Form 10-Q
period 1995-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1995-03-20
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1995                   Commission File No. 2-48728


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
       -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)


      New Jersey                                 22-1697095
- -------------------------------               ------------------
(State or other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)


   505 Main Street, P.O. Box 667, Hackensack, New Jersey   07602
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   201-488-6400
                                                     ------------


- -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes XX    No
                                       --      --

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                     INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.) Combined Balance Sheets for January 31, 1995 and
                      October 31, 1994;

                  b.) Combined Statements of Income and
                      Undistributed Earnings For Three Months Ended January 31, 1995 and 1994;

                  c.) Combined Statements of Cash Flows for Three Months Ended
                      January 31, 1995 and 1994;

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations

Part II: Other Information

         Item 5. Other Information

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE

                            COMBINED BALANCE SHEETS
                     JANUARY 31, 1995 AND OCTOBER 31, 1994
                                  (Unaudited)

                                                            January     October
                                                            31, 1995   31, 1994
                                                            --------   --------
                                                               (In Thousands
                                                                of Dollars)
                                     ASSETS
Real estate, at cost, net of accumulated
  depreciation (Notes 3, 4 and 5) ......................     $ 62,930   $ 63,176
Equipment, at cost, net of accumulated
    depreciation of $506,000 and $491,000 ................        212        214
Cash .....................................................        405        238
Tenants' security accounts ...............................        882        867
Sundry receivables .......................................        299        325
Prepaid expenses and other assets ........................        508        601
Deferred charges, net ....................................        234        192
                                                             --------   --------

          Totals .........................................   $ 65,470   $ 65,613
                                                             ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable (Note 4) ...........................   $ 33,870   $ 34,019
  Note payable - bank (Note 5) ...........................      5,932      5,428
    Accounts payable and accrued expenses ................        267        344
    Tenants' security deposits ...........................        985        964
  Other liabilities ......................................         94         77
    Deferred revenue .....................................        122        137
                                                             --------   --------
          Total liabilities ..............................     41,270     40,969
                                                             --------   --------

Minority interest ........................................      3,520      3,496
                                                             --------   --------
Commitments and contingencies (Note 6)
Shareholders' equity:
    Shares of beneficial interest without par
    value; 1,560,000 shares authorized;
    1,559,788 shares issued and outstanding ..............     19,314     19,314
    Undistributed earnings ...............................      1,366      1,834
                                                             --------   --------
          Total shareholders' equity .....................     20,680     21,148
                                                             --------   --------

           Totals ........................................   $ 65,470   $ 65,613
                                                             ========   ========

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 1995 AND 1994
                                  (Unaudited)


                                                            1995        1994
                                                           ------       -----
                                                             (In Thousands
                                                               of Dollars,
                                                               Except per
                                                             Share Amounts)
                                     INCOME
Rental revenue:
    Rental income (Note 6) .......................       $ 2,905        $ 2,234
    Real estate taxes reimbursed .................           174            168
    Common area maintenance reimbursed ...........           104             79
    Sundry income ................................            41             70
                                                         -------        -------
        Totals ...................................         3,224          2,551
                                                         -------        -------

Rental expenses:
    Operating expenses ...........................           703            593
  Management fees (Note 7) .......................           136            109
    Real estate taxes ............................           384            301
    Interest .....................................           767            574
    Depreciation .................................           375            294
                                                         -------        -------
        Totals ...................................         2,365          1,871
                                                         -------        -------

Income from rental operations ....................           859            680
                                                         -------        -------

Other income (expense):
    Interest income ..............................             2              2
    Interest expense .............................           (91)           (62)
    General and administrative ...................           (60)           (46)
                                                         -------        -------
        Totals ...................................          (149)          (106)
                                                         -------        -------

Income before minority interest ..................           710            574
Minority interest ................................           (24)            --
                                                         -------        -------

Net income .......................................       $   686        $   574
                                                         =======        =======

Earnings per share (Note 8) ......................       $   .44        $   .37
                                                         =======        =======

                             UNDISTRIBUTED EARNINGS

Balance, beginning of period .....................       $ 1,834        $ 1,978
Net income  ......................................           686            574
Less dividends paid ..............................        (1,154)        (1,029)
                                                         -------        -------

Balance, end of period ...........................       $ 1,366        $ 1,523
                                                         =======        =======

Dividends paid per share .........................       $   .74        $   .66
                                                         =======        =======
See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE

                       COMBINED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 1995 AND 1994
                                  (Unaudited)

                                                                            1995       1994
                                                                          -------    -------
                                                                             (In Thousands
                                                                               of Dollars)
Operating activities:
    Net income ........................................................   $   686    $   574
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization .................................       397        298
        Deferred revenue ..............................................       (15)       (48)
      Minority interest 24 Changes in operating assets and liabilities:
           Tenants' security accounts .................................       (15)       (24)
           Sundry receivables, prepaid expenses and other
        assets ........................................................       119         35
        Deferred charges ..............................................       (64)
           Accounts payable and accrued expenses ......................       (77)       (89)
           Tenants' security deposits .................................        21         29
           Other liabilities ..........................................        17
                                                                          -------    -------
               Net cash provided by operating activities ..............     1,093        775
                                                                          -------    -------

Investing activities - capital expenditures ...........................      (127)       (60)
                                                                          -------    -------
Financing activities:
    Dividends paid ....................................................    (1,154)    (1,029)
    Proceeds from note payable - bank .................................       504
    Repayment of mortgages ............................................      (149)       (84)
                                                                          -------    -------
             Net cash used in financing activities ....................      (799)    (1,113)
                                                                          -------    -------

Net increase (decrease) in cash .......................................       167       (398)
Cash, beginning of period .............................................       238        928
                                                                          -------    -------

Cash, end of period ...................................................   $   405    $   530
                                                                          =======    =======
Supplemental disclosure of cash flow data:
    Interest paid .....................................................   $   858    $   636
                                                                          =======    =======

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies:
                    Organization:
                       First Real Estate Investment Trust of New Jersey (the "Trust") was organized November 1, 1961 as a New Jersey Business Trust.

                       The Trust has elected to be taxed as a Real Estate Investment Trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, the Trust does not pay Federal income tax on income whenever income distributed to shareholders is equal to at least 95% of real estate investment trust taxable income. Further, the Trust pays no Federal income tax on capital gains distributed to shareholders.

                       The Trust is subject to Federal income tax on undistributed taxable income and capital gains. The Trust may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year.

                    Basis of presentation:
                       The combined financial information included herein as at January 31, 1995 and for the three months ended January 31, 1995 and 1994 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the combined financial position as of that date and the combined results of operations for those periods. The information in the combined balance sheet as of October 31, 1994 was derived from the Trust's audited annual report for 1994.

                    Principles of combination:
                       The combined financial statements include the accounts of the Trust and Westwood Hills, LLC (the "Affiliate"), which have been combined on the basis of common control. The Af-filiate is a limited liability company that is 40%-owned by the Trust and managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of the Affiliate are either trustees of the Trust or their families or officers of Hekemian. The combined financial statements include 100% of the Affiliate's assets, liabilities, operations and cash flows with the 60% interest owned by the other members of the Affiliate reflected as "minority interest." All significant intercompany accounts and transactions have been eliminated in combination.

                    Cash:
                       The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 1995 and October 31, 1994, the Trust had no cash equivalents.

                    Depreciation:
                       Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

                    Revenue recognition:
                       Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between the Trust and commercial tenants generally provide for additional rentals based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to the Trust, when billed to tenants or ratably over the appropriate period.

                    Deferred charges:
                       Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

                    Income taxes:
                       The Affiliate, with the consent of its members, elected to be treated as a limited liability company under the applicable sections of the Internal Revenue Code. Under these sections, income or loss, in general, is allocated to the members for inclusion in their individual income tax returns. Accordingly, there is no provision for income taxes applicable to the operations of the Affiliate in the accompanying combined financial statements.

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three month periods ended January 31, 1995 and 1994.

Note 2 - Acquisition:
                    During May 1994, the Trust became a 40% member of the Affiliate, a newly formed limited liability company.

                    On June 2, 1994, the Affiliate consummated the purchase of Westwood Properties, a residential apartment complex located in Westwood, New Jersey (the "Apartment Complex"). The cost of the Apartment Complex was approximately $15,419,000 of which $5,899,000 was paid in cash and $9,520,000 was financed by the proceeds of a mortgage.

                    The following unaudited proforma information (in thousands of dollars, except per share amounts) shows the results of operations for the three months ended January 31, 1994 as though the Apartment Complex had been acquired at the beginning of fiscal 1994:

                                        Rental revenue ..............   $ 3,084
                                        Rental expenses .............     2,342
                                                                        -------
                                        Income from rental operations       742
                                        Other expenses, net .........      (106)
                                        Minority interest ...........       (38)
                                                                        -------

                                        Net income ..................   $   598
                                                                        =======

                                        Earnings per share ..........   $   .38
                                                                        =======

                    In addition to combining the historical results of operations, the unaudited proforma results include adjustments for depreciation based on the purchase price and increased interest expense related to obligations incurred to complete the transaction.

                    The unaudited proforma results of operations set forth above are based on information furnished by the Trust's management. Such proforma information is not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 1994 or of future results of operations of the combined properties.

Note 3 - Real estate:
                    Real estate consists of the following:

                                            Range
                                         of Estimated    January        October
                                         Useful Lives    31, 1995       31, 1994
                                         ------------    --------       --------
                                                             (In Thousands
                                                              of Dollars)
Land ..............................                      $ 21,112       $ 21,112
Unimproved land ...................                         2,459          2,459
Apartment buildings ...............       7-40 years       20,820         20,749
Commercial buildings ..............       25-31.5 years        58             58
Shopping centers ..................       15-50 years      26,777         26,769
Construction in
  progress ........................                           773            737
                                                         --------       --------
                                                           71,999         71,884
Less accumulated depreciation .....                         9,069          8,708
                                                         --------       --------

    Totals ........................                      $ 62,930       $ 63,176
                                                         ========       ========

Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                             January    October
                                                             31, 1995   31, 1994
                                                             --------   --------
                                                                (In Thousands
                                                                  of Dollars)
                       State Mutual Life Assurance Company
                         of America (A) ..................   $ 18,560   $ 18,624
                       Aetna Life Insurance Company (B) ..      5,530      5,557
                       United Jersey Bank (C) ............      9,416      9,455
                       United Jersey Bank (D) ............        364        383
                                                             --------   --------

                           Totals ........................   $ 33,870   $ 34,019
                                                             ========   ========

                       (A)    Payable  in  monthly   installments   of  $160,925
                              including  interest  at 9% through  August 1997 at
                              which time the  outstanding  balance  is due.  The
                              mortgage  is  secured  by  a  shopping  center  in
                              Frederick,  Maryland  having a net  book  value of
                              approximately $26,784,000.

                       (B)    Payable   in  monthly   installments   of  $55,287
                              including  interest at 10% through  September 2001
                              at which time the outstanding  balance is due. The
                              mortgage  is  secured  by  a  shopping  center  in
                              Westwood,  New  Jersey  having a net book value of
                              approximately $12,177,000.

                       (C)    Payable  in  monthly  principal   installments  of
                              $12,989 plus  interest at a variable  rate through
                              June 2000 at which time the outstanding balance is
                              due.  The  mortgage  is secured  by the  Apartment
                              Complex in Westwood,  New Jersey having a net book
                              value  of  approximately  $15,244,000.  One of the
                              directors of the bank is a trustee of the Trust.

                       (D)    Payable   in   monthly   installments   of  $8,555
                              including interest at 7.625% through March 1999 at
                              which time the  outstanding  balance  is due.  The
                              mortgage  is secured by an  apartment  building in
                              Spring Lake, New Jersey having a net book value of
                              approximately $646,000.

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to January 31, 1995 are as follows:

                              Year Ending
                              January 31,         Amount
                              -----------        -------
                                 1996            $   621
                                 1997                665
                                 1998             18,379
                                 1999                409
                                 2000                343


Note 5 - Note payable - bank:
                    Note payable - bank consists of borrowings under a $20,000,000 revolving line of credit agreement with United Jersey Bank which expires on February 10, 1997. The first $10,000,000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus 1/2% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey and any vacant land owned by the Trust.


Note 6 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $40,071,000 at January 31, 1995 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to January 31, 1995 are as follows:

                              Year Ending
                              January 31,         Amount
                              -----------        -------
                                 1996            $ 4,502
                                 1997              3,880
                                 1998              3,670
                                 1999              2,987
                                 2000              2,504
                              Thereafter          12,850
                                                 -------
                                Total            $30,393
                                                 =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three month periods ended January 31, 1995 and 1994 were not material.

                       Residential tenants:
                           Lease terms for residential tenants are usually one year or less.

                    Environmental concerns:
                       A landfill which is considered a superfund site is located next to a vacant parcel of land which is owned by the Trust. The New Jersey Department of Environmental Protection and Energy ("NJDEPE") had advised the Trust that it was investigating the property for contamination as a result of the migration of environmentally sensitive materials from the landfill. In August 1994, the Trust was advised that, although the soil had not been environmentally impaired and a clean-up of the property would not be required, the NJDEPE did determine that the groundwater in the area of the landfill, including below the Trust's property, is contaminated as a result of the activity at the landfill. Accordingly, the NJDEPE is currently in the process of enforcing remediation of the groundwater by the responsible parties. As the Trust is not a responsible party, management anticipates that it will bear no liability for the cost of the groundwater remediation.

Note 7 - Management agreement:
                    The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $136,000 and $109,000 for the three months ended January 31, 1995 and 1994, respectively.

Note 8 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

      ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                             OPERATIONS AND FINANCIAL CONDITION

                         The following discussion should be read in conjunction with the attached financial statements and notes thereto, and the Registrant's audited financial statements and notes thereto for Fiscal Year ended October 31, 1994.

      Results of Operations

                         The earnings per share were $0.44 for the First Quarter 1995 as compared to $0.37 per share for the First Quarter of 1994, which increase was due, primarily, to the following three factors:

                             1) The   acquisition   of  a  forty  (40%)  percent
                                interest in the Westwood Hills, L.L.C., the owners of an apartment complex in Westwood, New Jersey, has contributed to the earnings of the Registrant since its purchase in June 1994; and

                             2) Last winter was severe in the northeast  portion
                                of the United States with significant snow falls resulting in higher than normal heating and snow removal costs for the first half of Fiscal Year 1994. The winter during the First Quarter 1995, in contrast, has been mild resulting in the diminished heating and snow removal costs when compared to the First Quarter of 1994; and
                             3) The  Registrant's  shopping  center  located  in
                                Frederick, Maryland, consisting of approximately 250,000 square feet of leasable space, is fully leased for the first time since its acquisition in 1992, which has made a substantial contribution to the rental income.

      Financial Condition

                         The Registrant continues to generate cash sufficient to meet all of its operational needs. Registrant does not anticipate that it will be required to borrow funds to sustain the anticipated dividend payment which has been increased from $0.32 per share to $0.35 per share for the first three quarters of Fiscal Year 1995.

           PART II.   OTHER INFORMATION

           Item 5. Other Information

           A)  Franklin Lakes, New Jersey Shopping Center
               ("Greentree Shopping Plaza" or "Greentree"

               The Registrant intends to close the Greentree Shopping Center in September or October of 1995. Thereafter, the Registrant intends to demolish all of the existing structures consisting of approximately 33,320 square feet of leasable space and replace the existing center. The new shopping center will have approximately 88,000 square feet of leasable space.

               The Registrant anticipates that construction will take approximately nine (9) months. During the period of construction Registrant will receive no rental income. Registrant expects to finance the construction of the new shopping center by securing construction and permanent mortgage financing in the amount of approximately $10.0 million.

               As reported in the 10-K/A and 8-K filed by the Registrant dated February 17, 1995, Grand Union, a current tenant at the existing shopping center, leases approximately 15,960 square feet of space. That lease expires by its terms on August 31, 1995. Grand Union has filed for Chapter 11 protection pursuant to the Federal Bankruptcy Laws. Grand Union has expressed an interest in renting approximately 40,000 square feet in the proposed Greentree Shopping Center.

               The Registrant anticipates that it will not commence construction of the new shopping center until: (1) a suitable lease is secured with one or more anchor tenants; (2) suitable financing is secured; and (3) all governmental approvals are secured.

               Registrant has received both local and county governmental approvals as of the date hereof to construct the Greentree Shopping Center. Registrant must secure certain approvals and permits to allow construction from the State of New Jersey, Department of Environmental Protection, including approval for the construction of a private treatment works, stream encroachment permits and approval to construct the proposed center in an area adjacent to certain designated wetlands. The Registrant expects to secure all necessary State of New Jersey approvals and permits to allow construction of the proposed center within the next ninety (90) days.



           B)  Westwood, New Jersey

               As  reported  in the 8-K filed  February  17,  1995,  Grand Union occupies 28,000 square feet of space at the Registrant's Westwood, New Jersey shopping center (the "Westwood Shopping Center") which has a total of 173,854 square feet of leasable space. The Grand Union lease for the Westwood Shopping Center expires on September 30, 2002. Pursuant to the terms of the Lease, however, Grand Union has several options which it may exercise to extend the term of the Lease beyond September 30, 2002.

               The Registrant has received all lease payments due from Grand Union through March 1995.

               The Registrant does not know at this time the full implications of the Chapter 11 filing by Grand Union on the lease for Westwood.

               The Registrant does not anticipate, however, any interruption in its rental income from the Westwood Shopping Center although Grand Union could seek to terminate its lease at the Center. The Grand Union base rental represents slightly less than 10% of the total income from the Center. In the event the lease was terminated by the Bankruptcy Court, Registrant estimates that its income for Fiscal 1995 would be reduced by approximately $.08 per share given the fact all rentals due under the lease have been received through March 1995.

               In addition, Registrant has received a request from an adjacent property owner to gain access to a portion of the Westwood Shopping Center in order to verify that no petroleum materials have migrated from its underground storage tanks onto Registrant's Center.

               No tests  have been  performed  at the  Center  through  the date
               hereof.   There  is  no  obvious   evidence,   however,   of  any
               contamination at the Center as of the date hereof.

               Further, it is the opinion of the Registrant that if any hazardous substances have migrated onto its shopping center that:
               (a) any remediation would be performed at the sole cost of the adjacent property owner; and (b) any remediation activity required would not materially interfere with the operation of the Center.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FIRST REAL ESTATE INVESTMENT
                                TRUST OF NEW JERSEY
                                ----------------------------
                                       (Registrant)



Date   March 7, 1995
       -------------



                                 /s/William R. DeLorenzo, Jr.
                                ---------------------------------
                                       (Signature)*
                                William R. DeLorenzo, Jr.
                                Executive Secretary and Treasurer






- ---------------
*Print name and title of the signing officer under his signature.