Form 10-Q
period 1995-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1995-06-13
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1995                     Commission File No. 2-48728


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


      New Jersey                                 22-1697095
- -------------------------------               -------------------
(State or other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)


   505 Main Street, P.O. Box 667, Hackensack, New Jersey           07602
- --------------------------------------------------------         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code   201-488-6400
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

                       Yes [ X ]   No  [  ]

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                     INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.) Combined Balance Sheets for April 30,
                      1995 and October 31, 1994;

                  b.) Combined Statements of Income and
                      Undistributed Earnings For Six Months
                      Ended April 30, 1995 and 1994;

                  c.) Combined Statements of Cash Flows for Six
                      Months Ended April 30, 1995 and 1994;

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Part II: Other Information

             Item 5. Other Information

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE

                            COMBINED BALANCE SHEETS
                      APRIL 30, 1995 AND OCTOBER 31, 1994
                                  (Unaudited)

                                                              April      October
                       ASSETS                               30, 1995    31, 1994
                       ------                               --------    --------
                                                                (In Thousands
                                                                 of Dollars)
Real estate, at cost, net of accumulated depre-
  ciation (Notes 3, 4 and 5) ...........................     $62,790     $63,176
Equipment, at cost, net of accumulated deprecia-
  tion of $521,000 and $491,000 ........................         213         214
Cash ...................................................         345         238
Tenants' security accounts .............................         891         867
Sundry receivables .....................................         177         325
Prepaid expenses and other assets ......................         524         601
Deferred charges, net ..................................         176         192
                                                             -------     -------
          Totals .......................................     $65,116     $65,613
                                                             =======     =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
    Mortgages payable (Note 4) .........................     $33,719     $34,019
  Note payable - bank (Note 5) .........................       5,778       5,428
    Accounts payable and accrued expenses ..............         333         344
    Tenants' security deposits .........................         992         964
  Other liabilities ....................................          25          77
    Deferred revenue ...................................          37         137
                                                             -------     -------
          Total liabilities ............................      40,884      40,969
                                                             -------     -------
Minority interest ......................................       3,543       3,496
                                                             -------     -------
Commitments and contingencies (Note 6)

Shareholders' equity:
    Shares of beneficial interest without par
    value; 2,310,000 (1995) and 1,560,000 (1994)
    shares authorized; 1,559,788 shares issued
    and outstanding (Note 9) ...........................      19,314      19,314
    Undistributed earnings .............................       1,375       1,834
                                                             -------     -------
          Total shareholders' equity ...................      20,689      21,148
                                                             -------     -------
           Totals ......................................     $65,116     $65,613
                                                             =======     =======

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE
            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 1995 AND 1994
                                  (Unaudited)

                                             Six Months                 Three Months
                                           Ended April 30,             Ended April 30,
                                       ---------------------       ---------------------
            INCOME                       1995          1994          1995          1994
            ------                     -------       -------       -------       -------
                                                    (In Thousands of Dollars,
                                                    Except Per Share Amounts)
Rental revenue:
    Rental income (Note 6) ......      $ 5,807       $ 4,509       $ 2,902       $ 2,275
    Real estate taxes reimbursed           329           309           155           141
    Common area maintenance reim-
      bursed ....................          183           233            79           154
    Sundry income ...............           71            73            30             3
                                       -------       -------       -------       -------
          Totals ................        6,390         5,124         3,166         2,573
                                       -------       -------       -------       -------

Rental expenses:
    Operating expenses ..........        1,424         1,256           721           663
  Management fees (Note 7) ......          275           222           139           113
    Real estate taxes ...........          756           629           372           328
    Interest ....................        1,538         1,145           771           571
    Depreciation ................          752           588           377           294
                                       -------       -------       -------       -------
          Totals ................        4,745         3,840         2,380         1,969
                                       -------       -------       -------       -------

Income from rental operations ...        1,645         1,284           786           604
                                       -------       -------       -------       -------

Other income (expense):
    Interest income .............            4             4             2             2
    Interest expense ............         (235)         (116)         (144)          (54)
    General and administrative ..         (126)          (92)          (66)          (46)
                                       -------       -------       -------       -------
          Totals ................         (357)         (204)         (208)          (98)
                                       -------       -------       -------       -------

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE
            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 1995 AND 1994
                                  (Unaudited)

                                  (Continued)

                                             Six Months                 Three Months
                                           Ended April 30,             Ended April 30,
                                       ---------------------       ---------------------
            INCOME                       1995          1994          1995          1994
            ------                     -------       -------       -------       -------
                                                    (In Thousands of Dollars,
                                                    Except Per Share Amounts)
Income before minority interest .        1,288         1,080           578           506
Minority interest ...............          (47)          (23)
                                                     -------       -------       -------

Net income ......................      $ 1,241       $ 1,080       $   555       $   506
                                       =======       =======       =======       =======

Earnings per share (Note 8) .....      $   .80       $   .69       $   .36       $   .32
                                       =======       =======       =======       =======

          UNDISTRIBUTED EARNINGS
          ----------------------
Balance, beginning of period ....      $ 1,834       $ 1,978       $ 1,366       $ 1,523
Net income ......................        1,241         1,080           555           506
Less dividends paid .............       (1,700)       (1,528)         (546)         (499)
                                       -------       -------       -------       -------

Balance, end of period ..........      $ 1,375       $ 1,530       $ 1,375       $ 1,530
                                       =======       =======       =======       =======

Dividends paid per share ........      $  1.09       $   .98       $   .35       $   .32
                                       =======       =======       =======       =======

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE

                       COMBINED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 1995 AND 1994
                                  (Unaudited)

                                                                 1995          1994
                                                               -------       -------
                                                                   (In Thousands
                                                                     of Dollars)
Operating activities:
    Net income ..........................................      $ 1,241       $ 1,080
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ...................          768           625
        Deferred revenue ................................         (100)          (97)
        Minority interest ...............................           47
        Changes in operating assets and liabilities:
           Tenants' security accounts ...................          (24)          (45)
           Sundry receivables, prepaid expenses and other
            assets ......................................          225            13
           Accounts payable and accrued expenses ........          (11)          (35)
           Tenants' security deposits ...................           28            52
           Other liabilities ............................          (52)           (2)
                                                               -------       -------
               Net cash provided by operating activities         2,122         1,591
                                                               -------       -------

Investing activities - capital expenditures .............         (365)         (111)
                                                               -------       -------

Financing activities:
    Dividends paid ......................................       (1,700)       (1,528)
  Deferred charges ......................................          (58)
  Proceeds (repayments) from note payable - bank ........          350          (481)
    Repayment of mortgages ..............................         (300)         (187)
                                                               -------       -------
               Net cash used in financing activities ....       (1,650)       (2,254)
                                                               -------       -------

Net increase (decrease) in cash .........................          107          (774)
Cash, beginning of period ...............................          238           928
                                                               -------       -------

Cash, end of period .....................................      $   345       $   154
                                                               =======       =======


Supplemental disclosure of cash flow data:
    Interest paid .......................................      $ 1,773       $ 1,253
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

                    Basis of presentation:
                       The combined financial information included herein as at April 30, 1995 and for the six and three months ended April 30, 1995 and 1994 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the combined financial position as of that date and the combined results of operations for those periods. The information in the combined balance sheet as of October 31, 1994 was derived from the Trust's audited annual report for 1994.

                    Principles of combination:
                       The combined financial statements include the accounts of the Trust and Westwood Hills, LLC (the "Affiliate"), which have been combined on the basis of common control. The Affiliate is a limited liability company that is 40%-owned by the Trust and managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of the Affiliate are either trustees of the Trust or their families or officers of Hekemian. The combined financial statements include 100% of the Affiliate's assets, liabilities, operations and cash flows with the 60% interest owned by the other members of the Affiliate reflected as "minority interest." All significant intercompany accounts and transactions have been eliminated in combination.

                    Cash:
                       The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At April 30, 1995 and October 31, 1994, the Trust had no cash equivalents.

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

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the six and three month periods ended April 30, 1995 and 1994.

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

                    The following unaudited proforma information (in thousands of dollars, except per share amounts) shows the results of operations for the six and three months ended April 30, 1994 as though the Apartment Complex had been acquired at the beginning of fiscal 1994:

                                                                                              Six               Three
                                                                                             Months             Months
                                                                                              Ended              Ended
                                                                                              April              April
                                                                                            30, 1994           30, 1994
                                                                                            --------           --------
                       Rental revenue                                                        $6,196             $3,112
                       Rental expenses                                                        4,800              2,458
                                                                                             ------             ------
                       Income from rental operations                                          1,396                654
                       Other expenses, net                                                     (204)               (98)
                       Minority interest                                                        (67)               (29)
                                                                                             ------             ------
                       Net income                                                            $1,125             $  527
                                                                                             ======             ======
                       Earnings per share                                                    $  .72             $  .34
                                                                                             ======             ======

                    In addition to combining the historical results of operations of the Apartment Complex and the Trust, the unaudited proforma results include adjustments for depreciation based on the Affiliate's purchase price, reduced interest income and increased interest expense related to cash paid and obligations incurred to complete the transaction.

                    The unaudited proforma results of operations set forth above are based on information furnished by the Trust's management. Such proforma information is not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 1994 or of future results of operations of the combined properties.

Note 3 - Real estate:
                    Real estate consists of the following:

                                                                               Range
                                                                            of Estimated           April           October
                                                                            Useful Lives          30, 1995         31, 1994
                                                                          ---------------         --------         --------
                                                                                                       (In Thousands
                                                                                                         of Dollars)
                      Land                                                                         $21,112          $21,112
                      Unimproved land                                                                2,459            2,459
                      Apartment buildings                                     7-40 years            20,947           20,749
                      Commercial buildings                                 25-31.5 years                58               58
                      Shopping centers                                       15-50 years            26,778           26,769
                      Construction in
                        progress                                                                       883              737
                                                                                                   -------          -------
                                                                                                    72,237           71,884
                      Less accumulated de-
                        preciation                                                                   9,447            8,708
                                                                                                   -------          -------
                          Totals                                                                   $62,790          $63,176
                                                                                                   =======          =======

Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                                                                   April           October
                                                                                                  30, 1995         31, 1994
                                                                                                  --------         --------
                                                                                                        (In Thousands
                                                                                                          of Dollars)
                       State Mutual Life Assurance Company
                         of America (A)                                                            $18,495          $18,624
                       Aetna Life Insurance Company (B)                                              5,502            5,557
                       United Jersey Bank (C)                                                        9,377            9,455
                       United Jersey Bank (D)                                                          345              383
                                                                                                   -------          -------
                           Totals                                                                  $33,719          $34,019

                       (A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $26,623,000.

                       (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $12,122,000.

                       (C) Payable in monthly principal installments of $12,989 plus interest at a variable rate through June 2000 at which time the outstanding balance is due. The mortgage is secured by the Apartment Complex in Westwood, New Jersey having a net book value of approximately $15,214,000. One of the directors of the bank is a trustee of the Trust.

                       (D) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $676,000.

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to April 30, 1995 are as follows:

                       Year Ending
                        April 30,                              Amount
                       -----------                             ------
                          1996                                $   632
                          1997                                    676
                          1998                                 18,305
                          1999                                    404
                          2000                                    333

Note 5 - Note payable - bank:
                    Note payable - bank consists of borrowings under a $20,000,- 000 revolving line of credit agreement with United Jersey Bank which expires on February 10, 1997. The first $10,000,- 000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus 1/2% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey and any vacant land owned by the Trust.


Note 6 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $39,959,000 at April 30, 1995 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to April 30, 1995 are as follows:

                            Year Ending
                             April 30,                           Amount
                            -----------                         -------
                              1996                              $ 4,310
                              1997                                3,797
                              1998                                3,234
                              1999                                2,878
                              2000                                2,392
                              Thereafter                         12,595
                                                                -------
                                Total                           $29,206
                                                                =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the six month periods ended April 30, 1995 and 1994 were not material.

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

Note 7 - Management agreement:
                    The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $275,000 and $222,000 for the six months ended April 30, 1995 and 1994, respectively and $139,000 and $113,000 for the three months ended April 30, 1995 and 1994, respectively.


Note 8 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.


Note 9 - Shares of beneficial interest:
                    On February 28, 1995, the Trust authorized an additional 750,000 shares of beneficial interest pursuant to a proposed dividend reinvestment plan (the "Plan"). The Plan was approved by the Securities and Exchange Commission on April 11, 1995 and is expected to be instituted during the third quarter of fiscal 1995.

                                     * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    The following discussion should be read in conjunction with the attached financial statements and notes thereto, and the Registrants audited financial statements and notes thereto for Fiscal Year ended October 31, 1994.

                    Results of Operations

                    The earnings per share from the Registrant's regular operations were $.35 for the Second Quarter 1995 as compared to $.32 for the Second Quarter 1994. The increase reflects additional rental income received from the same properties held by the Registrant in 1994 together with additional income received from the Westwood Hills, LLC which was acquired in June 1994. The earnings for the Second Quarter 1995 are in line with management's expectations and the Registrant's prior earnings history.

                    The earnings per share for the first six months of fiscal 1995 was $.80 as opposed to $.69 for the first six months of 1994 reflecting, primarily, the contribution of Westwood Hills LLC to the income of the Registrant.

                    Financial Condition

                    The Registrant continues to generate sufficient cash to meet all of its operational needs including all anticipated dividends.

                    On April 11, 1995 the Registrant's Dividend Re-Investment and Stock Purchase Plan (the "Plan") was declared effective by the United States Securities and Exchange Commission. The Registrant is in the process of securing all necessary approvals from the various states where shareholders of the Registrant reside in order to activate the Plan. Management anticipates that the Plan will be in effect for the third quarter 1995 dividend which will be paid in September, 1995. While Management anticipates that the Plan will make a positive contribution to the Registrant's cash flow, the extent of that contribution to the cash flow cannot be determined at the present time because there is no experience with the Plan; the Registrant cannot estimate the level of participation in the Plan by its shareholders.

Part II.  Other Information.

ITEM 5.  OTHER INFORMATION

                       A) Franklin Lakes, New Jersey Shopping Center ("Greentree Shopping Plaza" or "Greentree")

                    The Registrant anticipates that the Greentree Shopping Plaza will be closed during the month of September, 1995. The construction of the new center cannot start until all state and local approvals are in place which may not take place until January, 1996. As a result, the construction of the new center may not commence until the Spring of 1996. Management now anticipates that the new center will not be operational until January of 1997. As a result, from October, 1995 through December, 1996, no income will be received from Greentree. In addition, the Registrant will incur both construction costs and normal carrying charges for the property during this period. Management anticipates that Registrant will finance the construction costs of the new shopping center by securing a construction mortgage; in addition, Registrant anticipates that it will secure permanent mortgage financing for the new center.

                    B)  Westwood, New Jersey (the "Westwood Shopping Center")

                    The Grand Union Company, a major tenant of the Registrant at the Westwood Shopping Center, continues to make all scheduled rent payments in accordance with its lease despite its Chapter 11 Bankruptcy filing. There has been no effort to terminate the lease.

                    The owner of the project adjacent to the Westwood Shopping Center who has suffered a discharge from their underground storage tanks has not pursued its request to gain access to the Registrant's property for testing.

                    The Registrant knows of no evidence of any contamination to its property.

                    C)  8-K

                    The Registrant filed an 8-K Report on February 17, 1995 which (a) discussed the proposed development of the Greentree Shopping Plaza and
(b) the fact Grand Union Company was a major tenant at the Westwood Shopping Center and that the Registrant did now know whether the Chapter 11 filed by Grand Union would impact the lease at Westwood.

                    The 8-K report filed on February 17, 1995 is incorporated by reference.

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



                                FIRST REAL ESTATE INVESTMENT
                                TRUST OF NEW JERSEY
                                ----------------------------
                                       (Registrant)



Date June 8, 1995
     ---------------


                                /s/ William R. DeLorenzo, Jr.
                                ----------------------------------
                                       (Signature)*
                                William R. DeLorenzo, Jr.
                                Executive Secretary and Treasurer






- ---------------
*Print name and title of the signing officer under his signature.

               SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY



















                                    N O N E
                                    -------