Form 10-Q/A
period 1995-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1995-06-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q/A



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

                    Results of Operations

                    The earnings per share from the Registrant's regular operations were $.36 for the Second Quarter 1995 as compared to $.32 for the Second Quarter 1994. The increase reflects additional rental income received from the same properties held by the Registrant in 1994 together with additional income received from the Westwood Hills, LLC which was acquired in June 1994. The earnings for the Second Quarter 1995 are in line with management's expectations and the Registrant's prior earnings history.

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