Form 10-Q
period 1995-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1995-09-15
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1995                      Commission File No. 2-48728


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


      New Jersey                                 22-1697095
-------------------------------               -------------------
(State or other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)


   505 Main Street, P.O. Box 667, Hackensack, New Jersey           07602
--------------------------------------------------------         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code   201-488-6400
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

                                     INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.) Combined  Balance Sheets for July 31, 1995 and October 31,
                      1994;

                  b.) Combined  Statements of Income and Undistributed  Earnings
                      For Nine and Three Months Ended July 31, 1995 and 1994;

                  c.) Combined  Statements  of Cash Flows for Nine Months  Ended
                      July 31, 1995 and 1994;

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Part II: Other Information

         Item 5. Other Information

         Item 6. No Exhibits

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE

                            COMBINED BALANCE SHEETS
                       JULY 31, 1995 AND OCTOBER 31, 1994
                                  (Unaudited)

                                                             July       October
                                                           31, 1995     31, 1994
                                                           --------     --------
                                                         (In Thousands of Dollars)
                        ASSETS
                        ------
Real estate, at cost, net of accumulated
  depreciation (Notes 3, 4 and 5) ....................     $ 62,384     $ 63,176
Equipment, at cost, net of accumulated
  depreciation of $537,000 and $491,000 ..............          219          214
Cash .................................................          242          238
Tenants' security accounts ...........................          906          867
Sundry receivables ...................................          543          325
Prepaid expenses and other assets ....................          885          601
Deferred charges, net ................................          457          192
                                                           --------     --------

          Totals .....................................     $ 65,636     $ 65,613
                                                           ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
    Mortgages payable (Note 4) .......................     $ 33,565     $ 34,019
  Note payable - bank (Note 5) .......................        5,824        5,428
    Accounts payable and accrued expenses ............          310          344
    Tenants' security deposits .......................        1,010          964
  Other liabilities ..................................           27           77
    Deferred revenue .................................          336          137
                                                           --------     --------
          Total liabilities ..........................       41,072       40,969
                                                           --------     --------
Minority interest ....................................        3,577        3,496
                                                           --------     --------
Commitments and contingencies (Note 6)

Shareholders' equity:
    Shares of beneficial interest without par
      value; 1,560,000 shares authorized;
      1,559,788 shares issued and outstanding
      (Note 9) .......................................       19,314       19,314
    Undistributed earnings ...........................        1,673        1,834
                                                           --------     --------
          Total shareholders' equity .................       20,987       21,148
                                                           --------     --------
           Totals ....................................     $ 65,636     $ 65,613
                                                           ========     ========

See Notes to Combined Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS NINE AND THREE MONTHS ENDED JULY 31, 1995 AND 1994 (Unaudited)

                                                      Nine Months                Three Months
                                                     Ended July 31,              Ended July 31,
                                                 ---------------------       ---------------------
                                                   1995          1994          1995          1994
                                                 -------       -------       -------       -------
                                                (In Thousands of Dollars, Except Per Share Amounts)
                  INCOME
Rental revenue:
    Rental income (Note 6) ................      $ 8,727       $ 7,105       $ 2,920       $ 2,596
    Real estate taxes reimbursed ..........          617           460           288           151
    Common area maintenance reimbursed ....          285           380           102           147
    Sundry income .........................          119           113            48            40
                                                 -------       -------       -------       -------
        Totals ............................        9,748         8,058         3,358         2,934
                                                 -------       -------       -------       -------
Rental expenses:
    Operating expenses ....................        2,033         1,811           609           555
  Management fees (Note 7) ................          416           345           141           123
    Real estate taxes .....................        1,132           971           376           342
    Interest ..............................        2,311         1,830           773           685
    Depreciation ..........................        1,140           930           388           342
                                                 -------       -------       -------       -------
        Totals ............................        7,032         5,887         2,287         2,047
                                                 -------       -------       -------       -------
Income from rental operations .............        2,716         2,171         1,071           887
                                                 -------       -------       -------       -------
Other income (expense):
    Interest income .......................            6             4             2
    Interest expense ......................         (363)         (203)         (128)          (87)
    General and administrative ............         (193)         (134)          (67)          (42)
                                                 -------       -------       -------       -------
        Totals ............................         (550)         (333)         (193)         (129)
                                                 -------       -------       -------       -------
Income before minority interest ...........        2,166         1,838           878           758
Minority interest .........................          (81)          (59)          (34)          (59)
                                                 -------       -------       -------       -------
Net income ................................      $ 2,085       $ 1,779       $   844       $   699
                                                 =======       =======       =======       =======
Earnings per share (Note 8) ...............      $  1.34       $  1.14       $   .54       $   .45
                                                 =======       =======       =======       =======
         UNDISTRIBUTED EARNINGS
Balance, beginning of period ..............      $ 1,834       $ 1,978       $ 1,375       $ 1,530
Net income ................................        2,085         1,779           844           699
Dividends paid ............................       (2,246)       (2,028)         (546)         (500)
                                                 -------       -------       -------       -------
Balance, end of period ....................      $ 1,673       $ 1,729       $ 1,673       $ 1,729
                                                 =======       =======       =======       =======
Dividends paid per share ..................      $  1.44       $  1.30       $   .35       $   .32
                                                 =======       =======       =======       =======

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                          OF NEW JERSEY AND AFFILIATE

                       COMBINED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 1995 AND 1994
                                  (Unaudited)

                                                             1995        1994
                                                           --------    --------
                                                         (In Thousands of Dollars)
Operating activities:
    Net income .........................................   $  2,085    $  1,779
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ..................      1,152         986
        Deferred revenue ...............................        199          62
        Minority interest ..............................         81          59
        Changes in operating assets and liabilities:
           Tenants' security accounts ..................        (39)       (226)
           Sundry receivables, prepaid expenses and
        other assets ...................................       (502)       (453)
           Accounts payable and accrued expenses .......        (34)         (2)
           Tenants' security deposits ..................         46         241
           Other liabilities ...........................        (50)        (18)
                                                           --------    --------
               Net cash provided by operating activities      2,938       2,428
                                                           --------    --------
Investing activities - capital expenditures ............       (353)    (15,641)
                                                           --------    --------
Financing activities:
    Dividends paid .....................................     (2,246)     (2,028)
    Minority interest contribution .....................      3,540
  Deferred charges .....................................       (277)        (59)
  Proceeds from note payable - bank ....................        396       2,000
    Repayments of note payable - bank ..................       (192)
    Proceeds from mortgages ............................      9,250
    Repayment of mortgages .............................       (454)        (48)
                                                           --------    --------
               Net cash provided by (used in) financing
                 activities ............................     (2,581)     12,463
                                                           --------    --------
Net increase (decrease) in cash ........................          4        (750)
Cash, beginning of period ..............................        238         928
                                                           --------    --------
Cash, end of period ....................................   $    242    $    178
                                                           ========    ========
Supplemental disclosure of cash flow data:
    Interest paid ......................................   $  2,674    $  2,033
                                                           ========    ========

Supplemental schedule of noncash investing and financing activities: During the nine months ended July 31, 1994, the Affiliate financed the purchase of real estate with mortgage proceeds of $9,520,000 (see Note 2).

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

                    Basis of presentation:
                       The combined financial information included herein as at July 31, 1995 and for the nine and three months ended July 31, 1995 and 1994 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the combined financial position as of that date and the combined results of operations for those periods. The information in the combined balance sheet as of October 31, 1994 was derived from the Trust's audited annual report for 1994.

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

                    Cash:
                       The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At July 31, 1995 and October 31, 1994, the Trust had no cash equivalents.

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

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the nine and three month periods ended July 31, 1995 and 1994.

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

                    The acquisition was accounted for as a purchase and, accordingly, the Apartment Complex's operations have been included in the accompanying 1994 statements of income since the date of acquisition.

                    The following unaudited proforma information (in thousands of dollars, except per share amounts) shows the results of operations for the nine and three months ended July 31, 1994 as though the Apartment Complex had been acquired at the beginning of fiscal 1994:

                                                        Nine            Three
                                                       Months           Months
                                                       Ended            Ended
                                                        July             July
                                                      31, 1994         31, 1994
                                                      --------         --------
Rental revenue ...............................         $ 9,283          $ 3,109
Rental expenses ..............................           6,769            2,173
                                                       -------          -------
Income from rental operations ................           2,514              936
Other expenses, net ..........................            (414)            (140)
Minority interest ............................            (262)             (88)
                                                       -------          -------

Net income ...................................         $ 1,838          $   708
                                                       =======          =======

Earnings per share ...........................         $  1.18          $   .45
                                                       =======          =======

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

Note 3 - Real estate:
                    Real estate consists of the following:

                                           Range
                                        of Estimated       July         October
                                        Useful Lives     31, 1995       31, 1994
                                       --------------    --------       --------
                                                        (In Thousands of Dollars)
Land ..............................                      $ 21,112       $ 21,112
Unimproved land ...................                         2,444          2,459
Apartment buildings ...............        7-40 years      21,087         20,749
Commercial buildings ..............     25-31.5 years          58             58
Shopping centers ..................       15-50 years      26,809         26,769
Construction in
  progress ........................                           700            737
                                                         --------       --------
                                                           72,210         71,884
Less accumulated de-
  preciation ......................                         9,826          8,708
                                                         --------       --------

    Totals ........................                      $ 62,384       $ 63,176
                                                         ========       ========

Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                           July         October
                                                         31, 1995       31, 1994
                                                         --------       --------
                                                       (In Thousands of Dollars)
State Mutual Life Assurance Company
  of America (A) .................................       $ 18,428       $ 18,624
Aetna Life Insurance Company (B) .................          5,473          5,557
United Jersey Bank (C) ...........................          9,338          9,455
United Jersey Bank (D) ...........................            326            383
                                                         --------       --------

    Totals .......................................       $ 33,565       $ 34,019
                                                         ========       ========

(A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $26,488,000.

(B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $12,079,000.

(C) Payable in monthly principal installments of $12,989 plus interest at a variable rate through June 2000 at which time the outstanding balance is due. The mortgage is secured by the Apartment Complex in Westwood, New Jersey having a net book value of approximately $15,161,000. One of the directors of the bank is a trustee of the Trust.

(D) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $686,000. Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to July 31, 1995 are as follows:

                       Year Ending
                         July 31,                   Amount
                       -----------                 -------
                          1996                     $   643
                          1997                      18,520
                          1998                         398
                          1999                         384
                          2000                         324

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

Note 6 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $39,593,000 at July 31, 1995 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to July 31, 1995 are as follows:

                           Year Ending
                             July 31,                     Amount
                           -----------                   -------
                              1996                       $ 4,358
                              1997                         3,844
                              1998                         3,282
                              1999                         2,927
                              2000                         2,442
                              Thereafter                  12,614
                                                         -------
                                Total                    $29,467
                                                         =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the nine month periods ended July 31, 1995 and 1994 were not material.

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

Note 7 - Management agreement:
                    The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $416,000 and $345,000 for the nine months ended July 31, 1995 and 1994, respectively and $141,000 and $123,000 for the three months ended July 31, 1995 and 1994, respectively.


Note 8 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.


Note 9 - Shares of beneficial interest:
                    On February 28, 1995, the Trustees approved an increase of 750,000 authorized shares of beneficial interest pursuant to a proposed dividend reinvestment plan (the "Plan"). The Plan was approved by the Securities and Exchange Commission on April 11, 1995 and the increase in the authorized number of shares will be concurrent with the commencement of the Plan which is expected to occur in the fourth quarter of fiscal 1995.



                                                           * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    Results of Operations

                    1.)    Third Quarter 1995 versus Second Quarter 1995

                    The ordinary earnings per share for the Trust were $0.54 for the Third Quarter 1995 as opposed to $0.36 for the Second Quarter 1995. The results for the Third Quarter 1995 are consistent with expectations of management since the first two quarters of the fiscal year absorbed the majority of all heating costs. The mild winter in the Northeast contributed to a decrease in heating costs. In addition to lower costs, the Trust was able to secure an increase in rental income for a majority of its properties. The Trust has also decided to defer certain maintenance programs which has lower expenses for the most recent fiscal quarters.

                    2.)    Third Quarter 1995 versus Third Quarter 1994

                    The ordinary earnings per share were $0.54 for the Third Quarter 1995 as compared with $0.45 for the Third Quarter 1994. The increase in earnings per share was due to several factors including the contribution to the gross revenues of the Trust's interest in Westwood Hills, LLC for a full quarter in 1995 as compared with only a portion of the quarter in 1994. In addition, the rental income for the Trust's properties have been increased to reflect market conditions.

                    3.) Nine Months Ending July 31, 1995 versus Nine Months Ending July 31, 1994

                    The ordinary income for the Trust was $1.34 per share for the first nine months of 1995 as compared with $1.14 for the same period in 1994. The increase reflects the increase in rentals achieved on a majority of the Trust's properties, moderate heating costs and a full nine month's of income from the Trust's investment in Westwood Hills, LLC.

Financial Condition

                    The Trust is currently generating sufficient cash flow to meet all of its operational requirements. The Trust does not anticipate that it will be required to borrow funds to pay any projected dividends other than on a short term basis.

                    The Trust will, however, borrow funds under its Line of Credit or mortgage financing to raise sufficient funds for the demolishment and reconstruction of its shopping center in Franklin Lakes, New Jersey, see Part II
- Other Information, Item 5 (B), which follows, for details.

                    As previously reported, the Trust proposed Dividend Reinvestment and Stock Purchase Plan (the "Plan") was declared effective by the United States Securities and Exchange Commission in April, 1995. The Trust also reported that it was proceeding to secure all required State approvals and that the Plan would be in effect for the Third Quarter of 1995. The Trust has decided to postpone implementation of the Plan until the Second Quarter of fiscal year 1996.
----

Part II.  Other Information.

ITEM 5.             A) Annual Meeting; Election of Board Members and Officers

                    At the May 31, 1995, Annual Meeting of the Trust, Donald W. Barney, Ronald J. Artinian and Alan L. Aufzien were elected to succeed themselves as members of the Board of Trustees.

                    The current officers of the Trust are:

                    Robert S. Hekemian          - Chairman
                    Donald W. Barney            - President
                    Dr. John B. Voskian         - Secretary
                    William R. DeLorenzo, Jr.   - Executive Sec. & Treasurer

                    The current members of the Board of Trustees are:

                    Robert S. Hekemian
                    Donald W. Barney
                    Dr. John B. Voskian
                    Hon. Herbert C. Klein
                    Nicholas A. Laganella
                    Charles J. Dodge
                    Ronald J. Artinian
                    Alan L. Aufzien

                    B) Franklin Lakes, New Jersey

                    The Trust has secured  all of the local and state  approvals required to demolish the current shopping center located in Franklin Lakes, New Jersey with the exception of a Letter of Interpretation ("LOI") from the New Jersey Department of Environmental Protection ("NJDEP") concerning the delineation of wetlands and associated transition zones. The Trust anticipates receipt of the LOI with NJDEP for the outstanding wetland issues prior to November 1, 1995.

                    The Trust anticipates that the present shopping center will be demolished prior to March 1, 1996, with a new 88,000 square foot center to be operational by January 1, 1997. A lease for approximately 42,000 square feet of space has been agreed to in principle with Grand Union which has emerged from Chapter 11 Bankruptcy proceedings.

                    The Trust now anticipates that the shopping center will be completely closed by October 1, 1995. The Center will be demolished and construction will commence in March, 1996. From October 1, 1995 to March 1, 1996 the Trust will receive no revenue from the center. All lease payments due from Grand Union through the end of their current lease which expired by its terms on August 31, 1995, have been received.

                    C) Westwood, New Jersey

                    All rentals due under the Grand Union lease at the Westwood Shopping Center have been received through August, 1995. Grand Union has emerged from Chapter 11 Bankruptcy proceeding.

ITEM 6.             No exhibits are required.

                    No Form 8-K was filed by the Trust.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FIRST REAL ESTATE INVESTMENT
                                TRUST OF NEW JERSEY
                                -----------------------------
                                       (Registrant)



Date   September 15, 1995
       -----------------------


                                /s/ William R. DeLorenzo, Jr.
                                -----------------------------
                                         (Signature)*
                                William R. DeLorenzo, Jr.
                                Executive Secretary and Treasurer






---------------
*Print name and title of the signing officer under his signature.

               SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY



















                                    N O N E
                                    -------