Form 10-K
period 1995-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1996-02-01
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.
                   For the Fiscal Year Ended October 31, 1995.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from _______ to _________

                          Commission File No. 2-27018.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

New Jersey                                              I.R.S. No. 22-1697095
-------------------------------                         ---------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization.)                           Identification No.)

505 Main Street, P.O. Box 667
Hackensack, New Jersey                                          07602
-----------------------------                                 ----------
(Address of principal executive offices.)                     (Zip Code)

Registrant's telephone no., including area code:  201-488-6400
                                                  ------------
Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]       No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $20,413,118 based on the average bid and asked prices of the Registrant's Certificates of Beneficial Interest as reported to the Registrant by Janney Montgomery Scott, Inc. for the fourth calendar quarter of 1995.

1,559,788 Certificates of Beneficial Interest were outstanding on December 31, 1995.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index on Pages

                                TABLE OF CONTENTS

                                     PART I

Item 1.           Business
Item 2.           Properties
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of
                  Security Holders



                                     PART II

Item 5.           Market for Registrant's Common Stock
                  and Related Security Holder Matters
Item 6.           Selected Financial Data
Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operation
Item 8.           Financial Statements and Supplementary
                  Data
Item 9.           Changes in and Disagreements on
                  Accounting and Financial Disclosure



                                    PART III

Item 10.          Directors and Executive Officers of
                  the Registrant
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management
Item 13.          Certain Relationships and Related
                  Transactions


                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

PART I

ITEM 1.           BUSINESS.

(A)      GENERAL.

         Registrant, First Real Estate Investment Trust of New Jersey, is an unincorporated business trust organized in New Jersey pursuant to a Trust Agreement dated November 1, 1961, as amended and restated as of November 7, 1983 (the "Declaration of Trust"). Registrant is an equity real estate investment trust engaged in the business of acquiring and holding real estate including shopping centers, apartment complexes and commercial properties. In addition, the Registrant has purchased vacant land for future development. It is the policy of Registrant to purchase real property for investment and not for resale or turnover. The Registrant has operated in accordance with the above stated general policy since its inception. In the future, the Registrant may purchase additional properties on a joint venture basis in those situations where it can maintain appropriate management control.

         The Registrant has elected and conducts its operations in a manner intended to comply with the requirements for qualification as a real estate investment trust ("REIT") pursuant to the Real Estate Investment Act of 1960. (Sections 856-860 of the Internal Revenue Code of 1986, hereinafter referred to as the "Code"). Under the Code, a REIT which meets certain requirements is not subject to federal income tax on that portion of its taxable income which is distributed to its shareholders provided at least 95% of its REIT taxable income, excluding any net capital gain, is so distributed.

         Under its Declaration of Trust, the Registrant is permitted to invest in a broad range of real estate investments and non-real estate investments, including full or participating interests in securities, whether or not secured by mortgages, rents and lease payments and the ownership of any other interests, including equity interests, related to real property. The investment power permits the Registrant to generate income of the types permitted to be received by REITs under Section 856 of the Code. Registrant's Declaration of Trust permits it to conduct its business operations without qualifying as a REIT. Nevertheless, it is the Registrant's intention to continue to qualify as a REIT.

         All of the Registrant's properties are managed by Hekemian & Co., Inc. under a management and brokerage agreement dated December 20, 1961, as amended by an Amendment dated May 8, 1963 (the "Management Contract").

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         For the last three fiscal years, the Registrant's revenue and profits from operations are as set forth in the Financial Statements annexed hereto.

(C)      NARRATIVE DESCRIPTION OF BUSINESS.

         (1)(i) General -- The principal activity of the Registrant is to purchase real property, improved and unimproved, primarily for investment and not for resale or turnover. The Registrant is formed as a REIT under the Code which provides investors of the Registrant's shares the opportunity to participate in diversified properties consisting, primarily, of income producing apartment complexes and shopping centers.

         The Registrant's real estate assets as of October 31, 1995, consisted of 15 properties all of which are wholly owned together with a 40% interest in Westwood Hills, a New Jersey limited liability company (the "LLC") which owns a 210 unit apartment complex in Westwood, New Jersey ("Westwood Hills").

         The Registrant does not hold any mortgage note receivables.

         The  following   table  sets  forth  certain   information   concerning
Registrant's real estate and other investments as of October 31, 1995:

                                                     Square Feet,                       Depreciated
                                                     Apartment Units                    Cost of
A) Real Estate             No. of                    or Acreage of                      Buildings
   Investments             Properties                Vacant Land                        and Equipment
--------------             ----------                ---------------                    -------------
Apartment
 Properties                   8 (1)                     639 Units                        $43,070,000

Commercial
 Property                     1                      4800 sq. ft.                        $    14,000

Shopping
 Centers                      3                      461,448 sq. ft.                     $23,400,000

Unimproved
  Land                        3                      62.39 Acres (2)                     $ 2,452,000

--------
(1) Exclusive of Westwood Hills, see paragraph (B) set forth below.
(2) Includes unimproved land contiguous to Franklin Lakes Shopping Center.

         The Registrant's mortgage indebtedness as of October 31, 1995, for all real estate investments owned by the Registrant (exclusive of Westwood Hills) was $24,110,000 representing three mortgages, one on its property in Spring Lake Heights which bears interest at 7.625% per annum and matures in April, 1999; a second mortgage which is on the Westwood Shopping Center, Westwood, New Jersey ("Westwood Plaza") which mortgage matures in September, 2001 and bears interest at the rate of 10% per annum; the third mortgage is secured by the Westridge Square Shopping Center, Frederick, Maryland ("Westridge") and bears interest at the rate of 9% per annum; this mortgage matures in August, 1997. (See, Liquidity and Capital Reserves, sub-paragraph (d)i-iii at pp. 25-26 hereof).

         The mortgages for Westwood Plaza and Westridge provide for substantial balloon payments of principal due in September 2001 and August, 1997 respectively. The Registrant has made no provision to reserve cash to meet these balloon payment obligations. (See, Liquidity and Capital Reserves, sub-paragraph
(d)i-iii at pp. 25-26 hereof). The Registrant intends to refinance each of the shopping centers at the then prevailing terms and conditions which could be less favorable then the present mortgage terms and conditions. (See "Leverage, No Limitation and Debt; Possible Inability to Refinance Balloon Payments on Mortgage Debt" at pages 10-12 hereof.)

         The mortgage for Spring Lake Heights is self-liquidating so that in April, 1999 there will be no balloon payment due.

                                                                              Depreciated
                                           Investment           No. of          Cost of
                            No.of           Held by           Apartment        Buildings
B)Other Investment       Properties        Registrant           Units         and Equipment
------------------       ----------        ----------         ---------       -------------
Westwood Hills,
New Jersey
limited liability             1               40%                210           $11,263,000
  company

         Registrant purchased a 40% interest in Westwood Hills in June, 1994.

         The Registrant is the managing member of Westwood Hills.


---------------------

         The LLC paid $14,500,000 for the 210 unit apartment complex and an additional $889,000 in closing costs which included a realtor's commission of $725,000. The portion of the realtor's commission paid to Hekemian & Co., Inc. was $500,000 with the balance of $225,000 being paid to a third-party realtor. The LLC invested a total of $4,980,000 in cash and financed the balance of the purchase price by securing a first mortgage from United Jersey Bank of New Jersey ("UJB") a member of UJB Financial Corp., the successor to United Jersey Bank, Hackensack, New Jersey. The first mortgage received from UJB was in the original amount of $9,520,000 (the "UJB Mortgage"). (See, Liquidity and Capital Reserves, sub- paragraph (d)iv at p. 26 hereof and also "Item 13. Certain Relationships and Related Transactions" at pp. 35-42).

         The UJB Mortgage was refinanced by the LLC in September, 1995. A new mortgage was secured from USG Annuity & Life Company in the amount of $10.5 million (the "USG Mortgage"). The USG Mortgage is for a term of seven (7) years with a twenty-five (25) year payout; the interest rate is 7.80% per annum. As a result of the refinancing of Westwood Hills approximately $1,000,000 was distributed to all equity investors. The Registrant received a total of approximately $400,000 as a result of the refinancing.

         At the end of the seven (7) year term of the USG Mortgage, a substantial balloon payment will be due in the amount of $9,230,965. The LLC has made no provision to reserve cash to meet this balloon payment obligation. (See Liquidity and Capital Reserves, sub-paragraph (d)iv at p. 26 hereof). The LLC intends to refinance the apartment complex prior to the time the balloon payment is due on the then prevailing terms and conditions which could be less favorable then the present mortgage terms and conditions. (See "Leverage, No Limitation on Debt; Possible Inability to Refinance Balloon Payments on Mortgage Debt" at pages 10-12 hereof).

         (ii) Line of Credit

         All of the Registrant's existing properties, except all vacant land, Westwood Plaza, Westridge and Westwood Hills are subject to a mortgage lien of $20,000,000 which represents security for a line of credit with UJB (the "Line of Credit"). The Line of Credit was secured in February, 1994.

         In accordance with the provisions of Section 2.03 of the Line of Credit agreement, and subject to a $20 million limitation on all advances, UJB will make available to the Registrant up to a maximum of $7.5 million for general business purposes and up to a maximum of $15 million, on an offering basis, for the Registrant's acquisition of real estate and capital improvements. The real estate acquisition advances are subject to certain limitations and requirements.

         The Line of Credit expires on February 10, 1997 unless extended by agreement of the parties or unless sooner terminated upon the occurrence of an event of default or in accordance with the provisions of Sections 2.02(b) and
6.09 of the Line of Credit.

         Pursuant to those sections, the Registrant must satisfy certain financial requirements. Such tests include the maintenance of: (1) shareholders' equity at a level of at least $18 million as of the end of each fiscal quarter;
(2) a debt to worth ratio of less than 4.0; (3) cash flow (net income plus depreciation) in excess of $2.5 million for the preceding twelve months, as determined at the end of each fiscal quarter; (4) a debt service coverage ratio of 1.4 or greater. Section 6.09(e) of the Line of Credit prohibits the Registrant from incurring any additional secured or unsecured indebtedness (other than trade payables), except for the refinancing of existing mortgages, for the acquisition of new income-producing property (but only where such debt is on a non-recourse basis other than liability under environmental, fraud and representation and warranty clauses) and for the expansion and/or renovation of existing income-producing property.

         The Registrant currently meets all of the standards set forth in the Line of Credit and anticipates that it will continue to meet all such standards in the future.

         Advances under the Line of Credit up to and including $10 million in the aggregate bear interest, at the election of the Registrant at either: (A) UJB's variable Base Lending Rate, as announced from time to time; or (B) (i) the average of LIBOR (the annual rate of interest at which United States Dollars deposits are offered to prime banks in the London interbank market) on contracts ending 1, 2, 3 or 6 months from the advance date, for the two (2) business days preceding the advance date (round upward to the nearest whole multiple of 1/16 of 1% per annum) divided by (ii) a percentage equal to 100% less the stated maximum rate of all reserves required to be maintained against "LIBOR Rate Liabilities" as specified in Regulation D, (the "LIBOR Base"), plus (iii) 200 basis points (2%). Advances in excess of $10,000,000 will bear interest at the UJB Base Lending Rate plus one half of one percent (1/2%) or at the LIBOR Base plus 250 basis points (2.5%). At the closing, the Registrant elected to use the LIBOR Base, plus 200 basis points, which then produced an interest rate of 5.88% per annum. The principal balance due on the Line of Credit, as of October 31, 1995 was $5,168,860 with an applicable interest rate of 7.875%. The interest rate, as of December 31, 1995, remained at 7.875%.

         (2) During the fiscal year, the Registrant has not made a public announcement concerning a new product or industry segment which would require the investment of a material amount of the assets of the Registrant.

         (3) Sources and availability of raw materials are not applicable to the Registrant's business.

         (4) Patents, trademarks, licenses, franchises and concessions are not important to the business of the Registrant.

         (5) Registrant's business is not seasonal.

         (6) Working capital items are not applicable to the Registrant's business.

         (7) Management believes that the Registrant's business is not materially dependent upon a single customer or a few customers. No single tenant occupies more than 10% of the Registrant's holdings, except that the Registrant's retail property, located in Glen Rock, New Jersey, is occupied by a single tenant whose lease expires on January 31, 2000.

         (8) Information concerning backlog is not material nor relevant to an understanding of the Registrant's business.

         (9) Information concerning renegotiation of profits or termination of contracts at the election of the government is not material or relevant to an understanding of the Registrant's business.

         (10) The Registrant is subject to normal competition with other investors to acquire real property and to profitably manage such property.

         Numerous other REIT(s), banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with the Registrant in seeking properties for acquisition, tenants and properties, leasing revenues and land for development. During the past several years, the Registrant has concentrated its expansion efforts upon the acquisition of multi-family residential and shopping center properties which are substantially larger than those real estate assets the Registrant had historically sought to include in its portfolio. As a result, the Registrant has encountered increasing competition for investment grade real estate from other entities and persons which have investment objectives similar to those of the Registrant. Such competitors may have significantly greater resources and financial revenues, may derive funding from foreign and domestic sources and may have larger staffs to find, evaluate and secure new properties.

         In addition, retailers at the Registrant's shopping centers face increasing competition from discount shopping centers, outlet malls, catalogues, discount shopping clubs and telemarketing. In many markets, the trade areas of the Registrant's shopping center properties overlap with the trade areas of other centers. Renovations and expansions at those competing malls could negatively affect the Registrant's shopping center properties by encouraging shoppers to make their purchases at the expanded or renovated competing center. Increased competition could adversely affect the Registrant's revenues. New retail real estate competition could be developed in the future in trade areas that could adversely affect the revenues of the Registrant's shopping center properties.

         General Factors Affecting Investment in Shopping Centers and Apartment Complex Properties; Effect on Economic and Real Estate Conditions

         The revenues and value of shopping centers and apartment complex properties may be adversely affected by a number of factors, including: the national economic climate; the regional economic climate (which may be adversely affected by plant closing, industry slowdowns and other local factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of the shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the value of a shopping center or apartment complex without necessarily affecting its current revenues, including changes in governmental regulations, such as limitations on hours of operations, changes in tax laws or rates and potential environmental or other legal liabilities.

         Shopping Center Properties Dependence on Anchors Stores and Satellite Tenants

         The Registrant's income and funds available for distribution would be adversely affected if space in the Registrant's shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations. The success of the Registrant's investment in the shopping center properties is dependent upon the success of the tenants leasing space therein and, to the extent that a tenant's performance under its lease has been guaranteed, on the guarantor of such lease. Unfavorable economic, demographic or competitive conditions may adversely affect the financial condition of tenants and/or guarantors, and, consequently, the lease revenues and the value of the Registrant's investments in the shopping center properties. If the sales of stores operating in the Registrant's shopping center properties were to decline due to deteriorating economic conditions, tenants may be unable to pay their base rents or meet other lease charges and fees due Registrant. In the event of default by a tenant, the Trust might suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights as landlord.


         Renewal of Leases and Reletting of Space

         There is no assurance that the Registrant will be able to retain tenants in its shopping centers upon expiration of their leases. The Registrant will be subject to the risks that, upon expiration of leases for space located in the Registrant's shopping center properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may be less favorable than current lease terms. If the Registrant were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than expected rates, the Registrant's net income and ability to make expected distributions to shareholders may be adversely affected.

         Illiquidity of Real Estate Investments; Possibility that Value of the Registrant's Interests may be less than its Investment

         Equity real estate investments are relatively illiquid. Therefore, the ability of the Registrant to vary its portfolio in response to changed economic, market or other conditions is limited. Beyond general illiquidity, the Registrant's interest in Westwood Hills is also subject to transfer constraints imposed by the LLC's Operating Agreement and by the fact there is no market for the Registrant's interest in the LLC which was not registered pursuant to any applicable Federal or State Securities Laws.

         If the Registrant were compelled to liquidate its real estate and LLC holding in the current market, the value of such assets would also likely be diminished if a sale of all or substantially all of the assets of the Registrant was required in a limited time frame. The proceeds to the Registrant from the sale of such assets might be less than the Registrant's current investment in those assets.

         Inability to Obtain Financing

         The Registrant may or may not be able to obtain financing for improvements, capital expenditures, acquisitions, development or expansions. If the Registrant is not able to obtain such financing, it will not be able to proceed with contemplated projects.

         Leverage; No Limitation on Debt; Possible Inability to
         Refinance Balloon Payments on Mortgage Debt

         The Registrant has incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of its activities. Except for Registrant's vacant lands, there are mortgage liens covering all of the Registrant's apartment properties and retail/commercial properties as a result of the Line of Credit and, in several instances, specific properties are subject to additional first mortgages (see Item 1. Business. Narrative Description of Business at pp.3-16). Neither the Declaration of Trust or any policy statement formally adopted by the Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of the Registrant) which may be incurred. Accordingly, the Board of Trustees of the Registrant could change the current policies of the Registrant regarding indebtedness subject only to certain restrictions set forth in the Line of Credit (see Item 1. Business. Narrative Description of Business at pp. 3-16). If these policies were changed, the Registrant could become more highly leveraged, resulting in an increased risk of default on the obligations of the Registrant and in an increase in debt service requirements that could adversely affect the financial condition and results of the operations of the Registrant.

         The Registrant may be required to borrow money and mortgage its properties to fund any short fall of cash necessary to meet the Code's distribution requirements for the maintenance of REIT status. The resulting interest expense and debt amortization with respect to any borrowings, including borrowings under the Line of Credit could negatively affect the Registrant's cash available for distribution. If the Registrant defaults on any loan secured by a mortgage or mortgages on its property or properties, the lenders may exercise their remedies, including foreclosure on such property or properties. In that event, the Registrant could lose its investment in such property or properties.

         Payment obligations on mortgages and other indebtedness generally are not reduced if the economic performance of any of the Registrant's properties declines. If any such decline occurs, the Registrant's income and funds available for distribution would be adversely affected.

         As discussed in "Item 1. Business. Narrative Description of Business" at pages 3 through 16 hereof, the Registrant has not established a cash reserve sinking fund and does not expect to have sufficient funds from operations to make the balloon payments when due under the terms of the mortgages for Westwood Plaza or Westridge. In addition, Registrant holds a 40% interest in the LLC which owns Westwood Hills. The LLC has, similarly, made no provision to reserve funds to pay the USG Mortgage when its balloon payment is due in 2002. The Registrant and the LLC intend to refinance such debt at or before maturity. There can be no assurance, however, that the Registrant or the LLC will be able to refinance such indebtedness or to refinance the properties on terms which are as favorable as the current mortgages. An inability to make such balloon payments when due would permit the mortgage lender to foreclose on such properties, which would have a material adverse effect on the Registrant. In addition, interest rates on any debt issued to refinance such mortgage debt may be higher than the rates on the current mortgages, which could adversely affect funds from operations available for distribution.

         Realization of any of the foregoing contingencies could have a material adverse effect on the Registrant's net income and/or financial condition. The Registrant believes that a risk of mortgage default to be minimal, however, since it could draw upon its Line of Credit, issue additional shares of stock and mortgage other properties which are currently mortgage free to cover any refinance difficulties for the specific properties provided, however, UJB agreed to: (a) release of such property or (b) subordinate its Line of Credit to any such re-financing.

         (11) Registrant conducts no research activities relating to the development of new products.

         (12) In recent years, both federal and state governments have become increasingly concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate and the risks associated with purchasing real estate.

         Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral, which, in turn, would reduce the Registrant's revenues and ability to make distributions.

         A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.

         The full impact of these environmental laws on the Registrant's operations cannot be fully assessed at this time. Nevertheless, the Registrant is aware of the following environmental matters affecting its properties:

                  (i)      Vacant Land Located in Rockaway Township, N.J.

                           The property  located in Rockaway  Township  contains
                  wetlands and associated transition areas. Pursuant to New Jersey law, transition areas may not be developed. The Registrant has not formally determined the full impact that the wetlands and associated transition areas will have on the development of the property, pursuant to applicable laws and regulations of New Jersey, however, it is believed that future development of the property will not be substantially restricted as a result of the presence of wetlands and the associated transition areas.

                           The Registrant  applied for a zoning change to permit
                  the construction of a shopping center or other commercial development on the property in 1994. That application was denied. As a result, under current zoning the property can be developed for residential use only. The Registrant secured both Federal and State approvals to allow it to fill slightly less than one (1) acre of wetlands. The filling of the wetlands pursuant to said permit was completed during January, 1993.

                  (ii)     Vacant Land Located in South Brunswick, N.J.

                           The  Registrant  has  previously  authorized  the New
                  Jersey Department of Environmental Protection ("NJDEP") to install monitoring wells on its vacant property located in South Brunswick, New Jersey. NJDEP advised the Registrant that its investigation related to whether the Registrant's property was contaminated as a result of the migration of environmentally sensitive materials from the J.I.S. Landfill located next to the Registrant's property. The J.I.S. Landfill has been placed on the National Priority List published pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund Law").

                           NJDEP has issued a report which concluded:  (a) there
                  was no evidence of any migration of hazardous substances or materials from the J.I.S. Landfill onto the Registrant's property; as a result, the Registrant's property is not included in any remediation plans; (b) the groundwater below the Registrant's property is contaminated and will be subject to clean-up activities pursuant to NJDEP oversight which will be conducted by NJDEP and/or the responsible parties identified in connection with the J.I.S. Landfill cleanup. The Registrant is not a responsible party for the groundwater cleanup. Since the Registrant's property is not dependent upon the groundwater as a water supply source and cleanup activities have been or will be conducted under NJDEP supervision, Registrant does not believe that the groundwater contamination has any negative impact on the value or potential use of its property.

                            The Registrant  retained J.H. Crow Company ("Crow"),
                  an environmental consultant, to: (a) review all data supplied by NJDEP; and (b) recommend further such environmental studies as may be required to determine whether the site has sustained damage beyond groundwater contamination. The Registrant's environmental consultant conducted a soil sampling program at the Registrant's property. Based upon these studies, Crow has concluded that there was no evidence of soil contamination on the Registrant's property at levels which require remedial action.

                           Crow has confirmed that the groundwater in the entire
                  region has been contaminated as a result of the activities at the J.I.S. Landfill.

                           The Registrant  has  constructed an earth berm on its
                  property in order to prevent the overland flow of stormwater runoff (and potentially, hazardous substances) from the J.I.S. Landfill onto the Registrant's property pursuant to a recommendation received from Crow.

                           The Registrant has never  conducted any activities on
                  the property other than leasing the land to third parties for farming purposes. As a result, the Registrant has not been named as a potentially responsible party under the Superfund Law. The Registrant expects that any required cleanup activity of the groundwater will be undertaken by responsible third parties or by NJDEP at no cost to the Registrant.

                  (iii) Westwood Plaza Shopping Center, Westwood, N.J.

                           This  property  is in a HUD  Flood  Hazard  Zone  and
                  serves as a local flood retention basin for part of Westwood. The Registrant does not maintain flood insurance for the subject property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by NJDEP which may require extraordinary construction methods.

                  (iv)     Franklin Lakes Shopping Center, Franklin Lakes, N.J.

                           This  property   contains   wetlands  and  associated
                  transition areas on its perimeter. The Registrant has secured a letter of interpretation from NJDEP which fixes the extent of both the wetlands and associated transition areas. Registrant has developed plans for the expansion of its shopping center taking into account both the wetlands and associated transition areas which will not materially affect Registrant's planned expansion of the shopping center. (See Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources, pp. 22-28).

                  (v)      Other.

                           The State of New  Jersey has  adopted an  underground
                  fuel storage tank law and various regulations which impact upon the Registrant's responsibilities with respect to underground storage tanks maintained on its properties. The Registrant does have underground storage tanks located on two
                  (2) of its properties used in connection with heating of apartment units.

                           The  Registrant  periodically  visually  inspects the
                  location of each underground storage tank for evidence of any spills or discharges. Based upon the foregoing, the Registrant knows of no underground storage tanks which are discharging material into the soil at the present time. Current state law does not require the Registrant to submit its underground storage tanks to tightness testing. The Registrant has conducted no such tests.

                           The Registrant has not conducted environmental audits
                  for any of its properties except for Westridge and Westwood Hills. Both of these two properties were purchased since 1992.


         (13) Registrant, as of October 31, 1995, has no full-time employees. The Registrant has eight (8) Trustees and one Executive Secretary/ Treasurer who are not full-time employees.


         Hekemian & Co., Inc. is employed by the Registrant as its managing agent, pursuant to the Management Contract. A number of Hekemian & Co. employees are actively engaged in the management of Registrant's properties pursuant to Hekemian & Co. Inc.'s duties as managing agent. Pursuant to the Management Contract the Registrant reimburses Hekemian & Co. for salaries, hospitalization, workmen's compensation insurance and payroll taxes for superintendents and other staff, including secretarial staff, for work associated with its properties.


(D)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
         AND EXPORT SALES.

         Registrant does not engage in operations in foreign countries and it does not derive any portion of its sales or revenues from customers in foreign countries.



ITEM 2.           DESCRIPTION OF THE PROPERTY.


         The following chart sets forth the type of property, location, year acquired, the number of units or square feet, occupancy rate and the mortgage balance on the property as of October 31, 1995. In addition to the specific mortgages which may be indicated below, the Registrant's property, except all vacant land together with the shopping centers located in Westwood, New Jersey, Frederick, Maryland and the Registrant's 40% interest in the LLC which owns Westwood Hills, are subject to a lien from UJB for a line of credit in the face amount of $20 million.

(A)      APARTMENT PROJECTS.

                                                                        Average              Mortgage
                                                                       Occupancy            Balance or
Property and                          Year           No. of            Rate as of           Bank Loan
  Location                          Acquired         Units(3)           10/31/95             (000's)
------------                        --------         --------          ----------           ----------
Lakewood Apts.
Lakewood, N.J.                        1962             40                100%                  None

Palisades Manor
Palisades Pk., N.J.                   1962             12                100%                  None

Grandview Apts.
Hasb. Hgts., N.J.                     1964             20                100%                  None

Heights Manor
Spring Lake Hgts., N.J.               1971             79                 99%              $   307,000

Hammel Gardens
Maywood, N.J.                         1972             80                 99%                  None

Sheridan Apts.
Camden, N.J.                          1964            132                 84%                  None

Steuben Arms
River Edge, N.J.                      1975            100                 96%                  None

Berdan Court
Wayne, N.J.                           1965            176                 95%                  None

Westwood Hills, LLC4                  1994            210                 98%              $10,488,000

         The above listed apartment properties are subject to various rent control ordinances summarized as follows:

--------
(3) One unit in each apartment complex is utilized by a superintendent; as a result, no rent is received for such unit.

(4) Registrant holds a 40% interest in the LLC which owns Westwood Hills.

                         Rent Control Ordinance Summary


Wayne:                     (Berdan Court)

         Renewals based on CPI figures given monthly by Township. Full vacancy decontrol.


Hasbrouck
  Heights:                 (Grandview Apartments)

         Renewals based on a 5% yearly increase. Full vacancy decontrol.


Maywood:                   (Hammel Gardens)

         Renewals based on a 4.25% yearly increase. Parity decontrol based on highest rent for similar type apartment.


Spring Lake
  Heights:                 (Heights Manor)

         Renewals based on a 4.0% yearly increase. Full vacancy decontrol.


Lakewood:                  (Lakewood Apartments)

         Renewals based on a 6.5% yearly increase.


Palisades
  Park:                    (Palisades Manor)

         All leases which are renewed may be increased by 4%. In addition, Registrant may lease any unit which is vacated to a new tenant at the higher of (a) the then current rent received for a similar unit or (b) an increased rent based upon 4% above the last rent charged for such unit.


Camden:                    (Sheridan Apartments)

         Renewals based on Consumer Price Index with a maximum 6% yearly increase. In the event of a vacancy, the landlord is permitted to increase the rent of the vacant unit to the highest rent then being charged in the apartment complex.


River Edge:                (Steuben Arms)

         Renewals based on a 4% yearly increase. Full vacancy decontrol.

Westwood:

         No rent control is in effect.

(B)      SHOPPING CENTERS.

                                                               Occupancy                   Mortgage
Shopping                     Year           Square              Rate as                 Balance or Bank
Centers                    Acquired          Feet             of 10/31/95                 Loan (000's)
--------                   --------         ------            -----------               ---------------
Franklin
Lakes, N.J.                  1966            33,320                0.0 (5)                    None

Westwood, N.J.               1988           173,854                100%                      $ 5,444

Frederick,
Maryland                     1992           254,274                100%                      $18,359

(C)      VACANT LAND.

                                                                                Acreage          Mortgage
                                                                                for              Balance
Location                   Acquired         Current Use                         Parcel           (000's)
--------                   --------         -----------                         ------           --------
Franklin Lakes             1966             Contiguous to
                                            Franklin Lakes
                                            Shopping Center
                                            (Planned for
                                            future development)                  15.76             None

Rockaway                   1964/1993        None                                 22.00             None

South
Brunswick                  1964             Leased as farmland,
                                            qualifying for state
                                            farmland assessment
                                            tax treatment                        33                None

--------
(5) The Franklin Lakes shopping center effectively closed for operations on or about September 1, 1995. The Registrant has secured all approvals from state, local and county governmental entities to demolish and construct a new shopping center on the property, The construction is scheduled to commence during the Spring of 1996 with a projected completion date of January, 1997.

Commercial                   Year           Square                              Mortgage Balance or
 Property                  Acquired          Feet             Tenant             Bank Loan (000's)
----------                 --------         ------            ------            -------------------
Glen Rock                    1962            4800             1 Tenant,                - 0 -
                                                              100% of
                                                              Property

ITEM 3.           LEGAL PROCEEDINGS.

         (a) Other than the condemnation proceeding described in paragraph (b) hereof, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Registrant is a party or of which any of its properties is the subject.

         There are no legal proceedings concerning environmental issues with respect to any property owned by the Registrant. The Registrant has, however, been concerned with the possibility that contamination material may have migrated from an adjacent Superfund site onto the Registrant's property in South Brunswick, New Jersey which is vacant land.

         As discussed in "Item 1, Business" at pp. 3-16, Registrant has determined that there is no contamination of the soil. The groundwater below the property will, however, require remediation which will be performed under the supervision of NJDEP at no cost to the Registrant.

         The Registrant has not been involved in any court or administrative proceedings with respect to this matter.

         (b) In connection with the construction of Interstate Highway Route 287, the State of New Jersey, by the Commission of the Department of Transportation, initiated condemnation proceedings in the Superior Court of New Jersey, Law Division. The State took possession of approximately 0.6 of an acre of the Registrant's Franklin Lakes Shopping Center property in Franklin Lakes, New Jersey which is located on the perimeter of Registrant's property and which will not materially affect the planned redevelopment of the shopping center.

         The matter was settled by the Registrant and the State of New Jersey in October, 1994. As a result of the settlement, the Registrant has received a total of approximately $407,000, of which approximately $61,300 was received in fiscal year 1989 and an additional amount of approximately $85,000 in fiscal year 1986. The Registrant is responsible to pay certain legal costs which have yet to be determined.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the Registrant's fourth quarter.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         (A) The following tables set forth, for the periods indicated, the highest and lowest bid and asked quotations in the over-the-counter market NASDAQ Bulletin Board. It should be noted that over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. There is no established public trading market, the trading is sporadic and in small volumes, all as set forth below.

                                                                         Number of
Calendar                         Bid Prices           Asked Prices        Shares
Quarter                        High       Low        High       Low        Sold
--------                      ------     ------     -----      ------      -----
1994
----
1st quarter ............      23-1/2     23-l/2     24-l/2     24-1/8      2,545

2nd quarter ............         23         23         24      23-7/8      3,812

3rd quarter ............         23         23         24      24-1/2      2,050

4th quarter ............         23         22         24          23      5,169


1995
----
1st quarter ............         22         22      23-1/4         23      1,500

2nd quarter ............         22         22         23          23        200

3rd quarter ............         22         22         23      22-3/4      2,390

4th quarter ............         22      21-1/4        23      22-3/4      9,165

         The source of the foregoing information is Janney Montgomery Scott, Inc., members of New York and other principal exchanges, 505 Main Street, Hackensack, New Jersey.

         (B) There is one class of stock of beneficial interest with no par value. A total of 1,559,788 shares of beneficial interest outstanding at the close of Registrant's last fiscal year ended October 31, 1995. As of December 11, 1995, the Registrant's shares were held by 406 shareholders.

         The computation of the number of holders of Registrant's shares of beneficial interest was based upon a report of shareholders which was prepared by the Registrant's transfer agent as of December 11, 1995.

         (C) A dividend of $1.62 per share was paid for the fiscal year ended October 31, 1994. A dividend of $2.53 per share was paid for the fiscal year ended October 31, 1995 which includes a $.74 dividend paid in December, 1994, which dividend relates to fiscal year 1994 financial results. The dividends are declared on a quarterly basis. On December 18, 1995, after the close of the October 31, 1995 fiscal year, a dividend of $.74 per share was paid to all shareholders.

ITEM 6.           SELECTED FINANCIAL DATA.

         As of or for the Year Ended October 31,

                           1995           1994         1993           1992          1991
                         -------        -------      -------        -------        -------
Operating data:
  Rental revenue         $13,250        $11,162      $ 9,948        $ 8,465        $ 6,360

  Rental expenses          9,592          8,235        7,268          5,899          3,888
                                        -------      -------        -------        -------
  Income from
  rental operation         3,658          2,927        2,680          2,566          2,472
  Other income                 5              5            4            136            526
                                        -------      -------        -------        -------
                           3,663          2,932        2,684          2,702          2,998

  Other expenses            (754)          (473)        (389)          (264)          (242)

  Minority interest         (123)           (76)         --             --             --
  in Westwood Hills
  Net income               2,786          2,383        2,383          2,438          2,756
                           =====          =====        =====          =====          =====
Balance sheet data:
  Total assets            65,535         65,613       51,356         50,064         29,096
                          ======         ======       ======         ======         ======
  Long term
  obligations            34,598          34,019       24,963         25,341          6,412
                         ======          ======       ======         ======          =====
 Per share data (a):
  Earnings per share      $1.79           $1.53        $1.47          $1.56          $1.77
                          =====           =====        =====          =====          =====

Dividends per share       $2.53*          $1.62        $1.56         $1.765          $1.92
                          =====           =====        =====         ======          =====

* The dividend shown for 1995 includes the dividend paid in December 1994 of $.79 per share. This dividend was related to the earnings for fiscal year 1994 but which were not paid until December 1994 (during fiscal year 1995).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.       Liquidity and Capital Resources.

         Overview

         The following discussion should be read in conjunction with the Registrant's Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the historical operations and financial condition of the Registrant.

         Results of Operations

         Rental revenues for the fiscal year ended October 31, 1995 were $13,250,000 as compared to $11,162,000 for the same period in 1994. The rental expenses increased to $9,592,000 for 1995 as compared to $8,235,000 for 1994.


         The Registrant's net income for the fiscal year 1995 was $2,786,000 or $1.79 per share as compared to a net income of $2,383,000 for fiscal year 1994 or $1.53 per share.

         The increase in rental income was primarily due to the fact Westwood Hills was owned by the Registrant for a full year in 1995. The Registrant's interest in Westwood Hills was purchased in June of 1994.

         In addition, the Registrant was able to secure various rent increases for most of its apartment properties while maintaining occupancy rates at or near historical highs. Additional space was also rented at Westridge during 1995.


         Liquidity and Capital Resources

         (a) Cash flows from operations, debt financing and the sale of Trust Shares have been the principal sources of capital used to fund the Registrant's property acquisitions and expansion.

         The Registrant has a $20 million line of credit from UJB that may be used to finance the acquisition or development of additional properties and for general business purposes. Borrowings under the Line of Credit bear interest:
(i) at a variable fluctuating rate equal to UJB's Base Lending Rate or at the LIBOR Base, plus 200 basis points (2.0%) on all borrowings up to $10,000,000; and (ii) at UJB's Base Lending Rate, plus one half of one percent (1/2%), or at the LIBOR Base, plus 250 basis points (2.5%) on all borrowings in excess of $10,000,000. At October 31, 1995, the sum of $5,168,860 was outstanding under the Line of Credit.

         The Registrant may seek, under certain circumstances, to obtain funds through additional equity offerings and/or debt financing (other than the Line of Credit), such as purchase money financing from the sellers of real estate or mortgage loans from institutions. Such funds may be used in connection with the acquisition of additional properties, the renovation or expansion of existing properties or, as necessary, to meet the distribution requirements for REITs under the Code. The availability and terms of any such equity offering will depend upon market and other conditions. There can be no assurance that such additional equity capital will be available on terms acceptable to the Registrant. Economic conditions and prevailing banking standards have generally restricted the availability of debt financing, particularly in connection with mortgage loans for real estate acquisitions. The Registrant is unable to project in a definitive manner what impact such economic conditions and prevailing banking standards will have on the Registrant's ability to finance new acquisitions.

         The Registrant continues to make capital improvements to, primarily, its apartment properties as it determines to be appropriate, including new roofs, windows and kitchens. The short term impact of such capital outlays will be to depress the Registrant's then current cash flow. The Registrant is now experiencing the benefits of these expenditures by preserving the physical integrity of its properties and securing increased rentals.

         Other than the apartment rehabilitation program described above, the Registrant has made no commitments, and has no understandings, for additional capital expenditures except with respect to the re-development of the Franklin Lakes Shopping Center (the "F.L. Shopping Center"). The Registrant does intend to demolish the F.L. Shopping Center which consists of approximately 33,320 square feet of leasable space and to construct a new center with approximately 88,000 square feet of leasable space (hereinafter sometimes referred to as "New Center"). Except for two tenants, the F.L. Shopping Center has been effectively closed since September 1, 1995.

         A supermarket chain has agreed, in principle, to lease approximately 42,000 square feet of space at the New Center. All governmental approvals have been secured to permit the construction of the New Center. The Registrant anticipates that it will commence construction of the new shopping center during the Spring of 1996. Construction will take approximately nine (9) months during which time the property will generate no income. The Registrant realized approximately $91,300 in income during fiscal year 1995 from the F.L. Shopping Center and approximately $166,000 in income during the fiscal year 1994. The loss of income for the construction period will be approximately $.11 per share on an annual basis. In addition to the loss in income from the F.L. Shopping Center, Registrant will continue to pay expenses related to the ownership of the real property while the New Center is under construction. These expenses will include real property taxes, insurance and depreciation charges. Also, once construction commences, Registrant will bear certain costs related to the construction of the New Center such as Construction costs, interest for the construction mortgage, and fees due third parties.

         The Registrant anticipates that it will secure a mortgage from a third party lender in the amount of approximately $6.0 million to provide the necessary funding for the construction of the New Center.

         (b) Under the terms of the Leases relating to the shopping center/retail properties, the tenants are responsible for various operating expenses and real estate taxes. As a result of these arrangements, the Registrant does not believe it will be responsible for any major expenses in connection with such properties during the lease term of any tenant. The Registrant anticipates entering into similar leases with respect to properties. After the lease term, or in the event a tenant is unable to meet is obligations, the Registrant anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that expenditures or significant borrowings are required, the Registrant's cash available for distribution and liquidity may be adversely affected.

         (c) Registrant may also seek purchase money financing or institutional financing, other than the line of credit, to finance any new acquisitions. As of December 31, 1995 institutional money is available at relatively reasonable rates. The Registrant may, as a result, seek to raise additional monies for investment purposes, subject to the restrictions of the Line of Credit by securing mortgage financing on one or more of its properties. In addition, Registrant may seek to refinance one or more of its properties where mortgage financing is currently in place.

         (d) i) Registrant's mortgage on its shopping center property in Westwood, New Jersey has a principal balance as of October 31, 1995, of $5,444,000. The mortgage is payable to Aetna Life Insurance Company ("Aetna"). The monthly interest and principal payments are $55,287 including interest at 10% per annum. The mortgage is due in September, 2001. At that time, there will be a balloon payment of $4,506,109 due Aetna. The Registrant has made no provision to reserve cash to pay this indebtedness when it matures.

         (ii) Registrant's mortgage on its apartment project in Spring Lake Heights, New Jersey has a principal of $307,000 as of October 31, 1995. The mortgage is payable to UJB and is self-liquidating; there is no balloon payment at its due date. This loan is payable in monthly installments of $8,555 including interest at 7.625% per annum through March, 1999.

         (iii)  Registrant's   mortgage  on  its  shopping  center  property  in
Frederick, Maryland, has a principal balance as of October 31, 1995 of $18,359,000. The mortgage is payable to State Mutual Life Insurance Company of America. The interest and principal payments are $160,925 including interest at 9% per annum. The mortgage is due in August, 1997. At that time, there will be a balloon payment of $17,993,111 due State Mutual. The Registrant has made no provision to reserve cash to pay this indebtedness when it matures.

         (iv) Registrant holds a 40% interest in the LLC which owns Westwood Hills. As described at "other Investment" page 5 hereof, the LLC has secured a mortgage on Westwood Hills in the face amount of $10,500,000. The mortgage is payable to USG. The monthly interest and principal payments are $79,654.51 including interest at 7.8% per annum. The mortgage matures in October of 2002. At that time, there will be a balloon payment of $9,230,965 due USG. The LLC has made no provision to reserve cash to pay this indebtedness when it matures.

         (v) See "Item 1. Business. Leverage; No Limitation on Debt; Possible Inability to Refinance Balloon Payments on Mortgage Debt" at pp. 10-11 hereof.

         (e) The Registrant anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in accordance with REIT requirements.

         Capital Strategy

         Since its inception in 1961, the Registrant has elected to be treated as a REIT for Federal income tax purposes. The Registrant anticipates making distributions to its stockholders from operating cash flows, which are expected to increase from future growth in rental revenues and other sources. Although cash used to make distributions reduces amounts available for capital investment, the Registrant generally intends to distribute not less than 95% of net income.

         Although the Registrant receives most of its rental payments on a monthly basis, it intends to make regular quarterly dividend payment distributions. The funds accumulated for dividend distributions may be invested by the Registrant in short-term marketable instruments.

         Dividend Reinvestment and Share Purchase Plan

         The Registrant filed a prospectus with the Securities and Exchange Commission to provide for Dividend Reinvestment and Share Purchase Plan (the "Plan"). The Plan has been withdrawn. The Plan would have provided an opportunity for its shareholders to purchase additional shares, through automatic reinvestment of dividends or additional voluntary cash investments, without paying any service fees, brokerage commissions or other charges.

         Economic Conditions

         (a) As of January 1, 1996, the Registrant has observed that the economic climate in the Mid-Atlantic states has shown improvement over that which was experienced in 1989 to 1993 period. Nevertheless, any substantial rise in interest rates over current rates may have the effect of again depressing the economic conditions which could result in the inability of some existing tenants of the Trust to meet their lease obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants.

         Management believes that any inflation will have a positive impact for the long-term potential appreciation of the Registrant's shopping centers and apartment complexes. The majority of the Trust's shopping centers contain provisions designed to mitigate the short-term adverse impact of inflation. Such provisions include clauses enabling the Registrant to receive percentage rents which generally increase as prices rise, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. Most of the Registrant's leases require the tenant to pay its pro rata share of costs and expenses associated with the ongoing operation of the property, including, but not limited to, real property taxes and assessments, repairs and maintenance, and insurance, thereby reducing the Registrant's exposure to increases in operating costs and expenses resulting from inflation.

         However, inflation may have a negative impact on some of the Registrant's other operating items. Interest, and general and administrative expenses, may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases inflation may have a negative effect as the stated increases in these leases could be lower than the increase in inflation at any given time.

         Inflation may have a materially adverse effect upon the net income of the Registrant's apartment complexes, particularly those located in municipalities which have enacted rent control or rent levelling ordinances. Such ordinances typically limit the amount of the annual rental increase a tenant will be obligated to pay upon renewal of the tenant's lease. To the extent that an operating cost increases or only allows such recoupment pursuant to an application and approval process (with consequent regulatory and implementation delays), the Registrant's net income from the operation of its apartment complexes could be eroded by inflation.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements in accordance with the provisions of Regulation S-K are annexed hereto.


ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.


         There are no matters of disagreement on accounting and financial disclosures as between the Registrant and J.H. Cohn & Company required to be reported pursuant to Regulation S-K. There has not been in either of the past two years an adverse opinion or disclaimer of opinion, nor was any opinion qualified or modified as to uncertainty, audit scope or accounting principles.

         Since December of 1991, J.H. Cohn & Company has acted as the Registrant's principal accountants and auditors. Prior to that time, J.L.
Hochberg & Co. was the Registrant's principal accountant and auditor. J.L. Hochberg & Co. resigned as principal accountants for the Registrant in December, 1991.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

(A)      IDENTIFICATION OF TRUSTEES.

                                                                        Expiration
Name                                        Served Since               Date of Term              Age
----                                        ------------               ------------              ---
Robert S. Hekemian                              1980                    May, 1996                64

Donald W. Barney                                1981                    May, 1998                54
                                                                        Expiration
Name                                        Served Since               Date of Term              Age
----                                        ------------               ------------              ---
John B. Voskian, MD                             1968                    May, 1996                71

Herbert C. Klein                                1961                    May, 1997                65

Nicholas A. Laganella                           1969                    May, 1997                77

Charles J. Dodge                                1990                    May, 1996                52

Alan L. Aufzien                                 1992                    May, 1998                66

Ronald J. Artinian                              1992                    May, 1998                47

(B)      IDENTIFICATION OF EXECUTIVE OFFICERS.

Name                                   Served Since                Position
----                                   ------------                --------
Robert S. Hekemian                         1991              Chairman of the Board

John B. Voskian, MD                        1968              Secretary

Donald W. Barney                           1993              President

William R. DeLorenzo, Jr.                  1974              Executive Secretary
                                                                and Treasurer

All of the Officers of the Registrant serve at the pleasure of the Board of Trustees.

The Officers devote the following approximate portions of their business activities to the Trust:

                           Mr. Hekemian . . . . . . . 10%
                           Mr. Barney . . . . . . . . 5%
                           Mr. Voskian  . . . . . . . Less than 5%
                           Mr. DeLorenzo  . . . . . . 10%

(C)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

         Registrant has no employees. Hekemian & Co., Inc. serves as the managing agent for the Registrant and manages all of its properties. Hekemian & Co. retains the services of a number of individuals who work on a full or part time basis in connection with Registrant's properties. The Registrant reimburses Hekemian
& Co. for certain expenses related to such employees. (See Item 1, C(13) at pp. 15-16 hereof).

(D)      IDENTIFICATION OF CERTAIN SIGNIFICANT FAMILY RELATIONSHIPS.

         Mr. Hekemian is the brother-in-law of Dr. Voskian. Mr. Barney was formerly the brother-in-law of Mr. DeLorenzo. There are no other family relationships between any other Trustees or Executive Officers.

(E)    BUSINESS EXPERIENCE.

         (1) Robert S. Hekemian - Mr. Hekemian is Chairman of the Board of Hekemian & Co., Inc., a real estate brokerage firm. He is a director of United Jersey Bank of New Jersey ("UJB"), a member of UJB Financial Corp. United Jersey Bank of New Jersey is a banking institution with principal offices in Princeton, New Jersey. He is also a director, partner and/or officer of numerous private real estate corporations and partnerships. He has been active in real estate for over forty-two (42) years.

         (2) Donald W. Barney - Mr. Barney is Vice President and Treasurer of Union Camp Corporation, a Virginia corporation with executive offices in Wayne, New Jersey; director of Ramapo Bank, a New Jersey financial institution located in Wayne, New Jersey. Mr. Barney is also a partner and director of several real estate investment companies, partnerships, and corporations.

         (3) Dr. John B. Voskian - Dr. Voskian is a physician. He is also a director and an officer of a number of private real estate companies. Dr. Voskian is not currently practicing medicine.

         (4) Herbert C. Klein - Mr. Klein is a senior member of the law firm of Hannoch Weisman located in Roseland, New Jersey. Mr. Klein's practice is devoted to trial practice, real estate and corporate matters. Mr. Klein is a former member of the United States House of Representatives serving the 8th Congressional District of New Jersey from January, 1992 until January, 1995. Mr. Klein was formerly a member of the law firm of Klein Chapman. He is a director of Security Indemnity Insurance Company (a New Jersey financial institution), a former member of the New Jersey legislature, a member of the Bars of New Jersey and the District of Columbia, an attorney since 1956, and a member of the Board of Trustees of Rutgers University.

         (5) Nicholas A. Laganella - Mr. Laganella is the President of P.T. & L. Construction Company and a real estate investor on his own account.


         (6) Charles J. Dodge - Mr. Dodge is the Chief Executive Officer of Cronheim Mortgage Co. Mr. Dodge is also a partner in a real property development company and is a real estate investor on his own account.


         (7) Alan L. Aufzien - Mr. Aufzien is Chairman and Chief Executive Officer, Meadowlands Basketball Association, t/a New Jersey Nets (Member of the National Basketball Association), Director of The First New York Bank For Business, Chairman of New York Harbour Associates which is a real estate developer, Treasurer and Partner of Capital Formation Associates, a group of venture capital investors and operators, Chairman of RAL International, Ltd. and is active in various civic and business organizations.


         (8) Ronald J. Artinian - Mr. Artinian is the Senior Managing Director, National Sales Office at Smith Barney, investment advisors and is also a member of the Board of Directors of Smith, Barney.


         (9) William R. DeLorenzo, Jr. - Mr. DeLorenzo is an attorney in private practice as a principal in the firm of Wiss & Cooke, P.C. His law office is located in Hackensack, New Jersey. Mr. DeLorenzo is the former Chairman of the New Jersey Commission on Capital Budget and Planning.

         Directorships - Messrs. Klein, Hekemian, Laganella, Barney, Aufzien and Artinian are Directors of closely held corporations and partnerships that own real estate.


(F)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         No Trustee or Officer of the Registrant has been the subject of a petition in bankruptcy, criminal proceeding or order of a Court or governmental agency barring him from participating in any commodities trading, security transactions, type of business practice or any other practice set forth in
Section 229.401 subparagraph (f) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         Set forth below is a Summary Compensation Table for each of the Registrant's Officers and Trustees for the past three fiscal years:

                           Summary Compensation Table (1)

Name and                                                     $               Executive
Office Held                               Year             Salary          Committee Fee(2)
-----------                               ----             ------          -------------
A) Officers
                                          1995              5,000            800
Robert S. Hekemian,                       1994              3,800           None
   Chairman                               1993              3,800           None
   President                              1992(3)           3,800           None

                                          1995              5,000            800
Donald W. Barney,                         1994              3,800           None
  President                               1993(6)           1,900           None


                                          1995               None            800
Herbert C. Klein,                         1994               None           None
  President                               1993               None           None
                                          1992(4)           3,800           None

                                          1995               None           None
John B. Voskian,                          1994               None           None
  Secretary                               1993               None           None
                                          1992               None           None

                                          1995             10,500          1,600
William R                                 1994              9,300           None
DeLorenzo, Jr                             1993              9,300            400
Executive Secretary                       1992              9,300           None
and Treasurer

         The Registrant has determined to compensate all Trustees for fiscal 1996 at the same base rate as in 1995 except that each Trustee or the Executive Secretary who attends regular or special meetings of the Board of Trustees shall continue to receive an additional sum of $400.00 for each meeting with no maximum instead of the $1,600 limit which existed for 1995. Registrant will pay to each Trustee who attends a site visit to inspect a property being reviewed for purchase, a fee of $400 together with actual out-of-pocket expenses.

Name and                                                     $               Executive
Office Held                               Year             Salary          Committee Fee(2)
-----------                               ----             ------          -------------
B) Trustees

Robert S. Hekemian                        1995             5,500           1,600
                                          1994             5,500            None
                                          1993             5,500             400
                                          1992             5,500            None

Donald W. Barney                          1995             5,500           1,600
                                          1994             5,500            None
                                          1993             5,500             400
                                          1992             5,500            None

John B. Voskian                           1995             5,500           1,200
                                          1994             5,500            None
                                          1993             5,500            None
                                          1992             5,500            None

Herbert C. Klein                          1995             4,583.33        1,600
                                          1994              None            None
                                          1993              None            None
                                          1992             5,500            None

Nicholas A. Laganella                     1995             5,500           1,200
                                          1994             5,500            None
                                          1993             5,500            None
                                          1992             5,500            None

Charles J. Dodge                          1995             5,500           1,200
                                          1994             5,500            None
                                          1993             5,500            None
                                          1992             5,500            None

Ronald J. Artinian                        1995             5,500           2,400
                                          1994             5,500            None
                                          1993             5,500             400
                                          1992             2,750(5)         None

Alan L. Aufzien                           1995             5,500           1,200
                                          1994             5,500             400
                                          1993             5,500            None
                                          1992             2,750(5)         None

         The fee to be paid to the Chairman, President, and Treasurer will continue at the rate of $5,000.00 for fiscal year 1996. The fee was increased from $3,800.00 effective for fiscal year 1995.

(1) No Officer or Trustee of the Registrant:

    a) has any stock options to purchase stock of the Registrant;

    b) receives  any  perquisites  or  other  personal  benefits,   security  or
       property; and

    c) is  entitled  to  any  long-term   compensation  of  any  kind  from  the
       Registrant.

(2) Registrant maintains an investment committee which includes a majority of the Trustees and the Executive Secretary as a non-voting attendee. Members of the investment committee and the Executive Secretary received $400 for each meeting attended.

    There was one meeting of the investment committee during fiscal 1993.

(3) Mr. Robert S. Hekemian was elected Chairman of the Board in 1991. Prior to that time, he had served the Registrant as President.

(4) Mr. Herbert C. Klein was elected President of the Registrant in 1991. Prior to that time, he had not served the Registrant as an Officer. Mr. Klein had, however, served as a Trustee prior to 1991. Mr. Klein has resigned as President of the Registrant effective December 31, 1992 upon election to the United States House of Representatives for the term ending January 4, 1995. Mr. Klein did not receive any compensation from the Registrant for his service as a Trustee during his two year term as a U.S. Congressman.

(5) Messrs. Artinian and Aufzien were elected to the Board of Trustees in May, 1992 and have been paid a partial fee for their services in that position by the Registrant based upon the standard annual fee paid to all Trustees of $5,500.

(6) Mr. Barney was elected President of the Registrant on May 24, 1993.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         (A) No single person owns of record or beneficially five (5) percent or more of the shares of beneficial interest of the Registrant.

(B)  (1)                                       (2)                                         (3)

Title of Class                      Amount Beneficially Owned                           % of Class
--------------                      -------------------------                           ----------
Shares of beneficial                         631,919                                       40.5%
interest no par.  All
Trustees and Officers
and their families as
a group (1) of record
and beneficial

         (C) Registrant knows of no pledge of securities of the Registrant, the operation of the terms of which may at a subsequent date result in a change in control of the Registrant.

(D)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                                                             Amount and
                                        Name of                               Nature of
                                        Beneficial                           Beneficial             % of
Title of Class                          Owner                                  Owner                Class
--------------                          ----------                           ----------             -----
Shares of
beneficial
interest no par                     Robert S. Hekemian                           208,182            13.35

Shares of
beneficial
interest no par                     Donald W. Barney                             122,235             7.84

Shares of
beneficial
interest no par                     John B. Voskian                              109,536             7.02

Shares of
beneficial
interest no par                     Herbert C. Klein                              62,332             4.0

Shares of
beneficial
interest no par                     Nicholas A. Laganella                          3,625             0.23

                                                                             Amount and
                                        Name of                               Nature of
                                        Beneficial                           Beneficial             % of
Title of Class                          Owner                                  Owner                Class
--------------                          ----------                           ----------             -----
Shares of
beneficial
interest no par                     Charles J. Dodge                                 500             0.03

Shares of
beneficial
interest no par                     Ronald J. Artinian                           108,239             6.94

Shares of
beneficial
interest no par                     Alan L. Aufzien                                1,500              .09

Shares of
beneficial
interest no par                     Wm. R. DeLorenzo, Jr.                         15,770             1.01

--------------
(1) No single person owns 5 percent of the shares. Includes spouses, parents, children, siblings, mothers and father-in-law, sons and daughters-in-law, and brothers and sisters-in-laws.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)      TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         (i) Hekemian & Co., Inc. serves as the managing agent for the Registrant's properties and as a consultant to the Registrant. Robert
S. Hekemian serves as Chairman of the Board of Hekemian & Co., Inc. and is also a shareholder. The following family members of Mr. Hekemian are Officers of Hekemian in the position set forth opposite their names.

                  Samuel P. Hekemian      - President
                  Robert S. Hekemian, Jr. - Executive Vice President
                  Bryan S. Hekemian       - Vice-President and Secretary
                  David B. Hekemian       - Vice-President and Treasurer
                  Serge Krikorian         - Vice-President Insurance Department

                  Mr. Hekemian also serves on the Board of Directors of UJB which holds a first mortgage on the Registrant's property located in Spring Lake Heights as more fully described in Item 1, Page 5 hereof and has issued the Line of Credit described at pages 6-7.

                  Hekemian & Co., Inc. received a consulting fee of $850,000 in fiscal 1992 in connection with the purchase of Westridge and for other consulting services performed from 1988 through 1992. In 1993, Hekemian & Co., Inc. was paid a commission of $63,125 in connection with the purchase of additional property located in Rockaway, New Jersey.

                  Hekemian & Co., Inc. was paid a fee of $500,000 in connection with the purchase Westwood Hills, LLC. The Registrant's share of the fee paid to Hekemian & Co., Inc. was $200,000 (40% interest in the LLC x $500,000).

                  (ii) The law firm of Hannoch Weisman was retained by the Registrant during the fiscal year to furnish legal services. Herbert C. Klein, a Trustee, is a member of the law firm.

                  (iii) The law firm of Wiss & Cooke, P.C. was retained by the Registrant during the fiscal year to furnish legal services. William R.
DeLorenzo, Jr., the Executive Secretary and Treasurer is a member of the law firm.

                  (iv) In connection with the refinancing of the Westwood Hills, LLC mortgage with USG Annuity & Life Company the Registrant loaned to the LLC $40,000. The LLC repaid the $40,000 together with interest calculated at the rate of 10.0% per annum on a per diem basis on September 14, 1995 when the mortgage closed. In addition, Hekemian & Co. was paid a fee of $52,500 for its services in connection with securing the USG Mortgage.

(B)      CERTAIN BUSINESS RELATIONSHIPS.

         On June 2, 1994, the Registrant purchased a forty (40%) percent interest in Westwood Hills, a New Jersey Limited Liability Company (the "LLC"), which is the owner of a 210 unit apartment complex located in Westwood, Bergen County, New Jersey (the "Westwood Hills").

         The LLC purchased Westwood Hills on June 2, 1994, pursuant to a Contract of Sale dated February 9, 1994, as amended, immediately prior to the Registrant's purchase of its interest in the LLC. The LLC does not own any property other than Westwood Hills.

         Pursuant to the terms of an operating agreement, the Registrant will be the managing member of the LLC. The Registrant has retained Hekemian & Co., Inc. who will serve as the managing agent for Westwood Hills.

         The LLC purchased Westwood Hills from an unrelated third party for a purchase price of $14,500,000 or $69,048 per unit. The LLC, in order to purchase the apartment complex, invested a total of $4,980,000. The balance of the purchase price, or $9,520,000 was financed by a mortgage from UJB.

         The Registrant's share of the cash portion was $1,992,000 which was secured by drawing down on its open line of credit with UJB.

         The mortgage loan with UJB was refinanced with USG Annuity & Life Company in the face amount of $10.5 million (the "USG Mortgage"). The USG Mortgage is for a seven (7) year term with a twenty-five (25)year payout. As a result, a substantial balloon payment will be due at the expiration of the mortgage term. The LLC has not and has no plan to establish a cash reserve in order to be in the position to make the balloon payment when it is due. Instead, the LLC intends to refinance the property at the then current mortgage terms and conditions which may be less favorable then the terms and conditions of the USG Mortgage.

         The USG Mortgage bears interest at the rate of 7.80% per annum.

         Prior to the acquisition of its interest in the LLC, Registrant was advised that a Phase I audit was completed for the Apartment Complex which was acceptable.

         Several trustees and members of their families as well as one current and one former employee of Registrant's managing agent, Hekemian & Co., Inc. also acquired interests in the LLC as limited members all as set forth below. As a result of the investment by several trustees, counsel for Registrant advised and, as a result the Board of Trustees of the Registrant revised Section 7.5 of the Amended and Restated Declaration of Trust. As originally framed, Section 7.5 did not deal with the issue of the Registrant's participation in a partnership, joint venture, limited liability company, or other form of business organization or entity in which a trustee has a direct or indirect interest. Therefore,
Section 7.5 was revised to provide that a trustee with a direct or indirect interest in the business organization or entity may vote on the proposal to buy or acquire the interest. The trustee, however, must first disclose to the other trustees, in writing, the nature of the extent of the interest. In acquiring its interest in the LLC, all trustees did vote affirmatively to purchase the Apartment Complex throughout its investment in the LLC and all interested and disinterested trustees voted affirmatively after full disclosure of the contract together with independent counsel reviewing the operating agreement for the LLC.

         Robert S. Hekemian, is a member of the Board of Directors of UJB which granted the original mortgage to the LLC. In addition, Robert S. Hekemian serves as Chairman of the Board of the Registrant.

         Hekemian & Co., Inc. acted as real estate broker for the acquisition of the Apartment Complex by the LLC. The LLC paid Hekemian & Co. a commission of $500,000 and $225,000 to a third party broker.

         The interests sold by the LLC to third parties, including the Registrant, were not registered to either the Securities Exchange Act of 1933 or with the New Jersey Bureau of Securities. As a result, the Registrant's interest cannot be freely transferred. There is no current market for the Registrant's interest in the LLC; the Registrant does not anticipate that a market will exist for its interest in the future.

         The interest of each of the members of the LLC are as follows:

                                   POSITION                              RELATIONSHIP                       INITIAL
                                   WITH            PERCENTAGE               WITH A                          CAPITAL
NAME                               TRUST           OF INTEREST              TRUSTEE                      CONTRIBUTION
----                               --------        -----------           ------------                    ------------
Ronald J. Artinian                 Trustee             2.0%              N/A                             $122,000.00
5 Bristol Drive
Manhasset, NY 11030

Nicholas J. Aynilian               None                0.75%             Son-in-law                      $ 45,750.00
& Elizabeth Ann Aynilian                                                 and daughter
Trustees for the Elizabeth                                               of Serge
Ann Aynilian Irrevocable                                                 Krikorian,
Trust, Dated 1/1/91                                                      Vice-President
477 Colonial Road                                                        Hekemian & Co.,
Ridgewood, NJ 07450                                                      and niece of
                                                                         Robert S.
                                                                         Hekemian, Trustee

Donald W. Barney                   Trustee              4.0%             N/A                             $244,000.00
815 Pond Brook Road
Franklin Lakes, NJ 07417

Katherine A. Gambino               None                 1.0%             Daughter of                     $ 61,000.00
11 Todd Lane                                                             John Voskian,
Old Tappan, NJ 07675                                                     Trustee, and
                                                                         niece of Robert
                                                                         S. Hekemian, Trustee

Bryan S. Hekemian                  None                 7.0%             Son of                          $427,000.00
7 Normandy Court                                                         Robert S.
Ho-Ho-Kus, NJ 07423                                                      Hekemian, Trustee
                                                                         and Vice-
                                                                         President of
                                                                         Hekemian & Co.

Lisa Jann Hekemian                 None                 5.0%             Daughter of                     $305,000.00
47 Oxford Drive                                                          Robert S.
Tenafly, NJ 07670                                                        Hekemian, Trustee

                                   POSITION                              RELATIONSHIP                       INITIAL
                                   WITH            PERCENTAGE               WITH A                          CAPITAL
NAME                               TRUST           OF INTEREST              TRUSTEE                      CONTRIBUTION
----                               --------        -----------           ------------                    ------------
David B. Hekemian                  None                7.0%              Son of                          $427,000.00
7 Normandy Court                                                         Robert S.
Ho-Ho-Kus, NJ 07423                                                      Hekemian, Trustee
                                                                         and Vice-President
                                                                         of Hekemian & Co.

Robert S. Hekemian                Trustee              0.8%              N/A                             $ 48,800.00
47 Oxford Drive
Tenafly, NJ 07670

Robert S. Hekemian,Jr.            None                 7.0%              Son of                          $427,000.00
380 Prospect Avenue                                                      Robert S.
Hackensack, NJ 07601                                                     Hekemian, Trustee
                                                                         and Executive
                                                                         Vice-President of
                                                                         Hekemian & Co.

Robert Hekemian &                 None                 1.5%              Beneficiary                     $ 91,500.00
Ann Krikorian,                                                           of Trust is
Trustees F/B/O                                                           son of Samuel
Jeffrey John Hekemian                                                    Hekemian,
U.A.D. 1/24/78                                                           President of
505 Main Street                                                          Hekemian & Co.,
Hackensack, NJ 0760l                                                     and nephew of
                                                                         Robert S. Hekemian,
                                                                         Trustee

Robert Hekemian &                 None                1.5%               Beneficiary                     $ 91,500.00
Ann Krikorian,                                                           of Trust is
Trustees F/B/O                                                           son of Samuel
Mark Steven Hekemian                                                     Hekemian,
U.A.D. 12/10/85                                                          President of
505 Main Street                                                          Hekemian & Co.
Hackensack, NJ 0760l                                                     and nephew of
                                                                         Robert S. Hekemian,
                                                                         Trustee

Robert Hekemian &                   N/A                1.5%              Beneficiary                     $ 91,500.00
Ann Krikorian,                                                           of Trustee is
Trustees F/B/O                                                           son of Samuel
Peter Samuel Hekemian                                                    Hekemian,
U.A.D. 11/24/76                                                          President of
505 Main Street                                                          Hekemian & Co.
Hackensack, NJ 0760l                                                     and nephew of
                                                                         Robert S. Hekemian,
                                                                         Trustee

                                   POSITION                              RELATIONSHIP                       INITIAL
                                   WITH            PERCENTAGE               WITH A                          CAPITAL
NAME                               TRUST           OF INTEREST              TRUSTEE                      CONTRIBUTION
----                               --------        -----------           ------------                    ------------
Robert Hekemian &                  None                 1.5%             Beneficiary                     $ 91,500.00
Ann Krikorian,                                                           of Trust is
Trustees F/B/O                                                           son of Samuel
Richard Edward Hekemian                                                  Hekemian,
U.A.D. 9/1/83                                                            President of
505 Main Street                                                          Hekemian & Co.
Hackensack, NJ 0760l                                                     and nephew of
                                                                         Robert S. Hekemian,
                                                                         Trustee

Samuel P. Hekemian                 None                0.7%              President of                    $ 42,700.00
692 East Drive                                                           Hekemian & Co.
Oradell, NJ 07649                                                        and brother of
                                                                         Robert S. Hekemian, Trustee

Albert A. Kapigian                 None                1.0%              None                            $ 61,000.00
39 Kira Lane
Ridgewood, NJ 07450

Shirlee Kerbeykian                 None                1.5%              Wife of                         $ 91,500.00
156 Churchill Road                                                       Edward Kerbeykian
Tenafly, NJ 07670                                                        Senior
                                                                         Vice-President
                                                                         of Hekemian & Co.

Ronald F. Kistner                  None               0.5%               Employee of                     $ 30,500.00
75 Oak Grove Avenue                                                      Hekemian & Co.
Hasbrouck Heights,
NJ 07604

Herbert C. Klein                   Trustee            1.5%               N/A                             $ 91,500.00
34 Lenox Avenue
Clifton, NJ 07015

Krieger Family Trust               None               1.5%               Jacqueline                      $ 91,500.00
Jacqueline Klein, Trustee                                                Klein is the
P.O. Box 1758                                                            wife of Herbert
Clifton, NJ 07012                                                        C. Klein, Trustee

Aimee Nicole Krikorian             None               0.75%              Daughter of                     $ 45,750.00
& Elizabeth Ann Aynilian                                                 Serge Krikorian
Trustees for the Aimee Nicole                                            Vice-President of
Krikorian Irrevocable Trust                                              Hekemian & Co. and
Dated 1/1/92                                                             niece of Robert S.
168 Nancy Lane                                                           Hekemian, Trustee
Wyckoff, NJ 07481

                                   POSITION                              RELATIONSHIP                       INITIAL
                                   WITH            PERCENTAGE               WITH A                          CAPITAL
NAME                               TRUST           OF INTEREST              TRUSTEE                      CONTRIBUTION
----                               --------        -----------           ------------                    ------------
Douglas Diran Krikorian            None                0.75%             Son of                          $ 45,750.00
& Elizabeth Ann Aynilian                                                 Serge Krikorian
Trustees for the Douglas Diran                                           Vice-President of
Krikorian Irrevocable Trust                                              Hekemian & Co. and
Dated 1/1/92                                                             nephew of Robert S.
168 Nancy Lane                                                           Hekemian, Trustee
Wyckoff, NJ 07481


Gregory Serge Krikorian  None                          0.75%             Son of                          $ 45,750.00
& Elizabeth Ann Aynilian                                                 Serge Krikorian
Trustees for the Gregory Serge                                           Vice-President of
Krikorian Irrevocable Trust                                              Hekemian & Co. and
Dated 1/1/92                                                             nephew of Robert S.
168 Nancy Lane                                                           Hekemian, Trustee
Wyckoff, NJ 07481


Henri & Leonara Nazarian          None                 5.0%              None                            $305,000.00
Ave. Mostinck 76
1150 Bruxelles, Belgique

Thomas A. Newton                  None                 0.5%             Former                           $ 30,500.00
497 Sussex Road                                                         Controller of
Wood Ridge, NJ 07075                                                    Hekemian & Co.

Stephanie H. Reckler              None                 2.0%             None                             $122,000.00
885 Park Avenue
New York, NY 10021

Michael J. Voskian                None                 1.0%             Son of John                      $ 61,000.00
639 Briarwood Court                                                     Voskian,
Oradell, NJ 07649                                                       Trustee and
                                                                        nephew of
                                                                        Robert S.
                                                                        Hekemian, Trustee

Victoria A. Voskian               None                 1.0%             Daughter of                      $ 61,000.00
716 Soldier Hill Road                                                   John Voskian,
Oradell, NJ 07649                                                       Trustee and
                                                                        niece of
                                                                        Robert S.
                                                                        Hekemian, Trustee

TOTAL ................................................60.0%                                              $3,660,000.00
N/A - Not applicable

                               WESTWOOD HILLS, LLC
                                 MANAGING MEMBER

                                                                                       INITIAL CAPITAL
NAME                                PERCENTAGE OF INTEREST                              CONTRIBUTION
----                                ----------------------                              -------------
First Real Estate                           40%                                         $2,440,000.00
Investment Trust of
New Jersey, c/o
Hekemian & Co., Inc.
505 Main Street
P.O. Box 667
Hackensack, NJ 07602

(C)      INDEBTEDNESS OF MANAGEMENT.

         Not applicable.

(B)      TRANSACTIONS WITH PROMOTERS.

         Not applicable.

                                            PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(A) List of all documents to be filed as a part of this 10-K Report:

         1)  Financial Statements

(i)      Report of Independent Public Accountant for
         Registrant, J.H. Cohn & Company, Inc.

(ii) Combined Balance Sheets as of October 31, 1995 and 1994.

(iii) Combined Statements of Income and Undistributed Earnings Years ended October 31, 1995, 1994 and 1993.

(iv)     Combined Statements for Cash Flows Years ended
         October 31, 1995, 1994 and 1993.

(v)      Notes to Combined Financial Statements.

         2)  Financial Statement Schedules.

(ix)     Short-Term Borrowings.

(x)      Supplementary Income Statement Information.

(xi)     Real Estate and Accumulated Depreciation.

         B)  Reports on Form 8-K

         No report on Form 8-K was filed by the Registrant during the last quarter of the fiscal year ending October 31, 1995.

         C)  Exhibits required pursuant to Item 601 of Regulation S-K

         Exhibit 3 - Amended and Restated Declaration of Trust, dated November 7, 1983 which was submitted as part of Registrant's 10-K for 1991, as amended which Exhibit is incorporated by reference; amendment dated May 31, 1994 to paragraphs 3.5 and 7.5, which was submitted as part of Registrant's 10-K for 1994 is incorporated by reference.

         Exhibit 10 - Material Contracts -

                  (i) December 20, 1961 Management Agreement between the Registrant and Hekemian & Co., Inc. (formerly known as S. Hekemian & Co., Inc.), a copy of which was filed as Exhibit 10 with Registration Statement - 2-19609, which Exhibit is incorporated by reference.

                  (ii) Amendment to Management Agreement dated May 8, 1963 which was filed as Exhibit 20 with Registration Statement 2- 48728, which
         Exhibit is hereby incorporated by reference.

         Exhibit 24

         Report of J.H. Cohn & Company as the Independent Public Accountants of the Registrant is included in the Financial Statements, attached hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 31, 1996                   First Real Estate Investment Trust of
                                           New Jersey

                                           By: /s/ Robert S. Hekemian,
                                               ---------------------------------
                                                  Robert S. Hekemian,
                                              Chairman of the Board and Chief
                                                   Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Hekemian his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/Robert S. Hekemian                                          January 31, 1996
------------------------------------
Robert S. Hekemian
Chairman of the Board
Chief Executive Officer and Trustee
(Principal Executive Officer)


/s/Donald Barney                                               January 31, 1996
------------------------------------
Donald Barney
Trustee and President


/s/John B. Voskian                                             January 31, 1996
------------------------------------
John B. Voskian
Trustee and Secretary


/s/Herbert C. Klein                                            January 31, 1996
------------------------------------
Herbert C. Klein
Trustee


/s/Charles J. Dodge                                            January 31, 1996
------------------------------------
Charles J. Dodge
Trustee

/s/Nicholas A. Laganella                                       January 31, 1996
------------------------------------
Nicholas A. Laganella
Trustee


/s/William R. DeLorenzo, Jr.                                   January 31, 1996
------------------------------------
William R. DeLorenzo, Jr.
Executive Secretary and Treasurer
(Principal Financial and Accounting
Officer)

Item 6. SELECTED FINANCIAL DATA

                                                                As of or for the Year Ended October 31,
                                                       ------------------------------------------------------
                                                         1995            1994           1993           1992            1991
                                                       -------         -------         -------        -------         -------
                                                                    (In Thousands of Dollars, Except
                                                                            Per Share Amounts)
Operating data:
    Rental revenue                                     $13,250         $11,162         $ 9,948        $ 8,465         $ 6,360
    Rental expenses                                      9,592           8,235           7,268          5,899           3,888
                                                       -------         -------         -------        -------         -------

    Income from rental operations                        3,658           2,927           2,680          2,566           2,472
    Other income                                             5               5               4            136             526
                                                       -------         -------         -------        -------         -------

                                                         3,663           2,932           2,684          2,702           2,998
    Other expenses                                        (754)           (473)           (389)          (264)           (242)
    Minority interest                                     (123)            (76)
                                                       -------         -------         -------        -------         -------

    Net income                                         $ 2,786         $ 2,383         $ 2,295        $ 2,438         $ 2,756
                                                       =======         =======         =======        =======         =======


Balance sheet data:
    Total assets                                       $65,535         $65,613         $51,356        $50,064         $29,096
                                                       =======         =======         =======        =======         =======

    Long-term obligations                              $34,598         $34,019         $24,963        $25,341         $ 6,412
                                                       =======         =======         =======        =======         =======


Per share data:
    Earnings per share                                 $  1.79         $  1.53         $  1.47        $  1.56         $  1.77
                                                       =======         =======         =======        =======         =======


    Dividends per share                                $  2.53         $  1.62         $  1.56        $ 1.765         $  1.92
                                                       =======         =======         =======        =======         =======

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE




                   INDEX TO COMBINED FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))

(A)      COMBINED FINANCIAL STATEMENTS:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

             BALANCE SHEETS
                OCTOBER 31, 1995 AND 1994

             STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

             STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

             NOTES TO FINANCIAL STATEMENTS


(B)      FINANCIAL STATEMENT SCHEDULES:

         IX  - SHORT-TERM BORROWINGS

         X   - SUPPLEMENTARY INCOME STATEMENT INFORMATION

         XI  - REAL ESTATE AND ACCUMULATED DEPRECIATION


         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the combined financial statements or notes thereto.



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders
First Real Estate Investment
  Trust of New Jersey


We have audited the accompanying combined balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND AFFILIATE as of October 31, 1995 and 1994, and the related combined statements of income and undistributed earnings and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey and Affiliate as of October 31, 1995 and 1994, and their results of operations and cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

Our audits referred to above included the information in Schedules IX, X and XI which present fairly, when read in conjunction with the combined financial statements, the information required to be set forth therein.




                                     J. H. COHN & COMPANY
Roseland, New Jersey
November 29, 1995

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                             COMBINED BALANCE SHEETS
                            OCTOBER 31, 1995 AND 1994

                       ASSETS                              1995           1994
                       ------                             -------        -------
                                                              (In Thousands
                                                               of Dollars)
Real estate, at cost, net of accumulated
    depreciation .................................        $62,324        $63,176
Equipment, at cost, net of accumulated
    depreciation of $553,000 and $491,000 ........            224            214
Cash .............................................            533            238
Tenants' security accounts .......................            947            867
Sundry receivables ...............................            248            325
Prepaid expenses and other assets ................            911            601
Deferred charges, net ............................            348            192
                                                          -------        -------

          Totals .................................        $65,535        $65,613
                                                          =======        =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
    Mortgages payable ............................        $34,598        $34,019
    Note payable - bank ..........................          5,169          5,428
    Accounts payable and accrued expenses ........            361            344
    Dividends payable ............................          1,154
    Tenants' security deposits ...................          1,048            964
    Deferred revenue .............................            257            214
                                                          -------        -------
          Total liabilities ......................         42,587         40,969
                                                          -------        -------

Minority interest ................................          2,959          3,496
                                                          -------        -------
Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
      value; 1,560,000 shares authorized;
      1,559,788 shares issued and outstanding ....         19,314         19,314
    Undistributed earnings .......................            675          1,834
                                                          -------        -------
    Total shareholders' equity ...................         19,989         21,148
                                                          -------        -------

           Totals ................................        $65,535        $65,613
                                                          =======        =======

                  See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                    INCOME                       1995        1994        1993
                    ------                     --------    --------    --------
                                                   (In Thousands of Dollars,
                                                   Except per Share Amounts)
Rental revenue:
    Rental income ..........................   $ 11,700    $  9,890    $  8,804
    Real estate taxes reimbursed ...........        914         642         611
    Common area maintenance reimbursed .....        466         472         384
    Sundry income ..........................        170         158         149
                                               --------    --------    --------
        Totals .............................     13,250      11,162       9,948
                                               --------    --------    --------
Rental expenses:
    Operating expenses .....................      2,636       2,482       2,106
    Management fees ........................        556         479         443
    Real estate taxes ......................      1,790       1,375       1,231
    Interest ...............................      3,074       2,582       2,316
    Depreciation ...........................      1,536       1,317       1,172
                                               --------    --------    --------
        Totals .............................      9,592       8,235       7,268
                                               --------    --------    --------
Income from rental operations ..............      3,658       2,927       2,680
                                               --------    --------    --------
Other income (expense):
    Interest income ........................          5           5           4
    Interest expense .......................       (503)       (279)       (194)
    General and administrative .............       (245)       (185)       (187)
                                               --------    --------    --------
        Totals .............................       (743)       (459)       (377)
                                               --------    --------    --------

Income before minority interest ............      2,915       2,468       2,303

Minority interest ..........................        123          76
                                               --------    --------    --------

Income before state income taxes ...........      2,792       2,392       2,303

Provision for state income taxes ...........          6           9           8
                                               --------    --------    --------

Net income .................................   $  2,786    $  2,383    $  2,295
                                               ========    ========    ========


Earnings per share .........................   $   1.79    $   1.53    $   1.47
                                               ========    ========    ========

(Continued)

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

      COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS (Continued)
                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

            UNDISTRIBUTED EARNINGS               1995        1994        1993
            ----------------------             --------    --------    --------
                                                   (In Thousands of Dollars,
                                                   Except per Share Amounts)
Balance, beginning of year .................   $  1,834    $  1,978    $  2,116
Net income .................................      2,786       2,383       2,295
Less dividends .............................     (3,945)     (2,527)     (2,433)
                                               --------    --------    --------

Balance, end of year .......................   $    675    $  1,834    $  1,978
                                               ========    ========    ========

Dividends paid per share ...................   $   2.53    $   1.62    $   1.56
                                               ========    ========    ========

                  See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                        COMBINED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                              1995            1994           1993
                                                            -------         -------         -------
                                                                   (In Thousands of Dollars)
Operating activities:
    Net income .....................................        $ 2,786         $ 2,383         $ 2,295
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ..............          1,608           1,362           1,254
        Deferred revenue ...........................             43              85              14
        Minority interest ..........................            123              76
        Changes in operating assets and liabilities:
           Tenants' security accounts ..............            (80)           (193)            (32)
           Sundry receivables, prepaid expenses
             and other assets ......................           (461)           (229)           (177)
           Accounts payable and accrued expenses ...             17             101              26
           Tenants' security deposits ..............             84             197              50
           Other liabilities .......................                            (42)             18
                                                            -------         -------         -------
               Net cash provided by operating
                 activities ........................          4,120           3,740           3,448
                                                            -------         -------         -------
Investing activities:
    Capital expenditures ...........................           (694)         (6,330)         (1,979)
    Restricted cash ................................                                            138
                                                            -------         -------         -------
               Net cash used in investing activities           (694)         (6,330)         (1,841)
                                                            -------         -------         -------
Financing activities:
    Dividends paid .................................         (2,791)         (2,527)         (2,433)
    Minority interest contribution ...................                        3,660
    Minority interest distribution .................           (660)           (240)
    Deferred charges ...............................                            (37)
    Proceeds from note payable - bank ..............          2,791           7,884           1,700
    Repayment of note payable - bank ...............         (3,050)         (6,376)
    Mortgage proceeds ..............................          1,175
    Repayment of mortgages .........................           (596)           (464)           (378)
                                                            -------         -------         -------
               Net cash provided by (used in)
                 financing activities ..............         (3,131)          1,900          (1,111)
                                                            -------         -------         -------

(Continued)

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                  COMBINED STATEMENTS OF CASH FLOWS (Continued)
                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                              1995            1994           1993
                                                            -------         -------         -------
                                                                   (In Thousands of Dollars)
Net increase (decrease) in cash ....................            295            (690)            496
Cash, beginning of year ............................            238             928             432
                                                            -------         -------         -------

Cash, end of year ..................................        $   533         $   238         $   928
                                                            =======         =======         =======

Supplemental disclosure of cash flow data:
    Interest paid ..................................        $ 3,360         $ 2,872         $ 2,499
                                                            =======         =======         =======

    Income taxes paid ..............................        $     7         $     7         $     9
                                                            =======         =======         =======

Supplemental  schedule of noncash  investing  and financing  activities:
    During fiscal 1994, the Affiliate financed the purchase of real estate with mortgage proceeds of $9,520,000 (see Note 2). During fiscal 1995, the outstanding mortgage balance of approximately $9,325,000 was repaid using proceeds of a new mortgage (see Note 4). Dividends declared but not paid amounted to $1,154,000 at October 31, 1995.

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

                       The Trust is subject to Federal income tax on undistributed taxable income and capital gains. The Trust may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 1995, 1994 and 1993, the Trust made such an election.

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

                    Cash:
                       The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1995 and 1994, the Trust had no cash equivalents.

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

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three years in the period ended October 31, 1995.

                    Reclassifications:
                       Certain accounts in the 1994 and 1993 combined financial statements have been reclassified to conform to 1995 presentations.

Note 2 - Acquisition:
                    During May 1994, the Trust became a 40% member of the Affiliate, a newly formed limited liability company.

                    On June 2, 1994, the Affiliate consummated the purchase of Westwood Properties, a residential apartment complex located in Westwood, New Jersey (the "Apartment Complex"). The cost of the Apartment Complex was approximately $15,389,000 of which $5,869,000 was paid in cash and $9,520,000 was financed by the proceeds of a mortgage.

                    The acquisition was accounted for as a purchase and, accordingly, the Apartment Complex's operations have been included in the accompanying 1995 and 1994 combined statements of income since the date of acquisition. Of the total cost of the acquisition (including related acquisition expenses), $3,849,000 was allocated to land and $11,540,000 to buildings and improvements. In connection with the acquisition, the Affiliate paid Hekemian a $500,000 real estate commission, which amount is included in the cost of the Apartment Complex.

                    The following unaudited proforma information (in thousands of dollars, except per share amounts) shows the results of operations for the years ended October 31, 1994 and 1993 as though the Apartment Complex had been acquired at the beginning of fiscal 1993:

                                                         1994              1993
                                                     --------          --------
Rental revenue .............................         $ 12,398          $ 12,067
Rental expenses ............................           (9,293)           (9,082)
                                                     --------          --------
Income from rental operations ..............            3,105             2,985
Other expenses, net ........................             (542)             (521)
Minority interest ..........................             (180)             (180)
Provision for income taxes .................               (8)               (8)
                                                     --------          --------

Net income .................................         $  2,375          $  2,276
                                                     ========          ========

Earnings per share .........................         $   1.52          $   1.46
                                                     ========          ========

                    In addition to combining the historical results of operations of the Apartment Complex and the Trust, the unaudited proforma results include adjustments for depreciation based on the Affiliate's purchase price, reduced interest income and increased interest expense related to cash paid and obligations incurred to complete the transaction.

                    The unaudited proforma results of operations set forth above are based on information furnished by the Trust's management. Such proforma information is not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 1993 or of future results of operations of the combined properties.

Note 3 - Real estate:
                    Real estate consists of the following:

                                    Range
                                of Estimated
                                Useful Lives        1995           1994
                               --------------      -------        -------
                                                       (In Thousands
                                                        of Dollars)
Land                                               $21,112        $21,112
Unimproved land                                      2,452          2,459
Apartment buildings               7-40 years        21,333         20,749
Commercial buildings           25-31.5 years            58             58
Shopping centers                 15-50 years        26,859         26,769
Construction in progress                               714            737
                                                   -------        -------
                                                    72,528         71,884
Less accumulated depreciation                       10,204          8,708
                                                   -------        -------

    Totals                                         $62,324        $63,176
                                                   =======        =======

Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                           1995           1994
                                                          -------        -------
                                                               (In Thousands
                                                                of Dollars)
State Mutual Life Assurance Company
  of America (A) .................................        $18,359        $18,624
Aetna Life Insurance Company (B) .................          5,444          5,557
USG Annuity & Life Company (C) ...................         10,488
United Jersey Bank (C) ...........................                         9,455
United Jersey Bank (D) ...........................            307            383
                                                          -------        -------

    Totals .......................................        $34,598        $34,019
                                                          =======        =======

                       (A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $26,355,000.

                       (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $12,051,000.

                       (C) At October 31, 1994, the mortgage was payable in month- ly installments of $12,989 plus interest at a variable rate through June 2000 at which time the outstanding balance was due. During 1995, the mortgage was repaid using proceeds of a new mortgage in the amount of $10,500,000 which is payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due. The mort- gage is secured by the Apartment Complex in Westwood, New Jersey having a net book value of approximately $15,112,000.

                       (D) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $673,000. One of the directors of the bank is a trustee of the Trust.

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 1995 are as follows:

                       Year Ending
                       October 31,                              Amount
                       -----------                              -------
                          1996                                  $   639
                          1997                                   18,448
                          1998                                      414
                          1999                                      387
                          2000                                      379


Note 5 - Note payable - bank:
                    Note payable - bank consists of borrowings under a $20,000,000 revolving line of credit agreement with United Jersey Bank which expires on February 10, 1997. The first $10,000,000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus 1/2% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey, the Apartment Complex in Westwood, New Jersey, and any vacant land owned by the Trust.

Note 6 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $39,453,000 at October 31, 1995 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 1995 are as follows:

                              Year Ending
                              October 31,                    Amount
                              -----------                   -------
                                 1996                       $ 4,034
                                 1997                         3,588
                                 1998                         3,168
                                 1999                         2,720
                                 2000                         2,268
                                 Thereafter                  11,501
                                                             ------
                                    Total                   $27,279
                                                            =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $1,047,000 at October 31, 1995. Except for two tenants, management closed the shopping center on September 1, 1995. Commencement of a complete refurbishing of the premises is scheduled to begin during the Spring of 1996 and will take approximately nine months. The cost of the refurbishing, which will be put out for bid in the first quarter of fiscal 1996, is currently anticipated to approximate $6,000,000. Rental revenue derived from the shopping center was approximately $207,000, $310,000 and $349,000 in fiscal 1995, 1994 and 1993, respectively, and income from rental operations was approximately $91,000, $166,000 and $212,000, respectively.

                           Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three years in the period ended October 31, 1995 were not material.

                       Residential tenants:
                           Lease terms for residential tenants are usually one year or less.

                       Environmental concerns:
                           A landfill which is considered a superfund site is located next to a vacant parcel of land which is owned by the Trust. The New Jersey Department of Environmental Protection and Energy ("NJDEP") had
                           advised  the  Trust  that  it was  investigating  the
                           property for contamination as a result of the migration of environmentally sensitive materials from the landfill. In August 1994, the Trust was advised that, although the soil had not been environmentally impaired and a clean-up of the property would not be required, the NJDEP did determine that the groundwater in the area of the landfill, including below the Trust's property, is contaminated as a result of the activity at the landfill. Accordingly, the NJDEP is currently in the process of enforcing remediation of the groundwater by the responsible parties. As the Trust is not a responsible party, management anticipates that it will bear no liability for the cost of the groundwater remediation.


Note 7 - Management agreement:
                    The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $556,000, $479,000 and $443,000 in 1995, 1994 and 1993, respectively.


Note 8 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.


Note 9 - Shares of beneficial interest:
                    On February 28, 1995, the Trustees tentatively approved an increase of 750,000 authorized shares of beneficial interest concurrent with the commencement of a proposed dividend reinvestment plan (the "Plan"). The Plan, however, has subsequently been withdrawn.



                                                         *   *   *

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                       SCHEDULE IX - SHORT-TERM BORROWINGS
                            (In Thousands of Dollars)

   Column A                Column B       Column C        Column D         Column E        Column F
   --------                --------       --------        --------         --------        --------
                                                           Maximum          Average
                                                            Amount           Amount        Weighted
                                                             Out-             Out-         Average
 Category of               Balance        Weighted         standing         standing       Interest
 Aggregate                   at           Average           During           During          Rate
 Short-Term                End of         Interest           the              the          During the
Borrowings (A)             Period           Rate            Period           Period        Period (B)
                           ------           ----            ------           ------        ----------
1995:
  Note payable -
    bank                   $5,169           8.09%           $6,582           $5,585           7.9%
                           ======           ====            ======           ======           ===

1994:
  Note payable -
    bank                   $5,428           5.97%           $5,728           $4,505           6.2%
                           ======           ====            ======           ======           ===

1993:
  Note payable -
    bank                   $3,920            6.0%           $3,920           $3,413           6.0%
                           ======           ====            ======           ======           ===

---------------
(A) See Note 5 of notes to combined financial statements.

(B) Calculated using average monthly loan balances and actual interest expense.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)

         Column A                                        Column B
         --------                                        --------
                                                      Charged to Costs
         Item (A)                                       and Expenses
                                              ----------------------------------
                                               1995          1994          1993
                                              ------        ------        ------
Maintenance and repairs                       $  243        $  345        $  271
                                              ======        ======        ======


Real estate taxes                             $1,790        $1,375        $1,231
                                              ======        ======        ======

(A) Amounts for other items were less than 1% of revenue in all years.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND AFFILIATE

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                OCTOBER 31, 1995
                           (In Thousands of Dollars)

     Column A                                Column B                 Column C                       Column D
     --------                                --------                 --------                       --------
                                                                                                       Costs
                                                                                                    Capitalized
                                                                    Initial Cost                     Subsequent
                                                                     to Company                     to Acquisition
                                                             -------------------------        ---------------------------
                                                                           Buildings
                                             Encum-                           and                                Carrying
    Description                              brances         Land         Improvements        Improvements         Costs
    -----------                              -------         ----         ------------        ------------        --------
Garden apartments:
    Sheridan Apts.,
        Camden, NJ                                         $   117          $   360             $  680
    Grandview Apts., Has-
        brouck Heights, NJ                                      22              180                150
    Lakewood Apts., Lake-
        wood, NJ                                                11              396                127
    Hammel Gardens, May-
        wood, NJ                                               313              728                583
    Palisades Manor,
        Palisades Park, NJ                                      12               81                 76
    Steuben Arms, River
        Edge, NJ                                               364            1,773                308
    Heights Manor, Spring
        Lake Heights, NJ                     $   307           109              974                291
    Berdan Court, Wayne NJ                                     250            2,206                776
    Westwood Hills,
        Westwood, NJ                          10,488         3,849           11,540                104
Commercial property:
    Glen Rock, NJ                                               12               36                 22
Shopping centers:
    Franklin Lakes
        Shopping Center,
        Franklin Lakes, NJ                                      29              380                959
    Westridge Shopping
      Center, Frederick, MD                   18,359         9,135           19,159                314
    Westwood Shopping
        Center, Westwood, NJ                   5,444         6,889            6,416                345
 Vacant land:
  Franklin Lakes, NJ                                           224                                                 $  8
  Rockaway, NJ                                               1,683                                                  352
  South Brunswick, NJ                                           80                                                  105
                                             -------       -------          -------             ------             ----
           Totals                            $34,598       $23,099          $44,229             $4,735             $465
                                             =======       =======          =======             ======             ====

(Continued)

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND AFFILIATE

                                OCTOBER 31, 1995
                           (In Thousands of Dollars)

                                             Column E                      Column F         Column G      Column H     Column I
                                             --------                    ------------     -------------   --------    -----------
                                       Gross Amount at Which
                                     Carried at Close of Period
                               -------------------------------------
                                             Buildings                                                                Which De-
                                                and                      Accumulated         Date of        Date      preciation
    Description                 Land        Improvements    Total(1)     Depreciation     Construction    Acquired    is Computed
    -----------                -------      ------------    --------     ------------     -------------   --------    -----------
Garden apartments:
    Sheridan Apts.,
        Camden, NJ             $   117       $ 1,040        $ 1,157         $   569            1950          1964     7-40 years
    Grandview Apts., Has-
        brouck Heights, NJ          22           330            352             203            1925          1964     7-40 years
    Lakewood Apts., Lake-
        wood, NJ                    11           523            534             387            1960          1962     7-40 years
    Hammel Gardens, May-
        wood, NJ                   313         1,311          1,624             628            1949          1972     7-40 years
    Palisades Manor,
        Palisades Park, NJ          12           157            169              96         1935/70          1962     7-40 years
    Steuben Arms, River
        Edge, NJ                   364         2,081          2,445             996            1966          1975     7-40 years
    Heights Manor, Spring
        Lake Heights, NJ           109         1,265          1,374             739            1967          1971     7-40 years
    Berdan Court, Wayne NJ         250         2,982          3,232           1,945            1964          1965     7-40 years
    Westwood Hills,
        Westwood, NJ             3,849        11,644         15,493             424            1966          1994     7-40 years
Commercial property:
    Glen Rock, NJ                   12            58             70              44            1940          1962     10-31.5 years
Shopping centers:
    Franklin Lakes
        Shopping Center,
        Franklin Lakes, NJ          29         1,339          1,368             321         1963/75          1966     10-50 years
    Westridge Shopping
      Center, Frederick, MD      9,135        19,473         28,608           2,253            1986          1992     15-31.5 years
    Westwood Shopping
        Center, Westwood, NJ     6,889         6,761         13,650           1,599            1981          1988     15-31.5 years
 Vacant land:
  Franklin Lakes, NJ               232                          232                                       1966/93
  Rockaway, NJ                   2,035                        2,035                                    1964/92/93
  South Brunswick, NJ              185                          185                                          1964
                               -------       -------        -------         -------
           Totals              $23,564       $48,964        $72,528         $10,204
                               =======       =======        =======         =======

(1)     Aggregate cost is the same for Federal income tax purposes.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (In Thousands of Dollars)



Reconciliation of real estate and accumulated depreciation:

                                                   1995        1994       1993
                                                 --------    --------   --------
Real estate:
    Balance, beginning of year                   $ 71,884    $ 56,080   $ 54,019

    Additions:
        Land                                                    3,849
        Building and improvements                     691      11,927        523
        Vacant land                                             1,516
        Carrying costs                                 (7)         28         22

    Deductions - write-off of fully depre-
        ciated assets                                 (40)
                                                 --------    --------   --------
    Balance, end of year                         $ 72,528    $ 71,884   $ 56,080
                                                 ========    ========   ========

Accumulated depreciation:
    Balance, beginning of year                   $  8,708    $  7,433   $  6,298

    Additions - charged to operating expenses       1,536       1,275      1,135

    Deductions - write-off of fully depre-
        ciated assets                                 (40)
                                                 --------    --------   --------
    Balance, end of year                         $ 10,204    $  8,708   $  7,433
                                                 ========    ========   ========