Form 10-K/A
period 1995-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1996-02-07
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K/A

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

ITEM 6.           SELECTED FINANCIAL DATA.

         As of or for the Year Ended October 31,

                           1995           1994         1993           1992          1991
                         -------        -------      -------        -------        -------
Operating data:
  Rental revenue         $13,250        $11,162      $ 9,948        $ 8,465        $ 6,360

  Rental expenses          9,592          8,235        7,268          5,899          3,888
                         -------        -------      -------        -------        -------
  Income from
  rental operation         3,658          2,927        2,680          2,566          2,472
  Other income                 5              5            4            136            526
                         -------        -------      -------        -------        -------
                           3,663          2,932        2,684          2,702          2,998

  Other expenses            (754)          (473)        (389)          (264)          (242)

  Minority interest         (123)           (76)         --             --             --
  in Westwood Hills
  Net income               2,786          2,383        2,383          2,438          2,756
                           =====          =====        =====          =====          =====
Balance sheet data:
  Total assets            65,535         65,613       51,356         50,064         29,096
                          ======         ======       ======         ======         ======
  Long term
  obligations            34,598          34,019       24,963         25,341          6,412
                         ======          ======       ======         ======          =====
 Per share data (a):
  Earnings per share      $1.79           $1.53        $1.47          $1.56          $1.77
                          =====           =====        =====          =====          =====

Dividends per share       $2.53*          $1.62        $1.56         $1.765          $1.92
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