Form 10-Q
period 1996-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1996-03-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1996                   Commission File No. 2-48728


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.) Combined Balance Sheets for January 31, 1996 and October 31, 1995;

                  b.)  Combined Statements of Income and
                       Undistributed Earnings For Three Months Ended January 31, 1996 and 1995;

                  c.) Combined Statements of Cash Flows for Three Months Ended January 31, 1996 and 1995;

         Item 2:  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Part II: Other Information

         Item 5:  Other Information

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                             COMBINED BALANCE SHEETS
                      JANUARY 31, 1996 AND OCTOBER 31, 1995
                                   (Unaudited)

                                                           January       October
                       ASSETS                              31, 1996      31, 1995
                       ------                              --------      --------
                                                                (In Thousands
                                                                 of Dollars)
Real estate, at cost, net of accumulated
    depreciation .....................................      $62,132      $62,324
Equipment, at cost, net of accumulated
    depreciation of $568,000 and $553,000 ............          229          224
Cash .................................................          571          533
Tenants' security accounts ...........................          952          947
Sundry receivables ...................................          507          248
Prepaid expenses and other assets ....................          859          911
Deferred charges, net ................................          235          348
                                                            -------      -------

          Totals .....................................      $65,485      $65,535
                                                            =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
    Mortgages payable ................................      $34,443      $34,598
  Note payable - bank ................................        5,724        5,169
    Accounts payable and accrued expenses ............          387          361
    Dividends payable ................................          546        1,154
    Tenants' security deposits .......................        1,053        1,048
    Deferred revenue .................................          212          257
                                                            -------      -------
          Total liabilities ..........................       42,365       42,587
                                                            -------      -------

Minority interest ....................................        2,988        2,959
                                                            -------      -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
    value; 1,560,000 shares authorized;
    1,559,788 shares issued and outstanding ..........       19,314       19,314
    Undistributed earnings ...........................          818          675
                                                            -------      -------
          Total shareholders' equity .................       20,132       19,989
                                                            -------      -------

           Totals ....................................      $65,485      $65,535
                                                            =======      =======

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
                                   (Unaudited)

                       INCOME                              1996          1995
                       ------                            -------        -------
                                                            (In Thousands
                                                             of Dollars,
                                                             Except per
                                                            Share Amounts)
Rental revenue:
    Rental income ................................       $ 2,990        $ 2,905
    Real estate taxes reimbursed .................           392            174
    Common area maintenance reimbursed ...........           185            104
    Sundry income ................................            43             41
                                                         -------        -------
        Totals ...................................         3,610          3,224
                                                         -------        -------
Rental expenses:
    Operating expenses ...........................           798            703
  Management fees ................................           141            136
    Real estate taxes ............................           649            384
    Interest .....................................           758            767
    Depreciation .................................           384            375
                                                         -------        -------
        Totals ...................................         2,730          2,365
                                                         -------        -------

Income from rental operations ....................           880            859
                                                         -------        -------
Other income (expense):
    Interest income ..............................             4              2
    Interest expense .............................          (111)           (91)
    General and administrative ...................           (55)           (60)
                                                         -------        -------
        Totals ...................................          (162)          (149)
                                                         -------        -------

Income before minority interest ..................           718            710
Minority interest ................................           (29)           (24)
                                                         -------        -------

Net income .......................................       $   689        $   686
                                                         =======        =======

Earnings per share ...............................       $   .44        $   .44
                                                         =======        =======

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

      COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS -- Continued
                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
                                   (Unaudited)

                       UNDISTRIBUTED EARNINGS              1996          1995
                       ----------------------            -------        -------
                                                            (In Thousands
                                                             of Dollars,
                                                             Except per
                                                            Share Amounts)


Balance, beginning of period .....................       $   675        $ 1,834
Net income .......................................           689            686
Less dividends ...................................          (546)        (1,154)
                                                         -------        -------

Balance, end of period ...........................       $   818        $ 1,366
                                                         =======        =======


Dividends per share ..............................       $   .35        $   .74
                                                         =======        =======


See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                        COMBINED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
                                   (Unaudited)

                                                               1996      1995
                                                             -------    -------
                                                                 (In Thousands
                                                                  of Dollars)
Operating activities:
    Net income ...........................................   $   689    $   686
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ....................       404        397
      Minority interest ..................................        29         24
        Deferred revenue .................................       (45)         2
        Changes in operating assets and liabilities:
           Tenants' security accounts ....................        (5)       (15)
           Sundry receivables, prepaid expenses and other
        assets ...........................................      (207)       119
           Deferred charges ..............................        93        (64)
           Accounts payable and accrued expenses .........        26        (77)
           Tenants' security deposits ....................         5         21
                                                             -------    -------
               Net cash provided by operating activities .       989      1,093
                                                             -------    -------

Investing activities - capital expenditures ..............      (197)      (127)
                                                             -------    -------
Financing activities:
    Dividends paid .......................................    (1,154)    (1,154)
    Proceeds from note payable - bank ....................       555        504
    Repayment of mortgages ...............................      (155)      (149)
                                                             -------    -------
               Net cash used in financing activities .....      (754)      (799)
                                                             -------    -------

Net increase in cash .....................................        38        167
Cash, beginning of period ................................       533        238
                                                             -------    -------

Cash, end of period ......................................   $   571    $   405
                                                             =======    =======

Supplemental disclosure of cash flow data:
    Interest paid ........................................   $   869    $   858
                                                             =======    =======

Supplemental schedule of noncash financing activities: Dividends declared but not paid amounted to $546,000 at January 31, 1996.

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1 - Organization and significant accounting policies:
                    Organization:
                       First Real Estate Investment Trust of New Jersey (the "Trust") was organized November 1, 1961 as a New Jersey Business Trust. The Trust is engaged in owning residential and commercial income producing properties located primarily in New Jersey.

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

                    Basis of presentation:
                       The combined financial information included herein as at January 31, 1996 and for the three months ended January 31, 1996 and 1995 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the combined financial position as of that date and the combined results of operations for those periods. The information in the combined balance sheet as of October 31, 1995 was derived from the Trust's audited annual report for 1995.

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

                    Use of estimates:
                       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                    Cash:
                       The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 1996 and October 31, 1995, the Trust had no cash equivalents.

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

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three month periods ended January 31, 1996 and 1995.


Note 2 - Real estate:
                    Real estate consists of the following:

                                                        Range of
                                                       Estimated             January        October
                                                      Useful Lives           31, 1996       31, 1995
                                                      ------------           --------       --------
                                                                                 (In Thousands
                                                                                   of Dollars)
Land                                                                         $21,112         $21,112
Unimproved land                                                                2,459           2,452
Apartment buildings                                     7-40 years            21,479          21,333
Commercial buildings                                 25-31.5 years                58              58
Shopping centers                                       15-50 years            26,876          26,859
Construction in
  progress                                                                       714             714
                                                                             -------         -------
                                                                              72,698          72,528
Less accumulated de-
  preciation                                                                  10,566          10,204
                                                                             -------         -------

    Totals                                                                   $62,132         $62,324
                                                                             =======         =======

Note 3 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                         January         October
                                                         31, 1996        31, 1995
                                                         --------        --------
                                                               (In Thousands
                                                                of Dollars)
State Mutual Life Assurance Company
  of America (A) .................................        $18,288        $18,359
Aetna Life Insurance Company (B) .................          5,414          5,444
USG Annuity & Life Company (C) ...................         10,454         10,488
United Jersey Bank (D) ...........................            287            307
                                                          -------        -------

    Totals .......................................        $34,443        $34,598
                                                          =======        =======

                       (A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $26,227,000.

                       (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $12,000,000.

                       (C) Payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due. The mortgage is secured by an apartment complex in Westwood, New Jersey having a net book value of approximately $15,066,000.

                       (D) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $660,000. One of the directors of the bank is a trustee of the Trust.

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to January 31, 1996 are as follows:

                       Year Ending
                       January 31,                   Amount
                       -----------                   ------
                          1997                       $   654
                          1998                        18,380
                          1999                           424
                          2000                           371
                          2001                           389

                    Based on borrowing rates for mortgages with similar terms, the fair value of the mortgage debt is approximately $33,423,000 at January 31, 1996.

Note 4 - Note payable - bank:
                    Note payable - bank consists of borrowings under a $20,000,000 revolving line of credit agreement with United Jersey Bank which expires on February 10, 1997. The first $10,000,000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus 1/2% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey, the apartment complex in Westwood, New Jersey, and any vacant land owned by the Trust.

Note 5 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $39,270,000 at January 31, 1996 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to January 31, 1996 are as follows:

                             Year Ending
                             January 31,                     Amount
                             -----------                    -------
                                1997                        $ 3,953
                                1998                          3,455
                                1999                          3,073
                                2000                          2,591
                                2001                          2,201
                                Thereafter                    9,384
                                                            -------
                                Total                       $24,657
                                                            =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $1,043,000 at January 31, 1996. Except for two tenants, management closed the shopping center on September 1, 1995. Commencement of a complete refurbishing of the premises is scheduled to begin during the Spring of 1996 and will take approximately nine months. The cost of the refurbishing, which will be put out for bid in the second quarter of fiscal 1996, is currently anticipated to approximate $6,000,000. Rental revenue derived from the shopping center was approximately $37,000 and $69,000 for the three months ended January 31, 1996 and 1995, respectively, and income (loss) from rental operations was approximately $(1,000) and $34,000, respectively.

                           Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three months ended January 31, 1996 and 1995 were not material.

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

Note 6 - Management agreement:
                    The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $141,000 and $136,000 for the three months ended January 31, 1996 and 1995, respectively.


Note 7 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.



                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The following discussion should be read in conjunction with the attached financial statements and notes thereto, and the Registrant's audited financial statements and notes thereto for Fiscal Year Ended October 31, 1994.


Results of Operations

                  The earnings per share for the First Quarter 1996 were $0.44 which matched the earnings for the First Quarter of 1995. Management had anticipated that the earnings for the First Quarter of 1996 would be less than the $0.44 per share due to the closing of the Franklin Lakes Shopping Center, Franklin Lakes, New Jersey (the "Center") in anticipation of its demolishment and construction of the new Center. In addition, the weather in the Northeast region of the United States has been colder than normal with record amounts of snowfall. The cold weather will result in elevated heating costs. The record snowfall will result in additional snow removal costs. Management anticipates that a portion of the increased heating and snow removal costs will be reflected in the Second Quarter of 1996.

                  Management continues to anticipate that earnings for Fiscal Year 1996 will be below the results of 1995 because of the factors outlined above. Management had anticipated that the closing of the Center would result in earnings being diminished by approximately $0.11 per share. As the renovations to the Center proceed, Management will continue to monitor its current projections and make any appropriate revisions.

Financial Condition

                  The Registrant continues to generate cash sufficient to meet all of its regular operational needs. The Registrant does anticipate, however, that it will borrow against its Line of Credit or secure a mortgage to generate the funds required to renovate the Center.

PART II.          OTHER INFORMATION

Item 5.           Other Information.

                  The Registrant has secured all governmental approvals required in connection with the planned demolishment of the Center and the construction of a new Center with approximately 88,000 square feet of leasable space.

                  As previously reported, the Registrant does not plan to begin its work on the Center until leases are in place for one or more anchor stores and suitable financing is arranged. As of the date hereof, neither condition has been met. As a result, construction may not begin until late Spring or early Summer of calendar year 1996. If that delay should be realized, the new Center may not be open for operations until sometime during the first calendar quarter of 1997. In such event, the Registrant's earnings may be diminished by more than the current projection of $0.11 per share as discussed in Item 2.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FIRST REAL ESTATE INVESTMENT
                                               TRUST OF NEW JERSEY
                                                       (Registrant)



Date March 22, 1996


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