Form 10-Q
period 1996-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1996-07-08
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1996                     Commission File No. 2-48728


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             (exact name of registrant as specified in its charter)

         New Jersey                                               22-1697095
- -------------------------------                              -------------------
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

          505 Main Street, P.O. Box 667, Hackensack, New Jersey 07602
          -----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code 201-488-6400


- --------------------------------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report.


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.) Combined Balance Sheets for April 30, 1996 and October 31, 1995;

                  b.)   Combined Statements of Income and
                        Undistributed Earnings For Six Months Ended
                        April 30, 1996 and 1995;

                  c.)   Combined Statements of Cash Flows for Six
                        Months Ended April 30, 1996 and 1995;

         Item 2:  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

Part II: Other Information

         Item 5. Other Information

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                             COMBINED BALANCE SHEETS
                       APRIL 30, 1996 AND OCTOBER 31, 1995
                                   (Unaudited)

                                                               April     October
                       ASSETS                                30, 1996   31, 1995
                       ------                                --------   --------
                                                               (In Thousands
                                                                of Dollars)
Real estate, at cost, net of accumulated depre-
  ciation ..............................................     $62,053     $62,324
Equipment, at cost, net of accumulated deprecia-
  tion of $580,000 and $553,000 ........................         239         224
Cash ...................................................         374         533
Tenants' security accounts .............................         988         947
Sundry receivables .....................................         432         248
Prepaid expenses and other assets ......................         873         911
Deferred charges, net ..................................         229         348
                                                             -------     -------

          Totals .......................................     $65,188     $65,535
                                                             =======     =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ..................................     $34,284     $34,598
  Note payable - bank ..................................       5,820       5,169
    Accounts payable and accrued expenses ..............         248         361
    Dividends payable ..................................         546       1,154
    Tenants' security deposits .........................       1,088       1,048
    Deferred revenue ...................................         137         257
                                                             -------     -------
          Total liabilities ............................      42,123      42,587
                                                             -------     -------

Minority interest ......................................       2,935       2,959
                                                             -------     -------
Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
    value; 1,560,000 shares authorized;
    1,559,788 shares issued and outstanding ............      19,314      19,314
    Undistributed earnings .............................         816         675
                                                             -------     -------
          Total shareholders' equity ...................      20,130      19,989
                                                             -------     -------

           Totals ......................................     $65,188     $65,535
                                                             =======     =======

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)


                                           Six Months          Three Months
                                         Ended April 30,      Ended April 30,
               INCOME                    1996       1995       1996       1995
                                       -------    -------    -------    -------
                                              (In Thousands of Dollars,
                                              Except Per Share Amounts)

Rental revenue:
    Rental income ..................   $ 5,935    $ 5,807    $ 2,945    $ 2,902
    Real estate taxes reimbursed ...       558        329        166        155
    Common area maintenance reim-
      bursed .......................       304        183        119         79
    Sundry income ..................       105         71         62         30
                                       -------    -------    -------    -------
          Totals ...................     6,902      6,390      3,292      3,166
                                       -------    -------    -------    -------

Rental expenses:
    Operating expenses .............     1,647      1,424        849        721
  Management fees ..................       291        275        150        139
    Real estate taxes ..............     1,046        756        397        372
    Interest .......................     1,513      1,538        755        771
    Depreciation and amortization ..       791        752        407        377
                                       -------    -------    -------    -------
          Totals ...................     5,288      4,745      2,558      2,380
                                       -------    -------    -------    -------

Income from rental operations ......     1,614      1,645        734        786
                                       -------    -------    -------    -------

Other income (expense):
    Interest income ................         5          4          1          2
    Interest expense ...............      (227)      (235)      (116)      (144)
    General and administrative .....      (123)      (126)       (68)       (66)
                                       -------    -------    -------    -------
          Totals ...................      (345)      (357)      (183)      (208)
                                       -------    -------    -------    -------

Income before minority interest ....     1,269      1,288        551        578
Minority interest ..................       (36)       (47)        (7)       (23)
                                       -------    -------    -------    -------

Net income .........................   $ 1,233    $ 1,241    $   544    $   555
                                       =======    =======    =======    =======


Earnings per share .................   $   .79    $   .80    $   .35    $   .36
                                       =======    =======    =======    =======

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)


                                           Six Months          Three Months
                                         Ended April 30,      Ended April 30,
                                         1996      1995        1996      1995
                                       -------    -------    -------    -------
                                              (In Thousands of Dollars,
                                              Except Per Share Amounts)


          UNDISTRIBUTED EARNINGS

Balance, beginning of period .......   $   675    $ 1,834    $   818    $ 1,366
Net income .........................     1,233      1,241        544        555
Less dividends .....................    (1,092)    (1,700)      (546)      (546)
                                       -------    -------    -------    -------

Balance, end of period .............   $   816    $ 1,375    $   816    $ 1,375
                                       =======    =======    =======    =======


Dividends per share ................   $   .70    $  1.09    $   .35    $   .35
                                       =======    =======    =======    =======

See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                        COMBINED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 1996 AND 1995
                                   (Unaudited)

                                                               1996       1995
                                                             -------    -------
                                                                (In Thousands
                                                                 of Dollars)
Operating activities:
    Net income ...........................................   $ 1,233    $ 1,241
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ....................       910        768
        Deferred revenue .................................      (120)      (100)
        Minority interest ................................        36         47
        Changes in operating assets and liabilities:
           Tenants' security accounts ....................       (41)       (24)
           Sundry receivables, prepaid expenses and other
            assets .......................................      (146)       225
           Accounts payable and accrued expenses .........      (113)       (11)
           Tenants' security deposits ....................        40         28
           Other liabilities .............................                  (52)
                                                             -------    -------
               Net cash provided by operating activities .     1,799      2,122
                                                             -------    -------

Investing activities - capital expenditures ..............      (535)      (365)
                                                             -------    -------

Financing activities:
    Dividends paid .......................................    (1,700)    (1,700)
  Proceeds from note payable - bank ......................       651        350
    Repayment of mortgages ...............................      (314)      (300)
    Distributions to minority interest ...................       (60)
                                                             -------    -------
               Net cash used in financing activities .....    (1,423)    (1,650)
                                                             -------    -------

Net increase (decrease) in cash ..........................      (159)       107
Cash, beginning of period ................................       533        238
                                                             -------    -------

Cash, end of period ......................................   $   374    $   345
                                                             =======    =======


Supplemental disclosure of cash flow data:
    Interest paid ........................................   $ 1,740    $ 1,773
                                                             =======    =======


Supplemental schedule of noncash financing activities: Dividends declared but not paid amounted to $546,000 at April 30, 1996.

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

                 Basis of presentation:
                   The combined financial information included herein as at April 30, 1996 and for the six and three months ended April 30, 1996 and 1995 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the combined financial position as of that date and the combined results of operations for those periods. The information in the combined balance sheet as of October 31, 1995 was derived from the Trust's audited annual report for 1995.

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

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1  -  Organization  and  significant   accounting   policies (continued):
             Use of estimates:
                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

             Cash:
                   The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At April 30, 1996 and October 31, 1995, the Trust had no cash equivalents.

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

             Advertising:
                   The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $29,700 and $10,100 for the six months ended April 30, 1996 and 1995, respectively, and approximately $17,500 and $5,700 for the three months ended April 30, 1996 and 1995, respectively.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1  -  Organization  and  significant   accounting   policies (concluded):
             Income taxes:
                   The Affiliate, with the consent of its members, elected to be treated as a limited liability company under the applicable sections of the Internal Revenue Code. Under these sections, income or loss, in general, is allocated to the members for inclusion in their individual income tax returns. Accordingly, there is no provision for income taxes applicable to the operations of the Affiliate in the accompanying combined financial statements.

             Earnings per share:
                   Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the six and three month periods ended April 30, 1996 and 1995.


Note 2 - Real estate:
             Real estate consists of the following:

                                       Range
                                    of Estimated      April       October
                                    Useful Lives     30, 1996     31, 1995
                                    ------------     --------     --------
                                                        (In Thousands
                                                         of Dollars)
           Land                                      $21,112      $21,112
           Unimproved land                             2,471        2,452
           Apartment buildings      7-40 years        21,604       21,333
           Commercial buildings  25-31.5 years            58           58
           Shopping centers        15-50 years        26,872       26,859
           Construction in
           progress                                      771          714
                                                     -------      -------
                                                      72,888       72,528
          Less accumulated de-
          preciation                                  10,835       10,204
                                                     -------      -------

          Totals                                     $62,053      $62,324
                                                     =======      =======

Note 3 - Mortgages payable:
           Mortgages payable consist of the following:

                                                           April         October
                                                         30, 1996       31, 1995
                                                         --------       --------
                                                             (In Thousands
                                                              of Dollars)
State Mutual Life Assurance Company
  of America (A) .................................        $18,216        $18,359
Aetna Life Insurance Company (B) .................          5,383          5,444
USG Annuity & Life Company (C) ...................         10,419         10,488
United Jersey Bank (D) ...........................            266            307
                                                          -------        -------

    Totals .......................................        $34,284        $34,598
                                                          =======        =======

                      FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 3 - Mortgages payable (concluded):

                   (A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $26,202,000.

                   (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,939,000.

                   (C) Payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due. The mortgage is secured by an apartment complex in Westwood, New Jersey having a net book value of approximately $14,999,000.

                   (D) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $644,000. One of the directors of the bank is a trustee of the Trust.

                   Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to April 30, 1996 are as follows:

                               Year Ending
                                April 30,                  Amount
                                ---------                  ------
                                  1997                   $   668
                                  1998                    18,310
                                  1999                       418
                                  2000                       363
                                  2001                       396

                   Based on borrowing  rates for mortgages  with similar  terms,
                   the  fair  value  of  the  mortgage  debt  is   approximately
                   $33,374,000 at April 30, 1996.


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

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 5 - Commitments and contingencies:
           Leases:
            Commercial tenants:
                   The Trust leases commercial space having a net book value of approximately $39,237,000 at April 30, 1996 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to April 30, 1996 are as follows:

                    Year Ending April 30,         Amount
                    ---------------------         ------
                          1997                   $ 3,936
                          1998                     3,376
                          1999                     3,019
                          2000                     2,523
                          2001                     2,230
                          Thereafter               9,398
                                                 -------
                                Total            $24,482
                                                 =======

                   The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $1,096,000 at April 30, 1996. Except for two tenants, management closed the shopping center on September 1, 1995. Commencement of a complete refurbishing of the premises is scheduled to begin during the Fall of 1996 and will take approximately nine months. The cost of the refurbishing, which has been put out for bid, is currently anticipated to approximate $6,000,000. Rental revenue derived from the shopping center was approximately $71,000 and $105,000 for the six months ended April 30, 1996 and 1995, respectively, and approximately $36,000 and $42,000 for the three months ended April 30, 1996 and 1995, respectively. Income from rental operations was approximately $15,000 and $55,000 for the six months ended April 30, 1996 and 1995, respectively, and $16,000 and $21,000 for the three months ended April 30, 1996 and 1995, respectively.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 5  -  Commitments  and  contingencies  (concluded):
             Leases (concluded):
               Commercial tenants (concluded):
                   Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the six and three month periods ended April 30, 1996 and 1995 were not material.

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


Note 6 - Management agreement:
                   The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $291,000 and $275,000 for the six months ended April 30, 1996 and 1995, respectively, and approximately $150,000 and $140,000 for the three months ended April 30, 1996 and 1995, respectively.


Note 7 - Earnings per share:
                   Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the attached financial statements and notes thereto, and the Registrant's audited financial statements and notes thereto for Fiscal Year Ended October 31, 1995.

Results of Operations

         The earnings per share from the Registrant's regular operations were $0.35 for the Second Quarter of 1996 as compared to $0.36 for the Second Quarter 1995. The decrease reflects the fact the Mid-Atlantic states endured a severe winter which resulted in increased heating and snow removal costs. In addition, Registrant is in the process of closing all operations at its Franklin Lakes Shopping Center (the "Center") for the purpose of razing all present structures and to erect an enlarged shopping center at the site.

         Registrant expects that the closing of the Center will have a negative impact on the earnings for the period of June, 1996 to June, 1997. The
Registrant continues to expect that its earnings will be decreased by approximately $0.11 on an annual basis because of the closing of the Center.

Financial Condition

         The Registrant continues to generate cash sufficient to meet all of its regular operational needs. The Registrant does anticipate, however, that it will borrow against its Line of Credit or secure a mortgage to generate the funds required to construct the Center and to purchase the center in Patchogue, New York as hereinafter described in Item 5, Subject C.

PART II. OTHER INFORMATION

Item 5.  Other Information.

         a)  Status of the Center

             The Registrant has entered into a lease agreement with a major food supermarket chain to lease approximately 42,000 square feet in the new Center which will have a total of approximately 88,000 square feet of leasable space. As a result, the Registrant is in the process of developing construction plans for the new Center.

         It was previously reported that construction of the new Center would start in the Spring or early Summer of 1996 and that it would be open for operations during the First Quarter of 1997. It is clear that those dates will not be met.

         The Registrant now anticipates that construction will not begin until the Fall of 1996. The Center should be open for operations in the Summer of 1997. As a result, the negative impact projected for the closing of the Center of $0.11 per annum will be extended through the Summer of 1997.

         b)  Management

         The Registrant is managed by Hekemian & Co., Inc. Hekemian & Co., Inc. is a closely held corporation with two principal shareholders, Robert
         S. Hekemian, Chairman of the Registrant and his brother, Samuel P. Hekemian. As a closely held entity, both Robert and Samuel Hekemian have been engaged in discussions concerning an orderly succession for the firm. The parties have not been able to come to an amicable agreement. The parties are engaged in litigation. As a result there is a potential that Hekemian & Co., Inc. would be dissolved. The Registrant anticipates that management will continue in an orderly fashion through any successor of Hekemian & Co., Inc. and that there will be no adverse affect on the operations of the Registrant.

         c)  Patchogue, New York

         The Registrant has entered into a contract to purchase a 65,000 square foot Pathmark Shopping Center to be constructed in Patchogue, New York for approximately $11,000,000 including commissions and estimated professional fees. The Registrant anticipates that it will purchase the Patchogue center through a joint venture with one or more investors on a basis where the Registrant would retain full management control. The contract to purchase the Patchogue center is contingent upon the construction being completed during January, 1997.

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



Date: July 8, 1996



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


                                      * * *