Form 10-Q
period 1996-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1996-09-25
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1996                    Commission File No. 2-48728


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.) Combined Balance Sheets for July 31, 1996 and October 31, 1995;

                  b.) Combined Statements of Income and Undistributed Earnings For Nine and Three Months Ended July 31, 1996 and 1995;

                  c.) Combined Statements of Cash Flows for Nine Months ended July 31, 1996 and 1995;

         Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II: Other Information

             Item 5. Other Information

             Item 6. No Exhibits

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders
First Real Estate Investment
  Trust of New Jersey


The accompanying combined balance sheet of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND AFFILIATE as of July 31, 1996, and the related combined statements of income and undistributed earnings for the nine and three months ended July 31, 1996 and 1995, and the combined statements of cash flows for the nine months ended July 31, 1996 and 1995, and the accompanying supplementary information were not audited by us and, accordingly, we do not express an opinion on them.





Roseland, New Jersey
August 21, 1996

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                             COMBINED BALANCE SHEETS
                       JULY 31, 1996 AND OCTOBER 31, 1995
                                   (Unaudited)

                                                               July     October
                       ASSETS                                31, 1996   31, 1995
                       ------                                --------   --------
                                                                (In Thousands
                                                                 of Dollars)
Real estate, at cost, net of accumulated
  depreciation .......................................      $61,748      $62,324
Equipment, at cost, net of accumulated
  depreciation of $592,000 and $553,000 ..............          251          224
Cash .................................................          469          533
Tenants' security accounts ...........................          987          947
Sundry receivables ...................................          822          248
Prepaid expenses and other assets ....................        1,562          911
Deferred charges, net ................................          306          348
                                                            -------      -------
          Totals .....................................      $66,145      $65,535
                                                            =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ................................      $34,123      $34,598
    Note payable - bank ..............................        6,166        5,169
    Accounts payable and accrued expenses ............          645          361
    Dividends payable ................................          546        1,154
    Tenants' security deposits .......................        1,085        1,048
    Deferred revenue .................................          356          257
                                                            -------      -------
          Total liabilities ..........................       42,921       42,587
                                                            -------      -------
Minority interest ....................................        2,983        2,959
                                                            -------      -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
      value; 1,560,000 shares authorized;
      1,559,788 shares issued and outstanding ........       19,314       19,314
    Undistributed earnings ...........................          927          675
                                                            -------      -------
          Total shareholders' equity .................       20,241       19,989
                                                            -------      -------
           Totals ....................................      $66,145      $65,535
                                                            =======      =======

                  See Notes to Combined Financial Statements.


                         FIRST REAL ESTATE INVESTMENT TRUST
                             OF NEW JERSEY AND AFFILIATE

               COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  NINE AND THREE MONTHS ENDED JULY 31, 1996 AND 1995
                                   (Unaudited)


                                               Nine Months            Three Months
                                             Ended July 31,           Ended July 31,
                INCOME                       1996       1995         1996       1995
                ------                       ----       ----         ----       ----
                                                    (In Thousands of Dollars,
                                                    Except Per Share Amounts)
Rental revenue:
    Rental income ....................   $  8,951    $  8,727    $  3,016    $  2,920
    Real estate taxes reimbursed .....        840         617         282         288
    Common area maintenance reimbursed        348         285          44         102
    Sundry income ....................        134         119          29          48
                                         --------    --------    --------    --------
        Totals .......................     10,273       9,748       3,371       3,358
                                         --------    --------    --------    --------

Rental expenses:
  Operating expenses .................      2,340       2,033         693         609
  Management fees ....................        436         416         145         141
  Real estate taxes ..................      1,551       1,132         505         376
  Interest ...........................      2,265       2,311         752         773
  Depreciation .......................      1,192       1,140         401         388
                                         --------    --------    --------    --------
        Totals .......................      7,784       7,032       2,496       2,287
                                         --------    --------    --------    --------

Income from rental operations ........      2,489       2,716         875       1,071
                                         --------    --------    --------    --------

Other income (expense):
    Interest income ..................          6           6           1           2
    Interest expense .................       (347)       (363)       (120)       (128)
    General and administrative .......       (174)       (193)        (51)        (67)
                                         --------    --------    --------    --------
        Totals .......................       (515)       (550)       (170)       (193)
                                         --------    --------    --------    --------

Income before minority interest ......      1,974       2,166         705         878
Minority interest ....................        (84)        (81)        (48)        (34)
                                         --------    --------    --------    --------

Net income ...........................   $  1,890    $  2,085    $    657    $    844
                                         ========    ========    ========    ========


Earnings per share ...................   $   1.21    $   1.34    $    .42    $    .54
                                         ========    ========    ========    ========



                         FIRST REAL ESTATE INVESTMENT TRUST
                             OF NEW JERSEY AND AFFILIATE

               COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  NINE AND THREE MONTHS ENDED JULY 31, 1996 AND 1995
                                   (Unaudited)
                                   (continued)

                                               Nine Months            Three Months
                                             Ended July 31,           Ended July 31,
                INCOME                       1996       1995         1996       1995
                ------                       ----       ----         ----       ----
                                                    (In Thousands of Dollars,
                                                    Except Per Share Amounts)

         UNDISTRIBUTED EARNINGS

Balance, beginning of period .........   $    675    $  1,834    $    816    $  1,375
Net income ...........................      1,890       2,085         657         844
Less dividends .......................     (1,638)     (2,246)       (546)       (546)
                                         --------    --------    --------    --------

Balance, end of period ...............   $    927    $  1,673    $    927    $  1,673
                                         ========    ========    ========    ========


Dividends paid per share .............   $   1.05    $   1.44    $    .35    $    .35
                                         ========    ========    ========    ========

                      See Notes to Combined Financial Statements.


                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                        COMBINED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                   (Unaudited)

                                                               1996        1995
                                                             -------    -------
                                                               (In Thousands
                                                                of Dollars)
Operating activities:
    Net income ...........................................   $ 1,890    $ 2,085
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ....................     1,234      1,152
        Deferred revenue .................................        99        199
        Minority interest ................................        84         81
        Changes in operating assets and liabilities:
           Tenants' security accounts ....................       (40)       (39)
           Sundry receivables, prepaid expenses and
           other assets ..................................    (1,225)      (502)
           Accounts payable and accrued expenses .........       284        (34)
           Tenants' security deposits ....................        37         46
           Other liabilities .............................                  (50)
                                                             -------    -------
               Net cash provided by operating activities .     2,363      2,938
                                                             -------    -------

Investing activities - capital expenditures ..............      (643)      (353)
                                                             -------    -------

Financing activities:
    Dividends paid .......................................    (2,246)    (2,246)
    Minority interest distribution
    Deferred charges .....................................                 (277)
    Proceeds from note payable - bank ....................       997        396
    Repayment of mortgages ...............................      (475)      (454)
                                                             -------    -------
               Net cash used in financing activities .....    (1,784)    (2,581)
                                                             -------    -------

Net increase (decrease) in cash ..........................       (64)         4
Cash, beginning of period ................................       533        238
                                                             -------    -------

Cash, end of period ......................................   $   469    $   242
                                                             =======    =======
Supplemental disclosure of cash flow data:
    Interest paid ........................................   $ 2,610    $ 2,674
                                                             =======    =======


Supplemental schedule of noncash financing  activities:
    Dividends declared but not paid amounted to $546,000 at July 31, 1996.

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

            Basis of presentation:

               The combined financial information included herein as at July 31, 1996 and for the nine and three months ended July 31, 1996 and 1995 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the combined financial position as of that date and the combined results of operations for those periods. The information in the combined balance sheet as of October 31, 1995 was derived from the Trust's audited annual report for 1995.

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

            Cash:

               The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At July 31, 1996 and October 31, 1995, the Trust had no cash equivalents.

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

            Advertising:

               The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $41,700 and $20,200 for the nine months ended July 31, 1996 and 1995, respectively, and approximately $12,000 and $10,100 for the three months ended July 31, 1996 and 1995, respectively.

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

            Earnings per share:

               Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the nine and three month periods ended July 31, 1996 and 1995.

Note 2 - Real estate:

               Real estate consists of the following:

                                       Range
                                    of Estimated      July          October
                                    Useful Lives    31, 1996        31, 1995
                                    ------------    --------        --------
                                                          (In Thousands
                                                            of Dollars)
Land ..............................                  $21,112        $21,112
Unimproved land ...................                    2,464          2,452
Apartment buildings ...............   7-40 years      21,703         21,333
Commercial buildings ..............   25-31.5 years       58             58
Shopping centers ..................   15-50 years     26,947         26,859
Construction in
  progress ........................                      817            714
                                                     -------        -------
                                                      73,101         72,528
Less accumulated
  depreciation ....................                   11,353         10,204
                                                     -------        -------

    Totals ........................                  $61,748        $62,324
                                                     =======        =======

Note 3 - Mortgages payable:

               Mortgages payable consist of the following:

                                                           July        October
                                                         31, 1996      31, 1995
                                                         --------      --------
                                                              (In Thousands
                                                               of Dollars)
State Mutual Life Assurance Company
  of America (A) .................................        $18,143        $18,359
Aetna Life Insurance Company (B) .................          5,352          5,444
USG Annuity & Life Company (C) ...................         10,383         10,488
United Jersey Bank (D) ...........................            245            307
                                                          -------        -------

    Totals .......................................        $34,123        $34,598
                                                          =======        =======

   (A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $25,903,000.

   (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,948,000.

   (C) Payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due. The mortgage is secured by an apartment complex in Westwood, New Jersey having a net book value of approximately $14,953,000.

   (D) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $628,000. One of the directors of the bank is a trustee of the Trust.

        Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to July 31, 1996 are as follows:

                             Year Ending
                               July 31,             Amount
                               --------             ------
                                1997                $ 683
                                1998               18,229
                                1999                  402
                                2000                  372
                                2001                  407

        Based on borrowing rates for mortgages with similar terms, the fair value of the mortgage debt is approximately $34,648,000 at July 31, 1996.

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

Note 5 - Commitments and contingencies:

            Leases:
              Commercial tenants:

              The Trust leases commercial space having a net book value of approximately $38,989,000 at July 31, 1996 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancel-able operating leases in years subsequent to July 31, 1996 are as follows:

                           Year Ending
                             July 31,                Amount
                             --------                ------
                               1997                 $ 3,641
                               1998                   3,216
                               1999                   2,870
                               2000                   2,379
                               2001                   2,169
                           Thereafter                 9,435
                                                    =======
                              Total                 $23,710

              The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $1,138,000 at July 31, 1996. Except for two tenants, management closed the shopping center on September 1, 1995. Commencement of a complete refurbishing of the premises is scheduled to begin during the Fall of 1996 and is expected to be open for operations in the Summer of 1997. The cost of the refurbishing, which has been put out for bid, is currently anticipated to approximate $6,000,000. Rental revenue derived from the shopping center was approximately $106,000 and $140,000 for the nine months ended July 31, 1996 and 1995, respectively, and approximately $35,000 for each of the three month periods ended July 31, 1996 and 1995. The net income (loss) from rental operations was approximately $(14,000) and $68,000 for the nine months ended July 31, 1996 and 1995, respectively, and $(29,000) and $13,000 for the three months ended July 31, 1996 and 1995, respectively.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 5 - Commitments and contingencies (concluded):
            Leases (concluded):
             Commercial tenants (concluded):

              Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the nine and three month periods ended July 31, 1996 and 1995 were not material.

            Residential tenants:

              Lease terms for residential tenants are usually one year or less.

            Environmental concerns:

              A landfill which is considered a superfund site is located next to a vacant parcel of land which is owned by the Trust. The New Jersey Department of Environmental Protection and Energy ("NJDEP") had advised the Trust that it was investigating the property for contamination as a result of the migration of environmentally sensitive materials from the landfill. In August 1994, the Trust was advised that, although the soil had not been environmentally impaired and a clean-up of the property would not be required, the NJDEP did determine that the groundwater in the area of the landfill, including below the Trust's property, is contaminated as a result of the activity at the landfill. Accordingly, the NJDEP is currently in the process of enforcing remediation of the groundwater by the responsible parties. As the Trust is not a responsible party, management anticipates that it will bear no liability for the cost of the ground- water remediation.

            Acquisition:

              The Trust has entered into a contract to purchase a 65,000 square foot shopping center to be constructed in Patchogue, New York for approximately $11,000,000 including commissions and estimated professional fees. The Trust anticipates that it will purchase the Patchogue center through a joint venture with one or more investors on a basis where the Trust would retain full management control. The contract to purchase the Patchogue center is contingent upon the construction being completed during January 1997.

Note 6 - Management agreement:

              The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $436,000 and $416,000 for the nine months ended July 31, 1996 and 1995, respectively, and approximately $145,000 and $141,000 for the three months ended July 31, 1996 and 1995, respectively.

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

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Results of Operations

                  1)   Third Quarter 1996 versus Second Quarter 1996

         The ordinary earnings per share for the Trust were $0.42 for the Third Quarter 1996 as opposed to $0.35 for the Second Quarter 1996. The results for the Third Quarter 1996 are consistent with expectations of management and past experience.

                  2)   Third Quarter 1996 versus Third Quarter 1995

         The ordinary earnings per share were $0.42 for the Third Quarter 1996 as compared with $0.54 for the Third Quarter 1995. The results for the Third Quarter 1996 reflects a substantial increase in real property taxes for its properties, particularly in New Jersey, together with certain one-time charges due to an adjustment in Common Area Maintenance charges.

                  3) Nine Months Ending July 31, 1996 versus Nine Months Ending July 31, 1995

         The ordinary income for the Trust was $1.21 per share for the first nine months of 1996 as compared with $1.34 for the same period in 1995. The decrease reflects the decline in the earnings for the Third Quarter 1996 when compared with the same period in 1995.

Financial Condition

         The Trust is currently generating sufficient cash flow to meet all of its operational requirements. The Trust does not anticipate that it will be required to borrow funds to pay any projected dividends other than on a short-term basis.

         The  Trust  will,  however,  borrow  funds  under its Line of Credit or
mortgage   financing  to  raise   sufficient  funds  for  the  demolishment  and
reconstruction of its shopping center in Franklin Lakes, New Jersey, see Part II
- - Other Information, Item 5 (B), which follows, for details. In addition, the Trust has entered into a contract to purchase a new shopping center in New York State. In the event that title for the property is closed, the Trust anticipates that it will secure permanent mortgage financing. In addition, the Trust may also draw on its Line of Credit with Summit Bancorp (successor to United Jersey
Bank) to fund the purchase of the shopping center.

PART II.          OTHER INFORMATION

Item 5.  A)  Annual Meeting; Election of Board Members and Officers

         At the May 29, 1996 Annual Meeting of the Trust, Messrs. Robert S. Hekemian, Charles J. Dodge and Dr. John B. Voskian were elected to suc- ceed themselves as members of the Board of Trustees.

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

         B)       Franklin Lakes, New Jersey

         The Trust has secured all of the local and state approvals required to demolish the current shopping center located in Franklin Lakes, New Jersey. The Trust is proceeding to finalize plans to construct a supermarket store for Grand Union pursuant to a lease which has been executed. The Trust presently anticipates, that provided the plans are finalized by November 1, 1996, that construction of the new shopping center will be completed by November 1, 1997.

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



                                      FIRST REAL ESTATE INVESTMENT
                                      TRUST OF NEW JERSEY
                                            (Registrant)



Date: September 25, 1996



                                      /s/ William R. DeLorenzo, Jr.
                                      ---------------------------------
                                      Signature*
                                      William R. DeLorenzo, Jr.
                                      Executive Secretary and Treasurer






- ---------------
*Print name and title of the signing officer under his signature.

                SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY



















                                     N O N E