Form 10-K
period 1996-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1997-01-30
CIK 36840

1996


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended October 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
       For the transition period from ____________ to __________

                          Commission File No. 2-27018.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             (exact name of registrant as specified in its charter)

        New Jersey                                           22-1697095
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

  505 Main Street, P.O. BOX 667
  Hackensack, New Jersey                                        07602
(Address of principal executive offices)                     (Zip Code)

          Registrant's telephone no., including area code: 201-488-6400

        Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check made whether the registrant:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and

(2)  Has been subject to such filing requirements for the past 90 days.

         Yes  [ X ]                    No  [   ]

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. [ X ]

        Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 31,1996 - $20,413,000

               Number of Shares of Common Stock outstanding as of
                          December 31, 1996 - 1,559,788

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

                                TABLE OF CONTENTS

                                     PART I

ITEM  1   GENERAL DEVELOPMENT OF BUSINESS

         (A)      Organization and Background

         (B)      Financial Information about Industry Segments

         (C)      Narrative Description of Business

                  (1)      Principal Activity
                  (2)      Investment Portfolio
                  (3)      Sources of Capital Funds
                  (4)      Patents, Trademarks
                  (5)      Seasonability of Business
                  (6)      Inventory
                  (7)      Dependence on Single Tenant (Customer)
                  (8)      Backlog
                  (9)      Government Contracts
                  (10)     Competitive Conditions
                  (11)     Research and Development Activities
                  (12) Impact of Governmental Laws and Regulations on Registrant's Business
                  (13)     Employees

         (D) Financial Information about Foreign and Domestic Operations and Export Sales

ITEM  2   DESCRIPTION OF THE PROPERTY

         (A)      Portfolios of Investments

                  APARTMENT PROJECTS
                  SHOPPING CENTERS
                  VACANT LAND
                  COMMERCIAL PROPERTY

         (B) Description of Mortgage Liens filed as against Registrant's Investment Properties

                  (a) Properties owned by Registrant which secure real property mortgages

                           (i)    Spring Lake Heights, New Jersey
                           (ii)   Westwood, New Jersey
                           (iii)  Frederick, Maryland

                  (b)      Registrant's Line of Credit

                  (c)      Westwood Hills, LLC

ITEM  3   LEGAL PROCEEDINGS

ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

ITEM  6   SELECTED FINANCIAL DATA

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (A)      Liquidity and Capital Resources

                  (a)      Overview
                  (b)      Results of Operations
                  (c)      Liquidity and Capital Resources
                  (d)      Capital Strategy
                  (e)      Economic Conditions

ITEM  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM  9   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         (A)      Identification of Trustees

         (B)      Identification of Executive Officers

         (C)      Identification of Certain Significant Employees

         (D)      Identification of Certain Significant Family
                  Relationships

         (E)      Business Experience

         (F)      Involvement in Certain Legal Proceedings

ITEM 11   EXECUTIVE COMPENSATION

         (A)      OFFICERS

         (B)      TRUSTEES

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (D)      Security Ownership of Certain Beneficial Owners and
                  Management

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      Transactions with Management and others

         (B)      Certain Business Relationships

         (C)      Indebtedness of Management

         (D)      Transactions with Promoters

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

PART I

ITEM 1            GENERAL DEVELOPMENT OF BUSINESS

         (A) Organization and Background

         Registrant, First Real Estate Investment Trust of New Jersey, is an unincorporated business trust organized in New Jersey pursuant to a Trust Agreement dated November 1, 1961, as amended and restated as of November 7, 1983 (the "Declaration of Trust"). Registrant is an equity real estate investment trust engaged in the business of acquiring and holding real estate including shopping centers, apartment complexes and commercial properties. In addition, the Registrant has purchased vacant land for future development. It is the policy of Registrant to purchase real property for investment and not for resale or turnover. The Registrant has operated in accordance with the above stated general policy since its inception. In the future, the Registrant may purchase additional properties on a joint venture basis in those situations where it can maintain appropriate management control. In addition, Registrant may in the future seek to purchase properties and to develop properties utilizing more financing from third party institutional sources than it has in the past.

         The Registrant has elected and conducts its operations in a manner intended to comply with the requirements for qualification as a real estate investment trust ("REIT") pursuant to the Real Estate Investment Act of 1960. (Sections 856-860 of the Internal Revenue Code of 1986, hereinafter referred to as the "Code"). Under the Code, a REIT which meets certain requirements is not subject to federal income tax on that portion of its taxable income which is distributed to its shareholder provided at least 95% of its REIT taxable income, excluding any net capital gain, is so distributed.

         Under its Declaration of Trust, the Registrant is permitted to invest in a broad range of real estate investments and non-real estate investments, including full or participating interest in securities, whether or not secured by mortgages, rents and lease payments and the ownership of any other interests, including equity interest, related to real property. The investment power permits the Registrant to generate income of the types permitted to be received by REITs under Section 856 of the Code. Registrant's Declaration of Trust permits it to conduct its business operations without qualifying as a REIT. Nevertheless, it is the Registrant's intention to continue to qualify as a REIT.

         All of the Registrant's properties are managed by Hekemian & Co., Inc. under a management and brokerage agreement dated December 20, 1961, as amended by an Amendment dated May 8, 1963 (the "Management Contract").

         (B) Financial Information about Industry Segments

         The Registrant is engaged in one industry segment, the investment and management of real property. The revenue and profits from the Registrant's operations are as set forth in the Financial Statements annexed hereto.

         (C) Narrative Description of Business

         (1) Principal Activity. The principal activity of the Registrant is to purchase real property, improved and unimproved, primarily for investment and not for resale. The Registrant is formed as a REIT under the Code which provides investors in the Registrant's shares the opportunity to participate in diversified properties consisting, primarily, of income producing apartment complexes and shopping centers. The Registrant does own vacant property which yields no income.


         (2) Investment Portfolio. The Registrant's real estate assets as of October 31, 1996, consisted of 15 properties all of which are wholly owned by the Registrant. In addition, the Registrant holds a 40% percent interest in Westwood Hills, a New Jersey Limited Liability Company (sometimes hereinafter referred to as the "Westwood Hills, LLC" or the "LLC") which owns a 210 unit apartment complex in Westwood, New Jersey (the "Westwood Hills Apartments").

         (a) Real Property Investments. The following table sets forth certain information concerning Registrant's real estate held as of October 31, 1996:

                                                                     Depreciated
                                                 Square Feet,          Cost of
                                               Apartment Units       Buildings &
Real Estate                   No. of             or Acreage           Equipment
Investments                 Properties         of Vacant Land           (000's)
-----------                 ----------         --------------          -------
Apartment
Properties ............        8(1)             639 Units              $ 5,594

Commercial
Property ..............        1              4,800 sq. ft.            $    25

Shopping
Centers ...............        3            461,448 sq. ft.(2)         $38,931

Unimproved
Land ..................        3              62.39 Acres(3)           $ 2,472

--------

1    Exclusive of Westwood Hills, LLC described in Item 1 C (2) hereof.
2    Includes 33,320 square feet of leasable space at the present Franklin Lakes
     Shopping  Center,  Franklin Lakes, New Jersey (the "Franklin Lakes Shopping
     Center") which is presently being  demolished;  does not include the 88,000 square  feet of  leasable  space at the new  center  to be  constructed  at
     Franklin Lakes,  New Jersey as described in Item (C)(d)(ii)  hereof at Page
     8; does not include the approximately  63,932 square feet of leasable space which the  Registrant  anticipates it will complete the purchase of located in Patchogue, New York as described in Item 1 (C)(d)(i) hereof at Pages 7 -
     8.
3    Includes unimproved land contiguous to Franklin Lakes Shopping Center.

         The Registrant's mortgage indebtedness relating to the real property investments described above were approximately $23,609,000 as of October 31, 1996 consisting of three mortgages as described in Item 2 (B)(a) hereof at Pages 20 and 21.

         (b)  Investment  in  LLC.  The  following   table  sets  forth  certain
information concerning the Registrant's interest in the Westwood Hills, LLC.

                                                                                       Depreciated
                                                      Investments       Number of        Cost of
          Other                     Number of           held by         Apartment      Buildings &
          Investments               Properties        Registrant          Units         Equipment
          -----------               ----------        ----------          -----         ---------
                                                                                         (000's)
          Westwood Hills,
          New Jersey
          Limited Liability
          Company                       1                 40%              210       $14,928,000.00


         Registrant purchased a forty (40%) percent interest in Westwood Hills, LLC in June, 1994.

         The LLC is subject to a mortgage in the amount of $10,500,000 having a current principal balance, as of October 31, 1996, of approximately $10,346,000 as described in Item 2 (B)(c) at Pages 21 and 22 hereof.

         The Registrant is the managing member of Westwood Hills, LLC.

         (c) Other Investments. The Registrant does not hold any mortgage note receivables.

         The Registrant is engaged in no business other than as herein described.

         (d) New Investment and Development of Present Property.

         (i) Contract to Purchase Shopping Center

         The Registrant has entered into a Contract to purchase 8.775 acres of land located in the Hamlet of Patchogue, Township of Brookhaven, Suffolk County, New York (the "Land") for the purchase price of $10.4 million (the "Patchogue Shopping Center"). Registrant estimates that closing costs will be $600,000. As a result, the total costs of the new center will be approximately $11 million. There is presently being constructed on the land a food supermarket consisting of approximately 63,932 square feet of space (the "Store") which has been leased to a major food supermarket operator.

         It is anticipated that the Store will be constructed and open for operations in the Spring of 1997. The Registrant will complete the purchase only after the Store is ready to open to the public.

         At the time of the closing for the Patchogue Shopping Center, the Registrant expects to borrow approximately seventy-five (75%) percent of the purchase price or $8,250,000. Registrant anticipates that any such financing shall be secured by a first mortgage. The mortgage may, however, be secured by either the Patchogue Shopping Center or other properties owned by the Registrant subject to securing a release or other compliance with the terms of the Line of Credit (See Item 1(C)(3) hereof at page 8 and Item 1(C)(10)(f) at page 12. The balance of the funds required for closing will be secured through the Registrant's line of credit with Summit Bank (hereinafter described in Item 1(C)(3) at Page 8).

         (ii) Development of Present Property

         In addition to the acquisition of the Patchogue Shopping Center the Registrant has closed the Franklin Lakes Shopping Center as of November 1, 1996. The present shopping center, consisting of approximately 33,320 square feet was in the process of being demolished as of December 1, 1996.

         The Registrant has secured all governmental approvals required to construct a new center at its Franklin Lakes, New Jersey property. The new center will consist of approximately 88,000 square feet of leasable space.

         The Registrant has leased approximately 42,000 square feet of the proposed new center to a major food supermarket operator. No other space at the new center has been leased as of January 1, 1997.

         Construction of the new center will begin during January or February 1997, weather permitting. It is expected that the new center will be open to the public sometime during the Fall of 1997. Registrant anticipates that construction will take approximately six (6) months to complete once construction begins.

         The Registrant anticipates that the new center will cost approximately $10.0 million to construct including all site improvements. It is the intention of the Registrant to secure a mortgage representing approximately 75% of the fair market value of the new center with the balance of the required funds being secured by drawing down on its credit line with Summit Bank. Registrant anticipates that it will apply for a $10 million mortgage to fund the costs of the new center. Any such mortgage will be subject to the terms of the credit line (hereinafter described in Item 1(C)(3) at Page 8 hereof).

         (3) Sources of Capital Funds

         The Registrant relies upon its line of credit with Summit Bank, the successor to United Jersey Bank ("UJB"), in the amount of $20 million as a primary source of funds to meet operational and investment needs (the "Line of Credit").

         The Line of Credit was originally negotiated with UJB in July of 1994. The Line of Credit will expire by its terms on February 10, 1997. The Registrant anticipates, however, that Summit Bank will extend the Line of Credit for an additional period of time on terms similar to those presently in place.

         In accordance with the provisions of Section 2.03 of the Line of Credit and subject to a $20 million limitation on all advances, Summit Bank will make available to the Registrant up to a maximum of $7.5 million for general business purposes and up to a maximum of $15 million on an offering basis, for the Registrant's acquisition of real estate and capital improvements. The real estate acquisition advances are subject to certain limitations and requirements.

         In accordance with Section 2.02(b) and Section 6.09 of the Line of Credit, the Registrant must satisfy certain financial requirements. Such tests include the maintenance of (1) Shareholders' equity at a level of at least $18 million as of the end of each fiscal quarter; (2) A debt to worth ratio of less than 4.0; (3) Cash flow (net income plus depreciation) in excess of $2.5 million for the preceding twelve months, as determined at the end of each fiscal quarter; (4) A debt service coverage ratio of 1.4 or greater. Section 6.09(e) of the Line of Credit prohibits the Registrant from incurring any additional secured or unsecured indebtedness (other than trade payables), except for the refinancing of existing mortgages, the acquisition of new income-producing property (but only where such debt is on a non-recourse basis other than liability under environmental, fraud and representation and warranty clauses) and for the expansion and/or renovation of existing income-producing property.

         The Registrant currently meets all of the standards set forth in the Line of Credit and anticipates that it will continue to meet all such standards in the future.

         Advances under the Line of Credit up to and including $10 million in the aggregate bear interest, at the election of the Registrant at either (a) Summit Bank's variable Base Lending Rate, as announced from time to time; or (b)
(i) the average if LIBOR (the annual rate of interest at which United States Dollars deposits are offered to prime banks in the London Interbank market) on contracts ending 1, 2, 3 or 6 months from the advance date, for the two (2) business days proceeding the advance date (round upward to the near whole multiple of 1/16 of 1% per annum) divided by (ii) a percentage equal to 100% less than the stated maximum rate of all reserves required to be maintained against  "LIBOR Rate  Liabilities"  as  specified in  Regulation  D, (the "LIBOR
Base"), plus (iii) 200 basis points 2%. Advances in excess of $10,000,000.00 will bear interest at Summit Bank's Base Lending Rate plus one half of one percent (1/2%) or at the LIBOR Based plus 250 basis points (2.5%). At the closing, the registrant elected to use the LIBOR Base, plus 200 basis points, which then produced an interest rate of 5.88% per annum. The principal balance due on the Line of Credit, as of October 31, 1996, was $5,662,000 with an applicable interest rate of 7.875%. The interest rate, as of December 31, 1996, remained at 7.875%.

         (4) Patents, Trademarks

         The Registrant holds no patents, trademarks, licenses, franchises or concessions, none of which are material to the business of the Registrant.

         (5) Seasonability of Business

         Registrant's business is not seasonal.

         (6) Inventory

         Registrant's business does not require the maintenance of inventory.

         (7) Dependence on Single Tenant (Customer)

         The Registrant's business is not materially dependent upon a single tenant or a few tenants. No single tenant occupies more than 10% percent of the Registrant's total holdings. Registrant does own a single Tenant building located in Glen Rock, New Jersey consisting of 4,800 square feet of leasable space which is presently leased through January 31, 2000. Registrant does not consider the Glen Rock holding to be significant in terms of its total investment portfolio.

         (8) Backlog

         Information concerning backlog is not material nor relevant to an understanding of the Registrant's business.

         (9) Government Contracts

         None of the registrant's holdings are leased to either the Federal or any State Governments or to any subdivision thereof.

         (10) Competitive Conditions

         The Registrant is subject to normal competition with other investors to acquire real property and to profitably manage such property.

         Numerous other REIT(s), banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with the Registrant in seeking properties for acquisition, tenants and properties, together with land for development. During the past several years, the Registrant has concentrated its expansion efforts upon the acquisition of multi-family residential and shopping center properties which are substantially larger than those real estate assets the Registrant had historically sought to include in its portfolio. As a result, the Registrant has encountered increasing competition for investment grade real estate from other entities and persons which have investment objectives similar to those of the Registrant. Such competitors may have significantly greater financial resources, may derive funding from foreign and domestic sources and may have larger staffs to find, evaluate and secure new properties.

         In addition, retailers at the Registrant's shopping centers face increasing competition from discount shopping centers, outlet malls, catalogues, discount shopping clubs, marketing through cable and computer sources and telemarketing. In many markets, the trade areas of the Registrant's shopping center properties overlap with the trade areas of other centers. Renovations and expansions at those competing malls could negatively affect the Registrant's shopping center properties by encouraging shoppers to make their purchases at the expanded or renovated competing center. Increased competition could adversely affect the Registrant's revenues. New retail real estate competition could be developed in the future in trade areas that could adversely affect the revenues of the Registrant's shopping center properties.

         (a) General Factors Affecting Investment in Shopping Centers and Apartment Complex Properties; Effect on Economic and Real Estate Conditions

         The revenues and value of shopping centers and apartment complex properties may be adversely affected by a number of factors, including: the national economic climate; the regional economic climate (which may be adversely affected by plant closing, industry slowdowns and other local factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of the shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the value of a shopping center or apartment complex without necessarily affecting its current revenues, including changes in government regulations, such as limitations on hours of operation, changes in tax laws or rates and potential environmental or other legal liabilities.

         (b) Shopping Center Properties Dependence on Anchors Stores and Satellite Tenants

         The Registrant's income and funds available for distribution would be adversely affected if space in the Registrant's shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations. The success of the Registrant's investment in the shopping center properties is dependent upon the success of the tenants leasing space therein, and, to the extent that a tenant's performance under its lease has been guaranteed, on the guarantor of such lease. Unfavorable economic, demographic or competitive conditions may adversely affect the financial condition of tenants and/or guarantors and consequently, the lease revenues and the value of the Registrant's investments in the shopping center properties . If the sales of stores operating in the Registrant's shopping center properties were to decline due to deteriorating economic conditions, tenants may be unable to pay their base rents or meet other lease charges and fees due Registrant. In the event of default by a tenant, the Registrant might suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights as landlord.

         (c)      Renewal of Leases and Reletting of Space

         (i) There is no assurance that the Registrant will be able to retain tenants in its shopping centers upon expiration of their leases. The Registrant will be subject to the risks that, upon expiration of leases for space located in the Registrant's shopping center properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may be less favorable than current lease terms. If the Registrant were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than expected rates, the Registrant's net income and ability to make expected distribution to shareholders may be adversely affected.

         (ii) There are no leases which Registrant considers material or significant in terms of any single property or Registrant's portfolio which expire during fiscal year 1997.

         (d) Illiquidity of Real Estate Investments; Possibility that Value of the Registrant's Interests may be less than its Investment

         Equity real estate investments are relatively illiquid. Therefore, the ability of the Registrant to vary its portfolio in response to changed economic, market or other conditions is limited. Beyond general illiquidity, the Registrant's interest in Westwood Hills, LLC is also subject to transfer constraints imposed by the Operating Agreement for the Limited Liability Company and by the fact there is a limited market for the Registrant's interest in the Limited Liability Company. Transfer of Registrant's interest in the Westwood Hills, LLC is further restricted by the fact that the interest in the Limited Liability Company was not registered pursuant to any applicable Federal or State Securities Laws.

         If the Registrant were compelled to liquidate its real estate and its holding in Westwood Hills, LLC, the value of such assets would also likely be diminished if a sale of all or substantially all of the assets of the Registrant was required in a limited time frame. The proceeds to the Registrant from the sale of such assets might be less than the Registrant's current investment in those assets.

         (e)      Inability to Obtain Financing

         The Registrant may or may not be able to obtain financing for improvements, capital expenditures, acquisitions, development of its properties or expansion thereof on terms which are acceptable to the Registrant. In such event, Registrant might elect to defer such projects rather than to proceed on terms which are unfavorable.

         (f) Leverage; No Limitation on Debt; Possible Inability to Refinance Balloon Payments on Mortgage Debt

         The Registrant has incurred and may continue to incur, indebtedness (secured and unsecured) in furtherance of its activities. Except for Registrant's vacant lands together with and the shopping centers located in Westwood, New Jersey and Frederick, Maryland, there is a blanket mortgage lien covering all of the Registrant's apartment properties and retail/commercial properties as a result of the Line of Credit. (See Item 2(B)(b) at Page 21 hereof). Neither the Declaration of Trust or any policy statement formally adopted by the Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of the Registrant) which may be incurred. The Board of Trustees of the Registrant has decided to increase the level of debt which the Registrant will sustain over the level of indebtedness in the past. As described in Item 1(C)(d)
(i) and (d) (ii) at Page 7 hereof, the Registrant intends to purchase the Patchogue Shopping Center and to construct a new shopping center at its Franklin Lakes, New Jersey property utilizing mortgage funding which will be equal to approximately seventy-five (75%) of the market value of the properties as determined by the lending institution or institutions subject to certain restrictions set forth in the Line of Credit (see Item 1(C) (3) at Page 8 hereof) which mortgage for the Patchogue Shopping Center may not necessarily be filed against the Patchogue New York property all as described in Item 1(C)(d)(i) at page 7 hereof. As a result, the Registrant will be more highly leveraged, than it has been in, at least, the past two (2) years, resulting in an increased risk of default on the obligations of the Registrant and in an increase in debt service requirements that could adversely affect the financial condition and results of the operations of the Registrant.

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

         As discussed in Item 2 B at Pages 20 - 22, the Registrant has not established a cash reserve sinking fund and does not expect to have sufficient funds from operations to make the balloon payments when due under the terms of the mortgages for its shopping centers located in Frederick, Maryland and Westwood, New Jersey. Both of the mortgages for said shopping centers are significant and are described in Item 2 (B) Pages 20 and 21 hereof. In addition, Registrant holds a 40% percent interest in the Westwood Hills, LLC which owns the Westwood Hills Apartment Complex. The LLC has, similarly, made no provision to reserve funds to pay the USG Mortgage when its balloon payment is due in 2002. The Registrant and the LLC intend to refinance such debt at or before maturity.

         There can be no assurance, however, that the Registrant or the Westwood Hills, LLC will be able to refinance such indebtedness or to refinance the properties on terms which are as favorable as the current mortgages. An inability to make such balloon payments when due would permit the mortgage lender to foreclose on such properties, which could have a material adverse effect on the Registrant. Registrant is confident, however, based upon the Registrant's financial resources and assets and the present market conditions, that it will be able to refinance such indebtedness on terms which are satisfactory. In addition, interest rates on any debt issued to refinance such mortgage debt may be higher than the rates on the current mortgages, which could adversely affect funds from operations available for distribution.

         In addition, the Line of Credit which the Registrant depends upon to provide financing expires by its terms on February 10, 1997. Registrant is confident that the Line of Credit will be extended. In the event, however, the Line of Credit was not extended, the Registrant could not meet its present obligation to purchase the Patchogue Shopping Center and complete the construction of the new center at its Franklin Lakes, New Jersey property without: (a) securing an alternate Line of Credit; (b) securing a substantial amount of capital through private or institution sources whether secured or unsecured; or (c) secure additional capital through a stock offering.

         Realization of any of the foregoing contingencies could have a material adverse effect on the Registrant's net income and/or financial condition. The Registrant believes that a risk of mortgage default to be minimal, however, since it could draw upon its Line of Credit, issue additional shares of stock and mortgage other properties which are currently mortgage free to cover any refinance difficulties for the specific properties provided, however, Summit Bank agreed to: (a) release of such property from its Line of Credit or (b) subordinate its Line of Credit to any such refinancing.


         (11) Research and Development Activities

         Registrant conducts no research activities relating to the development of new products.

         (12)  Impact  of  Governmental  Laws and  Regulations  on  Registrant's
Business

         In recent years, both federal and state governments have become increasingly concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate and the risks associated with purchasing real estate.

         Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral, which, in turn, would reduce the Registrant's revenues and ability to make distributions.

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

         The full impact of these environmental laws on the Registrant's operations cannot be fully assessed at this time. Nevertheless, the Registrant is aware of the following environmental matters affecting its properties:

         (a)      Vacant Land Located in Rockaway Township, N.J.

         The property located in Rockaway Township contains wetlands and associated transition areas. Pursuant to New Jersey law, transition areas may not be developed. The registrant has not formally determined the full impact that the wetlands and associated transition areas will have on the development of the property, pursuant to applicable laws and regulations of New Jersey. However, it is believed that future development of the property will not be substantially restricted as a result of the presence of wetlands and the associated transition areas.

         Under the current zoning ordinances, the property can be developed for residential use only. Registrant has no present plan to develop the property. Any development would be subject to all then applicable governmental rules and regulations.

         (b) Vacant Land Located in South Brunswick, N.J.

         The Registrant owns thirty-three (33) acres of land located in South Brunswick, New Jersey which is presently leased to third parties for farm purposes (the "South Brunswick Property").

         The South Brunswick Property is situated adjacent to the J.I.S. Landfill (the "Landfill") which is listed on the National Priority List for cleanup activities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Landfill has been the subject of both State and Federal environmental cleanup efforts. Registrant has verified that there is no present evidence that the South Brunswick Property has been negatively impacted by the migration of contaminants from the Landfill. The groundwater below the South Brunswick Property is, however, the subject of State supervised cleanup efforts.

         The Registrant does not believe that future development of the South Brunswick Property will be limited by the cleanup effort since the groundwater is not the source of drinking water at the site. Any development would, however, be subject to an environmental audit which would include an inquiry into the level of pesticides present because of its current farm use. No such environmental audit has been conducted.

         (c) Westwood Plaza Shopping Center, Westwood, N.J.

         This property is in a HUD Flood Hazard Zone and serves as a local flood retention basin for part of Westwood. The Registrant does not maintain flood insurance for the subject property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP") which may require extraordinary construction methods.

         (d) Franklin Lakes Shopping Center, Franklin Lakes, N.J.

         This property contains wetlands and associated transition areas. However, the location of all such areas has been determined by the Registrant and NJDEP and will not impair the development of the property as described in
Item 1 C (d)(ii) at Page 7 hereof.

         (e) Other

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

         The Registrant has not conducted environmental audits for any of its properties except for its shopping center located in Frederick, Maryland. Westwood Hills, LLC did conduct a full environmental audit prior to its purchase of the Westwood Hills Apartment Complex. A full environmental audit has been conducted in connection with the contemplated purchase of the Patchogue Shopping Center.

         (13) Employees

         Registrant, as of October 31, 1996, has no full-time employees. The Registrant has eight (8) Trustees and one (1) Executive Secretary/Treasurer who are not full-time employees.

         Hekemian & Co., Inc. ("Hekemian & Co.") is employed by the Registrant as its managing agent, pursuant to the Management Contract. A number of Hekemian & Co. employees are actively engaged in the management of Registrant's properties pursuant to Hekemian & Co., Inc.'s duties as managing agent. In addition, Hekemian & Co. employs various superintendents and other personnel who perform various services at the Registrant's properties. Pursuant to the Management Contract the Registrant reimburses Hekemian & Co. for salaries, hospitalization, workmen's compensation insurance and payroll taxes for superintendents and other staff, including secretarial staff, for work associated with its properties.

         (D) Financial Information about Foreign and Domestic Operations and Export Sales

         Registrant does not engage in operations in foreign countries and it does not derive any portion of its sales or revenues from customers in foreign countries.

ITEM 2            DESCRIPTION OF THE PROPERTY

         (A) Portfolios of Investments

         The following chart sets certain information relating to each of the Registrant's investments. In addition to the specific mortgages which may be indicated below, the Registrant's property, except all vacant land together with the shopping centers located in Westwood, New Jersey and Frederick, Maryland and the Registrant's 40% interest in Westwood Hills, LLC are subject to a lien from Summit Bank for the Line of Credit in the face amount of $20 million.

APARTMENT PROJECTS
                                                                                    Mortgage
                                                                    Occupancy      Balance or
Property and                        Year           No. of          Rate as of      Bank Loan
Location                          Acquired         Units            10/31/96        (000's)
--------                          --------         -----            --------        -------
Lakewood Apts.
Lakewood, N.J.                      1962             40                96.1%          None

Palisades Manor
Palisades Pk., N.J.                 1962             12                94.7%          None

Grandview Apts.
Hasbrouck Heights,
N.J.                                1964             20                94.1%          None

Heights Manor
Spring Lake Heights,
N.J.                                1971             79                97.6%          $222

Hammel Gardens                      1972             80                95.5%          None
Maywood, N.J.

Sheridan Apts.
Camden, N.J.                        1964             132               91%            None


                                                                                    Mortgage
                                                                    Occupancy      Balance or
Property and                        Year           No. of          Rate as of      Bank Loan
Location                          Acquired         Units            10/31/96        (000's)
--------                          --------         -----            --------        -------

Steuben Arms
River Edge, N.J.                    1975             100               97.1%          None

Berdan Court
Wayne, N.J.                         1965             176               94.4%          None

Westwood Hills,
LLC(4)                              1994             210               97.2%        $10,346

(4)  Registrant holds a forty (40%) percent interest in the Westwood Hills, LLC.

         The above listed apartment properties are subject to various rent control ordinances summarized as follows:

                         Rent Control Ordinance Summary

         Wayne: (Berdan Court)

                Renewals based on CPI figures given monthly by Township. Full vacancy decontrol.

         Hasbrouck Heights: (Grandview Apartments)

                Renewals based on five (5%) percent annual increase. Full vacancy decontrol.

         Maywood: (Hammel Gardens)

                Renewals based on 4.25% annual increase. Partial decontrol based on highest rent for similar type apartment.

         Spring Lake Heights: (Heights Manor)

                Renewals based on a 3.5% annual increase until September 1, 1997, thereafter a 4.5% annual increase is permitted. Full vacancy decontrol.

         Lakewood: (Lakewood Apartments)

                Renewals based on a 6.5% annual increase.

         Palisades Park: (Palisades Manor)

                All leases which are renewed may be increased by four (4%) percent on an annual basis. In addition, Registrant may lease any unit which is vacated to a new tenant at the higher of (a) the then current rent received for a similar unit; or (b) an increased rent based upon four (4%) above the last rent charged for such unit.

         Camden: (Sheridan Apartments)

                Renewals based on Consumer Price Index with a maximum six (6%) percent annual increase. In the event of a vacancy, the Landlord is permitted to increase the rent of the vacant unit to the highest rent then being charged in the apartment complex.

         River Edge: (Steuben Arms)

                Renewals based on a four (4%) percent annual increase. Full vacancy decontrol.

         Westwood: No rent control is in effect.

SHOPPING CENTERS

                                                                             Mortgage
                                                            Occupancy       Balance or
Property and                Year             Square         Rate as of      Bank Loan
Location                  Acquired            Feet           10/31/96        (000's)
--------                  --------            ----           --------        -------
Franklin Lakes,
N.J.                       1966             33,320            14.1%(5)         None

Westwood, N.J.             1988            173,854            99.2%          $ 5,319

Frederick,
Maryland                   1992            254,274            98.7%          $18,068

Patchogue,
New York                   1997(6)           N/A              N/A              N/A

--------

5 The Franklin Lakes Shopping Center was effectively closed for operations on or about November 1, 1996. The demolition of the present center commenced in December 1996. Construction of the new center is scheduled to commence during January or February, 1997 weather permitting with a projected completion date of during the Fall of 1997, all as more particularly described in Item 1(C)(d)(ii) at Page 8.

6 The Registrant intends to complete the purchase of 63,932 square feet food supermarket on a 8.775 acre parcel of land located in Patchogue, New York during the Spring of 1997 all as more particularly described in Item
     1(C)(d)(i) at Page 7.

VACANT LAND

                                                                                        Mortgage
                                                                      Acreage         Balance or
Property and                                         Current           for             Bank Loan
Location                          Acquired             Use            Parcel            (000's)
--------                          --------             ---            ------            -------
Franklin Lakes                      1966             Contiguous
                                                     to Franklin
                                                     Lakes Shop-
                                                     ping Center
                                                     (Planned for
                                                     future
                                                     develop-
                                                     ment)             15.76              None

Rockaway                            1964/1963        None              22.00              None

South Brunswick                     1964             Leased as
                                                     farmland
                                                     qualifying
                                                     for state
                                                     farmland
                                                     assessment
                                                     tax
                                                     treatment         33                 None

COMMERCIAL PROPERTY

                                                                                        Mortgage
                                                                                       Balance or
Commercial                           Year           Square                              Bank Loan
Location                            Acquired         Feet              Tenant           (000's)
--------                            --------         ----              ------           -------

Glen Rock                           1962             4800              1 Tenant,          None
                                                                       100% of
                                                                       Property

         (B) Description of Mortgage Liens filed as against Registrant's Investment Properties

         The   Registrant   has  borrowed   funds  from   various   third  party
institutional lenders which are secured by its investment properties, as follows:

         (a)  Properties   owned  by  Registrant   which  secure  real  property
mortgages.

         The Registrant, as of October 31, 1996, owed a total of $23,609,000.00 which indebtedness was secured by the following described mortgages:

         (i) Spring Lake Heights, New Jersey. Spring Lake Heights is a seventy-nine (79) unit apartment complex which secures a first mortgage having a principal due as of October 31, 1996 of $222,000. The mortgage is held by Summit Bank, the successor in interest to UJB. The mortgage is self-liquidating and shall be paid, in full, as of April 1999. The mortgage bears interest at the rate of 7 5/8% until April 1997 when the interest will be reduced to 7.0% pursuant to the terms of the Mortgage Note.

         (ii) Westwood, New Jersey. The Westwood, New Jersey property is a shopping center with approximately 173,854 square feet of leasable space. The shopping center secures a first mortgage having a principal balance due as of October 31, 1996 of $5,319,000. The mortgage is held by Travelers Ins. Co., as successor to Aetna Life Insurance Company, and bears interest at the rate of 10% per annum. The Mortgage Note secured by the Mortgage is due February 1, 2003. At that time, there will be a balloon payment due of $4,203,885. The Registrant has made no provision to reserve cash to pay this indebtedness when it matures. (See Item 1(C)(10)(f), Page 12).

         (iii) Frederick, Maryland. The Frederick, Maryland property is a shopping center with approximately 254,274 square feet of leasable space. The shopping center secure a first mortgage having a principal balance due as of October 31, 1996 of $18,068,000. The mortgage is held by State Mutual Life Insurance Company ("State Mutual") and bears interest at the rate of 9% per annum. The Mortgage Note secured by the mortgage is due August 1, 1997. The Registrant has made no provision to reserve cash to pay this indebtedness when it matures. The Registrant has been advised that State Mutual has withdrawn from the mortgage market and is not, therefore, willing to renew the mortgage. Registrant is in the process of securing alternate financing sources for the amount of the mortgage balance. Registrant is confident that a new mortgage source will be identified prior to August 1, 1997.

         (b) Registrant's Line of Credit

         The  Registrant  has a $20 million Line of Credit with Summit Bank (See
Item 1 C (3) at Page 8 hereof). The Line of Credit is secured by a blanket mortgage lien filed as against all of the Registrant's developed properties except the Spring Lake Heights, Westwood, New Jersey and Frederick, Maryland properties which support individual mortgages described above. In addition, Summit Bank's mortgage lien has not been filed as against any of the vacant property held by the Registrant in Rockaway, New Jersey and South Brunswick, New Jersey.

         (c) Westwood Hills, LLC

         The Registrant holds a forty (40%) percent interest in Westwood Hills, a New Jersey Limited Liability Company (the "LLC") which owns a 210 unit apartment complex located in Westwood, New Jersey.

         The Westwood Hills, LLC purchased the Westwood Hills Apartment Complex in 1994 for a purchase price of $15,389,000.00 including closing costs. At the time of the purchase, the LLC secured a short term mortgage in the amount of $9,520,000.00 from United Jersey Bank.

         In September 1995 Westwood Hills, LLC refinanced Westwood Hills Apartment Complex. A new mortgage in the amount of $10,500,000.00 was secured from USG Annuity (the "USG Mortgage"). The USG Mortgage is for a term of seven
(7) years with a twenty- five (25) year payment, the interest rate is 7.80% per annum. The principal balance of the mortgage is $10,346,000, as of October 31, 1996.

         At the end of the seven (7) year term of the USG Mortgage, a substantial balloon payment will be due in the amount of $9,230,965.00. The LLC has made no provision to reserve cash to meet this balloon payment obligation. (See, Liquidity and Capital Reserves). Westwood Hills, LLC intends to refinance the apartment complex prior to the time the balloon payment is due on the then prevailing terms and conditions which could be less than favorable than the present mortgage terms and conditions.

ITEM 3            LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Registrant is a party of which any of its properties is the subject. There are, however, ordinary and routine litigation involving the Registrant's business including various tenancy and related matters.

         There are no legal proceedings concerning environmental issues with respect to any property owned by the Registrant.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the Registrant's fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         (A) The following tables set forth, for the periods indicated, are the highest and lowest bid and asked quotations in the over-the-counter market NASDAQ Bulletin Board. It should be noted that over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. There is no established public trading market, the trading is sporadic and in small volumes, all as set forth below.

                                                                                               Number of
Calendar                         Bid Prices                          Asked Prices               Shares
Quarter                    High             Low               High              Low              Sold
-------                    ----             ---               ----              ---              ----
1995

1st Quarter                23 1/2           23 1/2            24 1/2            24 1/8           2,545

2nd Quarter                23               23                24                23 7/8           3,812

3rd Quarter                23               23                24                24 1/2           2,050

4th Quarter                23               22                24                23               5,169

                                                                                               Number of
Calendar                         Bid Prices                          Asked Prices               Shares
Quarter                    High             Low               High              Low              Sold
-------                    ----             ---               ----              ---              ----
1996

1st Quarter                22               22                23                22 3/4           4,400

2nd Quarter                22               21 1/2            23                22 1/2             600

3rd Quarter                21 1/2           19                22 1/2            22               2,400

4th Quarter                21 7/8           21 1/2            22 1/2            22               6,200


         The source of the foregoing is Janney Montgomery Scott, Inc., members of New York and other principal exchanges, 505 Main Street, Hackensack, New Jersey.

         (B) There is one class of stock of beneficial interest with no par value. A total of 1,559,788. shares of beneficial interest outstanding at the close of Registrant's last fiscal year ended October 31, 1996. As of December 31, 1996, the Registrant's shares where held by 393 Shareholders.

         The computation of the number of holders of Registrant's shares of beneficial interest was based upon a report of shareholders which was prepared by the Registrant's transfer agent as of December 13, 1996 and has been updated through December 31, 1996.

ITEM 6            SELECTED FINANCIAL DATA

         As of or for the Year Ended October 31, 1996.

                           1996           1995          1994          1993          1992
                        --------       --------      --------      --------      --------
Operating data:
Rental revenue ....     $ 13,678       $ 13,250      $ 11,162      $  9,948      $  8,465
Rental expenses ...       10,218          9,592         8,235         7,268         5,899
                        --------       --------      --------      --------      --------

Income from
rental operations .        3,460          3,658         2,927         2,680         2,566
Other Income ......            7              5             5             4           136
                        --------       --------      --------      --------      --------
                           3,467          3,663         2,932         2,684         2,702

Other expenses ....         (667)          (754)         (473)         (389)         (264)
Minority interest .         (138)          (123)          (76)
Net income ........     $  2,662       $  2,786      $  2,383      $  2,295      $  2,438
                        ========       ========      ========      ========      ========
Total assets ......     $ 65,222       $ 65,535      $ 65,613      $ 51,356      $ 50,064
                        ========       ========      ========      ========      ========

                           1996           1995          1994          1993          1992
                        --------       --------      --------      --------      --------

Long term
obligations .......     $ 33,955       $ 34,598      $ 34,019      $ 24,963      $ 25,341
                        ========       ========      ========      ========      ========

Per share data
Earnings per share      $   1.71       $   1.79      $   1.53      $   1.47      $   1.56
                        ========       ========      ========      ========      ========

Dividends per share     $   1.71*      $   2.53      $   1.62      $   1.56      $  1.765
                        ========       ========      ========      ========      ========

* The dividend shown for 1996 includes the dividend paid in December 1996 of $0.66 per share. This dividend was related to the earnings for fiscal year 1996 but was not paid out to Registrant's shareholders until December 1996.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (A) Liquidity and Capital Resources.

         (a) Overview. The following discussion should be read in conjunction with the Registrant's Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the historical operations and financial condition of the Registrant.

         (b) Results of Operations. Rental revenues for the fiscal year ended October 31, 1996, were $13,678,000.00 as compared to $13,250,000.00 for the same period in 1995. The rental expenses increased to $10,218,000.00 for 1996 as compared to $9,592,000.00 for 1995.

         The Registrant's net income for the fiscal year 1996 was $2,662,000.00 or $1.71 per share as compared to a net income of $2,786,000.00 for fiscal year 1995 or $1.79 per share.

         The  Registrant   has  continued  to  raise  rents  whenever   possible
consistent with market conditions while maintaining its vacancy factors at acceptable levels.

         Operating expenses increased during fiscal year 1996 due, primarily, to the cost for heating and snow removal. The Northeast endured a severe winter during calendar year 1995-1996 with record snow falls. As a result, both heating and snow removal costs were substantially increased over the same costs for fiscal year 1995.

         Registrant also took various writeoffs in fiscal year 1996 for accrued rent together with other matters.

         In addition to the foregoing, the Registrant has been in the process of closing the existing Franklin Lakes Shopping Center. As a result, during the past several quarters, leases were not renewed and leasable space was left vacant. The existing center has been closed as of November 1, 1996. The income for the center was $29,635 for fiscal year 1996 as compared to $91,300 for fiscal year 1995.

         During the demolition and construction of the new Franklin Lakes Shopping Center the costs of construction, including all interest on any construction loan and real property taxes, will be incurred by the Registrant. In accordance with generally accepted accounting principles, the costs will be capitalized. As a result, Registrant's expenses during fiscal year 1997 will, except for the period of time after October 31, 1996 (the last day of fiscal year 1996) to the first day of construction (sometime during January or February, 1997 weather permitting) will not be reflected in its expenses for fiscal year 1997. The affect of the forgoing is that while expenses are being incurred from a cash point of view, the items which would ordinarily be expenses will be capitalized for fiscal year 1997.

         (c) Liquidity and Capital Resources. Cash flows from operations, debt financing and the sale of Registrant's Shares have been the principal sources of capital used to fund the Registrant's property acquisitions and expansion.

         The Registrant has a $20 million line of credit from Summit Bank that may be used to finance the acquisition or development of additional properties and for general business purposes. Borrowings under the Line of Credit bear interest: (i) at a variable fluctuating rate equal to Summit Bank's Base Lending Rate or at the LIBOR Based, plus 200 basis points (2.0%) on all borrowings up to $10,000,000; and (ii) at Summit's Base Lending Rate, plus one half of one percent (1/2%) or at the LIBOR Base, plus 250 basis points (2.5%) on all borrowings in excess of $10,000,000. At October 31, 1996, the sum of $5,662,000.00 was outstanding under the Line of Credit.

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

         Other than the apartment rehabilitation program described above, the Registrant has made no commitments, and has no understandings for additional capital expenditures except with respect to the re-development of the Franklin Lakes Shopping Center and the purchase of the Patchogue Shopping Center described in detail at Item 1(C)(d)(i) and (ii) at Pages 7 and 8 hereof.

         i. Short Term Liquidity. The cash flow from operations has been sufficient to meet all current operational needs of the Registrant. Nevertheless, the commitment made by the Registrant to demolish and erect the new Franklin Lakes Shopping Center and to purchase the Patchogue Shopping Center will require the Registrant to secure a permanent mortgage for each of the properties representing approximately seventy-five (75%) of the costs to purchase the Patchogue Shopping Center and to construct the new Franklin Lakes Shopping Center. The balance of the funds required will be secured from the Line of Credit. The cash flow from operations will not be sufficient to fund the purchase of the Patchogue Shopping Center or to meet the cash requirements for the construction of the new Franklin Lakes Shopping Center.

         ii. Long Term Liquidity. The Registrant anticipates that the cash flow from operations after the purchase of the Patchogue Shopping Center and construction of the new Franklin Lakes Shopping Center will be more than sufficient to meet the new mortgagee obligations for each project. Registrant also expects that the cash flow from operations will permit the Registrant to pay down the Line of Credit over a period of time.

         iii. Under the terms of the Leases relating to the shopping center/retail properties, the tenants are responsible for various operating expenses and real estate taxes. As a result of these arrangements, the Registrant does not believe it will be responsible for any major expenses in connection with such properties during the lease term of any tenant. The Registrant anticipates entering into similar leases with respect to the properties. After the lease term or in the event a tenant is unable to meet its obligations, the Registrant anticipates that any expenditures it might become responsible for in maintaining the properties will be funded by cash from operations and, in the case of major expenditures, possibly by borrowings. To the extent that expenditures or significant borrowings are required, the Registrant's cash available for distribution and liquidity may be adversely affected.

         iv. Registrant may also seek purchase money financing or institutional financing, other than the Line of Credit, to finance any new acquisitions in addition to the Patchogue Shopping Center and the renovation of the Franklin Lakes Shopping Center as described in Item 1(c)(d)(i)(ii) at pages 7 and 8 hereof. As of December 31, 1996, institutional money is available at relatively reasonable rates. The Registrant may, as a result, seek to raise additional monies for investment purposes, subject to the restrictions of the Line of Credit, by securing mortgage financing on one or more of its properties. In addition, Registrant may seek to refinance one or more of its properties where mortgage financing is currently in place.

         (d) Capital Strategy

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

         (e) Economic Conditions

         The Registrant anticipates that the U.S. Mid-Atlantic states will continue to experience moderate growth with limited inflation. Continued economic strength in the employment market should allow the Registrant to realize its current occupancy rates for its apartments with a sound support base for its shopping center operations.

         Any sustained inflation may, however, negatively impact Registrant in at least two areas: (a) its Line of Credit is based upon a floating rate of interest which would, if increased over the 7.875% interest rate as of December 31, 1996, result in increased costs of operations; and (b) Registrant will be seeking two permanent mortgages to finance the purchase of the Patchogue Shopping Center and to replace the present mortgage for its Frederick, Maryland Shopping Center which is due as of August 1, 1997. In addition, Registrant will also seek a construction and then a permanent mortgage for the new Franklin Lakes Shopping Center. Any increase in mortgage interest rates would necessarily increase the costs of operations during fiscal 1997.


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements in accordance with the provisions of Regulation S-K are annexed hereto.

ITEM 9            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE.

         There are no matters of disagreement on accounting and financial disclosures as between the Registrant and J.H. Cohn, LLP required to be reported pursuant to Regulation S-K. There has not been in either of the past two years an adverse opinion or disclaimer of opinion, nor was any opinion qualified or modified as to uncertainty, audit scope or accounting principles.

         J.H. Cohn, LLP has acted as the Registrant's principal accountants and auditors since December of 1991.

                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         (A) Identification of Trustees

                                                       Expiration
Name                            Served Since          Date of Term        Age
----                            ------------          ------------        ---
Robert S. Hekemian                  1980                May, 1999          65
Donald W. Barney                    1981                May, 1998          55
John B. Voskian, MD                 1968                May, 1999          72
Herbert C. Klein                    1961                May, 1997          66
Nicholas A. Laganella               1969                May, 1997          78
Charles J. Dodge                    1990                May, 1999          53
Alan L. Aufzien                     1992                May, 1998          67
Ronald J. Artinian                  1992                May, 1998          48

         (B) Identification of Executive Officers

Name                            Served Since             Position
----                            ------------             --------
Robert S. Hekemian                  1991             Chairman of the Board
John B. Voskian, MD                 1968             Secretary
Donald W. Barney                    1993             President
William R. DeLorenzo, Jr.           1974             Executive Secty./Treasurer

         All of the Officers of the Registrant serve at the pleasure of the Board of Trustees.

         The Officers devote the following proximate portions of their business activities to the Trust:

         Mr. Hekemian.........................10%
         Mr. Barney...........................5%
         Dr. Voskian..........................Less than 5%
         Mr. DeLorenzo........................5%

         (C) Identification of Certain Significant Employees

         Registrant has no employees. Hekemian & Co. serves as the managing agent for the Registrant and manages all of its properties. Hekemian & Co. retains the services of a number of individuals who work on a full or part time basis in connection with Registrant's properties. The Registrant reimburses Hekemian & Co. for certain expenses related to such employees. (See Item 1, (C)(13) at pp. 16-17 hereof).

         (D) Identification of Certain Significant Family Relationships

         Mr. Hekemian is the brother-in-law of Dr. Voskian. Mr. Barney was formerly the brother-in-law of Mr. DeLorenzo. There are no other family relationships between any other Trustees or Executive Officers.

         (E) Business Experience

         (1) Robert S. Hekemian - Mr. Hekemian is the Chief Executive Officer and Chairman of the Board of Hekemian & Co. a real estate brokerage firm. He is a director of Summit Bank. Summit Bank is a banking institution with principal offices in Princeton, New Jersey. He is also a director, partner and/or officer of numerous private real estate corporations and partnerships. He has been active in real estate for over forty-two (42) years.

         (2) Donald W. Barney - Mr. Barney is Vice President and Treasurer of Union Camp Corporation, a Virginia corporation with executive offices in Wayne, New Jersey; director of Ramapo Financial Corp. a New Jersey financial institution located in Wayne, New Jersey and successor to Ramapo Bank. Mr. Barney is also a partner and director of several real estate investment companies, partnerships and corporations.

         (3) Dr. John B. Voskian - Dr. Voskian is a physician. He is also a director and an officer of a number of private real estate companies. Dr. Voskian is not currently practicing medicine.

         (4) Herbert C. Klein - Mr. Klein is a director of the law firm of Hannoch Weisman located in Roseland, New Jersey and Washington, D.C. Mr. Klein's practice is devoted to real estate, corporate matters and government relations. Mr. Klein is a former member of the United States House of Representatives for the 8th Congressional District of New Jersey. Mr. Klein was formerly a member of the law firm of Klein Chapman. Mr. Klein is also a former member of the New Jersey legislature. He is a member of the Bars of New Jersey and the District of Columbia, an attorney since 1956, and a member of the Board of Trustees of Rutgers University.

         Mr. Klein is also a director and partner in a number of private real estate companies.

         (5) Nicholas A. Laganella - Mr. Laganella is the President of P.T. & L. Construction Company and a real estate investor on his own account.

         (6) Charles J. Dodge - Mr. Dodge is the Chief Executive Officer of Cronheim Mortgage Co. Mr. Dodge is also a partner in a real property development company and is a real estate investor on his own account.

         (7) Alan L. Aufzien - Mr. Aufzien is a principal partner, Meadowlands Basketball Association, t/a New Jersey Nets (Member of the National Basketball Association), Chairman of New York Harbour Associates which is a real estate developer, Treasurer and Partner of Capital Formation Associates, a group of venture capital investors and operators, Chairman of Ral International, Ltd. and is active in various civic and business organizations.

         (8) Ronald J. Artinian - Mr. Artinian is the Managing Director, National Sales Manager at Smith Barney, Inc.

         (9) William R. DeLorenzo, Jr. - Mr. DeLorenzo is an attorney in private practice as of counsel to the firm of Nowell Amoroso, P.A. His law office is located in Hackensack, New Jersey. Mr. DeLorenzo is the former Chairman of the New Jersey Commission on Capital Budget and Planning.

         Directorships - Messrs. Klein, Hekemian, Laganella, Barney, Aufzien and Artinian are Directors of closely held corporations and partnerships that own real estate.

         (F) Involvement in Certain Legal Proceedings

         No Trustee or Officer of the Registrant has been the subject of a petition in bankruptcy, criminal proceeding or order of a Court or governmental agency barring him from participating in any commodities trading, security transactions, type of business practice or any other practice set forth in
Section 229.401 subparagraph (f) of Regulation S-K.

ITEM 11           EXECUTIVE COMPENSATION.

         Set forth below is a Summary Compensation Table for each of the Registrant's Officers and Trustees for the past three fiscal years:

Name and                                                      Executive (7)
Office Held                         Year           Fees       Committee Fee
-----------                         ----           ----       -------------
A) OFFICERS

Robert S. Hekemian,                 1996           5,000          None
Chairman                            1995           5,000          None
President                           1994           3,800          None
                                    1993           3,800          None
                                    1992           3,800          None

Donald W. Barney,                   1996           5,000          None
President                           1995           5,000          None
                                    1994           3,800          None
                                    1993           1,900          None

Herbert C. Klein,                   1996           5,000          None
President                           1995           None           None
                                    1994           None           None
                                    1993           None           None
                                    1992           3,800          None

John B. Voskian,                    1996           5,000          None
Secretary                           1995           None           None
                                    1994           None           None
                                    1993           None           None
                                    1992           None           None







Name and                                                      Executive (7)
Office Held                         Year           Fees       Committee Fee
-----------                         ----           ----       -------------
William R.                          1996           10,500         2,800
DeLorenzo, Jr.,                     1995           10,500         1,600
Executive Secretary                 1994           9,300          None
and Treasurer                       1993           9,300           400
                                    1992           9,300          None
------------------

(7) Mr. DeLorenzo is not a Trustee. As the Executive Secretary and Treasurer, he is a non-voting member of the Executive Committee and received fees as set forth. The Trustee fees appear under the Trustee listing, subparagraph
     B hereof.


         The Registrant has determined to compensate all Trustees for fiscal 1997 at the same base rate as in 1996. Each of the Trustees or the Executive Secretary who attends regular or special meetings of the Board of Trustees shall receive an additional sum of $400 for each meeting attended. Registrant will continue to pay to each Trustee or the Executive Secretary who attends a site visit to inspect a property being reviewed for purchase, a fee of $400 together with actual and reasonable out-of-pocket expenses.

Name and                                                             Executive
Office Held                         Year              Fees         Committee Fee
-----------                         ----              ----         -------------
B) TRUSTEES

Robert S. Hekemian                  1996             5,500             3,200
                                    1995             5,500             1,600
                                    1994             5,500             None
                                    1993             5,500             400
                                    1992             5,500             None

Donald W. Barney                    1996             5,500             2,800
                                    1995             5,500             1,600
                                    1994             5,500             None
                                    1993             5,500             400
                                    1992             5,500             None

John B. Voskian                     1996             5,500             2,400
                                    1995             5,500             1,200
                                    1994             5,500             None
                                    1993             5,500             None
                                    1992             5,500             None

Herbert C. Klein                    1996             5,500             3,200
                                    1995             4,583.33          1,600
                                    1994             None              None
                                    1993             None              None
                                    1992             5,500             None

Name and                                                             Executive
Office Held                         Year              Fees         Committee Fee
-----------                         ----              ----         -------------
Nicholas A. Laganella               1996             5,500             2,000
                                    1995             5,500             1,200
                                    1994             5,500             None
                                    1993             5,500             None
                                    1992             5,500             None

Charles J. Dodge                    1996             5,500             2,800
                                    1995             5,500             1,200
                                    1994             5,500             None
                                    1993             5,500             None
                                    1992             5,500             None

Ronald J. Artinian                  1996             5,500             2,800
                                    1995             5,500             2,400
                                    1994             5,500             None
                                    1993             5,500             400
                                    1992             2,750             None

Alan L. Aufzien                     1996             5,500             2,800
                                    1995             5,500             1,200
                                    1994             5,500             400
                                    1993             5,500             None
                                    1992             2,750             None

         The fee to be paid to the Chairman, President and Treasurer will continue at the rate of $5,000.00 for fiscal year 1997.

         No Officer or Trustee of the Registrant:

         a) has any stock options to purchase stock of the Registrant;

         b) receives any perquisites or other personal benefits, security or property; and

         c) is entitled to any long-term compensation of any kind from the Registrant.

         Registrant maintains an executive committee which includes a majority of the Trustees and the Executive Secretary as a non-voting attendee. Members of the executive committee and the Executive Secretary receive $400 for each meeting attended.

         Robert S. Hekemian was elected Chairman of the Board in 1991. Prior to that time, he had served the Registrant as President.

         Herbert C. Klein was elected President of the Registrant in 1991. Prior to that time, he had not served the Registrant as an Officer. Mr. Klein had, however, served as a Trustee prior to 1991. Mr. Klein had resigned as President of the Registrant effective December 31, 1992 upon election to the United States House of Representatives for the term ending January 4, 1995. Mr. Klein did not receive any compensation from the Registrant for his service as a Trustee during his two-year term as a U.S. Congressman.

         Messrs. Artinian and Aufzien were elected to the Board of Trustees in May, 1992. They were paid a partial fee for their services in that position by the Registrant based upon the standard annual fee paid to all Trustees of $5,500.

         Donald W. Barney was elected  President  of the  Registrant  on May 24,
1993.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         (A) No single person owns of record or beneficially five (5) percent or more of the shares of beneficial interest of the Registrant.

         (B) Title of Class           Amount Beneficially Owned      % of Class
         ------------------           -------------------------      ----------
         Shares of beneficial              631,919                     40.5%
         interest no par.  All
         Trustees and Officers
         and their families as
         a group(8) of record
         and beneficial
--------------
(8)  No single  person  owns  five  percent  of the  shares.  Includes  spouses,
     parents,  children,   siblings,   mothers  and  fathers-in-law,   sons  and
     daughters-in-law, and brothers and sisters-in-law.

         (C) Registrant knows of no pledge of securities of the Registrant, the operation of the terms of which may at a subsequent date result in a change in control of the Registrant.

         (D) Security Ownership of Certain Beneficial Owners and Management

         Name of                                Nature of
         Beneficial                         Beneficial % of                            Amount of
         Title of Class                           Owner                   Owner          Class
         --------------                           -----                   -----          -----
         Shares of beneficial
         interest no par                    Robert S. Hekemian           208,182         13.35

         Shares of beneficial
         interest no par                    Donald W. Barney             122,235          7.84

         Shares of beneficial
         interest no par                    John B. Voskian              109,536          7.02

         Shares of beneficial
         interest no par                    Herbert C. Klein              62,332           4.0

         Shares of beneficial
         interest no par                    Nicholas A. Laganella          3,625          0.23

         Shares of beneficial
         interest no par                    Charles J. Dodge                 500          0.03

         Shares of beneficial
         interest no par                    Ronald J. Artinian           108,239          6.94

         Shares of beneficial
         interest no par                    Alan L. Aufzien                1,500          0.09

         Shares of beneficial
         interest no par                    Wm. R. DeLorenzo, Jr.         15,770          1.01


ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (A) Transactions with Management and others

         (i) Hekemian & Co. serves as the managing agent for the Registrant's properties and as a consultant to the Registrant. Robert S. Hekemian serves as Chairman of the Board of Hekemian & Co., Inc. and is also a shareholder. The following family members of Mr. Hekemian are Officers of Hekemian in the position set forth opposite their names.

         Samuel P. Hekemian -              President
         Robert S. Hekemian, Jr. -         Executive Vice President
         Bryan S. Hekemian -               Vice-President and Secretary
         David B. Hekemian -               Vice-President and Treasurer
         Serge Krikorian -                 Vice-President Insurance Department

         Samuel Hekemian is the brother of Robert S. Hekemian. Robert S. Hekemian, Jr., Bryan S. Hekemian and David B. Hekemian are the sons of Robert S. Hekemian. Serge Krikorian is the brother-in-law of Robert S. Hekemian and Samuel Hekemian.

         Mr. Hekemian also serves on the Board of Directors of Summit Bank, which holds a first mortgage on the Registrant's property located in Spring Lake Heights as more fully described in Item 2 (B) (i) at Page 20 hereof and has issued the Line of Credit described in Item 1 (C) (3) at Pages 8 - 9 hereof.

         (B) Certain Business Relationships

         (i) On June 2, 1994, the Registrant purchased a forty (40%) percent interest in Westwood Hills, LLC which is the owner of Westwood Hills Apartments.

         The Westwood Hills, LLC purchased the apartment complex on June 2, 1994, pursuant to a Contract of Sale dated February 9, 1994, as amended, immediately prior to the Registrant's purchase of its interest in the LLC. The LLC does not own any property other than Westwood Hills Apartments.

         Pursuant to the terms of an operating agreement, the Registrant is the managing member of the LLC. The Registrant has retained Hekemian & Co. who is currently serving as the managing agent for Westwood Hills, LLC.

         The interests sold by the LLC to third parties, including the Registrant, were not registered pursuant to either the Securities Exchange Act of 1933 or with the New Jersey Bureau of Securities. As a result, the Registrant's interest cannot be freely transferred. There is no current market for the Registrant's interest in the LLC; the Registrant does not anticipate that a market will exist for its interest in the future.

         The interest of each of the members of the LLC which includes certain Trustees, their families and employees of Hekemian & Co. are as follows:

                                   Position       Percentage          Relationship                Initial
                                     With             of                With A                    Capital
Name                                 Trust         Interest             Trustee                 Contribution
----                                 -----         --------             -------                 ------------
Ronald J. Artinian                  Trustee           2.0%              N/A                     $ 122,000.00

Nicholas J. Aynilian &               None            0.75%             Son-in-law               $  45,750.00
Elizabeth Ann Aynilian                                                 and daughter
Trustees for the Elizabeth                                             of Serge
Ann Aynilian Irrevocable                                               Krikorian,
Trust, Dated 1/1/91                                                    Vice-President
                                                                       Hekemian & Co.,
                                                                       and niece of
                                                                       Robert S.
                                                                       Hekemian, Trustee

Donald W. Barney                    Trustee           4.0%              N/A                     $  244,000.00



                                   Position       Percentage          Relationship                Initial
                                     With             of                With A                    Capital
Name                                 Trust         Interest             Trustee                 Contribution
----                                 -----         --------             -------                 ------------

Katherine A. Gambino                 None             1.0%             Daughter of              $   61,000.00
                                                                       John Voskian,
                                                                       Trustee, and
                                                                       niece of Robert
                                                                       S. Hekemian, Trustee

Bryan S. Hekemian                    None             7.0%             Son of Robert            $  427,000.00
                                                                       S. Hekemian,
                                                                       Trustee and Vice-
                                                                       President of
                                                                       Hekemian & Co.

Lisa Jann Hekemian                  None             5.0%              Daughter of              $  305,000.00
                                                                       Robert S.
                                                                       Hekemian, Trustee

David B. Hekemian                   None             7.0%              Son of Robert            $  427,000.00
                                                                       S. Hekemian,
                                                                       Trustee and Vice-
                                                                       President of
                                                                       Hekemian & Co.

Robert S. Hekemian                  Trustee          0.8%              N/A                      $   48,800.00

Robert S. Hekemian, Jr.             None             7.0%              Son of Robert            $  427,000.00
                                                                       S. Hekemian,
                                                                       Trustee and Vice-
                                                                       President of
                                                                       Hekemian & Co.

Robert Hekemian                     None             1.5%              Beneficiary of           $   91,500.00
& Ann Krikorian,                                                       Trust is son of
Trustees f/b/o                                                         Samuel Hekemian,
Jeffrey John Hekemian                                                  President of
U.A.D. 1/24/78                                                         Hekemian & Co.
                                                                       and nephew of
                                                                       Robert S. Hekemian,
                                                                       Trustee

Robert Hekemian                     None             1.5%              Beneficiary of           $   91,500.00
& Ann Krikorian,                                                       Trust is son of
Trustees f/b/o                                                         Samuel Hekemian,
Mark Steven Hekemian                                                   President of
U.A.D. 12/10/85                                                        Hekemian & Co.
                                                                       and nephew of
                                                                       Robert S. Hekemian,
                                                                       Trustee




                                   Position       Percentage          Relationship                Initial
                                     With             of                With A                    Capital
Name                                 Trust         Interest             Trustee                 Contribution
----                                 -----         --------             -------                 ------------

Robert Hekemian                     None             1.5%              Beneficiary of           $   91,500.00
& Ann Krikorian,                                                       Trust is son of
Trustees f/b/o                                                         Samuel Hekemian,
Peter Samuel Hekemian                                                  President of
U.A.D. 11/24/76                                                        Hekemian & Co.
                                                                       and nephew of
                                                                       Robert S. Hekemian,
                                                                       Trustee

Robert Hekemian                     None             1.5%              Beneficiary of           $   91,500.00
& Ann Krikorian,                                                       Trust is son of
Trustees f/b/o                                                         Samuel Hekemian,
Richard Edward Hekemian                                                President of
U.A.D. 9/1/83                                                          Hekemian & Co.
                                                                       and nephew of
                                                                       Robert S. Hekemian,
                                                                       Trustee

Samuel P. Hekemian                  None             0.7%              President of             $   42,700.00
                                                                       Hekemian & Co.
                                                                       and brother of
                                                                       Robert S. Hekemian,
                                                                       Trustee

Albert A. Kapigian                  None             1.0%              None                     $   61,000.00

Shirlee Kerbeykian                  None             1.5%              Wife of Edward           $   91,500.00
                                                                       Kerbeykian, Senior
                                                                       Vice-President of
                                                                       Hekemian & Co.

Ronald F. Kistner                   None             0.5%              Employee of              $   30,500.00
                                                                       Hekemian & Co.

Herbert C. Klein                   Trustee           1.5%              N/A                      $   91,500.00

Krieger Family Trust                None             1.5%              Jacqueline Klein         $   91,500.00
Jacqueline Klein, Trustee                                              is the wife of
                                                                       Herbert C. Klein,
                                                                       Trustee

Aimee Nicole Krikorian &           None             0.75%              Daughter of Serge        $   45,750.00
Elizabeth Ann Krikorian                                                Krikorian, Vice-
Trustees for the Aimee Nicole                                          President of
Krikorian Irrevocable Trust                                            Hekemian & Co. and
Dated 1/1/92                                                           niece of Robert S.
                                                                       Hekemian, Trustee




                                   Position       Percentage          Relationship                Initial
                                     With             of                With A                    Capital
Name                                 Trust         Interest             Trustee                 Contribution
----                                 -----         --------             -------                 ------------

Douglas Diran Krikorian             None             0.75%             Son of Serge             $   45,750.00
& Elizabeth Ann Aynilian                                               Krikorian, Vice-
Trustees for the Douglas                                               President of
Diran Krikorian Irrevocable                                            Hekemian & Co. and
Trust Dated 1/1/92                                                     nephew of Robert S.
                                                                       Hekemian, Trustee

Gregory Serge Krikorian             None             0.75%             Son of Serge             $   45,750.00
& Elizabeth Ann Aynilian                                               Krikorian, Vice-
Trustees for the Gregory                                               President of
Serge Krikorian Irrevoc-                                               Hekemian & Co. and
able Trust Dated 1/1/92                                                nephew of Robert S.
                                                                       Hekemian, Trustee

Henri & Leonara Nazarian            None              5.0%             None                     $  305,000.00
Ave. Mostinck 76

Thomas A. Newton                    None              0.5%             Former Controller        $   30,500.00
                                                                       of Hekemian & Co.

Stephanie H. Reckler                None              2.0%             None                     $  122,000.00

Michael J. Voskian                  None              1.0%             Son of John              $   61,000.00
                                                                       Voskian, Trustee
                                                                       and nephew of
                                                                       Robert S. Hekemian,
                                                                       Trustee

Victoria A. Voskian                 None              1.0%             Daughter of John         $   61,000.00
                                                                       Voskian, Trustee
                                                                       and niece of
                                                                       Robert S. Hekemian,
                                                                       Trustee

            TOTAL                                    60.0%                                      $3,660,000.00


                               WESTWOOD HILLS, LLC
                                 MANAGING MEMBER

                                                              INITIAL CAPITAL
NAME                        PERCENTAGE OF INTEREST             CONTRIBUTION
----                        ----------------------             ------------
First Real Estate                    40%                       $2,440,000.00
Investment Trust of
New Jersey, c/o
Hekemian & Co., Inc.
505 Main Street
P.O. Box 667
Hackensack, NJ 07602

         (ii) Hekemian & Co. has provided various services to the Registrant in connection with the purchase of the Patchogue Shopping Center. At the time of the closing of title for the Patchogue Shopping Center, the Registrant will pay to Hekemian & Co, a fee of approximately $390,000 for services rendered in connection with the purchase and monitoring of the construction of the food supermarket store.

         Hekemian & Co. has provided various services to the Registrant in connection with the demolishment of the present Franklin Lakes Shopping Center and the design and construction of the new center. A fee will be paid to Hekemian & Co. for its services. No fee amount has been established as of December 31, 1996. In addition, Hekemian & Co. will be paid a fee for securing the leases for the new center, which fee has not been determined as of December 31, 1996.

         (iii) The law firm of Hannoch Weisman was retained by the Registrant during the fiscal year to furnish legal services. Herbert C. Klein, a Trustee, is a director of the law firm. The total fees paid to Hannoch Weisman in fiscal year 1996 was $35,000.00.

         (iv) The law firm of Nowell Amoroso, P.A. was not retained by the Registrant during the fiscal year to furnish legal services, except to prepare the 10-K for fiscal year 1996. William R. DeLorenzo, Jr., the Executive Secretary and Treasurer, is Of Counsel to the law firm. A fee of $2,000 will be paid to Nowell Amoroso, P.A. in connection with the preparation of the 10-K for fiscal year 1996.

         (v) Robert S. Hekemian and his brother Samuel P. Hekemian hold 95% of the stock in Hekemian & Co., Marilyn Voskian and Ann Krikorian each hold 2-1/2% of the stock in Hekemian & Co., which is the remaining 5%. A dispute has arisen between Robert S. Hekemian and Samuel P. Hekemian concerning their succession in Hekemian & Co. Litigation has been undertaken concerning various issues between Robert S. Hekemian and Samuel P. Hekemian which has not been resolved as of December 31, 1996. Registrant believes that Hekemian & Co. or, its successor, in the event this dispute is not resolved amicably, will appropriately service all of its management needs without interruption.

         (vi) Hannoch Weisman has been retained by the Registrant as counsel, in connection with the purchase of the Patchogue Shopping Center property and the renovation of the Franklin Lakes Shopping Center. Herbert C. Klein, Esq. is a director of Hannoch Weisman and a Trustee of the Registrant. No fee has been established for either property as of December 31, 1996.

         (C) Indebtedness of Management

         Registrant has not loaned any monies to any Trustee, Officer, nominee for Trustee or any members of the immediate family of any Trustee, nominee or officer.

         (D) Transactions with Promoters

         Not applicable.

                                    PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
                  8-K

         (A) List of all documents to be filed as a part of this 10-K Report:

         1.       Financial Statements.

                  (i) Report of Independent Public Accountant for Registrant, J.H. Cohn, LLP

                  (ii)   Combined Balance Sheets as of October 31, 1996 and 1995

                  (iii)  Combined   Statements   of  Income  and   Undistributed
                         Earnings Years ended October 31, 1996, 1995 and 1994

                  (iv) Combined Statements for Cash Flows Years ended October 31, 1996, 1995 and 1994

                  (v)    Notes to Combined Financial Statements

         2.       Financial Statement Schedules.

                  (i)    Short-Term Borrowings.

                  (ii)   Supplementing Income Statement Information.

                  (iii)  Real Estate and Accumulated Depreciation.

         (B) Reports on Form 8-K:

         No report on Form 8-K was filed by the Registrant during the last quarter of the fiscal year ending October 31, 1996.

         (C) Exhibits required pursuant to Item 601 of Regulation S-K:

         Exhibit 3 - Amended and Restated Declaration of Trust, dated November 7, 1983 which was submitted as part of the Registrant's 10-K for 1991, as amended which Exhibit is incorporated by reference; amendment dated May 31, 1994 to paragraphs 3.5 and 7.5, which was submitted as part of Registrant's 10-K for 1994 is incorporated by reference.

         Exhibit 10 - Material Contracts:

         (i) December 20, 1961 Management Agreement between the Registrant and Hekemian & Co. (formerly known as S. Hekemian & Co., Inc.), a copy of which was filed as Exhibit 10 with Registration Statement - 2- 19609, which Exhibit is incorporated by reference.

         Exhibit 24 - Report of J.H. Cohn, LLP as the Independent Public Accountants of the Registrant is included in the Financial Statements, attached hereto.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January    , 1997                 First Real Estate Investment
                                          Trust of New Jersey



                                          By:/s/Robert S. Hekemian
                                             ---------------------
                                                Robert S. Hekemian,
                                                Chairman of the Board and
                                                Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Robert S. Hekemian                       DATED: January 23, 1997
---------------------
Robert S. Hekemian, Chairman of
the Board, Chief Executive
Officer and Trustee
(Principal Executive Officer)



/s/Donald W. Barney                         DATED: January 23, 1997
-------------------
Donald W. Barney, Trustee and
President

/s/John B. Voskian                          DATED: January 23, 1997
------------------
John B. Voskian, Trustee and
Secretary



/s/Herbert C. Klein                         DATED: January 23, 1997
-------------------
Herbert C. Klein, Trustee



/s/Charles J. Dodge                         DATED: January 23, 1997
-------------------
Charles J. Dodge, Trustee



/s/Nicholas A. Laganella                    DATED: January 23, 1997
------------------------
Nicholas A. Laganella, Trustee



/s/William R. DeLorenzo, Jr.                DATED: January 23, 1997
----------------------------
William R. DeLorenzo, Jr.
Executive Secretary and
Treasurer (Principal Financial
and Accounting Officer)

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE




                   INDEX TO COMBINED FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))




(A)      COMBINED FINANCIAL STATEMENTS:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

             BALANCE SHEETS
                OCTOBER 31, 1996 AND 1995

             STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

             STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

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



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders
First Real Estate Investment
  Trust of New Jersey


We have audited the accompanying combined balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND AFFILIATE as of October 31, 1996 and 1995, and the related combined statements of income and undistributed earnings and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey and Affiliate as of October 31, 1996 and 1995, and their results of operations and cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

Our audits referred to above included the information in Schedules IX, X and XI which present fairly, when read in conjunction with the combined financial statements, the information required to be set forth therein.



                                                 /s/J. H. Cohn LLP
                                                 -----------------
                                                    J. H. COHN LLP
Roseland, New Jersey
December 3, 1996

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                             COMBINED BALANCE SHEETS
                            OCTOBER 31, 1996 AND 1995




                       ASSETS                                1996          1995
                                                           -------       -------
                                                                (In Thousands
                                                                 of Dollars)
Real estate, at cost, net of accumulated
    depreciation ...................................       $61,693       $62,324
Equipment, at cost, net of accumulated
    depreciation of $618,000 and $553,000 ..........           257           224
Cash ...............................................           243           533
Tenants' security accounts .........................           999           947
Sundry receivables .................................           555           248
Prepaid expenses and other assets ..................         1,209           911
Deferred charges, net ..............................           266           348
                                                           -------       -------
          Totals ...................................       $65,222       $65,535
                                                           =======       =======
        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ..............................       $33,955       $34,598
    Note payable - bank ............................         5,662         5,169
    Accounts payable and accrued expenses ..........           347           361
    Dividends payable ..............................         1,029         1,154
    Tenants' security deposits .....................         1,098         1,048
    Deferred revenue ...............................           259           257
                                                           -------       -------
          Total liabilities ........................        42,350        42,587
                                                           -------       -------
Minority interest ..................................         2,888         2,959
                                                           -------       -------
          COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
    Shares of beneficial interest without par
    value; 1,560,000 shares authorized;
    1,559,788 shares issued and outstanding ........        19,314        19,314
    Undistributed earnings .........................           670           675
                                                           -------       -------
          Total shareholders' equity ...............        19,984        19,989
                                                           -------       -------
          Totals ...................................       $65,222       $65,535
                                                           =======       =======

                  See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                    INCOME                     1996          1995          1994
                    ------                     ----          ----          ----
                                                  (In Thousands of Dollars,
                                                   Except per Share Amounts)
Rental revenue:
    Rental income ....................     $ 11,932      $ 11,700      $  9,890
    Real estate taxes reimbursed .....        1,126           914           642
    Common area maintenance reimbursed          442           466           472
    Sundry income ....................          178           170           158
                                           --------      --------      --------
        Totals .......................       13,678        13,250        11,162
                                           --------      --------      --------
Rental expenses:
    Operating expenses ...............        2,925         2,636         2,482
    Management fees ..................          581           556           479
    Real estate taxes ................        2,089         1,790         1,375
    Interest .........................        3,013         3,074         2,582
    Depreciation .....................        1,610         1,536         1,317
                                           --------      --------      --------
        Totals .......................       10,218         9,592         8,235
                                           --------      --------      --------
Income from rental operations ........        3,460         3,658         2,927
                                           --------      --------      --------
Other income (expense):
    Interest income ..................            7             5             5
    Interest expense .................         (465)         (503)         (279)
    General and administrative .......         (190)         (245)         (185)
                                           --------      --------      --------
        Totals .......................         (648)         (743)         (459)
                                           --------      --------      --------
Income before minority interest ......        2,812         2,915         2,468

Minority interest ....................          138           123            76
                                           --------      --------      --------
Income before state income taxes .....        2,674         2,792         2,392

Provision for state income taxes .....           12             6             9
                                           --------      --------      --------
Net income ...........................     $  2,662      $  2,786      $  2,383
                                           ========      ========      ========

Earnings per share ...................     $   1.71      $   1.79      $   1.53
                                           ========      ========      ========


                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                  (continued)

                    INCOME                     1996          1995          1994
                    ------                     ----          ----          ----
                                                  (In Thousands of Dollars,
                                                   Except per Share Amounts)
            UNDISTRIBUTED EARNINGS

Balance, beginning of year ...........     $    675      $  1,834      $  1,978
Net income ...........................        2,662         2,786         2,383
Less dividends .......................       (2,667)       (3,945)       (2,527)
                                           --------      --------      --------

Balance, end of year .................     $    670      $    675      $  1,834
                                           ========      ========      ========

Dividends paid per share .............     $   1.71      $   2.53      $   1.62
                                           ========      ========      ========

                  See Notes to Combined Financial Statements.

                             FIRST REAL ESTATE INVESTMENT TRUST
                                 OF NEW JERSEY AND AFFILIATE

                              COMBINED STATEMENTS OF CASH FLOWS
                         YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                            1996         1995         1994
                                                               (In Thousands of Dollars)
Operating activities:
    Net income .....................................     $ 2,662      $ 2,786      $ 2,383
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ..............       1,682        1,608        1,362
        Deferred revenue ...........................           2           43           85
        Minority interest ..........................         138          123           76
        Changes in operating assets and liabilities:
           Tenants' security accounts ..............         (52)         (80)        (193)
           Sundry receivables, prepaid expenses
             and other assets ......................        (596)        (461)        (229)
           Accounts payable and accrued expenses ...         (14)          17          101
           Tenants' security deposits ..............          50           84          197
           Other liabilities .......................                                   (42)
                                                         -------     --------     --------
               Net cash provided by operating
                 activities ........................       3,872        4,120        3,740
                                                         -------     --------     --------
Investing activities - capital expenditures ........      (1,011)        (694)      (6,330)
                                                         -------     --------     --------
Financing activities:
    Dividends paid .................................      (2,792)      (2,791)      (2,527)
    Minority interest contribution .................                                 3,660
    Minority interest distribution .................        (209)        (660)        (240)
    Deferred charges ...............................                                   (37)
    Proceeds from note payable - bank ..............       3,339        2,791        7,884
    Repayment of note payable - bank ...............      (2,846)      (3,050)      (6,376)
    Mortgage proceeds ..............................                    1,175
    Repayment of mortgages .........................        (643)        (596)        (464)
                                                         -------     --------     --------
               Net cash provided by (used in)
                 financing activities ..............      (3,151)      (3,131)       1,900
                                                         -------     --------     --------
Net increase (decrease) in cash ....................        (290)         295         (690)
Cash, beginning of year ............................         533          238          928
                                                         -------     --------     --------
Cash, end of year ..................................     $   243      $   533      $   238
                                                         =======      =======      =======

Supplemental disclosure of cash flow data:
    Interest paid ..................................     $ 3,696      $ 3,360      $ 2,872
                                                         =======      =======      =======

    Income taxes paid ..............................     $     8      $     7      $     7
                                                         =======      =======      =======

         Supplemental  schedule of noncash  investing and financing  activities:
During fiscal 1994, the Affiliate financed the purchase of real estate with mortgage proceeds of $9,520,000 (see Note 2). During fiscal 1995, the outstanding mortgage balance of approximately $9,325,000 was repaid using proceeds of a new mortgage. Dividends declared but not paid amounted to $1,029,000 and $1,154,000 at October 31, 1996 and 1995, respectively.

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

                       The Trust is subject to Federal income tax on undistributed taxable income and capital gains. The Trust may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 1996, 1995 and 1994, the Trust made such an election.

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

                             FIRST REAL ESTATE INVESTMENT TRUST
                                 OF NEW JERSEY AND AFFILIATE

                           NOTES TO COMBINED FINANCIAL STATEMENTS



Note 1 - Organization and significant accounting policies (continued):
                    Cash:
                       The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1996 and 1995, the Trust had no cash equivalents.

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

                    Advertising:
                       The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $55,000, $31,000 and $21,000 in 1996, 1995 and 1994, respectively.

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

                             FIRST REAL ESTATE INVESTMENT TRUST
                                 OF NEW JERSEY AND AFFILIATE

                           NOTES TO COMBINED FINANCIAL STATEMENTS


Note 1 - Organization and significant accounting policies (concluded):
                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three years in the period ended October 31, 1996.


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

                    The acquisition was accounted for as a purchase and, accordingly, the Apartment Complex's operations have been included in the accompanying combined statements of income since the date of acquisition. Of the total cost of the acquisition (including related acquisition expenses), $3,849,000 was allocated to land and $11,540,000 to buildings and improvements. In connection with the acquisition, the Affiliate paid Hekemian a $500,000 real estate commission, which amount is included in the cost of the Apartment Complex.

                    The following unaudited proforma information (in thousands of dollars, except per share amounts) shows the results of operations for the year ended October 31, 1994 as though the Apartment Complex had been acquired at the beginning of fiscal 1994:

                       Rental revenue                                   $12,398
                       Rental expenses                                   (9,293)
                                                                        -------
                       Income from rental operations                      3,105
                       Other expenses, net                                 (542)
                       Minority interest                                   (180)
                       Provision for income taxes                            (8)
                                                                        -------
                       Net income                                       $ 2,375
                                                                        =======
                       Earnings per share                                 $1.52
                                                                          =====

                             FIRST REAL ESTATE INVESTMENT TRUST
                                 OF NEW JERSEY AND AFFILIATE

                           NOTES TO COMBINED FINANCIAL STATEMENTS
Note 2 - Acquisition (concluded):
                    In addition to combining the historical results of operations of the Apartment Complex and the Trust, the unaudited proforma results include adjustments for depreciation based on the Affiliate's purchase price, reduced interest income and increased interest expense related to cash paid and obligations incurred to complete the transaction.

                    The unaudited proforma results of operations set forth above are based on information furnished by the Trust's management. Such proforma information is not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 1994 or of future results of operations of the combined properties.


Note 3 - Real estate:
                    Real estate consists of the following:

                                         Range
                                      of Estimated
                                      Useful Lives         1996           1995
                                      ------------         ----           ----
                                                              (In Thousands
                                                               of Dollars)
     Land                                               $21,112        $21,112
     Unimproved land                                      2,472          2,452
     Apartment buildings               7-40 years        21,909         21,333
     Commercial buildings           25-31.5 years            58             58
     Shopping centers                 15-50 years        26,947         26,859
     Construction in progress                               969            714
                                                        -------        -------
                                                         73,467         72,528
     Less accumulated de-
       preciation                                        11,774         10,204
                                                        -------        -------
         Totals                                         $61,693        $62,324
                                                        =======        =======

                             FIRST REAL ESTATE INVESTMENT TRUST
                                 OF NEW JERSEY AND AFFILIATE

                           NOTES TO COMBINED FINANCIAL STATEMENTS

Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                         1996           1995
                                                       -------        -------
                                                            (In Thousands
                                                             of Dollars)
     State Mutual Life Insurance Co. (A)               $18,068        $18,359
     Travelers Insurance (B)                             5,319          5,444
     USG Annuity (C)                                    10,346         10,488
     Summit Bank (D)                                       222            307
                                                       -------        -------
         Totals                                        $33,955        $34,598
                                                       =======        =======

                       (A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $25,755,000.

                       (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,890,000.

                       (C) Payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due. The mortgage is secured by an apartment complex in Westwood, New Jersey having a net book value of approximately $14,928,000.

                       (D) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $627,000. One of the directors of the bank is a trustee of the Trust.

                             FIRST REAL ESTATE INVESTMENT TRUST
                                 OF NEW JERSEY AND AFFILIATE

                           NOTES TO COMBINED FINANCIAL STATEMENTS

Note 4 - Mortgages payable (concluded):
                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 1996 are as follows:

                       Year Ending
                       October 31,                            Amount
                       -----------                            ------
                          1997                               $18,448
                          1998                                   414
                          1999                                   387
                          2000                                   379
                          2001                                 4,885

                    The carrying amount of mortgages payable approximates fair value at October 31, 1996.


Note 5 - Note payable - bank:
                    Note payable - bank consists of borrowings under a $20,000,000 revolving line of credit agreement with Summit Bank which expires on February 10, 1997. The first $10,000,000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus 1/2% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey, the Apartment Complex in Westwood, New Jersey, and any vacant land owned by the Trust.

Note 6 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $38,956,000 at October 31, 1996 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 1996 are as follows:

                             FIRST REAL ESTATE INVESTMENT TRUST
                                 OF NEW JERSEY AND AFFILIATE

                           NOTES TO COMBINED FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies (concluded):

                           Year Ending
                           October 31,                                Amount
                           -----------                                ------
                              1997                                   $ 3,598
                              1998                                     3,274
                              1999                                     2,961
                              2000                                     2,448
                              2001                                     2,269
                              Thereafter                              10,892
                                                                     -------
                                Total                                $25,442
                                                                     =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $1,286,000 at October 31, 1996. Management closed the shopping center on September 1, 1995 except for one tenant who vacated the premises on November 1, 1996. Commencement of a complete refurbishing of the premises is scheduled to begin during January or February 1997 and it is expected to be open for operations in the Fall of 1997. The cost of the refurbishing, which has been put out for bid, is currently anticipated to approximate $10,000,000. Rental revenue derived from the shopping center was approximately $140,000, $207,000 and $310,000 in fiscal 1996, 1995 and 1994, respectively, and income from rental operations was approximately $30,000, $91,000 and $166,000, respectively.

                           Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three years in the period ended October 31, 1996 were not material.

                             FIRST REAL ESTATE INVESTMENT TRUST
                                 OF NEW JERSEY AND AFFILIATE

                           NOTES TO COMBINED FINANCIAL STATEMENTS


Note 6 - Commitments and contingencies (concluded):
                    Leases (concluded):
                       Residential tenants:
                           Lease terms for residential tenants are usually one year or less.

                    Acquisition:
                       The Trust has entered into a contract to purchase a 64,000 square foot shopping center to be constructed in Patchogue, New York for approximately $11,000,000 including commissions and estimated professional fees. The contract to purchase the Patchogue center is contingent upon the construction being completed during January 1997.

Note 7 - Management agreement:
                    The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $581,000, $556,000 and $479,000 in 1996, 1995 and 1994, respectively.


Note 8 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.


                                            * * *

                           FIRST REAL ESTATE INVESTMENT TRUST
                               OF NEW JERSEY AND AFFILIATE

                           SCHEDULE IX - SHORT-TERM BORROWINGS
                                (In Thousands of Dollars)


   Column A                  Column B   Column C    Column D     Column E    Column F
   --------                  --------   --------    --------     --------    --------
                                                    Maximum       Average
                                                     Amount       Amount     Weighted
                                                      Out-         Out-       Average
 Category of                 Balance    Weighted    standing     standing    Interest
 Aggregate                      at       Average      During      During       Rate
 Short-Term                  End of     Interest       the         the      During the
Borrowings (A)               Period       Rate       Period       Period     Period (B)
--------------               ------       ----       ------       ------     ----------
1996:
  Note payable -
    bank ..............      $5,662       7.98%       $6,362      $5,683        8.2%
                             ======       ====        ======      ======        ===

1995:
  Note payable -
    bank ..............      $5,169       8.09%       $6,582      $5,585        7.9%
                             ======       ====        ======      ======        ===

1994:
  Note payable -
    bank ..............      $5,428       5.97%       $5,728      $4,505        6.2%
                             ======       ====        ======      ======        ===

(A) See Note 5 of notes to combined financial statements.

(B) Calculated using average monthly loan balances and actual interest expense.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)


         Column A                                        Column B
         --------                                        --------
                                                     Charged to Costs
         Item (A)                                       and Expenses
         --------                                       ------------
                                              1996           1995           1994
                                              ----           ----           ----
Maintenance and repairs ...........         $  268         $  243         $  345
                                            ======         ======         ======
Real estate taxes .................         $2,090         $1,790         $1,375
                                            ======         ======         ======

(A) Amounts for other items were less than 1% of revenue in all years.

                                                 FIRST REAL ESTATE INVESTMENT TRUST
                                                    OF NEW JERSEY AND AFFILIATE
                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          OCTOBER 31, 1996
                                                     (In Thousands of Dollars)

     Column A                                  Column B          Column C             Column D                 Column E
     --------                                  --------          --------             --------                 --------
                                                                                  Costs Capitalized
                                                               Initial Cost          Subsequent            Gross Amount at Which
                                                                to Company         to Acquisition       Carried at Close of Period
                                                                      Buildings                                  Buildings
                                                 Encum-                  and                  Carrying              and
    Description                                 brances      Land   Improvements Improvements  Costs    Land   Improvements Total(1)
    -----------                                 -------      ----   ------------ ------------  -----    ----   ------------ --------
Garden apartments:
    Sheridan Apts.,
        Camden, NJ .........................               $   117    $   360    $   849               $   117    $ 1,209    $ 1,326
    Grandview Apts., Has-
        brouck Heights, NJ .................                    22        180        175                    22        355        377
    Lakewood Apts., Lake-
        wood, NJ ...........................                    11        396        155                    11        551        562
    Hammel Gardens, May-
        wood, NJ ...........................                   313        728        622                   313      1,350      1,663
    Palisades Manor,
        Palisades Park, NJ .................                    12         81         80                    12        161        173
    Steuben Arms, River
        Edge, NJ ...........................                   364      1,773        329                   364      2,102      2,466
    Heights Manor, Spring
        Lake Heights, NJ ...................    $   222        109        974        301                   109      1,275      1,384
    Berdan Court, Wayne
        NJ .................................                   250      2,206        961                   250      3,167      3,417
    Westwood Hills,
        Westwood, NJ .......................     10,346      3,849     11,540        199                 3,849     11,739     15,588

Commercial property:
    Glen Rock, NJ ..........................                    12         36         22                    12         58         70

Shopping centers:
    Franklin Lakes
        Shopping Center,
        Franklin Lakes, NJ .................                    29        380      1,214                    29      1,594      1,623
    Westridge Shopping
      Center, Frederick,
      MD ...................................     18,068      9,135     19,159        336                 9,135     19,495     28,630
    Westwood Shopping
        Center, Westwood,
        NJ .................................      5,319      6,889      6,416        411                 6,889      6,827     13,716

Vacant land:
  Franklin Lakes, NJ .......................                   224                          $     8        232                   232
    Rockaway, NJ ...........................                 1,683                              384      2,067                 2,067
    South Brunswick, NJ ....................                    80                               93        173                   173
                                                -------    -------    -------    -------    -------    -------    -------    -------
           Totals ..........................    $33,955    $23,099    $44,229    $ 5,654    $   485    $23,584    $49,883    $73,467
                                                =======    =======    =======    =======    =======    =======    =======    =======

                               FIRST REAL ESTATE INVESTMENT TRUST
                                   OF NEW JERSEY AND AFFILIATE

                     SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        OCTOBER 31, 1996
                                    (In Thousands of Dollars)
                                          (continued)

                                       Column F     Column G     Column H            Column I
                                       --------     --------     --------            --------
                                                                                      Which
                                     Accumulated     Date of       Date            Depreciation
    Description                      Depreciation  Construction   Acquired          is Computed
    -----------                      ------------  ------------   --------          -----------
Garden apartments:
    Sheridan Apts.,
        Camden, NJ ..............    $   629           1950         1964             7-40 years
    Grandview Apts., Has-
        brouck Heights, NJ ......        218           1925         1964             7-40 years
    Lakewood Apts., Lake-
        wood, NJ ................        405           1960         1962             7-40 years
    Hammel Gardens, May-
        wood, NJ ................        676           1949         1972             7-40 years
    Palisades Manor,
        Palisades Park, NJ ......        104          1935/70       1962             7-40 years
    Steuben Arms, River
        Edge, NJ ................      1,065           1966         1975             7-40 years
    Heights Manor, Spring
        Lake Heights, NJ ........        791           1967         1971             7-40 years
    Berdan Court, Wayne
        NJ ......................      2,072           1964         1965             7-40 years
    Westwood Hills,
        Westwood, NJ ............        731           1966         1994             7-40 years

Commercial property:
    Glen Rock, NJ ...............         45           1940         1962          10-31.5 years

Shopping centers:
    Franklin Lakes
        Shopping Center,
        Franklin Lakes, NJ ......        337          1963/75       1966            10-50 years
    Westridge Shopping
        Center, Frederick,
        MD ......................      2,875           1986         1992          15-31.5 years
    Westwood Shopping
        Center, Westwood,
        NJ ......................      1,826           1981         1988          15-31.5 years

Vacant land:
    Franklin Lakes, NJ ..........                                   1966/93
    Rockaway, NJ ................                                   1964/92/93
    South Brunswick, NJ .........                                   1964
                                     -------
           Totals ...............    $11,774
                                     =======

(1)     Aggregate cost is the same for Federal income tax purposes.

                           FIRST REAL ESTATE INVESTMENT TRUST
                              OF NEW JERSEY AND AFFILIATE

                 SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               (In Thousands of Dollars)



Reconciliation of real estate and accumulated depreciation:

                                                     1996          1995          1994
                                                  --------      --------      --------
Real estate:
    Balance, beginning of year ..............     $ 72,528      $ 71,884      $ 56,080

    Additions:
        Land ................................                                    3,849
        Building and improvements ...........          959           691        11,927
        Carrying costs ......................           20            (7)           28

    Deductions - write-off of fully depre-
        ciated assets .......................          (40)          (40)
                                                  --------      --------      --------
    Balance, end of year ....................     $ 73,467      $ 72,528      $ 71,884
                                                  ========      ========      ========


Accumulated depreciation:
    Balance, beginning of year ..............     $ 10,204      $  8,708      $  7,433

    Additions - charged to operating expenses        1,610         1,536         1,275

    Deductions - write-off of fully depre-
        ciated assets .......................          (40)          (40)
                                                  --------      --------      --------
    Balance, end of year ....................     $ 11,774      $ 10,204      $  8,708
                                                  ========      ========      ========

