Form 10-Q
period 1997-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1997-04-01
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1997                   Commission File No. 2-48728


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.) Combined Balance Sheets for January 31, 1997 and October 31, 1996;

                  b.) Combined Statements of Income and Undistributed Earnings for Three Months Ended January 31,1997 and 1996;

                  c.) Combined Statements of Cash Flows for Three Months Ended January 31, 1997 and 1996;

         Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition


Part II: Other Information

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                             COMBINED BALANCE SHEETS
                      JANUARY 31, 1997 AND OCTOBER 31, 1996
                                   (Unaudited)



                                                          January        October
          ASSETS                                         31, 1997       31, 1996
                                                         ---------      --------
                                                               (In Thousands
                                                                of Dollars)
Real estate, at cost, net of accumulated
    depreciation ...................................       $61,631       $61,693
Equipment, at cost, net of accumulated
    depreciation of $629,000 and $618,000 ..........           258           257
Cash ...............................................           468           243
Tenants' security accounts .........................           996           999
Sundry receivables .................................           462           555
Prepaid expenses and other assets ..................           957         1,209
Deferred charges, net ..............................           282           266
                                                           -------       -------

          Totals ...................................       $65,054       $65,222
                                                           =======       =======
          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ..............................       $33,786       $33,955
  Note payable - bank ..............................         6,091         5,662
    Accounts payable and accrued expenses ..........           327           347
    Dividends payable ..............................           546         1,029
    Tenants' security deposits .....................         1,095         1,098
    Deferred revenue ...............................           126           259
                                                           -------       -------
          Total liabilities ........................        41,971        42,350
                                                           -------       -------

Minority interest ..................................         2,935         2,888
                                                           -------       -------
Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
    value; 1,560,000 shares authorized;
    1,559,788 shares issued and outstanding ........        19,314        19,314
    Undistributed earnings .........................           834           670
                                                           -------       -------
          Total shareholders' equity ...............        20,148        19,984
                                                           -------       -------

           Totals ..................................       $65,054       $65,222
                                                           =======       =======
                  See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)

                       INCOME                             1997            1996
                       ------                             ----            ----
                                                            (In Thousands
                                                             of Dollars,
                                                              Except per
                                                            Share Amounts)
Rental revenue:
    Rental income ..............................        $ 3,102         $ 2,990
    Real estate taxes reimbursed ...............            262             392
    Common area maintenance reimbursed .........             66             185
    Sundry income ..............................             43              43
                                                        -------         -------
        Totals .................................          3,473           3,610
                                                        -------         -------

Rental expenses:
    Operating expenses .........................            731             798
  Management fees ..............................            150             141
    Real estate taxes ..........................            529             649
    Interest ...................................            744             758
    Depreciation ...............................            397             384
                                                        -------         -------
        Totals .................................          2,551           2,730
                                                        -------         -------

Income from rental operations ..................            922             880
                                                        -------         -------

Other income (expense):
    Interest income ............................              1               4
    Interest expense ...........................           (118)           (111)
    General and administrative .................            (45)            (55)
                                                        -------         -------
        Totals .................................           (162)           (162)
                                                        -------         -------

Income before minority interest ................            760             718
Minority interest ..............................            (47)            (29)
                                                        -------         -------

Income before state income taxes ...............            713             689
Provision for state income taxes ...............              3
                                                        -------         -------

Net income .....................................        $   710         $   689
                                                        =======         =======

Earnings per share .............................        $   .46         $   .44
                                                        =======         =======

            COMBINED STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)
                                   (continued)

     UNDISTRIBUTED EARNINGS                               1997            1996
     ----------------------                               ----            ----
                                                            (In Thousands
                                                             of Dollars,
                                                              Except per
                                                            Share Amounts)
Balance, beginning of period ...................        $   670         $   675
Net income .....................................            710             689
Less dividends .................................           (546)           (546)
                                                        -------         -------

Balance, end of period .........................        $   834         $   818
                                                        =======         =======

Dividends per share ............................        $   .35         $   .35
                                                        =======         =======




                  See Notes to Combined Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                        COMBINED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)

                                                               1997         1996
                                                              -------      -------
                                                                   (In Thousands
                                                                     of Dollars)
Operating activities:
    Net income ..........................................     $   710      $   689
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ...................         414          404
        Deferred revenue ................................        (133)         (45)
      Minority interest .................................          47           29
        Changes in operating assets and liabilities:
           Tenants' security accounts ...................           3           (5)
           Sundry receivables, prepaid expenses and other
        assets ..........................................         155         (207)
           Deferred charges .............................         171           93
           Accounts payable and accrued expenses ........         (20)          26
           Tenants' security deposits ...................          (3)           5
                                                              -------      -------
               Net cash provided by operating activities        1,344          989
                                                              -------      -------

Investing activities - capital expenditures .............        (350)        (197)
                                                              -------      -------

Financing activities:
    Dividends paid ......................................      (1,029)      (1,154)
    Proceeds from note payable - bank ...................         429          555
    Repayment of mortgages ..............................        (169)        (155)
                                                              -------      -------
               Net cash used in financing activities ....        (769)        (754)
                                                              -------      -------

Net increase in cash ....................................         225           38
Cash, beginning of period ...............................         243          533
                                                              -------      -------

Cash, end of period .....................................     $   468      $   571
                                                              =======      =======
Supplemental disclosure of cash flow data:
    Interest paid .......................................     $   862      $   869
                                                              =======      =======

Supplemental schedule of noncash financing activities:
    Dividends declared but not paid amounted to $546,000 at January 31, 1997 and 1996.

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

                    Basis of presentation:
                       The combined financial information included herein as at January 31, 1997 and for the three months ended January 31, 1997 and 1996 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the combined financial position as of that date and the combined results of operations for those periods. The information in the combined balance sheet as of October 31, 1996 was derived from the Trust's audited annual report for 1996.

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

                    Cash:
                       The Trust and its Affiliate maintain their cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 1997 and Octo- ber 31, 1996, the Trust had no cash equivalents.

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

                    Advertising:
                       The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $5,000 and $30,000 for the three months ended January 31, 1997 and 1996, respectively.

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

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three month periods ended January 31, 1997 and 1996.


Note 2 - Real estate:
                    Real estate consists of the following:

                                                 Range of
                                                 Estimated             January          October
                                                Useful Lives          31, 1997         31, 1996
                                                ------------          --------         --------
                                                                            (In Thousands
                                                                             of Dollars)
         Land                                                          $21,631         $21,112
         Unimproved land                                                 2,240           2,472
         Apartment buildings                      7-40 years            22,162          21,909
         Commercial buildings                  25-31.5 years                58              58
         Shopping centers                        15-50 years            26,323          26,947
         Construction in
           progress                                                      1,042             969
                                                                       -------         -------
                                                                        73,456          73,467
         Less accumulated depreciation
                                                                        11,825          11,774
                                                                       -------         -------

              Totals                                                   $61,631         $61,693
                                                                       =======         =======

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS


Note 3 - Mortgages payable:
                    Mortgages payable consist of the following:


                                                      January           October
                                                     31, 1997          31, 1996
                                                      -------           -------
                                                            (In Thousands
                                                             of Dollars)
         State Mutual Life Insurance Co. (A)          $17,991           $18,068
         Travelers Insurance (B)                        5,286             5,319
         USG Annuity (C)                               10,308            10,346
         Summit Bank (D)                                  201               222
                                                      -------           -------

             Totals                                   $33,786           $33,955
                                                      =======           =======

                       (A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $25,601,000.

                       (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,832,000.

                       (C) Payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due. The mortgage is secured by an apartment complex in Westwood, New Jersey having a net book value of approximately $14,864,000.

                       (D) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $618,000. One of the directors of the bank is a trustee of the Trust.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS


                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to January 31, 1997 are as follows:

                       Year Ending
                       January 31,                                     Amount
                       -----------                                     ------
                          1998                                         $18,378
                          1999                                             421
                          2000                                             365
                          2001                                             386
                          2002                                           4,867

                    The carrying amount of mortgages payable approximates fair value at January 31, 1997.


Note 4 - Note payable - bank:
                    Note payable - bank consists of borrowings under a $20,000,000 revolving line of credit agreement with Summit Bank which expires on June 30, 1997. The first $10,000,000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus 1/2% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey, an apartment complex in Westwood, New Jersey, and any vacant land owned by the Trust.


Note 5 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $39,023,000 at January 31, 1997 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to January 31, 1997 are as follows:

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 5 - Commitments and contingencies:
                    Leases:
                       Commercial tenants: (continued)

                       Year Ending
                       January 31,                                     Amount
                       -----------                                     ------
                         1998                                          $ 3,696
                         1999                                            3,438
                         2000                                            3,015
                         2001                                            2,588
                         2002                                            2,340
                         Thereafter                                      9,624
                                                                       -------
                         Total                                         $24,701
                                                                       =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Frank- lin Lakes, New Jersey having a net book value of approximately $1,590,000 at January 31, 1997. Management closed the shopping center on September 1, 1995 except for one tenant who vacated the premises on November 1, 1996. Commencement of a complete refurbishing of the premises is currently in progress and it is expected to be open for operations in the Fall of 1997. The cost of refurbishing is currently anticipated to approximate $10,000,000.

                           Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three months ended January 31, 1997 and 1996 were not material.

                       Residential tenants:
                           Lease terms for residential tenants are usually one year or less.

                       FIRST REAL ESTATE INVESTMENT TRUST
                           OF NEW JERSEY AND AFFILIATE

                     NOTES TO COMBINED FINANCIAL STATEMENTS



Note 5 - Commitments and contingencies (concluded):
                    Acquisition:
                       The Trust has entered into a contract to purchase a 64,000 square foot shopping center to be constructed in Patchogue, New York for approximately $11,400,000 including commissions and estimated professional fees. The contract to purchase the Patchogue center is contingent upon the construction being completed during the Spring of 1997.

                    Standby letters of credit:
                       At January 31, 1997, the Trust is obligated under irrevocable standby letters of credit of approximately $1,550,000 in connection with certain required land improvements at the Franklin Lakes shopping center.


Note 6 - Management agreement:
                    The properties owned by the Trust and the Affiliate are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $150,000 and $141,000 for the three months ended January 31, 1997 and 1996, respectively.


Note 7 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.



                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the attached financial statements and notes thereto, and the Registrant's audited financial statements and notes thereto for Fiscal Year ended October 31, 1996.

Results of Operations

         The earnings per share were $0.46 for the First Quarter 1997 as compared to $0.44 per share for the First Quarter of 1996.

         The increase in earnings was realized despite the fact the Franklin Lakes Shopping Center, as discussed in Part II, Item 5 hereinafter, was closed for operations in the fall of 1996.

         Rental income increased from $2,990,000 for the First Quarter of 1996 to $3,102,000 for the First Quarter of 1997. The increase in income from rental operations, which was $922,000 for the First Quarter 1997 and $880,000 for the same period in 1996, was due to a decrease in operating expenses and real estate taxes. The decrease in operating expenses was due, in large part, to a mild winter in 1996-1997 as compared with the prior fiscal year resulting in diminished heating and snow removal costs.

Financial Condition

         The Registrant continues to generate cash sufficient to meet all of its operational needs. Registrant does not anticipate that it will be required to borrow funds to sustain the current dividend payment schedule of $0.35 per share for each of the first three quarters of Fiscal Year 1997.

PART II.          OTHER INFORMATION

Item 5.  Other Information

                  A)    Franklin   Lakes,   New  Jersey   Shopping  Center  (the
                        "Franklin Lakes Center"

                        The Registrant closed the Franklin Lakes Center in December, 1996. Demolition of the Center was completed during January, 1997.

                        The   Registrant  is  in  the  process  of   negotiating
                        contracts with third party contractors for the construction of a new center containing approximately 88,000 square feet of leasable space. The Registrant anticipates that construction will begin prior to March 1, 1997 and that the new center will be operational before January 1, 1998.

                        The Registrant authorized the payment of the following fees to Hekemian & Co., Inc., its managing agents:

                            a) $125,000 in consideration for all work completed in securing governmental approvals in connection with the new center;

                            b) $150,000 in consideration for the planning, coordination and oversight in connection with the construction of the new center.

                        In addition, Registrant has agreed to negotiate an agreement pursuant to which Hekemian & Co., Inc. will be paid a fee for negotiating all leases for the new center.

                  B)    Patchogue,  New York  Shopping  Center  (the  "Patchogue
                        Center")

                        The Registrant anticipates that the Patchogue Center will be completed by May 1, 1997. As a result, it expects to close title for the center on or about June 1, 1997.

                        The Registrant authorized the payment of a fee in the amount of $390,000 to Hekemian & Co., Inc. for all work which it performed in the acquisition and the monitoring of construction of the Patchogue Center.

                  C)    Line of Credit with Summit Bank

                        The Line of Credit with Summit Bank was extended for a six month interim period. The Registrant expects that the Line of Credit will be extended for a period of one or two years based at the end of the interim period.

Item 6.  Exhibits and Reports on Form 8-K

                  The Registrant did not file any 8-K Reports during the First Quarter 1997.

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




Date April 1, 1997



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