Form 10-K/A
period 1996-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1997-06-24
CIK 36840

1996

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended October 31, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ____________ to __________

                          Commission File No. 2-27018.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             (exact name of registrant as specified in its charter)

New Jersey                                                I.R.S. No. 22-1697095
-------------------------------                           ----------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

505 Main Street, P.O. BOX 667
Hackensack, New Jersey                                           07602
----------------------------------------                       ----------
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

         Yes  [ X ]                    No  [   ]

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. [ X ]

        Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 31, 1996 - $20,413,000

               Number of Shares of Common Stock outstanding as of
                          December 31, 1996 - 1,559,788

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

                                      10K/A

                                TABLE OF CONTENTS

                                     PART II

         ITEM 6.           SELECTED FINANCIAL DATA

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS

                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                  1. Financial Statements (the attached Financial Statements reflect a change in the accounting method for Westwood Hills, L.L.C. to the equity method rather than the consolidated method)

                  (A)      Financial Statements of Registrant:

                  (i) Report of Independent Public Accountant for Registrant, J.H. Cohn, LLP

                  (ii)              Balance Sheets as of October 31, 1996 and
                                    1995

                  (iii) Statements of Income and Undistributed Earnings Years ended October 31, 1996, 1995 and 1994

                  (iv) Statements of Cash Flows Years ended October 31, 1996, 1995 and 1994

                  (v)               Notes to Financial Statements

                  (B)      Financial Statements of Affiliate:

                  (i) Report of Independent Public Accountant for Affiliate, J.H, Cohn, LLP

                  (ii)              Balance Sheets as of October 31, 1996 and
                                    1995

                  (iii) Statements of Income and Members' Equity Years ended October 31, 1996, 1995 and 1994

                  (iv) Statements of Cash Flows Years ended October 31, 1996, 1995 and 1994

                  (v)               Notes to Financial Statements

                  2.       Financial Statement Schedules.

                  (i)               Short-Term Borrowings.

                  (ii)              Supplementing Income Statement Information.

                  (iii)             Real Estate and Accumulated Depreciation.

Item 6. SELECTED FINANCIAL DATA

                                               As of or for the Year Ended October 31,
                                     1996          1995          1994          1993          1992
                                  --------      --------      --------      --------      --------
                                                   (In Thousands of Dollars, Except
                                                         Per Share Amounts)
Operating data:
    Rental revenue ..........     $ 11,318      $ 11,038      $ 10,279      $  9,948      $  8,465
    Rental expenses .........        8,091         7,585         7,479         7,268         5,899
                                  --------      --------      --------      --------      --------

    Income from rental opera-
        tions ...............        3,227         3,453         2,800         2,680         2,566
    Other income ............           99            86            56             4           136
                                  --------      --------      --------      --------      --------

                                     3,326         3,539         2,856         2,684         2,702
    Other expenses ..........         (664)         (753)         (473)         (389)         (264)
                                  --------      --------      --------      --------      --------

    Net income ..............     $  2,662      $  2,786      $  2,383      $  2,295      $  2,438
                                  ========      ========      ========      ========      ========


Balance sheet data:
    Total assets ............     $ 51,674      $ 51,838      $ 52,398      $ 51,356      $ 50,064
                                  ========      ========      ========      ========      ========

    Long-term obligations ...     $ 23,609      $ 24,110      $ 24,564      $ 24,963      $ 25,341
                                  ========      ========      ========      ========      ========


Per share data:
    Earnings per share ......     $   1.71      $   1.79      $   1.53      $   1.47      $   1.56
                                  ========      ========      ========      ========      ========


    Dividends per share .....     $   1.71      $   2.53      $   1.62      $   1.56      $  1.765
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

         Rental revenues for the fiscal year ended October 31, 1996, were $11,318,000.00 as compared to $11,038,000.00 for the same period in 1995. The rental expenses increased to $8,091,000.00 for 1996 as compared to $7,585,000.00 for 1995.

         The Registrant's net income for the fiscal year 1996 was $2,662,000.00 or $1.71 per share as compared to a net income of $2,786,000.00 for fiscal year 1995 or $1.79 per share.

         As discussed in Note 1 of the Financial Statements which appear at Item 14 hereof the Registrant has changed its method of accounting for its investment in the Westwood Hills, L.L.C. Prior to the date of this 10K/A, the Registrant prepared its Financial Statements on a consolidated basis. Since the Registrant does not, however, maintain unilateral control over the Westwood Hills, L.L.C. it has been determined that the equity method of accounting would be more appropriate. The equity method was adopted retroactivity. As a result, the 1996 financial statements have been restated to reflect the foregoing accounting change.

         In addition, the Registrant will use the equity method of accounting with respect to Westwood Hills, L.L.C. as of fiscal year 1997.

         (b)      Results of Operations.

         1.       Fiscal Year 1996.

         The rental income for fiscal year ended October 31, 1996 was $9,589,000.00 as compared with $9,503,000.00 for fiscal year 1995. The rental income on a year to year basis was relatively flat reflecting the fact that since 1995 the Registrant's properties have been almost fully rented with the exception of the Franklin Lakes Shopping Center which is being allowed to move to total vacancy pending the construction of a new center at the Registrant's Franklin Lakes, New Jersey property.

         The rental income increase of approximately 2.8%, on a year to year comparison basis, was due to the Registrant's policy to raise rents whenever possible consistent with market conditions while maintaining its vacancy factor at an acceptable level.

         While operating expenses were $2,381,000.00 for fiscal year 1996 when compared to $2,132,000.00 for fiscal year 1995, the increases were principally due to increased snow removal costs of approximately $163,000.00 and utility costs of approximately $41,000.00. These costs reflect the severe winter of 1995-1996 in the Northeast which was an unusual event.

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

         During the demolition and construction of the new Franklin Lakes Shopping Center the costs of construction, including all interest on any construction loan and real property taxes, will be incurred by the Registrant. In accordance with generally accepted accounting principles, the costs will be capitalized. As a result, Registrant's expenses during fiscal year 1997 will, except for the period of time after October 31, 1996 (the last day of fiscal year 1996) to the first day of construction (sometime during January or February, 1997 weather permitting) will not be reflected in its expenses for fiscal year 1997. The effect of the foregoing is that while expenses are being incurred from a cash point of view, the items which would ordinarily be expenses will be capitalized for fiscal year 1997.

         Real Estate Taxes increased $232,000.00 or 15.4% in 1996. Approximately 91.4% of the increase in real estate taxes is due from commercial properties which taxes are reimbursed by commercial tenants. While real estate taxes are beginning to level off after the assessment increases of 1994, the Registrant is vigorously appealing the increased assessments that resulted in the higher taxes.

         Registrant also took various write-offs in fiscal year 1996 for accrued rent together with other matters.

         The Registrant believes that while expenses have increased at a faster rate than rental revenue for the years 1994 through 1996 such increases do not represent an irreversible trend. As Registrant's commercial property becomes vacant, Registrant expects to be in a position to re-lease the space for higher rentals than presently being realized. In addition, both the new center being constructed in Franklin Lakes, New Jersey and the Patchogue Shopping Center are expected to make positive contributions to the Registrant's net income once they are open for business.

         2.       Fiscal Year 1995.

         The Registrant's net income for fiscal year 1995 was $2,786,000.00 or $1.79 per share as compared to $2,383,000.00 for fiscal year 1994 or $1.53 per share.

         Rental income for the fiscal year ended October 31, 1995 increased $491,000.00 or 5.4%, to $9,503,000.00 from $9,012,000.00 for the prior fiscal year ended October 31, 1994. Adjusting out Franklin Lakes, commercial Rental Income increased 8.7%, reflecting the leasing in the prior fiscal year, of vacant commercial space. Rental income from residential properties increased approximately 5%, reflecting higher rental rates than in the previous fiscal year.

         Real  estate  tax   reimbursements   increased   $272,000.00   or  42%,
representing higher real estate tax expense charges at commercial properties.

         Operating expenses for the fiscal year ended October 31, 1995 declined $139,000.00 or 6.1%, reflecting lower snow removal costs and utility cost.

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

         Other than the apartment rehabilitation program described above, the Registrant has made no commitments, and has no understandings for additional capital expenditures except with respect to the redevelopment of the Franklin Lakes Shopping Center and the purchase of the Patchogue Shopping Center described in detail at Item 1(C)(d)(i) and (ii) at Pages 7 and 8 hereof.

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

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K

(A) List of all documents to be filed as a part of this 10-K Report:

         1.       Financial Statements.

                  (A)      Financial Statements of Registrant:

                  (i) Report of Independent Public Accountant for Registrant, J.H. Cohn, LLP

                  (ii)              Balance Sheets as of October 31, 1996  and
                                    1995

                  (iii) Statements of Income and Undistributed Earnings Years ended October 31, 1996, 1995 and 1994

                  (iv) Statements for Cash Flows Years ended October 31, 1996, 1995 and 1994

                  (v)               Notes to Financial Statements

                  (B)      Financial Statements of Affiliate:

                  (i) Report of Independent Public Accountant for Affiliate, J.H. Cohn, LLP

                  (ii)              Balance Sheets as of October 31, 1996 and
                                    1995

                  (iii) Statements of Income and Members' Equity Years ended October 31, 1996, 1995 and 1994

                  (iv) Statements of Cash Flows Years ended October 31, 1996, 1995 and 1994

                  (v)               Notes to Financial Statements

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and the Power of Attorney contained in the Registrant's 10-K filed on January 30, 1997, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June 24, 1997           First Real Estate Investment Trust of New Jersey


                                        By: /s/Robert S. Hekemian
                                            ------------------------------------
                                                   Robert S. Hekemian,
                                            Chairman of the Board and Chief
                                                    Executive Officer

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY




                        INDEX TO FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))





(A)      FINANCIAL STATEMENTS OF REGISTRANT:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

             BALANCE SHEETS
                OCTOBER 31, 1996 AND 1995

             STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

             STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

             NOTES TO FINANCIAL STATEMENTS


(B)      FINANCIAL STATEMENTS OF AFFILIATE:

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

           BALANCE SHEETS
               OCTOBER 31, 1996 AND 1995

           STATEMENTS OF INCOME AND MEMBERS' EQUITY
               YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

           STATEMENTS OF CASH FLOWS
               YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

           NOTES TO FINANCIAL STATEMENTS


(C)      FINANCIAL STATEMENT SCHEDULES:

           IX  - SHORT-TERM BORROWINGS

           X   - SUPPLEMENTARY INCOME STATEMENT INFORMATION

           XI  - REAL ESTATE AND ACCUMULATED DEPRECIATION


         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders
First Real Estate Investment
  Trust of New Jersey


We have audited the accompanying balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY as of October 31, 1996 and 1995, and the related statements of income and undistributed earnings and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey as of October 31, 1996 and 1995, and its results of operations and cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the accompanying financial statements have been restated to reflect a change in the method of accounting for the Trust's investment in affiliate.

Our audits referred to above included the information in Schedules IX, X and XI which present fairly, when read in conjunction with the financial statements, the information required to be set forth therein.



                                                    /s/J. H. Cohn LLP
                                                    -----------------
                                                    J. H. COHN LLP
Roseland, New Jersey
December 3, 1996

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 BALANCE SHEETS
                            OCTOBER 31, 1996 AND 1995

        ASSETS                                               1996          1995
                                                           -------       -------
                                                                (In Thousands
                                                                 of Dollars)
Real estate, at cost, net of accumulated
    depreciation ...................................       $46,836       $47,255
Equipment, at cost, net of accumulated
    depreciation of $608,000 and $551,000 ..........           186           181
Investment in affiliate ............................         1,924         1,972
Cash ...............................................           189           465
Tenants' security accounts .........................           754           726
Sundry receivables .................................           537           247
Prepaid expenses and other assets ..................         1,090           786
Deferred charges, net ..............................           158           206
                                                           -------       -------

          Totals ...................................       $51,674       $51,838
                                                           =======       =======


        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ..............................       $23,609       $24,110
    Note payable - bank ............................         5,662         5,169
    Accounts payable and accrued expenses ..........           278           332
    Dividends payable ..............................         1,029         1,154
    Tenants' security deposits .....................           853           827
    Deferred revenue ...............................           259           257
                                                           -------       -------
          Total liabilities ........................        31,690        31,849
                                                           -------       -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
       value; 1,560,000 shares authorized;
       1,559,788 shares issued and outstanding .....        19,314        19,314
    Undistributed earnings .........................           670           675
                                                           -------       -------
          Total shareholders' equity ...............        19,984        19,989
                                                           -------       -------

           Totals ..................................       $51,674       $51,838
                                                           =======       =======


                    See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994



                    INCOME                     1996          1995          1994
                                           --------      --------      --------
                                                  (In Thousands of Dollars,
                                                   Except per Share Amounts)
Rental revenue:
    Rental income ....................     $  9,589      $  9,503      $  9,012
    Real estate taxes reimbursed .....        1,126           914           642
    Common area maintenance reimbursed          442           466           472
    Sundry income ....................          161           155           153
                                           --------      --------      --------
        Totals .......................       11,318        11,038        10,279
                                           --------      --------      --------

Rental expenses:
    Operating expenses ...............        2,381         2,132         2,271
    Management fees ..................          476           470           451
    Real estate taxes ................        1,739         1,507         1,284
    Interest .........................        2,200         2,242         2,281
    Depreciation .....................        1,295         1,234         1,192
                                           --------      --------      --------
        Totals .......................        8,091         7,585         7,479
                                           --------      --------      --------

Income from rental operations ........        3,227         3,453         2,800
                                           --------      --------      --------

Other income (expense):
    Equity in income of affiliate ....           92            81            51
    Interest income ..................            7             5             5
    Interest expense .................         (465)         (502)         (279)
    General and administrative .......         (187)         (245)         (185)
                                           --------      --------      --------
        Totals .......................         (553)         (661)         (408)
                                           --------      --------      --------

Income before state income taxes .....        2,674         2,792         2,392

Provision for state income taxes .....           12             6             9
                                           --------      --------      --------

Net income ...........................     $  2,662      $  2,786      $  2,383
                                           ========      ========      ========


Earnings per share ...................     $   1.71      $   1.79      $   1.53
                                           ========      ========      ========

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                  (continued)



                                             1996          1995          1994
                                           --------      --------      --------
                                                  (In Thousands of Dollars,
                                                   Except per Share Amounts)
            UNDISTRIBUTED EARNINGS

Balance, beginning of year ...........     $    675      $  1,834      $  1,978
Net income ...........................        2,662         2,786         2,383
Less dividends .......................       (2,667)       (3,945)       (2,527)
                                           --------      --------      --------

Balance, end of year .................     $    670      $    675      $  1,834
                                           ========      ========      ========

Dividends paid per share .............     $   1.71      $   2.53      $   1.62
                                           ========      ========      ========



                       See Notes to Financial Statements.

                      FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                  STATEMENTS OF CASH FLOWS
                         YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                           1996         1995        1994
                                                         -------      -------      -------
                                                              (In Thousands of Dollars)
Operating activities:
    Net income .....................................     $ 2,662      $ 2,786      $ 2,383
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ..............       1,333        1,306        1,237
        Equity in income of affiliate ..............         (92)         (81)         (51)
        Deferred revenue ...........................           2           43           85
        Changes in operating assets and liabilities:
           Tenants' security accounts ..............         (28)         (47)          (5)
           Sundry receivables, prepaid expenses
             and other assets ......................        (585)        (215)        (206)
           Accounts payable and accrued expenses ...         (54)          65           24
           Tenants' security deposits ..............          26           51            9
           Other liabilities .......................                                   (42)
                                                         -------      -------      -------
               Net cash provided by operating
                 activities ........................       3,264        3,908        3,434
                                                         -------      -------      -------

Investing activities:
    Capital expenditures ...........................        (880)        (590)        (416)
    Investment in affiliate ........................                                (2,440)
    Distributions from affiliate ...................         140          440          160
                                                         -------      -------      -------
               Net cash used in investing activities        (740)        (150)      (2,696)
                                                         -------      -------      -------

                      FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                  STATEMENTS OF CASH FLOWS
                         YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                        (continued)


                                                           1996         1995        1994
                                                         -------      -------      -------
                                                              (In Thousands of Dollars)
Financing activities:
    Dividends paid .................................      (2,792)      (2,791)      (2,527)
    Deferred charges ...............................                                   (37)
    Proceeds from note payable - bank ..............       3,339        2,791        7,884
    Repayment of note payable - bank ...............      (2,846)      (3,050)      (6,376)
    Repayment of mortgages .........................        (501)        (454)        (399)
                                                         -------      -------      -------
               Net cash used in financing activities      (2,800)      (3,504)      (1,455)
                                                         -------      -------      -------

Net increase (decrease) in cash ....................        (276)         254         (717)
Cash, beginning of year ............................         465          211          928
                                                         -------      -------      -------

Cash, end of year ..................................     $   189      $   465      $   211
                                                         =======      =======      =======


Supplemental disclosure of cash flow data:
    Interest paid ..................................     $ 2,883      $ 2,528      $ 2,571
                                                         =======      =======      =======

    Income taxes paid ..............................     $     8      $     7      $     7
                                                         =======      =======      =======


Supplemental schedule of noncash investing and financing  activities:
Dividends declared but not paid amounted to $1,029,000 and $1,154,000 at October
31, 1996 and 1995, respectively.


                             See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS



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

                    Investment in affiliate:
                       The Trust's 40% investment in Westwood Hills, LLC (the "Affiliate") is accounted for using the equity method.

                    Cash:
                       The Trust maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1996 and 1995, the Trust had no cash equivalents.

                    Depreciation:
                       Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Organization and significant accounting policies (concluded):
                    Revenue recognition:
                       Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between the Trust and commercial tenants generally provide for additional rentals based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to the Trust, when billed to tenants or ratably over the appropriate period.

                    Deferred charges:
                       Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

                    Advertising:
                       The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $49,000, $27,000 and $21,000 in 1996, 1995 and 1994, respectively.

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three years in the period ended October 31, 1996.

                    Change in accounting policy:
                       The Trust has changed its method of accounting for its investment in Affiliate. Previously, the accounts of the Affiliate were combined with those of the Trust on the basis of common control. However, in as much as the Trust does not maintain unilateral control over the Affiliate, the equity method of accounting for the investment is deemed to be more appropriate. Accordingly, the accompanying financial statements have been restated. The effect of the restatement was to reduce both total assets and total liabilities by $13,548,000 and $13,697,000 at October 31, 1996 and 1995, respectively, and reduce income from rental operations by $233,000, $205,000 and $127,000 for the years ended October 31, 1996, 1995 and 1994, respectively. The restatement had no effect on shareholders' equity, net income or earnings per share.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS



Note 2 - Investment in affiliate:
                    During May 1994, the Trust became a 40% member of the Affiliate, a newly formed limited liability company that is managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of the Affiliate are either trustees of the Trust or their families or officers of Hekemian.

                    On June 2, 1994, the Affiliate consummated the purchase of Westwood Properties, a residential apartment complex located in Westwood, New Jersey.

                    Summarized financial information of the Affiliate as of October 31, 1996 and 1995 and for each of the three years in the period ended October 31, 1996 is as follows:

                                                           1996            1995
                                                          -------        -------
                                                              (In Thousands
                                                               of Dollars)
Balance sheet data:
    Assets:
       Real estate and equipment, net ............        $14,928        $15,112
       Other .....................................            544            557
                                                          -------        -------

             Total assets ........................        $15,472        $15,669
                                                          =======        =======

    Liabilities and equity:
       Liabilities:
         Mortgage payable ........................        $10,346        $10,488
         Other ...................................            314            250
                                                          -------        -------
             Totals ..............................         10,660         10,738
                                                          -------        -------

      Members' equity:
         Trust ...................................          1,924          1,972
         Others ..................................          2,888          2,959
                                                          -------        -------
             Totals ..............................          4,812          4,931
                                                          -------        -------

             Total liabilities and equity ........        $15,472        $15,669
                                                          =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


                                                  1996        1995          1994
                                                ------       ------       ------
                                                    (In Thousands of Dollars)
Income statement data:

    Rental revenue ......................       $2,360       $2,212       $  883
    Rental expenses .....................        2,127        2,007          756
                                                ------       ------       ------

    Income from rental operations .......          233          205          127
    Other expenses ......................            3            1
                                                ------       ------       ------

    Net income ..........................       $  230       $  204       $  127
                                                ======       ======       ======

Note 3 - Real estate:
                    Real estate consists of the following:

                                                                   Range
                                                                of Estimated
                                                                Useful Lives         1996           1995
                                                                ------------         ----           ----
                                                                                       (In Thousands
                                                                                         of Dollars)
                      Land                                                         $17,263        $17,263
                      Unimproved land                                                2,472          2,452
                      Apartment buildings                         7-40 years        10,170          9,689
                      Commercial buildings                     25-31.5 years            58             58
                      Shopping centers                           15-50 years        26,947         26,859
                      Construction in progress                                         969            714
                                                                                   -------        -------
                                                                                    57,879         57,035
                      Less accumulated depreciation                                 11,043          9,780
                                                                                   -------        -------

                          Totals                                                   $46,836        $47,255
                                                                                   =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                                         1996          1995
                                                                       -------        -------
                                                                            (In Thousands
                                                                             of Dollars)
                       State Mutual Life Insurance Co. (A)             $18,068        $18,359
                       Travelers Insurance (B)                           5,319          5,444
                       Summit Bank (C)                                     222            307
                                                                       -------        -------

                           Totals                                      $23,609        $24,110
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

                       (C) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $627,000. One of the directors of the bank is a trustee of the Trust.

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 1996 are as follows:

                       Year Ending
                       October 31,                                   Amount
                       -----------                                   ------
                          1997                                       $18,295
                          1998                                           248
                          1999                                           208
                          2000                                           185
                          2001                                         4,673

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable (concluded):
                    Based on borrowing rates currently available to the Trust, the carrying amount of mortgages payable approximates fair value at October 31, 1996.


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
                                                                     =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies (concluded):
                    Leases  (concluded):
                       Commercial tenants (concluded):
                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $1,286,000 at October 31, 1996. Management closed the shopping center on September 1, 1995 except for one tenant who vacated the premises on November 1, 1996. Commencement of a complete refurbishing of the premises is scheduled to begin during January or February 1997 and it is expected to be open for operations in the Fall of 1997. The cost of the refurbishing, which has been put out for bid, is currently anticipated to approximate $10,000,000. Rental revenue derived from the shopping center was approximately $140,000, $207,000 and $310,000 in fiscal 1996, 1995 and 1994, respectively, and income from rental operations was approximately $30,000, $91,000 and $166,000, respectively.

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


Note 7 - Management agreement:
                    The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $476,000, $470,000 and $451,000 in 1996, 1995 and 1994,
                    respectively.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

                                      * * *

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                       SCHEDULE IX - SHORT-TERM BORROWINGS
                            (In Thousands of Dollars)



   Column A       Column B   Column C   Column D   Column E    Column F
   --------       --------   --------   --------   --------    --------

                                        Maximum    Average
                                         Amount     Amount    Weighted
                                          Out-       Out-      Average
 Category of       Balance   Weighted   standing   standing   Interest
 Aggregate           at      Average     During     During       Rate
 Short-Term        End of    Interest     the        the      During the
Borrowings (A)     Period      Rate      Period     Period    Period (B)
--------------     ------      ----      ------     ------    ----------
1996:
  Note payable -
    bank           $5,662      7.98%     $6,362     $5,683       8.2%
                   ======      ====      ======     ======       ===

1995:
  Note payable -
    bank           $5,169      8.09%     $6,582     $5,585       7.9%
                   ======      ====      ======     ======       ===

1994:
  Note payable -
    bank           $5,428      5.97%     $5,728     $4,505       6.2%
                   ======      ====      ======     ======       ===



(A)      See Note 5 of notes to financial statements.

(B) Calculated using average monthly loan balances and actual interest expense.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)


         Column A                                         Column B
         --------                                         --------

                                                      Charged to Costs
         Item (A)                                       and Expenses
                                            ------------------------------------
                                             1996           1995           1994
                                             ----           ----           ----
Maintenance and repairs ...........         $  252         $  219         $  331
                                            ======         ======         ======


Real estate taxes .................         $1,739         $1,507         $1,283
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

                                                 FIRST REAL ESTATE INVESTMENT TRUST
                                                    OF NEW JERSEY AND AFFILIATE
                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          OCTOBER 31, 1996
                                                     (In Thousands of Dollars)

     Column A                                  Column B          Column C             Column D                 Column E
     --------                                  --------          --------             --------                 --------
                                                                                  Costs Capitalized
                                                               Initial Cost          Subsequent            Gross Amount at Which
                                                                to Company         to Acquisition       Carried at Close of Period
                                                                      Buildings                                  Buildings
                                                 Encum-                  and                  Carrying              and
    Description                                 brances      Land   Improvements Improvements  Costs    Land   Improvements Total(1)
    -----------                                 -------      ----   ------------ ------------  -----    ----   ------------ --------
Garden apartments:
    Sheridan Apts.,
        Camden, NJ .........................               $   117    $   360    $   849               $   117    $ 1,209    $ 1,326
    Grandview Apts.,
        Hasbrouck Heights, NJ ..............                    22        180        175                    22        355        377
    Lakewood Apts.,
        Lakewood, NJ .......................                    11        396        155                    11        551        562
    Hammel Gardens,
        Maywood, NJ ........................                   313        728        622                   313      1,350      1,663
    Palisades Manor,
        Palisades Park, NJ .................                    12         81         80                    12        161        173
    Steuben Arms,
        River Edge, NJ .....................                   364      1,773        329                   364      2,102      2,466
    Heights Manor, Spring
        Lake Heights, NJ ...................    $   222        109        974        301                   109      1,275      1,384
    Berdan Court, Wayne,  NJ................                   250      2,206        961                   250      3,167      3,417


Commercial property:
    Glen Rock, NJ ..........................                    12         36         22                    12         58         70

Shopping centers:
    Franklin Lakes
        Shopping Center,
        Franklin Lakes, NJ .................                    29        380      1,214                    29      1,594      1,623
    Westridge Shopping
      Center, Frederick, MD ................     18,068      9,135     19,159        336                 9,135     19,495     28,630
    Westwood Shopping
        Center, Westwood, NJ ...............      5,319      6,889      6,416        411                 6,889      6,827     13,716

Vacant land:
  Franklin Lakes, NJ .......................                   224                          $     8        232                   232
    Rockaway, NJ ...........................                 1,683                              384      2,067                 2,067
    South Brunswick, NJ ....................                    80                               93        173                   173
                                                -------    -------    -------    -------    -------    -------    -------    -------
           Totals ..........................    $23,609    $19,250    $32,689    $ 5,455    $   485    $19,735    $38,144    $57,879
                                                =======    =======    =======    =======    =======    =======    =======    =======

                               FIRST REAL ESTATE INVESTMENT TRUST
                                   OF NEW JERSEY AND AFFILIATE

                     SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        OCTOBER 31, 1996
                                    (In Thousands of Dollars)
                                          (continued)

                                       Column F     Column G     Column H            Column I
                                       --------     --------     --------            --------
                                                                                      Which
                                     Accumulated     Date of       Date            Depreciation
    Description                      Depreciation  Construction   Acquired          is Computed
    -----------                      ------------  ------------   --------          -----------
Garden apartments:
    Sheridan Apts.,
        Camden, NJ ..............    $   629           1950         1964             7-40 years
    Grandview Apts.,
        Hasbrouck Heights, NJ ...        218           1925         1964             7-40 years
    Lakewood Apts.,
        Lakewood, NJ ............        405           1960         1962             7-40 years
    Hammel Gardens, May-
        Maywood, NJ .............        676           1949         1972             7-40 years
    Palisades Manor,
        Palisades Park, NJ ......        104          1935/70       1962             7-40 years
    Steuben Arms,
        River Edge, NJ ..........      1,065           1966         1975             7-40 years
    Heights Manor, Spring
        Lake Heights, NJ ........        791           1967         1971             7-40 years
    Berdan Court, Wayne, NJ .....      2,072           1964         1965             7-40 years

Commercial property:
    Glen Rock, NJ ...............         45           1940         1962          10-31.5 years

Shopping centers:
    Franklin Lakes
        Shopping Center,
        Franklin Lakes, NJ ......        337          1963/75       1966            10-50 years
    Westridge Shopping
        Center, Frederick, MD....      2,875           1986         1992          15-31.5 years
    Westwood Shopping
        Center, Westwood, NJ ....      1,826           1981         1988          15-31.5 years


Vacant land:
    Franklin Lakes, NJ ..........                                   1966/93
    Rockaway, NJ ................                                   1964/92/93
    South Brunswick, NJ .........                                   1964
                                     -------
           Totals ...............    $11,043
                                     =======

(1)     Aggregate cost is the same for Federal income tax purposes.

                   FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               (In Thousands of Dollars)




Reconciliation of real estate and accumulated depreciation:

                                                     1996         1995          1994
                                                  --------     --------      --------
Real estate:
    Balance, beginning of year ..............     $ 57,035     $ 56,465      $ 56,080

    Additions:
        Building and improvements ...........          824          577           357
        Carrying costs ......................           20           (7)           28
                                                  --------     --------      --------

    Balance, end of year ....................     $ 57,879     $ 57,035      $ 56,465
                                                  ========     ========      ========


Accumulated depreciation:
    Balance, beginning of year ..............     $  9,780     $  8,584      $  7,433

    Additions - charged to operating expenses        1,263        1,196         1,151
                                                  --------     --------      --------

    Balance, end of year ....................     $ 11,043     $  9,780      $  8,584
                                                  ========     ========      ========


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members
Westwood Hills, LLC


We have audited the accompanying balance sheets of WESTWOOD HILLS, LLC as of October 31, 1996 and 1995, and the related statements of income and members' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Hills, LLC as of October 31, 1996 and 1995, and its results of operations and cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


                                                 /s/J. H. Cohn LLP
                                                 ----------------
                                                 J. H. COHN LLP
Roseland, New Jersey
December 3, 1996

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                                 BALANCE SHEETS
                            OCTOBER 31, 1996 AND 1995




                       ASSETS                               1996           1995
                                                          -------        -------
                                                              (In Thousands
                                                               of Dollars)
Real estate, at cost, net of accumulated
    depreciation of $731,000 and $424,000 ........        $14,857        $15,069
Equipment, at cost, net of accumulated
    depreciation of $10,000 and $2,000 ...........             71             43
Cash .............................................             54             68
Tenants' security accounts .......................            245            221
Sundry receivables ...............................             18              1
Prepaid expenses and other assets ................            119            125
Deferred charges, net ............................            108            142
                                                          -------        -------

          Totals .................................        $15,472        $15,669
                                                          =======        =======


        LIABILITIES AND MEMBERS' EQUITY

Liabilities:
    Mortgage payable .............................        $10,346        $10,488
    Accounts payable and accrued expenses ........             69             29
    Tenants' security deposits ...................            245            221
                                                          -------        -------
          Total liabilities ......................         10,660         10,738

Members' equity ..................................          4,812          4,931
                                                          -------        -------

           Totals ................................        $15,472        $15,669
                                                          =======        =======






                          See Notes to Financial Statements.

                                  WESTWOOD HILLS, LLC
                       (A New Jersey Limited Liability Company)

                       STATEMENTS OF INCOME AND MEMBERS' EQUITY
                      YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994




                    INCOME                    1996          1995          1994
                                            -------       -------       -------
                                                 (In Thousands of Dollars)
Rental revenue:
    Rental income ....................      $ 2,343       $ 2,197       $   878
    Sundry income ....................           17            15             5
                                            -------       -------       -------
        Totals .......................        2,360         2,212           883
                                            -------       -------       -------

Rental expenses:
    Operating expenses ...............          544           504           211
    Management fees ..................          105            86            28
    Real estate taxes ................          350           283            91
    Interest .........................          813           832           301
    Depreciation .....................          315           302           125
                                            -------       -------       -------
        Totals .......................        2,127         2,007           756
                                            -------       -------       -------

Income from rental operations ........          233           205           127
Other expenses .......................            3             1
                                            -------       -------       -------

Net income ...........................          230           204           127


               MEMBERS' EQUITY

Balance, beginning of year ...........        4,931         5,827          --

Contributions ........................                                    6,100

Less distributions ...................         (349)       (1,100)         (400)
                                            -------       -------       -------

Balance, end of year .................      $ 4,812       $ 4,931       $ 5,827
                                            =======       =======       =======




                          See Notes to Financial Statements.

                                     WESTWOOD HILLS, LLC
                          (A New Jersey Limited Liability Company)

                                  STATEMENTS OF CASH FLOWS
                         YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                           1996         1995         1994
                                                         -------      -------      -------
                                                              (In Thousands of Dollars)
Operating activities:
    Net income .....................................     $   230      $   204      $   127
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ..............         349          302          125
        Changes in operating assets and liabilities:
           Tenants' security accounts ..............         (24)         (33)        (188)
           Sundry receivables and prepaid expenses .         (11)        (246)         (23)
           Accounts payable and accrued expenses ...          40          (48)          77
           Tenants' security deposits ..............          24           33          188
                                                         -------      -------      -------
               Net cash provided by operating
                 activities ........................         608          212          306
                                                         -------      -------      -------

Investing activities - capital expenditures ........        (131)        (104)      (5,914)
                                                         -------      -------      -------
Financing activities:
  Members' contributions ...........................                                 6,100
    Distributions paid .............................        (349)      (1,100)        (400)
    Mortgage proceeds ..............................                    1,175
    Repayment of mortgage ..........................        (142)        (142)         (65)
                                                         -------      -------      -------
               Net cash provided by (used in)
                 financing activities ..............        (491)         (67)       5,635
                                                         -------      -------      -------

Net increase (decrease) in cash ....................         (14)          41           27
Cash, beginning of year ............................          68           27         --
                                                         -------      -------      -------

Cash, end of year ..................................     $    54      $    68      $    27
                                                         =======      =======      =======

Supplemental disclosure of cash flow data:
    Interest paid ..................................     $   813      $   832      $   301
                                                         =======      =======      =======

Supplemental schedule of noncash investing and financing activities: During fiscal 1994, the Company financed the purchase of real estate with mortgage proceeds of $9,520,000 (see Note 2). During fiscal 1995, the outstanding mortgage balance of approximately $9,325,000 was repaid using proceeds of a new mortgage.

                             See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and significant accounting policies:
                    Organization:
                       Westwood Hills, LLC (the "Company") was formed in May 1994 as a New Jersey limited liability company for the purpose of acquiring a residential apartment complex in Westwood, New Jersey. The Company is 40%-owned by First Real Estate Investment Trust of New Jersey (the "Trust") and managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of the Company are either trustees of the Trust or their families or officers of Hekemian.

                    Use of estimates:
                       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                    Cash:
                       The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1996 and 1995, the Company had no cash equivalents.

                    Depreciation:
                       Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives ranging from 7 to 40 years.

                    Deferred charges:
                       Deferred charges consist of mortgage costs which are amortized on the straight-line method by annual charges to operations over the term of the mortgage.

                    Advertising:
                       The  Company   expenses  the  cost  of  advertising   and
                       promotions as incurred. Advertising costs charged to operations were not material.

                    Income taxes:
                       The Company, with the consent of its members, elected to be treated as a limited liability company under the applicable sections of the Internal Revenue Code. Under these sections, income or loss, in general, is allocated to the members for inclusion in their individual income tax returns. Accordingly, there is no provision for income taxes in the accompanying financial statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Acquisition:
                    On June 2, 1994, the Company consummated the purchase of Westwood Properties, a residential apartment complex located in Westwood, New Jersey (the "Apartment Complex"). The cost of the Apartment Complex was approximately $15,389,000 of which $5,869,000 was paid in cash and $9,520,000 was financed by the proceeds of a mortgage.

                    Of the total cost of the acquisition (including related acquisition expenses), $3,849,000 was allocated to land and $11,540,000 to buildings and improvements. In connection with the acquisition, the Company paid Hekemian a $500,000 real estate commission, which amount is included in the cost of the Apartment Complex.

Note 3 - Real estate:
                    Real estate consists of the following:

                                                         1996               1995
                                                       -------           -------
                                                            (In Thousands
                                                             of Dollars)
Land .......................................           $ 3,849           $ 3,849
Apartment buildings ........................            11,739            11,644
                                                       -------           -------
                                                        15,588            15,493
Less accumulated depreciation ..............               731               424
                                                       -------           -------

  Totals ...................................           $14,857           $15,069
                                                       =======           =======

Note 4 - Mortgage payable:
                    The mortgage is payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due. The mortgage is secured by the Apartment Complex.

                    Principal amounts (in thousands of dollars) due under the above obligation in each of the five years subsequent to October 31, 1996 are as follows:

                       Year Ending
                       October 31,                                Amount
                       -----------                                ------

                          1997                                     $153
                          1998                                      166
                          1999                                      179
                          2000                                      194
                          2001                                      209

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 4 - Mortgage payable (concluded):
                    Based on borrowing rates currently available to the Company, the carrying amount of the mortgage approximates fair value at October 31, 1996.


Note 5 - Management agreement:
                    The Apartment Complex is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $105,000, $86,000 and $28,000 in 1996, 1995 and 1994, respectively.



                                      * * *