Form 10-Q/A
period 1997-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1997-07-03
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.)   Balance Sheets for January 31, 1997 and October
                        31, 1996;

                  b.) Statements of Income and Undistributed Earnings for Three Months Ended January 31, 1997 and 1996;

                  c.) Statements of Cash Flows for Three Months Ended January 31, 1997 and 1996;

         Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition


Part II: Other Information


         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 BALANCE SHEETS
                      JANUARY 31, 1997 AND OCTOBER 31, 1996
                                   (Unaudited)

                                                          January        October
                       ASSETS                            31, 1997       31, 1996
                                                         --------       --------
                                                              (In Thousands
                                                                of Dollars)
Real estate, at cost, net of accumulated
    depreciation ...................................       $46,842       $46,836
Equipment, at cost, net of accumulated
    depreciation of $616,000 and $608,000 ..........           183           186
Investment in affiliate ............................         1,955         1,924
Cash ...............................................           184           189
Tenants' security accounts .........................           747           754
Sundry receivables .................................           576           537
Prepaid expenses and other assets ..................           825         1,090
Deferred charges, net ..............................           182           158
                                                           -------       -------

          Totals ...................................       $51,494       $51,674
                                                           =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ..............................       $23,478       $23,609
    Note payable - bank ............................         6,091         5,662
    Accounts payable and accrued expenses ..........           259           278
    Dividends payable ..............................           546         1,029
    Tenants' security deposits .....................           846           853
    Deferred revenue ...............................           126           259
                                                           -------       -------
          Total liabilities ........................        31,346        31,690
                                                           -------       -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
      value; 1,560,000 shares authorized;
      1,559,788 shares issued and outstanding ......        19,314        19,314
    Undistributed earnings .........................           834           670
                                                           -------       -------
          Total shareholders' equity ...............        20,148        19,984
                                                           -------       -------

           Totals ..................................       $51,494       $51,674
                                                           =======       =======

                       See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)



                       INCOME                             1997            1996
                                                        -------         -------
                                                             (In Thousands
                                                              of Dollars,
                                                              Except per
                                                             Share Amounts)
Rental revenue:
    Rental income ..............................        $ 2,486         $ 2,418
    Real estate taxes reimbursed ...............            262             392
    Common area maintenance reimbursed .........             66             185
    Sundry income ..............................             40              39
                                                        -------         -------
        Totals .................................          2,854           3,034
                                                        -------         -------

Rental expenses:
    Operating expenses .........................            600             642
    Management fees ............................            121             118
    Real estate taxes ..........................            430             579
    Interest ...................................            542             554
    Depreciation ...............................            317             309
                                                        -------         -------
        Totals .................................          2,010           2,202
                                                        -------         -------

Income from rental operations ..................            844             832
                                                        -------         -------

Other income (expense):
    Equity in income of affiliate ..............             31              19
    Interest income ............................              1               4
    Interest expense ...........................           (118)           (111)
    General and administrative .................            (45)            (55)
                                                        -------         -------
        Totals .................................           (131)           (143)
                                                        -------         -------

Income before state income taxes ...............            713             689
Provision for state income taxes ...............              3
                                                        -------         -------

Net income .....................................        $   710         $   689
                                                        =======         =======

Earnings per share .............................        $   .46         $   .44
                                                        =======         =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)



                   UNDISTRIBUTED EARNINGS                 1997            1996
                                                        -------         -------
                                                             (In Thousands
                                                              of Dollars,
                                                              Except per
                                                             Share Amounts)
Balance, beginning of period ...................        $   670         $   675
Net income .....................................            710             689
Less dividends .................................           (546)           (546)
                                                        -------         -------

Balance, end of period .........................        $   834         $   818
                                                        =======         =======

Dividends per share ............................        $   .35         $   .35
                                                        =======         =======






                       See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)

                                                                1997         1996
                                                              -------      -------
                                                                  (In Thousands
                                                                   of Dollars)
Operating activities:
    Net income ..........................................     $   710      $   689
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ...................         326          310
        Deferred revenue ................................        (133)         (45)
        Equity in income of affiliate ...................         (31)         (19)
        Changes in operating assets and liabilities:
           Tenants' security accounts ...................           7           (4)
           Sundry receivables, prepaid expenses and other
             assets .....................................         226         (177)
           Deferred charges .............................         (33)         111
           Accounts payable and accrued expenses ........         (19)          (5)
           Tenants' security deposits ...................          (7)           4
                                                              -------      -------
               Net cash provided by operating activities        1,046          864
                                                              -------      -------

Investing activities - capital expenditures .............        (320)        (169)
                                                              -------      -------
Financing activities:
    Dividends paid ......................................      (1,029)      (1,154)
    Proceeds from note payable - bank ...................         429          555
    Repayment of mortgages ..............................        (131)        (121)
                                                              -------      -------
               Net cash used in financing activities ....        (731)        (720)
                                                              -------      -------

Net increase (decrease) in cash .........................          (5)         (25)
Cash, beginning of period ...............................         189          465
                                                              -------      -------

Cash, end of period .....................................     $   184      $   440
                                                              =======      =======


Supplemental disclosure of cash flow data:
    Interest paid .......................................     $   660      $   665
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

                    Basis of presentation:
                       The financial information included herein as at January 31, 1997 and for the three months ended January 31, 1997 and 1996 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1996 was derived from the Trust's audited annual report for 1996.

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

                    Cash:
                       The Trust maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 1997 and October 31, 1996, the Trust had no cash equivalents.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and significant accounting policies (continued):
                    Depreciation:
                       Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

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

                    Advertising:
                       The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $5,000 and $12,000 for the three months ended January 31, 1997 and 1996, respectively.

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three month periods ended January 31, 1997 and 1996.

                    Change in accounting policy:
                       The Trust has changed its method of accounting for its investment in Affiliate. Previously, the accounts of the Affiliate were combined with those of the Trust on the basis of common control. However, in as much as the Trust does not maintain unilateral control over the Affiliate, the equity method of accounting for the investment is deemed to be more appropriate. Accordingly, the accompanying financial statements have been restated. The effect of the restatement was to reduce both total assets and total liabilities by $13,560,000 and $13,548,000 at January 31, 1997 and October 31, 1996, respectively, and

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies (concluded):
                       reduce income from rental operations by $78,000 and $48,000 for the three months ended January 31, 1997 and 1996, respectively. The restatement had no effect on shareholders' equity, net income or earnings per share.

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

                       Summarized financial information of the Affiliate as of January 31, 1997 and October 31, 1996 and for the three months ended January 31, 1997 and 1996 is as follows:

                                                          January       October
                                                         31, 1997       31, 1996
                                                              (In Thousands
                                                                of Dollars)
Balance sheet data:
    Assets:
       Real estate and equipment, net ............        $14,864        $14,928
       Other .....................................            651            544
                                                          -------        -------

             Total assets ........................        $15,515        $15,472
                                                          =======        =======
    Liabilities and equity:
       Liabilities:
         Mortgage payable ........................        $10,308        $10,346
         Other ...................................            318            314
                                                          -------        -------
             Totals ..............................         10,626         10,660
                                                          -------        -------
      Members' equity:
         Trust ...................................          1,955          1,924
         Others ..................................          2,934          2,888
                                                          -------        -------
             Totals ..............................          4,889          4,812
                                                          -------        -------

             Total liabilities and equity ........        $15,515        $15,472
                                                          =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Investment in affiliate:(concluded):
                                                               Three Months
                                                                  Ended
                                                                January 31,
                                                           1997            1996
                                                           ----             ----
                                                              (In Thousands
                                                               of Dollars)
Income statement data:
    Rental revenue ...........................             $619             $575
    Rental expenses ..........................              541              527
                                                           ----             ----

    Net income ...............................             $ 78             $ 48
                                                           ====             ====

Note 3 - Real estate:
                    Real estate consists of the following:

                                          Range of
                                         Estimated       January         October
                                        Useful Lives    31, 1997        31, 1996
                                        ------------    --------        --------
                                                              (In Thousands
                                                                of Dollars)
Land ...........................                         $17,782         $17,263
Unimproved land ................                           2,240           2,472
Apartment buildings ............         7-40 years       10,414          10,170
Commercial buildings ...........         25-31.5 years        58              58
Shopping centers ...............         15-50 years      26,323          26,947
Construction in
  progress .....................                           1,042             969
                                                         -------         -------
                                                          57,859          57,879
Less accumulated de-
  preciation ...................                          11,017          11,043
                                                         -------         -------
    Totals .....................                         $46,842         $46,836
                                                         =======         =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                         January         October
                                                        31, 1997        31, 1996
                                                             (In Thousands
                                                               of Dollars)
State Mutual Life Insurance Co. (A) ............         $17,991         $18,068
Travelers Insurance (B) ........................           5,286           5,319
Summit Bank (C) ................................             201             222
                                                         -------         -------
    Totals .....................................         $23,478         $23,609
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

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to January 31, 1997 are as follows:

                       Year Ending
                       January 31,                            Amount
                       -----------                            ------

                          1998                                $18,222
                          1999                                    252
                          2000                                    182
                          2001                                    189
                          2002                                  4,633

                    Based on borrowing rates currently available to the Trust, the carrying amount of mortgages payable approximates fair value at January 31, 1997.

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
                                                                     =======


                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $1,590,000

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies (concluded):
                    Leases (concluded):
                       Commercial tenants (concluded):
                           at January 31, 1997. Management closed the shopping center on September 1, 1995 except for one tenant who vacated the premises on November 1, 1996. Commencement of a complete refurbishing of the premises is currently in progress and it is expected to be open for operations in the Fall of 1997. The cost of refurbishing is currently anticipated to approximate $10,000,000.

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


Note 7 - Management agreement:
                    The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $121,000 and $118,000 for the three months ended January 31, 1997 and 1996, respectively.


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

                             Results of Operations

         The earnings per share were $0.46 for the First Quarter 1997 as compared to $0.44 per share for the First Quarter, 1996.

         The increase in earnings was realized despite the fact that the Franklin Lakes Shopping Center, as discussed in Part II, Item 5 hereinafter, was closed for operations in the Fall of 1996.

         Rental income increased from $2,418,000 for the First Quarter of 1996 to $2,486,000 for the First Quarter of 1997. Income from rental operations was $844,000 for the First Quarter 1997 as compared to $832,000 for the same period in 1996. The increase in rental operations was primarily due to a decrease in operating expenses and real estate taxes. The decrease in operating expenses was due, in large part, to a mild winter in 1996-1997 as compared with the prior fiscal year resulting in decreased heating and snow removal costs.

         As discussed in Note 1 of the Financial Statements attached, the Registrant has changed its method of accounting for its investment in the Westwood Hills, L.L.C. Prior to the date of this 10Q/A, the Registrant prepared its Financial Statements on a consolidated basis. Since the Registrant does not, however, maintain unilateral control over the Westwood Hills, L.L.C., it has been determined that the equity method of accounting would be more appropriate. The equity method was adopted retroactively. As a result, the 1996 financial statements have been restated to reflect the foregoing accounting change.

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

PART II. Item 5.           OTHER INFORMATION

                  A) Franklin Lakes, New Jersey Shopping Center (the "Franklin Lakes Center" or the "Center")

                           The Registrant closed the Franklin Lakes Center in December 1996. Demolition of the Center was completed during January, 1997.

                           The  Registrant  is in  the  process  of  negotiating
                           contracts with third party contractors for the construction of the Center containing approximately 88,000 square feet of leasable space. The Registrant anticipates that construction will begin prior to March 1, 1997 and that the Center will be operational before January 1, 1998.

                           The   Registrant   authorized   the  payment  of  the
                           following fees to Hekemian & Co., Inc., its managing agents:

                           a) $125,000 in consideration for all work completed in securing governmental approvals in connection with the Center.

                           b) $150,000 in consideration for the planning, coordination and oversight in connection with the construction of the Center.

                           In addition, Registrant has agreed to negotiate an agreement pursuant to which Hekemian & Co., Inc. will be paid a fee for negotiating all leases for the Center.

                  B)       Patchogue, New York Shopping Center (the "Patchogue
                           Center")

                           The Registrant anticipates that the Patchogue Center will be completed by May, 1997. As a result, it expects to close title for the center on or about June 1, 1997.

                           The Registrant authorized the payment of a fee in the amount of $390,000 to Hekemian & Co., Inc. for all work which it performed in the acquisition and the monitoring of construction of the Patchogue Center.

                  C)       Line of Credit with Summit Bank

                           The Line of Credit with Summit Bank was extended for six month interim period. The Registrant expects that the Line of Credit will be extended for a period of one or two years based at the end of the interim period.

         ITEM 6.           Exhibits and Reports on Form 8-K

                           The Registrant did not file any 8-K Reports during the First Quarter 1997.

                                   SIGNATURES


         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               First Real Estate Investment
                                               Trust of New Jersey
                                               ----------------------------
                                                       (Registrant)


DATED:  July 3, 1997


                                               /s/William R. DeLorenzo, Jr.
                                               ----------------------------
                                                       (Signature)*
                                               William R. DeLorenzo, Jr.
                                               Executive Secretary and Treasurer



--------------------------------------------------------------------------------
*Print name and title of the signing officer under his signature