Form 10-Q
period 1997-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1997-07-03
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1997                     Commission File No. 2-48728


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]     No [   ]

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                      INDEX

Part I:           Financial Information

                  Item 1:  Financial Statements

                             a.) Balance Sheets for April 30, 1997 and October 31, 1996;

                             b.) Statements of Income and Undistributed Earnings for Six and Three Months Ended April 30, 1997 and 1996;

                             c.) Statements of Cash Flows for Six Months Ended April 30, 1997 and 1996;

                  Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II:          Other Information

                  Item 5.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 BALANCE SHEETS
                       APRIL 30, 1997 AND OCTOBER 31, 1996
                                   (Unaudited)


                                                           April         October
                       ASSETS                             30, 1997      31, 1996
                                                          --------      --------
                                                              (In Thousands
                                                                of Dollars)
Real estate, at cost, net of accumulated
    depreciation ...................................       $47,990       $46,836
Equipment, at cost, net of accumulated
    depreciation of $629,000 and $608,000 ..........           188           186
Investment in affiliate ............................         1,921         1,924
Cash ...............................................           293           189
Tenants' security accounts .........................           763           754
Sundry receivables .................................           268           537
Prepaid expenses and other assets ..................           844         1,090
Deferred charges, net ..............................           341           158
                                                           -------       -------

          Totals ...................................       $52,608       $51,674
                                                           =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ..............................       $23,335       $23,609
    Note payable - bank ............................         6,337         5,662
    Accounts payable and accrued expenses ..........         1,216           278
    Dividends payable ..............................           546         1,029
    Tenants' security deposits .....................           870           853
    Deferred revenue ...............................            29           259
                                                           -------       -------
          Total liabilities ........................        32,333        31,690
                                                           -------       -------
Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
      value; 1,560,000 shares authorized;
      1,559,788 shares issued and outstanding ......        19,314        19,314
    Undistributed earnings .........................           961           670
                                                           -------       -------
          Total shareholders' equity ...............        20,275        19,984
                                                           -------       -------

           Totals ..................................       $52,608       $51,674
                                                           =======       =======

                       See Notes to Financial Statements.

                     FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                      STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                    SIX AND THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                        (Unaudited)


                                                 Six Months               Three Months
                                               Ended April 30,           Ended April 30,
                                           --------------------      --------------------
               INCOME                        1997         1996        1997         1996
               ------                      -------      -------      -------      -------
                                                     (In Thousands of Dollars,
                                                     Except Per Share Amounts)
Rental revenue:
    Rental income ....................     $ 4,911      $ 4,788      $ 2,425      $ 2,370
    Real estate taxes reimbursed .....         518          558          256          166
    Common area maintenance reimbursed         167          304          101          119
    Sundry income ....................          81           96           41           57
                                           -------      -------      -------      -------
        Totals .......................       5,677        5,746        2,823        2,712
                                           -------      -------      -------      -------

Rental expenses:
    Operating expenses ...............       1,200        1,337          600          695
    Management fees ..................         248          242          127          124
    Real estate taxes ................         839          871          409          292
    Interest .........................       1,084        1,105          542          551
    Depreciation .....................         646          637          329          328
                                           -------      -------      -------      -------
        Totals .......................       4,017        4,192        2,007        1,990
                                           -------      -------      -------      -------

Income from rental operations ........       1,660        1,554          816          722
                                           -------      -------      -------      -------

Other income (expense):
    Equity in income of affiliate ....          77           24           46            5
    Interest income ..................           2            5            1            1
    Interest expense .................        (229)        (227)        (111)        (116)
    General and administrative .......        (121)        (123)         (76)         (68)
                                           -------      -------      -------      -------
        Totals .......................        (271)        (321)        (140)        (178)
                                           -------      -------      -------      -------

Income before state income taxes .....       1,389        1,233          676          544
Provision for state income taxes .....           6                         3
                                           -------      -------      -------      -------

Net income ...........................     $ 1,383      $ 1,233      $   673      $   544
                                           =======      =======      =======      =======

Earnings per share ...................     $   .89      $   .79      $   .43      $   .35
                                           =======      =======      =======      =======

                     FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                      STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                    SIX AND THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                        (Unaudited)


                                                 Six Months               Three Months
                                               Ended April 30,           Ended April 30,
                                           --------------------      --------------------
               INCOME                        1997         1996        1997         1996
                                           -------      -------      -------      -------
                                                     (In Thousands of Dollars,
                                                     Except Per Share Amounts)
          UNDISTRIBUTED EARNINGS

Balance, beginning of period .........     $   670      $   675      $   670      $   818
Net income ...........................       1,383        1,233          673          544
Less dividends .......................      (1,092)      (1,092)        (546)        (546)
                                           -------      -------      -------      -------

Balance, end of period ...............     $   961      $   816      $   797      $   816
                                           =======      =======      =======      =======

Dividends per share ..................     $   .70      $   .70      $   .35      $   .35
                                           =======      =======      =======      =======



                            See Notes to Financial Statements.

                  FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                              STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                                     (Unaudited)
                                                                 1997         1996
                                                              -------      -------
                                                                 (In Thousands
                                                                   of Dollars)
Operating activities:
    Net income ..........................................     $ 1,383      $ 1,233
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ...................         665          673
        Deferred revenue ................................        (230)        (120)
        Equity in income of affiliate ...................         (77)         (24)
        Changes in operating assets and liabilities:
           Tenants' security accounts ...................          (9)         (26)
           Sundry receivables, prepaid expenses and other
            assets ......................................         515         (132)
           Deferred charges .............................        (202)          67
           Accounts payable and accrued expenses ........          82         (113)
           Tenants' security deposits ...................          17           25
                                                              -------      -------
               Net cash provided by operating activities        2,144        1,583
                                                              -------      -------
Investing activities:
    Capital expenditures ................................        (946)        (494)
    Distributions from affiliate ........................          80           40
                                                              -------      -------
               Net cash used in investing activities ....        (866)        (454)
                                                              -------      -------
Financing activities:
    Dividends paid ......................................      (1,575)      (1,700)
    Proceeds from note payable - bank ...................         675          651
    Repayment of mortgages ..............................        (274)        (245)
                                                              -------      -------
               Net cash used in financing activities ....      (1,174)      (1,294)
                                                              -------      -------

Net increase (decrease) in cash .........................         104         (165)
Cash, beginning of period ...............................         189          465
                                                              -------      -------

Cash, end of period .....................................     $   293      $  (300)
                                                              =======      =======

                  FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                              STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                                     (Unaudited)
                                     (continued)
                                                                 1997         1996
                                                              -------      -------
                                                                 (In Thousands
                                                                   of Dollars)
Supplemental disclosure of cash flow data:
    Interest paid .......................................     $ 1,091      $ 1,332
                                                              =======      =======

Supplemental schedule of noncash investing and financing activities:
Dividends declared but not paid amounted to $546,000 at April 30, 1997 and 1996.
Capital expenditures incurred but not paid aggregated $856,000 at April 30, 1997.

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

                    Basis of presentation:
                       The financial information included herein as at April 30, 1997 and for the six and three months ended April 30, 1997 and 1996 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1996 was derived from the Trust's audited annual report for 1996.

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

                    Cash:
                       The Trust maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At April 30, 1997 and October 31, 1996, the Trust had no cash equivalents.

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

                    Advertising:
                       The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $16,000 and $30,000 for the six months ended April 30, 1997 and 1996, respectively, and approximately $11,000 and $18,000 for the three months ended April 30, 1997 and 1996, respectively.

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the six and three month periods ended April 30, 1997 and 1996.

                    Change in accounting policy:
                       The Trust has changed its method of accounting for its investment in Affiliate. Previously, the accounts of the Affiliate were combined with those of the Trust on the basis of common control. However, in as much as the Trust does not maintain unilateral control over the Affiliate, the equity method of accounting for the investment is deemed to be more appropriate. Accordingly, the accompanying 1996 statements of income have been restated. The effect of the restatement was to reduce income from rental operations by $60,000 and $12,000 for the six and three months ended April 30, 1996, respectively. The restatement had no effect on shareholders' equity, net income or earnings per share.

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

                    Summarized financial information of the Affiliate as of April 30, 1997 and October 31, 1996 and for the six and three months ended April 30, 1997 and 1996 is as follows:

                                                            April        October
                                                          30, 1997      31, 1996
                                                          -------        -------
                                                              (In Thousands
                                                                of Dollars)
Balance sheet data:
    Assets:
       Real estate and equipment, net ............        $14,801        $14,928
       Other .....................................            566            544
                                                          -------        -------

             Total assets ........................        $15,367        $15,472
                                                          =======        =======

    Liabilities and equity:
       Liabilities:
         Mortgage payable ........................        $10,270        $10,346
         Other ...................................            294            314
                                                          -------        -------
             Totals ..............................         10,564         10,660
                                                          -------        -------

      Members' equity:
         Trust ...................................          1,921          1,924
         Others ..................................          2,882          2,888
                                                          -------        -------
             Totals ..............................          4,803          4,812
                                                          -------        -------

             Total liabilities and equity ........        $15,367        $15,472
                                                          =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Investment in affiliate (concluded):

                                           Six Months           Three Months
                                             Ended                 Ended
                                           April 30,              April 30,
                                      ------------------      ------------------
                                       1997        1996        1997        1996
                                      ------      ------      ------      ------
                                               (In Thousands of Dollars)
Income statement data:

    Rental revenue .............      $1,246      $1,156      $  625      $  580
    Rental expenses ............       1,055       1,096         514         568
                                      ------      ------      ------      ------

    Net income .................      $  191      $   60      $  111      $   12
                                      ======      ======      ======      ======


Note 3 - Real estate:
                    Real estate consists of the following:

                                            Range
                                         of Estimated      April        October
                                         Useful Lives    30, 1997       31, 1996
                                         ------------    --------       --------
                                                              (In Thousands
                                                               of Dollars)
Land ..............................                       $17,782        $17,263
Unimproved land ...................                         2,247          2,472
Apartment buildings ...............        7-40 years      10,533         10,170
Commercial buildings ..............        25-31.5 years       58             58
Shopping centers ..................        15-50 years     26,323         26,947
Construction in progress ..........                         2,380            969
                                                          -------        -------
                                                           59,323         57,879
Less accumulated de-
  preciation ......................                        11,333         11,043
                                                          -------        -------

    Totals ........................                       $47,990        $46,836
                                                          =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                          April          October
                                                        30, 1997        31, 1996
                                                              (In Thousands
                                                               of Dollars)
State Mutual Life Insurance Co. (A) ............         $17,912         $18,068
Travelers Insurance (B) ........................           5,252           5,319
Summit Bank (C) ................................             171             222
                                                         -------         -------

    Totals .....................................         $23,335         $23,609
                                                         =======         =======

                       (A) Payable in monthly installments of $160,925 including interest at 9% through August 1997 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $25,445,000.

                       (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,774,000.

                       (C) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $581,000. One of the directors of the bank is a trustee of the Trust.

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to April 30, 1997 are as follows:

                       Year Ending
                        April 30,                              Amount
                        ---------                              ------

                          1998                                $18,150
                          1999                                    238
                          2000                                    177
                          2001                                    195
                          2002                                     69

                    Based on borrowing rates currently available to the Trust, the carrying amount of mortgages payable approximates fair value at April 30, 1997.

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

Note 6 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $41,047,000 at April 30, 1997 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to April 30, 1997 are as follows:

                             Year Ending
                              April 30,                            Amount
                              ---------                            ------

                                 1998                             $ 3,967
                                 1999                               3,730
                                 2000                               3,236
                                 2001                               2,933
                                 2002                               2,616
                                 Thereafter                        11,960
                                                                  -------
                                   Total                          $28,442
                                                                  =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $2,928,000 at April 30, 1997. Management closed the shopping center on September 1, 1995 except for one tenant who vacated the premises on November 1, 1996. Commencement of a complete refurbishing of the premises is currently in progress and it is expected to be open for operations in the Fall of 1997. The cost of refurbishing is currently anticipated to approximate $10,000,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies (concluded):
                   Leases: (concluded):
                       Commercial tenants: (concluded):
                           Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the six and three months ended April 30, 1997 and 1996 were not material.

                       Residential tenants:
                           Lease terms for residential tenants are usually one year or less.

                       Acquisition:
                           The Trust has entered into a contract to purchase a 64,000 square foot shopping center to be constructed in Patchogue, New York for approximately $11,400,000 including commissions and estimated professional fees. The contract to purchase the Patchogue center is contingent upon the construction being completed during the Summer of 1997.

                      Standby letters of credit:
                           At April  30,  1997,  the  Trust is  obligated  under
                           irrevocable standby letters of credit of approximately $1,550,000 in connection with certain required land improvements at the Franklin Lakes shopping center.


Note 7 - Management agreement:
                    The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $248,000 and $242,000 for the six months ended April 30, 1997 and 1996, respectively, and approximately $127,000 and $124,000 for the three months ended April 30, 1997 and 1996, respectively.


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

                             Results of Operations

                  The earnings per share from the Registrant's regular operations were $0.43 for the Second Quarter of 1997 as compared to $0.35 per share for the Second Quarter of 1996. The increase in the earnings is due to both an increase in rental income and a decrease in operating expenses which allowed Registrant to absorb an increase in real property taxes. The increase in rental income was realized despite the closing of Franklin Lakes Shopping Center for the purpose of razing all present structures and to erect an enlarged shopping center at the site.

                  Registrant experienced an increase in the earnings per share for the first six months of 1997. The earnings per share were $0.89 in 1997 as compared to $0.79 for the first six months of 1996. The increase in rental income was coupled with a decrease in operating expenses during the first six months of 1997 resulting in the improved earnings despite the closing of the Franklin Lakes Shopping Center.

                  As described in the 8-K attached hereto as Item 6, the Registrant has changed its method of accounting for its investment in the Westwood Hills, L.L.C. Prior to the fiscal year 1997, the Registrant prepared its Financial Statements on a consolidated basis. Since the Registrant does not, however, maintain unilateral control over the Westwood Hills, L.L.C. it has been determined that the equity method of accounting would be more appropriate. The equity method was adopted retroactively. As a result, the 1996 financial statements have been restated to reflect the foregoing accounting change. A 10K/A has been filed by the Registrant which reflects this change in the accounting for Westwood Hills, L.L.C.

                  In addition, the Registrant will use the equity method of accounting with respect to Westwood Hills, L.L.C. as of fiscal year 1997.

                              Financial Condition

                  The Registrant continues to generate cash sufficient to meet all of its operational needs. Registrant does anticipate, however, that it will borrow against its Line of Credit or secure one or more mortgages to generate the funds required to construct the Center in Franklin Lakes and to purchase the center in Patchogue, New York as hereinafter described in Item 5 hereof.

PART II. Item 5.           OTHER INFORMATION

                  A)       Franklin Lakes Shopping Center, Franklin Lakes, New
                           Jersey

                           The Franklin Lakes Shopping Center is presently under construction. Based upon the construction progress to date, the Registrant anticipates that the 42,000 square foot food shopping center store will be turned over to its tenant for fit up work on or about August 1, 1997. Under the terms of the Lease Agreement, the rent for the food shopping center is due sixty (60) days after the space is turned over to the tenant.

                           As a result, the Registrant expects to receive rent for the food shopping center for approximately one month during fiscal year 1997.

                           The balance of the shopping center, consisting of approximately 46,000 square feet, will be completed on or about January, 1998. The Registrant is in the process of seeking tenants for this space.

                  B)       Patchogue, New York

                           The Patchogue, New York shopping center was completed during May, 1997. Under the purchase agreement with the Registrant, the builder is responsible to complete certain site work before Registrant is required to close title. The builder has been requested and is in the process of completing the site work.

                           The food shopping market tenant has opened the store for operations.

                           The Registrant anticipates that it will close title to the Patchogue Shopping Center on or about July 15, 1997.

                  C)       Line of Credit with Summit Bank

                           The Line of Credit with Summit Bank has been extended through October 31, 1997. The Registrant and Summit Bank are in the process of negotiating the formal extension of the line of credit for a minimum period of one (1) year.

                  D) Mortgage on the Westridge Square Shopping Center, Frederick Maryland ("Westridge Shopping Center")

                           The Westridge Shopping Center is encumbered with a mortgage with a current principal balance, as of June 1, 1997, of approximately $17,800,000. The mortgage which was due June 1, 1997, has been extended to August 1, 1997.

                           The current mortgage holder has removed itself from the market area and will not extend the mortgage beyond August 1, 1997.

                           The Registrant has, therefore, secured a commitment for a new mortgage from a third party lender. The new mortgage will be in the amount of $19.2 million. The term of the new mortgage is ten (10) years with a twenty (20) year payout. The interest rate for the new mortgage will be 8.31%. The current mortgage bears an interest rate of 9% with a twenty-five (25) year payout.

                           Because of the decrease in the payout period from twenty-five (25) years to twenty (20) years, the Registrant's payments of principal and interest will increase from $160,924.00 under the present mortgage to $164,320,00 under the new mortgage despite the decrease in the interest rate.

                           Registrant expects to close the new mortgage on or about July 15, 1997.

         ITEM 6.           Exhibits and Reports on Form 8-K

                           The Registrant filed the 8-K attached dated June 20, 1997.

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