Form 10-Q
period 1997-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1997-09-15
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1997                      Commission File No. 2-48728


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

                                      INDEX

Part I:           Financial Information

                  Item 1:  Financial Statements

                              a.) Balance Sheets for July 31, 1997 and October 31, 1996;

                              b.) Statements of Income and Undistributed Earnings for Nine and Three Months Ended July 31, 1997 and 1996;

                              c.) Statements of Cash Flows for Nine Months Ended July 31, 1997 and 1996;

                  Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition


Part II:          Other Information

                  Item 5.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 BALANCE SHEETS
                       JULY 31, 1997 AND OCTOBER 31, 1996
                                   (Unaudited)

                                                            July          October
        ASSETS                                            31, 1997       31, 1996
                                                          --------       --------
                                                              (In Thousands
                                                                of Dollars)
Real estate, at cost, net of accumulated
    depreciation ...................................       $52,565       $46,836
Equipment, at cost, net of accumulated
    depreciation of $641,000 and $608,000 ..........           185           186
Investment in affiliate ............................         1,930         1,924
Cash ...............................................         2,026           189
Tenants' security accounts .........................           747           754
Sundry receivables .................................           332           537
Prepaid expenses and other assets ..................         1,192         1,090
Deferred charges, net ..............................           355           158
                                                           -------       -------

          Totals ...................................       $59,332       $51,674
                                                           =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ..............................       $24,546       $23,609
    Note payable - bank ............................        10,383         5,662
    Accounts payable and accrued expenses ..........           217           278
    Construction liabilities .......................         2,259
    Dividends payable ..............................           546         1,029
    Tenants' security deposits .....................           875           853
    Deferred revenue ...............................                         259
                                                           -------       -------
          Total liabilities ........................        38,826        31,690
                                                           -------       -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
       value; 1,560,000 shares authorized;
       1,559,788 shares issued and outstanding ......       19,314        19,314
    Undistributed earnings ..........................        1,192           670
                                                           -------       -------
          Total shareholders' equity ...............        20,506        19,984
                                                           -------       -------

           Totals ..................................       $59,332       $51,674
                                                           =======       =======

                       See Notes to Financial Statements.

                   FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                   STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  NINE AND THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                     (Unaudited)


                                          Nine Months               Three Months
                                         Ended July 31,             Ended July 31,
                                      --------------------      --------------------
               INCOME                   1997         1996         1997         1996
                                                 (In Thousands of Dollars,
                                                 Except Per Share Amounts)
Revenue:
    Rental income ...............     $ 7,419      $ 7,209      $ 2,508      $ 2,421
    Reimbursements ..............       1,060        1,188          375          326
    Equity in income of affiliate         123           56           46           32
    Sundry income ...............         110          130           28           29
                                      -------      -------      -------      -------
          Totals ................       8,712        8,583        2,957        2,808
                                      -------      -------      -------      -------

Expenses:
    Operating expenses ..........       1,988        2,083          661          623
    Management fees .............         369          358          121          116
    Real estate taxes ...........       1,258        1,294          419          423
    Interest ....................       1,960        1,998          648          666
    Depreciation ................         978          960          332          323
                                      -------      -------      -------      -------
          Totals ................       6,553        6,693        2,181        2,151
                                      -------      -------      -------      -------

Net income ......................     $ 2,159      $ 1,890      $   776      $   657
                                      =======      =======      =======      =======

Earnings per share ..............     $  1.38      $  1.21      $   .49      $   .42
                                      =======      =======      =======      =======


          UNDISTRIBUTED EARNINGS

Balance, beginning of period ....     $   670      $   675      $   961      $   816
Net income ......................       2,159        1,890          776          657
Less dividends ..................      (1,637)      (1,638)        (545)        (546)
                                      -------      -------      -------      -------

Balance, end of period ..........     $ 1,192      $   927      $ 1,192      $   927
                                      =======      =======      =======      =======

Dividends per share .............     $  1.05      $  1.05      $   .35      $   .35
                                      =======      =======      =======      =======


                         See Notes to Financial Statements.

                   FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                               STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                     (Unaudited)


                                                                1997         1996
                                                              -------      -------
                                                                 (In Thousands
                                                                   of Dollars)
Operating activities:
    Net income ..........................................     $ 2,159      $ 1,890
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ...................       1,005        1,014
        Deferred revenue ................................        (259)          99
        Equity in income of affiliate ...................        (123)         (56)
        Changes in operating assets and liabilities:
           Tenants' security accounts ...................           7          (24)
           Sundry receivables, prepaid expenses and other
            assets ......................................         103       (1,206)
           Deferred charges .............................                      (36)
           Accounts payable and accrued expenses ........         (61)         314
           Tenants' security deposits ...................          22           21
                                                              -------      -------
               Net cash provided by operating activities        2,853        2,016
                                                              -------      -------

Investing activities:
    Capital expenditures ................................      (4,447)        (570)
    Distributions from affiliate ........................         117           40
                                                              -------      -------
               Net cash used in investing activities ....      (4,330)        (530)
                                                              -------      -------

Financing activities:
    Dividends paid ......................................      (2,120)      (2,246)
    Proceeds from note payable - bank ...................       4,721          997
    Net proceeds from mortgage refinancing ..............       1,314
    Repayment of mortgages ..............................        (377)        (370)
    Deferred mortgage costs .............................        (224)
                                                              -------      -------
               Net cash provided by (used in) financing
               activities ...............................       3,314       (1,619)
                                                              -------      -------

Net increase (decrease) in cash .........................       1,837         (133)
Cash, beginning of period ...............................         189          465
                                                              -------      -------

Cash, end of period .....................................     $ 2,026      $   332
                                                              =======      =======

                   FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                               STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                     (Unaudited)


                                                                1997         1996
                                                              -------      -------
                                                                 (In Thousands
                                                                   of Dollars)
Supplemental disclosure of cash flow data:
    Interest paid, net of capitalized interest of
    $51,000 in 1997 .....................................     $ 1,961      $ 1,999
                                                              =======      =======


Supplemental schedule of noncash investing and financing  activities:
     Dividends declared but not paid amounted to $546,000 at July 31, 1997 and 1996.

     Capital  expenditures  incurred but not paid aggregated  $2,259,000 at July
     31, 1997.

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

                    Basis of presentation:
                       The financial information included herein as at July 31, 1997 and for the nine and three months ended July 31, 1997 and 1996 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1996 was derived from the Trust's audited annual report for 1996.

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

                    Cash:
                       The Trust maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At July 31, 1997 and October 31, 1996, the Trust had no cash equivalents.

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

                    Advertising:
                       The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $23,000 and $37,000 for the nine months ended July 31, 1997 and 1996, respectively, and approximately $7,000 for each of the three month periods ended July 31, 1997 and 1996.

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the nine and three month periods ended July 31, 1997 and 1996.

                    Change in accounting policy:
                       The Trust has changed its method of accounting for its investment in Affiliate. Previously, the accounts of the Affiliate were combined with those of the Trust on the basis of common control. However, in as much as the Trust does not maintain unilateral control over the Affiliate, the equity method of accounting for the investment is deemed to be more appropriate. Accordingly, the accompanying 1996 financial statements have been restated. The restatement had no effect on shareholders' equity, net income or earnings per share.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Investment in affiliate:
                    The Trust is a 40% member of the Affiliate, a limited liability company that is managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of the Affiliate are either trustees of the Trust or their families or officers of Hekemian. The Affiliate owns a residential apartment complex located in Westwood, New Jersey.

                    Summarized financial information of the Affiliate as of July 31, 1997 and October 31, 1996 and for the nine and three months ended July 31, 1997 and 1996 is as follows:

                                                            July         October
                                                          31, 1997      31, 1996
                                                          --------      --------
                                                               (In Thousands
                                                                of Dollars)
Balance sheet data:
    Assets:
       Real estate and equipment, net ............        $14,751        $14,928
       Other .....................................            560            544
                                                          -------        -------

             Total assets ........................        $15,311        $15,472
                                                          =======        =======

    Liabilities and equity:
       Liabilities:
         Mortgage payable ........................        $10,231        $10,346
         Other ...................................            255            314
                                                          -------        -------
             Totals ..............................         10,486         10,660
                                                          -------        -------

      Members' equity:
         Trust ...................................          1,930          1,924
         Others ..................................          2,895          2,888
                                                          -------        -------
             Totals ..............................          4,825          4,812
                                                          -------        -------

             Total liabilities and equity ........        $15,311        $15,472
                                                          =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Investment in affiliate: (concluded):

                                         Nine Months             Three Months
                                            Ended                   Ended
                                           July 31,                July 31,
                                      ------------------      ------------------
                                        1997        1996        1997        1996
                                      ------      ------      ------      ------
                                             (In Thousands of Dollars)
Income statement data:

    Rental revenue .............      $1,878      $1,750      $  632      $  594
    Rental expenses ............       1,570       1,610         515         514
                                      ------      ------      ------      ------

    Net income .................      $  308      $  140      $  117      $   80
                                      ======      ======      ======      ======

Note 3 - Real estate:
                    Real estate consists of the following:

                                            Range
                                         of Estimated          July          October
                                         Useful Lives        31, 1997       31, 1996
                                         ------------        --------       --------
                                                                  (In Thousands
                                                                    of Dollars)
       Land                                                   $17,782        $17,263
       Unimproved land                                          2,258          2,472
       Apartment buildings                 7-40 years          10,634         10,170
       Commercial buildings             25-31.5 years              58             58
       Shopping centers                   15-50 years          26,348         26,947
       Construction in progress                                 7,140            969
                                                              -------        -------
                                                               64,220         57,879
       Less accumulated depreciation                           11,655         11,043
                                                              -------        -------

           Totals                                             $52,565        $46,836
                                                              =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                         July           October
                                                       31, 1997        31, 1996
                                                       --------        --------
                                                           (In Thousands
                                                            of Dollars)
Northern Life Insurance Cos. (A) ...............         $19,181
State Mutual Life Insurance Co. (A) ............                         $18,068
Travelers Insurance (B) ........................           5,217           5,319
Summit Bank (C) ................................             148             222
                                                         -------         -------

    Totals .....................................         $24,546         $23,609
                                                         =======         =======

       (A) On June 30, 1997, the Trust repaid the existing mortgage on the Frederick, Maryland shopping center utilizing proceeds from a new mortgage in the amount of $19,200,000 with Northern Life Insurance Cos. The new mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $25,292,000.

       (B) Payable in monthly installments of $55,287 including interest at 10% through September 2001 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,738,000.

       (C) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $579,000. One of the directors of the bank is a trustee of the Trust.

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to July 31, 1997 are as follows:

                       Year Ending
                        July 31,                                      Amount
                        --------                                      ------
                          1998                                         $476
                          1999                                          487
                          2000                                          465
                          2001                                          509
                          2002                                          557

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


                    Based on borrowing rates currently available to the Trust, the carrying amount of mortgages payable approximates fair value at July 31, 1997.

Note 5 - Note payable - bank:
                    Note payable - bank consists of borrowings under a $20,000,000 revolving line of credit agreement with Summit Bank which expires on October 31, 1997. The first $10,000,000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus 1/2% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey and any vacant land owned by the Trust.

Note 6 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $44,743,000 at July 31, 1997 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to July 31, 1997 are as follows:

                            Year Ending
                              July 31,                                Amount
                              --------                                ------

                                1998                                 $ 3,993
                                1999                                   3,792
                                2000                                   3,387
                                2001                                   3,186
                                2002                                   2,808
                                Thereafter                            13,652
                                                                     -------
                                Total                                $30,818
                                                                     =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. In addition, the above amounts do not include any future minimum rentals to be received for the shopping center in Franklin Lakes, New Jersey having a net book value of approximately $7,688,000 at July 31, 1997. Management closed the shopping

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 6 - Commitments and contingencies: (concluded)
                    Leases:
                       Commercial tenants:
                           center on September 1, 1995 except for one tenant who vacated the premises on November 1, 1996. Commencement of a complete refurbishing of the premises is currently in progress and it is expected to be open for operations in the Fall of 1997. The cost of refurbishing is currently anticipated to approximate $10,000,000.

                           Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the nine and three months ended July 31, 1997 and 1996 were not material.

                       Residential tenants:
                           Lease terms for residential tenants are usually one year or less.

                    Acquisition:
                       The Trust has entered into a contract to purchase a 64,000 square foot shopping center to be constructed in Patchogue, New York for approximately $11,400,000 including commissions and estimated professional fees. The Trust anticipates to complete this acquisition in September 1997.

                    Standby letters of credit:
                       At July 31, 1997, the Trust is obligated under irrevocable standby letters of credit of approximately $1,550,000 in connection with certain required land improvements at the Franklin Lakes shopping center.

Note 7 - Management agreement:
                    The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $369,000 and $358,000 for the nine months ended July 31, 1997 and 1996, respectively, and approximately $121,000 and $116,000 for the three months ended July 31, 1997 and 1996, respectively.

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

Results of Operations

                  The earnings per share from the Registrant's regular operations were $0.49 for the Third Quarter of 1997 as compared to $0.42 per share for the Third Quarter of 1996. The increase in the earnings is due to both an increase in rental income and a decrease in operating expenses which allowed Registrant to absorb an increase in real property taxes. The increase in rental income was realized despite the closing of Franklin Lakes Shopping Center for the purpose of razing all present structures and to erect an enlarged shopping center at the site.

                  Registrant experienced an increase in the earnings per share for the first nine months of 1997. The earnings per share were $1.38 in 1997 as compared to $1.21 for the first nine months of 1996. The increase in rental income was coupled with a decrease in operating expenses during the first nine months of 1997 resulting in the improved earnings despite the closing of the Franklin Lakes Shopping Center.

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

PART II.  OTHER INFORMATION

Item 5.           OTHER INFORMATION

                  A)       Franklin Lakes Shopping  Center,  Franklin Lakes, New
                           Jersey

                           The Franklin Lakes Shopping Center is presently under construction. The Registrant has, however, completed the construction of the 42,000 square foot food store which was turned over to its tenant for fit up work on or about August 1, 1997. The food store presently anticipates that it will complete all of its fit up costs so that it is open for business on or about October 15, 1997.

                           As a result, the Registrant expects to receive rent for the food shopping center for approximately one half-month during fiscal year 1997.

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

                           The Registrant anticipates that it will close title to the Patchogue Shopping Center on or about October 1, 1997 upon completion by the builder of all site work and final review of the structure before acceptance by Registrant and a closing of title.

                  C)       Line of Credit with Summit Bank

                           The Line of Credit with Summit Bank has been extended through October 31, 1997. The Registrant and Summit Bank are in the process of negotiating the formal extension of the line of credit for a minimum period of one (1) year.

                  D) Mortgage on the Westridge Shopping Center, Frederick Maryland ("Westridge Shopping Center")

                           The Registrant has closed a new mortgage for its Westridge Shopping Center on June 30, 1997. At the time of the mortgage closing, the prior mortgage was paid off. The new mortgage is in the amount of $19.2 million. The term of the new mortgage is ten (10) years with a twenty (20) year payout. The interest rate for the new mortgage is 8.31%. The current mortgage bears an interest rate of 9% with a twenty-five (25) year payout.

                           Because of the decrease in the payout period from twenty-five (25) years to twenty (20) years, the Registrant's payments of principal and interest increased from $160,924.00 under the prior mortgage to $164,320,00 under the present mortgage despite the decrease in the interest rate.

                  E)       At the  August 6, 1997  meeting  of the  Registrant's
                           Board  of  Trustees,   the  formation  of  Audit  and
                           Executive Committees was authorized:

                           (a) The Audit Committee will consist of the following members of the Registant's Board of Trustees:

                                    a)      Donald W. Barney
                                    b)      Charles J. Dodge
                                    c)      Alan L. Aufzien

                           (b) The Executive Committee will consist of the following members of the Registrant's Board of Trustees:

                                    a)      Robert S. Hekemian
                                    b)      Donald W. Barney
                                    c)      Herbert C. Klein
                                    d)      Ronald J. Artinian

         ITEM 6.           Exhibits and Reports on Form 8-K

                           The Registrant filed the 8-K attached dated June 20, 1997.

                                   SIGNATURES


                  Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               First Real Estate Investment
                                               Trust of New Jersey
                                                       (Registrant)


DATED:  September 15, 1997


                                               /s/ William R. DeLorenzo, Jr.
                                               -----------------------------
                                                       (Signature)*
                                               William R. DeLorenzo, Jr.
                                               Executive Secretary and Treasurer










---------------------
*Print name and title of the signing officer under his signature

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 8-K

                                 CURRENT REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Date of Report: June 20, 1997



                       FIRST REAL ESTATE INVESTMENT TRUST
                                  OF NEW JERSEY

             (Exact name of registrant as specified in its charter)

  New Jersey                         2-27018                   22-1697095
--------------------------------------------------------------------------------
(State or other                 (Commission File             (I.R.S. Employer
jurisdiction of                      number)                 Identification
incorporation)                                               Number)


   505 Main Street, P.O. Box 667, Hackensack, New Jersey            07602
   -----------------------------------------------------         ----------
          (Address of principal executive office)               (Zip Code)


        Registrant's telephone number, including area code 201-488-6400

Item 5.  Other Events

         The Registrant has received a letter of comment from the Securities and Exchange Commission (the "SEC") dated May 28, 1997, a copy of which is attached to this 8-K under Item 7 (the "SEC Letter").

         An amended 10K/A will be filed in response to the comments from the SEC.

         With  respect to the SEC's  comments  set forth in the SEC Letter as to
Note 1, the Registrant has agreed to use the equity method of accounting for its investment in the Westwood Hills, L.L.C. (the "LLC") for each accounting period commencing with the first quarter fiscal year 1997 and to restate all financial statements as they appeared in the 10-K filed for fiscal year 1996. Prior to the change to the equity method, the Registrant had reported its investment in the LLC on a consolidated basis.

         As a consequence of changing the accounting for the LLC to the equity method, the following is a summary of the significant changes which will occur:

         1. The Combined Balance Sheets of the Registrant based upon the consolidated method of accounting for the LLC shows that the Total Assets, Total Liabilities, Minority Interest and Total Shareholder's Equity as of October 31, 1996 and 1995 were as follows:

                                                   1996                  1995
                                               -----------           -----------
Total Assets .......................           $65,222,000           $65,535,000
Total Liabilities ..................            42,350,000            42,587,000
Minority Interest ..................             2,888,000             2,959,000
Total Shareholders'
    Equity .........................            19,984,000            19,989,000

         2. As a result of the change to the equity method of accounting, the Restated Balance Sheets of the Registrant will show that Total Assets, Total Liabilities and Total Shareholders' Equity as of October 31, 1996 and 1995 will be as follows:

                                                   1996                  1995
                                               -----------           -----------
Total Assets .......................           $51,674,000           $51,838,000
Total Liabilities ..................            31,690,000            31,849,000
Total Shareholders'
    Equity .........................            19,984,000            19,989,000

         3. The Combined Statements of Income and Undistributed Earnings for the years ended October 31, 1996, 1995 and 1994, based upon the consolidated method of accounting for the LLC, were as follows:


                                   1996               1995               1994
                               -----------        -----------        -----------
Total Revenues ........        $13,678,000        $13,250,000        $11,162,000
Total Expenses ........         10,218,000          9,592,000          8,235,000
Net Income ............          2,662,000          2,786,000          2,383,000
Earnings per
      share ...........        $      1.71        $      1.79        $      1.53

         4. As a result of the change to the equity method of accounting, the Statements of Income and Undistributed Earnings for the years ended October 31, 1996, 1995 and 1994 will be as follows:


                                   1996               1995               1994
                               -----------        -----------        -----------
Total Revenues ........        $11,318,000        $11,038,000        $10,279,000
Total Expenses ........          8,091,000          7,585,000          7,479,000
Net Income ............          2,662,000          2,786,000          2,383,000
Earnings per
      share ...........        $      1.71        $      1.79        $      1.53

         5. The foregoing discussion is a summary based upon revised financial statements which will be incorporated into the 10K/A to be filed by the Registrant. Any interested parties should review all of the financial information which will be set forth in the 10K/A.

         Item 7:  Financial Statements and Exhibits.

         1.       Letter from the SEC dated May 28, 1997.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                           FREIT


                                                       By: /s/Robert S. Hekemian
                                                           ---------------------
                                                           Robert S. Hekemian
                                                           Chairman of the Board

DATED:  June 20, 1997

[GRAPHIC-DIVISION OF CORPORATION FINANCE LOGO]

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




Stop 7-2                                          May 28, 1997

Mr. Robert S. Hekemian, Chief Executive Officer
Hekemian & Co., Inc.
505 Main Street, P.O. Box 667
Hackensack, New Jersey 07602

     Re:  First Real Estate Investment Trust of New Jersey
     Form 10K for the fiscal year ended October 31, 1996
     Filed on January 30, 1997
     File Number: 2-27018
     Form 10Q for the quarter ended January 31, 1997
     Filed on April 1, 1997
     File Number: 2-48728

Dear Mr. Hekemian:

         The staff has reviewed only the portions of this filing related to the financial statements and management's discussion and analysis and has the following accounting comments.

Form 10K
--------

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Expand this section to include a discussion of the 1995 amounts in comparison with 1994 amounts in accordance with Item 303 of Regulation S-X.

Revise this section to state whether the known trend of rental expenses which are growing at a faster rate than rental revenue is expected to continue. Describe management's plans to address this trend.

Note 4. Mortgages Payable
-------------------------

Revise this note to include the disclosures required by FASB 107.

Mr. Robert S. Hekemian
May 28, 1997
Page 2

Note 1. Accounting Policies
---------------------------

Revise this note to explain the basis for the consolidation of Westwood Hills LLC. Unless the registrant can demonstrate that it unilaterally controls the LLC, revise the financial statements to use the equity method of accounting for the investment in the LLC and include separate financial statements of the LLC pursuant to Rule 3-09 of Regulation S-X. See, generally, SOP 78-9.


Form 10Q
--------

Note 3. Mortgages Payable
-------------------------

Expand the filing to include a disclosure which describes the registrant's current efforts to obtain alternative financing in order to pay off the State Mutual Life Insurance Co. mortgage obligation prior to its August 1, 1997 maturity. See Item 303 of Regulation S-X.

The supplemental information which has been requested above should either be submitted by June 9, 1997, or the staff should be advised by that date when such information will be forthcoming.

         In the event compliance with the above comments is not deemed appropriate by the registrant, the basis therefore should be provided to the staff in a supplemental letter as promptly as possible.

         Questions regarding the above accounting comments may be directed to Allen E. Webb at (202) 942-1868 or Hugh Miller III, the Assistant Chief Accountant at (202) 942-1962 and questions on other disclosure issues may be directed to Paula Dubberly, the Assistant Director, at (202) 942-1960.


                                             Sincerely,


                                             /s/ Hugh Miller III
                                             -------------------
                                             Hugh Miller III
                                             Assistant Chief Accountant