Form 10-K
period 1997-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1998-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended October 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
       For the transition period from ____________ to __________

                          Commission File No. 2-27018.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        New Jersey                                           22-1697095
--------------------------------------------------------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

  505 Main Street, P.O. BOX 667
  Hackensack, New Jersey                                        07602
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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

         Yes  [ X ]                    No  [   ]

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. [ X ]

        Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 31, 1997 - $30,687,719

               Number of Shares of Common Stock outstanding as of
                          December 31, 1997 - 1,559,788

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

         (D) Financial Information about Foreign and Domestic Operations and Export Sales

         ITEM 2            DESCRIPTION OF THE PROPERTY

         (A)      Portfolio of Investments

                  APARTMENT PROJECTS
                  SHOPPING CENTERS
                  COMMERCIAL PROPERTY
                  VACANT LAND

         (B) Description of Mortgage Liens filed as against Registrant's Investment Properties

                  (a) Properties owned by Registrant which secure real property mortgages

                           (i)     Spring Lake Heights, New Jersey
                           (ii)    Westwood, New Jersey
                           (iii)   Frederick, Maryland
                           (iv)    Wayne, New Jersey
                           (v)     Patchogue, New York

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

         PART II

         ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         ITEM 6            SELECTED FINANCIAL DATA

         ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (A)      Liquidity and Capital Resources

                           Overview
                           Liquidity
                           Capital Resources
                           Results of Operation

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

        ITEM 11            EXECUTIVE COMPENSATION

         (A)      OFFICERS

         (B)      TRUSTEES

        ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND  MANAGEMENT


(A)      Security Ownership of Certain Beneficial Owners

(B)      Security Ownership of Management

(C)      Pledged Securities

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

         (C)      Indebtedness of Management

         (D)      Transactions with Promoters

         PART IV

        ITEM 14            EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                           REPORTS ON FORM 8-K

PART I

ITEM 1            GENERAL DEVELOPMENT OF BUSINESS

(A)      Organization and Background

         Registrant, First Real Estate Investment Trust of New Jersey, is an unincorporated business trust organized in New Jersey pursuant to a Trust Agreement dated November 1, 1961, as amended and restated as of November 7, 1983 (the "Declaration of Trust"). Registrant is an equity real estate investment trust engaged in the business of acquiring and holding real estate including shopping centers, apartment complexes and commercial properties. In addition, the Registrant has purchased vacant land for future development. It is the policy of Registrant to purchase real property for investment and not for resale or turnover. The Registrant has operated in accordance with the above stated general policy since its inception. In the future, the Registrant may purchase additional properties on a joint venture basis in those situations where it can maintain appropriate management control. In addition, Registrant may, in the future, seek to purchase properties and to develop properties utilizing an increased level of financing from third party institutional sources than it has in the past.

         The Registrant has elected to conduct its operations in a manner intended to comply with the requirements for qualification as a real estate investment trust ("REIT") pursuant to the Real Estate Investment Act of 1960. (Sections 856-860 of the Internal Revenue Code of 1986, hereinafter referred to as the "Code"). Under the Code, a REIT which meets certain requirements is not subject to federal income tax on that portion of its taxable income which is distributed to its shareholders provided at least 95% of its REIT taxable income, excluding any net capital gain, is distributed to its shareholders.

         Under its Declaration of Trust, the Registrant is permitted to invest in a broad range of real estate investments and non-real estate investments, including full or participating interest in securities, whether or not secured by mortgages, rents and lease payments and the ownership of any other interests, including equity interests, related to real property. The Registrant's investment charter permits the Registrant to generate income of the types permitted to be received by REITs under Section 856 of the Code. Registrant's Declaration of Trust permits it to conduct its business operations without qualifying as a REIT. Nevertheless, it is the Registrant's intention to continue to qualify as a REIT.

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

(C)      Narrative Description of Business

         (1) Principal Activity. The principal activity of the Registrant is to purchase real property, improved and unimproved, primarily for investment and not for resale. The Registrant is currently qualified as a REIT under the Code which provides investors in the Registrant's shares with the opportunity to participate in diversified properties consisting, at the present time, of income producing apartment complexes and shopping centers. The Registrant does own vacant property which yields no income.

         (2) Investment Portfolio. The Registrant's real estate assets as of October 31, 1997, consisted of 15 properties all of which are wholly owned by the Registrant. On December 22, 1997 the Registrant also purchased a center located in Patchogue, New York as described in footnote number 3 set forth hereinafter.

         In addition, the Registrant holds a forty (40%) percent interest in Westwood Hills, a New Jersey Limited Liability Company (sometimes hereinafter referred to as the "Westwood Hills, LLC" or the "LLC") which owns a 210 unit apartment complex in Westwood, New Jersey (the "Westwood Hills Apartments").

         (a) Real Property Investments. The following table sets forth certain information concerning Registrant's real estate held as of October 31, 1997:

                                                                                               Depreciated
                                                                Square Feet,                     Cost of
                                                              Apartment Units                  Buildings &
         Real Estate               No. of                       or Acreage                      Equipment
         Investments             Properties                    of Vacant Land                     (000's)
         -----------             ----------                    --------------                     -------
         Apartment
         Properties                 8(1)                      639 Units                          $ 5,530

         Commercial
         Property                   1                         4,800 sq. ft.                      $    25

         Shopping
         Centers                    3                         515,169 sq. ft.(2)                 $45,872

         Shopping
         Center                     1(3)                      63,932 sq. ft.                     $10,400

         Unimproved
         Land                       3                         56.53 Acres(4)                     $ 2,310

---------------------
(1)  Exclusive of Westwood Hills, LLC described in Item 1 C (2)(b) hereof.

(2) Includes a total of approximately 87,041 square feet at the Registrant's shopping center located in Franklin Lakes, New Jersey. The shopping center replaced a center with approximately 33,320 square feet of leasable space which the Registrant owned since 1964.

     The new center, now called "Franklin Crossing" was constructed during the spring and summer of 1997. On August 1, 1997 the center's first tenant, Grand Union, occupied approximately 41,160 square feet of lease space. Grand Union commenced to pay rent in accord with its lease on October 12, 1997 when it opened for business to the public. The balance of the center's leasable space is currently being offered for leasing to various third parties. As of October 31, 1997, no space at the center, other than the Grand Union space, was leased.

(3) The Registrant purchased a center located in Patchogue, New York on December 22, 1997 from an unrelated third party with approximately 63,932 square feet of leasable space all as more fully described in Item 1
     (C)(d)(i) hereof at page 9. The center is hereinafter sometimes referred to as Patchogue Plaza.

(4)  Includes  unimproved  land  contiguous  to the Franklin  Crossing  Shopping
     Center.

         The Registrant's mortgage indebtedness, relating to the real property investments described above, was approximately $24,429,000 as of October 31, 1997 consisting of three mortgages as described in Item 2 (B)(a) hereof at Pages 23 and 24.

         Subsequent to October 31, 1997, the Registrant purchased the shopping center in Patchogue, New York for a purchase price of $10,400,000. The Registrant secured a mortgage of $7,500,000 in connection with the purchase. The purchase of the Patchogue, New York shopping center is more fully described in
Item 1 (C)(d)(i) at page 9.

         In addition, the Registrant secured a mortgage for its apartment complex known as Berdan Court located in Wayne, New Jersey on December 16, 1997. The new mortgage is in the principal amount of $11,100,000. The Berdan Court complex had not been previously subject to a mortgage. The Registrant also refinanced its shopping center located in Westwood, New Jersey known as the "Westwood Plaza" during January, 1998. The new mortgage is in the principal amount of $10,600,000; the existing mortgage was paid off, in full, in the amount of $5,169,396.

         The mortgages described above are more fully detailed in Item 2 (B)(a) hereof at Pages 23 and 24 hereof.

         (b)  Investment  in  LLC.  The  following   table  sets  forth  certain
information concerning the Registrant's interest in the Westwood Hills, LLC.

                                                                                     Depreciated
                                                  Investments        Number of         Cost of
      Other                     Number of           held by          Apartment       Buildings &
      Investments               Properties        Registrant           Units          Equipment
      -----------               ----------        ----------           -----          ---------
                                                                                       (000's)
      Westwood Hills,
      New Jersey
      Limited Liability
      Company                        1                 40%              210          $14,696,000


         Registrant purchased a forty (40%) percent interest in Westwood Hills, LLC in June, 1994.

         The LLC is subject to a mortgage in the amount of $10,500,000 having a current principal balance, as of December 31, 1997, of approximately $10,192,000 as described in Item 2 (B)(c) at page 24 hereof.

         The Registrant is the managing member of Westwood Hills, LLC.

         (c) Other Investments. The Registrant does not hold any mortgage note receivables.

         The Registrant is engaged in no business other than as herein described.

         (d)      New Investment and Development of Present Property.

         (i)      Purchase of a Shopping Center in Patchogue, New York

         On December 22, 1997, the Registrant completed its purchase of a 63,932 square foot shopping center located in Patchogue, New York for $10,400,000 securing a purchase money mortgage in the amount of $7,500,000. The food center is located on approximately 8.775 acres of land.

         The food center is leased to Pathmark.

         There are no tenants, other than Pathmark, located at the food center.

         (ii)     Development of Franklin Lakes Shopping Center

         During the spring and summer of calendar year 1997 the Registrant completed the construction of a new shopping center located on the property which it has owned since 1964.

         The new center is called "Franklin Crossing" and contains approximately 87,041 square feet of leasable space. The prior center contained approximately 33,320 square feet of leasable space.

         The Grand Union has leased a total of approximately 41,160 square feet of space in the center. Grand Union took possession of its space for tenant fit-up in August, 1997. Grand Union commenced payment of rent on October 12, 1997 when it opened for business.

         The Registrant is in the process of leasing the balance of the space at Franklin Crossing to various third parties. As of October 31, 1997, however, no space, other than the Grand Union space, was leased to third parties.

         (3)      Sources of Capital Funds

         The Registrant relies upon its line of credit with Summit Bank, the successor to United Jersey Bank ("UJB"), in the amount of $20 million as a primary source of funds to meet operational and investment needs (the "Line of Credit").

         A $20 million line of credit was originally negotiated with UJB in July of 1994. The maturity date of the Line of Credit has been extended to May 31, 1998 on a temporary basis. It is anticipated that the Line of Credit will be extended on a long term basis to July 1, 2001 on or before July 1, 1998.

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

         In accordance with Section 2.02(b) and Section 6.09 of the Line of Credit, the Registrant must satisfy certain financial requirements. Such financial requirements include the maintenance of (1) Shareholders' equity at a level of at least $18 million as of the end of each fiscal quarter; (2) A debt-to-worth ratio of less than 4.0; (3) Cash flow (net income plus depreciation) in excess of $2.5 million for the preceding twelve months, as determined at the end of each fiscal quarter; (4) A debt service coverage ratio of 1.4 or greater. Section 6.09(e) of the Line of Credit prohibits the Registrant from incurring any additional secured or unsecured indebtedness (other than trade payables), except for the refinancing of existing mortgages, the acquisition of new income-producing property (but only where such debt is on a non-recourse basis other than liability under environmental, fraud and representation and warranty clauses) and for the expansion and/or renovation of existing income-producing property.

         The Registrant currently meets all of the standards set forth in the Line of Credit and anticipates that it will continue to meet all such standards in the future.

         Advances under the Line of Credit up to and including $10 million in the aggregate bear interest, at the election of the Registrant at either (a) Summit Bank's variable Base Lending Rate, as announced from time to time; or (b)
(i) the average if LIBOR (the annual rate of interest at which United States Dollars deposits are offered to prime banks in the London Interbank market) on contracts ending 1, 2, 3 or 6 months from the advance date, for the two (2) business days preceding the advance date (round upward to the near whole multiple of 1/16 of 1% per annum) divided by (ii) a percentage equal to 100% less than the stated maximum rate of all reserves required to be maintained against "LIBOR Rate Liabilities" as specified in Regulation D, (the "LIBOR Base"), plus (iii) 200 basis points 2%. Advances in excess of $10,000,000 will bear interest at Summit Bank's Base Lending Rate plus one half of one percent (1/2%) or at the LIBOR Based plus 250 basis points (2.5%). At the closing, the Registrant elected to use the LIBOR Base, plus 200 basis points, which then produced an interest rate of 5.88% per annum. The principal balance due on the Line of Credit, as of October 31, 1997, was $11,429,000 with an applicable interest rate of 7.875%. The interest rate, as of December 31, 1997, remained at 7.875%.

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

         (7)      Dependence on Single Tenant (Customer)

         The Registrant's business is not materially dependent upon a single tenant or a few tenants which, in the aggregate amount equal 10 percent (10%) or more of the Registrant's consolidated revenues.

         The Registrant does hold two properties which are, however, occupied by one tenant. Other properties including the shopping centers at Frederick, Maryland, Franklin Lakes, New Jersey and Westwood, New Jersey have anchor tenants who occupy a significant amount of space in each center. The dependence upon anchor tenants is described in Item 1 (C) 10(b) at page 12 hereof.

         Registrant owns a single tenant building located in Glen Rock, New Jersey consisting of approximately 4,800 square feet of leasable space. The tenant has exercised its right to terminate the lease as of January 31, 1998. Registrant does not consider the Glen Rock holding to be significant in terms of its total investment portfolio. Registrant is actively engaged in efforts to secure a replacement tenant and anticipates that the space will be vacant as of February 1, 1998.

         Registrant purchased a shopping center located in Patchogue, New York on December 22, 1997 with approximately 63,932 square feet of leasable space. The center will be occupied by a single tenant, Pathmark, pursuant to a lease with an initial term of twenty (20) years. In the event the Pathmark failed to honor its lease, the Registrant is confident that a substitute food center could be located within a reasonable period of time without a substantial risk that Registrant will incur extraordinary costs to prepare the space for a new tenant.

         (8)      Backlog

         Information concerning backlog is neither material nor relevant to an understanding of the Registrant's business.

         (9)      Government Contracts

         None of the Registrant's holdings are leased to either the Federal or State Government or to any subdivision thereof.

         (10)     Competitive Conditions

         The Registrant is subject to normal competition with other investors to acquire real property and to profitably manage such property.

         Numerous other REIT(s), banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with the Registrant in seeking properties for acquisition and for tenants. During the past several years, the Registrant has concentrated its expansion efforts upon the acquisition of multi-family residential and shopping center properties which are substantially larger than those real estate assets the Registrant had historically sought to include in its portfolio. As a result, the Registrant has encountered increasing competition for investment grade real estate from other entities and persons which have investment objectives similar to those of the Registrant. Such competitors may have significantly greater financial resources, may derive funding from foreign and domestic sources and may have larger staffs to find, evaluate and secure new properties.

         In addition, retailers at the Registrant's shopping centers face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing through cable and computer sources and telemarketing. In many markets, the trade areas of the Registrant's shopping center properties overlap with the trade areas of other centers. Renovations and expansions at those competing malls could negatively affect the Registrant's shopping center properties by encouraging shoppers to make their purchases at the expanded or renovated competing center. Increased competition could adversely affect the viability of Registrant's tenants. New retail real estate competition could be developed in the future in trade areas that could adversely affect the revenues of the Registrant's shopping center properties.

         (a) General Factors Affecting Investment in Shopping Centers and Apartment Complex Properties; Effect on Economic and Real Estate Conditions

         The revenues and value of shopping centers and apartment complex properties may be adversely affected by a number of factors, including: the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slowdowns and other local factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of the shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the value of a shopping center or apartment complex without necessarily affecting its current revenues, including changes in government regulations, such as limitations on hours of operation, changes in tax laws or rates and potential environmental or other legal liabilities.

         (b) Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

         The Registrant's income and funds available for distribution would be adversely affected if space in the Registrant's shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations. The success of the Registrant's investment in the shopping center properties is dependent upon the success of the tenants leasing space therein. Unfavorable economic, demographic or competitive conditions may adversely affect the financial condition of tenants and consequently, the lease revenues and the value of the Registrant's investments in the shopping center properties . If the sales of stores operating in the Registrant's shopping center properties were to decline due to deteriorating economic conditions, tenants may be unable to pay their base rents or meet other lease charges and fees due Registrant. In addition, any percentage of sales provisions of a lease, particularly food supermarkets, could be rendered moot. In the event of default by a tenant, the Registrant might suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights as landlord.

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

         (ii) There are no leases which Registrant considers material or significant in terms of any single property or Registrant's portfolio which expire during fiscal year 1998.

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

         (f) Leverage; No Limitation on Debt; Possible Inability to Refinance Balloon Payments on Mortgage Debt

         The Registrant has incurred and may continue to incur, indebtedness (secured and unsecured) in furtherance of its activities. Except for
Registrant's vacant land, together with the shopping centers located in Westwood, New Jersey and Frederick, Maryland, there is a blanket mortgage lien covering all of the Registrant's apartment properties and retail/commercial properties as a result of the Line of Credit with Summit Bank. (See Item 2(B)(b) at Page 24 hereof). Neither the Declaration of Trust or any policy statement formally adopted by the Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of the Registrant) which may be incurred. The Board of Trustees of the Registrant has decided to increase the level of debt which the Registrant will sustain over the level of indebtedness in the past. As described in Item 1(C)(d) (i) at page 9 hereof, the Registrant completed the purchase of Patchogue Plaza on December 22, 1997. The purchase was financed by the Registrant securing a mortgage in the amount of $7,500,000. The mortgage is due January 1, 2005 and bears interest at the rate of 7.375% Payments of principal and interest for the mortgage was, however, calculated as if the mortgage had a twenty-five (25) year term. As a result, on January 1, 2005 there will be a balloon payment due of $6,559,253.80. In addition, the Registrant completed the construction of Franklin Crossing increasing the leasable space at the center from approximately 33,320 square feet to approximately 87,041 square feet. The construction of Franklin Crossing was accomplished, in part, by the Registrant drawing upon its Line of Credit with Summit Bank.

         The Registrant, on December 16, 1997, entered into a mortgage in the amount of $11,100,000 from the Federal Home Loan Mortgage Corporation secured by its apartment complex known as "Berdan Court" located in Wayne, New Jersey. The mortgage has a term of twelve (12) years. The mortgage payments of principal and interest were, however, calculated as if the mortgage had a term of thirty (30) years. As a result, a balloon payment will be due at the time the mortgage expires. The mortgage bears interest at the rate of 7.29% with monthly payments of principal and interest of $76,022.95.

         The Registrant on January 12, 1998, refinanced its shopping center located in Westwood, New Jersey. The new mortgage is in the amount of $10,600,000 with a term of fifteen (15) years and bears interest at the rate of 7.38%. At the time of the closing for the new mortgage the old mortgage was paid off. The old mortgage had a principal balance of approximately $5,700,000 at the time of the closing. Payments of principal and interest for the mortgage will be calculated as if the mortgage had a term of thirty (30) years. As a result, a balloon payment of $7,984,066.09 will be payable on the mortgage due date of February 1, 2013.

         As a result of the recent purchase of Patchogue Plaza and the above described mortgage transactions, the Registrant will be more highly leveraged than it has been in the past, resulting in an increased risk of default on the obligations of the Registrant and in an increase in debt service requirements that could adversely affect the financial condition and results of the operations of the Registrant.

         The Registrant may be required to borrow money and mortgage its properties to fund any shortfall of cash necessary to meet the Code's distribution requirements for the maintenance of REIT status. The resulting interest expense and debt amortization with respect to any borrowings, including borrowings under the Line of Credit could negatively affect the Registrant's cash available for distribution. If the Registrant defaults on any loan secured by a mortgage or mortgages on its property or properties, the lenders may exercise their remedies, including foreclosure on such property or properties. In that event, the Registrant could lose its investment in such property or properties.

         Payment obligations on mortgages and other indebtedness generally are not reduced if the economic performance of any of the Registrant's properties declines. If any such decline occurs, the Registrant's income and funds available for distribution would be adversely affected.

         As discussed in Item 2 B at Pages 23-24, the Registrant has a series of mortgages which will require balloon payment. The Registrant has not established a cash reserve sinking fund and does not expect to have sufficient funds from operations to make the balloon payments when due under the terms of the mortgages for its shopping centers located in Frederick, Maryland, Westwood, New Jersey and Patchogue Plaza or for Berdan Court described above.

         In addition, Registrant holds a forty (40%) percent interest in the Westwood Hills, LLC which owns the Westwood Hills Apartment Complex. The LLC has, similarly, made no provision to reserve funds to pay the USG Mortgage when its balloon payment is due in 2002. The Registrant and the LLC intend to refinance such debt at or before maturity.

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

         In addition, the Line of Credit which the Registrant depends upon to provide financing is currently scheduled to expire on May 31, 1998. In the event, the Line of Credit was not extended beyond May 31, 1998, the Registrant would seek to secure a new funding source by: (a) securing an alternate Line of Credit; (b) securing a substantial amount of capital through private or institution sources whether secured or unsecured; or (c) secure additional capital through a stock offering.

         Realization of any of the foregoing contingencies could have a material adverse impact on the Registrant's net income and financial condition. The Registrant believes that a risk of mortgage default to be minimal. The
Registrant has the ability to draw upon its Line of Credit or, in the alternative, to mortgage other properties which are currently not burdened with a mortgage to raise additional capital. The Registrant would, however, be required to secure the consent of Summit Bank to: (a) release of such property from the lien filed to secure the Line of Credit or (b) subordinate its Line of Credit to any such refinancing. In addition, the Registrant could, after compliance with applicable Federal and State securities law, issue additional shares of stock or debt instruments to raise additional capital.

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

         (d)      Franklin Crossing, Franklin Lakes, N.J.

         The new Franklin Crossing Shopping Center (the "Center") was completed during the summer of 1997. The Grand Union has occupied its store since August 1, 1997 and has been open to the public since October 12, 1997.

         Except for the completion of a 3,000 square foot out building which will be leased to a bank and various landscaping work, the bulk of the construction and other improvements have been completed.

         A historical discharge of hazardous materials was recently discovered at the Center and said discharge has been reported to the New Jersey Department of Environmental Protection ("NJDEP") in accordance with applicable regulations.

         The Registrant anticipates, at the present time, that: (a) the historical discharge will have no significant impact upon the operations at the Center; (b) the discharge materials appear to be isolated; (c) it will be required to monitor the discharge; and (d) that the cost of the investigation and monitoring will not be material.

         The Registrant intends to obtain a Classification Exception Area for groundwater use restriction from the NJDEP pursuant to its Memorandum of Agreement Program after completion of its environmental study of the historical discharge.

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

         The Registrant has not conducted environmental audits for any of its properties except for its shopping centers located in Frederick, Maryland, Patchogue, New York and Franklin Lakes, New Jersey. In addition, an environmental audit was completed in connection with the refinancing for both Berdan Court and Westwood Plaza. Westwood Hills, LLC did conduct a full environmental audit prior to its purchase of the Westwood Hills Apartment Complex.

         (13)     Employees

         Registrant, as of October 31, 1997, has no full-time employees. The Registrant has eight (8) Trustees and one (1) Executive Secretary/Treasurer who are not full-time employees.

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

         Except as noted in subparagraph (d) above, all of the environmental reports secured by the Registrant have revealed no environmental condition on its properties which require remediation pursuant to any applicable State or Federal law or regulation.

(D) Financial Information about Foreign and Domestic Operations and Export Sales

         Registrant does not engage in operations in foreign countries and it does not derive any portion of its sales or revenues from customers in foreign countries.

ITEM 2            DESCRIPTION OF THE PROPERTY

(A)      Portfolio of Investments

         The following chart sets certain information relating to each of the Registrant's investments. In addition to the specific mortgages which may be indicated below, the Registrant's properties, except all vacant land together with the shopping centers located in Westwood, New Jersey and Frederick, Maryland and the Registrant's 40% interest in Westwood Hills, LLC are subject to a lien from Summit Bank for the Line of Credit in the face amount of $25 million.

APARTMENT PROJECTS:  AS of October 31, 1997
                                                                                               Mortgage
                                                                                               Balance
Property and                        Year           No. of            Occupancy
Location                          Acquired         Units               Rate                     (000's)
--------                          --------         -----               ----                     -------
Lakewood Apts.
Lakewood, N.J.                      1962             40                87.5%                     None

Palisades Manor
Palisades Pk., N.J.                 1962             12                91.7%                     None

Grandview Apts.
Hasbrouck Heights,
N.J.                                1964             20                80.0%                     None

Heights Manor
Spring Lake Heights,
N.J.                                1971             79                97.5%                     $125

Hammel Gardens                      1972             80                93.8%                     None
Maywood, N.J.

Sheridan Apts.
Camden, N.J.                        1964            132                89.4%                     None

Steuben Arms
River Edge, N.J.                    1975            100                98.0%                     None

Berdan Court
Wayne, N.J.                         1965            176                96.0%                     None(1)

Westwood Hills,
LLC(2)                              1994            210                98.1%                     $10,192

--------
(1) On December 16, 1997, the Registrant closed on a mortgage in the amount of $11,100,000 which was secured by Berdan Court all as described in Item 2
     (B)(a)(iv) at page 23.

(2)  Registrant holds a forty (40%) percent interest in the Westwood Hills, LLC.

         The above listed apartment properties are subject to various rent control ordinances summarized as follows:

                         Rent Control Ordinance Summary

Wayne:            (Berdan Court)

                  Renewals based on CPI figures given monthly by Township which have averaged approximately 2.5% on an annual basis. Full vacancy decontrol.

Hasbrouck
Heights:          (Grandview Apartments)

                  Renewals based on five (5%) percent annual increase. Full vacancy decontrol.

Maywood:          (Hammel Gardens)

                  Renewals based on a 4.25% annual increase. Partial decontrol based on highest rent for similar type apartment.

Spring Lake
Heights:          (Heights Manor)

                  Renewals based on a 4.5% annual increase. Full vacancy decontrol.

Lakewood:         (Lakewood Apartments)

                  Renewals based on a 6.5% annual increase.

Palisades
Park:             (Palisades Manor)

                  All leases which are renewed may be increased by four (4%) percent on an annual basis. In addition, Registrant may lease any unit which is vacated to a new tenant at the higher of (a) the then current rent received for a similar unit; or (b) an increased rent based upon four (4%) percent above the last rent charged for such unit.

Camden:           (Sheridan Apartments)

                  Renewals based on Consumer Price Index with a maximum six (6%)
                  percent annual increase.  The permitted  increase for 1997 was
                  2.2%. In the event of a vacancy,  the Landlord is permitted to increase  the rent of the vacant unit to the highest rent then being charged in the apartment complex.
River
Edge:             (Steuben Arms)

                  Renewals based on a four (4%) percent annual increase. Full vacancy decontrol.

Westwood:         No rent control is in effect.

SHOPPING CENTERS:  As of October 31, 1997

                                                                                      Mortgage
                                                   Approximate                       Balance or
Property and                        Year             Square          Occupancy        Bank Loan
Location                          Acquired           Feet              Rate            (000's)
--------                          --------           ----              ----            -------
Franklin Lakes,
N.J.                                1966              87,041           47.3%(3)         None

Westwood, N.J.                      1988             173,854           97.8%            $ 5,181

Frederick,
Maryland                            1992             256,620            100%            $19,123

Patchogue,
New York                            1997              63,932           100%(4)          $ 7,500

COMMERCIAL PROPERTY
                                                                                      Mortgage
                                                                                     Balance or
Commercial                          Year            Square                            Bank Loan
Location                          Acquired           Feet              Tenant          (000's)
--------                          --------           ----              ------          -------
Glen Rock                           1962             4800              1 Tenant,        None
                                                                       100% of
                                                                       Property

-------------
(3) The Franklin Lakes Shopping Center was effectively closed for operations on or about November 1, 1996. The construction of the new Center was completed in August, 1997. The new Center contains approximately 87,041 square feet of leasable space. Grand Union occupied approximately 41,160 square feet as of August 1, 1997.

     The Registrant is actively engaged in an effort to secure tenants for the balance of the Center's space. As of October 31, 1997 no space at the Center was leased except for the Grand Union space.

(4) The Registrant purchased the Patchogue, New York Center on December 22, 1997; the Center is occupied by a single tenant, Pathmark, all as described in Item 1 (C)(d)(i) at page 9.

VACANT LAND

                                                                                      Mortgage
                                                                       Acreage       Balance or
Property and                                         Current            for           Bank Loan
Location                           Acquired            Use             Parcel          (000's)
--------                           --------            ---             ------          -------
Franklin Lakes                      1966             Contiguous
                                                     to Franklin
                                                     Lakes Shop-
                                                     ping Center
                                                     (Planned for
                                                     future
                                                     development)       4.27            None

Rockaway                            1964/1963        None              19.26            None

South Brunswick                     1964             Leased as
                                                     farmland
                                                     qualifying
                                                     for state
                                                     farmland
                                                     assessment
                                                     tax treatment        33            None


(B) Description of Mortgage Liens filed as against Registrant's Investment Properties

         The   Registrant   has  borrowed   funds  from   various   third  party
institutional lenders which are secured by its investment properties, as follows:

         (a) Properties owned by Registrant which secure real property mortgages.

         The Registrant, as of October 31, 1997, owed a total of approximately $24,429,000 which indebtedness was secured by the following described mortgages:

         (i) Spring Lake Heights, New Jersey. Spring Lake Heights is a seventy-nine (79) unit apartment complex which secures a first mortgage having a principal due as of October 31, 1997 of $125,000. The mortgage is held by Summit Bank, the successor in interest to UJB. The mortgage is self-liquidating and shall be paid, in full, as of April 1999. The mortgage bears interest at the rate of 7.0%.

         (ii) Westwood, New Jersey. The Westwood, New Jersey property is a shopping center with approximately 173,854 square feet of leasable space.

         The shopping center is used to secure a current mortgage with a principal balance of approximately $5,169,396 as of January 1, 1998 with interest at the rate of 10% per annum. The monthly principal and interest payments of the mortgage are $55,287.01.

         (iii) Frederick, Maryland. The Frederick, Maryland property is a shopping center with approximately 256,620 square feet of leasable square feet.

         On June 30, 1997, the Registrant secured a new mortgage for the center in the amount of $19,200,000. The mortgage bears interest at the rate of 8.31% and has a term of ten (10) years. The mortgage is being amortized, however, as if it was a twenty-five (25) year mortgage.

         As a result, there will be a substantial balloon payment due, of $15,670,963 on July 1, 2007.

         The prior mortgage was in the amount of $17,885,847 at the time the present mortgage was secured. The prior mortgage was paid, in full, as of June 30, 1997.

         In addition, the following mortgages were secured after October 31, 1997:

         (iv) Wayne, New Jersey. The Wayne, New Jersey property consists of a 176 unit apartment complex known as "Berdan Court". The Registrant entered into a new mortgage in the amount of $11,100,000 with the Federal Home Loan Bank on December 16, 1997. The mortgage bears interest at the rate of 7.29% and has a term of twelve (12) years. The payment schedule has been fixed as if the mortgage had a term of thirty
         (30) years. As a result, there will be a balloon payment due when the mortgage is due in the amount of $9,151,965.07.

         (v)  Patchogue,  New  York.  As  described  in  Item 1  (C)(d)(i),  the
         Registrant purchased a shopping center in Patchogue, New York on December 22, 1997 for a purchase price of $10,400,000. The purchase was financed, in part, by the Registrant securing a purchase money mortgage in the amount of $7,500,000. The mortgage bears interest at the rate of 7.375% and is due on January 1, 2005. The mortgage is being amortized, however, as if it was a twenty-five (25) year mortgage. As a result, there will be a substantial balloon payment due of $6,559,253.80 on July 1, 2005.

         (vi) Westwood, New Jersey. The Registrant closed on a new mortgage in the principal amount of $10,600,000 which will bear interest at the rate of 7.38% on January 12, 1998. The mortgage will be for a term of fifteen (15) years with payments being based upon a thirty (30) year payment schedule. As a result, a balloon payment of $7,984,066.09 will be due on the mortgage's due date. The monthly payments of principal and interest will be $73,247.69.

         (b)      Registrant's Line of Credit

         The  Registrant  has a $20 million Line of Credit with Summit Bank (See
Item 1 C (3) at Pages 9 and 10 hereof). The Line of Credit is secured by a blanket mortgage lien filed as against all of the Registrant's developed properties except the Spring Lake Heights, New Jersey, Westwood, New Jersey and Frederick, Maryland properties which support individual mortgages described above. In addition, Summit Bank's mortgage lien has not been filed as against any of the vacant property held by the Registrant in Rockaway, New Jersey and South Brunswick, New Jersey.

         (c)      Westwood Hills, LLC

         The Registrant holds a forty (40%) percent interest in Westwood Hills, a New Jersey Limited Liability Company (the "LLC") which owns a 210 unit apartment complex located in Westwood, New Jersey.

         The Westwood Hills, LLC purchased the Westwood Hills Apartment Complex in 1994 for a purchase price of $15,389,000 including closing costs. At the time of the purchase, the LLC secured a short term mortgage in the amount of $9,520,000 from United Jersey Bank.

         In September 1995 Westwood Hills, LLC refinanced Westwood Hills Apartment Complex. A new mortgage in the amount of $10,500,000 was secured from USG Annuity (the "USG Mortgage"). The USG Mortgage is for a term of seven (7) years with a twenty-five (25) year payment, the interest rate is 7.80% per annum. The principal balance of the mortgage is $10,192,000 as of December 31, 1997.

         At the end of the seven (7) year term of the USG Mortgage, a substantial balloon payment will be due in the amount of $9,230,965. The LLC has made no provision to reserve cash to meet this balloon payment obligation. (See, Item 7 Liquidity and Capital Resources). Westwood Hills, LLC intends to refinance the apartment complex prior to the time the balloon payment is due on the then prevailing terms and conditions which could be less than favorable than the present mortgage terms and conditions.

ITEM 3            LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Registrant is a party of which any of its properties is the subject. There is, however, ordinary and routine litigation involving the Registrant's business including various tenancy and related matters.

         There are no legal proceedings concerning environmental issues with respect to any property owned by the Registrant.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the Registrant's fourth quarter of fiscal year 1997.

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

                                                                                               Number of
Calendar                         Bid Prices                         Asked Prices                Shares
Quarter                     High            Low               High              Low              Sold
-------                     ----            ---               ----              ---              ----
1997

1st Quarter                21.875           21.50             22.75             22.50             8,700

2nd Quarter                22.75            22.25             24.00             23.50            10,720

3rd Quarter                24.50            24.00             25.50             25.00             2,900

4th Quarter                25.125           25.0125           26.50             25.50            20,700


Calendar                         Bid Prices                         Asked Prices                Shares
Quarter                     High            Low               High              Low              Sold
-------                     ----            ---               ----              ---              ----
1996

1st Quarter                22.00            22.00             23.00             22.75            4,400

2nd Quarter                22.00            21.50             23.00             22.50              600

3rd Quarter                21.50            19.00             22.50             22.00            2,400

4th Quarter                21.875           21.50             22.50             22.00            6,200

         The source of the foregoing is Janney Montgomery Scott, Inc., members of New York and other principal exchanges, 505 Main Street, Hackensack, New Jersey.

(B) There is one class of stock of beneficial interest with no par value. A total of 1,559,788. shares of beneficial interest outstanding at the close of Registrant's last fiscal year ended October 31, 1997. As of December 31, 1997, the Registrant's shares were held by 375 Shareholders.

         The computation of the number of holders of Registrant's shares of beneficial interest was based upon a report of shareholders which was prepared by the Registrant's transfer agent as of December 31, 1997.

ITEM 6            SELECTED FINANCIAL DATA

         As of or for the Year Ended October 31:


                             1997             1996              1995             1994              1993
                           -------           ------            ------           -------          -------
                                      (In Thousands of Dollars, Except Per Share Amounts)
Operating data:
Revenue                    $11,698          $11,417           $11,124           $10,335          $ 9,952
Expenses                     8,735            8,755             8,338             7,952            7,657
                           -------           ------            ------           -------          -------

Net income                 $ 2,963          $ 2,662           $ 2,786           $ 2,383          $ 2,295
                           =======          =======           =======           =======          =======

Balance sheet
data:
  Total Assets             $59,233          $51,674           $51,838           $52,398          $51,356
                           =======          =======           =======           =======          =======

  Long-term
  obligations              $24,429          $23,609           $24,110           $24,564          $24,963
                           =======          =======           =======           =======          =======

Per share
data:
  Earnings
  per share                $  1.90          $  1.71           $  1.79           $  1.53          $  1.47
                           =======          =======           =======           =======          =======

  Dividends
  per share                $  1.90          $  1.71           $  2.53           $  1.62          $  1.56
                           =======          =======           =======           =======          =======

All of the financial data set forth above has been stated for 1997 and restated for years 1993-1996 using the equity method of accounting for Westwood Hills, LLC all as hereinafter set forth in Item 7 (A) at page 27.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(A)      Liquidity.

         The following discussion should be read in conjunction with the Registrant's Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the historical operations and financial condition of the Registrant.

         Total revenues for the fiscal year ended October 31, 1997, were $11,698,000 as compared to $11,417,000 for the same period in 1996. The total expenses decreased from $8,743,000 in 1996 to $8,723,000 for 1997.

         The Registrant's net income for the fiscal year 1997 was $2,963,000 or $1.90 per share as compared to a net income of $2,662,000 for fiscal year 1996 or $1.71 per share.

         As discussed in Note 1 of the Financial Statements which appear at Item 14 hereof the Registrant has changed its method of accounting for its investment in the Westwood Hills, L.L.C. Prior to the filing by the Registrant of a 10K/A on June 24, 1997, the Registrant had prepared its Financial Statements with respect to Westwood Hills, L.L.C. on a consolidated basis. Since the Registrant does not, however, maintain unilateral control over the Westwood Hills, L.L.C. it was determined that the equity method of accounting would be more appropriate. The equity method was adopted retroactively. As a result, the 1993-1996 financial statements have been restated to reflect the foregoing accounting change.

         The Registrant has used the equity method of accounting with respect to Westwood Hills, L.L.C. for fiscal year 1997.

         Cash flow from operations together with, debt financing secured by real property mortgages and the Line of Credit have been the principal sources of cash used to fund the Registrant's operations over the last three (3) years.

         The cash flow from operations has been sufficient to meet all current operational needs of the Registrant.

         The Registrant anticipates that the cash flow from operations after the purchase of the Patchogue Shopping Center and construction of the new Franklin Lakes Shopping Center will be more than sufficient to meet the new mortgage obligations. Registrant also expects that the cash flow from operations will permit the Registrant to pay down the Line of Credit over a period of time.

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

         The Registrant has a $20 million line of credit from Summit Bank that may be used to finance the acquisition or development of additional properties and for general business purposes. Borrowings under the Line of Credit bear interest: (i) at a variable fluctuating rate equal to Summit Bank's Base Lending Rate or at the LIBOR Based, plus 200 basis points (2.0%) on all borrowings up to $10,000,000; and (ii) at Summit's Base Lending Rate, plus one half of one percent (1/2%) or at the LIBOR Base, plus 250 basis points (2.5%) on all borrowings in excess of $10,000,000. At October 31, 1997, the sum of $11,429,000 was outstanding under the Line of Credit.

         Since  October 31,  1997,  and the receipt of mortgage  funds from both
Berdan Court, Wayne, New Jersey and Westwood Plaza, Westwood, New Jersey described at Item II(B), (a) (iv) and (vi), page 23-24, the Line of Credit has been paid down to $1,549,610 as of January 22, 1998.

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

         As described in Item 2(B)(a)(iii) at page 23, the Registrant refinanced its Frederick, Maryland shopping center in June, 1997. In addition, Registrant refinanced the Westwood, New Jersey shopping center on January 12, 1998 as described in Item 2(B)(a)(vi) at page 24. The Registrant also secured a mortgage for its apartment complex in Wayne, New Jersey, which property had not previously been mortgaged, on December 16, 1997.

         On December 22, 1997, the Registrant purchased a shopping center in Patchogue, New York financed, in part, by securing a purchase money mortgage in the amount of $7.5 million.

         The Registrant anticipates that the increased mortgage debt described above will be met, in part, by the new revenues which will be realized from Patchogue Plaza. As the Franklin Lakes Shopping Center is leased to third parties, the center will also offset the increased monthly mortgage obligations due to the refinancing of the Westwood, New Jersey Shopping Center and the new mortgage secured for Berdan Court. As of January 22, 1998, the Registrant has used the mortgage proceeds realized from the refinancing of the Westwood, New Jersey Shopping Center of approximately $5,000,000 to reduce the outstanding balance on the Line of Credit which existed as of October 31, 1997 as described above.

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

         Other than the apartment rehabilitation program described above, the Registrant has made no commitments, and has no understandings for additional capital expenditures.

         Registrant may also seek purchase money financing or institutional financing, other than the Line of Credit, to finance any new acquisitions in addition to the Patchogue Shopping Center and the reconstruction of the Franklin Lakes Shopping Center as described in Item 1(C)(d)(i) and (ii) at page 9 hereof. As of December 31, 1997 institutional money is available at relatively reasonable rates. The Registrant may, as a result, seek to raise additional monies for investment purposes, subject to the restrictions of the Line of Credit, by securing mortgage financing on one or more of its properties. In addition, Registrant may seek to refinance one or more of its properties where mortgage financing is currently in place.

         Capital Resources.

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

         Any sustained inflation may, however, negatively impact Registrant in at least two areas: (a) its Line of Credit is based upon a floating rate of interest which would, if increased over the 7.875% interest rate as of December 31, 1997, result in increased costs of operations; and (b) permanent mortgage financing. Any increase in mortgage interest rates would necessarily increase the costs of operations during fiscal 1998.

         Subject to compliance with Federal and State Securities Laws, the Registrant has the ability to issue additional shares of stock or debt instruments to raise additional capital. Registrant does not anticipate that it will be required to raise additional capital at the present time.

         Results of Operations.

         1.       Fiscal Year 1997.

         The rental income for fiscal year ended October 31, 1997 was $9,982,000 as compared to $9,589,000 for fiscal year 1996.

         The rental income increase realized was due to the Registrant's policy to raise rents whenever possible consistent with market conditions while maintaining its vacancy factor at an acceptable level.

         Total expenses were $8,723,000 for fiscal year 1997 when compared to $8,743,000 for fiscal year 1996.

         The Registrant completed the construction of its new shopping center located in Franklin Lakes, New Jersey on or about August 1, 1997. The new center will be known as "Franklin Crossing" and consists of approximately 87,041 square feet of leasable space. The old center contained approximately 33,320 square feet of leasable space.

         Grand Union has leased approximately 41,160 square feet of the total space available at Franklin Crossing. The Grand Union opened for operations on October 12, 1997. Grand Union's lease payments commenced on that date.

         The Registrant is in the process of leasing the balance of the space at Franklin Crossing to third parties.

         During the demolition and construction of the new Franklin Lakes Shopping Center various costs were incurred by the Registrant. In accordance with generally accepted accounting principles, the costs of construction were capitalized except that expenses incurred after October 31, 1996 through December 31, 1996 were not capitalized. The effect of the foregoing is that while expenses are being incurred from a cash point of view, the items which would ordinarily be expenses will be capitalized for fiscal year 1997.

         Real estate taxes decreased from $1,739,000 in 1996 to $1,692,000 in 1997. The Registrant continues to vigorously appeal real estate assessments where appropriate in an effort to assure that its properties are fairly assessed for real estate tax purposes.

         The Registrant expenses had increased at a faster rate than rental revenue for the years 1994 through 1996. Registrant anticipates that the increase in expense will moderate as evidenced by the decrease in the total expenses for fiscal year 1997.

         2.       Fiscal Year 1996.

         The Registrant's net income for fiscal year 1997 was $2,963,000 or $1.90 per share as compared to $2,662,000 for fiscal year 1996 or $1.71 per share.

         The financial results for 1996 were depressed due to several factors. First, the Franklin Lakes Shopping Center was in the process of being closed for construction of the new center. As a result, Registrant did not renew leases as they expired. The old center was, as a practical matter, closed for the last quarter of 1996. Second, operating expenses experienced a significant increase due to increased snow removal costs. Third, a number of properties sustained increases in real property tax.

         3.       Fiscal Year 1995.

         The Registrant's net income for fiscal year 1995 was $2,786,000 or $1.79 per share as compared to $2,662,000 for fiscal year 1996 or $1.71 per share.

         In 1995 the Registrant was operating its Franklin Lakes Shopping Center at near full occupancy. In 1996, however, leases for its tenants at Franklin Lakes were not renewed based upon the anticipated closing of the existing center and the construction of Franklin Crossing. As a result of the foregoing, the net income during 1996 was depressed. It is anticipated that the financial results will improve as Franklin Crossing is rented to third parties. In addition, it is anticipated that the acquisition of Patchogue Plaza in December, 1997 will have a positive impact on the Registrant's financial results for fiscal year 1998.

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

PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

(A)      Identification of Trustees

                                                     Expiration
Name                             Served Since        Date of Term          Age
----                             ------------        ------------          ---
Robert S. Hekemian                    1980             May, 1999            66
Donald W. Barney                      1981             May, 1998            56
John B. Voskian, MD                   1968             May, 1999            73
Herbert C. Klein                      1961             May, 2000            67
Nicholas A. Laganella                 1969             May, 2000            79
Charles J. Dodge                      1990             May, 1999            54
Alan L. Aufzien                       1992             May, 1998            68
Ronald J. Artinian                    1992             May, 1998            49

(B)      Identification of Executive Officers

Name                               Served Since               Position
----                               ------------               --------
Robert S. Hekemian                    1991            Chairman of the Board
John B. Voskian, MD                   1968            Secretary
Donald W. Barney                      1993            President
William R. DeLorenzo, Jr.             1974            Executive Secty./Treasurer

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

         (2) Donald W. Barney - Mr. Barney is Vice President and Treasurer of Union Camp Corporation, a Virginia corporation with executive offices in Wayne, New Jersey; director of Ramapo Financial Corp. a Bank holding company located in Wayne, New Jersey. Mr. Barney is also a partner and director of several real estate investment companies, partnerships and corporations.

         (3) Dr. John B. Voskian - Dr. Voskian is a physician. He is also a director and an officer of a number of private real estate companies. Dr. Voskian is not currently practicing medicine.

         (4) Herbert C. Klein - Mr. Klein is a director of the law firm of Hannoch Weisman located in Roseland, New Jersey and Washington, D.C. Mr. Klein's practice is devoted to real estate, corporate matters and government relations. Mr. Klein is a former member of the United States House of Representatives for the 8th Congressional District of New Jersey. Mr. Klein was formerly a member of the law firm of Klein Chapman. Mr. Klein is also a former member of the New Jersey legislature. He is a member of the Bars of New Jersey and the District of Columbia, an attorney since 1956. He is a former member of the Board of Trustees of Rutgers University.

         Mr. Klein is a partner in Capital Formation Associates, a group of venture capital investors. Mr. Klein is active in various civic, charitable and business organizations.

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

         Mr. Aufzien is also a director of Rent A Wreck of America which is a public corporation traded on the NASDAQ exchange.

         (8) Ronald J. Artinian - Mr. Artinian was the Managing Director, National Sales Manager at Smith Barney, Inc. as of October 31, 1997. Since that date, however, he has retired from his position at Smith Barney in order to pursue personal and other business interests.

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

ITEM 11           EXECUTIVE COMPENSATION.

Set forth below is a Summary Compensation Table for each of the Registrant's Officers and Trustees for the past five (5) fiscal years:

Name and                                       Fees               Executive (1)
Office Held                   Year             $                 Committee Fee
-----------                   ----             ----              -------------
A) OFFICERS
Robert S. Hekemian,           1997              5,000                  None
Chairman                      1996              5,000                  None
President                     1995              5,000                  None
                              1994              3,800                  None
                              1993              3,800                  None

Donald W. Barney,             1997              5,000                  None
President                     1996              5,000                  None
                              1995              5,000                  None
                              1994              3,800                  None
                              1993              1,900                  None

Herbert C. Klein,             1997               None                  None
President                     1996               None                  None
                              1995               None                  None
                              1994               None                  None
                              1993               None                  None

John B. Voskian,              1997               None                  None
Secretary                     1996               None                  None
                              1995               None                  None
                              1994               None                  None
                              1993               None                  None

William R. DeLorenzo, Jr.,    1997             10,500                 6,400
Executive Secretary           1996             10,500                 2,800
and Treasurer                 1995             10,500                 1,600
                              1994              9,300                  None
                              1993              9,300                   400

--------
1 Mr. DeLorenzo is not a Trustee. As the Executive Secretary and Treasurer, he is a non-voting member of the Executive Committee and received fees as set forth. The Trustee fees appear under the Trustee listing, subparagraph B hereof.

         The Registrant has determined that the base fee for all Trustees for fiscal 1998 will be $5000 per year, the same fee as in 1997. In addition, however, each of the Trustees and the Executive Secretary who attends regular or special meetings of the Board of Trustees shall receive an additional sum of $500 for each meeting attended. Registrant will also pay to each Trustee or the Executive Secretary who attends a site visit to inspect a property being reviewed, a fee of $500 together with actual and reasonable out-of-pocket expenses.

Name and                                             Fees
Office Held                         Year             $             Committee Fee
-----------                         ----             -----         -------------
B) TRUSTEES


Robert S. Hekemian                  1997             5,500              6,000
                                    1996             5,500              3,200
                                    1995             5,500              1,600
                                    1994             5,500               None
                                    1993             5,500                400

Donald W. Barney                    1997             5,500              6,800
                                    1996             5,500              2,800
                                    1995             5,500              1,600
                                    1994             5,500               None
                                    1993             5,500                400

John B. Voskian                     1997             5,500              1,600
                                    1996             5,500              2,400
                                    1995             5,500              1,200
                                    1994             5,500               None
                                    1993             5,500               None

Herbert C. Klein                    1997             5,500              6,800
                                    1996             5,500              3,200
                                    1995             4,583.33           1,600
                                    1994              None               None
                                    1993              None               None

Nicholas A. Laganella               1997             5,500              2,800
                                    1996             5,500              2,000
                                    1995             5,500              1,200
                                    1994             5,500               None
                                    1993             5,500               None

Charles J. Dodge                    1997             5,500              3,200
                                    1996             5,500              2,800
                                    1995             5,500              1,200
                                    1994             5,500               None
                                    1993             5,500               None

Ronald J. Artinian                  1997             5,500              5,600
                                    1996             5,500              2,800
                                    1995             5,500              2,400
                                    1994             5,500               None
                                    1993             5,500                400

Alan L. Aufzien                     1997             5,500              6,400
                                    1996             5,500              2,800
                                    1995             5,500              1,200
                                    1994             5,500                400
                                    1993             5,500               None

         The fee to be paid to the Chairman, President and Treasurer will continue at the rate of $5,000.00 for fiscal year 1998.

         No Officer or Trustee of the Registrant:

         a) has any stock options to purchase stock of the Registrant;

         b) receives any prerequisites or other personal benefits, security or property; and

         c) is entitled to any long-term compensation of any kind from the Registrant.

         Registrant maintains an Executive Committee which consists of four (4) Trustees and the Executive Secretary as a non-voting attendee. Members of the executive committee and the Executive Secretary receive a fee of $500 for each meeting attended except that the Chairman of the Executive Committee receives a fee of $600.

         Registrant maintains as Audit Committee which consists of three (3) members of the Board of Trustees and the Executive Secretary as a non-voting attendee. Members of the Audit Committee and the Executive Secretary receive a $500 fee for each meeting attended except that the Chairman of the Executive Committee receives a fee of $600.

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

         Donald W. Barney was elected  President  of the  Registrant  on May 24,
1993.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                                        Amount of Shares
(A)      Title of Class                 Beneficially Owned    Percent of Class
         --------------                 ------------------    ----------------

         Shares of beneficial              338,388.25               21.70%
         interest held by the
         Trustees and Officers
         together with members
         of their families who
         are less than 21 years
         of age

(B)      Security Ownership of Management

                                            Name of
                                            Beneficial                     Amount of     Percent of
         Title of Class                     Owner                         Shares Owned      Class
         --------------                     -----                         ------------      -----
         Shares of beneficial
         interest no par                    Robert S. Hekemian              5,095           0.33%

         Shares of beneficial
         interest no par                    Donald W. Barney               40,981           2.63%

         Shares of beneficial
         interest no par                    John B. Voskian                 7,754           0.50%

         Shares of beneficial
         interest no par                    Herbert C. Klein               48,190           3.09%

         Shares of beneficial
         interest no par                    Nicholas A. Laganella           3,625           0.23%

         Shares of beneficial
         interest no par                    Charles J. Dodge                  500           0.032%

         Shares of beneficial
         interest no par                    Ronald J. Artinian             73,267           4.58%

         Shares of beneficial
         interest no par                    Alan L. Aufzien                 1,500           0.10%

         Shares of beneficial
         interest no par                    Wm. R. DeLorenzo, Jr.           3,563           0.228%

         The above listed shares includes only shares held in the name of the Trustee or Officer.

(C) Registrant knows of no pledge of securities of the Registrant, the operation of the terms of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)      Transactions with Management and others

         (i) Hekemian & Co. serves as the managing agent for the Registrant's properties and as a consultant to the Registrant. Robert S. Hekemian serves as Chairman of the Board of Hekemian & Co., Inc. and is also a shareholder. The following family members of Mr. Hekemian are Officers of Hekemian & Co. in the position set forth opposite their names.

         Samuel P. Hekemian                - President
         Robert S. Hekemian, Jr.           - Executive Vice President
         Bryan S. Hekemian                 - Vice-President and Secretary
         David B. Hekemian                 - Vice-President and Treasurer
         Serge Krikorian                   - Vice-President Insurance Department

         Samuel Hekemian is the brother of Robert S. Hekemian. Robert S. Hekemian, Jr., Bryan S. Hekemian and David B. Hekemian are the sons of Robert S. Hekemian. Serge Krikorian is the brother-in-law of Robert S. Hekemian and Samuel
P. Hekemian.

         Mr. Hekemian also serves on the Board of Directors of Summit Bank, which holds a first mortgage on the Registrant's property located in Spring Lake Heights as more fully described in Item 2 (B)(a)(i) at Page 23 hereof and has issued the Line of Credit described in Item 1 (C) (3) at Pages 9 - 10 hereof.

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

Bryan S. Hekemian                  None                7.0%              Son of Robert                         $  427,000.00
                                                                         S. Hekemian,
                                                                         Trustee and Vice-
                                                                         President of
                                                                         Hekemian & Co.

Lisa Jann Hekemian                 None                5.0%              Daughter of                           $  305,000.00
                                                                         Robert S.
                                                                         Hekemian, Trustee

David B. Hekemian                  None                7.0%              Son of Robert                         $  427,000.00
                                                                         S. Hekemian,
                                                                         Trustee and Vice-
                                                                         President of
                                                                         Hekemian & Co.

Robert S. Hekemian                 Trustee             0.8%              N/A                                   $   48,800.00

Robert S. Hekemian, Jr.            None                7.0%              Son of Robert                         $  427,000.00
                                                                         S. Hekemian,
                                                                         Trustee and
                                                                         Executive Vice-
                                                                         President of
                                                                         Hekemian & Co.

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

Samuel P. Hekemian                 None                0.7%              President of                          $   42,700.00
                                                                         Hekemian & Co.
                                                                         and brother of
                                                                         Robert S. Hekemian,
                                                                         Trustee

Albert A. Kapigian                 None                1.0%              None                                  $   61,000.00

Shirlee Kerbeykian                 None                1.5%              Wife of Edward                        $   91,500.00
                                                                         Kerbeykian, Senior
                                                                         Vice-President of
                                                                         Hekemian & Co.

Ronald F. Kistner                  None                0.5%              Employee of                           $   30,500.00
                                                                         Hekemian & Co.

                                  Position          Percentage            Relationship                            Initial
                                    With               of                    With A                               Capital
Name                                Trust            Interest               Trustee                             Contribution
----                                -----            --------               -------                             ------------
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

Thomas A. Newton                   None                0.5%              Former Controller                     $   30,500.00
                                                                         of Hekemian & Co.

Stephanie H. Reckler               None                2.0%              None                                  $  122,000.00

Michael J. Voskian                 None                1.0%              Son of John                           $   61,000.00
                                                                         Voskian, Trustee
                                                                         and nephew of
                                                                         Robert S. Hekemian,
                                                                         Trustee

Victoria A. Voskian                None                1.0%              Daughter of John                      $   61,000.00
                                                                         Voskian, Trustee
                                                                         and niece of
                                                                         Robert S. Hekemian, Trustee

TOTAL                                                 60.0%                                                    $3,660,000.00
                                                      ====                                                     =============

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
Investment Trust of
New Jersey, c/o
Hekemian & Co., Inc.
505 Main Street
P.O. Box 667
Hackensack, NJ 07602

         (ii) Hekemian & Co. has provided various services to the Registrant in connection with the business of the Trust during fiscal year 1997. The management contract provides that Hekemian & Co. is paid fees based upon the rent collected. Such fees were approximately $495,000.00, $476,000.00 and $470,000.00 in 1997, 1996 and 1995, respectively. In addition, Registrant paid Hekemian & Co. fees and commissions in connection with the development and leasing of Franklin Crossing in the amount of approximately $375,000.00 in 1997. Included in the 1997 fees of $495,000 that the Registrant paid to Hekemian & Co., is a fee of $54,000 paid in connection with the refinancing of Westridge Shopping Center, Frederick, Maryland.

         Registrant has reached an agreement with Hekemian & Co. to pay fees in connection with the purchase, construction oversight and financing of the Patchogue Plaza in the amount of $444,341.50. In addition, Registrant has agreed to pay additional fees in connection with the anticipated refinancing of the Westwood Shopping Center in the amount of $52,750 and the financing of Berdan Court in Wayne, New Jersey in the amount of $54,000. The above-referenced fees will be paid during fiscal year 1998.


 (iii) The Cronheim Mortgage Co. acted as a mortgage broker in connection with the Registrants refinancing of the Westridge Shopping Center located in Frederick, Maryland. The mortgage closing was completed on June 30, 1997. The new mortgage was in the amount of $19,200,000. The Cronheim Mortgage Co. was paid a fee of $144,000 in connection with the said mortgage. The Cronheim Mortgage Co. paid $72,000 of the fee to a co-broker.

         In addition, Cronhiem Mortgage Co. is also acting as a mortgage broker in connection with the anticipated refinancing of the Westwood Plaza, Westwood, NJ. Registrant has reached an agreement to pay Cronheim Mortgage a fee of $53,000 when the mortgage for Westwood Plaza closes.

         Mr. Charles J. Dodge, a Trustee, is the Chief Executive Officer of Cronheim Mortgage Co.

         (iv) The law firm of Hannoch Weisman was retained by the Registrant during the fiscal year to furnish legal services. Herbert C. Klein, a Trustee, is a director of the law firm. The total fees paid to Hannoch Weisman in fiscal year 1997 was $23,184.55.

         Hannoch Weisman has also been retained by the Registrant, as its counsel, in connection with the purchase of the Patchogue Plaza and the renovation of the Franklin Lakes Shopping Center, as well as, the refinancing of Westwood Plaza and the financing for Berdan Court. No final fees have been determined by the Board, as of the date hereof, for the above referenced work. It is expected, however, that the fees to be paid to Hannoch Weisman in connection with the above described work will exceed $60,000.

         (v) The law firm of Nowell Amoroso, P.A. was not retained by the Registrant during the fiscal year to furnish legal services, except to prepare the 10-K for fiscal year 1997 together with the 10K/A and 8K filed June 1997. William R. DeLorenzo, Jr., the Executive Secretary and Treasurer, is of Counsel to the law firm. A fee of $2,000 will be paid to Nowell Amoroso, P.A. in connection with the preparation of the 10-K for fiscal year 1997. Nowell Amoroso was paid a total of $4,772.27 in 1997 for all work described herein.

         (vi) Robert S. Hekemian and his brother Samuel P. Hekemian hold 95% of the stock in Hekemian & Co., Marilyn Voskian and Ann Krikorian each hold 2-1/2% of the stock in Hekemian & Co., which is the remaining 5%. A dispute has arisen between Robert S. Hekemian and Samuel P. Hekemian concerning their succession in Hekemian & Co. Litigation has been undertaken concerning various issues between Robert S. Hekemian and Samuel P. Hekemian which has not been resolved as of December 31, 1997. Registrant believes that Hekemian & Co. or its successor in the event this dispute is not resolved amicably, will appropriately service all of its management needs without interruption.

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

ITEM 14        EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) List of all documents to be filed as a part of this 10-K Report:

         1.       Financial Statements.

                  (i) Report of Independent Public Accountant for Registrant, J.H. Cohn, LLP

                  (ii)  Combined Balance Sheets as of October 31, 1997 and 1996

                  (iii) Combined Statements of Income and Undistributed Earnings
                        Years ended October 31, 1997, 1996 and 1995

                  (iv) Combined Statements for Cash Flows Years ended October 31, 1997, 1996 and 1995

                  (v)   Notes to Combined Financial Statements

         2.       Financial Statement Schedules.

                  (i)   Short-Term Borrowings.

                  (ii)  Supplementing Income Statement Information.

                  (iii) Real Estate and Accumulated Depreciation.

(B) Reports on Form 8-K:

         No report on Form 8-K was filed by the Registrant during the last quarter of the fiscal year ending October 31, 1997.

         A form 8-K was, however, filed on June 23, 1997 copies of which are attached.


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

Dated:  January 29, 1998                         First Real Estate Investment
                                                 Trust of New Jersey


                                                 By: /s/Robert S. Hekemian
                                                     ---------------------
                                                     Robert S. Hekemian,
                                                     Chairman of the Board and
                                                     Chief Executive Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Robert S. Hekemian                       DATED: January 29, 1998
---------------------
Robert S. Hekemian, Chairman of
the Board, Chief Executive
Officer and Trustee
(Principal Executive Officer)



/s/Donald W. Barney                         DATED: January 29, 1998
-------------------
Donald W. Barney, Trustee and
President


/s/John B. Voskian                          DATED: January 29, 1998
------------------
John B. Voskian, Trustee and
Secretary

/s/Herbert C. Klein                         DATED: January  29, 1998
-------------------
Herbert C. Klein, Trustee


/s/Charles J. Dodge                         DATED: January  29, 1998
-------------------
Charles J. Dodge, Trustee


/s/Nicholas A. Laganella                    DATED: January  29, 1998
------------------------
Nicholas A. Laganella, Trustee


/s/Ronald J. Artinian                       DATED: January  29, 1998
---------------------
Ronald J. Artinian, Trustee


/s/William R. DeLorenzo, Jr.                DATED: January  29, 1998
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

               FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY




                        INDEX TO FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))





(A)      FINANCIAL STATEMENTS OF REGISTRANT:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

             BALANCE SHEETS
                OCTOBER 31, 1997 AND 1996

             STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

             STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

             NOTES TO FINANCIAL STATEMENTS


(B)      FINANCIAL STATEMENTS OF AFFILIATE:

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

           BALANCE SHEETS
               OCTOBER 31, 1997 AND 1996

           STATEMENTS OF INCOME AND MEMBERS' EQUITY
               YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

           STATEMENTS OF CASH FLOWS
               YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

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


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders
First Real Estate Investment
  Trust of New Jersey


We have audited the accompanying balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY as of October 31, 1997 and 1996, and the related statements of income and undistributed earnings and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey as of October 31, 1997 and 1996, and its results of operations and cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

Our audits referred to above included the information in Schedules IX, X and XI which present fairly, when read in conjunction with the financial statements, the information required to be set forth therein.



                                                 /s/J. H. COHN
                                                 -------------
                                                 J. H. COHN LLP
Roseland, New Jersey
November 14, 1997

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 BALANCE SHEETS
                            OCTOBER 31, 1997 AND 1996



                       ASSETS                               1997           1996
                                                           -------       -------
                                                                (In Thousands
                                                                of Dollars)
Real estate, at cost, net of accumulated
    depreciation ...................................       $53,737       $46,836
Equipment, at cost, net of accumulated
    depreciation of $657,000 and $608,000 ..........           184           186
Investment in affiliate ............................         1,905         1,924
Cash ...............................................           228           189
Tenants' security accounts .........................           719           754
Sundry receivables .................................           280           537
Prepaid expenses and other assets ..................         1,470         1,090
Deferred charges, net ..............................           710           158
                                                           -------       -------

          Totals ...................................       $59,233       $51,674
                                                           =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ..............................       $24,429       $23,609
  Note payable - bank ..............................        11,429         5,662
    Accounts payable and accrued expenses ..........           409           278
    Construction liabilities .......................           496
    Dividends payable ..............................         1,326         1,029
    Tenants' security deposits .....................           905           853
    Deferred revenue ...............................           255           259
                                                           -------       -------
          Total liabilities ........................        39,249        31,690
                                                           -------       -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par
    value; 1,560,000 shares authorized;
    1,559,788 shares issued and outstanding ........        19,314        19,314
    Undistributed earnings .........................           670           670
                                                           -------       -------
          Total shareholders' equity ...............        19,984        19,984
                                                           -------       -------

           Totals ..................................       $59,233       $51,674
                                                           =======       =======

                       See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                    INCOME                   1997          1996          1995
                                           --------      --------      --------
                                                  (In Thousands of Dollars,
                                                  Except per Share Amounts)
Revenue:
    Rental income ....................     $  9,982      $  9,589      $  9,503
    Reimbursements ...................        1,433         1,568         1,380
    Equity in income of affiliate ....          139            92            81
    Sundry income ....................          144           168           160
                                           --------      --------      --------
        Totals .......................       11,698        11,417        11,124
                                           --------      --------      --------
Expenses:
    Operating expenses ...............        2,628         2,568         2,377
    Management fees ..................          495           476           470
    Real estate taxes ................        1,692         1,739         1,507
    Interest .........................        2,589         2,665         2,744
    Depreciation .....................        1,319         1,295         1,234
                                           --------      --------      --------
        Totals .......................        8,723         8,743         8,332
                                           --------      --------      --------

Income before state income taxes .....        2,975         2,674         2,792

Provision for state income taxes .....           12            12             6
                                           --------      --------      --------

Net income ...........................     $  2,963      $  2,662      $  2,786
                                           ========      ========      ========


Earnings per share ...................     $   1.90      $   1.71      $   1.79
                                           ========      ========      ========

            UNDISTRIBUTED EARNINGS

Balance, beginning of year ...........     $    670      $    675      $  1,834
Net income ...........................        2,963         2,662         2,786
Less dividends .......................       (2,963)       (2,667)       (3,945)
                                           --------      --------      --------

Balance, end of year .................     $    670      $    670      $    675
                                           ========      ========      ========

Dividends per share ..................     $   1.90      $   1.71      $   2.53
                                           ========      ========      ========

                       See Notes to Financial Statements.

                     FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 STATEMENTS OF CASH FLOWS
                        YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                                                           1997        1996         1995
                                                         -------      -------      -------
                                                                (In Thousands of Dollars)
Operating activities:
    Net income .....................................     $ 2,963      $ 2,662      $ 2,786
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ..............       1,356        1,333        1,306
        Equity in income of affiliate ..............        (139)         (92)         (81)
      Deferred revenue .............................          (4)           2           43
        Changes in operating assets and liabilities:
           Tenants' security accounts ..............          35          (28)         (47)
           Sundry receivables, prepaid expenses
             and other assets ......................        (712)        (585)        (215)
           Accounts payable and accrued expenses ...         131          (54)          65
           Tenants' security deposits ..............          52           26           51
                                                         -------      -------      -------
               Net cash provided by operating
                 activities ........................       3,682        3,264        3,908
                                                         -------      -------      -------

Investing activities:
    Capital expenditures ...........................      (7,723)        (880)        (590)
    Distributions from affiliate ...................         160          140          440
                                                         -------      -------      -------
               Net cash used in investing activities      (7,563)        (740)        (150)
                                                         -------      -------      -------

Financing activities:
    Dividends paid .................................      (2,667)      (2,792)      (2,791)
    Proceeds from note payable - bank ..............       7,817        3,339        2,791
    Net proceeds from mortgage refinancing .........       1,314
    Repayment of note payable - bank ...............      (2,050)      (2,846)      (3,050)
    Repayment of mortgages .........................        (494)        (501)        (454)
                                                         -------      -------      -------
               Net cash provided by (used in)
            financing activities ...................       3,920       (2,800)      (3,504)
                                                         -------      -------      -------

Net increase (decrease) in cash ....................          39         (276)         254
Cash, beginning of year ............................         189          465          211
                                                         -------      -------      -------

Cash, end of year ..................................     $   228      $   189      $   465
                                                         =======      =======      =======

                     FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 STATEMENTS OF CASH FLOWS
                        YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                       (continued)


                                                           1997        1996         1995
                                                         -------      -------      -------
                                                                (In Thousands of Dollars)
Supplemental disclosure of cash flow data:
    Interest paid, net of capitalized interest
    of $158,385 in 1997 ............................     $ 2,589      $ 2,883      $ 2,528
                                                         =======      =======      =======

    Income taxes paid ..............................     $    12      $     8      $     7
                                                         =======      =======      =======


Supplemental schedule of noncash investing
    and financing activities:
    Dividends declared, not paid ...................     $ 1,326      $ 1,029      $ 1,154
                                                         =======      =======      =======

    Capital expenditures incurred, not paid ........     $   496
                                                         =======

                            See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Organization and significant accounting policies:
                    Organization:
                       First Real Estate Investment Trust of New Jersey (the "Trust") was organized November 1, 1961 as a New Jersey Business Trust. The Trust is engaged in owning residential and commercial income producing properties located in New Jersey and Maryland.

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

                       The Trust is subject to Federal income tax on undistributed taxable income and capital gains. The Trust may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 1997, 1996 and 1995, the Trust made such an election.

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

                    Cash:
                       The Trust maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1997 and 1996, the Trust had no cash equivalents.

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

                    Advertising:
                       The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $33,000, $49,000 and $27,000 in 1997, 1996 and 1995, respectively.

                    Earnings per share:
                       Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three years in the period ended October 31, 1997.

                    Reclassifications:
                       Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the current presentation.


Note 2 - Investment in affiliate:
                    The Trust is a 40% member of the Affiliate, a limited liability company that is managed by Hekemian & Co., Inc. ("Heke- mian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of the Affiliate are either trustees of the Trust or their families or officers of Hekemian. The Affiliate owns a residential apartment complex located in Westwood, New Jersey.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS



Note 2 - Investment in affiliate (concluded):
                    Summarized financial information of the Affiliate as of Octo- ber 31, 1997 and 1996 and for each of the three years in the period ended October 31, 1997 is as follows:

                                                       1997        1996
                                                     -------     -------
                                                       (In Thousands
                                                        of Dollars)
       Balance sheet data:
           Assets:
              Real estate and equipment, net ...     $14,696     $14,928
              Other ............................         551         544
                                                     -------     -------
                    Total assets ...............     $15,247     $15,472
                                                     =======     =======
           Liabilities and equity:
              Liabilities:
                Mortgage payable ...............     $10,192     $10,346
                Other ..........................         295         314
                                                     -------     -------
                    Totals .....................      10,487      10,660
                                                     -------     -------
             Members' equity:
                Trust ..........................       1,905       1,924
                Others .........................       2,855       2,888
                                                     -------     -------
                    Totals .....................       4,760       4,812
                                                     -------     -------
                    Total liabilities and equity     $15,247     $15,472
                                                     =======     =======


                                        1997       1996       1995
                                       ------     ------     ------
                                         (In Thousands of Dollars)

            Income statement data:
                Rental revenue ...     $2,497     $2,360     $2,212
                Rental expenses ..      2,149      2,130      2,008
                                       ------     ------     ------

                Net income .......     $  348     $  230     $  204
                                       ======     ======     ======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Real estate:
                    Real estate consists of the following:

                                                     Range
                                                  of Estimated
                                                  Useful Lives        1997          1996
                                                  ------------        ----          ----
                                                                         (In Thousands
                                                                           of Dollars)
            Land                                                    $20,244        $17,263
            Unimproved land                                           2,310          2,472
            Apartment buildings                    7 - 40   years    10,711         10,170
            Commercial buildings                  25 - 31.5 years        58             58
            Shopping centers                      15 - 50   years    30,270         26,947
            Construction in progress                                  2,126            969
                                                                    -------        -------
                                                                     65,719         57,879
            Less accumulated depreciation                            11,982         11,043

                                                                    -------        -------
                    Totals                                          $53,737        $46,836
                                                                    =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS



Note 4 - Mortgages payable:
                    Mortgages payable consist of the following:

                                                           1997            1996
                                                          ------        -------
                                                               (In Thousands
                                                               of Dollars)
              Northern Life Insurance Cos. (A)            $19,123
              State Mutual Life Insurance Co. (A)                        $18,068
              Travelers Insurance (B)                       5,181          5,319
              Summit Bank (C)                                 125            222
                                                          -------        -------
                  Totals                                  $24,429        $23,609
                                                          =======        =======

                       (A) On June 30, 1997, the Trust repaid the existing mort- gage on the Frederick, Maryland shopping center utilizing proceeds from a new mortgage in the amount of $19,200,000 with Northern Life
                              Insurance Cos. The new mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $25,134,000.
                       (B) Payable in monthly installments of $55,287 including interest at 10% through February 2003 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,695,000.
                       (C) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $566,000. One of the directors of the bank is a trustee of the Trust.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

                    Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 1997 are as follows:

                       Year Ending
                       October 31,                          Amount
                       -----------                          ------

                          1998                               $494
                          1999                                464
                          2000                                476
                          2001                                520
                          2002                                569

                    Based on borrowing rates currently available to the Trust, the carrying amount of mortgages payable approximates fair value at October 31, 1997.


Note 5 - Note payable - bank:
                    Note payable - bank consists of borrowings under a $20,000,000 revolving line of credit agreement with Summit Bank which expires on April 30, 1998. The first $10,000,000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus 1/2% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey and any vacant land owned by the Trust.


Note 6 - Commitments and contingencies:
                    Leases:
                       Commercial tenants:
                           The Trust leases commercial space having a net book value of approximately $45,898,000 at October 31, 1997 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 1997 are as follows:

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


                             Year Ending
                             October 31,                         Amount
                             -----------                         ------

                              1998                              $ 4,739
                              1999                                4,513
                              2000                                4,140
                              2001                                3,936
                              2002                                3,504
                              Thereafter                         26,976
                                                                -------
                              Total                             $47,808
                                                                =======

                           The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                           Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three years in the period ended October 31, 1997 were not material.

                       Residential tenants:
                           Lease terms for residential tenants are usually one year or less.

                    Acquisition:
                       The Trust has entered into a contract to purchase a 64,000 square foot shopping center to be constructed in Patchogue, New York for approximately $11,000,000 including commissions and estimated professional fees. The Trust anticipates to complete the acquisition in the first quarter of fiscal 1998.

                    Standby letters of credit:
                       At October 31, 1997, the Trust is obligated under irrevocable standby letters of credit of approximately $1,550,000 in connection with certain required land improvements at the Franklin Lakes shopping center.

                    Environmental concerns:
                       In accordance with applicable regulations, the Trust reported to the New Jersey Department of Environmental Protection that a discharge of hazardous material was recently discovered at the newly renovated Franklin Crossing Shopping Center (the "Center").

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies (concluded):

                       At present, the discharge material appears to be isolated and management believes there will be no significant effect on the operations of the Center.

                       In  connection  therewith,   the  Trust  is  required  to
                       investigate and monitor such discharge, the cost of which will not be material.


Note 7 - Management agreement and related party transactions:
                    The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $495,000, $476,000 and $470,000 in 1997, 1996 and 1995,
                    respectively. In addition, Hekemian has charged the Trust fees and commissions in connection with the development and leasing of the shopping center in Franklin Lakes, New Jersey. Such fees and commissions amounted to approximately $375,000 in 1997.


Note 8 - Earnings per share:
                    Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.



                                      * * *

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                       SCHEDULE IX - SHORT-TERM BORROWINGS
                            (In Thousands of Dollars)


   Column A       Column B   Column C   Column D   Column E    Column F
   --------       --------   --------   --------   --------    --------

                                        Maximum    Average
                                         Amount     Amount    Weighted
                                          Out-       Out-      Average
 Category of       Balance   Weighted   standing   standing   Interest
 Aggregate           at      Average     During     During       Rate
 Short-Term        End of    Interest     the        the      During the
Borrowings (A)     Period      Rate      Period     Period    Period (B)
--------------     ------      ----      ------     ------    ----------
1997:
  Note payable -
    bank           $11,429      7.75%    $11,429     $7,703       7.7%
                   =======      ====     =======     ======       ===

1996:
  Note payable -
    bank           $ 5,662      7.98%    $ 6,362     $5,683       8.2%
                   =======      ====     =======     ======       ===

1995:
  Note payable -
    bank           $ 5,169      8.09%    $ 6,582     $5,585       7.9%
                   =======      ====     =======     ======       ===

(A)  See Note 5 of notes to financial statements.
(B)  Calculated using average monthly loan balances and actual interest expense.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)


         Column A                       Column B
         --------                       --------
                                     Charged to Costs
         Item (A)                     and Expenses
                            ---------------------------------
                              1997        1996          1995
                            ------       ------        ------
Maintenance and repairs     $  269       $  252        $  219
                            ======       ======        ======

Real estate taxes           $1,691       $1,739        $1,507
                            ======       ======        ======

(A) Amounts for other items were less than 1% of revenue in all years.

Item 6. SELECTED FINANCIAL DATA

                                       As of or for the Year Ended October 31,
                              -------------------------------------------------------
                               1997        1996        1995        1994         1993
                              -------     -------     -------     -------     -------
                                        (In Thousands of Dollars, Except
                                                 Per Share Amounts)
Operating data:
    Revenue .............     $11,698     $11,417     $11,124     $10,335     $ 9,952
    Expenses ............       8,735       8,755       8,338       7,952       7,657
                              -------     -------     -------     -------     -------

    Net income ..........     $ 2,963     $ 2,662     $ 2,786     $ 2,383     $ 2,295
                              =======     =======     =======     =======     =======


Balance sheet data:
    Total assets ........     $59,233     $51,674     $51,838     $52,398     $51,356
                              =======     =======     =======     =======     =======

    Long-term obligations     $24,429     $23,609     $24,110     $24,564     $24,963
                              =======     =======     =======     =======     =======


Per share data:
    Earnings per share ..     $  1.90     $  1.71     $  1.79     $  1.53     $  1.47
                              =======     =======     =======     =======     =======


    Dividends per share .     $  1.90     $  1.71     $  2.53     $  1.62     $  1.56
                              =======     =======     =======     =======     =======

                                          FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          OCTOBER 31, 1997
                                                      (In Thousands of Dollars)

     Column A                      Column B                Column C                       Column D
     --------                      --------                --------                       --------
                                                                                            Costs
                                                                                         Capitalized
                                                        Initial Cost                      Subsequent
                                                         to Company                     to Acquisition
                                                -------------------------    --------------------------------------
                                                               Buildings
                                     Encum-                      and                         Improve-     Carrying
    Description                     brances        Land      Improvements       Land          ments        Costs
    -----------                     -------        ----      ------------       ----          -----        -----
Garden apartments:
   Sheridan Apts.,
     Camden, NJ ............                    $    117      $    360                     $    911
   Grandview Apts.,
     Hasbrouck Heights, NJ .                          22           180                          193
   Lakewood Apts.,
     Lakewood, NJ ..........                          11           396                          169
   Hammel Gardens,
     Maywood, NJ ...........                         313           728                          642
   Palisades Manor,
     Palisades Park, NJ ....                          12            81                           80
   Steuben Arms,
     River Edge, NJ ........                         364         1,773                          372
   Heights Manor,
     Spring Lake Heights, NJ      $    125           109           974                          323
   Berdan Court,
     Wayne, NJ .............                         250         2,206                        1,323

Commercial property:
   Glen Rock, NJ ...........                          12            36                           22

Shopping centers:
   Franklin Lakes
     Shopping Center,
     Franklin Lakes, NJ ....                          29                     $  2,981         6,038
   Westridge Shopping
     Center, Frederick,
     MD ....................        19,123         9,135        19,159                          338
   Westwood Shopping
     Center, Westwood,
     NJ ....................         5,181         6,889         6,416                          445

Vacant land:
   Franklin Lakes, NJ ......                         224                     $   (168)
   Rockaway, NJ ............                       1,683                                                  $    398
   South Brunswick, NJ .....                          80                                                        93
                                  --------      --------      --------       --------      --------       --------
      Totals ...............      $ 24,429      $ 19,250      $ 32,309       $  2,813      $ 10,856       $    491
                                  ========      ========      ========       ========      ========       ========

                                          FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          OCTOBER 31, 1997
                                                      (In Thousands of Dollars)
                                                            (continued)

                                                Column E                  Column F     Column G        Column H          Column I
                                                --------                  --------     --------        --------          --------
                                           Gross Amount at Which
                                        Carried at Close of Period
                                     --------------------------------                                                    Life on
                                              Buildings                                                                    Which
                                                 and                     Accumulated    Date of          Date           Depreciation
                                     Land    Improvements    Total(1)    Depreciation Construction    Acquired          is Computed
                                     ----    ------------    --------    -------------------------    --------          -----------
Garden apartments:
   Sheridan Apts.,
     Camden, NJ ............    $    117      $  1,271      $  1,388      $    696        1950            1964          7-40   years
   Grandview Apts.,
     Hasbrouck Heights, NJ .          22           373           395           235        1925            1964          7-40   years
   Lakewood Apts.,
     Lakewood, NJ ..........          11           565           576           423        1960            1962          7-40   years
   Hammel Gardens,
     Maywood, NJ ...........         313         1,370         1,683           725        1949            1972          7-40   years
   Palisades Manor,
     Palisades Park, NJ ....          12           161           173           111        1935/70         1962          7-40   years
   Steuben Arms,
     River Edge, NJ ........         364         2,145         2,509         1,135        1966            1975          7-40   years
   Heights Manor,
     Spring Lake Heights, NJ         109         1,297         1,406           840        1967            1971          7-40   years
   Berdan Court,
     Wayne, NJ .............         250         3,529         3,779         2,214        1964            1965          7-40   years

Commercial property:
   Glen Rock, NJ ...........          12            58            70            45        1940            1962         10-31.5 years

Shopping centers:
   Franklin Lakes
     Shopping Center,
     Franklin Lakes, NJ ....       3,010         6,038         9,048             5        1963/75/97      1966        10-50    years
   Westridge Shopping
     Center, Frederick,
     MD ....................       9,135        19,497        28,632         3,498        1986            1992        15-31.5  years
   Westwood Shopping
     Center, Westwood,
     NJ ....................       6,889         6,861        13,750         2,055        1981            1988        15-31.5  years

Vacant land:
   Franklin Lakes, NJ ......          56                          56                                      1966/93
   Rockaway, NJ ............       2,081                       2,081                                      1964/92/93
   South Brunswick, NJ .....         173                         173                                       1964
                                --------      --------      --------      --------
      Totals ...............    $ 22,554      $ 43,165      $ 65,719      $ 11,982
                                ========      ========      ========      ========

 (1) Aggregate cost is the same for Federal income tax purposes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members
Westwood Hills, LLC


We have audited the accompanying balance sheets of WESTWOOD HILLS, LLC as of October 31, 1997 and 1996, and the related statements of income and members' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Hills, LLC as of October 31, 1997 and 1996, and its results of operations and cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.



                                     J. H. COHN LLP

Roseland, New Jersey
November 14, 1997

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                                 BALANCE SHEETS
                            OCTOBER 31, 1997 AND 1996




                       ASSETS                               1997           1996
                                                           -------       -------
                                                              (In Thousands
                                                               of Dollars)
Real estate, at cost, net of accumulated
    depreciation of $1,044,000 and $731,000 ........       $14,611       $14,857
Equipment, at cost, net of accumulated
    depreciation of $22,000 and $10,000 ............            85            71
Cash ...............................................           107            54
Tenants' security accounts .........................           256           245
Sundry receivables .................................            18
Prepaid expenses and other assets ..................           112           119
Deferred charges, net ..............................            76           108
                                                           -------       -------

        Totals .....................................       $15,247       $15,472
                                                           =======       =======


        LIABILITIES AND MEMBERS' EQUITY

Liabilities:
    Mortgage payable ...............................       $10,192       $10,346
    Accounts payable and accrued expenses ..........            27            69
    Tenants' security deposits .....................           268           245
                                                           -------       -------
        Total liabilities ..........................        10,487        10,660

Members' equity ....................................         4,760         4,812
                                                           -------       -------

        Totals .....................................       $15,247       $15,472
                                                           =======       =======

                       See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                    STATEMENTS OF INCOME AND MEMBERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995




                    INCOME                    1997          1996           1995
                                            -------       -------       -------
                                                  (In Thousands of Dollars)
Revenue:
    Rental income ....................      $ 2,479       $ 2,343       $ 2,197
    Sundry income ....................           18            17            15
                                            -------       -------       -------
        Totals .......................        2,497         2,360         2,212
                                            -------       -------       -------

Expenses:
    Operating expenses ...............          546           547           505
    Management fees ..................          123           105            86
    Real estate taxes ................          352           350           283
    Interest .........................          802           813           832
    Depreciation .....................          326           315           302
                                            -------       -------       -------
        Totals .......................        2,149         2,130         2,008
                                            -------       -------       -------

Net income ...........................          348           230           204


               MEMBERS' EQUITY

Balance, beginning of year ...........        4,812         4,931         5,827

Less distributions ...................         (400)         (349)       (1,100)
                                            -------       -------       -------

Balance, end of year .................      $ 4,760       $ 4,812       $ 4,931
                                            =======       =======       =======

                       See Notes to Financial Statements.

                                    WESTWOOD HILLS, LLC
                         (A New Jersey Limited Liability Company)

                                 STATEMENTS OF CASH FLOWS
                        YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                          1997         1996         1995
                                                        -------      -------      -------
                                                               (In Thousands of Dollars)
Operating activities:
    Net income .....................................     $   348      $   230      $   204
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ..............         358          349          302
        Changes in operating assets and liabilities:
           Tenants' security accounts ..............         (11)         (24)         (33)
           Sundry receivables and prepaid expenses .          25          (11)        (246)
           Accounts payable and accrued expenses ...         (42)          40          (48)
           Tenants' security deposits ..............          23           24           33
                                                         -------      -------      -------
             Net cash provided by operating
               activities ..........................         701          608          212
                                                         -------      -------      -------

Investing activities - capital expenditures ........         (94)        (131)        (104)
                                                         -------      -------      -------

Financing activities:
    Distributions paid .............................        (400)        (349)      (1,100)
    Mortgage proceeds ..............................       1,175
    Repayment of mortgage ..........................        (154)        (142)        (142)
                                                         -------      -------      -------
             Net cash used in financing activities .        (554)        (491)         (67)
                                                         -------      -------      -------

Net increase (decrease) in cash ....................          53          (14)          41
Cash, beginning of year ............................          54           68           27
                                                         -------      -------      -------

Cash, end of year ..................................     $   107      $    54      $    68
                                                         =======      =======      =======


Supplemental disclosure of cash flow data:
    Interest paid ..................................     $   802      $   813      $   832
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

                    Cash:
                       The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1997 and 1996, the Company had no cash equivalents.

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

                                    WESTWOOD HILLS, LLC
                         (A New Jersey Limited Liability Company)

                               NOTES TO FINANCIAL STATEMENTS



Note 2 - Real estate:
                    Real estate consists of the following:

                                                     1997        1996
                                                   -------     -------
                                                        (In Thousands
                                                        of Dollars)

                  Land ........................     $ 3,849     $ 3,849
                  Apartment buildings .........      11,806      11,739
                                                    -------     -------
                                                     15,655      15,588
                  Less accumulated depreciation       1,044         731
                                                    -------     -------

                    Totals ....................     $14,611     $14,857
                                                    =======     =======

Note 3 - Mortgage payable:
                    The mortgage is payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due. The mortgage is secured by the apartment complex.

                    Principal amounts (in thousands of dollars) due under the above obligation in each of the five years subsequent to October 31, 1997 are as follows:

                       Year Ending
                       October 31,                                Amount
                       -----------                                ------

                          1998                                     $167
                          1999                                      180
                          2000                                      195
                          2001                                      211
                          2002                                      228

                    Based on borrowing rates currently available to the Company, the carrying amount of the mortgage approximates fair value at October 31, 1997.

Note 4 - Management agreement:
                    The apartment complex is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $123,000, $105,000 and $86,000 in 1997, 1996 and 1995, respectively.

                                           * * *

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (In Thousands of Dollars)




Reconciliation of real estate and accumulated depreciation:


                                                    1997          1996          1995
                                                  --------      --------     --------
Real estate:
    Balance, beginning of year ..............     $ 57,879      $ 57,035     $ 56,465

    Additions:
        Building and improvements ...........        8,002           824          577
        Carrying costs ......................         (162)           20           (7)
                                                  --------      --------     --------

    Balance, end of year ....................     $ 65,719      $ 57,879     $ 57,035
                                                  ========      ========     ========


Accumulated depreciation:
    Balance, beginning of year ..............     $ 11,043      $  9,780     $  8,584

    Additions - charged to operating expenses        1,277         1,263        1,196

    Deletions ...............................         (338)

    Balance, end of year ....................     $ 11,982      $ 11,043     $  9,780
                                                  ========      ========     ========

