Form 10-Q
period 1998-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1998-04-02
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1998                   Commission File No. 2-48728


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.) Combined Balance Sheets for January 31, 1998 and October 31, 1997;

                  b.)      Combined   Statements  of  Income  and  Undistributed
                           Earnings For Three Months Ended January 31, 1998 and 1997;

                  c.) Combined Statements of Cash Flows for Three Months Ended January 31, 1998 and 1997;

         Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition


Part II: Other Information

         Item 6. Exhibits and Reports on Form 8-K

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the attached financial statements and notes thereto, and the Registrant's audited financial statements and notes thereto for Fiscal Year ended October 31, 1997.

Results of Operations

         The earnings per share were $0.51 for the First Quarter 1998 as compared to $0.46 per share for the First Quarter of 1997.

         The increase in earnings per share was primarily due to the purchase of the shopping center located in Patchogue, New York and the rental income received from the Franklin Lakes, New Jersey shopping center which is in the process of being leased to third parties.

         Rental income increased from $2,486,000 for the First Quarter of 1997 to $2,915,000 for the First Quarter of 1998.

Financial Condition

         The Registrant continues to generate cash sufficient to meet all of its operational needs. Registrant does not anticipate that it will be required to borrow funds to sustain the current dividend payment schedule of $0.35 per share for each of the first three quarters of Fiscal Year 1998. The dividend of $0.40 per share was paid on March 16, 1998 to Shareholders of Record as of March 2, 1998.

         The dividend payment of $0.40 per share represents a $0.05 per share increase over the dividend payment for the first three quarters of fiscal year 1997.

Item 6.  Exhibits and Reports on Form 8-K

                  The Registrant did not file any 8-K Reports during the First Quarter 1998.

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




Date April 2, 1998



                                               /s/ William R. DeLorenzo, Jr.
                                               -----------------------------
                                                        (Signature)*
                                               William R. DeLorenzo, Jr.
                                               Executive Secretary and Treasurer






-----------------
*Print name and title of the signing officer under his signature.

                SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY















                                     N O N E

                        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                         BALANCE SHEETS
                             JANUARY 31, 1998 AND OCTOBER 31, 1997
                                          (Unaudited)




                                                                          January     October
                                                                          31, 1998    31, 1997
                                                                          -------     -------
                     ASSETS                                                  (In Thousands
                                                                               of Dollars)
Real estate, at cost, net of accumulated depreciation ...............     $65,220     $53,737
Equipment, at cost, net of accumulated depreciation of $665,000
    and $657,000 ....................................................         179         184
Investment in affiliate .............................................       1,861       1,905
Cash and cash equivalents ...........................................         433         228
Tenants' security accounts ..........................................         746         719
Sundry receivables ..................................................         372         280
Prepaid expenses and other assets ...................................         697       1,470
Deferred charges, net ...............................................       1,175         710
                                                                          -------     -------

           Totals ...................................................     $70,683     $59,233
                                                                          =======     =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ...............................................     $48,356     $24,429
    Note payable - bank .............................................                  11,429
    Accounts payable and accrued expenses ...........................         363         409
    Construction liabilities ........................................         123         496
    Dividends payable ...............................................         624       1,326
    Tenants' security deposits ......................................         938         905
    Deferred revenue ................................................         123         255
                                                                          -------     -------
           Total liabilities ........................................      50,527      39,249
                                                                          -------     -------
Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 1,560,000 shares
        authorized;1,559,788 shares issued and outstanding ..........      19,314      19,314
    Undistributed earnings ..........................................         842         670
                                                                          -------     -------
           Total shareholders' equity ...............................      20,156      19,984
                                                                          -------     -------

           Totals ...................................................     $70,683     $59,233
                                                                          =======     =======

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                   (Unaudited)

                                                         1998             1997
                                                       -------          -------
                  INCOME                                    (In Thousands
                                                            of Dollars,
                                                            Except per
                                                            Share Amounts)
Revenue:
    Rental income ............................         $ 2,918          $ 2,486
    Reimbursements ...........................             383              328
    Equity in income of affiliate ............              36               31
    Sundry income ............................              37               41
                                                       -------          -------
        Totals ...............................           3,374            2,886
                                                       -------          -------

Expenses:
    Operating expenses .......................             724              645
    Management fees ..........................             128              121
    Real estate taxes ........................             442              430
    Interest .................................             906              660
    Depreciation .............................             375              317
                                                       -------          -------
        Totals ...............................           2,575            2,173
                                                       -------          -------

Income before state income taxes .............             799              713

Provision for state income taxes .............               3                3
                                                       -------          -------

Net income ...................................         $   796          $   710
                                                       =======          =======

Earnings per share ...........................         $   .51          $   .46
                                                       =======          =======

                  UNDISTRIBUTED EARNINGS

Balance, beginning of period .................         $   670          $   670
Net income ...................................             796              710
Less dividends ...............................            (624)            (546)
                                                       -------          -------

Balance, end of period .......................         $   842          $   834
                                                       =======          =======

Dividends per share ..........................         $   .40          $   .35
                                                       =======          =======

See Notes to Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                                   STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                          (Unaudited)
                                                                         1998          1997
                                                                       --------      --------
                                                                            (In Thousands
                                                                             of Dollars)
Operating activities:
    Net income ...................................................     $    796      $    710
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ............................          400           326
        Deferred revenue .........................................         (132)         (133)
        Equity in income of affiliate ............................          (36)          (31)
        Changes in operating assets and liabilities:
           Tenants' security accounts ............................          (27)            7
           Sundry receivables, prepaid expenses and other assets .          681           339
           Deferred charges ......................................                        (33)
           Accounts payable and accrued expenses .................          (46)          (19)
           Tenants' security deposits ............................           33            (7)
                                                                       --------      --------
               Net cash provided by operating activities .........        1,669         1,159
                                                                       --------      --------
Investing activities:
    Capital expenditures .........................................       (4,726)         (320)
    Distributions from affiliate .................................           80
                                                                       --------      --------
               Net cash used in investing activities .............       (4,646)         (320)
                                                                       --------      --------
Financing activities:
    Dividends paid ...............................................       (1,326)       (1,029)
    Proceeds (repayments) of note payable - bank .................      (11,429)          429
    Net proceeds from mortgage refinancing .......................        5,443
    Proceeds from mortgage borrowings ............................       11,100
    Repayment of mortgages .......................................         (116)         (131)
    Deferred mortgage costs ......................................         (490)
                                                                       --------      --------
               Net cash provided by (used in) financing activities        3,182          (731)
                                                                       --------      --------

Net increase in cash and cash equivalents ........................          205           108
Cash and cash equivalents, beginning of period ...................          228           189
                                                                       --------      --------
Cash and cash equivalents, end of period .........................     $    433      $    297
                                                                       ========      ========
Supplemental disclosure of cash flow data:
    Interest paid ................................................     $    906      $    660
                                                                       ========      ========

                       FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                                   STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                          (Unaudited)

Supplemental schedule of noncash financing activities:
    Dividends declared but not paid amounted to $624,000 and $546,000 at January 31, 1998 and 1997, respectively.

    During the three months ended January 31, 1998, the Trust completed its acquisition of a 64,000 square foot commercial property in Patchogue, New York for approximately $11,000,000, in part, with the proceeds of a $7,500,000 mortgage.

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and significant accounting policies:
                Organization:
                    First Real Estate Investment Trust of New Jersey (the "Trust") was organized on November 1, 1961 as a New Jersey Business Trust. The Trust is engaged in owning residential and commercial income producing properties located in New Jersey, Maryland and New York.

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

                Basis of presentation:
                    The financial information included herein as at January 31, 1998 and for the three months ended January 31, 1998 and 1997 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1997 was derived from the Trust's audited annual report for 1997.

                Use of estimates:
                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-tions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                Investment in affiliate:
                    The Trust's 40% investment in Westwood Hills, LLC (the "Affiliate") is accounted for using the equity method.

                Cash and cash equivalents:
                    The Trust maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1997, the Trust had no cash equivalents.

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

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $14,000 and $5,000 for the three months ended January 31, 1998 and 1997, respectively.

                Earnings per share:
                    Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the three month periods ended January 31, 1998 and 1997.

                Reclassifications:
                    Certain amounts in the 1997 financial statements have been reclassified to conform with the current presentation.


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

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Investment in affiliate (concluded):
                Summarized financial information of the Affiliate as of January 31, 1998 and October 31, 1997 and for the three months ended January 31, 1998 and 1997 is as follows:

                                                            January      October
                                                            31, 1998    31, 1997
                                                            -------     -------
                                                               (In Thousands
                                                                 of Dollars)
              Balance sheet data:
                  Assets:
                     Real estate and equipment, net ...     $14,625     $14,696
                     Other ............................         486         551
                                                            -------     -------

                         Total assets .................     $15,111     $15,247
                                                            =======     =======
                  Liabilities and equity:
                     Liabilities:
                       Mortgage payable ...............     $10,151     $10,192
                       Other ..........................         311         295
                                                            -------     -------
                           Totals .....................      10,462      10,487
                                                            -------     -------

                     Members' equity:
                       Trust ..........................       1,861       1,905
                       Others .........................       2,788       2,855
                                                            -------     -------
                           Totals .....................       4,649       4,760
                                                            -------     -------

                           Total liabilities and equity     $15,111     $15,247
                                                            =======     =======
                                                      Three Months
                                                          Ended
                                                       January 31,
                                                      -------------
                                                      1998     1997
                                                      ----     ----
                                                      (In Thousands
                                                       of Dollars)
                           Income statement data:
                               Rental revenue ...     $645     $619
                               Rental expenses ..      556      541
                                                      ----     ----

                               Net income .......     $ 89     $ 78
                                                      ====     ====

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 3 - Real estate:
                Real estate consists of the following:

                                           Range
                                        of Estimated           January         October
                                        Useful Lives           31, 1998        31, 1997
                                        ------------           --------        --------
                                                                     (In Thousands
                                                                      of Dollars)
Land                                                           $22,365         $20,244
Unimproved land                                                  2,303           2,310
Apartment buildings                      7-40 years             10,824          10,711
Commercial buildings and shopping
   centers                              15-50 years             39,136          30,328
Construction in progress                                         2,940           2,126
                                                               -------         -------
                                                                77,568          65,719
Less accumulated depreciation                                   12,348          11,982
                                                               -------         -------

       Totals                                                  $65,220         $53,737
                                                               =======         =======

Note 4 - Mortgages payable:
                Mortgages payable consist of the following:

                                                            January      October
                                                           31, 1998     31, 1997
                                                           --------     --------
                                                                (In Thousands
                                                                 of Dollars)
              Northern Life Insurance Cos. (A)               $19,063     $19,123
              Travelers Insurance (B)                                      5,181
              National Realty Funding L.C. (B)                10,600
              Summit Bank (C)                                    102         125
              Summit Bank (D)                                  7,491
              Federal Home Loan Mortgage Corporation (E)      11,100
                                                             -------     -------

                     Totals                                  $48,356     $24,429
                                                             =======     =======

                    (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $24,977,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 4 - Mortgages payable (concluded):
                    (B) On January 9, 1998, the Trust repaid the existing mortgage on the Westwood, New Jersey shopping center utilizing proceeds from a new mortgage in the amount of $10,600,000 with National Realty Funding L.C. The new mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,650,000.

                    (C) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $563,000. One of the directors of the bank is a trustee of the Trust.

                    (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a commercial building in Patchogue, New York having a net book value of approximately $10,897,000.

                    (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,620,000.

                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to January 31, 1998 are as follows:

                    Year Ending
                    January 31,                                   Amount
                    -----------                                   ------

                       1999                                       $666
                       2000                                        616
                       2001                                        663
                       2002                                        716
                       2003                                        774

                Based on borrowing rates currently available to the Trust, the carrying amount of mortgages payable approximates fair value at January 31, 1998.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Note payable - bank:
                At October 31, 1997, note payable - bank consisted of borrowings under a revolving line of credit agreement with Summit Bank which expires on April 30, 1998. Maximum borrowings under the agreement were $12,300,000 and $20,000,000 at January 31, 1998 and October 31, 1997, respectively. The first $10,000,000 of borrowings under the line of credit bear interest at either the prime rate or the LIBOR rate plus 200 basis points. Any excess borrowings bear interest at either the prime rate plus .5% or the LIBOR rate plus 250 basis points. Outstanding borrowings are secured by all of the Trust's properties except the shopping centers located in Frederick, Maryland and Westwood, New Jersey, commercial property in Patchogue, New York, an apartment building in Wayne, New Jersey, and any vacant land owned by the Trust. There were no outstanding borrowings under the agreement at January 31, 1998.

Note 6 - Commitments and contingencies:
                Leases:
                   Commercial tenants:
                      The Trust leases commercial space having a net book value of approximately $57,381,000 at January 31, 1998 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to January 31, 1998 are as follows:

                         Year Ending
                         January 31,                                  Amount
                         -----------                                --------
                             1999                                   $  5,851
                             2000                                      5,536
                             2001                                      5,202
                             2002                                      4,957
                             2003                                      4,625
                             Thereafter                               51,514
                                                                    --------
                             Total                                  $ 77,685
                                                                    ========

                      The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                      Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three months ended January 31, 1998 and 1997 were not material.

                   Residential tenants:
                      Lease terms for residential tenants are usually one year or less.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 6 - Commitments and contingencies  (concluded):
                Standby letters of credit:
                    At  January  31,  1998,   the  Trust  was  obligated   under
                    irrevocable standby letters of credit of approximately $1,550,000 in connection with certain required land improvements at the Franklin Lakes shopping center. In February 1998, such amount was reduced to $100,000.

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

Note 7 - Management agreement and related party transactions:
                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $128,000 and $121,000 for the three months ended January 31, 1998 and 1997, respectively.


Note 8 - Earnings per share:
                Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.




                                      *  *  *