Form 10-Q
period 1998-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1998-06-19
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1998                     Commission File No. 2-27018


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.)    Balance Sheets for April 30, 1998 and October 31, 1997;

                  b.) Statements of Income and Undistributed Earnings For Six and Three Months Ended April 30, 1998 and 1997;

                  c.) Statements of Cash Flows for Six Months Ended April 30, 1998 and 1997;

         Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II: Other Information

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Disclosure Concerning Forward-Looking Statements

         Certain statements in the "Management's Discussion and Analysis of the Results of Operation and Financial Condition", and certain of the Notes to the Registrant's Financial Statements, in particular Note 6, contain or may contain information that is forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registrant cautions readers that forward-looking statements, including, without limitation, those relating to the Registant's liquidity and capital resources, are subject to certain risks and uncertainties. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risk and factors, including without limitation, the Registrant's future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; the terms of federal, state and local governmental regulations that affect the Registrant; and the competitive environment in which the Registrant operates, including, the availability of commercial office space and residential units in the areas where the Registrant's properties are located. In addition, the Registrant's continued qualification as a real estate investment trust involves the application of highly technical and complex programs of the Internal Revenue Code. The forward-looking statements are made as of the date of this Form 10-Q and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projeced in such forward-looking statements.

                         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                          BALANCE SHEETS
                               APRIL 30, 1998 AND OCTOBER 31, 1997




                                                                            April     October
                      ASSETS                                              30, 1998    31, 1997
                                                                          -------     -------
                                                                         (Unaudited)(See Note 1)
                                                                              (In Thousands
                                                                               of Dollars)

Real estate, at cost, net of accumulated depreciation ...............     $65,092     $53,737
Equipment, at cost, net of accumulated depreciation of $677,000
    and $657,000 ....................................................         185         184
Investment in affiliate .............................................       1,863       1,905
Cash and cash equivalents ...........................................         318         228
Tenants' security accounts ..........................................         757         719
Sundry receivables ..................................................         710         280
Prepaid expenses and other assets ...................................         758       1,470
Deferred charges, net ...............................................       1,175         710
                                                                          -------     -------

           Totals ...................................................     $70,858     $59,233
                                                                          =======     =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ...............................................     $48,186     $24,429
    Note payable - bank .............................................                  11,429
    Accounts payable and accrued expenses ...........................         446         409
    Construction liabilities ........................................         118         496
    Dividends payable ...............................................         624       1,326
    Tenants' security deposits ......................................         946         905
    Deferred revenue ................................................          87         255
                                                                          -------     -------
           Total liabilities ........................................      50,407      39,249
                                                                          -------     -------
Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 1,560,000 shares
        authorized;1,559,788 shares issued and outstanding ..........      19,314      19,314
    Undistributed earnings ..........................................       1,137         670
                                                                          -------     -------
           Total shareholders' equity ...............................      20,451      19,984
                                                                          -------     -------

           Totals ...................................................     $70,858     $59,233
                                                                          =======     =======

See Notes to Financial Statements.

                     FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                     STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                    SIX AND THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                       (Unaudited)

                                               Six  Months              Three Months
                                             Ended April 30,           Ended April 30,
                 INCOME                     1998        1997          1998         1997
                                          -------      -------      -------      -------
                                                   (In Thousands of Dollars,
                                                    Except Per Share Amounts)
Revenue:
    Rental income ...................     $ 6,026      $ 4,911      $ 3,108      $ 2,425
    Reimbursements ..................         824          685          441          357
    Equity in income of affiliate ...          78           77           42           46
    Sundry income ...................         102           83           65           42
                                          -------      -------      -------      -------
        Totals ......................       7,030        5,756        3,656        2,870
                                          -------      -------      -------      -------
Expenses:
    Operating expenses ..............       1,518        1,321          794          676
    Management fees .................         273          248          145          127
    Real estate taxes ...............         889          839          447          409
    Interest ........................       1,836        1,313          931          653
    Depreciation ....................         792          646          417          329
                                          -------      -------      -------      -------
        Totals ......................       5,308        4,367        2,734        2,194
                                          -------      -------      -------      -------

Income before state income taxes ....       1,722        1,389          922          676

Provision for state income taxes ....           7            6            3            3
                                          -------      -------      -------      -------

Net income...........................      $1,715      $ 1,383      $   919      $   673
                                          =======      =======      =======      =======

Earnings per share ..................     $  1.10      $   .89      $   .59      $   .43
                                          =======      =======      =======      =======

               UNDISTRIBUTED EARNINGS

Balance, beginning of period ........     $   670      $   670      $   842      $   670
Net income ..........................       1,715        1,383          919          673
Less dividends ......................      (1,248)      (1,092)        (624)        (546)
                                          -------      -------      -------      -------

Balance, end of period ..............     $ 1,137      $   961      $ 1,137      $   797
                                          =======      =======      =======      =======

Dividends per share .................     $   .80      $   .70      $   .40      $   .35
                                          =======      =======      =======      =======

See Notes to Financial Statements.

                            FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                                        STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                               (Unaudited)
                                                                                   1998           1997
                                                                                 --------      --------
                                                                                     (In Thousands
                                                                                      of Dollars)
Operating activities:
    Net income .....................................................             $  1,715      $  1,383
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..............................                  852           665
        Deferred revenue ...........................................                 (168)         (230)
        Equity in income of affiliate ..............................                  (78)          (77)
        Changes in operating assets and liabilities:
           Tenants' security accounts ..............................                  (38)           (9)
           Sundry receivables, prepaid expenses and other assets ...                  282           515
           Accounts payable and accrued expenses ...................                   37            82
           Tenants' security deposits ..............................                   41            17
                                                                                 --------      --------
               Net cash provided by operating activities ...........                2,643         2,346
                                                                                 --------      --------
Investing activities:
    Capital expenditures ...........................................               (5,026)         (946)
    Distributions from affiliate ...................................                  120            80
                                                                                 --------      --------
               Net cash used in investing activities ...............               (4,906)         (866)
                                                                                 --------      --------
Financing activities:
    Dividends paid .................................................               (1,950)       (1,575)
    Proceeds (repayments) of note payable - bank ...................              (11,429)          675
    Net proceeds from mortgage refinancing .........................                5,443
    Proceeds from mortgage borrowings ..............................               11,100
    Deferred mortgage costs ........................................                 (525)         (202)
    Repayment of mortgages .........................................                 (286)         (274)
                                                                                 --------      --------
               Net cash provided by (used in) financing activities .                2,353        (1,376)
                                                                                 --------      --------

Net increase in cash and cash equivalents ..........................                   90           104
Cash and cash equivalents, beginning of period .....................                  228           189
                                                                                 --------      --------
Cash and cash equivalents, end of period ...........................             $    318      $    293
                                                                                 ========      ========
Supplemental disclosure of cash flow data:
    Interest paid ..................................................             $  1,837      $  1,091
                                                                                 ========      ========
Supplemental schedule of noncash investing and financing activities:
    Dividends  declared but not paid  amounted to $624,000 and $546,000 at April
    30, 1998 and 1997.

    During the six months ended April 30, 1998, the Trust completed its acquisition of a 64,000 square foot commercial property in Patchogue, New
    York for approximately $11,000,000, in part, with the proceeds of a $7,500,000 mortgage.

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

                Basis of presentation:
                    The financial information included herein as at April 30, 1998 and for the six and three months ended April 30, 1998 and 1997 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1997 was derived from the Trust's audited annual report for 1997.

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

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $23,000 and $13,000 for the six months ended April 30, 1998 and 1997, respectively, and approximately $9,000 and $8,000 for the three months ended April 30, 1998 and 1997, respectively.

                Earnings per share:
                    Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the six and three month periods ended April 30, 1998 and 1997.

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

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Investment in affiliate (concluded):
                Summarized financial information of the Affiliate as of April 30, 1998 and October 31, 1997 and for the six and three months ended April 30, 1998 and 1997 is as follows:

                                                            April        October
                                                          30, 1998      31, 1997
                                                           -------       -------
                                                             (In Thousands
                                                               of Dollars)
Balance sheet data:
     Assets:
         Real estate and equipment, net ............       $14,563       $14,696
         Other .....................................           584           551
                                                           -------       -------

             Total assets ..........................       $15,147       $15,247
                                                           =======       =======

     Liabilities and equity:
         Liabilities:
           Mortgage payable ........................       $10,110       $10,192
           Other ...................................           382           295
                                                           -------       -------
               Totals ..............................        10,492        10,487
                                                           -------       -------

         Members' equity:
           Trust ...................................         1,863         1,905
           Others ..................................         2,792         2,855
                                                           -------       -------
               Totals ..............................         4,655         4,760
                                                           -------       -------

               Total liabilities and equity ........       $15,147       $15,247
                                                           =======       =======
                                        Six Months Ended       Three Months Ended
                                            April 30,               April 30,
                                        1998        1997        1998        1997
                                      ------      ------      ------      ------
                                             (In Thousands of Dollars)
Income statement data:
     Rental revenue ............      $1,293      $1,246      $  648      $  625
     Rental expenses ...........       1,098       1,055         542         514
                                      ------      ------      ------      ------

     Net income ................      $  195      $  191      $  106      $  111
                                      ======      ======      ======      ======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Real estate:
                Real estate consists of the following:

                                                              Range
                                                            of Estimated        April          October
                                                            Useful Lives       30, 1998       31, 1997
                                                            ------------       --------       --------
                                                                                    (In (Thousands
                                                                                     of Dollars)
                    Land                                                         $22,768        $20,244
                    Unimproved land                                                2,308          2,310
                    Apartment buildings                      7-40 years           10,892         10,711
                    Commercial buildings and shopping
                       centers                              15-50 years           39,400         30,328
                    Construction in progress                                       2,478          2,126
                                                                               ---------      ---------
                                                                                  77,846         65,719
                    Less accumulated depreciation                                 12,754         11,982
                                                                                --------       --------

                           Totals                                                $65,092        $53,737
                                                                                 =======        =======

Note 4 - Mortgages payable:
                Mortgages payable consist of the following:

                                                       April      October
                                                     30, 1998    31, 1997
                                                     --------    --------
                                                         (In Thousands
                                                          of Dollars)
       Northern Life Insurance Cos. (A) .........     $19,002     $19,123
       Travelers Insurance (B) ..................                   5,181
       National Realty Funding L.C. (B) .........      10,576
       Summit Bank (C) ..........................          78         125
       Summit Bank (D) ..........................       7,465
       Federal Home Loan Mortgage Corporation (E)      11,065
                                                      -------     -------

              Totals ............................     $48,186     $24,429
                                                      =======     =======

       (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $24,819,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable (concluded):
                    (B) On January 9, 1998, the Trust repaid the existing mortgage on the Westwood, New Jersey shopping center utilizing proceeds from a new mortgage in the amount of $10,600,000 with National Realty Funding L.C. The new mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,626,000.

                    (C) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $578,000. One of the directors of the bank is a trustee of the Trust.

                    (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a commercial building in Patchogue, New York having a net book value of approximately $10,873,000.

                    (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,621,000.

                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to April 30, 1998 are as follows:

                      Year Ending
                       April 30,                Amount
                       ---------                ------

                         1999                     $559
                         2000                      512
                         2001                      554
                         2002                      599
                         2003                      648

                Based on borrowing rates currently available to the Trust, the carrying amount of mortgages payable approximates fair value at April 30, 1998.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Note payable - bank:
                At October 31, 1997, note payable - bank consisted of borrowings under a revolving line of credit agreement with Summit Bank which expired on April 30, 1998, at which time the agreement was renegotiated and extended to May 31, 1999. Maximum borrowings under the agreement were $12,310,000 and $20,000,000 at April 30, 1998 and October 31, 1997, respectively. The line of credit bears interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings are secured by all of the Trust's properties except commercial property located in Frederick, Maryland, Westwood, New Jersey and Patchogue, New York, apartment buildings in Wayne, New Jersey, River Edge, New Jersey and Maywood, New Jersey and any vacant land owned by the Trust. There were no outstanding borrowings under the agreement at April 30, 1998.

Note 6 - Commitments and contingencies:
                Leases:
                    Commercial tenants:
                         The Trust leases commercial space having a net book value of approximately $57,292,000 at April 30, 1998 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to April 30, 1998 are as follows:

                          Year Ending
                            April 30,                      Amount
                            ---------                      ------

                             1999                         $ 5,968
                             2000                           5,611
                             2001                           5,343
                             2002                           5,042
                             2003                           4,752
                             Thereafter                    51,599
                                                          -------
                                 Total                    $78,315
                                                          =======

                         The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                         Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the six and three months ended April 30, 1998 and 1997 were not material.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 6 - Commitments and contingencies (concluded):
                Residential tenants:
                         Lease terms for residential tenants are usually one year or less.

                Standby letters of credit:
                    At April 30, 1998, the Trust was obligated under irrevocable standby letters of credit of approximately $100,000 in connection with certain required land improvements at the Franklin Lakes shopping center.

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

Note 7 - Management agreement and related party transactions:
                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $273,000 and $248,000 for the six months ended April 30, 1998 and 1997, respectively, and approximately $145,000 and $127,000 for the three months ended April 30, 1998 and 1997, respectively.

Note 8 - Earnings per share:
                Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.




                                      * * *

Part 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the attached financial statements and notes thereto, and the Registrant's Audited Financial Statements and notes thereto for Fiscal Year Ended October 31, 1997.

Liquidity and Capital Resources

          Line of Credit

         In order to pursue individual permanent financing on three properties, the Registrant elected to remove these properties from Summit Bank's collateral package securing the $20 million Line of Credit. (On December 15, 1997, an $11.1 million mortgage was placed on Berdan Court Apartments, one of the properties removed from the collateral package.) As a result, the Credit Line was extended to May 1, 1999 with draws against the Credit Line limited to $12.3 million. There is no principal balance, as of June 15, 1998, outstanding under the Credit Line.

         The reduction of the Credit Line will not negatively impact on the Registrant's operations given the Registrant's ability to finance additional properties in its portfolio of assets.

         Liquidity

         Cash from operations has enabled the Registrant to meet all current obligations; Registrant expects that cash from operations will allow it to meet all future requirements as they become due.

         Results of Operations

         The Registrant's net income for the second quarter ended April 30, 1998, increased 36.6% to $920,000 ($.59 per share) from $673,000 ($.43 per share) for the comparable prior year quarter.

         Net income for the six months ended April 30, 1998, increased 24.0% to $1,715,000 ($1.10 per share) from $1,383,000 ($.89 per share) for the six months ended April 30, 1997.

         Earnings from operating properties (before interest costs) increased $895,000 over the prior year. While earnings at comparable properties in both years increased as a result of higher base rents and lower operating costs, the principle increase in earnings came from the Registrant's new commercial properties in Patchogue, New York, and Franklin Lakes, New Jersey.

         Funds from operations, consisting of net income, excluding deferred rents and gains and losses from property sales, plus real estate related depreciation and amortization, ("FFO") was $1,288,000 for the second quarter of fiscal 1998 as compared to $1,035,000 for the same period in 1997. FFO for the six months 1998 was $2,567,000 as compared to $2,100,000 for the same period in 1997.

Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 27, 1998 at the Annual Meeting of the Shareholders, the Shareholders re-elected Donald W. Barney, Ronald A. Artinian and Alan L. Aufzien as Trustees for additional three year terms. A total of 1,316,848 votes were cast in favor of each Trustee; there were 1,559,788 shares of the Registrant eligible to vote. There were no negative votes.

Item 5.  Other Information

         The Board of Trustees declared a $.40, second quarter dividend payable on June 22, 1998, to shareholders of record on June 8, 1998. This will raise dividends paid thus far this fiscal year to $.80 per share compared to $.70 per share paid during the same period in 1997.

Item 6.  Exhibits and Reports on Form 8-K

         No Form 8-K was filed during the Second Quarter of fiscal year 1998 which ended April 30, 1998.

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



                                           FIRST REAL ESTATE INVESTMENT
                                           TRUST OF NEW JERSEY
                                                    (Registrant)




Date June 18, 1998



                                           /s/ William R. DeLorenzo, Jr.
                                               -------------------------
                                                      (Signature)*
                                               William R. DeLorenzo, Jr.
                                               Executive Secretary and Treasurer





*Print name and title of the signing officer under his signature.

                SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY















                                     N O N E