Form 10-Q
period 1998-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1998-09-15
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended July 31, 1998                      Commission File No. 2-27018


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.)    Balance Sheets for July 31, 1998 and October 31, 1997;

                  b.) Statements of Income and Undistributed Earnings For Nine and Three Months Ended July 31, 1998 and 1997;

                  c.) Statements of Cash Flows for Nine Months Ended July 31, 1998 and 1997;

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

Part 1.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The following discussion should be read in conjunction with the attached financial statements and notes thereto, and the Registrant's Audited Financial Statements and notes thereto for Fiscal Year Ended October 31, 1997.

Liquidity and Capital Resources

         Liquidity

         Cash from operations has enabled the Registrant to meet all current obligations. Registrant expects that cash from operations will allow it to meet all future requirements as they become due.

         Results of Operations

         The Registrant's net income for the second quarter ended April 30, 1998, increased 24.5% to $973,000 ($.62 per share) from $776,000 ($.49 per share) for the comparable prior year quarter.

         Net income for the nine months ended July 31, 1998, increased 24.5% to $2,688,000 ($1.72 per share) from $2,159,000 ($1.38 per share) for the nine months ended July 31, 1997.

         Earnings from operating properties (before interest costs) increased the first nine months of Fiscal Year 1997. While earnings at comparable properties in both years increased as a result of higher base rents and lower operating costs, the principle reason for increase in earnings is Registrant's new commercial properties in Patchogue, New York, and Franklin Lakes, New Jersey. An increase of 21% in net income from the Registrant's affiliate also contributed in the increase in net income realized during the first nine months of fiscal 1998.

         Funds from operations, consisting of net income, excluding deferred rents and gains and losses from property sales, plus real estate related depreciation and amortization, ("FFO") was $1,357,000 for the third quarter of fiscal 1998 as compared to $1,137,000 for the same period in 1997. FFO for the nine months 1998 was $3,924,000 as compared to $3,237,000 for the same period in 1997.

Part II.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  On May 27, 1998 at the Annual Meeting of the Shareholders, the Shareholders re-elected Donald W. Barney, Ronald A. Artinian and Alan L. Aufzien as Trustees for additional three year terms. A total of 1,316,848 votes were cast in favor of each Trustee; there were 1,559,788 shares of the Registrant eligible to vote. There were no negative votes.

Item. 5.          Other Information

                  The Board of Trustees declared a $0.40 third quarter dividend payable on September 14, 1998, to shareholders of record as of September 1, 1998. This will raise dividends paid thus far this fiscal year to $1.20 per share compared to $1.05 per share paid during the same period in 1997.

Item 6.           Exhibits and Reports on Form 8-K

                  No Form 8-K was filed during the third quarter of fiscal year 1998 which ended July 31, 1998.

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




Date September 15, 1998



                                               /s/ William R. DeLorenzo, Jr.
                                               -----------------------------
                                                          (Signature)*
                                               William R. DeLorenzo, Jr.
                                               Executive Secretary and Treasurer

-------------------
*Print name and title of the signing officer under his signature.

                SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY















                                     N O N E

                         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                          BALANCE SHEETS
                                JULY 31, 1998 AND OCTOBER 31, 1997



                                                                            July       October
                        ASSETS                                            31, 1998    31, 1997
                                                                          -------     -------
                                                                        (Unaudited) (See Note 1)
                                                                       (In Thousands of Dollars)
Real estate, at cost, net of accumulated depreciation ...............     $64,683     $53,737
Equipment, at cost, net of accumulated depreciation of $693,000 and
  $657,000 ..........................................................         188         184
Investment in affiliate .............................................       1,854       1,905
Cash ................................................................         649         228
Tenants' security accounts ..........................................         781         719
Sundry receivables ..................................................       1,021         280
Prepaid expenses and other assets ...................................         904       1,470
Deferred charges, net ...............................................       1,171         710
                                                                          -------     -------

          Totals ....................................................     $71,251     $59,233
                                                                          =======     =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ...............................................     $48,020     $24,429
    Note payable - bank .............................................                  11,429
    Accounts payable and accrued expenses ...........................         441         409
    Construction liabilities ........................................                     496
    Dividends payable ...............................................         624       1,326
    Tenants' security deposits ......................................         991         905
    Deferred revenue ................................................         375         255
                                                                          -------     -------
          Total liabilities .........................................      50,451      39,249
                                                                          -------     -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 1,560,000 shares
        authorized; 1,559,788 shares issued and outstanding .........      19,314      19,314
    Undistributed earnings ..........................................       1,486         670
                                                                          -------     -------
          Total shareholders' equity ................................      20,800      19,984
                                                                          -------     -------

          Totals ....................................................     $71,251     $59,233
                                                                          =======     =======

See Notes to Financial Statements.

                         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                         STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                        NINE AND THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                           (Unaudited)

                                                    Nine Months               Three Months
                                                  Ended July 31,              Ended July 31,
              INCOME                            1998          1997          1998          1997
                                              --------      --------      --------      --------
                                                           (In Thousands of Dollars,
                                                           Except Per Share Amounts)
Revenue:
    Rental income .......................     $  9,233      $  7,419      $  3,207      $  2,508
    Reimbursements ......................        1,202         1,060           378           375
    Equity in income of affiliate .......          149           123            71            46
    Sundry income .......................          149           110            47            28
                                              --------      --------      --------      --------
        Totals ..........................       10,733         8,712         3,703         2,957
                                              --------      --------      --------      --------

Expenses:
    Operating expenses ..................        2,251         1,979           760           658
    Management fees .....................          428           369           155           121
    Real estate taxes ...................        1,325         1,258           437           419
    Interest ............................        2,813         1,960           948           648
    Depreciation ........................        1,220           978           428           332
                                              --------      --------      --------      --------
        Totals ..........................        8,037         6,544         2,728         2,178
                                              --------      --------      --------      --------

Income before state income taxes ........        2,696         2,168           975           779

Provision for state income taxes ........            8             9             2             3
                                              --------      --------      --------      --------

Net income ..............................     $  2,688      $  2,159      $    973      $    776
                                              ========      ========      ========      ========

Earnings per share ......................     $   1.72      $   1.38      $    .62      $    .49
                                              ========      ========      ========      ========

               UNDISTRIBUTED EARNINGS

Balance, beginning of period ............     $    670      $    670      $  1,137      $    961
Net income ..............................        2,688         2,159           973           776
Less dividends ..........................       (1,872)       (1,637)         (624)         (545)
                                              --------      --------      --------      --------

Balance, end of period ..................     $  1,486      $  1,192      $  1,486      $  1,192
                                              ========      ========      ========      ========

Dividends per share .....................     $   1.20      $   1.05      $    .40      $    .35
                                              ========      ========      ========      ========

See Notes to Financial Statements.

                               FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                           STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                                  (Unaudited)
                                                                                         1998          1997
                                                                                       --------      --------
                                                                                          (In Thousands
                                                                                            of Dollars)
Operating activities:
    Net income .........................................................               $  2,688      $  2,159
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..................................                  1,313         1,005
        Deferred revenue ...............................................                    120          (259)
    Equity in income of affiliate ......................................                   (149)         (123)
    Changes in operating assets and liabilities:
           Tenants' security accounts ..................................                    (62)            7
           Sundry receivables, prepaid expenses and other assets .......                   (175)          103
           Accounts payable and accrued expenses .......................                     32           (61)
           Tenants' security deposits ..................................                     86            22
                                                                                       --------      --------
               Net cash provided by operating activities ...............                  3,853         2,853
                                                                                       --------      --------
Investing activities:
    Capital expenditures ...............................................                 (5,195)       (4,447)
    Distributions from affiliate .......................................                    200           117
                                                                                       --------      --------
               Net cash used in investing activities ...................                 (4,995)       (4,330)
                                                                                       --------      --------
Financing activities:
    Dividends paid .....................................................                 (2,574)       (2,120)
    Proceeds (repayments) of note payable - bank .......................                (11,429)        4,721
    Net proceeds from mortgage refinancing .............................                  5,443         1,314
    Proceeds from mortgage borrowings ..................................                 11,100
    Repayment of mortgages .............................................                   (452)         (377)
    Deferred mortgage costs ............................................                   (525)         (224)
                                                                                       --------      --------
               Net cash provided by financing activities ...............                  1,563         3,314
                                                                                       --------      --------

Net increase in cash ...................................................                    421         1,837
Cash, beginning of period ..............................................                    228           189
                                                                                       --------      --------

Cash, end of period ....................................................               $    649      $  2,026
                                                                                       ========      ========

                               FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                           STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                                  (Unaudited)
                                                  (continued)
                                                                                         1998          1997
                                                                                       --------      --------
                                                                                          (In Thousands
                                                                                            of Dollars)
Supplemental disclosure of cash flow data:
    Interest paid, net of capitalized interest of $67,000 and $51,000 in
        1998 and 1997, respectively ....................................               $  2,814      $  1,961
                                                                                       ========      ========
Supplemental schedule of noncash investing and financing activities:
    Dividends  declared  but not paid  amounted to $624,000 and $545,000 at July
    31, 1998 and 1997, respectively.

    During the nine months ended July 31, 1998, the Trust completed its acquisition of a 64,000 square foot commercial property in Patchogue, New
    York for approximately $11,000,000, in part, with the proceeds of a $7,500,000 mortgage.

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Organization and significant accounting policies:
                Organization:
                    First Real Estate Investment Trust of New Jersey (the "Trust") was organized November 1, 1961 as a New Jersey Business Trust. The Trust is engaged in owning residential and commercial income producing properties located primarily in New Jersey, Maryland and New York.

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

                Basis of presentation:
                    The financial information included herein as at July 31, 1998 and for the nine and three months ended July 31, 1998 and 1997 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1997 was derived from the Trust's audited annual report for 1997.

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

                Cash:
                    The Trust maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At July 31, 1998 and October 31, 1997, the Trust had no cash equivalents.

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

                Deferred charges:
                    Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $49,000 and $19,000 for the nine and three months ended July 31, 1998, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $40,000 and $23,000 for the nine months ended July 31, 1998 and 1997, respectively, and approximately $17,000 and $10,000 for the three months ended July 31, 1998 and 1997, respectively.

                Earnings per share:
                    Earnings per share are computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 1,559,788 for each of the nine and three month periods ended July 31, 1998 and 1997.

                Reclassification:
                    Certain amounts in the 1997 financial statements have been reclassified to conform with the current presentation.

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

                Summarized financial information of the Affiliate as of July 31, 1998 and October 31, 1997 and for the nine and three months ended July 31, 1998 and 1997 is as follows:

                                                             July         October
                                                           31, 1998      31, 1997
                                                           --------      --------
                                                         (In Thousands of Dollars)
Balance sheet data:
      Assets:
          Real estate and equipment, net ...............     $14,489     $14,696
          Other ........................................         544         551
                                                             -------     -------

                 Total assets ..........................     $15,033     $15,247
                                                             =======     =======

      Liabilities and members' equity:
          Liabilities:
             Mortgage payable ..........................     $10,068     $10,192
             Other .....................................         333         295
                                                             -------     -------
                 Totals ................................      10,401      10,487
                                                             -------     -------
          Members' equity:
             Trust .....................................       1,854       1,905
             Others ....................................       2,778       2,855
                                                             -------     -------
                 Totals ................................       4,632       4,760
                                                             -------     -------

                 Total liabilities and members' equity .     $15,033     $15,247
                                                             =======     =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

                                           Nine Months            Three Months
                                              Ended                  Ended
                                             July 31,               July 31,
                                      ------------------      ------------------
                                        1998        1997        1998        1997
                                      ------      ------      ------      ------
                                              (In Thousands of Dollars)
Income statement data:
   Rental revenue ..............      $1,953      $1,878      $  660      $  632
   Rental expenses .............       1,581       1,570         483         515
                                      ------      ------      ------      ------

   Net income ..................      $  372      $  308      $  177      $  117
                                      ======      ======      ======      ======




Note 3 - Real estate:
                Real estate consists of the following:




                                                      Range
                                                  of Estimated            July           October
                                                  Useful Lives          31, 1998        31, 1997
                                                  ------------          --------        --------
                                                                              (In Thousands
                                                                              of Dollars)
         Land                                                            $22,768         $20,244
         Unimproved land                                                   2,308           2,310
         Apartment buildings                        7-40 years            10,929          10,711
         Commercial buildings and shopping
            centers                               15-50 years             39,866          30,328
         Construction in progress                                          1,981           2,126
                                                                       ---------       ---------
                                                                          77,852          65,719
         Less accumulated depreciation                                    13,169          11,982
                                                                        --------        --------

            Totals                                                       $64,683         $53,737
                                                                         =======         =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable:
                Mortgages payable consist of the following:

                                                           July          October
                                                         31, 1998        31, 1997
                                                        -----------   -----------
                                                                 (In Thousands
                                                                 of Dollars)
         Northern Life Insurance Cos. (A)               $    18,940   $    19,123
         Travelers Insurance (B)                                            5,181
         National Realty Funding L.C. (B)                    10,551
         Summit Bank (C)                                         54           125
         Summit Bank (D)                                      7,437
         Federal Home Loan Mortgage Corporation (E)          11,038
                                                        -----------   -----------

            Totals                                      $    48,020   $    24,429
                                                        ===========   ===========

                     (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $24,665,000.

                     (B) On January 9, 1998, the Trust repaid the existing mortgage on the Westwood, New Jersey shopping center utilizing proceeds from a new mortgage in the amount of $10,600,000 with National Realty Funding L.C. The new mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Westwood, New Jersey having a net book value of approximately $11,568,000.

                    (C) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $566,000. One of the directors of the bank is a trustee of the Trust.

                    (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a commercial building in Patchogue, New York having a net book value of approximately $10,752,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable: (concluded)

                    (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,608,000.

                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to July 31, 1998 are as follows:

                      Year Ending
                       July 31,                 Amount
                       --------                 ------

                         1999                    $648
                         2000                     633
                         2001                     684
                         2002                     739
                         2003                     799

                Based on borrowing rates currently available to the Trust, the carrying amount of mortgages payable approximates fair value at July 31, 1998.


Note 5 - Note payable - bank:
                At October 31, 1997, note payable - bank consisted of borrowings under a revolving line of credit agreement with Summit Bank which expired on April 30, 1998, at which time the agreement was renegotiated and extended to May 31, 1999. Maximum borrowings under the agreement were $12,310,000 and $20,000,000 at July 31, 1998 and October 31, 1997, respectively. The line of credit bears interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings are secured by all of the Trust's properties except commercial property located in Frederick, Maryland, Westwood, New Jersey and Patchogue, New York, apartment buildings in Wayne, New Jersey, River Edge, New Jersey and Maywood, New Jersey and any vacant land owned by the Trust. There were no outstanding borrowings under the agreement at July 31, 1998.


Note 6 - Commitments and contingencies:
                Leases:
                    Commercial tenants:
                         The Trust leases commercial space having a net book value of approximately $56,957,000 at July 31, 1998 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to July 31, 1998 are as follows:

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

                         Year Ending
                           July 31,               Amount
                           --------               ------

                             1999               $  6,050
                             2000                  5,616
                             2001                  5,406
                             2002                  5,048
                             2003                  4,793
                             Thereafter           50,433
                                                 -------
                                 Total          $ 77,346
                                                ========

                         The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                         Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the nine and three months ended July 31, 1998 and 1997 were not material.

                Residential tenants:
                         Lease terms for residential tenants are usually one year or less.

                Standby letters  of credit:
                         At July 31, 1998, the Trust was obligated under irrevocable standby letters of credit of approximately $100,000 in connection with certain required land improvements at the Franklin Lakes shopping center.

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

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Management agreement and related party transactions:
                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $428,000 and $369,000 for the nine months ended July 31, 1998 and 1997, respectively, and approximately $155,000 and $121,000 for the three months ended July 31, 1998 and 1997, respectively.


Note 8 - Earnings per share:
                Earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.




                                      * * *