Form 10-K
period 1998-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1999-01-28
CIK 36840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[  X  ]           ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES  EXCHANGE  ACT OF 1934 For the  Fiscal  Year  Ended
                  October 31, 1998

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to __________

                  Commission File No. 2-27018
                                      -------

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                             22-1697095
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

505 Main Street, P.O. Box 667
Hackensack, New Jersey                                           07602
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 201-488-6400
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
-------------------                                      ---------------------
None                                                     Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Shares of Beneficial Interest
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. [ X ]

         The registrant is an equity real estate investment trust and beneficial interests in the registrant are represented by shares without par value. At January 15,1999, the aggregate market value of the registrant's shares of beneficial interest held by nonaffiliates of the registrant was approximately $34,859,130. Excluded from this calculation are shares of the registrant owned or deemed to be beneficially owned by the trustees and executive officers of the registrant, including shares with respect to which the trustees and executive officers disclaim beneficial ownership. At January 15, 1999 1,559,788 shares of beneficial interest were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be held in April 1999 are incorporated by reference in Part III of this Annual Report.

                           FORWARD-LOOKING STATEMENTS

         Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The registrant cautions readers that forward-looking statements, including, without limitation, those relating to the registrant's investment policies and objectives; the financial performance of the registrant; the ability of the registrant to service its debt; the competitive conditions which affect the registrant's business; the impact of environmental conditions affecting the registrant's properties; the registrant's liquidity and capital resources, and the impact of the Year 2000 issue and the registrant's state of readiness with respect to the Year 2000 issue, are subject to certain risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the registrant's future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; federal, state and local governmental regulations that affect the registrant; and the competitive environment in which the registrant operates, including, the availability of retail space and residential apartment units in the areas where the registrant's properties are located. In addition, the registrant's continued qualification as a real estate investment trust involves the application of highly technical and complex rules of the Internal Revenue Code. The forward-looking statements are made as of the date of this Annual Report and the registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I

ITEM 1            BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS

         First Real Estate Investment Trust of New Jersey (the "Registrant") is an unincorporated business trust which was organized in New Jersey in 1961 pursuant to a Trust Agreement, dated as of November 1, 1961; amended and restated as of November 7, 1983; and amended on May 31, 1994 and September 10, 1998 (the "Declaration of Trust"). The Registrant acquires, develops and holds for investment income producing real estate properties, including apartment buildings and complexes and retail properties. At December 31, 1998, the Registrant's real estate portfolio consisted of (i) eight (8) apartment buildings or complexes containing 639 units, (ii) a forty percent (40%) equity interest in Westwood Hills, LLC, a limited liability company which owns a 210 unit apartment complex ("Westwood Hills"), (iii) five (5) retail properties comprised of an aggregate of approximately 588,000 square feet of leasable space, including three (3) shopping centers and two (2) single tenant locations, and (iv) three (3) undeveloped parcels of land consisting of an aggregate of approximately 56.5 acres. See "Investment in Affiliate" and "Item 2 Properties - Portfolio of Investments." All of the Registrant's properties are currently managed by Hekemian & Co., Inc., a real estate brokerage and management company ("Hekemian & Co."). See "Management Agreement."

         From its inception, the Registrant's general investment policy has been to acquire, develop and hold income producing properties for long-term investment and not for resale. The Registrant's long-range investment policy is to continue to review and evaluate potential real estate investment opportunities with the objective of making, from time to time, certain strategic acquisitions of properties which the Registrant believes will (i) complement its existing investment portfolio, (ii) generate income and increase the Registrant's earnings and its distributions to shareholders, and (iii) increase the overall value of the Registrant's investment portfolio. The decision to acquire or develop a particular property is made on a case by case basis by the Registrant's Board of Trustees which determines whether in its judgment such an investment is in the best interests of the Registrant and its shareholders. Except for its equity investment in Westwood Hills, the Registrant has invested only in retail properties since 1988. Although the Registrant's portfolio of developed properties consists only of residential apartment and retail properties, the Registrant does and will continue to evaluate potential investment properties in other sectors of the real estate market.

         All but two of the Registrant's properties are located in New Jersey. The Registrant's largest retail shopping center, the 256,600 square foot Westridge Square shopping center which the Registrant acquired in 1992, is located in Frederick, Maryland (Western Maryland). The Registrant's most recent property acquisition, which occurred in December 1997, was a 63,900 square foot retail property located in Patchogue (Long Island), New York, on which Pathmark operates a supermarket super store. The Company has reviewed and evaluated and will continue to review and evaluate potential real estate investment opportunities in New Jersey as well as in locations outside of New Jersey.

         Although the Registrant's general policy is to hold and maintain its properties as long-term income producing investments, the Registrant has sold and in the future could sell, from time to time, certain properties in its portfolio. Factors which are considered by the Registrant's Board of Trustees in evaluating the disposition of a property include (i) whether the property continues to satisfy the Registrant's investment objectives for its real estate portfolio, and (ii) whether the proceeds from a sale could be reinvested into another property or other properties which may offer greater growth potential and a higher rate of return to the Registrant.

         Except for the Registrant's equity investment in Westwood Hills, each of the properties in the Registrant's real estate portfolio is wholly-owned in fee by the Registrant. In the future, if the circumstances warrant, the Registrant could acquire interests in other real estate properties on a joint venture basis with another party or parties; provided, that the Registrant would be able to maintain appropriate control over the management and operation of any such property.

         The Registrant is a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Registrant was the first REIT organized in New Jersey. As a result of its election to be treated as a REIT, the Registrant will not be subject to federal income tax on that portion of its REIT taxable income which is currently distributed to the Registrant's shareholders, assuming it satisfies the various REIT requirements under the Code. REITs are subject to a number of highly technical and complex organizational and operational requirements. One of the REIT requirements under the Code is that at least 95% of the Registrant's REIT taxable income shall be distributed to the shareholders. REIT taxable income is computed in accordance with normal corporate rules subject to several adjustments. If the Registrant fails to qualify as a REIT, its taxable income may be subject to federal income tax at the applicable regular corporate tax rates. For the foreseeable future, it is the Registrant's intention to continue to conduct its operations in a manner intended to qualify as a REIT for tax purposes. However, no assurance can be given that the Registrant's operations for any one taxable year will satisfy such requirements, and no assurance can be given that the Internal Revenue Service would not be able to successfully challenge the Registrant's eligibility for taxation as a REIT.

         Fiscal Year 1998 Developments

         (i) Purchase of Supermarket in Patchogue, New York

         On December 22, 1997, the Registrant completed its purchase of a 63,900 square foot single tenant retail property located in Patchogue, New York. The purchase price was $10.9 million, of which $7.5 million was financed with the property serving as collateral for the mortgage loan. Pathmark operates a supermarket super store on the property pursuant to a twenty-five (25) year lease with options to extend for up to a maximum of twenty-four (24) years. The supermarket is located on approximately 8.775 acres of land.

         (ii) Completion of New Development of Franklin Crossing Shopping Center

         During the summer of 1997, the Registrant completed the construction of a new shopping center, named "Franklin Crossing," containing approximately 87,000 square feet of leasable space in Franklin Lakes, New Jersey. Franklin Crossing replaced an old shopping center which the Registrant had owned since 1964 and which contained approximately 33,000 square feet of leasable space. The old shopping center was closed and completely demolished in December 1996 to allow for the construction of Franklin Crossing. Grand Union has leased a total of approximately 41,000 square feet of the available space and is operating a supermarket in the shopping center. Grand Union took possession of its space for tenant fit-up in August, 1997 and commenced payment of rent on October 12, 1997 when it opened for business. Grand Union has a twenty (20) year lease with options to extend for up to a maximum of twenty (20) additional years. Approximately 13,600 square feet of satellite space at Franklin Crossing has been leased to seven (7) other tenants. At December 31, 1998, there was approximately 32,300 square feet of vacant leasable space at Franklin Crossing. The Registrant is actively pursuing tenants to fill the remaining available space.

         (iii)  Mortgage  Financings  and  Amendment  and  Extension  of  Credit
Facility

         During fiscal 1998 and the first quarter of fiscal 1999, the Registrant took advantage of the appreciated values of certain real estate properties in its investment portfolio and a favorable interest rate environment to complete a number of mortgage financings which yielded approximately $28.8 million in net proceeds to the Registrant. In addition, Westwood Hills completed a refinancing of its outstanding mortgage debt in December 1998, yielding net proceeds of approximately $4.9 million. Pursuant to its 40% equity investment in Westwood Hills, the Registrant received a $2 million distribution out of such proceeds. Part of the net proceeds from the financings which were completed in the first quarter of fiscal 1998 were used to acquire the Patchogue, Long Island property on which the Pathmark supermarket super store is located and to pay off the Registrant's outstanding balance under its credit facility with Summit Bank. The remaining proceeds from these financings provides the Registrant with an immediately available source of capital for future property acquisitions and development. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         As a result of these mortgage financings, the Registrant is more highly leveraged than it has been in the past. The increase in the Registrant's debt service requirements could have an adverse effect on the financial condition and results of operations. Although the Registrant believes that it will generate sufficient funds from its operations to service the Registrant's debt requirements, a default by the Registrant with respect to any of its mortgage indebtedness could have a material adverse effect on the Registrant. See "Real Estate Financing" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Registrant's line of credit with Summit Bank, which was scheduled to expire on April 30, 1998, was renegotiated, amended and extended through May 31, 1999. Prior to such extension, the Registrant paid off the outstanding balance under the credit facility with a portion of the proceeds received by the Registrant from the mortgage financings which the Registrant closed during the first quarter of fiscal 1998. In connection with and in anticipation of the above described mortgage financings, the maximum amount which the Registrant can borrow under this credit facility has been reduced from approximately $12.3 million to $8 million effective as of November 30, 1998. At December 31, 1998, the Registrant did not have any outstanding borrowings under the Summit Bank credit facility. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         (iv) Year 2000 Issue

         The Year 2000 ("Y2K") issue results from computer programs being written using two (2) rather than four (4) digits to define the applicable year. As the year 2000 approaches, systems using such programs may be unable to accurately process certain date based information. As disclosed elsewhere in this Annual Report, Hekemian & Co. currently manages the Registrant's properties, and the Registrant does not own any computer systems. The business managed by Hekemian & Co. is dependent on computer hardware, software, systems and processes, including financial and accounting systems, relating to information technology ("IT Systems") and non-information technology systems such as HVAC systems, boilers, alarms, elevators, escalators, building security systems, backup lighting and generators, sprinkler systems, fire/smoke detection and suppression systems, parking garage systems and other equipment containing embedded microprocessor technology ("Non-IT Systems").

         The Registrant is participating with Hekemian & Co. in a comprehensive assessment of the Registrant's business exposure relative to the Y2K issue. The Registrant and Hekemian & Co. have assessed all systems for Y2K readiness. Hekemian & Co. has advised the Registrant that it has utilized or is utilizing the resources necessary to replace, upgrade or modify all significant systems affected by the Y2K issue. All major Non-IT Systems critical to the Registrant's business operations are Y2K compliant. IT Systems were assessed for Y2K compliance and in most cases new hardware was purchased and is operating. All personal computer and network server software has been upgraded for Y2K compliance. The accounting system is now substantially compliant and is expected to be fully Y2K compliant by the end of the first quarter of fiscal 1999. It is expected that all IT Systems will be tested for Y2K compliance by June, 1999 and that all such systems will be Y2K compliant before the end of 1999.

         In addition to the remediation efforts outlined above, Hekemian & Co. has identified and mailed Y2K information requests to all retail tenants of the Registrant and all critical external entities (product suppliers, service providers, and those with which Hekemian & Co. or the Registrant exchange information) to determine whether they will be able to continue normal business operations at the turn of the century. Approximately 19% of such tenants and entities, including most of the Registrant's major tenants and suppliers, have responded. The third parties responding to the request have indicated that the Y2K issue does not and will not significantly impact their businesses, or that they either will be Y2K compliant or will have an adequate contingency plan ready and active before the year 2000.

         Neither Hekemian & Co. nor the Registrant has yet established any contingency plans for possible Y2K interruptions. Based upon the continuing assessment of possible risks, the Registrant could establish contingency plans in the future to address the Registrant's exposure to potential Y2K problems. The failure of critical systems of the Registrant, its management service company, or its significant retail tenants and external entities to be Y2K compliant could disrupt or interrupt the business of the Registrant, which could have a material adverse effect on the results of operations or financial condition of the Registrant.

         The Registrant anticipates that any costs incurred by it in assessing the Y2K issue and remediating any Y2K problems will not have a significant adverse effect on the Registrant's operating results or financial condition.

         (b) Financial Information about Industry Segments

         All revenues, operating profits or losses, and assets of the Registrant are attributable to one line of business, the acquisition, development and ownership of real property for investment. The revenue and profits from, and the assets which are part of, the Registrant's operations are as set forth in the Financial Statements of the Registrant and of Westwood Hills beginning on page F-1 of this Annual Report.

         (c) Narrative Description of Business

         The Registrant was founded and organized for the principal purpose of acquiring, developing and owning a portfolio of diverse income producing real estate properties. The Registrant's developed properties include residential apartment and retail properties. The Registrant's properties are located principally in New Jersey, with the Westridge Square Shopping Center located in Frederick, Maryland and the Pathmark supermarket super store located on Long Island. The Registrant also currently owns approximately 56.5 acres of
unimproved  land  in  New  Jersey.   See  "Item  2  Properties  -  Portfolio  of
Investments."

         The Registrant elected to be taxed as a REIT under the Code. The Registrant operates in such a manner as to qualify for taxation as a REIT in order to take advantage of certain favorable tax aspects of the REIT structure. Generally, a REIT will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to its equity holders.

         As an equity REIT, the Registrant generally acquires interests in income producing properties to be held by the Registrant as long-term investments. The Registrant's return on such investments is based on the income generated by such properties mainly in the form of rents.

         From time to time, the Registrant has sold, and may sell again in the future, certain of its properties in order to (i) obtain capital used or to be used to purchase, develop or renovate other properties which the Registrant believes will provide a higher rate of return and increase the value of the Registrant's investment portfolio, and (ii) divest properties which the Registrant has determined or determines are no longer compatible with the Registrant's growth strategies and investment objectives for its real estate portfolio.

         The Registrant does not hold any patents, trademarks or licenses.


                  Portfolio of Real Estate Investments

         At December 31, 1998, the  Registrant's  real estate holdings  included
(i) eight (8) apartment  buildings or complexes  containing 639 rentable  units,
(ii) five (5) retail properties containing approximately 588,000 square feet of leasable space, including two (2) single tenant stores, and (iii) three (3) parcels of undeveloped land consisting of approximately 56.5 acres. All such property is wholly-owned in fee by the Registrant. See "Item 2 Properties - Portfolio of Investments" of this Annual Report for a description of the
Registrant's separate investment properties and certain other pertinent information with respect to such properties which is relevant to the
Registrant's business. In addition, the Registrant holds a 40% membership interest in Westwood Hills which owns an apartment complex containing 210 rentable units. See "Investment in Affiliate."

                  Investment in Affiliate

         In May 1994, the Registrant acquired a forty percent (40%) membership interest in Westwood Hills, a New Jersey limited liability company. In June 1994, Westwood Hills consummated the purchase of Westwood Properties, a residential apartment complex containing 210 units, located in Westwood, New Jersey, for a total purchase price of approximately $15.4 million. Approximately $9.5 million of the purchase price was financed by the proceeds of a mortgage loan which was refinanced in December 1998. See "Fiscal Year 1998 Developments - Mortgage Financings and Amendment and Extension of Credit Facility." The
Registrant is the managing member of Westwood Hills, and Hekemian & Co. currently is the managing agent of the property. See "Management Agreement." In connection with the refinancing, Robert S. Hekemian, Chairman of the Board of the Registrant and a member of Westwood Hills, provided a personal guarantee in certain limited circumstances. The Registrant has agreed to indemnify Mr. Hekemian with respect to this guaranty.

                  Employees

         The Registrant does not have any full-time employees. Except for Mr. Hekemian, Chairman of the Board, who devotes approximately twenty-five percent (25%) of his business activities to the Registrant's business, none of the other executive officers of the Registrant (who are identified in "Item 4A Executive Officers of the Registrant" of this Annual Report), devotes more than ten percent (10%) of his business activities to the business of the Registrant. Hekemian & Co. has been retained by the Registrant to manage the Registrant's developed properties and is responsible for providing the personnel required to perform all services related to the management and operation of the Registrant's properties. See "Management Agreement." For the foreseeable future, the Registrant intends to maintain its present form of management arrangement and does not anticipate hiring employees.

                  Management Agreement

         Pursuant to the terms of a Management Agreement, dated December 20, 1961, by and between the Registrant and Hekemian & Co., as amended (the "Management Agreement"), Hekemian & Co., a real estate brokerage and management company, manages all of the Registrant's properties. In connection with its management services, Hekemian & Co. employs the superintendents and other personnel who perform the functions required to operate and maintain the Registrant's properties. Pursuant to the terms of the Management Agreement, the Registrant pays Hekemian & Co. certain fees and commissions as compensation for its services. The Registrant also reimburses Hekemian & Co. for the salaries, payroll taxes, insurance costs and certain other costs of persons employed at the Registrant's properties by Hekemian & Co. on behalf of the Registrant. From time to time, the Registrant engages Hekemian & Co. to provide certain additional services, such as consulting services related to development and financing activities of the Registrant. Separate fee arrangements are negotiated between Hekemian & Co. and the Registrant with respect to such services. See "First Real Estate Investment Trust of New Jersey Notes to Financial Statements
- Note 7."

         Mr. Hekemian, Chairman of the Board and a Trustee of the Registrant, is currently the Chairman of the Board and Chief Executive Officer of Hekemian & Co. Mr. Hekemian, his brother and two sisters currently own all of the issued and outstanding shares of Hekemian & Co. A dispute between the shareholders of Hekemian & Co. has developed which will lead to the dissolution of the company. The Registrant is confident that any such dissolution will not have a material adverse effect on its business operations.

                  Real Estate Financing

         The Registrant funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of the Registrant's properties, and an $8 million line of credit with Summit Bank. At December 31, 1998, the Registrant's aggregate outstanding mortgage debt was $60.69 million with an average interest cost on a weighted average basis of 7.518%. The Registrant has mortgage loans against the following properties which serve as collateral for such loans: (i) Westridge Square shopping enter in Frederick, Maryland, (ii) Westwood Plaza shopping center in Westwood, New Jersey, (iii) Pathmark supermarket super store property in Patchogue, New York, (iv) Berdan Court Apartments in Wayne, New Jersey, (v) Steuben Arms Apartments in River Edge, New Jersey,(vi) Hammel Gardens Apartments in Maywood, New Jersey, and (vii) Heights Manor Apartments in Spring Lake Heights, New Jersey. See the tables in "Item 2 Properties - Portfolio of Investments" for the outstanding mortgage balance at December 31, 1998 with respect to each of these properties.

         At December 31, 1998, there was no outstanding balance under the Summit Bank line of credit. Any borrowings under the credit facility would bear interest at a variable fluctuating rate which is based at the Registrant's election on (i) Summit Bank's floating base rate plus one-quarter of one percent (0.25%) or (ii) the London Interbank Offered Rate (LIBOR) plus 175 basis points (1.75%). The Franklin Crossing shopping center and each of the Registrant's residential apartment properties in Lakewood, Palisades Park and Hasbrouck Heights, New Jersey, serve as collateral for the Summit Bank line of credit.

         In fiscal 1998, the Registrant consummated a series of mortgage financings in order to take advantage of the appreciated values of certain of the Registrant's real estate properties and a favorable interest rate environment. In addition, Westwood Hills, in which the Registrant has a 40% equity interest, also refinanced its existing mortgage during the first quarter of fiscal 1999. See "Fiscal Year 1998 Developments - Mortgage Financings and Amendment and Extension of Credit Facility." As a result of these mortgage financings and as a result of the Registrant's purchase of the Pathmark supermarket super store property in Patchogue, New York, which was largely financed by a $7.5 million mortgage loan, the Registrant is currently, and will continue to be for the foreseeable future, more highly leveraged than it has been in the past. This increased level of indebtedness also presents an increased risk of default on the obligations of the Registrant and an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Registrant. A number of the Registrant's mortgage loans, including several of the recent loans, are being amortized over a period that is greater than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. The Registrant has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans.

         The Registrant is subject to the normal risks associated with debt financing, including the risk that the Registrant's cash flow will be insufficient to meet required payments of principal and interest; the risk that indebtedness on its properties will not be able to be renewed, repaid or refinanced when due; or that the terms of any renewal or refinancing will not be as favorable as the terms of the indebtedness being replaced. If the Registrant were unable to refinance its indebtedness on acceptable terms, or at all, the Registrant might be forced to dispose of one or more of its properties on disadvantageous terms which might result in losses to the Registrant. These losses could have a material adverse effect on the Registrant and its ability to make distributions to shareholders and to pay amounts due on its debt. If a property is mortgaged to secure payment of indebtedness and the Registrant is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the Registrant. Further, payment obligations on the Registrant's mortgage loans will not be reduced if there is a decline in the economic performance of any of the Registrant's properties. If any such decline in economic performance occurs, the Registrant's revenues, earnings and funds available for distribution to shareholders would be adversely affected.

         Neither the Declaration of Trust nor any policy statement formally adopted by the Registrant's Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of the Registrant) which may be incurred by the Registrant. Accordingly, the Registrant may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by the Registrant could bear interest at rates which are higher than the rates on the Registrant's existing debt. Future debt incurred by the Registrant could also bear interest at a variable rate. Increases in interest rates would increase the Registrant's variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the Registrant and its ability to make distributions to shareholders and to pay amounts due on its debt or cause the Registrant to be in default under its debt. Further, in the future, the Registrant may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms which are acceptable to the Registrant. In such event, the Registrant might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by the Registrant.

                  Competitive Conditions

         The Registrant is subject to normal competition with other investors to acquire real property and to profitably manage such property.

         Numerous other REIT(s), banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with the Registrant in seeking properties for acquisition and for tenants. During the 1990s, the Registrant has concentrated upon the acquisition and development of multi-family residential and retail shopping center properties which are substantially larger than those real estate assets the Registrant had historically sought to include in its investment portfolio. As a result, the Registrant has encountered increasing competition for investment grade real estate from other entities and persons which have investment objectives similar to those of the Registrant. Such competitors may have significantly greater financial resources than the Registrant, may derive funding from foreign and domestic sources, and may have larger staffs than the Registrant to find, evaluate and secure new properties.

         In addition, retailers at the Registrant's properties face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing and shopping through cable and computer sources, particularly over the Internet, and telemarketing. In many markets, the trade areas of the Registrant's retail properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect the Registrant's retail properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of the Registrant's tenants, and any new retail real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from the Registrant's retail properties.

         (A) General Factors Affecting Investment in Retail and Apartment Complex Properties; Effect on Economic and Real Estate Conditions

         The revenues and value of the Registrant's retail and residential apartment properties may be adversely affected by a number of factors, including, without limitation, the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slow downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a retail property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

         (B) Retail Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

         The Registrant believes that its revenues and earnings; its ability to meet its debt obligations; and its funds available for distribution to shareholders would be adversely affected if space in the Registrant's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations. The success of the Registrant's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of the Registrant's investments in its shopping center properties. If the sales of stores operating in the Registrant's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to the Registrant. In addition, any lease provisions providing for rent based on a percentage of sales, particularly with respect to the Registrant's food supermarket tenants, could be rendered moot. In the event of default by a tenant, the Registrant could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease which may or may not be recaptured by the Registrant.

         (C)   Renewal of Leases and Reletting of Space

         There is no assurance that the Registrant will be able to retain tenants at its retail properties upon expiration of their leases. Upon expiration or termination of leases for space located in the Registrant's retail properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If the Registrant were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, the Registrant's revenues and earnings; the Registrant's ability to service its debt; and the Registrant's ability to make expected distributions to its shareholders, could be adversely affected. There are no leases which the Registrant considers material or significant in terms of any single property in the Registrant's real estate portfolio which expired during the fiscal year 1998 or which are scheduled to expire in the fiscal year 1999.

         (D) Illiquidity of Real Estate Investments; Possibility that Value of the Registrant's Interests may be less than its Investment

         Equity real estate investments are relatively illiquid. Accordingly, the ability of the Registrant to vary its portfolio in response to changed economic, market or other conditions is limited. Also, the Registrant's interest in Westwood Hills is subject to transfer constraints imposed by the operating agreement which governs the Registrant's investment in Westwood Hills. Even without such restrictions on the transfer of its interest, the Registrant believes that there would be a limited market for its interest in Westwood Hills.

         If the Registrant had to liquidate all or substantially all of its real estate holdings, the value of such assets would likely be diminished if a sale was required to be completed in a limited time frame. The proceeds to the Registrant from any such sale of the assets in the Registrant's real estate portfolio might be less than the fair market value of those assets.

                  Impact of Governmental Laws and Regulations on Registrant's Business

         The Registrant's properties are subject to various Federal, state and local laws, ordinances and regulations, including those relating to the environment and local rent control and zoning ordinances.

         (A)  Environmental Matters

         Both Federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

         Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefor could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If the Registrant incurred any such liability, it could reduce the Registrant's revenues and ability to make distributions to its shareholders.

         A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.

         At this time, the Registrant is aware of the following environmental matters affecting its properties:

                  (i)      Vacant Land Located in Rockaway Township, N.J.

         The property located in Rockaway Township contains wetlands and associated transition areas. Pursuant to New Jersey law, transition areas may not be developed. The Registrant has not formally determined the full impact that the wetlands and associated transition areas will have on the development of the property pursuant to the applicable laws and regulations of New Jersey. However, it is believed that future development of the property will not be substantially restricted as a result of the presence of wetlands and the associated transition areas.

         Under the current zoning ordinances, the property can be developed for residential use only. The Registrant has no present plan to develop the property. Any development would be subject to all of the then applicable governmental rules and regulations. However, if the Registrant chose to develop this property, it does not believe that this environmental condition would prevent it from developing a material portion of the property.

                  (ii)     Westwood Plaza Shopping Center, Westwood, N.J.

         This property is in a HUD Flood Hazard Zone and serves as a local flood retention basin for part of Westwood, New Jersey. The Registrant maintains flood insurance in the amount of $500,000 for the subject property which is the maximum available under the HUD Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP") which could require extraordinary construction methods.

                  (iii) Franklin Crossing, Franklin Lakes, N.J.

         The new Franklin Crossing shopping center was completed during the summer of 1997. Also in 1997, a historical discharge of hazardous materials was discovered at Franklin Crossing. The discharge was reported to the NJDEP in accordance with applicable regulations. The Registrant is engaged in completing a remediation process under the supervision of the NJDEP. The Registrant anticipates that: (a) the historical discharge will have no significant impact upon the operations at Franklin Crossing; (b) the discharge materials appear to be isolated and have been excavated; (c) it will be required to monitor the discharge; and

(d) that the cost of the investigation and monitoring will not be material. The Registrant is in the process of securing a Classification Exception Area for groundwater use restriction from the NJDEP pursuant to its Memorandum of Agreement Program.

                  (iv) Other

         The State of New Jersey has adopted an underground fuel storage tank law and various regulations which impact upon the Registrant's responsibilities with respect to underground storage tanks maintained on its properties. The Registrant does have underground storage tanks located on two (2) of its properties used in connection with the heating of apartment units.

         The Registrant periodically visually inspects the location of each underground storage tank for evidence of any spills or discharges. Based upon these inspections, the Registrant knows of no underground storage tanks which are discharging material into the soil at the present time. Current state law does not require the Registrant to submit its underground storage tanks to tightness testing. The Registrant has conducted no such tests.

         The Registrant has conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey; and residential apartment properties located in Lakewood, Camden, Palisades Park and Hasbrouck Heights, New Jersey. Except as noted in subparagraph (iii) above, the environmental reports secured by the Registrant have not revealed any environmental conditions on its properties which require remediation pursuant to any applicable Federal or state law or regulation.

         The Registrant does not believe that the environmental conditions described in subparagraphs(i) - (iv) above will have a materially adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of the Registrant.

         (B) Rent Control Ordinances

         Each of the apartment buildings or complexes owned by the Registrant is subject to some form of rent control ordinance which limits the amount by which the Registrant can increase the rent for renewed leases, and in some cases, limits the amount of rent which the Registrant can charge for vacated units. Westwood Hills is not subject to any rent control law or regulation.

         (C) Zoning Ordinances

         Local zoning ordinances may prevent the Registrant from developing its unimproved properties, or renovating, expanding or converting its existing properties, for their highest and best use as determined by the Registrant's Board of Trustees, which could diminish the values of such properties.

         (d) Financial Information about Foreign and Domestic
             Operations and Export Sales

         The Registrant does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.

ITEM 2.           PROPERTIES

         Portfolio of Investments

         The following charts set forth certain information relating to each of the Registrant's real estate investments. In addition to the specific mortgages which may be indicated below, the following Registrant properties: Franklin Crossing and the residential apartment properties located in Lakewood, Palisades Park and Hasbrouck Heights, New Jersey, are subject to a lien from Summit Bank pursuant to the line of credit in the face amount of $8 million.

Apartment Properties as of December 31, 1998:
---------------------------------------------

                                                                                                   Depreciated
                                                                                                      Cost of
                                                              Occupancy                              Buildings
                                                              Rate (% of          Mortgage              and
Property and                    Year            No. of          No. of             Balance           Equipment
Location                        Acquired        Units           Units)             (000's)           (000's)
--------                        --------        -----           ------             -------           -------
Lakewood Apts.
Lakewood, NJ                    1962              40             91.0%              None              $   181

Palisades Manor
Palisades Park, NJ              1962              12             93.6%              None              $    66

Grandview Apts.
Hasbrouck Heights, NJ           1964              20             94.2%              None              $   151

Heights Manor
Spring Lake
Heights, NJ                     1971              79             96.3%              $3,697            $   551

Hammel Gardens
Maywood, NJ                     1972              80             97.4%              $3,896            $   939

Sheridan Apts.
Camden, NJ                      1964             132             91.1%              None              $   647

Steuben Arms
River Edge, NJ                  1975             100             96.7%              $5,370            $ 1,359

Berdan Court
Wayne, NJ                       1965             176             97.4%              $10,993           $ 1,628

Westwood Hills
Westwood, NJ (1)                1994             210             97.9%              $15,500           $14,374

(1) The Registrant owns a 40% equity interest in Westwood Hills. See "Item 1(c) Narrative Description of Business - Investment in Affiliate."

Retail Properties as of December 31, 1998:
------------------------------------------

                                                                                                       Depreciated
                                                                                     Mortgage          Cost of
                                                Leasable          Occupancy          Balance           Buildings
                                                Space -           Rate (% of         or Bank           and
Property and                    Year            Approximate       Square             Loan              Equipment
Location                        Acquired        Square Feet       Feet)              (000's)           (000's)
--------                        --------        -----------       -----              -------           -------
Franklin Crossing
Franklin Lakes, NJ              1966(1)            87,041          68.6%              None              $10,064

Westwood Plaza
Westwood, NJ                    1988              173,854          96.5%              $10,505           $11,471

Westridge Square
Frederick, Maryland             1992              256,620          99.8%              $18,833           $24,405

Pathmark Super
Store
Patchogue, New York             1997               63,932          100%               $ 7,392           $10,663

                                                                   Property has
                                                                   been vacant
                                                                   since
                                                                   February 28,
Glen Rock, NJ                   1962                4,800          1998               None              $    24

(1) See "Item 1(a) General Development of Business - Fiscal Year 1998 Developments; Completion of New Development of Franklin Crossing Shopping Center."

Vacant Land as of December 31, 1998:
------------------------------------

                                                                  Permitted
                                                                  Use per                              Mortgage
                                                                  Local              Acreage           Balance or
                                                Current           Zoning             per               Bank Loan
Location                        Acquired        Use               Laws               Parcel            (000's)
--------                        --------        ---               ----               ------            -------
Franklin Lakes, NJ              1966            None              Limited            4.27              None
                                                                  Office

Rockaway, NJ                    1964/1963       None              Residential        19.26             None

South Brunswick, NJ             1964            Leased as         Commercial         33                None
                                                farmland
                                                qualifying
                                                for state
                                                farmland
                                                assessment
                                                tax
                                                treatment

         The Registrant believes that it has a diversified portfolio of residential and retail properties. The Registrant's business is not materially dependent upon any single tenant or any one of its properties. Several of the Registrant's properties have contributed 15% or more of the Registrant's total revenue in one or more of the last three (3) fiscal years. For the fiscal years ended October 31, 1996, 1997 and 1998, (i) the Westridge Square Shopping Center in Frederick, Maryland contributed 29.8%, 30.2% and 26.2%, respectively, of the Registrant's total revenues; (ii) the Westwood Plaza Shopping Center in Westwood, New Jersey contributed 20.4%, 18.9% and 15.3%, respectively, of the Registrant's total revenues; and (iii) the Berdan Court apartment complex in Wayne, New Jersey contributed 17.4%, 17% and 14.3%, respectively, of the Registrant's total revenues.

         Although  the  Registrant's   general  investment  policy  is  to  hold
properties as long-term investments, the Registrant could selectively sell certain properties if it determines that any such sale is in the Registrant's and its shareholders best interests. With respect to the Registrant's future acquisition and development activities, the Registrant will evaluate various real estate opportunities which the Registrant believes would increase the Registrant's revenues and earnings as well as compliment and increase the overall value of the Registrant's existing investment portfolio.

         Except for the Pathmark supermarket super store located in Patchogue, Long Island, and the single tenant store located in Glen Rock, New Jersey, all of the Registrant's retail properties have multiple tenants. The sole tenant in the Glen Rock store location terminated its lease effective as of February 28, 1998. The Registrant is actively engaged in efforts to secure a replacement tenant. However, the Registrant does not believe that the absence of a tenant for this property for any period of time will have a material effect on the Registrant's operating results as the property is not a significant part of the Registrant's real estate portfolio.

         The Registrant's retail shopping center properties have anchor tenants which occupy a significant amount of the leasable space in each such property. The Westwood Plaza shopping center in Westwood, New Jersey is anchored by a Kmart Store and a Grand Union supermarket and has eighteen (18) satellite stores. A Giant Supermarket and Burlington Coat Factory store anchor the Westridge Square shopping center in Frederick, Maryland, which also has twenty-six(26) satellite stores and a six (6) screen movie theater complex. In the newly constructed and expanded Franklin Crossing shopping center in Franklin Lakes, New Jersey, the anchor tenant is a Grand Union supermarket which occupies approximately 41,000 square feet of the approximately 87,000 square feet available for lease. Franklin Crossing also has seven (7) satellite stores and there is approximately 32,300 square feet of available leasable space.

         With respect to most of the Registrant's retail properties, lease terms range from five (5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three
(3) completed fiscal years, the Registrant's retail properties have averaged a 98.5% occupancy rate with respect to the Registrant's available leasable space. This excludes Franklin Crossing since the old shopping center was closed and demolished in December 1996 and the new and expanded shopping center was not reopened for business until October 1997.

         Leases for the Registrant's apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short term basis, the Registrant has averaged, during the last three (3) completed fiscal years, a 94.9% occupancy rate with respect to the Registrant's available apartment units.

         The Registrant does not believe that any seasonal factors materially affect the Registrant's business operations and the leasing of its retail and apartment properties. The Registrant does not lease space to any Federal, state or local government entity.

         The  Registrant  believes that its  properties  are covered by adequate
fire  and  property   insurance   provided  by  reputable   companies  and  with
commercially reasonable deductibles and limits.

ITEM 3            LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Registrant is a party or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving the Registrant's business including various tenancy and related matters. Notwithstanding the environmental conditions disclosed in "Item 1(c) Description of Business - Impact of Governmental Laws and Regulations on Registrant's Business; Environmental Matters," there are no legal proceedings concerning environmental issues with respect to any property owned by the Registrant.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the Registrant's 1998 fiscal year.

ITEM 4A           EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant as of January 15, 1999 are listed below. Brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information which follows the table.

         As a result of Hekemian & Co. being responsible for managing the day to day operations of the Registrant's properties and providing personnel to manage the Registrant's properties, the executive officers are not required to devote a significant part of their business activities to their duties as executive officers of the Registrant. No executive officer of the Registrant directly devotes more than ten percent (10%) of his business activities to the Registrant's business, except for Mr. Hekemian, Chairman of the Board, who devotes approximately twenty-five percent (25%) of his business activities to the Registrant. See "Item 1(c) Narrative Description of Business - Management Agreement." Except for Mr. DeLorenzo, Executive Secretary and Treasurer of the Registrant, each of the executive officers is also a Trustee of the Registrant.

         The executive officers of the Registrant are as follows:


Name                                     Age                Position
----                                     ---                --------

Robert S. Hekemian                       67            Chairman of the Board
                                                       and Chief Executive
                                                       Officer

Donald W. Barney                         58            President

John B. Voskian, M.D.                    74            Secretary

William R. DeLorenzo, Jr., Esq.          54            Executive Secretary and
                                                       Treasurer

         ROBERT S. HEKEMIAN has been active in the real estate industry for more than forty-five(45) years. Mr. Hekemian has served as Chairman of the Board and Chief Executive Officer of the Registrant since 1991, and as a Trustee since 1980. From 1981 to 1991, Mr. Hekemian was President of the Registrant. Mr. Hekemian directly devotes approximately twenty-five percent (25%) of his time to execute his duties as an executive officer of the Registrant. Mr. Hekemian is also the Chairman of the Board and Chief Executive Officer of Hekemian & Co. See "Item 1(c) Narrative Description of Business - Management Agreement." Mr. Hekemian is a director of Summit Bancorp. Mr. Hekemian is also a director, partner and officer in numerous private real estate corporations and partnerships. Mr. Hekemian is the brother-in-law of Dr. Voskian.

         DONALD W. BARNEY has served as President of the Registrant since 1993, and as a Trustee since 1981. Mr. Barney devotes approximately five percent (5%) of his time to execute his duties as an executive officer of the Registrant. Mr. Barney has been associated with Union Camp Corporation, a diversified manufacturer of paper, packaging products, chemicals and wood products, since 1969, most recently, and until December 31, 1998, as Vice President and Treasurer. Mr. Barney is also a director of Ramapo Financial Corporation and a partner and director in several other private real estate investment companies. Mr. Barney was formerly the brother-in-law of Mr. DeLorenzo.

         DR. JOHN B. VOSKIAN has served as Secretary and a Trustee of the Registrant since 1968. Dr. Voskian spends less than five percent (5%) of his time with respect to his duties as an executive officer of the Registrant. A physician, Dr. Voskian has retired from the practice of medicine. Dr. Voskian is also a director and an officer in a number of private real estate companies. Dr. Voskian is the brother-in-law of Mr. Hekemian.

         WILLIAM R. DELORENZO, JR., an attorney, has served as the Treasurer and Executive Secretary of the Registrant since 1974. Mr. DeLorenzo devotes approximately five percent (5%) of his time to his activities as an executive officer of the Registrant. Since 1996, Mr. DeLorenzo has been in private practice with the law firm of Nowell Amoroso, P.A., with offices in Hackensack, New Jersey and New York City. From 1990 to 1994, Mr. DeLorenzo was the Chairman of the New Jersey Commission on Capital Budget and Planning. Mr. DeLorenzo was formerly the brother-in-law of Mr. Barney.

         PART II
         -------

         ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         Shares of Beneficial Interest

         Beneficial interests in the Registrant are represented by shares without par value (the "Shares"). The Shares represent the Registrant's only authorized, issued and outstanding class of equity. As of January 15, 1999, there were 429 holders of record of the Shares.

         The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board(R) Service (the "OTC Bulletin Board") provided by NASD, Inc. The Registrant does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, for the periods indicated, the high and low bid quotations for the Shares on the OTC Bulletin Board.


                                                         High         Low
                                                         ----         ---
Fiscal Year Ended October 31, 1998
----------------------------------

First Quarter                                            25-1/2       25

Second Quarter                                           26           25-1/2

Third Quarter                                            28           26

Fourth Quarter                                           30           27

Fiscal Year Ended October 31, 1997
----------------------------------

First Quarter                                            21-7/8       21-1/2

Second Quarter                                           22-3/4       22-1/4

Third Quarter                                            24-1/2       24

Fourth Quarter                                           25-1/8       25-1/8

         The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid quotations is Janney Montgomery Scott, Inc., members of the New York Stock Exchange and other national securities exchanges.

         Dividends

         The holders of Shares are entitled to receive distributions as may be declared by the Registrant's Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property or Shares. The Board of Trustees' present policy is to distribute annually at least ninety-five percent (95%) of the Registrant's REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 1997 and fiscal 1998, the Registrant paid aggregate total dividends of $1.90 and $2.12 per share, respectively, to the holders of Shares. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - REIT Distributions to Shareholders."

ITEM 6            SELECTED FINANCIAL DATA

         The selected consolidated financial data for the Registrant for each of the five (5) fiscal years in the period ended October 31, 1998 are derived from financial statements that have been audited and reported upon by J.H. Cohn LLP, independent public accountants for the Registrant. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and with the Registrant's financial statements and related notes included in this Annual Report.




Income Statement Data:

                                                  Years Ended October 31:
                                 -------------------------------------------------------
                                   1998       1997         1996       1995         1994
                                 -------     -------     -------     -------     -------
                                                     (in thousands)
Equity in
Income of
Affiliate (1) ...............    $   213     $   139     $    92     $    81     $    51
                                 =======     =======     =======     =======     =======

Total Revenue ...............    $14,432     $11,698     $11,417     $11,124     $10,335
                                 =======     =======     =======     =======     =======

Total Expenses...............    $10,747     $ 8,735     $ 8,755     $ 8,338     $ 7,952
                                 =======     =======     =======     =======     =======

Net Income ..................    $ 3,685     $ 2,963     $ 2,662     $ 2,786     $ 2,383
                                 =======     =======     =======     =======     =======

Balance Sheet Data:

                                                     As of October 31:
                                                     -----------------
                                          (in thousands, except per share data)
                                  1998        1997         1996       1995        1994
                                 -------     -------      -------    -------     -------

Total Assets                     $71,275     $59,233      $51,674    $51,838     $52,398
                                 =======     =======      =======    =======     =======
Long-Term
Obligations                      $47,853     $24,429      $23,609    $24,110     $24,564
                                 =======     =======      =======    =======     =======
Shareholders'
Equity                           $20,362     $19,984      $19,984    $19,989     $21,148
                                 =======     =======      =======    =======     =======

Per Share
Data:

   Basic Earnings
   Per Share                     $  2.36     $  1.90      $  1.71    $  1.79     $  1.53
                                 =======     =======      =======    =======     =======

   Dividends
   Per Share                     $  2.12     $  1.90     $  1.71     $  2.53     $   1.62
                                 =======     =======     =======     =======     ========

   Weighted
   Average
   Number of
   Shares
   Outstanding                     1,559       1,559       1,559       1,559        1,559
                                 =======     =======     =======     =======     ========


(1) All of the financial data set forth above has been stated for the fiscal years ended October 31, 1998 and 1997 and restated for each of the fiscal years ended October 31, 1994 through 1996 using the equity method of accounting for Westwood Hills. See "First Real Estate Investment Trust Of New Jersey Notes to Financial Statements - Notes 1 and 2."

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         The Registrant is an equity REIT which owns a portfolio of residential apartment and retail properties. The Registrant's revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from its income producing retail properties. The Registrant also receives income from its 40% owned affiliate, Westwood Hills, which owns a residential apartment property. The Registrant's policy has been to acquire real property for long-term investment.

         During the period  covering  fiscal 1996  through the first  quarter of fiscal 1999, the events which had the most significant impact on the Registrant's operations were (i) the closing and demolition of the old Franklin Lakes shopping center in December 1996 and the completion of construction of the new and expanded (approximately 87,000 square feet) Franklin Crossing shopping center in the fourth quarter of fiscal 1997; (ii) the acquisition in December 1997 of the Patchogue, New York single tenant retail property which has a large Pathmark supermarket super store (63,900 square feet) as its tenant; and (iii) the series of mortgage financings which the Registrant closed during fiscal 1998 and the first quarter of fiscal 1999.

         The  following  discussion  should  be read  in  conjunction  with  the
Registrant's financial statements and related notes included elsewhere in this Annual Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this Annual Report, that could cause actual results to differ materially from those projected.

         Results of Operations

         Fiscal Years ended October 31, 1998 and October 31, 1997

         Revenues

         For the fiscal year ended October 31, 1998, total revenue increased $2,734,000(23.4%) from $11,698,000 in fiscal 1997 to $14,432,000. $2,313,000 of the increase in revenues is due, primarily, to the December 1997 acquisition of the property in Patchogue, New York and the reopening of the new and expanded Franklin Crossing shopping center in the fourth quarter of fiscal 1997. Grand Union which leases approximately 47% of the available leasable space and operates a supermarket at Franklin Crossing commenced paying rent in October 1997. At October 31, 1998, Franklin Crossing was 60% occupied and 65% leased. The balance of the revenue increase is attributable to increased revenues at the Registrant's other properties and its 40% equity in the earnings of Westwood Hills.

         Expenses

         For the year ended October 31, 1998, total expenses increased $2,012,000 (23.0%) from $8,735,000 in fiscal 1997 to $10,747,000 in fiscal 1998.
$1,133,000 of this increase is attributable to an increase in financing costs (including a one-time debt retirement charge of $130,000) resulting from the Registrant's increased debt level. See "Item 1(a) General Development of Business - Fiscal 1998 Developments; Mortgage Financings and Amendment and Extension of Credit Facility." Real estate operating expenses increased $528,000 (11.7%) from $4,498,000 in fiscal 1997 to $5,026,000 in fiscal 1998, primarily due to $470,000 attributable to the operations at Patchogue and Franklin Crossing. Depreciation increased $331,000 (25.1%) from $1,319,000 in fiscal 1997 to $1,650,000 in fiscal 1998 primarily due to additional depreciation taken on the Patchogue and Franklin Crossing properties. In fiscal 1999, the Registrant expects its rental revenues to continue to grow at a faster rate than its expenses. Under the terms of their leases, retail tenants reimburse the Registrant for the majority of the operating expenses and real estate taxes incurred at the retail properties. Varying occupancy rates affect the amount of reimbursements received by the Registrant. For the past three fiscal years, average occupancy at the retail properties has been 98.5%.

         Net Income and Funds from Operations

         For the fiscal year ended October 31, 1998, the Registrant's net income increased $722,000 (24.4%) from $2,963,000 in fiscal 1997 to $3,685,000.
Earnings per share increased from $1.90 per share in fiscal 1997 to $2.36 per share in fiscal 1998. Earnings at operating properties increased $1,801,000 (31.5%) to $7,538,000 from $5,733,000 for the prior year. Earnings at same properties increased 5.9% as a result of high, stable occupancy levels, and revenue increases (3.7%) outpacing expense increases (1.4%). Earnings from the Registrant's new retail property in Patchogue, New York and the reopened Franklin Crossing shopping center accounted for the majority of the earnings increases. Funds from Operations ("FFO") increased $900,000 (20.5%) from $4,399,000 ($2.82 per share) in fiscal 1997 to $5,299,000 ($3.40 per share) in fiscal 1998.

         The Registrant believes that in fiscal 1999 the continued economic strength in the employment markets in which its properties are located should allow the Registrant to realize its current occupancy rates for its apartment properties with a sound support base for its retail properties. The Registrant expects that continued increasing occupancy at Franklin Crossing should generate increased earnings and FFO in fiscal 1999.

         FFO is a standard measurement of a REIT's performance. It is an indication of a REIT's financial results and its ability to pay dividends. FFO is defined by the Registrant as net income, excluding (i) deferred rents and gains and losses from property sales and (ii) real estate related depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by certain other REITs may vary materially from that of the Registrant, and therefore the Registrant's FFO and the FFO of other REITs may not be directly comparable. As an example, the definition of FFO adopted by the National Association of Real Estate Investment Trusts ("NAREIT") encourages including the "straight lining" of rents. The Registrant does not incorporate straight line rents in determining FFO which results in lesser amounts of FFO reported by the Registrant than if it used the method of calculation adopted by NAREIT.

         Fiscal Years ended October 31, 1997 and October 31, 1996

         Revenues

         The Registrant's total revenue increased $281,000 (2.5%) from $11,417,000 in fiscal 1996 to $11,698,000 in fiscal 1997. The Registrant's shopping center in Franklin Lakes, New Jersey was closed and demolished in December 1996. As a practical matter, the shopping center was really closed for the last quarter of fiscal 1996, since the Registrant did not renew leases as they expired. Construction on the new and expanded Franklin Crossing was not completed until August 1997 and did not reopen until the end of fiscal 1997. Rental income would have been greater in fiscal 1996 and fiscal 1997 if the Franklin Lakes shopping center had not been closed. However, the Registrant expects that the new and expanded Franklin Crossing shopping center will provide a more significant contribution to the Registrant's revenues and income than was provided by the previous shopping center.

         Expenses

         For the fiscal year ended October 31, 1997, the Registrant's total expenses decreased by $20,000 from $8,743,000 in fiscal 1996 to $8,723,000. The decrease in expenses in fiscal 1997 was mainly a result of certain increased costs in fiscal 1996 incurred during the harsh winter of 1996 such as snow removal costs and utility costs that were not incurred during fiscal 1997. Property taxes are a major component of operating expenses. The Registrant continues to vigorously appeal real estate assessments where appropriate in an effort to assure that its properties are fairly assessed for real estate tax purposes.

         During the demolition and the construction of the new Franklin Crossing shopping center, various costs were incurred by the Registrant. In accordance with GAAP, the costs relating to construction were capitalized during the period of construction. The effect of capitalizing construction costs is that while the Registrant is experiencing cash outflows with respect to such costs, there is an immaterial effect on the Registrant's fiscal 1997 Statement of Income and Undistributed Earnings with respect to such capitalized costs.

         Net Income and Funds from Operations

         For the fiscal year ended October 31, 1997, the Registrant's net income increased $301,000 (11.3%) from $2,662,000 in fiscal 1996 to $2,963,000.
Earnings per share for fiscal 1997 was $1.90 as compared to $1.71 for fiscal 1996. FFO increased $231,000 (5.5%) in fiscal 1997 from $4,158,000 ($2.67 per share) in fiscal 1996 to $4,399,000 ($2.82 per share). Earnings at operating properties increased 4.3%.

         Liquidity and Capital Resources

         At October 31, 1998, the Registrant's cash and cash equivalents totaled $793,000 as compared to $228,000 at October 31, 1997. At December 31, 1998, cash and cash equivalents totaled $14,942,000. Net cash inflows from the Registrant's operations amounted to $5.1 million in fiscal 1998 as compared to $3.7 million in fiscal 1997 and $3.3 million in fiscal 1996. In fiscal 1997, the Registrant recognized the declining cost trend of fixed rate, long-term financing, and developed a plan to replace its reliance on its short-term, variable rate financing with long-term, fixed rate financing.

         During fiscal 1998, the Registrant mortgaged a previously debt free property for $11,100,000, and refinanced an existing $5,157,000 mortgage for $10,600,000. The net proceeds from these financings of approximately $16,065,000 were used to repay the then outstanding balance under the Summit Bank line of credit, fund construction costs at Franklin Crossing, and pay the cash portion of the Patchogue acquisition. See "Item 1(a) General Development of Business - Fiscal Year 1998 Developments." In the first quarter of fiscal 1999, the Registrant closed on a series of mortgage financings which yielded net cash proceeds of $12,706,000 to the Registrant. In addition, the Registrant's 40% owned affiliate, Westwood Hills, also completed a mortgage financing in the first quarter of fiscal 1999 which yielded approximately $4,900,000 in net cash proceeds. Approximately $2 million of these proceeds was distributed to the Registrant in accordance with its equity ownership.

         As a result of the various mortgage financings, and reflecting the reduced collateral available, the Registrant's line of credit from Summit Bank was reduced from $20 million at October 31, 1997, to $12.3 million at October 31, 1998, and to $8 million at November 30, 1998. The Registrant may use this line of credit to finance the acquisition or development of additional properties and for general business purposes. At October 31, 1998 and December 31, 1998, there were no outstanding borrowings under the line of credit as compared to $11.4 million which was outstanding at October 31, 1997.

         At October 31, 1998, the Registrant's aggregate outstanding mortgage debt was approximately $47.9 million as compared to approximately $24.4 million at October 31, 1997 and approximately $34 million at October 31, 1996. At December 31, 1998, the Registrant's aggregate outstanding mortgage debt was $60.69 million. Cash flow from operations has been sufficient to meet all operational needs of the Registrant. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's increased mortgage obligations. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends.

         The Registrant continues to make capital improvements to, primarily, its apartment properties when it deems such improvements to be necessary or appropriate. The short term impact of such capital outlays will be to depress the Registrant's current cash flow. The Registrant is now experiencing the benefits of these expenditures by preserving the physical integrity of its properties and securing increased rentals. Other than the apartment rehabilitation program described above, the Registrant has made no commitments and has no understandings for any material capital expenditures during fiscal 1999 other than in the ordinary course of business.

         REIT Distributions to Shareholders

         Since its inception in 1961, the Registrant has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, the Registrant must satisfy a number of highly technical and complex operational requirements including, that it must distribute to its shareholders at least 95% of its REIT taxable income. The Registrant anticipates making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, the Registrant generally intends to distribute not less than 95% of the Registrant's REIT taxable income in order to satisfy the applicable REIT requirement as set forth in the Code.

         Cash dividends are paid to shareholders on a quarterly basis. Dividends per share were $2.12, $1.90 and $1.71 in the fiscal years ended October 31, 1998, 1997 and 1996, respectively. Total dividends paid to shareholders during these three fiscal years were $3,306,750, $2,963,597 and $2,667,237, respectively, representing 104.3%, 105.4% and 99.3% of the Registrant's REIT taxable income of $3,171,000, $2,813,000, and $2,686,000, respectively, for each such fiscal year. Although the Registrant receives most of its rental payments on a monthly basis, it has and intends to continue to make regular quarterly dividend payment distributions. The funds accumulated for dividend distributions may be invested by the Registrant in short-term marketable instruments.

         Inflation

         The Registrant anticipates that the U.S. Mid-Atlantic states will continue to experience moderate growth with limited inflation. Any sustained inflation may, however, negatively impact the Registrant in at least two areas:
(i) the interest costs of any new mortgage financing or the use of the Summit Bank line of credit may be higher than rates currently in effect; and (ii) higher real estate operating costs, especially in those areas where such costs are not chargeable to commercial tenants.

         Year 2000 Issue

         The Registrant and Hekemian & Co., which manages the Registrant's developed properties and provides other services to the Registrant, have undertaken a comprehensive assessment of the Registrant's business exposure relative to the Y2K issue. While the Registrant does not own or use any computer systems, the business managed by Hekemian & Co. is dependent on computer hardware, software, systems and processes. Hekemian & Co. has advised the Registrant that all of its major Non-IT systems are Y2K compliant and that it expects that all major IT systems will be compliant before the end of 1999. The Registrant expects that any costs incurred by it to assess the Y2K issue and to remediate any Y2K problems will not have a significant adverse effect on the Registrant's operating results or financial condition. Hekemian & Co. has also contacted the Registrant's tenants and all other critical external entities to determine their exposure to the Y2K issue and how and if such exposure may impact the Registrant's business. To date, no party responding to this inquiry has indicated that it expects its business operations to be significantly affected by the Y2K issue. At this time, the Registrant does not expect that the Y2K issue will have a material adverse effect on its properties, business, operating results, or financial condition. See "Item 1(a) General Development of Business - Fiscal Year 1998 Developments; Year 2000 Issue."

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         As a result of the Registrant having replaced short-term, variable rate financing with long-term fixed rate financing during fiscal 1998 and the first quarter of fiscal 1999, the Registrant believes that its exposure to market risk relating to interest rate risk is not material. The Registrant's only variable rate financing is the Summit Bank line of credit under which there was no outstanding balance as of December 31, 1998. The Registrant believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data of the Registrant and of its affiliate, Westwood Hills, are submitted as a separate section of this Annual Report. See "Index to Financial Statements" on page F-1 of this Annual Report.

ITEM 9            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

         Not Applicable.

PART III
--------

         Certain information required by Part III is incorporated by reference to the Registrant's definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year covered by this Annual Report. Only those sections of the Proxy Statement which specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information  concerning the Registrant's  trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 1999.

         The information concerning the Registrant's executive officers required by this item is set forth in Item 4A of Part I of this Annual Report under the caption "Executive Officers of the Registrant."

ITEM 11           EXECUTIVE COMPENSATION

         The information  pertaining to executive  compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 1999.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 1999.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 1999.

PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a) Financial Statements of Registrant and of Registrant's Affiliate, Westwood Hills:

                  (i)      Reports   of  Independent   Public  Accountants   for
                           Registrant, J.H. Cohn LLP

                  (ii)     Balance Sheets as of October 31, 1998 and 1997

                  (iii) Statements of Income and Undistributed Earnings for the years ended October 31, 1998, 1997 and 1996 for Registrant and Statements of Income and Members' Equity for the years ended October 31, 1998, 1997 and 1996 for Westwood Hills

                  (iv) Statements of Cash Flows for the years ended October 31, 1998, 1997 and 1996

                  (v)      Notes to Financial Statements

                  Financial Statement Schedules:

                  (i)      Short-Term Borrowings.

                  (ii)     Supplementary Income Statement Information.

                  (iii)    Real Estate and Accumulated Depreciation.

                  Exhibits:

                  See Index to Exhibits immediately following the Financial Statements.

         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed by the Registrant during the last quarter of the fiscal year ended October 31, 1998.

         (c)      Exhibits:

                  See Index to Exhibits.

         (d)      Financial Statement Schedules:

                  See Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                First Real Estate Investment
                                                Trust of New Jersey


Dated:  January 28, 999                         By:  /s/Robert S. Hekemian
                                                     ---------------------
                                                     Robert S. Hekemian,
                                                     Chairman of the Board and
                                                     Chief Executive Officer



                                POWER OF ATTORNEY
                                -----------------

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Hekemian his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                     Title                               Date
    ---------                     -----                               ----

/s/Robert S. Hekemian       Chairman of the Board, Chief        January 28, 1999
---------------------       Executive Officer and
Robert S. Hekemian          Trustee (Principal Executive
                            Officer)

/s/Donald W. Barney         Trustee                             January 28, 1999
-------------------
Donald W. Barney

/s/John B. Voskian          Trustee                             January 28, 1999
------------------
John B. Voskian

/s/Herbert C. Klein         Trustee                             January 28, 1999
-------------------
Herbert C. Klein

    Signature                     Title                             Date
    ---------                     -----                             ----

                                Trustee                         January   , 1999
-------------------
Charles J. Dodge

                                Trustee                         January   , 1999
-------------------------
Nicholas A. Laganella

/s/Ronald J. Artinian           Trustee                         January 28, 1999
---------------------
Ronald J. Artinian

/s/Alan L. Aufzien              Trustee                         January 28, 1999
-------------------
Alan L. Aufzien

/s/William R. DeLorenzo, Jr.    Executive Secretary and         January 28, 1999
----------------------------    Treasurer (Principal
William R. DeLorenzo, Jr.       Financial and Accounting
                                Officer)

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                        INDEX TO FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))

                                                                       PAGE
                                                                       ----
(A)      FINANCIAL STATEMENTS OF REGISTRANT:

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                       F-2

         BALANCE SHEETS
              OCTOBER 31, 1998 AND 1997                                 F-3

         STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
              YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996               F-4/5

         STATEMENTS OF CASH FLOWS
              YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996               F-6/7

         NOTES TO FINANCIAL STATEMENTS                                  F-8/16

(B)      FINANCIAL STATEMENTS OF AFFILIATE:

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                  F-17

              BALANCE SHEETS
                  OCTOBER 31, 1998 AND 1997                             F-18

              STATEMENTS OF INCOME AND MEMBERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996           F-19

              STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996           F-20

              NOTES TO FINANCIAL STATEMENTS                             F-21/23

(C)      FINANCIAL STATEMENT SCHEDULES:

         IX - SHORT-TERM BORROWINGS                                     S-1

          X - SUPPLEMENTARY INCOME STATEMENT INFORMATION                S-1

         XI - REAL ESTATE AND ACCUMULATED DEPRECIATION                  S-2/4

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey


We have audited the accompanying balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY as of October 31, 1998 and 1997, and the related statements of income and undistributed earnings and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey as of October 31, 1998 and 1997, and its results of operations and cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

Our audits referred to above included the information in Schedules IX, X and XI which present fairly, when read in conjunction with the financial statements, the information required to be set forth therein.



                                                                /S/J.H. COHN LLP
                                                                ----------------
                                                                   J.H. COHN LLP

Roseland, New Jersey
November 20, 1998

                        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                         BALANCE SHEETS
                                   OCTOBER 31, 1998 AND 1997

                             ASSETS                                          1998        1997
                                                                           -------     -------
                                                                              (In Thousands
                                                                               of Dollars)
Real estate, at cost, net of accumulated depreciation ................     $64,432     $53,737
Equipment, at cost, net of accumulated depreciation of
    $703,000 and $657,000 ............................................         190         184
Investment in affiliate ..............................................       1,918       1,905
Cash and cash equivalents ............................................         793         228
Tenants' security accounts ...........................................         752         719
Note receivable - affiliate ..........................................         100
Sundry receivables ...................................................         728         280
Prepaid expenses and other assets ....................................       1,172       1,470
Deferred charges, net ................................................       1,190         710
                                                                           -------     -------

           Totals ....................................................     $71,275     $59,233
                                                                           =======     =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ................................................     $47,853     $24,429
    Note payable - bank ..............................................                  11,429
    Accounts payable and accrued expenses ............................         401         409
    Construction liabilities .........................................                     496
    Dividends payable ................................................       1,435       1,326
    Tenants' security deposits .......................................         969         905
    Deferred revenue .................................................         255         255
                                                                           -------     -------
           Total liabilities .........................................      50,913      39,249
                                                                           -------     -------

Commitments and contingencies

Shareholders' equity:
    Shares of  beneficial  interest  without par value;  1,790,000 and
        1,560,000 shares authorized; 1,559,788 shares issued and
        outstanding ..................................................      19,314      19,314
    Undistributed earnings ...........................................       1,048         670
                                                                           -------     -------
           Total shareholders' equity ................................      20,362      19,984
                                                                           -------     -------

           Totals ....................................................     $71,275     $59,233
                                                                           =======     =======


                              See Notes to Financial Statements.

                            FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                              YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


                            INCOME                          1998             1997              1996
                                                         -----------      -----------      -----------
                                                                    (In Thousands of Dollars,
                                                                    Except per Share Amounts)

Revenue:
    Rental income ..................................     $    12,450      $     9,982      $     9,589
    Reimbursements .................................           1,576            1,433            1,568
    Equity in income of affiliate ..................             213              139               92
    Sundry income ..................................             193              144              168
                                                         -----------      -----------      -----------
        Totals .....................................          14,432           11,698           11,417
                                                         -----------      -----------      -----------

Expenses:
    Operating expenses .............................           2,989            2,588            2,483
    Management fees ................................             576              495              476
    Real estate taxes ..............................           1,758            1,692            1,739
    Interest .......................................           3,762            2,629            2,750
    Depreciation ...................................           1,650            1,319            1,295
                                                         -----------      -----------      -----------
        Totals .....................................          10,735            8,723            8,743
                                                         -----------      -----------      -----------

Income before state income taxes ...................           3,697            2,975            2,674

Provision for state income taxes ...................              12               12               12
                                                         -----------      -----------      -----------

Net income .........................................     $     3,685      $     2,963      $     2,662
                                                         ===========      ===========      ===========

Basic earnings per share ...........................     $      2.36      $      1.90      $      1.71
                                                         ===========      ===========      ===========

Basic weighted average shares outstanding ..........       1,559,788        1,559,788        1,559,788
                                                         ===========      ===========      ===========

                            FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                              YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                              (continued)


                                                            1998             1997              1996
                                                         -----------      -----------      -----------
                                                                    (In Thousands of Dollars,
                                                                    Except per Share Amounts)
                     UNDISTRIBUTED EARNINGS

Balance, beginning of year .........................     $       670      $       670      $       675
Net income .........................................           3,685            2,963            2,662
Less dividends .....................................          (3,307)          (2,963)          (2,667)
                                                         -----------      -----------      -----------

Balance, end of year ...............................     $     1,048      $       670      $       670
                                                         ===========      ===========      ===========

Dividends per share ................................     $      2.12      $      1.90      $      1.71
                                                         ===========      ===========      ===========





                       See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                         1998          1997        1996
                                                                       --------      --------      --------
                                                                             (In Thousands of Dollars)
Operating activities:
    Net income ...................................................     $  3,685      $  2,963      $  2,662
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ............................        1,777         1,356         1,333
        Equity in income of affiliate ............................         (213)         (139)          (92)
        Deferred revenue .........................................                         (4)            2
        Changes in operating assets and liabilities:
           Tenants' security accounts ............................          (33)           35           (28)
           Sundry receivables, prepaid expenses and other assets .         (150)         (712)         (585)
           Accounts payable and accrued expenses .................           (8)          131           (54)
           Tenants' security deposits ............................           64            52            26
                                                                       --------      --------      --------
               Net cash provided by operating activities .........        5,122         3,682         3,264
                                                                       --------      --------      --------

Investing activities:
    Capital expenditures .........................................       (5,347)       (7,723)         (880)
    Distributions from affiliate .................................          200           160           140
    Loan to affiliate ............................................         (100)
                                                                       --------      --------      --------
               Net cash used in investing activities .............       (5,247)       (7,563)         (740)
                                                                       --------      --------      --------
Financing activities:
    Dividends paid ...............................................       (3,198)       (2,667)       (2,792)
    Proceeds (repayments) of note payable - bank .................      (11,429)        5,767           493
    Net proceeds from mortgage refinancing .......................        5,443         1,314
    Proceeds from mortgage borrowings ............................       11,100
    Repayment of mortgages .......................................         (619)         (494)         (501)
    Deferred mortgage costs ......................................         (607)
                                                                       --------      --------      --------
               Net cash provided by (used in) financing activities          690         3,920        (2,800)
                                                                       --------      --------      --------

Net increase (decrease) in cash and cash equivalents .............          565            39          (276)
Cash and cash equivalents, beginning of year .....................          228           189           465
                                                                       --------      --------      --------

Cash and cash equivalents, end of year ...........................     $    793      $    228      $    189
                                                                       ========      ========      ========
Supplemental disclosure of cash flow data:
    Interest paid, net of capitalized interest of $68,000 in 1998
        and $158,000 in 1997 .....................................     $  3,763      $  2,589      $  2,883
                                                                       ========      ========      ========

    Income taxes paid ............................................     $     12      $     12      $      8
                                                                       ========      ========      ========

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996




Supplemental schedule of noncash investing and financing activities:
     During 1998, the Trust completed its acquisition of a 64,000 square foot commercial property in Patchogue, New York for approximately $11,000,000, in part, with the proceeds of a $7,500,000 mortgage.

     Dividends declared but not paid amounted to $1,435,000, $1,326,000 and $1,029,000 in 1998, 1997 and 1996, respectively.

     Capital expenditures incurred but not paid amounted to $496,000 in 1997.




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

                    The Trust is subject to Federal income tax on undistributed taxable income and capital gains. The Trust may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 1998, 1997 and 1996, the Trust made such an election.

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

                Cash and cash equivalents:
                    The Trust maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                Depreciation:
                    Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

                Deferred charges:
                    Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $67,000, $40,000 and $85,000 in 1998, 1997 and 1996, respectively.
                    Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $73,000, $33,000 and $49,000 in 1998, 1997 and 1996, respectively.

                Earnings per share:
                    The Trust has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For each of the three years in the period ended October 31, 1998, the Trust had no potentially dilutive common shares.

                Other recent accounting pronouncements:
                    The Financial Accounting Standards Board has issued certain other pronouncements as of October 31, 1998 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will effect any financial accounting measurements or disclosures the Trust will be required to make.

                Reclassifications:
                    Certain  amounts in the 1997 and 1996  financial  statements
                    have  been   reclassified   to  conform   with  the  current
                    presentation.

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

                Summarized financial information of the Affiliate as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998 is as follows:

                                                      1998        1997
                                                     -------     -------
                                                        (In Thousands
                                                          of Dollars)
        Balance sheet data:
           Assets:
              Real estate and equipment, net ...     $14,416     $14,696
              Other ............................         976         551
                                                     -------     -------

                    Total assets ...............     $15,392     $15,247
                                                     =======     =======

           Liabilities and equity:
              Liabilities:
                 Mortgage payable ..............     $10,025     $10,192
                 Other .........................         576         295
                                                     -------     -------
                    Totals .....................      10,601      10,487
                                                     -------     -------

              Members' equity:
                 Trust .........................       1,918       1,905
                 Others ........................       2,873       2,855
                                                     -------     -------
                    Totals .....................       4,791       4,760
                                                     -------     -------

                    Total liabilities and equity     $15,392     $15,247
                                                     =======     =======

                                        1998       1997       1996
                                       ------     ------     ------
                                         (In Thousands of Dollars)

            Income statement data:
                Rental revenue ...     $2,617     $2,497     $2,360
                Rental expenses ..      2,086      2,149      2,130
                                       ------     ------     ------

                Net income .......     $  531     $  348     $  230
                                       ======     ======     ======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Investment in affiliate  (concluded):
                At October 31, 1998, the Trust had a $100,000 note receivable from the Affiliate that is due on demand and bears interest at 7%. Interest income was not material for the year ended October 31, 1998.

Note 3 - Real estate:
                Real estate consists of the following:

                                                             Range of
                                                            Estimated
                                                           Useful Lives              1998           1997
                                                           ------------            -------        -------
                                                                                      (In Thousands
                                                                                        of Dollars)

                    Land                                                           $22,773        $20,244
                    Unimproved land                                                  2,305          2,310
                    Apartment buildings                     7-40 years              11,013         10,711
                    Commercial buildings and shopping
                         centers 15-50 years                                        39,931         30,328
                    Construction in progress                                         2,053          2,126
                                                                                   -------        -------
                                                                                    78,075         65,719
                    Less accumulated depreciation                                   13,643         11,982
                                                                                   -------        -------

                             Totals                                                $64,432        $53,737
                                                                                   =======        =======

Note 4 - Mortgages payable:
                Mortgages payable consist of the following:

                                                             1998         1997
                                                            -------     -------
                                                               (In Thousands
                                                                 of Dollars)

 Northern Life Insurance Cos. - Frederick, MD (A) .....     $18,876     $19,123
 Travelers Insurance - Westwood, NJ (B) ...............                   5,181
 National Realty Funding L.C. - Westwood, NJ (B) ......      10,526
 Summit Bank - Springlake, NJ (C) .....................          29         125
 Summit Bank  - Patchogue, NY (D) .....................       7,410
 Federal Home Loan Mortgage Corporation - Wayne, NJ (E)      11,012
                                                            -------     -------

          Totals ......................................     $47,853     $24,429
                                                            =======     =======
          (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a shopping center in Frederick, Maryland having a net book value of approximately $24,510,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 4 - Mortgages payable (concluded):
                    (B) On January 9, 1998, the Trust repaid the existing mortgage on the Westwood, New Jersey shopping center utilizing proceeds from a new mortgage in the amount of $10,600,000 with National Realty Funding L.C. The new mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by the shopping center in Westwood, New Jersey having a net book value of approximately $11,510,000.

                    (C) Payable in monthly installments of $8,555 including interest at 7.625% through March 1999. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $532,000. One of the directors of the bank is a trustee of the Trust (see Note 10).

                    (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a commercial building in Patchogue, New York having a net book value of approximately $10,700,000.

                    (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,573,000.

                Principal amounts (in thousands of dollars) due under the above obligations in each of five years subsequent to October 31, 1998 are as follows:

                    Year Ending
                    October 31,                               Amount
                    -----------                               ------

                         1999                                  $630
                         2000                                   650
                         2001                                   702
                         2002                                   759
                         2003                                   820

                Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt is approximately $50,000,000 at October 31, 1998.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Note payable - bank:
                At October 31, 1997, note payable - bank consisted of borrowings under a revolving line of credit agreement with Summit Bank which expired on April 30, 1998, at which time the agreement was renegotiated and extended to May 31, 1999. Maximum allowable borrowings under the agreement were $12,310,000 and $20,000,000 at October 31, 1998 and 1997, respectively. The line of credit bears interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings are secured by all of the Trust's properties except commercial property located in Frederick, Maryland, Westwood, New Jersey and Patchogue, New York, apartment buildings in Wayne, New Jersey, River Edge, New Jersey and Maywood, New Jersey and any vacant land owned by the Trust. There were no outstanding borrowings under the agreement at October 31, 1998.

                In connection with new financing discussed in Note 10, maximum borrowings under the line of credit agreement were reduced to $8,000,000 effective November 19, 1998.


Note 6 - Commitments and contingencies:
                Leases:
                    Retail tenants:
                         The Trust leases retail space having a net book value of approximately $56,791,000 at October 31, 1998 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 1998 are as follows:

                          Year Ending
                          October 31,                  Amount
                          -----------                  ------

                               1999                  $  6,331
                               2000                     6,063
                               2001                     5,904
                               2002                     5,560
                               2003                     5,176
                               Thereafter              50,039
                                                     --------
                                      Total          $ 79,073
                                                     ========

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies (concluded):
                Leases (concluded)
                    Retail tenants (concluded):
                         The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                         Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three years in the period ended October 31, 1998 were not material.

                    Residential tenants:
                         Lease terms for residential tenants are usually one year or less.

                Standby letters of credit:
                    At  October  31,  1998,   the  Trust  is   obligated   under
                    irrevocable standby letters of credit of approximately $60,000 in connection with certain required land improvements at the Franklin Lakes shopping center.

                Environmental concerns:
                    In accordance with applicable regulations, the Trust reported to the New Jersey Department of Environmental Protection that a historical discharge of hazardous material was recently discovered at the newly renovated Franklin Lakes shopping center (the "Center").

                    At present,  the historical discharge material appears to be
                    isolated   and   management   believes   there  will  be  no
                    significant effect on the operations of the Center.

                    In   connection   therewith,   the  Trust  is   required  to
                    investigate and monitor such discharge, the cost of which will not be material.

Note 7 - Management agreement and related party transactions:
                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately
                $576,000,   $495,000  and  $476,000  in  1998,  1997  and  1996,
                respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisition of the commercial building in Patchogue, New York and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $718,000 in 1998.

Note 8 - Basic earnings per share:
                Basic earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 9 - Equity incentive plan:
                On September 10, 1998, the Board of Trustees approved the Trust's Equity Incentive Plan (the "Plan") whereby, subject to ratification of the Plan by the Trust's stockholders, up to 230,000 of the Trust's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 230,000 shares in the Trust's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of the Trust. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

                In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the Trust will recognize compensation costs as a result of the issuance of restricted share and other share-based awards based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the recipient must pay to acquire the stock. Therefore, the Trust will not be required to recognize compensation expense as a result of any grants of stock options, restricted share and other share-based awards at an exercise price that is equivalent to or greater than fair value. The Trust will also make proforma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

Note 10- Subsequent events:
                On November 2, 1998, the Trust closed on a $5,375,000 mortgage with Larson Financial Resources, Inc. The mortgage is payable in monthly installments of $43,711 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,369,000.

                On November 2, 1998, the Trust also closed on a $3,900,000 mortgage with Larson Financial Resources, Inc. The mortgage is payable in monthly installments of $33,676 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $949,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 10- Subsequent events (concluded):
                On November 19, 1998, the Trust repaid the outstanding mortgage on the Spring Lake, New Jersey apartment building (approximately $29,000 - see Note 4) utilizing proceeds from a new mortgage in the amount of $3,700,000 with Larson Financial Resources, Inc. The new mortgage is payable in monthly installments of $29,863 including interest at 6.70% through December 2013 at which time the outstanding balance is due.

                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 1998 are as follows:

                    Year Ending
                    October 31,                         Amount
                    -----------                         ------

                         1999                            $115
                         2000                             147
                         2001                             157
                         2002                             168
                         2003                             179



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members
Westwood Hills, LLC


We have audited the accompanying balance sheets of WESTWOOD HILLS, LLC as of October 31, 1998 and 1997, and the related statements of income and members' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Hills, LLC as of October 31, 1998 and 1997, and its results of operations and cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.



                                                                /S/J.H. COHN LLP
                                                                ----------------
                                                                   J.H. COHN LLP


Roseland, New Jersey
November 18, 1998

                                      WESTWOOD HILLS, LLC
                           (A New Jersey Limited Liability Company)

                                        BALANCE SHEETS
                                   OCTOBER 31, 1998 AND 1997

                                 ASSETS
                                                                             1998       1997
                                                                           -------     -------
                                                                             (In Thousands
                                                                               of Dollars)
Real estate, at cost, net of accumulated depreciation of $1,362,000
     and $1,044,000 ..................................................     $14,330     $14,611
Equipment, at cost, net of accumulated depreciation of $37,000
     and $22,000 .....................................................          86          85
Cash .................................................................          51         107
Tenants' security accounts ...........................................         284         256
Prepaid expenses and other assets ....................................         106         112
Refundable deposit ...................................................         465
Deferred charges, net ................................................          70          76
                                                                           -------     -------

         Totals ......................................................     $15,392     $15,247
                                                                           =======     =======


                     LIABILITIES AND MEMBERS' EQUITY

Liabilities:
     Mortgage payable ................................................     $10,025     $10,192
     Notes payable - related parties .................................         250
     Accounts payable and accrued expenses ...........................          41          27
     Tenants' security deposits ......................................         285         268
                                                                           -------     -------
         Total liabilities ...........................................      10,601      10,487

Members' equity ......................................................       4,791       4,760
                                                                           -------     -------

         Totals ......................................................     $15,392     $15,247
                                                                           =======     =======


                              See Notes to Financial Statements.

                                      WESTWOOD HILLS, LLC
                           (A New Jersey Limited Liability Company)

                           STATEMENTS OF INCOME AND MEMBERS' EQUITY
                          YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996




                             INCOME                           1998         1997         1996
                                                            -------      -------      -------
                                                                (In Thousands of Dollars)
Revenue:
     Rental income ....................................     $ 2,592      $ 2,479      $ 2,343
     Sundry income ....................................          25           18           17
                                                            -------      -------      -------
         Totals .......................................       2,617        2,497        2,360
                                                            -------      -------      -------

Expenses:
     Operating expenses ...............................         508          546          547
     Management fees ..................................         131          123          105
     Real estate taxes ................................         292          352          350
     Interest .........................................         822          802          813
     Depreciation .....................................         333          326          315
                                                            -------      -------      -------
         Totals .......................................       2,086        2,149        2,130
                                                            -------      -------      -------

Net income ............................................         531          348          230


                          MEMBERS' EQUITY

Balance, beginning of year ............................       4,760        4,812        4,931

Less distributions ....................................        (500)        (400)        (349)
                                                            -------      -------      -------

Balance, end of year ..................................     $ 4,791      $ 4,760      $ 4,812
                                                            =======      =======      =======

                              See Notes to Financial Statements.

                                       WESTWOOD HILLS, LLC
                             (A New Jersey Limited Liability Company)

                                     STATEMENTS OF CASH FLOWS
                           YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996




                                                                      1998      1997        1996
                                                                     -----      -----      -----
                                                                      (In Thousands of Dollars)
Operating activities:
     Net income ................................................     $ 531      $ 348      $ 230
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .........................       363        358        349
         Changes in operating assets and liabilities:
              Tenants' security accounts .......................       (28)       (11)       (24)
              Prepaid expenses and other assets ................         6         25        (11)
              Accounts payable and accrued expenses ............        14        (42)        40
              Tenants' security deposits .......................        17         23         24
                                                                     -----      -----      -----
                  Net cash provided by operating activities ....       903        701        608
                                                                     -----      -----      -----

Investing activities - capital expenditures ....................       (51)       (94)      (131)
                                                                     -----      -----      -----

Financing activities:
     Distributions paid ........................................      (500)      (400)      (349)
     Proceeds from notes payable - related parties .............       250
     Repayment of mortgage .....................................      (167)      (154)      (142)
     Deferred mortgage costs ...................................       (26)
     Refundable deposit ........................................      (465)
                                                                     -----      -----      -----
                  Net cash used in financing activities ........      (908)      (554)      (491)
                                                                     -----      -----      -----

Net increase (decrease) in cash ................................       (56)        53        (14)
Cash, beginning of year ........................................       107         54         68
                                                                     -----      -----      -----

Cash, end of year ..............................................     $  51      $ 107      $  54
                                                                     =====      =====      =====


Supplemental disclosure of cash flow data:
     Interest paid .............................................     $ 822      $ 802      $ 813
                                                                     =====      =====      =====

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

                Cash:
                    The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1998 and 1997, the Company had no cash equivalents.

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

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Real estate:
                Real estate consists of the following:


                                                1998        1997
                                              -------     -------
                                                  (In Thousands
                                                   of Dollars)

             Land ........................     $ 3,849     $ 3,849
             Apartment buildings .........      11,843      11,806
                                               -------     -------
                                                15,692      15,655
             Less accumulated depreciation       1,362       1,044
                                               -------     -------

                  Totals .................     $14,330     $14,611
                                               =======     =======

Note 3 - Mortgage payable:
                The mortgage is payable in monthly installments of $79,655 including interest at 7.8% through October 2002 at which time the outstanding balance is due (see Note 6). The mortgage is secured by the apartment complex.

                Principal amounts (in thousands of dollars) due under the above obligation in each of the years subsequent to October 31, 1998 are as follows:

                    Year Ending
                    October 31,                         Amount
                    -----------                         ------

                         1999                          $   180
                         2000                              195
                         2001                              211
                         2002                            9,439

                Based on borrowing rates currently available to the Company, the fair value of the mortgage approximates $10,400,000 at October 31, 1998.


Note 4 - Notes payable - related parties:
                At October 31, 1998, the Company had outstanding notes payable to the Trust and an affiliated partnership owned by the Hekemians totaling $100,000 and $150,000, respectively. The notes are due on demand and bear interest at 7%. Interest on such borrowings was not material for the year ended October 31, 1998.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Management agreement:
                The apartment complex is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $131,000, $123,000 and $105,000 in 1998, 1997 and 1996, respectively.


Note 6 - Subsequent event:
                On November 20, 1998, the Company entered into an agreement with Larson Financial Resources, Inc. ("Larson") to refinance its existing mortgage with a new mortgage in the amount of $15,500,000. The new mortgage will bear interest at 6.693% and be payable in monthly installments of principal and interest through January 2014 at which time the outstanding balance will be due. Closing of the loan is expected to take place on or before December 4, 1998. In connection therewith, prior to October 31, 1998, the Company was required to post a refundable deposit in the amount of $465,000 with Larson.



                                      * * *

                         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                SCHEDULE IX - SHORT-TERM BORROWINGS
                                     (In Thousands of Dollars)


          Column A                      Column B    Column C   Column D    Column E      Column F
          --------                      --------    --------   --------    --------      --------

                                                               Maximum      Average
                                                                Amount       Amount     Weighted
                                                                 Out-         Out-       Average
      Category of                        Balance    Weighted  standing      standing    Interest
       Aggregate                            at       Average   During        During       Rate
      Short-Term                          End of    Interest     the          the      During the
    Borrowings (A)                        Period      Rate      Period       Period     Period (B)
    --------------                        ------      ----      ------       ------     ----------
1998:
     Note payable - bank                 $     --       --%    $12,755     $  1,860      7.875%
                                         ========     ====     =======     ========      =====
1997:
     Note payable - bank                 $ 11,429     7.75%    $11,429     $  7,703        7.7%
                                         ========     ====     =======     ========      =====
1996:
     Note payable - bank                 $  5,662     7.98%    $ 6,362     $  5,683        8.2%
                                         ========     ====     =======     ========      =====

(A) See Note 5 of notes to financial statements.

(B) Calculated using average monthly loan balances and actual interest expense.



             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)

       Column A                                        Column B
       --------                                        --------


                                                   Charged to Costs
                                                    and Expenses
                                      ------------------------------------------
Item (A)                               1998               1997              1996

Maintenance and repairs .......       $  373            $  269            $  252
                                      ======            ======            ======

Real estate taxes .............       $1,758            $1,691            $1,739
                                      ======            ======            ======
------------

(A) Amounts for other items were less than 1% of revenue in all years.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (In Thousands of Dollars)




Reconciliation of real estate and accumulated depreciation:


                                                            1998             1997            1996
                                                          --------        --------        --------
Real estate:
    Balance, beginning of year ....................       $ 65,719        $ 57,879        $ 57,035

    Additions:
        Building and improvements .................         12,363           8,002             824
        Carrying costs ............................             (7)           (162)             20
                                                          --------        --------        --------

    Balance, end of year ..........................       $ 78,075        $ 65,719        $ 57,879
                                                          ========        ========        ========


Accumulated depreciation:
    Balance, beginning of year ....................       $ 11,982        $ 11,043        $  9,780

    Additions - charged to operating expenses .....          1,661           1,277           1,263

    Deletions .....................................                           (338)
                                                          --------        --------        --------

    Balance, end of year ..........................       $ 13,643        $ 11,982        $ 11,043
                                                          ========        ========        ========


                                          FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          OCTOBER 31, 1998
                                                      (In Thousands of Dollars)




          Column A                    Column B              Column C                      Column D              Column E
          --------                    --------              --------                      --------              --------
                                                                                           Costs
                                                                                        Capitalized
                                                          Initial Cost                   Subsequent       Gross Amount at Which
                                                           to Company                  to Acquisition   Carried at Close of Period
                                                     ---------------------  ------------------------  ------------------------------
                                                               Buildings                                        Buildings
                                        Encum-                    and              Improve- Carrying              and
        Description                     brances        Land   Improvements  Land     ments    Costs    Land    Improvements Total(1)
        -----------                     -------        ----   ------------  ----     -----    -----    ----    ------------ --------
Garden apartments:
   Sheridan Apts., Camden, NJ                        $    117    $   360           $   938            $   117    $ 1,298    $ 1,415
   Grandview Apts., Hasbrouck
     Heights, NJ                                           22        180               197                 22        377        399
   Lakewood Apts., Lakewood, NJ                            11        396               209                 11        605        616
   Hammel Gardens, Maywood, NJ                            313        728               668                313      1,396      1,709
   Palisades Manor, Palisades
     Park, NJ                                              12         81                85                 12        166        178
   Steuben Arms, River Edge, NJ                           364      1,773               395                364      2,168      2,532
   Heights Manor, Spring Lake
     Heights, NJ                       $    29            109        974               337                109      1,311      1,420
   Berdan Court, Wayne, NJ              11,012            250      2,206             1,486                250      3,692      3,942

Retail properties:
   Franklin Lakes Shopping Center,
     Franklin Lakes, NJ                                    29               $3,382   6,704              3,411      6,704     10,115
   Glen Rock, NJ                                           12         36                22                 12         58         70
   Patchogue Shopping Center,
     Patchogue, NY                       7,410          2,128      8,818                                2,128      8,818     10,946
   Westridge Shopping Center,
     Frederick, MD                      18,876          9,135     19,159               338              9,135     19,497     28,632
   Westwood Shopping Center,
     Westwood, NJ                       10,526          6,889      6,416               491              6,889      6,907     13,796

Vacant land:
   Franklin Lakes, NJ                                     224                 (168)                        56                    56
   Rockaway, NJ                                         1,683                                  $394     2,077                 2,077
   South Brunswick, NJ                                     80                                    92       172                   172
                                       -------        -------    -------    ------ -------     ----   -------    -------    -------
       Totals                          $47,853        $21,378    $41,127    $3,214 $11,870     $486   $25,078    $52,997    $78,075
                                       =======        =======    =======    ====== =======     ====   =======    =======    =======

                                          Column F            Column G         Column H      Column I
                                          --------            --------         --------      --------
                                                                                              Life on
                                                                                            Which De-
                                         Accumulated          Date of            Date       preciation
                                        Depreciation        Construction       Acquired    is Computed
                                        ------------        ------------       --------    -----------
Garden apartments:
   Sheridan Apts., Camden, NJ             $   767               1950             1964       7-40 years
   Grandview Apts., Hasbrouck
     Heights, NJ                              252               1925             1964       7-40 years
   Lakewood Apts., Lakewood, NJ               444               1960             1962       7-40 years
   Hammel Gardens, Maywood, NJ                773               1949             1972       7-40 years
   Palisades Manor, Palisades
     Park, NJ                                 117               1935/70          1962       7-40 years
   Steuben Arms, River Edge, NJ             1,207               1966             1975       7-40 years
   Heights Manor, Spring Lake
     Heights, NJ                              888               1967             1971       7-40 years
   Berdan Court, Wayne, NJ                  2,369               1964             1965       7-40 years

Retail properties:
   Franklin Lakes Shopping Center,
     Franklin Lakes, NJ                       126               1963/75/97       1966       10-50 years
   Glen Rock, NJ                               46               1940             1962       10-31.5 years
   Patchogue Shopping Center,
     Patchogue, NY                            246               1997             1997       39 years
   Westridge Shopping Center,
     Frederick, MD                          4,122               1986             1992       15-31.5 years
   Westwood Shopping Center,
     Westwood, NJ                           2,286               1981             1988       15-31.5 years

Vacant land:
   Franklin Lakes, NJ                                                            1966/93
   Rockaway, NJ                                                                  1964/92/93
   South Brunswick, NJ                                                           1964
                                          -------
       Totals                             $13,643
                                          =======

(1) Aggregate cost is the same for Federal income tax purposes.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                  EXHIBIT INDEX

      Exhibit No.                         Exhibit

          *3 Amended and Restated Declaration of Trust of First Real Estate Investment Trust of New Jersey, dated November 7, 1993, as amended on May 31, 1994 and on September 10, 1998.

          4 Form of Specimen Share Certificate, Beneficial Interest in First Real Estate Investment Trust of New Jersey.

          10 Management Agreement, dated December 20, 1961, by and between the Registrant and Hekemian & Co., as amended.

          24   Power of Attorney (filed with signature pages).

          27   Financial Data Schedule.


          * Incorporated by reference to Exhibit No. 1 to Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 1998.