Form 10-Q
period 1999-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1999-03-17
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended January 31, 1999                   Commission File No. 2-27018


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.)      Balance Sheets as at January 31, 1999 and October 31,
                           1998;

                  b.) Statements of Income and Undistributed Earnings For the Three Months Ended January 31, 1999 and 1998;

                  c.) Statements of Cash Flows for Three Months Ended the January 31, 1999 and 1998;

                  d.)      Notes to Financial Statements.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3: Quantitative and Qualitative Disclosures of Market Risk.

Part II:  Other Information

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements

                       FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                        BALANCE SHEETS
                             JANUARY 31, 1999 AND OCTOBER 31, 1998


                                                                         January      October
                               ASSETS                                   31, 1999     31, 1998
                                                                        --------     --------
                                                                      (Unaudited) (See Note 1)
                                                                     (In Thousands of Dollars)

Real estate, at cost, net of accumulated depreciation ...............     $64,246     $64,432
Equipment, at cost, net of accumulated depreciation of
    $713,000 and $657,000 ...........................................         182         190
Investment in affiliate .............................................                   1,918
Cash and cash equivalents ...........................................      15,142         793
Tenants' security accounts ..........................................         762         752
Note receivable - affiliate .........................................                     100
Sundry receivables ..................................................         983         728
Prepaid expenses and other assets ...................................         851       1,172
Deferred charges, net ...............................................       1,347       1,190
                                                                          -------     -------

           Totals ...................................................     $83,513     $71,275
                                                                          =======     =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable ...............................................     $60,631     $47,853
    Accounts payable and accrued expenses ...........................         392         401
    Cash distributions and equity in losses in excess of investment
        in affiliate ................................................         304
    Dividends payable ...............................................         624       1,435
    Tenants' security deposits ......................................         980         969
    Deferred revenue ................................................         154         255
                                                                          -------     -------
           Total liabilities ........................................      63,085      50,913
                                                                          -------     -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 1,790,000 shares
        authorized; 1,559,788 shares issued and outstanding .........      19,314      19,314
    Undistributed earnings ..........................................       1,114       1,048
                                                                          -------     -------
           Total shareholders' equity ...............................      20,428      20,362
                                                                          -------     -------

           Totals ...................................................     $83,513     $71,275
                                                                          =======     =======

                       See Notes to Financial Statements.

                        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                         STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
                          THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                           (Unaudited)

                                    INCOME                            1999              1998
                                                                   -----------      -----------
                                                                     (In Thousands of Dollars,
                                                                    Except per  Share Amounts)
Revenue:
    Rental income ............................................     $     3,214      $     2,918
    Reimbursements ...........................................             395              383
    Equity in income (loss) of affiliate .....................            (142)              36
    Interest income ..........................................             144
    Sundry income ............................................              44               37
                                                                   -----------      -----------
        Totals ...............................................           3,655            3,374
                                                                   -----------      -----------
Expenses:
    Operating expenses .......................................             794              713
    Management fees ..........................................             153              128
    Real estate taxes ........................................             445              442
    Interest .................................................           1,149              917
    Depreciation .............................................             421              375
                                                                   -----------      -----------
        Totals ...............................................           2,962            2,575
                                                                   -----------      -----------

Income before state income taxes .............................             693              799

Provision for state income taxes .............................               3                3
                                                                   -----------      -----------

Net income ...................................................     $       690      $       796
                                                                   ===========      ===========

Basic earnings per share .....................................     $       .44      $       .51
                                                                   ===========      ===========

Basic weighted average shares outstanding ....................       1,559,788        1,559,788
                                                                   ===========      ===========

                           UNDISTRIBUTED EARNINGS

Balance, beginning of period .................................     $     1,048      $       670
Net income  ..................................................             690              796
Less dividends ...............................................            (624)            (624)
                                                                   -----------      -----------

Balance, end of period .......................................     $     1,114      $       842
                                                                   ===========      ===========

Dividends per share ..........................................     $       .40      $       .40
                                                                   ===========      ===========

                               See Notes to Financial Statements.

                       FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                   STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                          (Unaudited)

                                                                          1999          1998
                                                                       --------      --------
                                                                     (In Thousands of Dollars)
Operating activities:
    Net income ...................................................     $    690      $    796
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization ............................          456           400
        Deferred revenue .........................................         (101)         (132)
        Equity in (income) loss of affiliate .....................          142           (36)
        Changes in operating assets and liabilities:
           Tenants' security accounts ............................          (10)          (27)
           Sundry receivables, prepaid expenses and other assets .           66           681
           Deferred charges ......................................           (7)
           Accounts payable and accrued expenses .................           (9)          (46)
           Tenants' security deposits ............................           11            33
                                                                       --------      --------
               Net cash provided by operating activities .........        1,238         1,669
                                                                       --------      --------

Investing activities:
    Capital expenditures .........................................         (227)       (4,726)
    Distributions from affiliate .................................        2,080            80
    Repayment of loan by affiliate ...............................          100
                                                                       --------      --------
               Net cash provided by (used in) investing activities        1,953        (4,646)
                                                                       --------      --------

Financing activities:
    Dividends paid ...............................................       (1,435)       (1,326)
    Repayments of note payable - bank ............................                    (11,429)
    Net proceeds from mortgage refinancing .......................        3,671         5,443
    Proceeds from mortgage borrowings ............................        9,275        11,100
    Repayment of mortgages .......................................         (168)         (116)
    Deferred mortgage costs ......................................         (185)         (490)
                                                                       --------      --------
               Net cash provided by financing activities .........       11,158         3,182
                                                                       --------      --------

Net increase in cash and cash equivalents ........................       14,349           205
Cash and cash equivalents, beginning of period ...................          793           228
                                                                       --------      --------

Cash and cash equivalents, end of period .........................     $ 15,142      $    433
                                                                       ========      ========

Supplemental disclosure of cash flow data:
    Interest paid, net of capitalized interest of $52,000 in 1998      $  1,149      $    906
                                                                       ========      ========

Supplemental schedule of noncash investing and financing activities:
    Dividends declared but not paid amounted to $624,000 at January 31, 1999 and 1998, respectively.

    During the three months ended January 31, 1998, the Trust completed its acquisition of a 64,000 square foot retail property in Patchogue, New York for approximately $11,000,000, in part, with the proceeds of a $7,500,000 mortgage.


                       See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies:
                Organization:
                    First Real Estate Investment Trust of New Jersey (the "Trust") was organized on November 1, 1961 as a New Jersey Business Trust. The Trust is engaged in owning residential and retail income producing properties located in New Jersey, Maryland and New York.

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

                Basis of presentation:
                    The financial information included herein as at January 31, 1999 and for the three months ended January 31, 1999 and 1998 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1998 was derived from the Trust's audited annual report for 1998.

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

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies (concluded):
                Revenue recognition:
                    Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between the Trust and retail tenants generally provide for additional rentals based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to the Trust, when billed to tenants or ratably over the appropriate period.

                Deferred charges:
                    Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $21,000 and $11,000 for the three months ended January 31, 1999 and 1998, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $9,000 and $14,000 for the three months ended January 31, 1999 and 1998, respectively.

                Earnings per share:
                    The Trust has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the three months ended January 31, 1999 and 1998, the Trust had no potentially dilutive common shares.

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

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Investment in affiliate (concluded):
                Summarized financial information of the Affiliate as of January 31, 1999 and October 31, 1998 and for the three months ended January 31, 1999 and 1998 is as follows:

                                                          January        October
                                                          31, 1999      31, 1998
                                                          --------      --------
                                                        (In Thousands of Dollars)
Balance sheet data:
   Assets:
       Real estate and equipment, net ...............     $ 14,366      $ 14,416
       Other ........................................          705           976
                                                          --------      --------

              Total assets ..........................     $ 15,071      $ 15,392
                                                          ========      ========
   Liabilities and equity:
       Liabilities:
          Mortgage payable ..........................     $ 15,487      $ 10,025
          Other .....................................          347           576
                                                          --------      --------
              Totals ................................       15,834        10,601
                                                          --------      --------
       Members' equity:
          Trust .....................................         (304)        1,918
          Others ....................................         (459)        2,873
                                                          --------      --------
              Totals ................................         (763)        4,791
                                                          --------      --------

              Total liabilities and members' equity .     $ 15,071      $ 15,392
                                                          ========      ========
                                                                 Three Months
                                                                    Ended
                                                                  January 31,
                                                               1999         1998
                                                              -----        -----
                                                          (In Thousands of Dollars)
Income statement data:
   Rental revenue .....................................       $ 659        $ 645
   Rental expenses ....................................         571          556
                                                              -----        -----
   Income from rental operations ......................          88           89
   Prepayment penalty on mortgage refinancing .........        (442)
                                                              -----        -----

   Net income (loss) ..................................       $(354)       $  89
                                                              =====        =====

     At October 31, 1998, the Trust had a $100,000 note receivable from the Affiliate that was repaid during the three months ended January 31, 1999 with interest at 7%. Interest income was not material.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Real estate:
                Real estate consists of the following:

                                      Range
                                   of Estimated         January          October
                                    Useful Lives        31, 1999        31, 1998
                                    ------------        --------        --------
                                                                (In Thousands
                                                                 of Dollars)
    Land                                                  $22,773        $22,773
    Unimproved land                                         2,307          2,305
    Apartment buildings              7-40 years            11,058         11,013
    Retail buildings                15-50 years            39,929         39,931
    Construction in progress                                2,238          2,053
                                                        ---------      ---------
                                                           78,305         78,075
    Less accumulated depreciation                          14,059         13,643
                                                         --------       --------

           Totals                                         $64,246        $64,432
                                                          =======        =======

Note 4 - Mortgages payable:
                Mortgages payable consist of the following:

                                                             January         October
                                                             31, 1999       31, 1998
                                                             --------       --------
                                                                  (In Thousands
                                                                    of Dollars)

Northern Life Insurance Cos. - Frederick, MD (A)              $18,812        $18,876
National Realty Funding L.C. - Westwood, NJ (B)                10,500         10,526
Summit Bank - Springlake, NJ (C)                                                  29
Larson Financial Resources, Inc. - Spring Lake, NJ (C)          3,694
Summit Bank - Patchogue, NY (D)                                 7,382          7,410
Larson Financial Resources, Inc. - Wayne, NJ (E)               10,984         11,012
Larson Financial Resources, Inc. - River Edge, NJ (F)           5,366
Larson Financial Resources, Inc. - Maywood, NJ (G)              3,893
                                                              -------

       Totals                                                 $60,631        $47,853
                                                              =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable (concluded):
                    (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $24,352,000.

                    (B) The mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,452,000.

                    (C) On November 19, 1998, the Trust repaid the outstanding mortgage on the Spring Lake, New Jersey apartment building utilizing proceeds from a new mortgage in the amount of $3,700,000. The new mortgage is payable in monthly installments of $29,863 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $549,000.

                    (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,645,000.

                    (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,616,000.

                    (F) Payable in monthly installments of $43,711 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,351,000.

                    (G) Payable in monthly installments of $33,676 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New
                           Jersey having a net book value of approximately $949,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable (concluded):
                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to January 31, 1999 are as follows:

                    Year Ending
                    January 31,                            Amount
                    -----------                            ------
                       2000                               $  753
                       2001                                  813
                       2002                                  876
                       2003                                  945
                       2004                                1,020

                Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt is approximately $63,000,000 at January 31, 1999.

Note 5 - Line of credit agreement:
                The Trust has a revolving line of credit agreement with Summit Bank which expires on May 31, 1999. Maximum allowable borrowings under the agreement were $8,000,000 and $12,310,000 at January 31, 1999 and October 31, 1998, respectively. The line of credit bears interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings are secured by apartment buildings in Hasbrouck Heights, New Jersey, Lakewood, New Jersey, and Palisades Park, New Jersey as well as a retail building in Franklin Lakes, New Jersey. There were no outstanding borrowings under the agreement at January 31, 1999 and October 31, 1998. One of the directors of the bank is a trustee of the Trust.

Note 6 - Commitments and contingencies:
                Leases:
                   Retail tenants:
                      The Trust leases retail space having a net book value of approximately $56,609,000 at January 31, 1999 to tenants for periods of up to twenty years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to January 31, 1999 are as follows:

                         Year Ending
                         January 31,                             Amount
                         -----------                             ------
                             2000                              $  6,256
                             2001                                 6,033
                             2002                                 5,804
                             2003                                 5,521
                             2004                                 5,011
                             Thereafter                          48,848
                                                               --------
                                 Total                         $ 77,473
                                                               ========

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies: (continued)
                      The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                      Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three months ended January 31, 1999 and 1998 were not material.

                Residential tenants:
                      Lease terms for residential tenants are usually one year or less.

                Standby letters of credit:
                      At January 31, 1999, the Trust was obligated under irrevocable standby letters of credit of approximately $60,000 in connection with certain required land improvements at the Franklin Lakes retail building.

                Environmental concerns:
                      In accordance with applicable regulations, the Trust reported to the New Jersey Department of Environmental Protection that a discharge of hazardous material was recently discovered at the newly renovated Franklin Crossing Retail Building (the "Building").

                      At present, the discharge material appears to be isolated and management believes there will be no significant effect on the operations of the Building.

                      In  connection   therewith,   the  Trust  is  required  to
                      investigate and monitor such discharge, the cost of which will not be material.

Note 7 - Management agreement and related party transactions:

                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $153,000 and $128,000 for the three months ended January 31, 1999 and 1998, respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisition of the retail building in Patchogue, New York and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $66,000 and $684,000 for the three months ended January 31, 1999 and 1998, respectively.


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




                                      * * *

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the Registrant's financial statements and related notes included elsewhere in this Form 10-Q. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this Form 10-Q, that could cause actual results to differ materially from those projected.

Results of Operations
Quarters ended January 31, 1999 and January 31, 1998
Revenues

For the quarter ended January 31, 1999, total revenue increased 8.3% to $3,655,000 from $3,374,000 for the quarter ended January 31, 1998. The revenue increase results, in part, from increased revenues at the Registrant's operating properties: $315,000, and increased interest income: $144,000, from investing the Registrant's cash equivalents. These increases were offset by the change in the Registrant's share of losses at the Registrant's 40% owned affiliate:
($178,000). The revenue increase at operating properties is principally the result of the Patchogue, LI property being included in operations for the full 1999 quarter as opposed to only a portion of the prior years quarter (acquired in December 1997), and increased revenues at the Franklin Crossing property as a result of leasing activities. The increase in interest income is due to the investing of mortgage financing proceeds. (See Liquidity and Capital Resources below). The loss resulting from the Registrant's 40% equity interest in its affiliate is due to one-time financing costs incurred by the affiliate in connection with mortgage financing - see below.

Expenses
For the quarter ended January 31, 1999, total expenses increased 15% to $2,965,000 from $2,578,000 for the comparable prior year quarter. Expenses at operating properties increased 4.1%, with virtually all of the increase (70%) coming from higher depreciation charges at Patchogue and Franklin Crossing. Financing costs registered the highest increase going from $917,000 (including a one time $130,000 refinancing charge) during last year's quarter to $1,149,000 for the current fiscal year's quarter. This is attributable to higher debt levels (See Liquidity and Capital Resources below). Administrative costs during the current quarter increased 122%, principally resulting from one-time costs in connection with the Registrant becoming a 34 Act reporting company.

Net Income and Funds from Operations

For the quarter ended January 31, 1999,the Registrant's net income decreased $106,000 (13.3%) to $690,000, from $796,000 for last year's first quarter ended January 31, 1998. Earnings per share decreased to $.44 per share for the current year's quarter from $.51 per share last year. Earnings at operating properties increased 14.1% over last year. Higher rents and occupancy rates at the residential properties along with the higher earnings contribution from Franklin Crossing and Patchogue accounted for this increase in earnings. The decrease in net income is principally attributable, as discussed above, to the Registrant's 40% share of the losses at its affiliate totaling $142,000 during the quarter ended January 31, 1999, compared to a profit of $36,000 for the comparable prior year's quarter. The losses at the affiliate were due to one time mortgage refinancing costs, of which $177,000 was accounted for as the Registrant's share. Funds from Operations ("FFO") during the quarter ended January 31, 1999 increased 2.4% to $1,448,000 ($.93 per share) from $1,414,000 ($.91 per share)
for the comparable prior year quarter.

The Registrant believes that in fiscal 1999 the continued economic strength in the employment markets in which its properties are located should allow the Registrant to realize its current occupancy rates for its apartment properties with a sound support base for its retail properties. The Registrant expects that continued increasing occupancy at Franklin Crossing should generate increased earnings and FFO over the balance of fiscal 1999.

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

Liquidity and Capital Resources
At January 31, 1999, the Registrant's cash and cash equivalents totaled $15,142,000 as compared to $433,000 at January 31, 1998. In fiscal 1997, the Registrant recognized the declining cost trend of fixed rate, long-term financing, and developed a plan to replace its reliance on its short-term, variable rate financing with long-term, fixed rate financing. During fiscal 1998, the Registrant mortgaged a previously debt free property for $11,100,000, and refinanced an existing $5,157,000 mortgage for $10,600,000. The net proceeds from these financings of approximately $16,065,000 were used to repay the then outstanding balance under the Summit Bank line of credit, fund construction costs at Franklin Crossing, and pay the cash portion of the Patchogue acquisition. In the first quarter of fiscal 1999, the Registrant closed on a series of mortgage financings that yielded net cash proceeds of $12,706,000 to the Registrant. In addition, the Registrant's 40% owned affiliate, Westwood Hills, also completed a mortgage financing in the first quarter of fiscal 1999 which yielded approximately $4,900,000 in net cash proceeds. Approximately $2 million of these proceeds were distributed to the Registrant in accordance with its equity ownership. As a result of the various mortgage financings, and reflecting the reduced collateral available, the Registrant's line of credit from Summit Bank was reduced from $20 million at October 31, 1997, to $12.3 million at October 31, 1998, and to $8 million at November 30, 1998. The Registrant may use this line of credit to finance the acquisition or development of additional properties and for general business purposes. At January 31, 1999, there were no outstanding borrowings under the line of credit.

At January 31, 1999, the Registrant's aggregate outstanding mortgage debt was approximately $60.6 million as compared to approximately $48.4 million at January 31, 1998. Cash flow from operations has been sufficient to meet all operational needs of the Registrant. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's increased mortgage obligations. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends.

REIT Distributions to Shareholders
Since its inception in 1961, the Registrant has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, the Registrant must satisfy a number of highly technical and complex operational requirements including that it must distribute to its shareholders at least 95% of its REIT taxable income. The Registrant anticipates making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, the Registrant generally intends to distribute not less than 95% of net income in order to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. Cash dividends are paid to shareholders on a quarterly basis. For the first quarter ended January 31, 1999 the Registrant declared a $.40 per share dividend payable on March 15, 1999 to shareholders of record on March 1, 1999. A $.40 per share dividend was also paid for the first quarter ended January 31, 1998.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a result of the Registrant having replaced short-term, variable rate financing with long-term fixed rate financing during fiscal 1998 and the first quarter of fiscal 1999, the Registrant believes that its exposure to market risk relating to interest rate risk is not material. The Registrant's only variable rate financing is the Summit Bank line of credit under which there is no outstanding balance. The Registrant believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.




Part II: Other Information

         Item 1. Legal Proceedings

                           None.


         Item 6. Exhibits and Reports of Form 8-K

                          No reports on Form 8-K have been filed during the quarter ended January 31, 1999.

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




Date March 17, 1999



                                               /s/ William R. DeLorenzo, Jr.
                                               -----------------------------
                                                       (Signature)*
                                               William R. DeLorenzo, Jr.
                                               Executive Secretary and Treasurer




--------------------
*Print name and title of the signing officer under his signature.