Form 10-Q
period 1999-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1999-06-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended April 30, 1999            Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             (exact name of registrant as specified in its charter)


          New Jersey                                            22-1697095
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


505 Main Street, P.O. Box 667, Hackensack, New Jersey               07602
------------------------------------------------------         -----------------
     (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   201-488-6400
                                                     ------------

_______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  XX   No
                                    ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 There were 1.559,788 shares of beneficial interest outstanding at June 14, 1999.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------

                                      INDEX
                                      -----


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.)      Balance  Sheets  as at April 30, 1999 and October 31,
                           1998;

                  b.) Statements of Income and Undistributed Earnings For the Six Months and three Months Ended April 30, 1999 and 1998;

                  c.) Statements of Cash Flows for the Six Months Ended April 30, 1999 and 1998;

                  d.)      Notes to Financial Statements.

         Item 2: Management's Discussion  and  Analysis  of  Financial Condition
                            and Results of Operations.

Item 3: Quantitative and Qualitative Disclosures of Market Risk.

Part II:  Other Information

         Item 1. Legal Proceedings

         Item 4. Submission of  Matters to a Vote of Security Holders.

         Item 5. Other Events.

         Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements
                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 BALANCE SHEETS
                       APRIL 30, 1999 AND OCTOBER 31, 1998

                                                                                                    April        October
                          ASSETS                                                                  30, 1999       31, 1998
                                                                                                 (Unaudited)   (See Note 1)
                                                                                                 (In Thousands of Dollars)

Real estate, at cost, net of accumulated depreciation                                            $63,839           $64,432
Equipment, at cost, net of accumulated depreciation of
    $309,000 and $657,000                                                                            179               190
Investment in affiliate                                                                                              1,918
Cash and cash equivalents                                                                         15,536               793
Tenants' security accounts                                                                           803               752
Note receivable - affiliate                                                                                            100
Sundry receivables                                                                                   877               728
Prepaid expenses and other assets                                                                  1,057             1,172
Deferred charges, net                                                                              1,408             1,190
                                                                                               ---------         ---------

           Totals                                                                                $83,699           $71,275
                                                                                                 =======           =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                                            $60,448           $47,853
    Accounts payable and accrued expenses                                                            378               401
    Cash distributions in excess of investment in affiliate                                          339
    Dividends payable                                                                                624             1,435
    Tenants' security deposits                                                                     1,010               969
    Deferred revenue                                                                                 235               255
                                                                                              ----------        ----------
           Total liabilities                                                                      63,034            50,913
                                                                                                --------          --------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 1,790,000 shares
        authorized; 1,559,788 shares issued and outstanding                                       19,314            19,314
    Undistributed earnings                                                                         1,351             1,048
                                                                                               ---------         ---------
           Total shareholders' equity                                                             20,665            20,362
                                                                                                --------          --------

           Totals                                                                                $83,699           $71,275
                                                                                                 =======           =======

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)

                                                                            Six Months                   Three Months
                                                                          Ended April 30,                Ended April 30,
                                                                     -------------------------      -------------------------
                                 INCOME                                1999             1998          1999            1998
                                 ------                              ---------        --------      ---------       ---------
                                                                                     (In Thousands of Dollars,
                                                                                     Except Per Share Amounts)
Revenue:
    Rental income                                                       $6,433          $6,026         $3,219          $3,108
    Reimbursements                                                         877             824            482             441
    Equity in income (loss) of affiliate                                  (136)             78              6              42
    Interest income                                                        306                            162
    Sundry income                                                           95             102             51              65
                                                                     ---------        --------      ---------       ---------
        Totals                                                           7,575           7,030          3,920           3,656
                                                                       -------         -------        -------         -------

Expenses:
    Operating expenses                                                   1,660           1,485            866             773
    Management fees                                                        306             273            153             145
    Real estate taxes                                                      899             889            454             447
    Interest                                                             2,309           1,869          1,160             952
    Depreciation                                                           845             792            424             417
                                                                      --------        --------       --------        --------
        Totals                                                           6,019           5,308          3,057           2,734
                                                                       -------         -------        -------         -------

Income before state income taxes                                         1,556           1,722            863             922

Provision for state income taxes                                             5               7              2               3
                                                                    ----------      ----------     ----------      ----------

Net income                                                              $1,551          $1,715        $   861        $   919
                                                                        ======          ======        =======        =======

Basic earnings per share                                              $    .99         $  1.10      $     .55       $    .59
                                                                      ========         =======      =========       ========

Basic weighted average shares outstanding                            1,559,788       1,559,788      1,559,788       1,559,788
                                                                     =========       =========      =========       =========

               UNDISTRIBUTED EARNINGS

Balance, beginning of period                                            $1,048         $   670         $1,114         $   842
Net income                                                               1,551           1,715            861             919
Less dividends                                                          (1,248)         (1,248)          (624)           (624)
                                                                       -------         -------       --------        --------

Balance, end of period                                                  $1,351          $1,137         $1,351          $1,137
                                                                        ======          ======         ======          ======

Dividends per share                                                   $    .80        $    .80        $   .40         $   .40
                                                                      ========        ========       ========         =======

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (Unaudited)

                                                                                                  1999             1998
                                                                                               -----------      ----------
                                                                                                       (In Thousands
                                                                                                         of Dollars)
Operating activities:
    Net income                                                                                     $ 1,551         $ 1,715
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                                  918             852
        Deferred revenue                                                                               (20)           (168)
        Equity in (income) loss of affiliate                                                           136             (78)
        Changes in operating assets and liabilities:
           Tenants' security accounts                                                                  (51)            (38)
           Sundry receivables, prepaid expenses and other assets                                       (34)            282
           Deferred charges                                                                           (106)
           Accounts payable and accrued expenses                                                       (23)             37
           Tenants' security deposits                                                                   41              41
                                                                                               -----------      ----------
               Net cash provided by operating activities                                             2,412           2,643
                                                                                               -----------      ----------
Investing activities:
    Capital expenditures                                                                              (240)         (5,026)
    Distributions from affiliate                                                                     2,120             120
    Repayment of loan by affiliate                                                                     100
                                                                                               -----------      ----------
               Net cash provided by (used in) investing activities                                   1,980          (4,906)
                                                                                               -----------      ----------
Financing activities:
    Dividends paid                                                                                  (2,059)         (1,950)
    Repayments of note payable - bank                                                                              (11,429)
    Net proceeds from mortgage refinancing                                                           3,671           5,443
    Proceeds from mortgage borrowings                                                                9,275          11,100
    Deferred mortgage costs                                                                           (185)           (525)
    Repayment of mortgages                                                                            (351)           (286)
                                                                                               -----------      ----------
               Net cash provided by financing activities                                            10,351           2,353
                                                                                               -----------      ----------

Net increase in cash and cash equivalents                                                           14,743              90
Cash and cash equivalents, beginning of period                                                         793             228
                                                                                               -----------      ----------

Cash and cash equivalents, end of period                                                           $15,536        $    318
                                                                                               ===========      ==========
Supplemental disclosure of cash flow data:
    Interest paid                                                                                 $  2,309         $ 1,837
                                                                                               ===========      ==========

Supplemental schedule of noncash investing and financing activities: Dividends declared but not paid amounted to $624,000 at April 30, 1999 and 1998.

    During the six months ended April 30, 1998, the Trust completed its acquisition of a 64,000 square foot retail property in Patchogue, New York for approximately $11,000,000, in part, with the proceeds of a $7,500,000 mortgage.
See Notes to Financial Statements.

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

                Basis of presentation:
                    The financial information included herein as at April 30, 1999 and for the six and three months ended April 30, 1999 and 1998 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1998 was derived from the Trust's audited annual report for 1998.

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

                Deferred charges:
                    Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $44,000 and $30,000 for the six months ended April 30, 1999 and 1998, respectively, and approximately $23,000 and $19,000 for the three months ended April 30, 1999 and 1998, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $32,000 and $23,000 for the six months ended April 30, 1999 and 1998, respectively, and approximately $23,000 and $9,000 for the three months ended April 30, 1999 and 1998, respectively.

                Earnings per share:
                    The Trust has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the six and three months ended April 30, 1999, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. For the six and three months ended April 30, 1998, the Trust had no potentially dilutive common shares.

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

                Summarized financial information of the Affiliate as of April 30, 1999 and October 31, 1998 and for the six and three months ended April 30, 1999 and 1998 is as follows:

                                                                                                April        October
                                                                                               30, 1999      31, 1998
                                                                                              ----------     ---------
                                                                                              (In Thousands of Dollars)

                    Balance sheet data:
                         Assets:
                             Real estate and equipment, net                                      $14,304       $14,416
                             Other                                                                   685           976
                                                                                              ----------     ---------

                                   Total assets                                                  $14,989       $15,392
                                                                                                 =======       =======

                         Liabilities and equity:
                             Liabilities:
                               Mortgage payable                                                  $15,445       $10,025
                               Other                                                                 393           576
                                                                                              ----------    ----------
                                   Totals                                                         15,838        10,601
                                                                                                --------      --------

                             Members' equity (deficiency):
                               Trust                                                                (339)        1,918
                               Others                                                               (510)        2,873
                                                                                              ----------     ---------
                                   Totals                                                           (849)        4,791
                                                                                              ----------     ---------

                                   Total liabilities and members' equity                         $14,989       $15,392
                                                                                                 =======       =======

                                                                                Six Months            Three Months
                                                                                  Ended                   Ended
                                                                                 April 30,               April 30,
                                                                              1999       1998         1999       1998
                                                                             ------     ------       ------    ------
                                                                                   (In   Thousands   of Dollars)
                    Income statement data:
                         Rental revenue                                      $1,334     $1,293         $675      $648
                         Rental expenses                                      1,233      1,098          662       542
                                                                             ------     ------       ------    ------
                         Income from rental operations                          101        195           13       106
                         Prepayment penalty on mortgage
                             refinancing                                       (442)

                         Net income (loss)                                   $ (341)   $   195        $  13      $106
                                                                             ======    =======        =====      ====

                At October 31, 1998, the Trust had a $100,000 note receivable from the Affiliate that was repaid during the six months ended April 30, 1999 with interest at 7%. Interest income was not material.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Real estate:
                Real estate consists of the following:

                                                                           Range
                                                                        of Estimated          April         October
                                                                        Useful Lives         30, 1999       31, 1998
                                                                        ------------         --------       --------
                                                                                                  (In Thousands
                                                                                                   of Dollars)
                    Land                                                                      $22,773        $22,773
                    Unimproved land                                                             2,315          2,305
                    Apartment buildings                                  7-40 years            10,623         11,013
                    Retail buildings                                    15-50 years            40,435         39,931
                    Construction in progress                                                    1,695          2,053
                                                                                            ---------      ---------
                                                                                               77,841         78,075
                    Less accumulated depreciation                                              14,002         13,643
                                                                                             --------       --------

                           Totals                                                             $63,839        $64,432
                                                                                              =======        =======

Note 4 - Mortgages payable:
                Mortgages payable consist of the following:

                                                                                             April         October
                                                                                            30, 1999       31, 1998
                                                                                            --------       --------
                                                                                                  (In Thousands
                                                                                                    of Dollars)
                    Northern Life Insurance Cos. - Frederick, MD (A)                          $18,746        $18,876
                    National Realty Funding L.C. - Westwood, NJ (B)                            10,474         10,526
                    Summit Bank - Spring Lake, NJ (C)                                                             29
                    Larson Financial Resources, Inc. - Spring Lake, NJ (C)                      3,684
                    Summit Bank - Patchogue, NY (D)                                             7,354          7,410
                    Larson Financial Resources, Inc. - Wayne, NJ (E)                           10,956         11,012
                    Larson Financial Resources, Inc. - River Edge, NJ (F)                       5,352
                    Larson Financial Resources, Inc. - Maywood, NJ (G)                          3,882
                                                                                             --------       --------
                           Totals                                                             $60,448        $47,853
                                                                                              =======        =======

                    (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $24,234,000.

                    (B) The mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,395,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable (concluded):

                    (C) On November 19, 1998, the Trust repaid the outstanding mortgage on the Spring Lake, New Jersey apartment building utilizing proceeds from a new mortgage in the amount of $3,700,000. The new mortgage is payable in monthly installments of $29,863 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $537,000.

                    (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,588,000.

                    (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,598,000.

                    (F) Payable in monthly installments of $43,711 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,334,000.

                    (G) Payable in monthly installments of $33,676 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $938,000.

                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to April 30, 1999 are as follows:

                    Year Ending
                     April 30,                            Amount
                     ---------                            ------

                       2000                               $  768
                       2001                                  828
                       2002                                  893
                       2003                                  963
                       2004                                1,040

                Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt is approximately $63,000,000 at April 30, 1999.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Line of credit agreement:
                The Trust has a revolving line of credit agreement with Summit Bank which expires on May 31, 1999. Maximum allowable borrowings under the agreement were $8,000,000 and $12,310,000 at April 30, 1999 and October 31, 1998, respectively. The line of credit bears interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings are secured by apartment buildings in Hasbrouck Heights, New Jersey, Lakewood, New Jersey, and Palisades Park, New Jersey as well as a retail building in Franklin Lakes, New Jersey. There were no outstanding borrowings under the agreement at April 30, 1999 and October 31, 1998. One of the directors of the bank is a trustee of the Trust.


Note 6 - Commitments and contingencies:
                Leases:
                   Retail tenants:
                      The Trust leases retail space having a net book value of approximately $56,300,000 at April 30, 1999 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to April 30, 1999 are as follows:

                           Year Ending
                            April 30,                        Amount
                            ---------                       --------

                             2000                           $  6,373
                             2001                              6,211
                             2002                              5,926
                             2003                              5,678
                             2004                              5,068
                             Thereafter                       48,498
                                                            --------

                                 Total                      $ 77,754
                                                            ========

                      The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                      Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the six and three months ended April 30, 1999 and 1998 were not material.

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

Note 7 - Management agreement and related party transactions:
                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $306,000 and $273,000 for the six months ended April 30, 1999 and 1998, respectively, and approximately $153,000 and $145,000 for the three months ended April 30, 1999 and 1998, respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisition of the retail building in Patchogue, New York and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $121,000 and $695,000 for the six months ended April 30, 1999 and 1998, respectively, and approximately $55,000 and $11,000 for the three months ended April 30, 1999 and 1998, respectively.

Note 8 - Basic earnings per share:
                Basic earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

Note 9 - Equity incentive plan:
                On September 10, 1998, the Board of Trustees approved the Trust's Equity Incentive Plan (the "Plan"), which was ratified by the Trust's stockholders on April 7, 1999, whereby up to 230,000 of the Trust's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 230,000 shares in the Trust's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of the Trust. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Equity incentive plan (concluded):
                In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the Trust will recognize compensation costs as a result of the issuance of restricted share and other share-based awards based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the recipient must pay to acquire the stock. Therefore, the Trust will not be required to recognize compensation expense as a result of any grants of stock options, restricted share and other share-based awards at an exercise price that is equivalent to or greater than fair value. The Trust will also make proforma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

                In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 5.25%, expected option lives of ten years, expected volatility of 1% and expected dividends of 7.13%, the Company's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

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

Results of Operations
Six months ended April 30, 1999 vs. 1998
Revenues
For the six months ended April 30, 1999, total revenue increased 7.8% to $7,575,000 from $7,030,000 for the six months ended April 30, 1998. The revenue increase results, in part, from a $454,000 increase in revenues generated at the Registrant's operating properties, and a $306,000 increase in interest income from investing the Registrant's cash equivalents. These increases were offset by the negative swing of $214,000 in the Registrant's share of operations at its 40% owned affiliate. The revenue increase at operating properties is principally the result of the Patchogue, LI property being included in operations for the full 1999 six months as opposed to only four and one half months during the prior year's six months (acquired in December 1997), and increased revenues at the Franklin Crossing property as a result of leasing activities. The increase in interest income is due to the investing of mortgage financing proceeds. (See "Liquidity and Capital Resources" below). The loss resulting from the Registrant's 40% equity interest in its affiliate is due to one-time financing costs incurred by the affiliate in connection with mortgage financing - see below.

Expenses
For the six months ended April 30, 1999, total expenses increased 13.4% to $6,019,000 from $5,308,000 for the comparable prior year six months. Expenses at operating properties increased 4.7%, with virtually all of the increase coming from increased operating expenses and depreciation at Patchogue and Franklin Crossing (see "Revenues" above). Financing costs registered the highest increase, rising to $2,309,000 for the current fiscal year's six month period from $1,869,000 (including a one time $130,000 refinancing charge) during last year's six month period. This is attributable to higher debt levels (See "Liquidity and Capital Resources" below). Administrative costs during the current six months increased 79%, principally resulting from one-time costs in connection with the Registrant becoming a 34 Act reporting company.

Net Income and Funds from  Operations
For the six months ended April 30, 1999, the Registrant's net income decreased $164,000 (9.6%) to $1,551,000 from $1,715,000 for last year's first six months ended April 30, 1998. Earnings per share decreased to $.99 per share for the current year's six months from $1.10 per share last year. Earnings at operating properties increased 8.2% over last year. Higher rents and occupancy rates at the residential properties along with the higher earnings contribution from Franklin Crossing and Patchogue accounting for this increase in earnings. The decrease in net income is principally attributable, as discussed above, to the Registrant's 40% share of the losses at its affiliate totaling $136,000 during the six months ended April 30, 1999, compared to a profit of $78,000 for the comparable prior year's six months. The losses at the affiliate were due to one time mortgage refinancing costs, of which $177,000 was accounted for as the Registrant's share. Funds from Operations ("FFO") during the six months ended April 30, 1999 decreased 3.6% to $2,480,000 ($1.50 per share) from $2,573,000
($1.65 per share) for the comparable prior year six months.

The Registrant believes that in fiscal 1999 the continued economic strength in the employment markets in which its properties are located should allow the Registrant to realize its current occupancy rates for its apartment properties with a sound support base for its retail properties. The Registrant expects that it will be successful in leasing the Franklin Crossing will generate increased earnings and FFO over the balance of fiscal 1999.FFO is a standard measurement of a REIT's performance. It is an indication of a REIT's financial results and its ability to pay dividends. FFO is defined by the Registrant as net income, excluding (i) deferred rents and gains and losses from property sales and (ii) real estate related depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity.

Liquidity and Capital Resources
At April 30, 1999, the Registrant's cash and cash equivalents totaled $15,536,000 as compared to $793,000 at April 30, 1998. In fiscal 1997, the
Registrant recognized the declining cost trend of fixed rate, long-term financing, and developed a plan to replace its reliance on its short-term, variable rate financing with long-term, fixed rate financing. During fiscal 1998, the Registrant mortgaged a previously debt free property for $11,100,000, and refinanced an existing $5,157,000 mortgage for $10,600,000. The net proceeds from these financings of approximately $16,065,000 were used to repay the then outstanding balance under the Summit Bank line of credit, fund construction costs at Franklin Crossing, and pay the cash portion of the Patchogue acquisition. In the first six months of fiscal 1999, the Registrant closed on a series of mortgage financings that yielded net cash proceeds of $12,706,000 to the Registrant. In addition, the Registrant's 40% owned affiliate, Westwood Hills, also completed a mortgage financing in the first six months of fiscal 1999 which yielded approximately $4,900,000 in net cash proceeds. Approximately $2 million of these proceeds were distributed to the Registrant in accordance with its equity ownership.

As a result of the various mortgage financings, and reflecting the reduced collateral available, the Registrant's line of credit from Summit Bank was reduced from $20 million at October 31, 1997, to $12.3 million at October 31, 1998, and to $8 million at November 30, 1998. The Registrant may use this line of credit to finance the acquisition or development of additional properties and for general business purposes. At April 30, 1999, there were no outstanding borrowings under the line of credit. At April 30, 1999, the Registrant's aggregate outstanding mortgage debt was approximately $60.4 million as compared to approximately $48.2 million at April 30, 1998. Cash flow from operations has been sufficient to meet all operational needs of the Registrant. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's increased mortgage obligations. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends.

Results of Operations
Three months ended April 30, 1999 vs. 1998
Revenues
For the three months ended April 30, 1999, total revenue increased 7.2% to $3,920,000 from $3,656,000 for the three months ended April 30, 1998. The revenue increase results, in part, from $139,000 of increased revenues at the Registrant's operating properties, and $162,000 of increased interest income from investing the Registrant's cash equivalents. These increases were offset by the decrease in the Registrant's share of income at the Registrant's 40% owned affiliate to $6,000 from $42,000 last year reflecting the higher financing costs of the affiliate (see "Liquidity and Capital Resources").

Expenses
For the three months ended April 30, 1999, total expenses increased 11.8% to $3,057,000 from $2,734,000 for the comparable prior year's three months. Expenses at operating properties increased 4.9%. Financing costs increased to $1,160,000 from $952,000 last year. This is attributable to higher debt levels (See "Liquidity and Capital Resources").

Net Income and Funds from Operations
For the three months ended April 30, 1999,the Registrant's net income decreased $58,000 (6.3%) to $861,000 from $919,000 for last year's three months ended April 30, 1998. Earnings per share decreased to $.55 per share for the current year's three months from $.59 per share last year. Earnings at operating properties increased 2.8% over last year. Higher rents and occupancy rates at the residential properties along with the higher earnings contribution from Franklin Crossing and Patchogue accounting for this increase in earnings. The decrease in net income is principally attributable, as discussed above, to lower earnings from the Registrant's 40% share of the income at its affiliate, and increased financing costs not completely off-set by interest income earned.
 Funds from Operations ("FFO") during the three months ended April 30, 1999 decreased 5.2% to $1,226,000 ($.79 per share) from $1,292,000 ($.83 per share)
for the comparable prior year three months reflecting lower earnings.

REIT Distributions to Shareholders
Since its inception in 1961, the Registrant has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, the Registrant must satisfy a number of highly technical and complex operational requirements including that it must distribute to its shareholders at least 95% of its REIT taxable income. The Registrant anticipates making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, the Registrant generally intends to distribute not less than 95% of REIT taxable income in order to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. Cash dividends are paid to shareholders on quarterly basis. Cash dividends declared through the six months ended April 30, 1999 & 1998 are as follows:

-------------------------- ------------------------- ------------------------
                                    FISCAL 1999              FISCAL 1998
-------------------------- ------------------------- ------------------------
  First Six months                     $.40                      $.40
-------------------------- ------------------------- ------------------------
  Second Six months                    $.40                      $.40
-------------------------- ------------------------- ------------------------
      Year To Date                     $.80                      $.80
-------------------------- ------------------------- ------------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a result of the Registrant having replaced short-term, variable rate financing with long-term fixed rate financing during fiscal 1998 and the first six months of fiscal 1999, the Registrant believes that its exposure to market risk relating to interest rate risk is not material. The Registrant's only variable rate financing is the Summit Bank line of credit under which there is no outstanding balance. The Registrant believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

Part II: Other Information

         Item 1. Legal Proceedings
                  None.

                    Item 4. Submission of Matters to a Vote of Security Holders.

                    The following maters were submitted to a vote of security holders at the Registrant's Annual Meeting of Shareholders held on April 7, 1999. Election of Trustees

                    The Shareholders re-elected Messrs. Robert S. Hekemian, John
                    B. Voskian and Charles J. Dodge to serve as Trustees for an additional three (3) term. The balloting for election was as follows:

                    -------------------------------- ------------------ --------------- ----------------
                                NOMINEE                     FOR            AGAINST             WITHHELD
                    -------------------------------- ------------------ --------------- ----------------
                    Robert S. Hekemian                       1,366,665               0            3,547
                    -------------------------------- ------------------ --------------- ----------------
                    John B. Voskian                          1,364,790               0            5,422
                    -------------------------------- ------------------ --------------- ----------------
                    Charles J. Dodge                         1,366,655               0            3,547
                    -------------------------------- ------------------ --------------- ----------------

                    Equity Incentive Plan The Shareholders adopted the Equity Incentive Plan. The balloting for adoption was as follows:

                    ------------------ -----------------------------
                    VOTE                           NUMBER OF SHARES
                    ------------------ -----------------------------
                    For                                   1,242,883
                    ------------------ -----------------------------
                    Against                                  79,889
                    ------------------ -----------------------------
                    Abstained                                14,161
                    ------------------ -----------------------------
                    Withheld                                 33,279
                    ------------------ -----------------------------


         Item 5. Other Events
                  MANAGEMENT AGREEMENT.
                  Hekemian & Co., Inc. (`Hekemian"), pursuant to the terms of a Management Agreement, manages all of the Registrant's properties. It was reported in the Registrant's Form 10-K for the year ended October 31, 1998, that a dispute between the shareholders of Hekemian had developed that will lead to the dissolution of Hekemian. That dispute has been resolved and, as such, dissolution of Hekemian will not be required.

         Item 6. Exhibits and Reports of Form 8-K
                  No reports on Form 8-K have been filed during the six months ended April 30, 1999.

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




Date June 14, 1999



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