Form 10-Q
period 1999-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1999-09-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended July 31, 1999             Commission File No. 2-27018


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

        There were 1,559,788 shares of beneficial interest outstanding at
                              September 14, 1999.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                  a.)  Balance Sheets as at July 31, 1999 and October 31, 1998;

                  b.) Statements of Income and Undistributed Earnings For the Nine Months and three Months Ended July 31, 1999 and 1998;

                  c.) Statements of Cash Flows for the Nine Months Ended July 31, 1999 and 1998;

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

         Item 4. Submission of  Matters to a Vote of Security Holders.

         Item 5. Other Events.

         Item 6. Exhibits and Reports on Form 8-K

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 BALANCE SHEETS
                       JULY 31, 1999 AND OCTOBER 31, 1998

                                                                           July        October
                                                                         31, 1998     31, 1998
                                                                         --------     --------
                                                                        (Unaudited)  (See Note 1)
                                                                       (In Thousands of Dollars)
ASSETS
------
Real estate, at cost, net of accumulated depreciation ...............     $63,512     $64,432
Equipment, at cost, net of accumulated depreciation of
    $321,000 and $657,000 ...........................................         189         190
Investment in affiliate .............................................                   1,918
Cash and cash equivalents ...........................................      15,792         793
Tenants' security accounts ..........................................         755         752
Note receivable - affiliate .........................................                     100
Sundry receivables ..................................................       1,185         728
Prepaid expenses and other assets ...................................         847       1,172
Deferred charges, net ...............................................       1,373       1,190
                                                                          -------     -------

           Totals ...................................................     $83,653     $71,275
                                                                          =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
    Mortgages payable ...............................................     $60,262     $47,853
    Accounts payable and accrued expenses ...........................         311         401
    Cash distributions in excess of investment in affiliate .........         296
    Dividends payable ...............................................         624       1,435
    Tenants' security deposits ......................................         967         969
    Deferred revenue ................................................         114         255
                                                                          -------     -------
           Total liabilities ........................................      62,574      50,913
                                                                          -------     -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 1,790,000 shares
        authorized; 1,559,788 shares issued and outstanding .........      19,314      19,314
    Undistributed earnings ..........................................       1,765       1,048
                                                                          -------     -------
           Total shareholders' equity ...............................      21,079      20,362
                                                                          -------     -------

           Totals ...................................................     $83,653     $71,275
                                                                          =======     =======

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
               NINE AND THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)



                                                    Nine Months                   Three Months
                                                   Ended July 31,                Ended July 31,
                                              -----------------------       -----------------------
                                                1999           1998           1999           1998
                                              --------       --------       --------       --------
                                                            (In Thousands of Dollars,
                                                            Except Per Share Amounts)
INCOME
------

Revenue:
    Rental income ......................      $  9,778       $  9,233       $  3,345       $  3,207
    Reimbursements .....................         1,277          1,202            400            378
    Equity in income (loss) of affiliate           (93)           149             43             71
    Interest income ....................           490            184
    Sundry income ......................           162            149             67             47
                                              --------       --------       --------       --------
        Totals .........................        11,614         10,733          4,039          3,703
                                              --------       --------       --------       --------

Expenses:
    Operating expenses .................         2,446          2,251            786            760
    Management fees ....................           460            428            154            155
    Real estate taxes ..................         1,367          1,325            468            437
    Interest ...........................         3,466          2,813          1,157            948
    Depreciation .......................         1,277          1,220            432            428
                                              --------       --------       --------       --------
        Totals .........................         9,016          8,037          2,997          2,728
                                              --------       --------       --------       --------

Income before state income taxes .......         2,598          2,696          1,042            975

Provision for state income taxes .......             9              8              4              2
                                              --------       --------       --------       --------

Net income $  2,589 ....................      $  2,688       $  1,038       $    973
                                              ========       ========       ========       ========

Earnings per share .....................      $   1.66       $   1.72       $    .67       $    .62
                                              ========       ========       ========       ========

UNDISTRIBUTED EARNINGS
----------------------

Balance, beginning of period ...........      $  1,048       $    670       $  1,351       $  1,137
Net income .............................         2,589          2,688          1,038            973
Less dividends .........................        (1,872)        (1,872)          (624)          (624)
                                              --------       --------       --------       --------

Balance, end of period .................      $  1,765       $  1,486       $  1,765       $  1,486
                                              ========       ========       ========       ========

Dividends per share ....................      $   1.20       $   1.20       $    .40       $    .40
                                              ========       ========       ========       ========

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)


                                                                          1999           1998
                                                                        --------       --------
                                                                             (In Thousands
                                                                              of Dollars)
Operating activities:
    Net income ...................................................      $  2,589       $  2,688
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization ............................         1,391          1,313
        Deferred revenue .........................................          (141)           120
        Equity in (income) loss of affiliate .....................            93           (149)
        Changes in operating assets and liabilities:
           Tenants' security accounts ............................            (3)           (62)
           Sundry receivables, prepaid expenses and other assets .          (132)          (175)
           Deferred charges ......................................          (112)
           Accounts payable and accrued expenses .................           (90)            32
           Tenants' security deposits ............................            (2)            86
                                                                        --------       --------
               Net cash provided by operating activities .........         3,593          3,853
                                                                        --------       --------
Investing activities:
    Capital expenditures .........................................          (356)        (5,195)
    Distributions from affiliate .................................         2,121            200
    Repayment of loan by affiliate ...............................           100
                                                                        --------       --------
               Net cash provided by (used in) investing activities         1,865         (4,995)
                                                                        --------       --------
Financing activities:
    Dividends paid ...............................................        (2,683)        (2,574)
    Repayments of note payable - bank ............................                      (11,429)
    Net proceeds from mortgage refinancing .......................         3,671          5,443
    Proceeds from mortgage borrowings ............................         9,275         11,100
    Repayment of mortgages .......................................          (537)          (452)
    Deferred mortgage costs ......................................          (185)          (525)
                                                                        --------       --------
               Net cash provided by financing activities .........         9,541          1,563
                                                                        --------       --------

Net increase in cash and cash equivalents ........................        14,999            421

Cash and cash equivalents, beginning of period ...................           793            228
                                                                        --------       --------

Cash and cash equivalents, end of period .........................      $ 15,792       $    649
                                                                        ========       ========

Supplemental disclosure of cash flow data:
    Interest paid, net of capitalized interest of $67,000 in 1998       $  3,399       $  2,764
                                                                        ========       ========


Supplemental schedule of noncash investing and financing activities: Dividends declared but not paid amounted to $624,000 at July 31, 1999 and 1998.

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

                Basis of presentation:
                    The financial information included herein as at July 31, 1999 and for the nine and three months ended July 31, 1999 and 1998 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1998 was derived from the Trust's audited annual report for 1998.

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

                Deferred charges:
                    Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $67,000 and $49,000 for the nine months ended July 31, 1999 and 1998, respectively, and approximately $23,000 and $19,000 for the three months ended July 31, 1999 and 1998, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $47,000 and $40,000 for the nine months ended July 31, 1999 and 1998, respectively, and approximately $15,000 and $17,000 for the three months ended July 31, 1999 and 1998, respectively.

                Earnings per share:
                    The Trust has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the nine and three months ended July 31, 1999, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. For the nine and three months ended July 31, 1998, the Trust had no potentially dilutive common shares.

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

                Summarized financial information of the Affiliate as of July 31, 1999 and October 31, 1998 and for the nine and three months ended July 31, 1999 and 1998 is as follows:

                                                            July          October
                                                          31, 1999       31, 1998
                                                          --------       --------
                                                               (In Thousands
                                                                of Dollars)
Balance sheet data:
     Assets:
         Real estate and equipment, net ............      $ 14,244       $ 14,416
         Other .....................................           666            976
                                                          --------       --------

               Total assets ........................      $ 14,910       $ 15,392
                                                          ========       ========

     Liabilities and equity:
         Liabilities:
           Mortgage payable ........................      $ 15,404       $ 10,025
           Other ...................................           348            576
                                                          --------       --------
               Totals ..............................        15,752         10,601
                                                          --------       --------

         Members' equity (deficiency):
           Trust ...................................          (296)         1,918
           Others ..................................          (546)         2,873
                                                          --------       --------
               Totals ..............................          (842)         4,791
                                                          --------       --------

               Total liabilities and members' equity      $ 14,910       $ 15,392
                                                          ========       ========

                                           Nine Months Ended         Three Months Ended
                                                July 31,                   July 31,
                                         ---------------------      --------------------
                                           1999         1998          1999         1998
                                         -------       -------      -------      -------
                                                    (In Thousands of Dollars)
Income statement data:
     Rental revenue ...............      $ 2,037       $ 1,953      $   703      $   660
     Rental expenses ..............        1,828         1,581          595          483
                                         -------       -------      -------      -------
     Income from rental operations           209           372          108          177
     Prepayment penalty on mortgage
         refinancing ..............         (442)

     Net income (loss) ............      $  (233)      $   372      $   108      $   177
                                         =======       =======      =======      =======

                At October 31, 1998, the Trust had a $100,000 note receivable from the Affiliate that was repaid during the nine months ended July 31, 1999 with interest at 7%. Interest income was not material.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Real estate:
                Real estate consists of the following:

                                          Range
                                      of Estimated           July         October
                                      Useful Lives         31, 1999       31, 1998
                                      ------------         --------       --------
                                                               (In Thousands
                                                                 of Dollars)
Land                                                       $22,773        $22,773
Unimproved land                                              2,327          2,305
Apartment buildings                    7-40 years           10,688         11,013
Retail buildings                      15-50 years           40,721         39,931
Construction in progress                                     1,426          2,053
                                                           -------        -------
                                                            77,935         78,075
Less accumulated depreciation                               14,423         13,643
                                                           -------        -------

       Totals                                              $63,512        $64,432
                                                           =======        =======

Note 4 - Mortgages payable:
                Mortgages payable consist of the following:

                                                                           July           October
                                                                          31, 1999       31, 1998
                                                                          --------       --------
                                                                              (In thousands
                                                                                of Dollars)
Northern Life Insurance Cos. - Frederick, MD (A)                          $18,678        $18,876
National Realty Funding L.C. - Westwood, NJ (B)                            10,447         10,526
Summit Bank - Spring Lake, NJ (C)                                                             29
Larson Financial Resources, Inc. - Spring Lake, NJ (C)                      3,674
Summit Bank - Patchogue, NY (D)                                             7,325          7,410
Larson Financial Resources, Inc. - Wayne, NJ (E)                           10,928         11,012
Larson Financial Resources, Inc. - River Edge, NJ (F)                       5,337
Larson Financial Resources, Inc. - Maywood, NJ (G)                          3,873
                                                                          -------        -------

       Totals                                                             $60,262        $47,853
                                                                          =======        =======

                    (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $24,004,000.

                    (B) The mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,346,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Mortgages payable (concluded):

                    (C) On November 19, 1998, the Trust repaid the outstanding mortgage on the Spring Lake, New Jersey apartment building utilizing proceeds from a new mortgage in the amount of $3,700,000. The new mortgage is payable in monthly installments of $29,863 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $526,000.

                    (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,541,000.

                    (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,614,000.

                    (F) Payable in monthly installments of $43,711 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,322,000.

                    (G) Payable in monthly installments of $33,676 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New
                           Jersey having a net book value of approximately $930,000.

                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to July 31, 1999 are as follows:

                    Year Ending
                       July 31,                      Amount
                    -----------                     -------
                       2000                         $  777
                       2001                            838
                       2002                            904
                       2003                            976
                       2004                          1,052

                Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt is approximately $63,000,000 at July 31, 1999.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Line of credit agreement:
                The Trust has a revolving line of credit agreement with Summit Bank which expires on December 31, 1999. Maximum allowable borrowings under the agreement were $8,000,000 and $12,310,000 at July 31, 1999 and October 31, 1998, respectively. The line of credit bears interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings are secured by apartment buildings in Hasbrouck Heights, New Jersey, Lakewood, New Jersey, and Palisades Park, New Jersey as well as a retail building in Franklin Lakes, New Jersey. There were no outstanding borrowings under the agreement at July 31, 1999 and October 31, 1998. One of the directors of the bank is a trustee of the Trust.


Note 6 - Commitments and contingencies:
                Leases:
                   Retail tenants:
                      The Trust leases retail space having a net book value of approximately $56,000,000 at July 31, 1999 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to July 31, 1999 are as follows:

                          Year Ending
                            July 31,                         Amount
                          -----------                        ------

                             2000                          $  6,325
                             2001                             6,194
                             2002                             5,878
                             2003                             5,626
                             2004                             4,988
                             Thereafter                      47,298
                                                           --------

                                 Total                      $76,309
                                                            =======

                      The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                      Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the nine and three months ended July 31, 1999 and 1998 were not material.

                      In June 1999, the major lessee of the Frederick, MD retail building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In as much as the major lessee had never occupied the premises, but had sublet the location to another entity who is seeking assignment of the lease, management does not believe that the Trust will suffer any material loss from the bankruptcy petition.

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

Note 7 - Management agreement and related party transactions:
                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $460,000 and $428,000 for the nine months ended July 31, 1999 and 1998, respectively, and approximately $154,000 and $155,000 for the three months ended July 31, 1999 and 1998, respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisition of the retail building in Patchogue, New York and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $127,000 and $707,000 for the nine months ended July 31, 1999 and 1998, respectively, and approximately $6,000 and $12,000 for the three months ended July 31, 1999 and 1998, respectively.

Note 8 - Equity incentive plan:
                On September 10, 1998, the Board of Trustees approved the Trust's Equity Incentive Plan (the "Plan"), which was ratified by the Trust's stockholders on April 7, 1999, whereby up to 230,000 of the Trust's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 230,000 shares in the Trust's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of the Trust. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Equity incentive plan (concluded):
                In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the Trust will recognize compensation costs as a result of the issuance of restricted share and other share-based awards based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the recipient must pay to acquire the stock. Therefore, the Trust will not be required to recognize compensation expense as a result of any grants of stock options, restricted share and other share-based awards at an exercise price that is equivalent to or greater than fair value. The Trust will also make proforma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

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

Note 9 - Basic earnings per share:
                Basic earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

                                              * * *

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Registrant is an equity REIT which owns a portfolio of residential apartment and retail properties, and vacant land. The Registrant's revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from its income producing retail properties. The Registrant also receives income from its 40% owned affiliate, Westwood Hills, LLC, which owns a residential apartment property. The Registrant's policy has been to acquire real property for long-term investment.

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

Results of Operations

Nine months ended July 31, 1999 vs. 1998

Revenues

For the nine months ended July 31, 1999, total revenue increased 8.2% to $11,614,000 from $10,733,000 for the nine months ended July 31, 1998. The revenue increase results, in part, from a $632,000 increase in revenues generated at the Registrant's operating properties, and a $490,000 increase in interest income from investing the Registrant's cash equivalents. These increases were offset by the negative swing of $242,000 in the Registrant's share of operations at its 40% owned affiliate. The revenue increase at operating properties is principally the result of the Pathmark Super Store (Patchogue, NY) being included in operations for the full 1999 nine months as opposed to only seven and one-half months during the prior year's nine months (acquired in December 1997), and increased revenues at the Franklin Crossing Shopping Center (Franklin Lakes, NJ) as a result of leasing activities. The increase in interest income is due to the investing of mortgage financing proceeds. (See "Liquidity and Capital Resources" below). The loss resulting from the Registrant's 40% equity interest in its affiliate is due to one-time financing costs incurred by the affiliate in connection with mortgage financing
- see below.


Expenses

For the nine months ended July 31, 1999, total expenses increased 12.2% to $9,025,000 from $8,045,000 for the comparable prior year nine months. Expenses at operating properties increased 4.1%, with virtually all of the increase coming from increased operating expenses and depreciation at Patchogue and Franklin Crossing (see "Revenues" above). Financing costs registered the highest increase, rising to $3,466,000 for the current fiscal year's nine month period from $2,813,000 (including a one time $130,000 refinancing charge) during last year's nine month period. This is attributable to higher debt levels (See
"Liquidity and Capital Resources" below). Administrative costs during the current nine months increased 53%, principally resulting from one-time costs in connection with the Registrant becoming a 34 Act reporting company.

Net Income and Funds from Operations

For the nine months ended July 31, 1999, the Registrant's net income decreased $99,000 (3.7%) to $2,589,000 from $2,688,000 for last year's nine months ended
July 31, 1998. Earnings per share decreased to $1.66 per share for the current year's nine months from $1.72 per share last year. Earnings at operating properties increased 7.7% over last year. Higher rents at the residential properties along with the higher earnings contribution from Franklin Crossing Shopping Center and the Pathmark Super Store accounted for this increase in earnings. The decrease in net income is principally attributable, as discussed above, to the Registrant's 40% share of the losses at its affiliate totaling $96,000 during the nine months ended July 31, 1999, compared to a profit of $149,000 for the comparable prior year's nine months. The losses at the affiliate were due to one-time mortgage refinancing costs, of which $177,000 was accounted for as the Registrant's share. Funds from Operations ("FFO") during the nine months ended July 31, 1999 decreased .4% to $3,910,000 ($2.51 per share) from $3,924,000 ($2.52 per share) for the comparable prior year nine months.

The Registrant believes that in fiscal 1999 the continued economic strength in the employment markets in which its properties are located should allow the Registrant to realize its current occupancy rates for its apartment properties with a sound support base for its retail properties. The Registrant expects that it will be successful in continuing to lease-up the Franklin Crossing Shopping Center which will generate increased earnings and FFO over the balance of fiscal 1999. FFO is a standard measurement of a REIT's performance. It is an indication of a REIT's financial results and its ability to pay dividends. FFO is defined by the Registrant as net income, excluding (i) deferred rents and gains and losses from property sales and (ii) real estate related depreciation and amortization. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity.

Results of Operations

Three months ended July 31, 1999 vs. 1998

Revenues

For the three months ended July 31, 1999, total revenue increased 9.0% to $4,039,000 from $3,703,000 for the three months ended July 31, 1998. The revenue increase results, in part, from $180,000 of increased revenues at the
Registrant's operating properties, and $184,000 of increased interest income from investing the Registrant's cash equivalents. These increases were offset by the decrease in the Registrant's share of income at the Registrant's 40% owned affiliate to $43,000 from $71,000 last year reflecting the higher financing costs of the affiliate (see "Liquidity and Capital Resources").

Expenses

For the three months ended July 31, 1999, total expenses increased 9.9% to $3,001,000 from $2,730,000 for the comparable prior year's three months. Expenses at operating properties increased 3.0%. Financing costs increased to $1,157,000 from $949,000 last year. This is attributable to higher debt levels (See "Liquidity and Capital Resources").

Net Income and Funds from Operations

For the three months ended July 31, 1999,the Registrant's net income increased $66,000 (6.8%) to $1,038,000 from $972,000 for last year's three months ended July 31, 1998. Earnings per share increased to $.67 per share for the current year's three months from $.62 per share last year. Earnings at operating properties increased 6.6% over last year. Higher rents at the residential properties along with the higher earnings contribution from Franklin Crossing and Patchogue accounted for this increase in earnings. Funds from Operations ("FFO") during the three months ended July 31, 1999 increased 5.8% to $1,430,000 ($.92 per share) from $1,351,000 ($.87 per share) for the comparable prior year three months reflecting increased earnings.

The Results of Operations for both the Nine and Three Months Ended July 31, 1999 have not been adjusted for a major lessee of the MD retail building filing for protection under Chapter 11 of the U.S. Bankruptcy Code. In as much as the major lessee had never occupied the premises, but had sublet the location to another entity who is seeking assignment to the lease, the Registrant's management does not believe the Registrant will suffer any material loss from the bankruptcy petition.

Liquidity and Capital Resources

At July 31, 1999, the Registrant's cash and cash equivalents totaled $15,792,000 as compared to $649,000 at July 31, 1998. In fiscal 1997, the Registrant recognized the declining cost trend of fixed rate, long-term financing, and developed a plan to replace its reliance on its short-term, variable rate financing with long-term, fixed rate financing. During fiscal 1998, the Registrant mortgaged a previously debt free property for $11,100,000, and refinanced an existing $5,157,000 mortgage for $10,600,000. The net proceeds from these financings of approximately $16,065,000 were used to repay the then outstanding balance under the Summit Bank line of credit, fund construction costs at Franklin Crossing, and pay the cash portion of the Patchogue acquisition. In the first nine months of fiscal 1999, the Registrant closed on a series of mortgage financings that yielded net cash proceeds of $12,706,000 to the Registrant. In addition, the Registrant's 40% owned affiliate, Westwood Hills, also completed a mortgage financing in the first nine months of fiscal 1999 which yielded approximately $4,900,000 in net cash proceeds. Approximately $2 million of these proceeds were distributed to the Registrant in accordance with its equity ownership. As a result of the various mortgage financings, and reflecting the reduced collateral available, the Registrant's line of credit from Summit Bank was reduced from $20 million at October 31, 1997, to $12.3 million at October 31, 1998, and to $8 million at November 30, 1998. The Registrant may use this line of credit to finance the acquisition or development of additional properties and for general business purposes. At July 31, 1999, there were no outstanding borrowings under the line of credit. At July 31, 1999, the Registrant's aggregate outstanding mortgage debt was approximately $60.3 million as compared to approximately $48.0 million at July 31, 1998. Cash flow from operations has been sufficient to meet all operational needs of the Registrant. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's increased mortgage obligations. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends.

REIT Distributions to Shareholders

Since its inception in 1961, the Registrant has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, the Registrant must satisfy a number of highly technical and complex operational requirements including that it must distribute to its shareholders at least 95% of its REIT taxable income. The Registrant anticipates making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, the Registrant generally intends to distribute not less than 95% of REIT taxable income in order to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. Cash dividends are paid to shareholders on a quarterly basis. Cash dividends declared through the nine months ended July 31, 1999 & 1998 are as follows:

--------------------------------------------------------------------------------
                                       FISCAL 1999              FISCAL 1998
--------------------------------------------------------------------------------
     First Quarter                        $.40                      $.40
--------------------------------------------------------------------------------
     Second Quarter                       $.40                      $.40
--------------------------------------------------------------------------------
     Third Quarter                        $.40                      $.40
--------------------------------------------------------------------------------
         Year To Date                    $1.20                     $1.20
--------------------------------------------------------------------------------


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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

As a result of the Registrant having replaced short-term, variable rate financing with long-term fixed rate financing during fiscal 1998 and the first nine months of fiscal 1999, the Registrant believes that its exposure to market risk relating to interest rate risk is not material. The Registrant's only variable rate financing is the Summit Bank line of credit under which there is no outstanding balance. The Registrant believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

Part II: Other Information

         Item 1. Legal Proceedings
                     None.

         Item 4. Submission of Matters to a Vote of Security Holders.
                     None.

         Item 5. Other Events
                 Share Registration - On May 28,1999 Registrant filed A Registration Statement on Form S-8 registering 230,000 Shares of Beneficial Interest reserved for issuance under Registrant's equity incentive plan. No shares have been Sold or issued.

         Item 6. Exhibits and Reports of Form 8-K
                 No reports on Form 8-K have been filed during the nine months ended July 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FIRST REAL ESTATE INVESTMENT
                          TRUST OF NEW JERSEY
                          ----------------------------
                                (Registrant)




Date September 14, 1999                      /s/ William R. DeLorenzo, Jr.
     ------------------                      -----------------------------
                                                       (Signature)*
                                             William R. DeLorenzo, Jr.
                                             Executive Secretary and Treasurer





*Print name and title of the signing officer under his signature.