Form 10-Q/A
period 1999-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 1999-10-06
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                AMENDMENT NO. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended July 31, 1999             Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


         New Jersey                                              22-1697095
-------------------------------                              -------------------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


505 Main Street, P.O. Box 667, Hackensack, New Jersey               07602
-----------------------------------------------------            ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code   201-488-6400
                                                     ------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

There were 1,559,788 shares of beneficial interest outstanding at October 6, 1999.

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

         Item 1:  Financial Statements

                   a.)   Balance  Sheets  as at July 31,  1999 and  October  31,
                         1998;

                   b.) Statements of Income and Undistributed Earnings For the Nine Months and three Months Ended July 31, 1999 and 1998;

                   c.) Statements of Cash Flows for the Nine Months Ended July 31, 1999 and 1998;

                   d.)   Notes to Financial Statements.









NOTE: The Form 10Q has been amended to correct column pagination errors in the Statements of Income.

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
                                                                          =======     =======

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                 STATEMENTS OF INCOME AND UNDISTRIBUTED EARNINGS
               NINE AND THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)



                                                    Nine Months                   Three Months
                                                   Ended July 31,                Ended July 31,
                                              -----------------------       -----------------------
                                                1999           1998           1999           1998
                                              --------       --------       --------       --------
                                                            (In Thousands of Dollars,
                                                            Except Per Share Amounts)
INCOME
------

Revenue:
    Rental income ......................      $  9,778       $  9,233       $  3,345       $  3,207
    Reimbursements .....................         1,277          1,202            400            378
    Equity in income (loss) of affiliate           (93)           149             43             71
    Interest income ....................           490                           184
    Sundry income ......................           162            149             67             47
                                              --------       --------       --------       --------
        Totals .........................        11,614         10,733          4,039          3,703
                                              --------       --------       --------       --------

Expenses:
    Operating expenses .................         2,446          2,251            786            760
    Management fees ....................           460            428            154            155
    Real estate taxes ..................         1,367          1,325            468            437
    Interest ...........................         3,466          2,813          1,157            948
    Depreciation .......................         1,277          1,220            432            428
                                              --------       --------       --------       --------
        Totals .........................         9,016          8,037          2,997          2,728
                                              --------       --------       --------       --------

Income before state income taxes .......         2,598          2,696          1,042            975

Provision for state income taxes .......             9              8              4              2
                                              --------       --------       --------       --------

Net income .............................      $  2,589       $  2,688       $  1,038       $    973
                                              ========       ========       ========       ========

Earnings per share .....................      $   1.66       $   1.72       $    .67       $    .62
                                              ========       ========       ========       ========


UNDISTRIBUTED EARNINGS
----------------------

Balance, beginning of period ...........      $  1,048       $    670       $  1,351       $  1,137
Net income .............................         2,589          2,688          1,038            973
Less dividends .........................        (1,872)        (1,872)          (624)          (624)
                                              --------       --------       --------       --------

Balance, end of period .................      $  1,765       $  1,486       $  1,765       $  1,486
                                              ========       ========       ========       ========

Dividends per share ....................      $   1.20       $   1.20       $    .40       $    .40
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

                Summarized financial information of the Affiliate as of July 31, 1999 and October 31, 1998 and for the nine and three months ended July 31, 1999 and 1998 is as follows:

                                                            July          October
                                                          31, 1999       31, 1998
                                                          --------       --------
                                                               (In Thousands
                                                                of Dollars)
Balance sheet data:
     Assets:
         Real estate and equipment, net ............      $ 14,244       $ 14,416
         Other .....................................           666            976
                                                          --------       --------

               Total assets ........................      $ 14,910       $ 15,392
                                                          ========       ========

     Liabilities and equity:
         Liabilities:
           Mortgage payable ........................      $ 15,404       $ 10,025
           Other ...................................           348            576
                                                          --------       --------
               Totals ..............................        15,752         10,601
                                                          --------       --------

         Members' equity (deficiency):
           Trust ...................................          (296)         1,918
           Others ..................................          (546)         2,873
                                                          --------       --------
               Totals ..............................          (842)         4,791
                                                          --------       --------

               Total liabilities and members' equity      $ 14,910       $ 15,392
                                                          ========       ========

                                           Nine Months Ended         Three Months Ended
                                                July 31,                   July 31,
                                         ---------------------      --------------------
                                           1999         1998          1999         1998
                                         -------       -------      -------      -------
                                                    (In Thousands of Dollars)
Income statement data:
     Rental revenue ...............      $ 2,037       $ 1,953      $   703      $   660
     Rental expenses ..............        1,828         1,581          595          483
                                         -------       -------      -------      -------
     Income from rental operations           209           372          108          177
     Prepayment penalty on mortgage
         refinancing ..............         (442)
                                         -------       -------      -------      -------
     Net income (loss) ............      $  (233)      $   372      $   108      $   177
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



                                               FIRST REAL ESTATE INVESTMENT
                                               TRUST OF NEW JERSEY
                                               ----------------------------
                                                       (Registrant)




Date October 6, 1999                           /s/ William R. DeLorenzo, Jr.
     ---------------                           -----------------------------
                                                       (Signature)*
                                               William R. DeLorenzo, Jr.
                                               Executive Secretary and Treasurer




----------------------------
*Print name and title of the signing officer under his signature.