Form 10-K
period 1999-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2000-01-28
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended October 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to __________

     Commission File No. 2-27018

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                             22-1697095
--------------------------------                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

505 Main Street, P.O. Box 667
Hackensack, New Jersey                                 07602
---------------------------------------                -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 201-488-6400

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each Class                            on which registered
-------------------                            -------------------
None                                           Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Shares of Beneficial Interest
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. [ ]

         The registrant is an equity real estate investment trust and beneficial interests in the registrant are represented by shares without par value. At January 19, 2000, the aggregate market value of the registrant's shares of beneficial interest held by nonaffiliates of the registrant was approximately $31,663,710. Excluded from this calculation are shares of the registrant owned or deemed to be beneficially owned by the trustees and executive officers of the registrant, including shares with respect to which the trustees and executive officers disclaim beneficial ownership. At that date, 1,559,788 shares of beneficial interest were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of the  Proxy  Statement  for the  Registrant's  2000  Annual
Meeting of Shareholders to be held on April 12, 2000 are incorporated by reference in Part III of this Annual Report.

                           FORWARD-LOOKING STATEMENTS

         Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The registrant cautions readers that forward-looking statements, including, without limitation, those relating to the registrant's investment policies and objectives; the financial performance of the registrant; the ability of the registrant to service its debt; the competitive conditions which affect the registrant's business; the impact of environmental conditions affecting the registrant's properties; the registrant's liquidity and capital resources are subject to certain risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the registrant's future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; federal, state and local governmental regulations that affect the registrant; and the competitive environment in which the registrant operates, including, the availability of retail space and residential apartment units in the areas where the registrant's properties are located. In addition, the registrant's continued qualification as a real estate investment trust involves the application of highly technical and complex rules of the Internal Revenue Code. The forward-looking statements are made as of the date of this Annual Report and the registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I

ITEM 1   BUSINESS

         (a)      GENERAL BUSINESS

         First Real Estate Investment Trust of New Jersey (the "Registrant") is a real estate investment trust ("REIT") organized in New Jersey in 1961. The Registrant acquires, develops and holds real estate properties for long-term investment and not for resale. Its investment portfolio contains multi family residential properties, retail properties, undeveloped land and a 40% equity interest in Westwood Hills, LLC, which owns a 210 unit apartment complex. All but two of the Registrant's properties are located in New Jersey. See the tables in "Item 2 Properties - Portfolio of Investments"

         The Registrant's long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to shareholders, and (iii) increase the overall value of the Registrant's portfolio. The Registrant's investments may take the form of wholly-owned fee interests or, if the circumstances warrant, on joint venture basis with other parties provided the Registrant would be able to maintain control over the management and operation of the property. While the Registrant's general investment policy is to hold and maintain its properties long-term, it may, from time-to-time, sell or trade certain properties that it feels no longer meets its investment criteria, and reinvest in other properties that offer greater growth potential.


         Fiscal Year 1999 Developments

          (i)     Developments at Franklin Crossing Shopping Center

         Franklin Crossing (Franklin Lakes, NJ) is an 87,001 square foot shopping center redevelopment of an older 33,000 square foot center owned by the Registrant. Grand Union is the anchor tenant operating a 42,000 square foot supermarket. During fiscal 1999 occupancy at the Center has increased from 68.6% to 71.5% (approximately 62,200 square feet) and an additional 11,800 square feet has been leased that will raise occupancy to 85% when these tenants take occupancy during the first quarter of fiscal 2000. At October 31, 1999 approximately 13,000 square feet of vacant space remain to be leased at Franklin Crossing. The Registrant is actively pursuing tenants to fill the remaining available space.

         (ii) Mortgage Financing and Amendment and Extension of Credit Facility

         During the first quarter of fiscal 1999, the Registrant took advantage of the appreciated values of certain real estate properties in its investment portfolio and a favorable interest rate environment to complete three mortgage financings that yielded approximately $12.9 million in net proceeds to the Registrant. In addition, in December 1998, Westwood Hills completed a refinancing of a $10+ million, 7.8% mortgage loan for a $15.5 million, 6.693% mortgage loan yielding net proceeds of approximately $4.9 million. Pursuant to its 40% equity investment in Westwood Hills, the Registrant received a $2 million distribution out of such proceeds. The proceeds from these financings provide the Registrant with an immediately available source of capital for future property acquisitions and development. During the greater part of fiscal 1999 the proceeds from these financings have been invested in institutional grade money market pools and have generated interest income. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         The Registrant's $8 million revolving line of credit with Summit Bank has been extended and matures on March 1, 2000. The Registrant is in the process of negotiating an extension the credit line to March 1, 2001. At the option of the Registrant, interest on any borrowings under the line of credit shall accrue a LIBOR + 175 basis points or the Bank's Floating Base Rate + 1/4%. LIBOR contracts of 30, 60, or 90 days will be available. Throughout fiscal 1999 the Registrant did not have any outstanding borrowings under the Summit Bank credit facility. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         (iv)     Year 2000 Issue

         The Year 2000 ("Y2K") issue results from computer programs being written using two (2) rather than four (4) digits to define the applicable year. Information technology ("IT systems") using such programs may be unable to accurately process certain date based information. As disclosed elsewhere in this Annual Report, Hekemian & Co. currently manages the Registrant's properties, and the Registrant does not own any computer systems. The business managed by Hekemian & Co. is dependent on computer hardware, software, systems and processes, including financial and accounting systems, relating to IT Systems and non-information technology systems such as HVAC systems, boilers, alarms, elevators, escalators, building security systems, backup lighting and generators, sprinkler systems, fire/smoke detection and suppression systems, parking garage systems and other equipment containing embedded microprocessor technology ("Non-IT Systems").

         The Registrant participated with Hekemian & Co. in a comprehensive assessment of the Registrant's business exposure relative to the Y2K issue. The Registrant and Hekemian & Co. have assessed all systems for Y2K readiness. Hekemian & Co. has advised the Registrant that it has utilized the resources necessary to replace, upgrade or modify all significant systems affected by the Y2K issue. All major Non-IT Systems critical to the Registrant's business operations are Y2K compliant. IT Systems were assessed for Y2K compliance and in most cases new hardware was purchased and is operating. All personal computer and network server software has been upgraded for Y2K compliance.

         Since the rollover to the year 2000 the Registrant has not experienced any disruptions to its business operations resulting from the Y2K issue.

         (b)      Financial Information about Segments

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

         The Registrant elected to be taxed as a REIT under the Internal Revenue Code. The Registrant operates in such a manner as to qualify for taxation as a REIT in order to take advantage of certain favorable tax aspects of the REIT structure. Generally, a REIT will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to its equity holders.

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

          Portfolio of Real Estate Investments

         At October 31, 1999, the Registrant's real estate holdings included (i) eight (8) apartment buildings or complexes containing 639 rentable units, (ii) five (5) retail properties containing approximately 588,000 square feet of leasable space, including two (2) single tenant stores, and (iii) three (3) parcels of undeveloped land consisting of approximately 56.5 acres. The Registrant wholly owns all such property in fee. See "Item 2 Properties - Portfolio of Investments" of this Annual Report for a description of the
Registrant's separate investment properties and certain other pertinent information with respect to such properties which is relevant to the
Registrant's business. In addition, the Registrant holds a 40% membership interest in Westwood Hills which owns an apartment complex containing 210 rentable units. See "Investment in Affiliate."

                  Investment in Affiliate

         In May 1994, the Registrant acquired a forty percent (40%) membership interest in Westwood Hills, a New Jersey limited liability company which owns and operates a 210 unit residential apartment complex located in Westwood, New Jersey, In December 1998, the affiliate refinanced its mortgage loan. See "Fiscal Year 1999 Developments - Mortgage Financings and Amendment and Extension of Credit Facility." The Registrant is the managing member of Westwood Hills, and Hekemian & Co. currently is the managing agent of the property. See "Management Agreement." In connection with the refinancing, Robert S. Hekemian, Chairman of the Board of the Registrant and a member of Westwood Hills, provided a personal guarantee in certain limited circumstances. The Registrant has agreed to indemnify Mr. Hekemian with respect to this guaranty.

                  Employees

         The Registrant does not have any full-time employees. Except for Mr. Hekemian, Chairman of the Board, who devotes approximately twenty-five percent (25%) of his business activities to the Registrant's business, none of the other executive officers of the Registrant (who are identified in "Item 4A Executive Officers of the Registrant" of this Annual Report), devotes more than ten percent (10%) of his business activities to the business of the Registrant. Hekemian & Co. has been retained by the Registrant to manage the Registrant's properties and is responsible for providing the personnel required performing all services related to the management and operation of the Registrant's properties. See "Management Agreement." For the foreseeable future, the Registrant intends to maintain its present form of management arrangement and does not anticipate hiring employees.

                  Management Agreement

         Pursuant to the terms of a Management Agreement by and between the Registrant and Hekemian & Co., as amended (the "Management Agreement"), Hekemian & Co., a real estate brokerage and management company, manages all of the Registrant's properties. In connection with its management services, Hekemian & Co. employs the superintendents and other personnel who perform the functions required operating and maintaining the Registrant's properties. Pursuant to the terms of the Management Agreement, the Registrant pays Hekemian & Co. certain fees and commissions as compensation for its services. The Registrant also reimburses Hekemian & Co. for the salaries, payroll taxes, insurance costs and certain other costs of persons employed at the Registrant's properties by Hekemian & Co. on behalf of the Registrant. From time to time, the Registrant engages Hekemian & Co. to provide certain additional services, such as consulting services related to development and financing activities of the Registrant. Separate fee arrangements are negotiated between Hekemian & Co. and the Registrant with respect to such services. See "First Real Estate Investment Trust of New Jersey Notes to Financial Statements - Note 7."

         Mr. Hekemian, Chairman of the Board and a Trustee of the Registrant, is currently the Chairman of the Board and Chief Executive Officer of Hekemian & Co. Mr. Hekemian, owns approximately 67% of all of the issued and outstanding shares of Hekemian & Co.

                  Real Estate Financing

         The Registrant funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of the Registrant's properties, and an $8 million line of credit with Summit Bank. At October 31, 1999, the Registrant's aggregate outstanding mortgage debt was $60 million with an average interest cost on a weighted average basis of 7.513%. The Registrant has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in "Item 2 Properties - Portfolio of Investments" for the outstanding mortgage balance at October 31, 1999 with respect to each of these properties.

         At October 31, 1999 there was no outstanding balance under the Summit Bank line of credit. The Franklin Crossing shopping center and each of the Registrant's residential apartment properties in Camden, Lakewood, Palisades Park and Hasbrouck Heights, New Jersey, serve as collateral for the Summit Bank line of credit.

         During fiscal 1999 and fiscal 1998, the Registrant consummated a series of mortgage financings in order to take advantage of the appreciated values of certain of the Registrant's real estate properties and a favorable interest rate environment. In addition, Westwood Hills, in which the Registrant has a 40% equity interest, also refinanced its existing mortgage during the first quarter of fiscal 1999. See "Fiscal Year 1999 Developments - Mortgage Financings and Amendment and Extension of Credit Facility." As a result of these mortgage financings and as a result of the Registrant's purchase of the Pathmark supermarket super store property in Patchogue, New York, which was largely financed by a $7.5 million mortgage loan, the Registrant is currently, and will continue to be for the foreseeable future, more highly leveraged than it has been in the past. This increased level of indebtedness also presents an increased risk of default on the obligations of the Registrant and an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Registrant. A number of the Registrant's mortgage loans, including several of the recent loans, are being amortized over a period that is greater than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. The Registrant has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans.

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

         Neither the Declaration of Trust nor any policy statement formally adopted by the Registrant's Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of the Registrant) which may be incurred by the Registrant. Accordingly, the Registrant may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by the Registrant could bear interest at rates, which are higher than the rates on the Registrant's existing debt. Future debt incurred by the Registrant could also bear interest at a variable rate. Increases in interest rates would increase the Registrant's variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the Registrant and its ability to make distributions to shareholders and to pay amounts due on its debt or cause the Registrant to be in default under its debt. Further, in the future, the Registrant may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms that are acceptable to the Registrant. In such event, the Registrant might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by the Registrant.

                  Competitive Conditions

         The Registrant is subject to normal competition with other investors to acquire real property and to profitably manage such property. Numerous other REIT(s), banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with the Registrant in seeking properties for acquisition and for tenants. During the 1990s, the Registrant concentrated upon the acquisition and development of multi-family residential and retail shopping center properties that are substantially larger than those real estate assets the Registrant had historically sought to include in its investment portfolio. As a result, the Registrant has encountered increasing competition for investment grade real estate from other entities and persons that have investment objectives similar to those of the Registrant. Such competitors may have significantly greater financial resources than the Registrant, may derive funding from foreign and domestic sources, and may have larger staffs than the Registrant to find, evaluate and secure new properties.

         In addition, retailers at the Registrant's Retail properties face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing and shopping through cable and computer sources, particularly over the Internet, and telemarketing. In many markets, the trade areas of the Registrant's retail properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect the Registrant's retail properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of the Registrant's tenants, and any new retail real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from the Registrant's retail properties.

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

         (B) Retail Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

         The Registrant believes that its revenues and earnings; its ability to meet its debt obligations; and its funds available for distribution to shareholders would be adversely affected if space in the Registrant's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations. The success of the Registrant's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of the Registrant's investments in its shopping center properties. If the sales of stores operating in the Registrant's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to the Registrant. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, the Registrant could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by the Registrant. As at October 31, 1999 the following anchor tenants account for approximately 67% of the total fixed rent at the Registrant's Retail properties:



          Tenant                      Center             Sq. Ft.
          ------                      ------             -------
Burlington Coat Factory          Westridge Square         85,992
Kmart Corporation                Westwood Plaza           84,254
Pathmark Stores                  Patchoque                63,932
Giant Of Maryland                Westridge Square         55,330
Grand Union                      Franklin Crossing        42,173
Grand Union                      Westwood Plaza           28,000
Westridge Cinema (Hoyts)         Westridge Square         27,336

         (C)      Renewal of Leases and Reletting of Space

         There is no assurance that the Registrant will be able to retain tenants at its retail properties upon expiration of their leases. Upon expiration or termination of leases for space located in the Registrant's retail properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If the Registrant were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, the Registrant's revenues and earnings; the Registrant's ability to service its debt; and the Registrant's ability to make expected distributions to its shareholders, could be adversely affected. There are no leases that the Registrant considers material or significant in terms of any single property in the Registrant's real estate portfolio which expired during the fiscal year 1999 or which are scheduled to expire in the fiscal year 2000.

         (D) Illiquidity of Real Estate Investments; Possibility that Value of the Registrant's Interests may be less than its Investment

         Equity real estate investments are relatively illiquid. Accordingly, the ability of the Registrant to vary its portfolio in response to changed economic, market or other conditions is limited. Also, the Registrant's interest in Westwood Hills is subject to transfer constraints imposed by the operating agreement, which governs the Registrant's investment in Westwood Hills. Even without such restrictions on the transfer of its interest, the Registrant believes that there would be a limited market for its interest in Westwood Hills.

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

         A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances or other contaminants that have or may have emanated from other properties.

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

         Under the current zoning ordinances, the property is zoned for residential use, with a small portion zoned for commercial use. Any development would be subject to all of the then applicable governmental rules and regulations. However, if the Registrant chose to develop this property, it does not believe that this environmental condition would prevent it from developing a material portion of the property.

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

                  (iii) Franklin Crossing, Franklin Lakes, N.J.

                  The new Franklin Crossing shopping center was completed during the summer of 1997. Also in 1997, a historical discharge of hazardous materials was discovered at Franklin Crossing. The discharge was reported to the NJDEP in accordance with applicable regulations. The Registrant completed the remediation required by the NJDEP.

In November 1999, the Registrant received a No Further Action Letter from the NJDEP concerning the contaminated soil at Franklin Crossing. Monitoring of the water discharge will continue pursuant to a Classification Exception Area notice with the NJDEP.

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

         The Registrant periodically visually inspects the location of each underground storage tank for evidence of any spills or discharges. Based upon these inspections, the Registrant knows of no underground storage tanks that are discharging material into the soil at the present time. Current state law does not require the Registrant to submit its underground storage tanks to tightness testing. The Registrant has conducted no such tests.

         The Registrant has conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey; and residential apartment properties located in Lakewood, Camden, Palisades Park and Hasbrouck Heights, New Jersey. Except as noted in subparagraph (iii) above, the environmental reports secured by the Registrant have not revealed any environmental conditions on its properties that require remediation pursuant to any applicable Federal or state law or regulation.

         The Registrant does not believe that the environmental conditions described in subparagraphs (i) - (iv) above will have a materially adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of the Registrant.

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

ITEM 2.  PROPERTIES

  Portfolio of Investments

         The following charts set forth certain information relating to each of the Registrant's real estate investments in addition to the specific mortgages indicated below, the following Registrant properties: Franklin Crossing and the residential apartment properties located in Lakewood, Palisades Park and Hasbrouck Heights, New Jersey, are subject to a lien from Summit Bank pursuant to the line of credit in the face amount of $8 million.

Apartment Properties as of October 31, 1999:

                                                                                                  Depreciated Cost
                                                                Occupancy Rate    Mortgage        of Buildings and
                                                                (% of No. of      Balance         Equipment
Property and Location           Year Acquired  No. of Units     Units)            (000's)         (000's)
------------------------------- -------------- ---------------- ----------------- --------------- ------------------
Lakewood Apts.                  1962                 40         92.5%             None            $   164
Lakewood, NJ

Palisades Manor
Palisades Park, NJ              1962                 12         91.7%             None            $    60

Grandview Apts.
Hasbrouck                       1964                 20         100.0%            None            $   141
  Heights, NJ

Heights Manor
Spring Lake Heights, NJ         1971                 79         93.7%             $3,664          $   519

Hammel Gardens
Maywood, NJ                     1972                 80         98.8%             $3,862          $   933

Sheridan Apts.
Camden, NJ                      1964                 132        86.4%             None            $   608

Berdan Court
Wayne, NJ                       1965                 176        97.2%             $10,898         $ 1,631

Westwood Hills
Westwood, NJ (1)                1994                 210        94.3%             $15,500         $14,374

(1) The Registrant owns a 40% equity interest in Westwood Hills. See "Item 1(c) Narrative Description of Business - Investment in Affiliate."

Retail Properties as of October 31, 1999:

                                                                                  Mortgage
                                               Leasable Space   Occupancy Rate    Balance or      Depreciated Cost
                                               -Approximate     (% of Square      Bank Loan       of Buildings and
Property and Location           Year Acquired  Square Feet      Feet)             (000's)         Equipment (000's)
------------------------------- -------------- ---------------- ----------------- --------------- ------------------
Franklin Crossing               1966(1)       87,041            71.5%             None             $ 9,954
Franklin Lakes, NJ

Westwood Plaza
Westwood, NJ                    1988         173,854            98.4%              $10,420         $11,347

Westridge Square
Frederick, Maryland             1992         256,620            98.8%              $18,609         $23,921

Pathmark Super Store
Patchogue, New York             1997          63,932             100%              $ 7,295         $10,486

                                                                Property has
                                                                been vacant
Glen Rock, NJ                   1962           4,800            since February    None            $     24
                                                                28, 1998

(1) The original 33,000 square foot shopping center was replaced by a new 87,041 square foot center, which opened in October 1987.

Vacant Land as of October 31, 1999:

                                                                Permitted Use                     Mortgage Balance
                                                                per Local         Acreage per     or Bank Loan
Location                        Acquired       Current Use      Zoning Laws       Parcel          (000's)
------------------------------- -------------- ---------------- ----------------- --------------- ------------------
Franklin Lakes, NJ              1966           None             Residential       4.27            None

                                                                Residential /
Rockaway, NJ                    1964/1963      None             Retail            19.26           None

South Brunswick, NJ             1964           Leased as        Industrial        33              None
                                               farmland
                                               qualifying for
                                               state farmland
                                               assessment tax
                                               treatment

         The Registrant believes that it has a diversified portfolio of residential and retail properties. The Registrant's business is not materially dependent upon any single tenant or any one of its properties. The following Table lists the Registrant's properties that have contributed 15% or more of the Registrant's total revenue in one or more of the last three- (3) fiscal years.

Percentage Contribution to Revenues

                                      Fiscal Years
                              -----------------------------
                              1999        1998         1997
                              ----        ----         ----

Westridge Square              23.9%       29.8%        30.2%
Westwood Plaza                14.1%       15.3%        18.9%
Berdan Court                  14.3%       14.3%        17.0%

         Although  the  Registrant's   general  investment  policy  is  to  hold
properties as long-term investments, the Registrant could selectively sell certain properties if it determines that any such sale is in the Registrant's and its shareholders best interests. With respect to the Registrant's future acquisition and development activities, the Registrant will evaluate various real estate opportunities that the Registrant believes would increase the Registrant's revenues and earnings as well as compliment and increase the overall value of the Registrant's existing investment portfolio.

         Except for the Pathmark supermarket super store located in Patchogue, Long Island, and the single tenant store located in Glen Rock, New Jersey, all of the Registrant's retail properties have multiple tenants. The sole tenant in the Glen Rock store location terminated its lease effective as of February 28, 1998. The store has been re-let to a single tenant subject to the terms of a five (5) year lease. Rent commencement is expected during the first quarter of fiscal 2000.

         The Registrant's retail shopping center properties have anchor tenants, which occupy a significant amount of the leasable space in each such property. The Westwood Plaza shopping center in Westwood, New Jersey is anchored by a Kmart Store and a Grand Union supermarket and has nineteen (19) satellite stores. A Giant Supermarket and Burlington Coat Factory store anchor the Westridge Square shopping center in Frederick, Maryland, which also has twenty five (25) satellite stores and a six (6) screen movie theater complex. In the Franklin Crossing shopping center in Franklin Lakes, New Jersey, the anchor tenant is a Grand Union supermarket which occupies approximately 42,000 square feet of the approximately 87,000 square feet available for lease. Franklin Crossing also has (when all tenants take occupancy) ten (10) satellite stores and there is approximately 13,000 square feet of available leasable space.

         With respect to most of the Registrant's retail properties, lease terms range from five (5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three
(3) completed fiscal years, the Registrant's retail properties have averaged a 97.8% occupancy rate with respect to the Registrant's available leasable space. This excludes Franklin Crossing since the old shopping center was closed and demolished in December 1996 and the new and expanded shopping center was not reopened for business until October 1997, and Patchoque, which was acquired during fiscal 1998.

         Leases for the Registrant's apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, the Registrant has averaged, during the last three (3) completed fiscal years, a 94.9% occupancy rate with respect to the Registrant's available apartment units.

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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the Registrant's 1999 fiscal year.

ITEM 4A           EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive  officers of the Registrant as of January 25, 2000 listed
below.   Brief  summaries  of  their  business   experience  and  certain  other
information with respect to each of them is set forth in the following table.

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

         The executive officers of the Registrant are as follows:

Name                                       Age                        Position
------------------------------------- ------------- --------------------------------------------
Robert S. Hekemian                         68            Chairman of the Board and Chief
                                                         Executive Officer

Donald W. Barney                           59            President

John B. Voskian, M.D.                      75            Secretary

William R. DeLorenzo, Jr., Esq.            55            Executive Secretary and Treasurer

         Robert S. Hekemian has been active in the real estate industry for more than forty-six (46) years. Mr. Hekemian has served as Chairman of the Board and Chief Executive Officer of the Registrant since 1991 and as a Trustee since
1980. From 1981 to 1991, Mr. Hekemian was President of the Registrant. Mr. Hekemian directly devotes approximately twenty-five percent (25%) of his time to execute his duties as an executive officer of the Registrant. Mr. Hekemian is also the Chairman of the Board and Chief Executive Officer of Hekemian & Co. See "Item 1(c) Narrative Description of Business - Management Agreement." Mr. Hekemian is a director of Summit Bank. Mr. Hekemian is also a director, partner and officer in numerous private real estate corporations and partnerships. Mr. Hekemian is the brother-in-law of Dr. Voskian.

         Donald W. Barney has served as President of the Registrant since 1993 and as a Trustee since 1981. Mr. Barney devotes approximately ten percent (10%) of his time to execute his duties as an executive officer of the Registrant. Mr. Barney has been associated with Union Camp Corporation, a diversified manufacturer of paper, packaging products, chemicals and wood products, since
1969, most recently, and until December 31, 1998, as Vice President and Treasurer. Mr. Barney was a director of Ramapo Financial Corporation until it was acquired, in May 1999 by another financial institution, and is a partner and director in several other private real estate investment companies. Mr. Barney was formerly the brother-in-law of Mr. DeLorenzo.

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

         William R. DeLorenzo, Jr., an attorney, has served as the Treasurer and Executive Secretary of the Registrant since 1974. Mr. DeLorenzo devotes approximately five percent (5%) of his time to his activities as an executive officer of the Registrant. Since 1996, Mr. DeLorenzo has been in private practice with the law firm of Nowell Amoroso Klein Bierman, P.A., with offices in Hackensack, New Jersey and New York City. From 1990 to 1994, Mr. DeLorenzo was the Chairman of the New Jersey Commission on Capital Budget and Planning. Mr. DeLorenzo was formerly the brother-in-law of Mr. Barney.

         PART II

         ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         Shares of Beneficial Interest

         Beneficial interests in the Registrant are represented by shares without par value (the "Shares"). The Shares represent the Registrant's only authorized, issued and outstanding class of equity. As of December 6, 1999 there were 404 holders of record of the Shares.

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

                                                                                   Dividends
                                                      High          Low            Per Share
                                                      ----          ---            ---------
Fiscal Year Ended October 31, 1999
----------------------------------
First Quarter                                       $ 30           $ 29              $ 0.40
Second Quarter                                      $ 30           $ 29              $ 0.40
Third Quarter                                       $ 29           $ 27              $ 0.40
Fourth Quarter                                      $ 27 1/2       $ 27              $ 1.05


                                                                                   Dividends
                                                      High          Low            Per Share
                                                      ----          ---            ---------
Fiscal Year Ended October 31, 1998
----------------------------------
First Quarter                                       $ 25 1/2        $ 25            $ 0.40
Second Quarter                                      $ 26            $ 25 1/2        $ 0.40
Third Quarter                                       $ 28            $ 26            $ 0.40
Fourth Quarter                                      $ 30            $ 27            $ 0.92

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid quotations is Janney Montgomery Scott, Inc., members of the New York Stock Exchange and other national securities exchanges.

         Dividends

         The holders of Shares are entitled to receive distributions as may be declared by the Registrant's Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property or Shares. The Board of Trustees' present policy is to distribute annually at least ninety-five percent (95%) of the Registrant's REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 1998 and fiscal 1999, the Registrant paid or declared aggregate total dividends of $2.12 and
$2.25 per share, respectively, to the holders of Shares. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - REIT Distributions to Shareholders."

ITEM 6            SELECTED FINANCIAL DATA

      The selected consolidated financial data for the Registrant for each of the five (5) fiscal years in the period ended October 31, 1999 are derived from financial statements that have been audited and reported upon by J.H. Cohn LLP, independent public accountants for the Registrant. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and with the Registrant's financial statements and related notes included in this Annual Report.

INCOME STATEMENT DATA:

Year Ended October 31,                         1999        1998       1997       1996       1995
                                             --------    --------   --------   --------   --------
                                                       (in thousands, except per share data)
REVENUES:
Revenues from Real Estate Operatons            15,037      14,213     11,553     11,377     11,113
Interest Income                                   742           6          6         10          5
Equity In Earnings (Loss) of Affiliate (1)        (52)        213        139         92         81
                                               15,727      14,432     11,698     11,479     11,199
EXPENSES:
Real Estate Operations                          5,244       5,026      4,499      4,571      4,110
Financing Costs                                 4,620       3,762      2,629      2,749      2,818
General Expenses                                  432         309        288        202        251
Depreciation                                    1,716       1,650      1,319      1,295      1,234
                                               12,012      10,747      8,735      8,817      8,413
                                             --------    --------   --------   --------   --------
Net Income                                   $  3,715    $  3,685   $  2,963   $  2,662   $  2,786
                                             ========    ========   ========   ========   ========
Earnings Per Share:
   Basic                                     $   2.38    $   2.36   $   1.90   $   1.71   $   1.79
                                             ========    ========   ========   ========   ========
Cash Dividends Declared Per
   Common Share                              $   2.25    $   2.12   $   1.90   $   1.71   $   2.53
                                             ========    ========   ========   ========   ========

BALANCE SHEET DATA:

Year Ended October 31,                         1999        1998       1997       1996       1995
                                             --------    --------   --------   --------   --------
Total Assets:                                $ 84,428    $ 71,275   $ 59,233   $ 51,674   $ 51,838
                                             ========    ========   ========   ========   ========

Long-Term Obligations                        $ 60,071    $ 47,853   $ 24,429   $ 23,609   $ 24,110
                                             ========    ========   ========   ========   ========

Secured Note Payable                         $   --      $   --     $ 11,429   $  5,662   $  5,169
                                             ========    ========   ========   ========   ========

Shareholders' Equity                         $ 20,520    $ 20,362   $ 19,984   $ 19,984   $ 19,989
                                             ========    ========   ========   ========   ========

Weighted Average Number of
   Shares Outstanding                           1,559       1,559      1,559      1,559      1,559
                                             ========    ========   ========   ========   ========

(1) Westwood Hills L.L.C. is accounted for using the equity method of accounting. Fiscal years ended 1996 and 1995 have been restated to reflect this accounting method.

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

Results of Operations:
Fiscal Years ended October 31, 1999 and 1998

Revenues
For the fiscal year ended October 31, 1999, total revenues increased $1,295,000 (8.9%) to $15,727,000 from $14,432,000 for fiscal 1998. $824,000 of the increase comes from the Registrant's real estate operations, and $736,000 from increased interest income. These increases were offset by a negative swing of $265,000 in the Registrant's share of earnings from its 40% owned affiliate from a profit of $213,000 for fiscal 1998 to a loss of $52,000 for fiscal 1999.

Real Estate Operations: The increase in revenues from real estate operations (5.8%) results primarily from higher revenues from the Registrant's residential and retail properties. Higher per unit rental collections were experienced at the Registrant's residential properties. Increased revenues at the Registrant's retail properties came primarily from the Patchogue, NY, property (in for the full fiscal 1999 year compared to 10 1/2 months for fiscal 1998), and increased occupancy during fiscal 1999 at the Franklin Crossing shopping center.

Interest Income: The mortgage financings that took place during the first quarter of fiscal 1999 (See "Item (ii) Fiscal Year 1999 Developments.") generated funds of approximately $14.8 million. These funds were invested in institutional money market pools that generated the bulk of the increased interest income. During the fourth quarter of 1999, in order to increase yields, the Registrant redeployed $14 million from the money market pools into short-to-intermediate term Government Agency bonds.

Earnings  From 40%  Owned  Affiliate:  The  Registrant's  40%  owned  affiliate,
Westwood Hills L.L.C. refinanced a $10+ million, 7.8% mortgage for a $15.5 million, 6.693% mortgage. One-time refinancing costs of $440,000 were incurred. The Registrant's share of these refinancing costs was $176,000. This one-time financing cost coupled with reduced earnings due to higher debt service resulted in the negative swing of $264,000 in the Registrant's share of its affiliate's earnings.

Expenses:

For the fiscal year ended October 31, 1999 overall expenses increased $1,265,000 (11.8%) to $12,012,000 from $10,747,000 for fiscal 1998. The increases and percentage  increases  came in the  following  areas:  Real  estate  operations:
$218,000 (4.3%); financing costs: $858,000 (22.8%);  General expenses:  $123,000
(39.8%); and, Depreciation expense: $66,000 (4.0%).

Real Estate Operations: Direct operating expenses increased $55,000 (1.7%), while real estate taxes increased $164,000 (9.4%). The majority of these increases came from the new properties at Patchogue and Franklin Crossing.

Financing Costs: The increase in Financing Costs of $858,000 result from the increased debt levels from the refinancings during fiscal 1999 and 1998. These increased costs are offset by the increased interest income earned of $736,000 (see above).

General Administrative Expense: The increase in these category results primarily from higher Trustee fees, a function of a greater number of meetings, and, legal fees incurred in connection with the Registrant becoming a 34 Act reporting company. Much of this cost increase is considered non-recurring.

Depreciation Expense: Higher depreciation results primarily from depreciation at the newer properties at Patchogue and Franklin Crossing.

Net Income

For the fiscal year ended October 31, 1999 Net Income was $3,715,000 ($2.38 per share) compared to Net Income of $3,685,000 ($2.36 per share) for the fiscal year ended October 31, 1998. Earnings at operating real estate properties increased 7.2% to $8,077,000 from $7,538,000 last fiscal year. This earnings increase at the real estate operating properties is a combination of a 5.8% increase in revenues outpacing a 4.27% increase in operating expenses. The principle reasons for this increase were higher per unit rents at the Registrant's residential properties and increased earnings from Registrant's retail properties in Patchogue, NY, and at Franklin Crossing shopping center in Franklin Lakes, NJ.
The real estate operating gains were offset by (1) the negative swing in the Registrant's share of the loss at it's 40% owned affiliate, (2) higher financing costs not completely offset by higher interest earnings, and, (3) higher General Administrative expenses.

         The Registrant believes that in fiscal 2000 the continued economic strength in the employment markets in which its properties are located should allow the Registrant to realize its current occupancy rates for its apartment properties with a sound support base for its retail properties.

Funds From Operations ("FFO")

          FFO is considered by many as a standard measurement of a REIT's performance. The Registrant computes FFO as follows:

                                                        Year Ended October 31,
                                                       -----------------------
                                                       1999               1998
                                                       ----               ----
Net Income                                            $ 3,715           $ 3,685
Depreciation                                            1,716             1,650
Amortization of Deferred
   Mortgage Costs                                          90                67
Deferred Rents                                           (399)             (378)
Debt Retirement Cost                                                        130
Other                                                     320               145
                                                      -------           -------
              Funds From Operations                   $ 5,442           $ 5,299
                                                      =======           =======

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


         Fiscal Years ended October 31, 1998 and October 31, 1997

         Revenues

         For the fiscal year ended October 31, 1998, total revenue increased $2,734,000(23.4%) from $11,698,000 in fiscal 1997 to $14,432,000. $2,313,000 of the increase in revenues is due, primarily, to the December 1997 acquisition of the property in Patchogue, New York and the reopening of the new and expanded Franklin Crossing shopping center in the fourth quarter of fiscal 1997. Grand Union, which leases approximately 47% of the available leasable space and operates a supermarket at Franklin Crossing, commenced paying rent in October 1997. At October 31, 1998, Franklin Crossing was 60% occupied and 65% leased. The balance of the revenue increase is attributable to increased revenues at the Registrant's other properties and its 40% equity in the earnings of Westwood Hills.

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

         Liquidity and Capital Resources

         At October 31, 1999, the Registrant's cash, cash equivalents and marketable securities totaled $16,536,000 as compared to $793,000 at October 31, 1998. The majority of this increase ($14.8 million) resulted from the mortgage financings that took place during the first quarter of fiscal 1999. See "Item
(ii), Fiscal Year 1999 Developments." These funds, and the funds available from the Registrant's revolving credit line are available for property acquisitions.

         At October 31, 1999, the Registrant's aggregate outstanding mortgage debt was approximately $60 million, with a fixed weighted average interest cost of 7.513%, and an average life of 11.22 years. At October 31, 1998, the Registrant's mortgage debt was approximately $47.8 million, with a fixed weighted interest cost of 7.826%, and an average life of 8.12 years. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's operational needs and the increased mortgage obligations. As a result of the long-term fixed rate financing, the Registrant believes that its exposure to market risk relating to interest rate risk is not material. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends. To offset the Registrant's increased debt-carrying costs, the funds generated from the financings have been invested first in short term institutional money market pools, and, during October 1999, $14 million was redeployed into short-to-intermediate fixed rate Government Agency Bonds. These bonds yield a weighted average interest of 6.475% and have a weighted maturity of 27.9 months. Since the market value of these bonds are interest rate sensitive, a sale of all or a portion of these bonds prior to maturity in a high interest rate environment, may result in a loss to the Registrant. Since the bonds are relatively short-term in nature, the Registrant believes that the interest rate risk is not material.

         The Registrant makes capital improvements to, primarily, its apartment properties when it deems such improvements to be necessary or appropriate. The short term impact of such capital outlays will be to depress the Registrant's current cash flow. The Registrant is now experiencing the benefits of these expenditures by preserving the physical integrity of its properties and securing increased rentals. Other than the apartment rehabilitation program described above, the Registrant has made no commitments and has no understandings for any material capital expenditures during fiscal 2000 other than in the ordinary course of business.

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

Cash dividends are paid to shareholders on a quarterly basis. The following table lists the dividends paid or declared for the three most recent fiscal years:

                                       ($000)             Dividends
                               ----------------------     as a % of
                                 Total        Taxable      Taxable
                  Per Share    Dividends      Income       Income
                  ---------    ---------      ------       ------
         1999      $ 2.25       $ 3,509       $ 3,332      105.3%
         1998      $ 2.12       $ 3,307       $ 3,170      104.3%
         1997      $ 1.90       $ 2,964       $ 2,813      105.4%


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


         Year 2000 Issue

         The Registrant has not experienced any disruptions to its business operations resulting from the Y2K issue.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference  is  made  to  "Item  7  -  Liquidity   and  Capital
Resources."


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

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information  concerning the Registrant's  trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 2000.

         The information concerning the Registrant's executive officers required by this item is set forth in Item 4A of Part I of this Annual Report under the caption "Executive Officers of the Registrant."

ITEM 11  EXECUTIVE COMPENSATION

         The information  pertaining to executive  compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 2000.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 2000.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 2000.

PART IV

         ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a) Financial Statements of Registrant and of Registrant's Affiliate, Westwood Hills:

                  (i) Reports of Independent Public Accountants for Registrant, J.H. Cohn, LLP

                  (ii)              Balance Sheets as of October 31, 1999 and
                                    1998

                  (iii) Statements of Income and Undistributed Earnings for the years ended October 31, 1999, 1998 and 1997 for Registrant and Statements of Income and Members' Equity for the years ended October 31, 1999, 1998 and 1997 for Westwood Hills

                  (iv) Statements of Cash Flows for the years ended October 31, 1999, 1998 and 1997

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

                  (ii)              Supplementary Income Statement Information.

                  (iii)             Real Estate and Accumulated Depreciation.

                  Exhibits:

                  See Index to Exhibits immediately following the Financial Statements.

         (b)      Reports on Form 8-K:

                       On  October  21,  1999  the  Registrant  filed  Form  8-K
                  reporting the declaration of its fourth quarter dividend in the amount of $1.05 per share payable on December 15, 1999 to shareholders of record as of December 6, 1999.

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

                                              First Real Estate Investment
                                              Trust of New Jersey


Dated:                                         By:/s/ Robert S. Hekemian
                                                  ------------------------------
                                                       Robert S. Hekemian,
                                                       Chairman of the Board and
                                                       Chief Executive Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                       Title                        Date
         ---------                       -----                        ----

/s/Robert S. Hekemian           Chairman of the Board,
---------------------           Chief Executive Officer and
Robert S. Hekemian              Trustee (Principal Executive
                                Officer)


/s/Donald W. Barney             Trustee
-------------------
Donald W. Barney


/s/John B. Voskian              Trustee
------------------
John B. Voskian


/s/Herbert C. Klein             Trustee
-------------------
Herbert C. Klein

         Signature                       Title                        Date
         ---------                       -----                        ----

/s/Ronald J. Artinian           Trustee
---------------------
Ronald J. Artinian


/s/Alan L. Aufzien              Trustee
-------------------
Alan L. Aufzien


/s/Nicholas A. Laganella         Trustee
-----------------------
Nicholas A. Laganella



/s/William R. DeLorenzo, Jr.    Executive Secretary and Treasurer
----------------------------    (Principal Financial and Accounting
William R. DeLorenzo, Jr.       Officer)

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                        INDEX TO FINANCIAL STATEMENTS AND

                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))


(A)      FINANCIAL STATEMENTS OF REGISTRANT:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

             BALANCE SHEETS
                OCTOBER 31, 1999 AND 1998

             STATEMENTS OF INCOME, COMPREHENSIVE INCOME
             AND UNDISTRIBUTED EARNINGS
                YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

             STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

             NOTES TO FINANCIAL STATEMENTS

(B)      FINANCIAL STATEMENTS OF AFFILIATE:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

             BALANCE SHEETS
                OCTOBER 31, 1999 AND 1998

             STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY
                YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

             STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

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

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey

We have audited the accompanying balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY as of October 31, 1999 and 1998, and the related statements of income, comprehensive income, undistributed earnings and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey as of October 31, 1999 and 1998, and its results of operations and cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

Our audits referred to above included the information in Schedules IX, X and XI which present fairly, when read in conjunction with the financial statements, the information required to be set forth therein.

                                                                /S/J.H. Cohn LLP
                                                               -----------------
                                                                J.H Cohn LLP

Roseland, New Jersey
November 22, 1999

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                 BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998


                                                                       1999        1998
                                                                     --------    --------
                                                                           Thousands
                                                                          of Dollars)
                          ASSETS

Real estate and equipment, at cost, net of accumulated
    depreciation                                                     $ 63,441    $ 64,622
Investment in affiliate                                                             1,918
Investments in marketable securities                                   14,453
Cash and cash equivalents                                               2,083         793
Tenants' security accounts                                                771         752
Note receivable - affiliate                                                           100
Sundry receivables                                                      1,326         728
Prepaid expenses and other assets                                       1,004       1,172
Deferred charges, net                                                   1,350       1,190
                                                                     --------    --------

           Totals                                                    $ 84,428    $ 71,275
                                                                     ========    ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                $ 60,071    $ 47,853
    Accounts payable and accrued expenses                                 503         401
    Cash distributions in excess of investment in affiliate               294
    Dividends payable                                                   1,638       1,435
    Tenants' security deposits                                          1,000         969
    Deferred revenue                                                      402         255
                                                                     --------    --------
           Total liabilities                                           63,908      50,913
                                                                     --------    --------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 1,790,000
        shares authorized; 1,559,788 shares issued and outstanding     19,314      19,314
    Undistributed earnings                                              1,253       1,048
    Accumulated other comprehensive income (loss)                         (47)
                                                                     --------    --------
           Total shareholders' equity                                  20,520      20,362
                                                                     --------    --------

           Totals                                                    $ 84,428    $ 71,275
                                                                     ========    ========

See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

      STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                       -----------    -----------    -----------
                                                               (In Thousands of Dollars,
                                                                Except per Share Amounts)
                                     INCOME
Revenue:
    Rental income                                      $    13,083    $    12,450    $     9,982
    Reimbursements                                           1,750          1,576          1,433
    Equity in income (loss) of affiliate                       (52)           213            139
    Interest income                                            742              6              6
    Sundry income                                              204            187            138
                                                       -----------    -----------    -----------
        Totals                                              15,727         14,432         11,698
                                                       -----------    -----------    -----------
Expenses:
    Operating expenses                                       3,118          2,989          2,588
    Management fees                                            623            576            495
    Real estate taxes                                        1,922          1,758          1,692
    Interest                                                 4,620          3,762          2,629
    Depreciation                                             1,716          1,650          1,319
                                                       -----------    -----------    -----------
        Totals                                              11,999         10,735          8,723
                                                       -----------    -----------    -----------

Income before state income taxes                             3,728          3,697          2,975

Provision for state income taxes                                13             12             12
                                                       -----------    -----------    -----------
Net income                                             $     3,715    $     3,685    $     2,963
                                                       ===========    ===========    ===========
Basic earnings per share                               $      2.38    $      2.36    $      1.90
                                                       ===========    ===========    ===========
Basic weighted average shares outstanding                1,559,788      1,559,788      1,559,788
                                                       ===========    ===========    ===========

                              COMPREHENSIVE INCOME

Net income                                             $     3,715    $     3,685    $     2,963

Other comprehensive income (loss) - unrealized
    loss on marketable securities                              (47)
                                                       -----------    -----------    -----------

Comprehensive income                                   $     3,668    $     3,685    $     2,963
                                                       ===========    ===========    ===========



                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

      STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                          1999           1998           1997
                                                       -----------    -----------    -----------
                                                               (In Thousands of Dollars,
                                                                Except per Share Amounts)
                             UNDISTRIBUTED EARNINGS

Balance, beginning of year                             $     1,048    $       670    $       670
Net income                                                   3,715          3,685          2,963
Less dividends                                              (3,510)        (3,307)        (2,963)
                                                       -----------    -----------    -----------

Balance, end of year                                   $     1,253    $     1,048    $       670
                                                       ===========    ===========    ===========

Dividends per share                                    $      2.25    $      2.12    $      1.90
                                                       ===========    ===========    ===========





See Notes to Financial Statements.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                       1999      1998         1997
                                                                    --------    --------    --------
                                                                       (In Thousands of Dollars)
Operating activities:
    Net income                                                      $  3,715    $  3,685    $  2,963
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                  1,878       1,777       1,356
        Equity in (income) loss of affiliate                              52        (213)       (139)
        Deferred revenue                                                 147                      (4)
        Changes in operating assets and liabilities:
           Tenants' security accounts                                    (19)        (33)         35
           Sundry receivables, prepaid expenses and other assets        (429)       (150)       (712)
           Accounts payable and accrued expenses                         102          (8)        131
           Tenants' security deposits                                     31          64          52
                                                                    --------    --------    --------
               Net cash provided by operating activities               5,477       5,122       3,682
                                                                    --------    --------    --------
Investing activities:
    Capital expenditures                                                (536)     (5,347)     (7,723)
    Distributions from affiliate                                       2,160         200         160
    Purchase of marketable securities                                (14,500)
    Repayment from (loan to) affiliate                                   100        (100)
                                                                    --------    --------    --------
               Net cash used in investing activities                 (12,776)     (5,247)     (7,563)
                                                                    --------    --------    --------
Financing activities:
    Dividends paid                                                    (3,307)     (3,198)     (2,667)
    Proceeds (repayments) of note payable - bank                                 (11,429)      5,767
    Net proceeds from mortgage refinancing                             3,671       5,443       1,314
    Proceeds from mortgage borrowings                                  9,275      11,100
    Repayment of mortgages                                              (728)       (619)       (494)
    Deferred mortgage costs                                             (322)       (607)
                                                                    --------    --------    --------
               Net cash provided by financing activities               8,589         690       3,920
                                                                    --------    --------    --------
Net increase in cash and cash equivalents                              1,290         565          39
Cash and cash equivalents, beginning of year                             793         228         189
                                                                    --------    --------    --------
Cash and cash equivalents, end of year                              $  2,083    $    793    $    228
                                                                    ========    ========    ========
Supplemental disclosure of cash flow data:
    Interest paid, net of capitalized interest of $68,000 in 1998
        and $158,000 in 1997                                        $  4,530    $  3,763    $  2,589
                                                                    ========    ========    ========
    Income taxes paid                                               $     13    $     12    $     12
                                                                    ========    ========    ========

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997




Supplemental schedule of noncash investing and financing activities:
     During 1998, the Trust completed its acquisition of a 64,000 square foot commercial property in Patchogue, New York for approximately $11,000,000, in part, with the proceeds of a $7,500,000 mortgage.

     Dividends declared but not paid amounted to $1,638,000, $1,435,000 and $1,326,000 in 1999, 1998 and 1997, respectively.

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

                    The Trust is subject to Federal income tax on undistributed taxable income and capital gains. The Trust may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 1999, 1998 and 1997, the Trust made such an election.

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

                Investments in marketable securities:
                    Investments in marketable debt securities classified as "available for sale" are recorded at fair value and unrealized gains and losses are reported as accumulated other comprehensive income within shareholders' equity.

                Cash and cash equivalents:
                    Financial instruments which potentially subject the Trust to concentrations of credit risk consist primarily of cash and cash equivalents. The Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Trust maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 1999, such cash and cash equivalent balances exceeded Federally insured limits by approximately $1,983,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

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

                Deferred charges:
                    Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $90,000, $67,000 and $40,000 in 1999, 1998 and 1997, respectively.
                    Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $58,000, $73,000 and $33,000 in 1999, 1998 and 1997, respectively.

                Earnings per share:
                    The Trust has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the year ended October 31, 1999, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. For the years ended October 31, 1998 and 1997, the Trust had no potentially dilutive common shares.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies (concluded):
                 Comprehensive income:
                    Effective November 1, 1998, the Trust adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Trust's net income. SFAS 130 requires unrealized gains or losses on the Trust's available-for-sale securities, to be included in other comprehensive income.

                Other recent accounting pronouncements:
                    The Financial Accounting Standards Board has issued certain other pronounce-ments as of October 31, 1999 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will effect any financial accounting measurements or disclosures the Trust will be required to make.

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

                Summarized financial information of the Affiliate as of October 31, 1999 and 1998 and for each of the three years in the period ended October 31, 1999 is as follows:

                                                           1999           1998
                                                         --------       --------
                                                              (In Thousands
                                                               of Dollars)
Balance sheet data:
    Assets:
       Real estate and equipment, net                    $ 14,190       $ 14,416
       Other                                                  812            976
                                                         --------       --------
             Total assets                                $ 15,002       $ 15,392
                                                         ========       ========
    Liabilities and equity:
       Liabilities:
          Mortgage payable                               $ 15,362       $ 10,025
          Other                                               378            576
                                                         --------       --------
             Totals                                        15,740         10,601
                                                         --------       --------
       Members' equity (deficiency):
          Trust                                              (294)         1,918
          Others                                             (444)         2,873
                                                         --------       --------
             Totals                                          (738)         4,791
                                                         --------       --------
             Total liabilities and equity                $ 15,002       $ 15,392
                                                         ========       ========

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Investment in affiliate (concluded):

                                                     1999       1998      1997
                                                    -------    -------   -------
                                                      (In Thousands of Dollars)
Income statement data:
    Rental revenue                                  $ 2,728    $ 2,617   $ 2,497
    Rental expenses                                   2,415      2,086     2,149
                                                    -------    -------   -------

    Income from rental operations                       313        531       348

    Prepayment penalty on mortgage refinancing         (442)
                                                    -------    -------   -------

    Net income (loss)                               $  (129)   $   531   $   348
                                                    =======    =======   =======

                At October 31, 1998, the Trust had a $100,000 note receivable from the Affiliate that was repaid during the year ended October 31, 1999 with interest at 7%. Interest income was not material for the years ended October 31, 1999 and 1998.

Note 3 - Investments in marketable securities:
                At October 31, 1999, the Trust's investment in marketable debt securities, all of which were classified as available for sale, consisted of government agency bonds. The maturities for all securities held at October 31, 1999 are as follows:

                                         Amortized
                                           Cost                 Fair Value
                                        -----------            -----------
One to five years                       $14,000,000            $13,986,000
Five to ten years                           500,000                467,000
                                        -----------            -----------
             Totals                     $14,500,000            $14,453,000
                                        ===========            ===========
Note 4 - Real estate and equipment:
                Real estate and equipment consists of the following:

                                                         Range of
                                                         Estimated
                                                         Useful Lives             1999           1998
                                                         ------------            -------        -------
                                                                                      (In Thousands
                                                                                       of Dollars)
Land                                                                             $22,773        $22,773
Unimproved land                                                                    2,354          2,305
Apartment buildings                                       7-40 years              10,764         11,013
Commercial buildings and shopping
     centers                                             15-50 years              40,723         39,931
Construction in progress                                                           1,426          2,053
Equipment                                                 3-15 years                 522            893
                                                                                 -------        -------
                                                                                  78,562         78,968
Less accumulated depreciation                                                     15,121         14,346
                                                                                 -------        -------
         Totals                                                                  $63,441        $64,622
                                                                                 =======        =======

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Mortgages payable:

                Mortgages payable consist of the following:

                                                                1999       1998
                                                              -------    -------
                                                                 (In Thousands
                                                                  of Dollars)
Northern Life Insurance Cos. - Frederick, MD (A)              $18,609    $18,876
National Realty Funding L.C. - Westwood, NJ (B)                10,420     10,526
Larson Financial Resources, Inc. - Spring Lake, NJ (C)          3,664
Summit Bank - Spring Lake, NJ (C)                                             29
Summit Bank - Patchogue, NY (D)                                 7,295      7,410
Larson Financial Resources, Inc. - Wayne, NJ (E)               10,898     11,012
Larson Financial Resources, Inc. - River Edge, NJ (F)           5,323
Larson Financial Resources, Inc. - Maywood, NJ (G)              3,862
                                                              -------    -------
       Totals                                                 $60,071    $47,853
                                                              =======    =======

                    (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $23,886,000.

                    (B) The mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,300,000.

                    (C) On November 19, 1998, the Trust repaid the outstanding mortgage on the Spring Lake, New Jersey apartment building utilizing proceeds from a new mortgage in the amount of $3,700,000. The new mortgage is payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $519,000.

                    (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,486,000.

                    (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,631,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Mortgages payable (concluded):

                    (F) Payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,301,000.

                    (G) Payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New
                           Jersey having a net book value of approximately $933,000.

                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 1999 are as follows:

                  Year Ending
                  October 31,                      Amount
                  -----------                      ------

                       2000                        $  797
                       2001                           860
                       2002                           927
                       2003                         1,000
                       2004                         1,079

                Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt approximates carrying value at October 31, 1999.

Note 6 - Line of credit agreement:
                The Trust has a revolving line of credit agreement with Summit Bank which expires on December 1, 1999. Maximum allowable borrowings under the agreement were $8,000,000 and $12,310,000 at October 31, 1999 and 1998, respectively. The line of credit bears interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings are secured by apartment buildings in Hasbrouck Heights, New Jersey, Lakewood, New Jersey and Palisades Park, New Jersey as well as a retail building in Franklin Lakes, New Jersey. There were no outstanding borrowings under the agreement at October 31, 1999 and 1998. One of the directors of the bank is a trustee of the Trust.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Commitments and contingencies:
                Leases:
                    Retail tenants:
                         The Trust leases retail space having a net book value of approximately $55,727,000 at October 31, 1999 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 1999 are as follows:

                             Year Ending
                             October 31,                   Amount
                             -----------                   ------

                                 2000                     $ 6,440
                                 2001                       6,299
                                 2002                       5,979
                                 2003                       5,631
                                 2004                       5,016
                                 Thereafter                46,143
                                                          -------
                                      Total               $75,508
                                                          =======

                         The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                         Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three years in the period ended October 31, 1999 were not material.

                    Residential tenants:
                         Lease terms for residential tenants are usually one year or less.

                Environmental concerns:
                    In accordance with applicable regulations, the Trust reported to the New Jersey Department of Environmental
                    Protection ("NJDEP") that a historical discharge of hazardous material was discovered in 1997 at the renovated Franklin Lakes shopping center (the "Center").

                    In November 1999, the Trust received a no further action letter from the NJDEP concerning the historical discharge at the Center. However, the Trust is required to continue monitoring such discharge, the cost of which will not be material.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 8 - Management agreement and related party transactions:
                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately
                $623,000,   $576,000  and  $495,000  in  1999,  1998  and  1997,
                respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisition of the commercial building in Patchogue, New York and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $208,000 and $718,000 in 1999 and 1998, respectively.

Note 9 - Basic earnings per share:
                Basic earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

Note 10- Equity incentive plan:
                On September 10, 1998, the Board of Trustees approved the Trust's Equity Incentive Plan (the "Plan") which was ratified by the Trust's shareholders on April 7, 1999, whereby up to 230,000 of the Trust's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 230,000 shares in the Trust's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of the Trust. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

                Upon ratification of the Plan on April 7,1999, the Trust issued 188,500 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $30 per share. The options, all of which are outstanding at October 31, 1999, are exercisable through September 2008.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 10- Equity incentive plan (concluded):

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

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members
Westwood Hills, LLC

We have audited the accompanying balance sheets of WESTWOOD HILLS, LLC as of October 31, 1999 and 1998, and the related statements of operations and members' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Hills, LLC as of October 31, 1999 and 1998, and its results of operations and cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.


                                                                /s/J.H. Cohn LLP
                                                                ----------------
                                                                J.H. Cohn LLP
Roseland, New Jersey
November 22, 1999

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                                 BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998

                                                                        1999        1998
                                                                      --------    --------
                                                                          (In Thousands
                                                                           of Dollars)
                             ASSETS

Real estate, at cost, net of accumulated depreciation of
     $1,683,000 and $1,362,000                                        $ 14,084    $ 14,330
Equipment, at cost, net of accumulated depreciation of
     $56,000 and $37,000                                                   106          86
Cash                                                                       186          51
Tenants' security accounts                                                 302         284
Prepaid expenses and other assets                                          136         106
Refundable deposit                                                                     465
Deferred charges, net                                                      188          70
                                                                      --------    --------
         Totals                                                       $ 15,002    $ 15,392
                                                                      ========    ========

               LIABILITIES AND MEMBERS' EQUITY

Liabilities:
     Mortgage payable                                                 $ 15,362    $ 10,025
     Notes payable - related parties                                                   250
     Accounts payable and accrued expenses                                  74          41
     Tenants' security deposits                                            304         285
                                                                      --------    --------
         Total liabilities                                              15,740      10,601

Members' equity (deficiency)                                              (738)      4,791
                                                                      --------    --------

         Totals                                                       $ 15,002    $ 15,392
                                                                      ========    ========

See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                  STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


                                                    1999       1998       1997
                                                  -------    -------    -------
                                                         (In Thousands of
                                                              Dollars)
                  OPERATIONS
Revenue:
     Rental income                                $ 2,703    $ 2,592    $ 2,479
     Sundry income                                     25         25         18
                                                  -------    -------    -------
         Totals                                     2,728      2,617      2,497
                                                  -------    -------    -------

Expenses:
     Operating expenses                               583        508        514
     Management fees                                  135        131        123
     Real estate taxes                                325        292        352
     Interest                                       1,033        822        834
     Depreciation                                     339        333        326
                                                  -------    -------    -------
         Totals                                     2,415      2,086      2,149
                                                  -------    -------    -------

Income from rental operations                         313        531        348

Prepayment penalty on mortgage refinancing           (442)
                                                  -------    -------    -------

Net income (loss)                                    (129)       531        348


            MEMBERS' EQUITY

Balance, beginning of year                          4,791      4,760      4,812

Less distributions                                 (5,400)      (500)      (400)
                                                  -------    -------    -------

Balance (deficit), end of year                    $  (738)   $ 4,791    $ 4,760
                                                  =======    =======    =======

See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                  1999       1998       1997
                                                                -------    -------    -------
                                                                  (In Thousands of Dollars)
Operating activities:
     Net income (loss)                                          $  (129)   $   531    $   348
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                              398        363        358
         Changes in operating assets and liabilities:
              Tenants' security accounts                            (18)       (28)       (11)
              Prepaid expenses and other assets                     (30)         6         25
              Accounts payable and accrued expenses                  33         14        (42)
              Tenants' security deposits                             19         17         23
                                                                -------    -------    -------
                  Net cash provided by operating activities         273        903        701
                                                                -------    -------    -------

Investing activities - capital expenditures                        (113)       (51)       (94)
                                                                -------    -------    -------
Financing activities:
     Distributions paid                                          (5,400)      (500)      (400)
     Proceeds (repayments) of notes payable - related parties      (250)       250
     Net proceeds from mortgage refinancing                       5,475
     Repayment of mortgage                                         (138)      (167)      (154)
     Deferred mortgage costs                                       (177)       (26)
     Refundable deposit                                             465       (465)
                                                                -------    -------    -------
                  Net cash used in financing activities             (25)      (908)      (554)
                                                                -------    -------    -------

Net increase (decrease) in cash                                     135        (56)        53
Cash, beginning of year                                              51        107         54
                                                                -------    -------    -------

Cash, end of year                                               $   186    $    51    $   107
                                                                =======    =======    =======

Supplemental disclosure of cash flow data:
     Interest paid                                              $ 1,033    $   822    $   802
                                                                =======    =======    =======

Supplemental schedule of noncash financing activities:
     During 1999, the Company utilized $10,025,000 of a new mortgage to repay its existing mortgage.

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

                    The Company will be dissolved on the earlier of April 2024 or upon the sale of substantially all of it assets.

                Use of estimates:
                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                Cash:
                    The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1999 and 1998, the Company had no cash equivalents.

                Depreciation:
                    Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives ranging from 7 to 40 years.

                Deferred charges:
                    Deferred charges consist of mortgage costs which are amortized on the straight-line method by annual charges to operations over the term of the mortgage. Amortization of such costs is included in interest expense and approximated $59,000 in 1999 and $32,000 in both 1998 and 1997.

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

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Real estate:
                Real estate consists of the following:

                                                           1999           1998
                                                         -------         -------
                                                              (In Thousands
                                                               of Dollars)
Land                                                     $ 3,849         $ 3,849
Apartment buildings                                       11,918          11,843
                                                         -------         -------
                                                          15,767          15,692
Less accumulated depreciation                              1,683           1,362
                                                         -------         -------

     Totals                                              $14,084         $14,330
                                                         =======         =======

Note 3 - Mortgage payable:
                In December 1998, the Company entered into an agreement with Larson Financial Resources, Inc. to refinance its existing mortgage with a new mortgage in the amount of $15,500,000. The new mortgage is payable in monthly installments of $99,946 including interest at 6.693% through January 2014 at which time the outstanding balance is due. Principal amounts (in thousands of dollars) due under the above obligation in each of the five years subsequent to October 31, 1999 are as follows:

                    Year Ending
                    October 31,                          Amount
                    -----------                          ------

                         2000                           $   177
                         2001                               189
                         2002                               202
                         2003                               216
                         2004                               231

                Based on borrowing rates currently available to the Company, the fair value of the mortgage approximates $15,000,000 at October 31, 1999.

Note 4 - Notes payable - related parties:
                At October 31, 1998, the Company had outstanding notes payable to the Trust and an affiliated partnership owned by the Hekemians totaling $100,000 and $150,000, respectively. The notes were repaid during the year ended October 31, 1999 with interest at 7%. Interest on such borrowings was not material for the years ended October 31, 1999 and 1998.

Note 5 - Management agreement:
                The apartment complex is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $135,000, $131,000 and $123,000 in 1999, 1998 and 1997, respectively.

                                    FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                            SCHEDULE IX - SHORT-TERM BORROWINGS
                                                 (In Thousands of Dollars)


        Column A                                  Column B     Column C     Column D      Column E        Column F
        --------                                  --------     --------     --------      --------        --------

                                                                             Maximum       Average
                                                                              Amount        Amount         Weighted
                                                                               Out-          Out-          Average
      Category of                                 Balance       Weighted     standing      standing        Interest
       Aggregate                                    at          Average       During        During           Rate
      Short-Term                                  End of        Interest       the            the          During the
     Borrowings (A)                               Period          Rate        Period        Period         Period (B)
     --------------                               ------          ----        ------        ------         ----------
1999:
     Note payable - bank                        $     -            - %        $    -        $    -              - %
                                                ========        =======       ========      =======          ========

1998:
     Note payable - bank                        $     -            - %        $12,755       $1,860           7.875%
                                                ========        =======       ========      =======          ========
1997:
     Note payable - bank                        $11,429          7.75%        $11,429       $7,703             7.7%
                                                ========        =======       ========      =======          ========

---------------------
(A)  See Note 6 of notes to financial statements.

(B)  Calculated using average monthly loan balances and actual interest expense.


                     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In Thousands of Dollars)


                 Column A                                                   Column B
                 --------                                                   --------

                                                                        Charged to Costs
                 Item (A)                                                 and Expenses
                 --------                                                 ------------

                                                                1999         1998         1997
                                                               ------       ------       ------
Maintenance and repairs                                        $  299       $  373       $  269
                                                               ======       ======       ======

Real estate taxes                                              $1,922       $1,758       $1,692
                                                               ======       ======       ======

---------------------
(A)  Amounts for other items were less than 1% of revenue in all years.

                                          FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          OCTOBER 31, 1999
                                                      (In Thousands of Dollars)


          Column A                                  Column B           Column C                      Column D
          --------                                  --------           --------                      --------

                                                                                                       Costs
                                                                                                    Capitalized
                                                                     Initial Cost                   Subsequent
                                                                      to Company                  to Acquisition
                                                                 -----------------------   ------------------------------
                                                                             Buildings
                                                     Encum-                     and                 Improve-     Carrying
        Description                                 brances      Land       Improvements   Land       ments        Costs
        -----------                                 -------      ----       ------------   ----       -----        -----
Garden apartments:
     Sheridan Apts., Camden, NJ                                $   117         $   360              $   935
     Grandview Apts., Hasbrouck
         Heights, NJ                                                22             180                  174
     Lakewood Apts., Lakewood, NJ                                   11             396                  187
     Hammel Gardens, Maywood, NJ                    $ 3,862        313             728                  600
     Palisades Manor, Palisades
         Park, NJ                                                   12              81                   69
     Steuben Arms, River Edge, NJ                     5,323        364           1,773                  341
     Heights Manor, Spring Lake
         Heights, NJ                                  3,664        109             974                  251
     Berdan Court, Wayne, NJ                         10,898        250           2,206                1,509

Retail properties:
     Franklin Lakes Shopping Center,
         Franklin Lakes, NJ                                         29                    $3,382      6,810
     Glen Rock, NJ                                                  12              36                   22
     Patchogue Shopping Center,
         Patchogue, NY                                7,295      2,128           8,818                  (47)
     Westridge Shopping Center,
         Frederick, MD                               18,609      9,135          19,159                  374
     Westwood Shopping Center,
         Westwood, NJ                                10,420      6,889           6,416                  561

Vacant land:
     Franklin Lakes, NJ                                            224                      (158)
     Rockaway, NJ                                                1,683                                            $429
     South Brunswick, NJ                                            80                                              96
                                                    -------    -------         -------    ------    -------       ----

              Totals                                $60,071    $21,378         $41,127    $3,224    $11,786       $525
                                                    =======    =======         =======    ======    =======       ====

                                          FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          OCTOBER 31, 1999
                                                      (In Thousands of Dollars)


          Column A                                  Column E                   Column F      Column G      Column H    Column I
          --------                                  --------                   --------      --------      --------    --------



                                              Gross Amount at Which
                                             Carried at Close of Period
                                        ----------------------------------                                             Life on
                                                    Buildings                                                         Which De-
                                                      and                    Accumulated     Date of        Date      preciation
        Description                     Land       Improvements   Total(1)   Depreciation   Construction   Acquired   is Computed
        -----------                     ----       ------------   --------   ------------   ------------   --------   -----------
Garden apartments:
     Sheridan Apts., Camden, NJ        $   117       $ 1,295       $ 1,412     $   820      1950           1964       7-40 years
     Grandview Apts., Hasbrouck
         Heights, NJ                        22           354           376         242      1925           1964       7-40 years
     Lakewood Apts., Lakewood, NJ           11           583           594         444      1960           1962       7-40 years
     Hammel Gardens, Maywood, NJ           313         1,328         1,641         719      1949           1972       7-40 years
     Palisades Manor, Palisades
         Park, NJ                           12           150           162         104      1935/70        1962       7-40 years
     Steuben Arms, River Edge, NJ          364         2,114         2,478       1,217      1966           1975       7-40 years
     Heights Manor, Spring Lake
         Heights, NJ                       109         1,225         1,334         843      1967           1971       7-40 years
     Berdan Court, Wayne, NJ               250         3,715         3,965       2,400      1964           1965       7-40 years

Retail properties:
     Franklin Lakes Shopping Center,
         Franklin Lakes, NJ              3,411         6,810        10,221         272      1963/75/97     1966       10-50 years
     Glen Rock, NJ                          12            58            70          46      1940           1962       10-31.5 years
     Patchogue Shopping Center,
         Patchogue, NY                   2,128         8,771        10,899         413      1997           1997       39 years
     Westridge Shopping Center,
         Frederick, MD                   9,135        19,533        28,668       4,747      1986           1992       15-31.5 years
     Westwood Shopping Center,
         Westwood, NJ                    6,889         6,977        13,866       2,519      1981           1988       15-31.5 years

Vacant land:
     Franklin Lakes, NJ                     66                          66                                 1966/93
     Rockaway, NJ                        2,112                       2,112                                 1964/92/93
     South Brunswick, NJ                   176                         176                                 1964
                                       -------       -------       -------     -------

              Totals                   $25,127       $52,913       $78,040     $14,786
                                       =======       =======       =======     =======

(1)  Aggregate cost is the same for Federal income tax purposes.

                        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                     SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    (In Thousands of Dollars)




Reconciliation of real estate and accumulated depreciation:

                                                                  1999        1998        1997
                                                                --------    --------    --------
Real estate:
        Balance, beginning of year                              $ 78,075    $ 65,719    $ 57,879

        Additions:
               Building and improvements                             382      12,363       8,002
               Carrying costs                                         49          (7)       (162)
        Deletions - building and improvements                       (466)
                                                                --------    --------    --------

        Balance, end of year                                    $ 78,040    $ 78,075    $ 65,719
                                                                ========    ========    ========


Accumulated depreciation:
        Balance, beginning of year                              $ 13,643    $ 11,982    $ 11,043

        Additions - charged to operating expenses                  1,609       1,661       1,277

        Deletions                                                   (466)                   (338)
                                                                --------    --------    --------

        Balance, end of year                                    $ 14,786    $ 13,643    $ 11,982
                                                                ========    ========    ========

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                  EXHIBIT INDEX

Exhibit No.       Exhibit
-----------       -------

   3* Amended and Restated Declaration of Trust of First Real Estate Investment Trust of New Jersey, dated November 7, 1993, as amended on May 31, 1994 and on September 10, 1998.

   4** Form of Specimen Share Certificate, Beneficial Interest in First Real Estate Investment Trust of New Jersey.

  10** Management Agreement, dated December 20, 1961, by and between the Registrant and Hekemian & Co., as amended.

  23              Consent of J.H. Cohn L.L.P.

  24              Power of Attorney (filed with signature pages).

  27              Financial Data Schedule (see EDGAR version).




* Incorporated by reference to Exhibit No. 1 to Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 1998.

** Incorporated by reference to Registrant's Annual Report on form 10-K for the fiscal year ended October 31, 1998.