Form 10-Q
period 2000-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2000-03-15
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended January 31, 2000          Commission File No. 2-27018


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

                                      INDEX


Part I:  Financial Information

         Item 1:  Financial Statements

                   a.)      Balance  Sheets as at January  31,  2000 and October
                            31, 1999;

                   b.) Statements of Income and Undistributed Earnings For the Three Months Ended January 31, 2000 and 1999;

                   c.) Statements of Cash Flows for the Three Months Ended January 31, 2000 and 1999;

                   d.)      Notes to Financial Statements.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3:  Quantitative and Qualitative Disclosures of Market Risk.

Part II:  Other Information

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K

Item 1: Financial Statements

                                       FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                                                        BALANCE SHEETS
                                            January 31, 2000 and October 31, 1999

                                                                                            January 31,           October 31,
                                                                                               2000                  1999
                                                                                              --------              --------
                                                                                            (Unaudited)          (See Note 1)
                                                                                                  (In thousands of Dollars)
                                               ASSETS
Real estate and equipment, at cost, net of accumulated
      depreciation                                                                            $ 63,193              $ 63,441
Investments in marketable securities                                                            14,314                14,453
Cash and cash equivalents                                                                          772                 2,083
Tenant's security accounts                                                                         754                   771
Sundry receivables                                                                               1,708                 1,326
Prepaid expenses and other assets                                                                1,202                 1,004
Deferred charges, net                                                                            1,324                 1,350
                                                                                              --------              --------
                                               Totals                                         $ 83,267              $ 84,428
                                                                                              ========              ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Mortgages payable                                                                       $ 59,877              $ 60,071
      Accounts payable and accrued expenses                                                        326                   503
      Cash distributions in excess of investment in affiliate                                      342                   294
      Dividends payable                                                                            780                 1,638
      Tenants' security deposits                                                                   969                 1,000
      Deferred revenue                                                                             417                   402
                                                                                              --------              --------
                                          Total liabilities                                     62,711                63,908
                                                                                                ------                ------


Commitments and contingencies

Shareholders' equity:
      Shares of beneficial interest without par value; 1,790,000
        shares authorized; 1,559,788 shares issued and outstanding                              19,314                19,314
      Undistributed earnings                                                                     1,428                 1,253
      Accumulated other comprehensive income (loss)                                               (186)                  (47)
              Total shareholders' equity                                                        20,556                20,520
                                                                                              --------              --------
                                               Totals                                         $ 83,267              $ 84,428
                                                                                              ========              ========

See Notes to Financial Statements

                                       FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                            STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND UNDISTRIBUTED EARNINGS
                                         THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                                         (Unaudited)
                                                                                                   2000                 1999
                                                                                                 (In Thousands of Dollars,
                                               INCOME                                             Except Per Share Amounts)
Revenue:
      Rental income                                                                             $ 3,334               $ 3,228
      Reimbursements                                                                                476                   395
      Equity in income (loss) of affiliate                                                           24                  (142)
      Interest income                                                                               254                   144
      Sundry income                                                                                  50                    44
                                                                                              ---------             ---------
                                               Totals                                             4,138                 3,669
                                                                                              ---------             ---------

Expenses:
      Operating expenses                                                                            934                   808
      Management fees                                                                               153                   153
      Real estate taxes                                                                             511                   445
      Financing costs                                                                             1,150                 1,149
      Depreciation                                                                                  432                   421
                                                                                              ---------             ---------
                                               Totals                                             3,180                 2,976
                                                                                              ---------             ---------

Income before state income taxes                                                                    958                   693
Provision for state income taxes                                                                      3                     3
                                                                                              ---------             ---------
Net income                                                                                        $ 955                 $ 690
                                                                                              =========             =========
Basic earnings per share                                                                         $ 0.61                $ 0.44
                                                                                              =========             =========
Basic weighted average shares outstanding                                                     1,559,788             1,559,788
                                                                                              =========             =========

                                        COMPREHENSIVE INCOME
Net income                                                                                        $ 955                 $ 690
Other comprehensive income (loss)-unrealized loss on
      marketable securities                                                                        (139)
                                                                                              ---------             ---------
Comprehensive income                                                                              $ 816                 $ 690
                                                                                              =========             =========

                                       UNDISTRIBUTED EARNINGS
Balance, beginning of year                                                                      $ 1,253               $ 1,048
Net income                                                                                          955                   690
Less dividends                                                                                     (780)                 (624)
                                                                                              ---------             ---------
Balance, end of period                                                                          $ 1,428               $ 1,114
                                                                                              =========             =========
Dividends per share                                                                              $ 0.50                $ 0.40
                                                                                              =========             =========

See Notes to Financial Statements

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (Unaudited)
                                                                                               2000                   1999
                                                                                              -------               -------
                                                                                                (In thousands of Dollars)
Operating activities:
      Net income                                                                              $   955               $   690
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                           473                   456
          Equity in (income) loss of affiliate                                                    (24)                  142
          Deferred revenue                                                                         15                  (101)
          Changes in operating assets and liabilities:
              Tenants' security accounts                                                           17                   (10)
              Sundry receivables, prepaid expenses and other assets                              (395)                   59
              Accounts payable and accrued expenses                                              (177)                   (9)
              Tenants' security deposits                                                          (31)                   11
                                                                                              -------               -------
                              Net cash provided by operating activities                           833                 1,238
                                                                                              -------               -------
Investing activities:
      Capital expenditures                                                                       (184)                 (227)
      Distributions from affiliate                                                                 72                 2,080
      Repayment from (loan to) affiliate                                                            -                   100
      Acquisition deposit                                                                        (200)
                                                                                              -------               -------
                         Net cash provided by (used in) investing activities                     (312)                1,953
                                                                                              -------               -------
Financing activities:
      Dividends Paid                                                                           (1,638)               (1,435)
      Net proceeds from mortgage refinancing                                                        -                 3,671
      Proceeds from mortgage borrowings                                                             -                 9,275
      Repayment of mortgages                                                                     (194)                 (168)
      Deferred mortgage costs                                                                       -                  (185)
                                                                                              -------               -------
                         Net cash provided by (used by) financing activities                   (1,832)               11,158
                                                                                              -------               -------

Net increase (decrease) in cash and cash equivalents                                           (1,311)               14,349
Cash and cash equivalents, beginning of period                                                  2,083                   793
                                                                                              -------               -------

Cash and cash equivalents, end of period                                                      $   772              $ 15,142
                                                                                              =======              ========

Supplemental disclosure of cash flow data:
      Interest paid                                                                           $ 1,127               $ 1,149
                                                                                              =======              ========

      Income taxes paid                                                                       $     3               $     3
                                                                                              =======               =======
Supplemental disclosure of non cash Investing and
      financing activities:
      Dividends declared but not paid                                                         $   780               $   624
                                                                                              =======               =======

See Notes to Financial Statements

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

                Basis of presentation:
                    The financial information included herein as at January 31, 2000 and for the three months ended January 31, 2000 and 1999 is unaudited and, in the opinon of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1999 was derived from the Trust's audited annual report for 1999.

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

                Cash and cash equivalents:
                    Financial instruments which potentially subject the Trust to concentrations of credit risk consist primarily of cash and cash equivalents. The Trust considers all highly liquid investments purchased with a maturity of three months or less to be

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies (continued):
                    cash  equivalents.  The Trust   maintains  its cash and cash
                    equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At January 31, 2000, such cash and cash equivalent balances exceeded Federally insured limits by approximately $672,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.


                Depreciation:
                    Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

                Deferred charges:
                    Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $23,000 and $21,000 for the three months ended January 31, 2000 and 1999, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

                Advertising:
                    The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $19,000 and $9,000 for the three months ended January 31, 2000 and 1999, respectively.

                Earnings per share:
                    The Trust has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies (concluded):
                    potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the three months ended January 31, 2000, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. For the three months ended January 31, 2000 and 1999, the Trust had no potentially dilutive common shares.

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

                Summarized financial information of the Affiliate as of January 31, 2000 and October 31, 1999 and for the three months ended January 31, 2000 and 1999 is as follows:

                                                        January 31,     October 31,
                                                           2000           1999
                                                         (In thousands of dollars)
Balance sheet data:
Assets:
Real estate and equipment, net                          $ 14,139      $ 14,190
Other                                                        742           812
                                                        --------      --------
              Total assets                              $ 14,881      $ 15,002
                                                        ========      ========
Liabilities and equity:
Liabilities:
Mortgage payable                                        $ 15,319      $ 15,362
Other                                                        420           378
                                                        --------      --------
              Total liabilities                           15,739        15,740
                                                        --------      --------

Members' equity:
Trust                                                       (342)         (294)
Others                                                      (516)         (444)
                                                        --------      --------
              Total members' equity                         (858)         (738)
                                                        --------      --------

              Total liabilities and members' equity     $ 14,881      $ 15,002
                                                        --------      --------

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note  2 -  Investment  in  affiliate  (concluded):

                                                      Three Months Ended
                                                January 31,          January 31,
                                                     2000                1999
                                                    -----              ------
                                                    (In thousands of dollars)
Income statement data:
Rental revenue                                      $ 696              $  659
Expenses                                              636                 571
                                                    -----              ------
Income from rental operations                          60                  88
Prepayment penalty on mortgage refinancing                               (442)
                                                    -----              ------
              Net income (loss)                     $  60              $ (354)
                                                    =====              ======

Note 3 -  Investments  in marketable securities:
                At January 31, 2000, the Trust's investment in marketable debt securities, all of which were classified as available for sale, consisted of government agency bonds. The maturities for all securities held at January 31, 2000 and October 31, 1999 are as follows:

                                                                         Fair Value
                                                                 ----------------------------
                                                  Amortized       January 31,     October 31,
                                                     Cost            2000            1999
                                                ------------      ----------     ------------
                     One to five years          $ 14,000,000     $13,858,000     $ 13,986,000
                     Five to ten years               500,000         456,000          467,000
                                                ------------      ----------     ------------
                              Totals            $ 14,500,000      14,314,000     $ 14,453,000
                                                ============      ==========     ============

Note 4 - Real estate and equipment:
                Real estate and equipment consists of the following:

                                                         Range of
                                                        Estimated         January 31,          October 31,
                                                       Useful Lives          2000                 1999
                                                       ------------          ----                 ----
                                                                             (In Thousands of Dollars)
                     Land                                                    $ 22,773          $ 22,773
                     Unimproved land                                            2,347             2,354
                     Apartment buildings                 7-40 years            10,787            10,764
                     Commercial buildings and
                        shopping centers                15-50 years            40,752            40,723
                     Construction in progress                                   1,552             1,426
                     Equipment                           3-15 years               531               522
                                                                             --------          --------
                                                                               78,742            78,562
                     Less accumulated deprecition                              15,549            15,121
                                                                             --------          --------
                                                                             $ 63,193          $ 63,441
                                                                             --------          --------

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Mortgages payable:
                Mortgages payable consist of the following:

                                                                            January 31,       October 31,
                                                                                2000              1999
                                                                             --------          --------
                                                                              (In thousands of Dollars)
    Northern Life Insurance Cos. - Frederick, MD (A)                         $ 18,539          $ 18,609
    National Realty funding L.C. - Westwood, NJ (B)                            10,392            10,420
    Larson Financial Resources, Inc. - Spring Lake, NJ (C)                      3,653             3,664
    Summit Bank - Patchogue, NY (D)                                             7,265             7,295
    Larson Financial Resources, Inc. - Wayne, NJ (E)                           10,869            10,898
    Larson Financial Resources, Inc. - River Edge, NJ (F)                       5,308             5,323
    Larson financial Resources, Inc. - Maywood, NJ (G)                          3,851             3,862
                                                                             --------          --------
                  Totals                                                     $ 59,877          $ 60,071
                                                                             --------          --------

                   (A) The mortgage is payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $23,781,000.

                   (B) The mortgage is payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,288,000.

                   (C) The new mortgage is payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $508,000.

                   (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,430,000.

                   (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,614,000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Mortgages payable (concluded):
                   (F) Payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,282,000.

                   (G) Payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New
                           Jersey having a net book value of approximately $920,000.

                Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to January 31, 2000 are as follows:

                  Year Ending
                  January 31,                 Amount

                       2001                 $  764
                       2002                    825
                       2003                    890
                       2004                    961
                       2005                  7,582


                Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt approximates carrying value at January 31, 2000.


Note 6 - Line of credit agreement:
                The Trust has a revolving line of credit agreement with Summit Bank which expires in May 2001. Maximum allowable borrowings under the agreement are $8,000,000. The line of credit bears interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings are secured by apartment buildings in Hasbrouck Heights, New Jersey, Lakewood, New Jersey and Palisades Park, New Jersey as well as a shopping center in Franklin Lakes, New Jersey. There were no outstanding borrowings under the agreement at January 31, 2000 and October 31, 1999. One of the directors of the bank is a trustee of the Trust.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Commitments and contingencies:
                Leases:
                    Retail tenants:
                         The Trust leases retail space having a net book value of approximately $55,576,000 at January 31, 2000 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to January 31, 2000 are as follows:

                             Year Ending
                             January 31,                        Amount

                                 2001                         $  6,426
                                 2002                            6,198
                                 2003                            5,956
                                 2004                            5,466
                                 2005                            4,906
                             Thereafter                         44,949
                                                              --------

                                      Total                    $73,901
                                                               =======

                         The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                         Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for the three months ended January 31, 2000 and 1999 were not material.

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

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Commitments and contingencies (concluded):

                Acquisition:
                The Trust has entered in to an agreement to purchase an existing one story neighborhood shopping center consisting of approximately 99,000 square feet with expansion potential to approximately 131,000 square feet in Olney, MD. The purchase price of $15,150,000 is expected to be financed in part, with a mortgage loan that will not exceed 70% of the appraised value of the shopping center. The balance of the purchase price will be provided from the Registrant's cost and marketable securities. The closing of the purchase is expected to occur late March 2000.


Note 8 - Management agreement and related party transactions:
                The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $221,000 and $204,000 for the three months ended January 31, 2000 and 1999 , respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $13,000 and $68,000 in 2000 and 1999, respectively.


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



                                      * * *

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Registrant is an equity REIT which owns a portfolio of residential apartment and retail properties. The Registrant's revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from its income producing retail properties. The Registrant also receives income from its 40% owned affiliate, Westwood Hills LLC ("Westwood Hills"), which owns a residential apartment property. The Registrant's policy has been to acquire real property for long-term investment.

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

Results of Operations:
Quarters ended January 31, 2000 and 1999
Revenues
For the quarter ended January 31, 2000, total revenue increased 12.8% to $4,138,000 from $3,669,999 for the quarter ended January 31, 1999.

The  revenue  increase  results,   in  part,  from  increased  revenues  at  the
Registrant's   operating  properties:   $187,000,   increased  interest  income:
$110,000, from investing the Registrant's cash equivalents and marketable securities, and a positive swing in the registrant's share of operations at the Registrant's 40% owned affiliate: $166,000.

Real Estate Operations: Revenues from real estate operations increased (5.3%) to $3,860,000 during the quarter ended January 31, 2000 from $3,667,000 for the quarter ended January 31, 1999. The increase came primarily from higher revenues from the Registrant's residential and retail properties. Higher per unit rental collections were experienced at the Registrant's residential properties. Increased revenues at the Registrant's retail properties came primarily from increased occupancy at the Registrant's Franklin Crossing Shopping Center, Franklin Lakes, NJ, and expense reimbursements.

Interest Income: The increase in Interest Income results from the redeployment of approximately $14 million from institutional money market pools (during the quarter ended January 31, 1999) to fixed income, short-to-intermediate term Government Agency bonds (during quarter ended October 31, 1999). However, as a result of the current higher interest rate environment then when the bonds were acquired, the Registrant has recorded an unrealized loss of $139,000 in the market value of these bonds (See Statement of Comprehensive Income).

Earnings From 40% Owned Affiliate: During the prior year's quarter ended January 31, 1999, the Registrant's 40% owned affiliate, Westwood Hills, refinanced its mortgage loan incurring one-time refinancing costs of $440,000. The Registrant's 40% share of these refinancing costs ($176,000) was charged against income during that quarter. No such comparable costs were incurred during the current quarter ended January 31, 2000 contributing to the positive earnings swing of $166,000.

Expenses:
For the quarter ended January 31, 2000 overall expenses increased $204,000 (6.9%) to $3,180,000 from $2,976,000 for the prior year's quarter ended January

31, 1999. The major increases and percentage increases came in the following areas: Real estate operations: $172,000 (21.5%) and Real Estate Taxes: $66,000 (14.8%). Corporate administrative expenses fell 29.8% to $114,000 from $160,000.

Real Estate Operations: Direct operating expenses increased 21.5% to $973,000 for the quarter ended January 31, 2000 from $801,000 for the comparable prior year's quarter. The major increases resulted from higher utility costs due to higher rates; increased landscaping and clean-up costs resulting from hurricane Floyd damages, and other one-time other costs.

Real Estate Taxes: Real Estate Taxes increased 14.8% to $511,000 during the quarter ended January 31, 2000 from $445,000 for the quarter ended January 31, 1999. The bulk of this increase resulted from increased assessments at the Registrant's newer retail properties in Patchogue, NY and Franklin Lakes, NJ. These increases were offset almost entirely by reimbursements from the retail tenants in occupancy at these locations.

General Administrative Expense: These expenses declined 28.8% to $114,000 during the quarter ended January 31, 2000 from $160,000 during the comparable prior year's quarter. The reduction results primarily from lower legal costs and other expenses.

Net Income
For the quarter January 31, 2000 Net Income increased 38.4% to $955,000 ($.61 per share) from $690,000 ($.44 per share) for the quarter ended January 31, 1999.

Net Income from real estate operations declined $55,000 (2.8%) as a result of higher expenses during the current year's quarter compared to the prior year's quarter. Some of the expenses are considered one-time expenses. It is anticipated that future revenues will outpace expenses and that Net Income form real estate operations will increase during the course of the year. The increase in total Net Income resulted from the higher interest income, the increase in the Registrant's share of its earnings in Westwood Hills, and lower General Administrative Expenses (see above).

The Registrant believes that in fiscal 2000 the continued economic strength in the employment markets in which its properties are located should allow the Registrant to realize its current occupancy rates for its apartment properties with a sound support base for its retail properties.

Funds From Operations ("FFO")
FFO is considered by many as a standard measurement of a REIT's performance. The Registrant computes FFO as follows:

                                                   Three Months Ended
                                            January 31,          January 31,
                                              2000                  1999
                                             -------               -------
        Net Income                           $   955               $   690
        Depriciation - Real Estate               432                   421
        Amortization of Deferred
             Mortgage Costs                       23                    21
        Deferred Rents                           (93)                 (103)
        Capital Improvements - Apartments        (60)
        Other                                     22                   197
                                             -------               -------
                    Funds From Operations    $ 1,279               $ 1,154
                                             -------               -------

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

Liquidity and Capital Resources
At January 31, 2000, the Registrant's cash, cash equivalents and marketable securities totaled $15,086,000 compared to $16,536,000 at October 31, 1999. These funds and the funds available from the Registrant's revolving credit line are available for property acquisitions.

At January 31, 2000, the Registrant's aggregate outstanding mortgage debt was approximately $60 million, with a fixed weighted average interest cost of 7.513%, and an average life of 10.97 years. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's operational needs and the increased mortgage obligations. As a result of the long-term fixed rate financing, the Registrant believes that its exposure to market risk relating to interest rate risk is not material. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends. To offset the Registrant's increased debt-carrying costs; the Registrant has invested approximately $14.5 million in short-to-intermediate fixed rate Government Agency Bonds. These bonds yield a weighted average interest of 6.475% and have a weighted maturity of 24.9 months. Since the market value of these bonds are interest rate sensitive, a sale of all or a portion of these bonds prior to maturity in a high interest rate environment, may result in a loss to the Registrant (See Interest Income above).

The Registrant makes capital improvements to its properties when it deems such improvements to be necessary or appropriate. The short term impact of such capital outlays will be to depress the Registrant's current cash flow. The Registrant is now experiencing the benefits of these expenditures by preserving the physical integrity of its properties and securing increased rentals. Other than the apartment rehabilitation program described above, the Registrant has made no commitments and has no understandings for any material capital expenditure during fiscal 2000 other than in the ordinary course of business.

Dividends
For the quarter ended January 31, 2000, the Registrant has declared a dividend of $.50 per share payable on March 15, 2000 to share holders of record on March 1, 2000. This compares to a $.40 per share dividend paid for the quarter ended January 31, 1999.

Acquisition
The Registrant has entered in to an agreement to purchase an existing one-story neighborhood shopping center consisting of approximately 99,000 sq. ft. with expansion potential to approximately 131,000 sq. ft. in Olney, MD. The purchase price of $15,150,000 is expected to be financed, in part, with a mortage loan that will not exceed 70% of the apprised value of the shopping center. The closing of the purchase is expected to occur late March 2000.

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


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK See "Liquidity and Capital Resources" above.

Part II: Other Information

         Item 1. Legal Proceedings
                     None.

         Item 6. Exhibits and Reports of Form 8-K
                     No reports on Form 8-K have been filed during the quarter ended January 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FIRST REAL ESTATE INVESTMENT
                          TRUST OF NEW JERSEY
                          ------------------------------------------------------
                               (Registrant)




Date March __, 2000



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