Form 10-Q
period 2000-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2000-06-12
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended April 30, 2000

                         Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

         New Jersey                                           22-1697095
-------------------------------                           -----------------
(State or other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


505 Main Street, P.O. Box 667, Hackensack, New Jersey              07602
-----------------------------------------------------         -----------------
        (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   201-488-6400
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

                 There were 1,559,788 shares of beneficial interest outstanding at June 12, 1999.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                      INDEX

Part I:  Financial Information

       Item 1: Consolidated Financial Statements


               a.) Balance Sheets as at April 30, 2000 (unaudited) and October 31, 1999;

               b.) Statements of Income, Comprehensive Income and Undistributed Earnings for the Six Months and
                    Three Months Ended April 30, 2000 and 1999 (unaudited);

               c.) Statements of Cash Flows for the Six Months Ended April 30, 2000 and 1999 (unaudited);

               d.)  Notes to Financial Statements (unaudited).

               e.)  Report of Independent Public Accountants

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

       Item 1. Legal Proceedings

       Item 4. Submission of  Matters to a Vote of Security Holders.

       Item 5. Other Events.

       Item 6. Exhibits and Reports on Form 8-K

Item 1: Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                                                                     April 30,          October 31,
                                                                                       2000                1999
                                                                                       ----                ----
                                                                                    (Unaudited)         (See Note 1)
                                                                                    -----------         -----------
                                                                                        (In Thousands of Dollars)
                                                                                        -------------------------
                                     ASSETS
                                     ------
Real estate and equipment, at cost, net of accumulated
      depreciation                                                                      $ 78,680              $ 63,441
Investments in marketable securities                                                       9,331                14,453
Cash and cash equivalents                                                                  1,682                 2,083
Note receivable - related party                                                            1,023
Tenants' security accounts                                                                   751                   771
Sundry receivables                                                                         1,734                 1,326
Prepaid expenses and other assets                                                          1,090                 1,004
Deferred charges, net                                                                      1,398                 1,350

                                                                                  ---------------    ------------------
                                     Totals                                             $ 95,689              $ 84,428
                                                                                  ===============    ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
      Mortgages payable                                                                 $ 70,600              $ 60,071
      Accounts payable and accrued expenses                                                  843                   503
      Cash distributions in excess of earnings and investment in affiliate                   355                   294
      Dividends payable                                                                      779                 1,638
      Tenants' security deposits                                                           1,021                 1,000
      Deferred revenue                                                                       221                   402
                                                                                  ---------------    ------------------
                                     Total liabilities                                    73,819                63,908
                                                                                  ---------------    ------------------
Minority interest                                                                          1,022
                                                                                  ---------------
Commitments and contingencies

Shareholders' equity:
      Shares of beneficial interest without par value; 1,790,000
        shares authorized; 1,559,788 shares issued and outstanding                        19,314                19,314
      Undistributed earnings                                                               1,703                 1,253
      Accumulated other comprehensive income (loss)                                         (169)                  (47)
                                                                                  ---------------    ------------------
                                     Total shareholders' equity                           20,848                20,520
                                                                                  ---------------    ------------------

                                     Totals                                             $ 95,689              $ 84,428
                                                                                  ===============    ==================

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)

                                                                    Six Months                         Three Months
                                                                  Ended April 30,                     Ended April 30,
                                                         ---------------------------------   ----------------------------------
                                                             2000                1999               2000                1999
                                                             ----                ----               ----                ----
                                                                             (In Thousands of Dollars,
                                                                             Except Per Share Amounts)
                                 INCOME
                                 ------
Revenue:
      Rental income                                    $     6,830         $     6,433         $     3,496         $     3,219
      Reimbursements                                           994                 877                 518                 482
      Equity in income (loss) of affiliate                      72                (136)                 48                   6
      Net investment income                                    416                 306                 162                 162
      Sundry income                                            106                  95                  56                  51
                                                       -----------         -----------         -----------         -----------
                                 Totals                      8,418               7,575               4,280               3,920
                                                       -----------         -----------         -----------         -----------

Expenses:
      Operating expenses                                     1,760               1,660                 826                 866
      Management fees                                          319                 306                 166                 153
      Real estate taxes                                      1,038                 899                 527                 454
      Financing costs                                        2,379               2,309               1,229               1,160
      Depreciation                                             900                 845                 468                 424
      Minority interest                                          6                                       6
                                                       -----------         -----------         -----------         -----------
                                 Totals                      6,402               6,019               3,222               3,057
                                                       -----------         -----------         -----------         -----------

Income before state income taxes                             2,016               1,556               1,058                 863
Provision for state income taxes                                 7                   5                   4                   2
                                                       -----------         -----------         -----------         -----------
Net income                                             $     2,009         $     1,551         $     1,054         $       861
                                                       ===========         ===========         ===========         ===========
Basic earnings per share                               $      1.29         $      0.99         $      0.68         $      0.55
                                                       ===========         ===========         ===========         ===========

Basic weighted average shares outstanding                1,559,788           1,559,788           1,559,788           1,559,788
                                                       ===========         ===========         ===========         ===========

                          COMPREHENSIVE INCOME
                          --------------------
Net income                                             $     2,009         $     1,551         $     1,054         $       861
Other comprehensive income -
      unrealized (loss) gain on marketable securities         (122)                                     17

                                                       -----------         -----------         -----------         -----------
Comprehensive income                                   $     1,887         $     1,551         $     1,071         $       861
                                                       ===========         ===========         ===========         ===========

                                                                 Six Months                             Three Months
                                                               Ended April 30,                         Ended April 30,
                                                      ---------------------------------       ----------------------------------
                                                           2000                1999                2000                1999
                                                           ----                ----                ----                ----
                                                                             (In Thousands of Dollars,
                                                                             Except Per Share Amounts)
                         UNDISTRIBUTED EARNINGS
                         ----------------------
Balance, beginning of period                           $     1,253         $     1,048         $     1,428         $     1,114
Net income                                                   2,009               1,551               1,054                 861
Less dividends                                              (1,559)             (1,248)               (779)               (624)

                                                       -----------         -----------         -----------         -----------
Balance, end of period                                 $     1,703         $     1,351         $     1,703         $     1,351
                                                       ===========         ===========         ===========         ===========

Dividends per share                                    $      1.00         $      0.80         $      0.50         $      0.40
                                                       ===========         ===========         ===========         ===========

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                              (Unaudited)                                          2000           1999
                                                                                   ----           ----
                                                                                 (In Thousands of Dollars)
                                                                                 -------------------------
Operating activities:
      Net income                                                                $  2,009         $  1,551
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                              985              918
          Equity in (income) loss of affiliate                                       (72)             136
          Deferred revenue                                                          (181)             (20)
          Minority interest                                                            6
          Changes in operating assets and liabilities:
              Tenants' security accounts                                              20              (51)
              Sundry receivables, prepaid expenses and other assets                 (501)             (34)
              Deferred charges                                                       (71)            (106)
              Accounts payable and accrued expenses                                  340              (23)
              Tenants' security deposits                                              21               41
                                                                                --------         --------
                            Net cash provided by operating activities              2,556            2,412
                                                                                --------         --------

Investing activities:
      Capital expenditures                                                          (491)            (240)
      Distributions from affiliate                                                   132            2,120
      Repayment from affiliate                                                        --              100
      Sale of marketable securities                                                5,000
      Acquisition of partnership interest                                         (4,728)
                                                                                --------         --------
                          Net cash provided by (used in) investing activities        (87)           1,980
                                                                                --------         --------

Financing activities:
      Dividends paid                                                              (2,417)          (2,059)
      Net proceeds from mortgage refinancing                                          --            3,671
      Proceeds from mortgage borrowings                                               --            9,275
      Repayment of mortgages                                                        (391)            (351)
      Deferred mortgage costs                                                        (62)            (185)
                                                                                --------         --------
                            Net cash provided by (used in) financing activities   (2,870)          10,351
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents                                (401)          14,743
Cash and cash equivalents, beginning of period                                     2,083              793

                                                                                --------         --------
Cash and cash equivalents, end of period                                        $  1,682         $ 15,536
                                                                                ========         ========

                                                                                  2000            1999
                                                                                  ----            ----
                                                                                (In Thousands of Dollars)
                                                                                -------------------------
Supplemental disclosure of cash flow data:

      Interest paid                                                             $  2,331         $  2,309
                                                                                ========         ========
      Income taxes paid                                                         $      7         $      3
                                                                                ========         ========


Supplemental disclosure of noncash investing and financing activities:

          During the six months ended April 30, 2000, the Trust completed an acquisition of a 98,800 square foot retail property in Olney, MD for approximately $15,648,000, in part, with the proceeds of a $10,920,000 mortgage (see Note 2).

          During the six months  ended  April 30,  2000 and 1999,  the Trust had
          dividends   declared   but  not  paid  of   $779,000   and   $624,000,
          respectively.

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Basis of presentation:
The financial information included herein as at April 30, 2000 and for the six and three months ended April 30, 2000 and 1999 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1999 was derived from the Trust's audited annual report for 1999.

The results of the Trust's operations for the six and three months ended April 30, 2000 are not necessarily indicative of the results of operations for the full year ending October 31, 2000.

Principles of consolidation: The consolidated financial statements include the accounts of the Trust and subsequent to March 29, 2000 its 75%-owned subsidiary, S and A Commercial Associates Limited Partnership ("S and A") a Maryland limited partnership. The consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by the Trust reflected as "minority interest." All significant intercompany accounts and transactions have been eliminated in consolidation (see Note 2).

Investment in affiliate:

The Trust's 40% investment in Westwood Hills, LLC ("WHLLC") is accounted for using the equity method.

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Investments in marketable securities:

Investments in marketable debt securities classified as "available for sale" are recorded at fair value and unrealized gains and losses are reported as accumulated other comprehensive income (loss) within shareholders' equity.

Cash and cash equivalents:
Financial instruments which potentially subject the Trust to concentrations of credit risk consist primarily of cash and cash equivalents. The Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Trust maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At April 30, 2000, such cash and cash equivalent balances exceeded Federally insured limits by approximately $1,582,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

Depreciation:
Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

Deferred charges:
Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in financing costs and approximated $48,000 and $44,000 for the six months ended April 30, 2000 and 1999, respectively, and approximately $25,000 and $23,000 for the three months ended April 30, 2000 and 1999, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

Advertising: The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $32,000 for each of the six months ended April 30, 2000 and 1999, and approximately $19,000 and $23,000 for the three months ended April 30, 2000 and 1999, respectively.

Earnings per share: The Trust presented "basic" earnings per share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period.

The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the six and three months ended April 30, 2000, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. For the six and three months ended April 30, 1999, the Trust had no potentially dilutive common shares.

Note 2 - Investment in affiliates:

The Trust is a 40% member of WHLLC, a limited liability company that is managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of WHLLC are either trustees of the Trust or their families or officers of Hekemian. WHLLC owns a residential apartment complex located in Westwood, New Jersey.

Summarized financial information of WHLLC as of April 30, 2000 and October 31, 1999 and for the six and three months ended April 30, 2000 and 1999 is as follows:

                                                                       April 30,            October 31,
                                                                         2000                  1999
                                                                         ----                  ----
                                                                           (In thousands of dollars)
          Balance sheet data:
          Assets:
          Real estate and equipment, net                                   $ 14,086        $ 14,190
          Other                                                                 673             812
                                                                     ---------------    ----------------
                    Total assets                                           $ 14,759        $ 15,002
                                                                     ===============    ================

          Liabilities and equity:
          Liabilities:
          Mortgage payable                                                 $ 15,275        $ 15,362
          Other                                                                 371             378
                                                                     ---------------    ----------------
                    Total liabilities                                        15,646          15,740
                                                                     ---------------    ----------------

          Members' deficiency:
          Trust                                                                (355)           (294)
          Others                                                               (532)           (444)
                                                                     ---------------    ----------------
                    Total members' deficiency                                  (887)           (738)
                                                                     ---------------    ----------------

                    Total liabilities and members' deficiency              $ 14,759        $ 15,002
                                                                     ===============    ================

                                                         Six Months Ended                 Three Months Ended
                                                             April 30,                        April 30,
                                                 -------------------------------   --------------------------
                                                        2000              1999          2000          1999
                                                        ----              ----          ----          ----
                                                                       (In thousands of dollars)
Income statement data:
Rental revenue                                         $ 1,407          $ 1,334            711         $ 675
Expenses                                                 1,227            1,233            591           662
                                                 --------------    -------------   ------------   -----------
Income from rental operations                              180              101            120            13
Prepayment penalty on mortgage refinancing                                 (442)
                                                 --------------    -------------   ------------   -----------

              Net income (loss)                          $ 180           $ (341)         $ 120          $ 13
                                                 ==============    =============   ============   ===========

On March 29, 2000, the Trust acquired 100% of S and A, whose only asset is a neighborhood shopping center in Olney, MD. The shopping center contains 98,848 square feet of gross leaseable area situated on approximately 13 acres of land. Approximately 11 acres of the land are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.

The purchase price of S and A was approximately $15,648,000 of which $4,728,000 was paid in cash and $10,920,000 was financed by the proceeds of a mortgage. The Trust agreed to sell a 25% interest in S and A, as of March 29, 2000, to a group consisting of shareholders of the Trust and employees of Hekemian on the same basis and cost as to the Trust. The unpaid purchase price of the 25% interest accrues interest at the Trust's prevailing borrowing rate and the receivable and interest is anticipated to be repaid within the next quarter.

The accompanying consolidated financial statements reflect the operations of the shopping center since acquisition.

The following unaudited pro forma information (in thousands of dollars, except per share amounts) shows the results of operations for the six and three months ended April 30, 2000 and 1999 as through S and A had been acquired at the beginning of fiscal 1999:

                                              Six Months Ended               Three Months Ended
                                                  April 30,                       April 30,
                                       ------------------------------   ----------------------------
                                          2000              1999           2000            1999
                                          ----              ----           ----            ----
                                                         (In thousands of dollars)
Rental revenue                              $ 9,176          $ 8,588         4,588          $ 4,442
Expenses                                      7,220            7,002         3,574            3,541
                                       -------------    -------------   -----------    -------------
Income before minority interest               1,956            1,586         1,014              901
Minority interest                                12               24             3               18
                                       -------------    -------------   -----------    -------------

              Net income                    $ 1,944          $ 1,562       $ 1,011            $ 883
                                       =============    =============   ===========    =============

              Earnings per share             $ 1.25           $ 1.00        $ 0.65           $ 0.57
                                       =============    =============   ===========    =============

The unaudited pro forma results include adjustments for depreciation based on the purchase price, increased interest expense, and reduced net investment income related to assets utilized to make the acquisition, and obligations incurred to complete the transaction.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 1999 or of future results of operations of the Trust's combined properties.

Note 3 - Investments in marketable securities:

At April 30, 2000, the Trust's investment in marketable debt securities, all of which were classified as available for sale, consisted of government agency bonds. The maturities for all securities held at April 30, 2000 are as follows:


                                      Amortized
                                        Cost               Fair Value
                                  -----------------    ------------------
                                        (In Thousands of Dollars)
              One to five years        $ 9,000              $ 8,876
              Five to ten years            500                  455
                                  -----------------    ------------------
                      Totals           $ 9,500              $ 9,331
                                  =================    ==================

Note 4 - Real estate and equipment:

     Real estate and equipment consists of the following:

                                                    Range of
                                                   Estimated       April 30,          October 31,
                                                  Useful Lives       2000                1999
                                                  -------------      ----                ----
                                                                    (In Thousands of Dollars)
              Land                                                  $ 23,830          $ 22,773
              Unimproved land                                          2,356             2,354
              Apartment buildings                  7-40 years         10,847            10,764
              Commercial buildings and
                 shopping centers                  15-50 years        56,139            40,723
              Construction in progress                                   973             1,426
              Equipment                            3-15 years            553               522
                                                                 --------------    --------------
                                                                      94,698            78,562
              Less accumulated deprecition                            16,018            15,121
                                                                 --------------    --------------
                       Totals                                       $ 78,680          $ 63,441
                                                                 ==============    ==============

Note 5 - Mortgages payable:
     Mortgages payable consist of the following:

                                                                             April 30,           October 31,
                                                                               2000                 1999
                                                                               ----                 ----
                                                                              (In thousands of Dollars)

              Nothern Life Insurance Cos. - Frederick, MD (A)                $ 18,467            $ 18,609
              National Realty Funding L.C. - Westwood, NJ (B)                  10,364              10,420
              Larson Financial Resources, Inc. - Spring Lake, NJ (C)            3,643               3,664
              Summit Bank - Patchogue, NY (D)                                   7,234               7,295
              Larson Financial Resources, Inc. - Wayne, NJ (E)                 10,839              10,898
              Larson Financial Resources, Inc. - River Edge, NJ (F)             5,293               5,323
              Larson financial Resources, Inc. - Maywood, NJ (G)                3,840               3,862
              Summit Bank - Olney, MD (H)                                      10,920
                                                                      ----------------    ----------------
                            Totals                                           $ 70,600            $ 60,071
                                                                      ================    ================

(A) Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $23,627,000.

(B) Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,266,000.

(C) Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $502,000.

(D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,373,000.

(E) Payable in monthly instalments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,613,000.

(F) Payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,271,000.

(G) Payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $916,000.

(H) Interest only is payable monthly at 175 basis points over the 90 day LIBOR rate, and resets every 90 days. The current rate is 8.03%. The mortgage, which is due on March 28, 2002, is secured by a shopping center in Olney, MD having a net book value of approximately $15,632,000.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to April 30, 2000 are as follows:

       Year Ending
        April 30,           Amount
       -----------         --------
         2001              $    779
         2002                11,761
         2003                   907
         2004                   979
         2005                 7,557

Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt approximates carrying value at April 30, 2000.

Note 6 - Line of credit agreement:

The Trust had an $8,000,000 revolving line of credit agreement that expired in May 2000. The Trust is currently negotiating to extend the credit agreement to May 2001.

Note 7 - Commitments and contingencies:

Leases:
Retail tenants:
The Trust leases retail space having a net book value of approximately $71,093,000 at April 30, 2000 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to April 30, 2000 are as follows:

       Year Ending
        April 30,              Amount
       -----------            --------
         2001                 $  7,900
         2002                    7,677
         2003                    7,449
         2004                    6,698
         2005                    6,066
         Thereafter             49,597
                              --------
                  Total       $ 85,387
                              ========

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for the six and three months ended April 30, 2000 and 1999 were not material.

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

Ground lease:
The Trust's shopping center in Olney, MD is on approximately 13 acres of land. Two acres are owned by the Trust in Fee Simple, and the balance of the land (11 acres) is subject to a ground lease expiring in 2078. Under the terms of the ground lease, the Trust is obligated to pay a fixed annual rental of $79,956 plus 2-1/2% of annual net rental collections. The Trust is also obligated for the payment of real estate taxes and insurance.

Note 8 - Management agreement and related party transactions:

Hekemian manages the properties owned by the Trust. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $319,000 and $306,000 for the six months ended April 30, 2000 and 1999; and approximately $167,000 and $153,000 for the three months ended April 30, 2000 and 1999, respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisition of the retail center in Olney, MD and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $499,000 and $121,000 for the six months ended April 30, 2000 and 1999; and $485,000 and $55,000 for the three months ended April 30, 2000 and 1999, respectively.

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

The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The Board of Trustees will determine the actual terms of each award. Upon ratification of the Plan on April 7,1999, the Trust issued 188,500 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $30 per share. The options, all of which are outstanding at October 31, 1999, are exercisable through September 2008.

In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Trust will recognize compensation costs as a result of the issuance of restricted share and other share-based awards based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the recipient must pay to acquire the stock. Therefore, the Trust will not be required to recognize compensation expense as a result of any grants of stock options, restricted share and other share-based awards at an exercise price that is equivalent to or greater than fair value. The Trust will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

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

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Trustees and Shareholders
First Real Estate Investment Trust of
 New Jersey


We have reviewed the accompanying consolidated balance sheet of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY as of April 30, 2000, and the related consolidated statements of income, comprehensive income and undistributed earnings for the six and three months ended April 30, 2000 and the consolidated statement of cash funds for the six months ended April 30, 2000. These consolidated financial statements are the responsibility of the Trust's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the consolidated financial statements referred to above, we are not aware of any material modifications that should be made to accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, In accordance with generally accepted auditing standards, the balance sheet of the Trust as of October 31, 1999, and the related statements of income, comprehensive income and undistributed earnings and cash flows for the year then ended which are not presented herein, and in our report dated November 22, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of October 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying statements of income, comprehensive income and undistributed earnings for the six and three months ended April 30, 1999 and the statement of cash flows for the six months ended April 30, 1999 were not audited or reviewed by us and accordingly, we do not express an opinion or any other form of assurance of them.

                                        J. H. Cohn LLP

Roseland, New Jersey
May 16, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Registrant is an equity REIT that owns a portfolio of residential apartment and retail properties, and undeveloped land. The Registrant's revenues consist primarily of fixed rental income and additional rent in the form of percentage rents and expense reimbursements derived from its income producing retail properties. The registrant also receives income form its 40% owned affiliate, Westwood Hill LLC, which owns a residential apartment property. The Registrant's policy has been to acquire real property for long-term investment.

The following discussion should b read in conjunction with the Registrant's financial statements and related notes included elsewhere in this Form 10-Q. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this Form 10-Q, which could cause actual results to differ materially from those projected.

Results of Operations
Six months ended April 30, 2000 vs. 1999
Acquisition

On March 29, 2000, the Registrant completed the acquisition of the Olney Town Center ("Olney"), in Olney, MD. Olney is a 98,848 sq. ft. neighborhood shopping center with expansion potential to 131,000 sq. ft. The center is 91.5% occupied. The shopping center is situated on approximately 12.9 acres of land.
Approximately 10.9 areas are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.

The center was acquired by purchasing 100% of the partnership units of S and A Commercial Associates Limited Partnership ("S and A"). S and A's only asset at the purchase closing date was the shopping center. The purchase price of the center, approximately $15,648,000, was financed, in part, with the proceeds of a $10,920,000 mortgage, with the balance of the purchase price being supplied from the proceeds from liquidating a portion of the Registrant's marketable securities.

The Registrant has agreed to sell, as of March 29, 2000, a 25% interest in S and A to a group consisting of shareholders of the Registrant and employees of Hekemian & Co., Inc. on the same basis and cost as to the Registrant. The accompanying consolidated financial statements include the operations of Olney since the acquisition date which are summarized as follows:

                                   Six and Three Months        % Of Consolidated
                                           Ended              Period Ended 4/30/00
                                          4/30/00          Six Months      Three Months
                                          -------          ----------      ------------
Selected Income Statement Data:
Revenues                                $ 185,000               2.2%               4.3%
                                    --------------
Expenses                                   49,000               1.6%               3.2%
Depreciation                               31,000               3.4%               6.6%
Financing Costs                            83,000               3.5%               6.8%
Minority Interest                           6,000             100.0%             100.0%
                                    --------------
              Total Expenses              169,000               2.6%               5.2%
                                    --------------

Net Earnings                             $ 16,000               0.8%               1.5%
                                    ==============       ============    ===============

Earnings Per Share                       $   0.01               0.8%               1.5%
                                    ==============       ============    ===============


                                               As At                As At
                                              4/30/00              4/30/00
                                              -------              -------
Selected Balance Sheet Data:
Real Estate                               $ 15,632,000              19.9%
Other Assets                                   194,000               1.1%
Mortgages Payable                           10,920,000              15.5%
Other Liabilities                              555,000              17.2%

Revenues

For the six months ended April 30, 2000 ("Current Period"), total revenues increased 11.1% to $8,418,000 from $7,575,000 for the six months ended April 30, 1999 ("Prior Period"). The revenue increase results, in part, from a $525,000 increase in revenues from the Registrant's operating properties, a $110,000 increase in net investment income from investing the Registrant's cash equivalents and marketable securities, and a positive swing in the Registrant's share of operations at the Registrant's 40% owned affiliate of $208,000.

Real Estate Operations: Revenues from real estate operations for the Current Period increased 7.1% to $7,930,000 from $7,405,000 for the Prior Period. The increase came, in part, from higher revenues at the Registrant's residential properties from higher per unit net rental collections off-setting a 2.2% decline to 92.9% in overall occupancy; and increased revenues at the Registrant's retail properties. The increase at the Registrant's retail properties resulted primarily from increased fixed rents and expense reimbursements. These increases resulted, primarily, from increased occupancy at the Registrant's Franklin Crossing (Franklin Lakes, NJ) shopping center and Olney.

Net Investment Income: The increase in net investment income results from earning higher interest rates from the redeployment (during the quarter ended October 31, 1999) of funds from institutional money market pools to fixed income, short-to-intermediate term Government Agency bonds. The increase of $110,000 for the Current Period is net of a $68,000 loss from the sale of bonds used for the cash portion of the purchase price of Olney.

Earnings From 40% Owned Affiliate: During the Prior Period the Registrant's 40% owned affiliate, Westwood Hills LLC, refinanced its mortgage loan incurring one-time refinancing costs of $440,000. The Registrant's 40% share of these costs ($176,000) was charged against income during the Prior Period. No such comparable costs were incurred during the Current Period contributing to the positive earnings swing of $208,000.

Expenses:
For the Current Period, overall expenses increased $383,000 (6.4%) to $6,402,000 from $6,019,000 for the Prior Period. The major increases and percentage increases came in the following areas: Real estate operations $162,000 (11.6%); real estate taxes $139,000 (15.4%) and depreciation $55,000 (6.5%). Corporate administrative expenses fell $61,000 (23.8%).

The majority of expense increases came from the acquisition of Olney during the Current Period, and the consolidation of its operations. Overall expenses excluding Olney increased 3.6%.

Net Income

For the Current Period Net Income increased $458,000 (29.5%) to $2,009,000 ($1.29 per share) from $1,551,000 ($.99 per share) for the Prior Period.

The earning component increases during the Current Period over the Prior Period are as follows:

                                                       Current Period
                                                          Changes

          Real Estate Operations                         $ 204,000
          Net Investment Income                            110,000
          Equity In Income of Affiliate                    208,000
          Financing Costs                                  (70,000)
          Depreciation                                     (55,000)
          Administrative Costs                              61,000

                                                 ------------------
            Increase In Net Income                       $ 458,000
                                                 ==================

 The Registrant believes that in fiscal 2000 the continued economic strength in the employment markets in which its properties are located should allow the Registrant to realize or increase its current occupancy rates for its apartment properties with a sound support base for its retail properties.

Funds From Operations ("FFO")

FFO is considered by many as a standard measurement of a REIT's performance. The Registrant computes FFO as follows:

                                                      Six Months Ended                 Three Months Ended
                                                -----------------------------     ----------------------------
                                                     4/30/00         4/30/99            4/30/00       4/30/99
                                                     -------         -------            -------       -------
Net Income                                           $ 2,009         $ 1,551            $ 1,054         $ 861
Depreciation - Real Estate                               900             845                468           424
Amortization of Deferred Mortgage Costs                   48              44                 25            23
Deferred Rents                                          (196)           (207)              (103)         (103)
Capital Improvement - Apartments                        (115)            (84)               (82)          (35)
Other                                                     45             225                 22            26
                                                -------------  --------------     --------------  ------------
             Funds From Operations                   $ 2,691         $ 2,374            $ 1,384        $1,196
                                                =============  ==============     ==============  ============

FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by certain other REIT's may vary materially from that of the Registrant, and therefore the Registrant's FFO and the FFO of other REIT's may not be directly comparable.

Liquidity and Capital Resources

At April 30, 2000, the Registrant's cash, cash equivalents and marketable securities totaled $11,013,000 compared to $16,536,000 at October 31, 1999. The principal reason for the reduction was the liquidation of marketable securities to be used for the cash purchase price of Olney. These funds and the funds available from the Registrant's revolving credit line are available for property acquisitions. At April 30, 2000, the Registrant's aggregate outstanding mortgage debt was approximately $70.6 million. Approximately $59.7 million has a fixed weighted average interest rate of 7.513%, and an average life of 10.73 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets every 90 days. This mortgage is due March 28, 2002 and can be extended for one additional year. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's operational needs and the increased mortgage obligations. The Registrant believes that its exposure to market risk relating to interest rate risk is not material since most of its mortgage debt is long term with fixed rate financing. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends. To offset the Registrant's increased debt-carrying costs, the Registrant has invested approximately $9.5 million in short-to-intermediate fixed rate Government Agency Bonds. These bonds yield a weighted average interest of 6.483% and have a weighted maturity of 25.9 months. Since the market value of these bonds are interest rate sensitive, a sale of all or a portion of these bonds prior to maturity in a high interest rate environment, may result in a loss to the Registrant (See Net Investment Income above).

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

Results of Operations
Three months ended April 30, 2000 vs. 1999
Revenues

For the three months ended April 30, 2000 ("Current Quarter") total revenues increased 9.2% to $4,280,000 from $3,920,000 for the three months ended April 30, 1999 ("Prior Quarter"). The revenue increase results, for the most part, from $318,000 of increased revenues at the Registrant's operating properties, which include $185,000 at Olney. The balance of the revenue increase of $42,000 comes from the Registrant's share of its equity in improved operating results at its 40% owned affiliate, Westwood Hills LLC.

To fund the cash purchase price of the Olney shopping center the Registrant sold fixed income marketable securities prior to their maturity dates. As a result of the current higher interest rate environment than when the securities were purchased, the sale resulted in a loss of $68,000, which was charged against Net Investment Income.

Expenses

Expenses for the Current Quarter increased $165,000 (5.4%) to $3,222,000 from $3,057,000 for the Prior Quarter. Almost the entire increase is attributable to the consolidation of Olney's operations. (See Acquisition). Without Olney, expenses would have been flat, with reductions in real estate operating expenses offsetting slight increases in the other categories.

Net Income

Net Income for the Current Quarter increased 22.4% to $1,054,000 ($.68 per share) from $861,000 ($.55 per share) for the Prior Quarter. The increase was attributable to higher earnings at the operating properties and increased earnings from the Registrant's 40% owned affiliate.

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

It has been the Registrant's policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year's net income and taxable income. For the Registrant's preceding fiscal years ended October 31, 1999 and 1998, the fourth quarter dividend was $1.05 and $.92 per share respectively.

Cash dividends declared through the six months ended April 30, 2000 and 1999 are as follows:

-----------------------------------------------------------------------
                                FISCAL 2000                FISCAL 1999
                                -----------                -----------
 First Quarter                    $ .50                      $ .40
 Second Quarter                   $ .50                      $ .40
                                --------                    --------
     Year To Date                 $1.00                      $ .80
                                --------                    --------
----------------------------------------------------------------------

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

         See  "Liquidity and Capital Resources" above.

Part II: Other Information

Item 1. Legal Proceedings
         None.

Item 4. Submission of Matters to a Vote of Security Holders.

                  The following maters were submitted to a vote of security holders at the Registrant's Annual Meeting of Shareholders held on April 12, 2000.

                  Election of Trustees

                  The Shareholders re-elected Mr. Herbert C. Klein to serve as Trustees for an additional three (3) term. The balloting for election was as follows:

         NOMINEE                    FOR             AGAINST         ABSTAINED
--------------------------- ------------------- ---------------  ---------------
     Herbert C. Klein            1,405,155             0             154,633
--------------------------- ------------------- ---------------  ---------------

Item 5. Other Events

         None

Item 6. Exhibits and Reports of Form 8-K

                  No reports on Form 8-K have been filed during the six months ended April 30, 2000.

        Exhibit Numbers
        ---------------

               27.              Financial Data Schedule

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


                                               FIRST REAL ESTATE INVESTMENT
                                                  TRUST  OF  NEW  JERSEY
                                               ----------------------------
                                                      (Registrant)

Date June 12, 2000

                                               /s/ William R. DeLorenzo, Jr.
                                               ----------------------------
                                               William R. DeLorenzo, Jr.
                                               Executive Secretary and Treasurer


*Print name and title of the signing officer under his signature.