Form 10-Q
period 2000-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2000-09-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended July 31, 2000             Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             (exact name of registrant as specified in its charter)


         New Jersey                                              22-1697095
-------------------------------                            --------------------
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


  505 Main Street, P.O. Box 667, Hackensack, New Jersey              07602
------------------------------------------------------------   -----------------
     (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   201-488-6400
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

                             Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 1,559,788 shares of beneficial interest outstanding at September 13, 2000.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------

                                      INDEX
                                      -----

Part I: Financial Information

  Item 1:  Consolidated Financial Statements

      a.) Balance Sheets as at July 31, 2000 (unaudited) and October 31, 1999;

      b.) Statements of Income, Comprehensive Income and Undistributed Earnings
          For the Nine and Three Months Ended July 31, 2000 and 1999
          (unaudited);

      c.) Statements of Cash Flows for the Nine Months Ended
          July 31, 2000 and 1999 (unaudited);

      d.) Notes to Financial Statements (unaudited).

      e.) Report of Independent Public Accountants.

  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3: Quantitative and Qualitative Disclosures of Market Risk.

Part II: Other Information

         Item 1. Legal Proceedings

         Item 4. Submission of Matters to a Vote of Security Holders.

         Item 5. Other Events.

         Item 6. Exhibits and Reports on Form 8-K

Item 1: Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                                        July 31,          October 31,
                                                                                          2000                1999
                                                                                          ----                ----
                                                                                       (Unaudited)        (See Note 1)
                                                                                           (In Thousands of Dollars)
                                   ASSETS
                                   ------
Real estate and equipment, at cost, net of accumulated
      depreciation                                                                        $ 78,353            $ 63,441
Investments in marketable securities                                                         9,380              14,453
Cash and cash equivalents                                                                    2,360               2,083
Note receivable - related party                                                              1,044
Tenants' security accounts                                                                     755                 771
Sundry receivables                                                                           2,019               1,326
Prepaid expenses and other assets                                                            1,142               1,004
Deferred charges, net                                                                        1,424               1,350
                                                                                   ----------------   -----------------
                                   Totals                                                 $ 96,477            $ 84,428
                                                                                   ================   =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Liabilities:
      Mortgages payable                                                                   $ 70,418            $ 60,071
      Accounts payable and accrued expenses                                                    823                 503
      Cash distributions in excess of earnings and investment in affiliate                     359                 294
      Dividends payable                                                                        780               1,638
      Tenants' security deposits                                                             1,078               1,000
      Deferred revenue                                                                         459                 402
                                                                                   ----------------   -----------------
                                   Total liabilities                                        73,917              63,908
                                                                                   ----------------   -----------------

Minority interest                                                                            1,034
                                                                                   ----------------
Commitments and contingencies

Shareholders' equity:
      Shares of beneficial interest without par value; 1,790,000
        shares authorized; 1,559,788 shares issued and outstanding                          19,314              19,314
      Undistributed earnings                                                                 2,332               1,253
      Accumulated other comprehensive income (loss)                                           (120)                (47)
                                                                                   ----------------   -----------------
                                   Total shareholders' equity                               21,526              20,520
                                                                                   ----------------   -----------------

                                   Totals                                                 $ 96,477            $ 84,428
                                                                                   ================   =================

See Notes to Consolidated Financial Statements

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND UNDISTRIBUTED EARNINGS
               NINE AND THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                   (Unaudited)

                                                                       Nine Months                             Three Months
                                                                      Ended July 31,                          Ended July 31,
                                                            ----------------------------------      --------------------------------
                                                                2000                1999                    2000              1999
                                                                ----                ----                    ----              ----
                                                                                        (In Thousands of Dollars,
                                                                                        Except Per Share Amounts)
                                   INCOME
                                   ------
Revenue:
      Rental income                                               $ 10,703          $  9,778             $  3,873          $ 3,345
      Reimbursements                                                 1,555             1,277                  561              400
      Equity in income (loss) of affiliate                             107               (93)                  35               43
      Net Investment Income                                            620               490                  204              184
      Sundry income                                                    326               162                  219               67
                                                            ---------------   ---------------       --------------    -------------
                                   Totals                           13,311            11,614                4,892            4,039
                                                            ---------------   ---------------       --------------    -------------

Expenses:
      Operating expenses                                             2,530             2,446                  769              786
      Management fees                                                  512               460                  193              154
      Real estate taxes                                              1,603             1,367                  565              468
      Financing costs                                                3,779             3,466                1,400            1,157
      Depreciation                                                   1,442             1,277                  542              432
      Minority interest                                                 17                                     11
                                                            ---------------   ---------------       --------------    -------------
                                   Totals                            9,883             9,016                3,480            2,997
                                                            ---------------   ---------------       --------------    -------------

Income before state income taxes                                     3,428             2,598                1,412            1,042
Provision for state income taxes                                        10                 9                    3                4
                                                            ---------------   ---------------       --------------    -------------
Net income                                                        $  3,418          $  2,589             $  1,409          $ 1,038
                                                            ===============   ===============       ==============    =============
Basic earnings per share                                          $   2.19          $   1.66             $   0.90          $  0.67
                                                            ===============   ===============       ==============    =============

Basic weighted average shares outstanding                        1,559,788         1,559,788            1,559,788        1,559,788
                                                            ===============   ===============       ==============    =============

                            COMPREHENSIVE INCOME
                            --------------------

Net income                                                        $  3,418          $  2,589             $  1,409          $ 1,038
Other comprehensive income (loss)-
      unrealized gain (loss) on marketable securities                  (73)                                    49
                                                            ---------------   ---------------       --------------    -------------
Comprehensive income                                              $  3,345          $  2,589             $  1,458          $ 1,038
                                                            ===============   ===============       ==============    =============
                            UNDISTRIBUTED EARNINGS
                            ----------------------

Balance, beginning of period                                      $  1,253          $  1,048             $  1,703          $ 1,351
Net income                                                           3,418             2,589                1,409            1,038
Less dividends                                                      (2,339)           (1,872)                (780)            (624)
                                                            ---------------   ---------------       --------------    -------------
Balance, end of period                                            $  2,332          $  1,765             $  2,332          $ 1,765
                                                            ===============   ===============       ==============    =============

Dividends per share                                               $   1.50          $   1.20             $   0.50          $  0.40
                                                            ===============   ===============       ==============    =============

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                   (Unaudited)

                                                                                            2000                1999
                                                                                            ----                ----
                                                                                            (In Thousands of Dollars)

Operating activities:
      Net income                                                                           $ 3,418            $  2,589
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                      1,581               1,391
          Equity in (income) loss of affiliate                                                (107)                 93
          Deferred revenue                                                                      57                (141)
          Minority interest                                                                     17
          Changes in operating assets and liabilities:
              Tenants' security accounts                                                        16                  (3)
              Sundry receivables, prepaid expenses and other assets                           (858)               (132)
              Deferred charges                                                                (151)               (112)
              Accounts payable and accrued expenses                                            320                 (90)
              Tenants' security deposits                                                        78                  (2)
                                                                                   ----------------   -----------------
              Net cash provided by operating activities                                      4,371               3,593
                                                                                   ----------------   -----------------
Investing activities:
      Capital expenditures                                                                    (706)               (356)
      Distributions from affiliate                                                             172               2,121
      Repayment from affiliate                                                                   -                 100
      Sale of marketable securities                                                          5,000
      Acquisition of partnership interest                                                   (4,728)
                                                                                   ----------------   -----------------
              Net cash provided by (used in) investing activities                             (262)              1,865
                                                                                   ----------------   -----------------
Financing activities:
      Dividends paid                                                                        (3,197)             (2,683)
      Net proceeds from mortgage refinancing                                                     -               3,671
      Proceeds from mortgage borrowings                                                          -               9,275
      Repayment of mortgages                                                                  (573)               (537)
      Deferred mortgage costs                                                                  (62)               (185)
                                                                                   ----------------   -----------------
              Net cash provided by (used in) financing activities                           (3,832)              9,541
                                                                                   ----------------   -----------------

Net increase in cash and cash equivalents                                                      277              14,999
Cash and cash equivalents, beginning of period                                               2,083                 793
                                                                                   ----------------   -----------------
Cash and cash equivalents, end of period                                                   $ 2,360            $ 15,792
                                                                                   ================   =================
Supplemental disclosure of cash flow data:
      Interest paid                                                                        $ 3,699            $  3,399
                                                                                   ================   =================
      Income taxes paid                                                                    $    10            $      9
                                                                                   ================   =================

Supplemental disclosure of noncash investing and financing activities:

     During the nine months ended July 31, 2000, the Trust completed an acquisition of a 98,800 square foot retail property in Olney, MD for approximately $15,648,000, in part, with the proceeds of a $10,920,000 mortgage.

     During the nine months ended July 31, 2000 and 1999, the Trust had dividends declared but not paid of $780,000 and $624,000, respectively.

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

Basis of presentation:

The financial information included herein as at July 31, 2000 and for the nine and three months ended July 31, 2000 and 1999 is unaudited and, in the opinion of the Trust, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods. The information in the balance sheet as of October 31, 1999 was derived from the Trust's audited annual report for 1999. The results of the Trust's operations for the nine and three months ended July 31, 2000 are not necessarily indicative of the results of operations for the full year ending October 31, 2000.

Principles of consolidation:

The consolidated financial statements include the accounts of the Trust and, subsequent to March 29, 2000, its 75% owned subsidiary S and A Commercial Associates Limited Partnership ("S and A"). The consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by the Trust reflected as "minority interest." All significant intercompany accounts and transactions have been eliminated in consolidation (See Note 2).

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

Cash and cash equivalents:

Financial instruments, which potentially subject the Trust to concentrations of credit risk, consist primarily of cash and cash equivalents. The Trust considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. The Trust maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At July 31, 2000, such cash and cash equivalent balances exceeded Federally insured limits by approximately $2,260,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

Depreciation:

Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

Deferred charges:

Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in financing costs and approximated $80,000 and $67,000 for the nine months ended July 31, 2000 and 1999, respectively, and approximately $32,000 and $23,000 for the three months ended July 31, 2000 and 1999, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

Advertising:

The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $48,000 and $47,000 for the nine months ended July 31, 2000 and 1999, respectively, and approximately $16,000 and $15,000 for the three months ended July 31, 2000 and 1999, respectively.

Earnings per share:

The Trust presented "basic" earnings per share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the nine and three months ended July 31, 2000, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. For the nine and three months ended July 31, 1999, the Trust had no potentially dilutive common shares.

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

Summarized financial information of WHLLC as of July 31, 2000 and October 31, 1999 and for the nine and three months ended July 31, 2000 and 1999 is as follows:

                                                 July 31,       October 31,
                                                   2000            1999
                                                   ----            ----
                                                 (In thousands of dollars)
Balance sheet data:
Assets:
Real estate and equipment, net                   $ 14,017        $ 14,190
Other                                                 675             812
                                             -------------    ------------
Total assets                                     $ 14,692        $ 15,002
                                             =============    ============

Liabilities and equity:
Liabilities:
Mortgage payable                                 $ 15,230        $ 15,362
Other                                                 361             378
                                             -------------    ------------
             Total liabilities                     15,591          15,740
                                             -------------    ------------

Members' deficiency:
Trust                                                (359)           (294)
Others                                               (540)           (444)
                                             -------------    ------------
Total members' deficiency                            (899)           (738)
                                             -------------    ------------

Total liabilities and members' deficiency        $ 14,692        $ 15,002
                                             =============    ============

                                                          Nine Months Ended                      Three Months Ended
                                                               July 31,                                July 31,
                                               -------------------------------------   -------------------------------------
                                                      2000                1999                2000                1999
                                                      ----                ----                ----                ----
                                                                         (In thousands of dollars)
Income statement data:
Rental revenue                                          $ 2,129             $ 2,037                $ 721              $ 703
Expenses                                                  1,861               1,828                  633                595
                                               -----------------    ----------------   ------------------   ----------------
Income from rental operations                               268                 209                   88                108
Prepayment penalty on mortgage refinancing                                     (442)
                                               -----------------    ----------------   ------------------   ----------------
             Net income (loss)                          $   268             $  (233)               $  88              $ 108
                                               =================    ================   ==================   ================

On March 29, 2000, the Trust acquired 100% of S and A, whose only asset is a neighborhood shopping center in Olney, MD. The shopping center contains approximately 98,800 square feet of gross leaseable area situated on approximately 13 acres of land. Approximately 11 acres of the land are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.

The purchase price of S and A was approximately $15,648,000 of which $4,728,000 was paid in cash and $10,920,000 was financed by the proceeds of a mortgage. The Trust agreed to sell a 25% interest in S and A, as of March 29, 2000, to a group consisting principally of employees of Hekemian on the same basis and cost to the Trust. The unpaid purchase price of the 25% interest accrues interest at what the Trust's borrowing rate would be under its expired line of credit. The receivable and accrued interest is expected to be paid within the next quarter.

The accompanying financial statements reflect the operations of the shopping center since its acquisition.

The following unaudited pro forma information (in thousands of dollars, except per share amounts) shows the results of operations for the nine and three months ended July 31, 2000 and 1999 as though S and A had been acquired at the beginning of fiscal 1999:

                                      Nine Months Ended          Three Months Ended
                                          July 31,                     July 31,
                                  ------------------------   ------------------------
                                     2000          1999          2000          1999
                                     ----          ----          ----          ----
                                                (In thousands of dollars)

Revenue                            $ 14,069      $ 13,087       $ 4,893      $ 4,499
Expenses                             10,704        10,484         3,484        3,482
                                  ----------    ----------   -----------   ----------
Income before minority interest       3,365         2,603         1,409        1,017
Minority interest                        23            28            11            4
                                  ----------    ----------   -----------   ----------

             Net income            $  3,342      $  2,575       $ 1,398      $ 1,013
                                  ==========    ==========   ===========   ==========

             Earnings per share    $   2.14      $   1.65       $  0.90      $  0.65
                                  ==========    ==========   ===========   ==========

The unaudited pro forma results include adjustments for depreciation based on the purchase price, increased interest expense, and reduced net investment income related to assets utilized to make the acquisition, and obligations incurred to complete the transaction.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of the fiscal 1999 or of future results of operations of the Trust's combined properties.

Note 3 - Investments in marketable securities:

At July 31, 2000, the Trust's investment in marketable debt securities, all of which were classified as available for sale, consisted of government agency bonds. The maturities for all securities held at July 31, 2000 are as follows:

                          Amortized              Fair
                            Cost                Value
                      -----------------    ---------------
                            (in thousands of dollars)

One to five years        $   9,000             $  8,918
Five to ten years              500                  462
                      -----------------    ---------------
Totals                   $   9,500             $  9,380
                      =================    ===============

Note 4 - Real estate and equipment:
  Real estate and equipment consists of the following:

                                    Range of
                                    Estimated           July 31,    October 31,
                                   Useful Lives          2000          1999
                                   ------------          ----          ----
                                                     (In thousands of dollars)

Land                                                  $ 23,831       $ 22,773
Unimproved land                                          2,366          2,354
Apartment buildings                 7-40 years          10,948         10,764
Commercial buildings and
   shopping centers                15-50 years          56,500         40,723
Construction in progress                                   703          1,426
Equipment                           3-15 years             569            522
                                                    -----------    -----------
                                                        94,917         78,562
Less accumulated depreciation                           16,564         15,121
                                                    -----------    -----------
                       Totals                         $ 78,353       $ 63,441
                                                    ===========    ===========

Note 5 - Mortgages payable:
  Mortgages payable consist of the following:

                                                            July 31,      October 31,
                                                              2000           1999
                                                              ----           ----
                                                           (In thousands of dollars)

Nothern Life Insurance Cos. - Frederick, MD (A)            $ 18,394       $ 18,609
National Realty Funding L.C. - Westwood, NJ (B)              10,335         10,420
Larson Financial Resources, Inc. - Spring Lake, NJ (C)        3,632          3,664
Summit Bank - Patchogue, NY (D)                               7,223          7,295
Larson Financial Resources, Inc. - Wayne, NJ (E)             10,808         10,898
Larson Financial Resources, Inc. - River Edge, NJ (F)         5,277          5,323
Larson Financial Resources, Inc. - Maywood, NJ (G)            3,829          3,862
Summit Bank - Olney, MD (H)                                  10,920
                                                        ------------   ------------
             Totals                                        $ 70,418       $ 60,071
                                                        ============   ============

(A) Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $23,470,000.

(B) Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,203,000.

(C) Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $497,000.

(D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,369,000. One of the directors of the bank is a Trustee of the Trust.

(E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,654,000.

(F) Payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,255,000.

(G) Payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $912,000.

(H) Interest only is payable monthly at 175 basis points over the 90 day LIBOR rate, and resets every 90 days. The current rate is 8.03%. The mortgage, which is due on March 28, 2002, is secured by a shopping center in Olney, MD having a net book value of approximately $15,608,000.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to July 31, 2000 are as follows:

                     Year Ending
                       July 31,      Amount
                       --------     --------
                       2001         $    794
                       2002           11,777
                       2003              925
                       2004              998
                       2005            7,533

Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt approximates carrying value at July 31, 2000.

Note 6 - Line of credit agreement:

The Trust had an $8,000,000 revolving line of credit that expired during May 2000. The line of credit bore interest at the bank's floating base rate plus
 .25% or the LIBOR rate plus 175 basis points. The Trust is currently negotiating to replace the credit agreement.

Note 7 - Commitments and contingencies:

Leases:

Retail tenants:

The Trust leases retail space having a net book value of approximately $70,764,000 at July 31, 2000 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to July 31, 2000 are as follows:

     Year Ending
      July 31,                  Amount
     -----------              ---------
         2001                 $  8,018
         2002                    7,744
         2003                    7,467
         2004                    6,692
         2005                    6,065
   Thereafter                   48,377
                              ---------
                  Total       $ 84,363
                              =========

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included. Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for the nine and three months ended July 31, 2000, and 1999 were not material.

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

Ground Lease:

The Trust's shopping center in Olney, MD is on approximately thirteen acres of land. Two acres are owned by the Trust in Fee Simple, and the balance of the land, eleven acres, is subject to a ground lease expiring in 2078. Under the terms of the ground lease the Trust is obligated to pay a fixed annual rental of $79,956 plus two and one half percent (2 1/2%) of annual net rental collections. The Trust is also obligated for the payment of real estate taxes and insurance.

Note 8 - Management agreement and related party transactions:

Hekemian manages the properties owned by the Trust. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $512,000 and $460,000 for the nine months ended July 31, 2000 and 1999; and approximately $193,000 and $154,000 for the three months ended July 31, 2000 and 1999, respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisition of the retail center in Olney, MD and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $527,000 and $707,000 for the nine months ended July 31, 2000 and 1999; and $28,000 and $586,000 for the three months ended July 31, 2000 and 1999, respectively.

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

The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The Board of Trustees will determine the actual terms of each award. Upon ratification of the Plan on April 7, 1999, the Trust issued 188,500 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $30 per share. The options, all of which are outstanding at October 31, 1999, are exercisable through September 2008.

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

In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 5.25%, expected option lives of ten years, expected volatility of 1% and expected dividends of 7.13%, the Trust's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Trustees and Shareholders
First Real Estate Investment Trust of
   New Jersey

We have reviewed the accompanying consolidated balance sheet of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY as of July 31, 2000, and the related consolidated statements of income, comprehensive income and undistributed earnings for the nine and three months ended July 31, 2000 and the consolidated statement of cash flows for the nine months ended July 31, 2000. These consolidated financial statements are the responsibility of the Trust's management.

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

Based on our review of the consolidated financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

The accompanying statements of income, comprehensive income and undistributed earnings for the nine and three months ended July 31, 1999 and the statement of cash flows for the nine months ended July 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

                                            J.H. Cohn LLP

Roseland, New Jersey
August 23, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

Overview

The Registrant is an equity REIT that owns a portfolio of residential apartment and retail properties, and undeveloped land. The Registrant's revenues consist primarily of fixed rental income and additional rent in the form of percentage rents and expense reimbursements derived from its income producing retail properties. The registrant also receives income from its 40% owned affiliate, Westwood Hills LLC, which owns a residential apartment property. The Registrant's policy has been to acquire real property for long-term investment.

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

Results of Operations
Nine months ended July 31, 2000 vs. 1999
Acquisition

On March 29, 2000, the Registrant completed the acquisition of the Olney Town Center ("Olney"), in Olney, MD. Olney is a 98,800 sq. ft. neighborhood shopping center with expansion potential to 131,000 sq. ft. The center is 91.5% occupied. The shopping center is situated on approximately 13 acres of land. Approximately 11 acres are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.

The center was acquired by purchasing 100% ownership interest of S And A Commercial Associates Limited Partnership ("S and A"). S and A's only asset at the closing date was the shopping center. The purchase price of the center, approximately $15,648,000, was financed, in part, with the proceeds of a $10,920,000 mortgage, with the balance of the purchase price being supplied by the proceeds from liquidating a portion of the Trust's marketable securities.

The Registrant has agreed to sell, as of March 29, 2000, a 25% interest is S and A to a group consisting principally of employees of Hekemian & Co., Inc. on the same basis and cost to the Registrant. The accompanying financial statements include the operations of Olney since the acquisition date which are summarized as follows:

                                                                                 % Of Consolidated
                                                                          ----------------------------------
                                         Nine Months      Three Months     Nine Months       Three Months
                                            Ended            Ended           Ended              Ended
                                        July 31, 2000     July 31, 2000   July 31, 2000      July 31, 2000
 Selected Income Statement Data:
 Revenues                                      $  737            $  552             5.5%              11.3%
                                        --------------    --------------
 Operating Expenses                               223               174             4.8%              11.4%
 Financing Costs                                  321               237             8.5%              16.9%
 Depreciation                                     124                93             8.6%              17.2%
 Minority Interest                                 17                11           100.0%             100.0%
                                        --------------    --------------
             Total Expenses                       685               515             6.9%              14.8%
                                        --------------    --------------
 Net Earnings                                  $   52            $   37             1.5%               2.6%
                                        ==============    ==============  ===============    ===============
 Earnings Per Share                            $ 0.03            $ 0.02             1.5%               2.6%
                                        ==============    ==============  ===============    ===============

Revenues

For the nine months ended July 31, 2000 ("Current Period"), total revenues increased 14.6% to $13,311,000 from $11,614,000 for the nine months ended July 31, 1999 ("Prior Period"). The revenue increase results, in part, from a $1,367,000 increase in revenues from the Trust's operating properties, a $130,000 increase in Net Investment Income from investing the Registrant's cash equivalents and Marketable Securities, and a positive swing of $200,000 in the Registrant's share of operations at the Registrant's 40% owned affiliate.

Real Estate Operations: Revenues from real estate operations for the Current Period increased 12.2% to $12,584,000 from $11,217,000 for the Prior Period. The increase came, in part, from higher revenues at the Registrant's residential properties resulting from higher per unit net rental collections off-setting a 1.9% decline to 93.2% in average occupancy; and increased revenues at the
Registrant's retail properties. The increase at the Registrant's retail properties resulted primarily from increased fixed rents and expense reimbursements, and a one time $150,000 tennant lease termination fee. These increases resulted, primarily, from increased occupancy at the Registrant's Franklin Crossing (Franklin Lakes, NJ) shopping center, which is now 87.6% occupied and 91.8% leased, and Olney.

Net Investment Income: The increase in Net Investment Income results from earning higher interest rates from the redeployment (during the quarter ended October 31, 1999) of Funds from institutional money market pools to fixed income, short-to-intermediate term Government Agency bonds. The increase of $130,000 for the Current Period is net of a $68,000 loss resulting from the sale of bonds used for the cash portion of the Olney purchase.

Earnings From 40% Owned Affiliate: During the Prior Period the Registrant's 40% owned affiliate, Westwood Hills L.L.C., refinanced its mortgage loan incurring one-time refinancing costs of $440,000. The Registrant's 40% share of these costs ($176,000) was charged against income during the Prior Period. No such comparable costs were incurred during the Current Period contributing to the positive earnings swing of $200,000.

Expenses:

For the Current Period overall operating expenses increased $867,000 (9.6%) to $9,883,000 from $9,016,00 for the Prior Period. The major increases and percentage increases came in the following areas: Real estate operations $239,000 (9.4%); real estate taxes $236,000 (17.3%) and depreciation $165,000
(12.9%). These increases were partially offset by a decline in Corporate Administrative expenses of $86,000 (24.0%).

The majority of expense increases resulted from the acquisition of Olney during the Current Period, and the consolidation of its operations. Overall expenses excluding Olney increased 2.0%.

Net Income

For the Current Period Net Income increased $829,000 (32.0%) to $3,418,000 ($2.19 per share) from $2,589,000 ($1.66 per share) for the Prior Period. The earning component increases during the Current Period over the Prior Period are as follows:
                                           Current Period
                                              Changes
                                         -----------------

Real Estate Operations                      $  891,000
Net Investment Income                          130,000
Equity in Income of Affiliate                  200,000
Financing Costs                               (313,000)
Depreciation                                  (165,000)
Administrative Costs                            86,000
                                         -----------------
                                            $  829,000
                                         =================

The Registrant believes that in fiscal 2000 the continued economic strength in the employment markets in which its properties are located should allow the Registrant to realize or increase its current occupancy rates for its apartment properties with a sound support base for its retail properties.

Results of Operations
Three months ended July 31, 2000 vs. 1999
Revenues

For the three months ended July 31, 2000 ("Current Quarter") total revenues increased 21.1% to $4,892,000 from $4,039,000 for the three months ended July 31, 1999 ("Prior Quarter"). The revenue increase results, principally, from the addition of Olney and increased occupancy and lease-up at the Registrant's Franklin Crossing Shopping Center in Franklin Lakes, NJ, and a one time $150,000 tennant lease termination fee.

Expenses

Expenses for the Current Quarter increased $483,000 (16.1%) to $3,480,000 from $2,997,000 for the Prior Quarter. Almost the entire increase is attributable to the consolidation of Olney's operations. (See Acquisition). Excluding Olney, expenses would have been approximately the same, with reductions in real estate operating expenses offsetting slight increases in the other categories.

Net Income

Net Income for the Current Quarter increased 35.7% to 1,409,000 ($.90 per share) from $1,038,000 ($.67 per share) for the Prior Quarter. The increase was attributable to higher earnings at the operating properties and increased earnings from the Registrant's 40% owned affiliate.

Funds From Operations ("FFO")

FFO is considered by many as a standard measurement of a REIT's performance. The Registrant computes FFO as follows:

                                                      Nine Months Ended                Three Months Ended
                                               -------------------------------   ------------------------------
                                                   7/31/00           7/31/99        7/31/00         7/31/99
                                               --------------    ------------    ------------   ---------------
Net Income                                         $ 3,418          $ 2,589        $ 1,409          $ 1,038
Depreciation - Real Estate                           1,442            1,277            542              432
Amortization of Deferred Mortgage Costs                 80               67             32               23
Deferred Rents                                        (319)            (305)          (123)             (98)
Capital Improvements - Apartments                     (230)            (170)          (115)             (86)
Other                                                   73              251             29               26
                                               --------------    ------------   -------------   ---------------
             Funds From Operations                 $ 4,464          $ 3,709        $ 1,774          $ 1,335
                                               ==============    ============   =============   ===============

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

Inflation

The Registrant anticipates that the U.S. Mid-Atlantic States will continue to experience moderate growth with limited inflation. Any sustained inflation may, however, negatively impact the Registrant in at least two areas: (i) the interest costs of any new mortgage financing; and (ii) higher real estate operating costs, especially in those areas where such costs are not chargeable to commercial tenants.

Liquidity and Capital Resources

At July 31, 2000, the Registrant's cash, cash equivalents and marketable securities totaled $11,740,000 compared to $16,536,000 at October 31, 1999. The principal reason for the reduction was the liquidation of marketable securities to be used for the cash portion of the purchase price of Olney. A significant portion of these funds are available for property acquisitions.

At July 31, 2000, the Registrant's aggregate outstanding mortgage debt was approximately $70.4 million. Approximately $59.5 million bear a fixed weighted average interest cost of 7.513%, and an average life of 10.47 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets every 90 days. This mortgage is due March 28, 2002 and can be extended for one additional year. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's operational needs and the increased mortgage obligations. The Registrant believes that its exposure to market risk relating to interest rate risk is not material since most of its mortgage debt is long term with fixed rates. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends. To offset the
Registrant's increased debt-carrying costs, the Registrant has invested approximately $9.4 million in short-to-intermediate fixed rate Government Agency Bonds. These bonds yield a weighted average interest of 6.483% and have a weighted maturity of 30.0 months. Since the market value of these bonds are interest rate sensitive, a sale of all or a portion of these bonds prior to maturity in a high interest rate environment, may result in a loss to the Registrant (See Net Investment Income above).

The Registrant makes capital improvements to its properties when it deems such improvements to be necessary or appropriate. The short-term impact of such capital outlays will be to depress the Registrant's current cash flow. The Registrant is now experiencing the benefits of these expenditures by preserving the physical integrity of its properties and securing increased rentals. Other than the capital improvement program described above, the Registrant has made no commitments and has no understandings for any material capital expenditure during fiscal 2000 other than in the ordinary course of business.

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

    =====================================================================
                                    FISCAL 2000          FISCAL 1999
                                    -----------          -----------
    =====================================================================
         First Quarter                 $  .50               $  .40
    ---------------------------------------------------------------------
         Second Quarter                $  .50               $  .40
    ---------------------------------------------------------------------
         Third Quarter                 $  .50               $  .40
    ---------------------------------------------------------------------
         Fourth Quarter                                     $ 1.05
    ---------------------------------------------------------------------
             Year To Date              $ 1.50               $ 2.25
                                       ======               ======
    =====================================================================


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See  "Liquidity and Capital Resources" above.

Part II: Other Information


Item 1. Legal Proceedings
                  None.

Item 4. Submission of Matters to a Vote of Security Holders.
                  None.

Item 5. Other Events

                  None.

Item 6. Exhibits and Reports of Form 8-K

          On August 24, 2000, the Registrant filed a Report on Form 8-K, which is incorporated herein by reference. The Form 8-K reported the Registrant's third quarter dividend declaration and included a copy of its results of its operations for the nine months and three months ended July 31, 2000 that was sent to shareholders on August 23, 2000.

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

                                               FIRST REAL ESTATE INVESTMENT
                                                   TRUST OF NEW JERSEY
                                               ----------------------------
                                                       (Registrant)




Date September 14, 2000



                                              /s/ William R. DeLorenzo, Jr.
                                              ---------------------------------
                                                        (Signature)*
                                                  William R. DeLorenzo, Jr.
                                              Executive Secretary and Treasurer


*Print name and title of the signing officer under his signature.