Form 10-K
period 2000-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2001-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                           Commission File No. 2-27018
                                               -------

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                          22-1697095
  --------------------------------                          --------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


        505 Main Street, P.O. Box 667
        Hackensack, New Jersey                       07602
   ---------------------------------------         ----------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: 201-488-6400
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each Class                          on which registered
-------------------                         ----------------------
None                                            Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Shares of Beneficial Interest
                 ----------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is an equity real estate investment trust and shares without par value represent beneficial interests in the registrant. At January 17, 2001, the aggregate market value of the registrant's shares of beneficial interest held by nonaffiliates of the registrant was approximately $37,600,000. Excluded from this calculation are shares of the registrant owned or deemed to be beneficially owned by the trustees and executive officers of the registrant, including shares with respect to which the trustees and executive officers disclaim beneficial ownership. At that date, 1,559,788 shares of beneficial interest were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be held on April 10, 2001 are incorporated by reference in Part III of this Annual Report.

                           FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The registrant cautions readers that forward-looking statements, including, without limitation, those relating to the registrant's investment policies and objectives; the financial performance of the registrant; the ability of the registrant to service its debt; the competitive conditions which affect the registrant's business; the ability of the Registrant to obtain the necessary governmental approvals for the development, expansion or renovation of its properties, the impact of environmental conditions affecting the registrant's properties, and the registrant's liquidity and capital resources, are subject to certain risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the registrant's future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; federal, state and local governmental regulations that affect the registrant; and the competitive environment in which the registrant operates, including, the availability of retail space and residential apartment units in the areas where the registrant's properties are located. In addition, the registrant's continued qualification as a real estate investment trust involves the application of highly technical and complex rules of the Internal Revenue Code. The forward-looking statements are made as of the date of this Annual Report and the registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I
------

ITEM 1      BUSINESS

     (a)    GENERAL BUSINESS

First Real Estate Investment Trust of New Jersey (the "Registrant") is a real estate investment trust ("REIT") organized in New Jersey in 1961. The Registrant acquires, develops and holds real estate properties for long-term investment and not for resale. Its investment portfolio contains multi family residential properties, retail properties, undeveloped land and a 40% equity interest in Westwood Hills, LLC, which owns a 210 unit apartment complex. All but three of the Registrant's properties are located in New Jersey. See the tables in "Item 2 Properties - Portfolio of Investments"

The Registrant's long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to shareholders, and (iii) increase the overall value of the Registrant's portfolio. The Registrant's investments may take the form of wholly owned fee interests or, if the circumstances warrant, on joint venture basis with other parties provided the Registrant would be able to maintain control over the management and operation of the property.
While the Registrant's general investment policy is to hold and maintain its properties long-term, it may, from time-to-time, sell or trade certain properties that it feels no longer meets its investment criteria, and reinvest in other properties which offer greater growth potential.

     Fiscal Year 2000 Developments

     (i)        Acquisition of Olney Town Center

On March 29, 2000, the Registrant acquired the Olney Town Center ("Olney"), in Olney, Maryland. Olney is a 98,800 sq. ft. neighborhood shopping center with expansion potential (subject to governmental approvals) to 131,000 sq. ft. The shopping center is 91.5% occupied. The shopping center is situated on approximately 13 acres of land. Approximately 11 acres are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple. See the tables in "Item 2 Properties - Portfolio Of Investments."

The center was acquired by purchasing 100% ownership interest of S And A Commercial Associates Limited Partnership ("S and A"). S and A's only asset at the closing date was the shopping center. The purchase price of the center, approximately $15,648,000, was financed, in part, with the proceeds of a $10,920,000 mortgage, with the balance of the purchase price being supplied by the proceeds from liquidating a portion of the Registrant's marketable securities.

The Registrant has an agreement in principal to sell, as of March 29, 2000, a 25% interest in S and A to a group consisting principally of employees of Hekemian & Co., Inc. on the same basis and cost to the Registrant. Subject to the resolution of certain terms of the agreement in principal, the sale is expected to be completed during the second quarter of fiscal year 2001. The financial statements and schedules included herein reflect this sale.

     (ii)    Credit Facility

The Registrant's $8 million revolving line of credit with Summit Bank expired on May 1, 2000. Throughout fiscal 2000 and 1999 the Registrant did not have any outstanding borrowings under the Summit Bank credit facility.

The Registrant is in the process of negotiating a replacement facility with several lenders. Over the short-term, the Registrant feels that its Cash and Cash Equivalents and Marketable Securities are adequate for its operational and business needs. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     (b)         Financial Information about  Segments

All revenues, operating profits or losses, and assets of the Registrant are attributable to one line of business, the acquisition, development and ownership of real property for investment. The revenue and profits from, and the assets, which are part of, the Registrant's operations are as set forth in the Financial Statements of the Registrant and of Westwood Hills beginning on page F-1 of this Annual Report.

     (c)         Narrative Description of Business

The Registrant was founded and organized for the principal purpose of acquiring, developing and owning a portfolio of diverse income producing real estate properties. The Registrant's developed properties include residential apartment and retail properties. The Registrant's properties are located principally in New Jersey, with the exception of the Westridge Square Shopping Center located in Frederick, Maryland, the Olney Town Center Shopping Center located in Olney Maryland, and the Pathmark supermarket super store located on Long Island. The Registrant also currently owns approximately 56.5 acres of unimproved land in New Jersey. See "Item 2 Properties - Portfolio of Investments."

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

     Portfolio of Real Estate Investments

At October 31, 2000, the  Registrant's  real estate holdings  included (i) eight
(8) apartment buildings or complexes containing 639 rentable units, (ii) six (6) retail properties containing approximately 687,000 square feet of leasable space, including two (2) single tenant stores, and (iii) three (3) parcels of undeveloped land consisting of approximately 56.5 acres. With the exception of Olney, which is owned by S And A, in which the Registrant has a 75% ownership interest, the Registrant wholly owns all such property in fee. See "Item 2 Properties - Portfolio of Investments" of this Annual Report for a description of the Registrant's separate investment properties and certain other pertinent information with respect to such properties that is relevant to the Registrant's business. In addition, the Registrant holds a 40% membership interest in Westwood Hills, which owns an apartment complex containing 210 rentable units. See "Investment in Affiliate."

     Investment in Affiliate

In May 1994, the Registrant acquired a forty percent (40%) membership interest in Westwood Hills, a New Jersey limited liability company that owns and operates a 210-unit residential apartment complex located in Westwood, New Jersey. The
Registrant is the managing member of Westwood Hills, and Hekemian & Co. currently is the managing agent of the property. See "Management Agreement." In December 1998, the affiliate refinanced its mortgage loan. In connection with the refinancing, Robert S. Hekemian, Chairman of the Board of the Registrant and a member of Westwood Hills, provided a personal guarantee in certain limited circumstances. The Registrant has agreed to indemnify Mr. Hekemian with respect to this guaranty.

     Employees

The Registrant does not have any full-time employees. With the exception of Mr. Hekemian, Chairman of the Board, and Mr. Barney, President, who devote approximately twenty-five percent (25%) and fifteen percent (15%) respectively of their business activities to the Registrant's business, none of the other executive officers of the Registrant (who are identified in "Item 4A Executive Officers of the Registrant" of this Annual Report), devotes more than ten percent (10%) of his business activities to the business of the Registrant. Hekemian & Co. has been retained by the Registrant to manage the Registrant's properties and is responsible for providing the personnel required to perform all services related to the management and operation of the Registrant's properties. See "Management Agreement." For the foreseeable future, the Registrant intends to maintain its present form of management arrangement and does not anticipate hiring employees.

     Management Agreement

Pursuant to the terms of a Management Agreement by and between the Registrant and Hekemian & Co., as amended (the "Management Agreement"), Hekemian & Co., a real estate brokerage and management company, manages all of the Registrant's properties. In connection with its management services, Hekemian & Co. employs the superintendents and other personnel who perform the functions required to operate and maintain the Registrant's properties. Pursuant to the terms of the Management Agreement, the Registrant pays Hekemian & Co. certain fees and commissions as compensation for its services. The Registrant also reimburses Hekemian & Co. for the salaries, payroll taxes, insurance costs and certain other costs of persons employed at the Registrant's properties by Hekemian & Co. on behalf of the Registrant. From time to time, the Registrant engages Hekemian & Co. to provide certain additional services, such as consulting services related to development and financing activities of the Registrant. Separate fee arrangements are negotiated between Hekemian & Co. and the Registrant with respect to such services. See "First Real Estate Investment Trust of New Jersey Notes to Financial Statements - Note 8."

Mr. Hekemian, Chairman of the Board and a Trustee of the Registrant, is the Chairman of the Board and Chief Executive Officer of Hekemian & Co. Mr. Hekemian, owns approximately 12.7% of all of the issued and outstanding shares of Hekemian & Co.

     Real Estate Financing

The Registrant funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of the Registrant's properties. At October 31, 2000, the Registrant's aggregate outstanding mortgage debt was $70.2 million with an average interest cost on a weighted average basis of 7.593%. The Registrant has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in "Item 2 Properties - Portfolio of Investments" for the outstanding mortgage balance at October 31, 2000 with respect to each of these properties.

During fiscal 1999 and fiscal 1998, the Registrant consummated a series of mortgage financings in order to take advantage of the appreciated values of certain of the Registrant's real estate properties and a favorable interest rate environment. In addition, Westwood Hills, in which the Registrant has a 40% equity interest, also refinanced its existing mortgage during the first quarter of fiscal 1999. As a result of these mortgage financings and as a result of the Registrant's purchase of the Olney Town Center shopping center in Olney, Maryland, largely financed by a $10.9 million mortgage loan, the Registrant is currently, and will continue to be for the foreseeable future, more highly leveraged than it has been in the past. See "Fiscal Year 2000 Developments - Acquisition of Olney Town Center." This increased level of indebtedness also presents an increased risk of default on the obligations of the Registrant and an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Registrant. A number of the Registrant's mortgage loans, including several of the recent loans, are being amortized over a period that is greater than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. The

Registrant has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans.

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

Neither the Declaration of Trust nor any policy statement formally adopted by the Registrant's Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of the Registrant), which may be incurred by the Registrant. Accordingly, the Registrant may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by the Registrant could bear interest at rates, which are higher than the rates on the Registrant's existing debt. Future debt incurred by the Registrant could also bear interest at a variable rate. Increases in interest rates would increase the Registrant's variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the Registrant and its ability to make distributions to shareholders and to pay amounts due on its debt or cause the Registrant to be in default under its debt. Further, in the future, the Registrant may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms, which are acceptable to the Registrant. In such event, the Registrant might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by the Registrant.

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

The success of the Registrant's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of the Registrant's investments in its shopping center properties. If the sales of stores operating in the Registrant's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to the Registrant. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, the Registrant could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by the Registrant. As at October 31, 2000 the following table lists the ten largest retail tenants, which account for approximately 67% of the Registrant's retail rental space and 53% of fixed retail rents.

              Tenant                         Center                  Sq. Ft.
              ------                         ------                  -------

     Burlington Coat Factory              Westridge Square           85,992
     Kmart Corporation                    Westwood Plaza             84,254
     Pathmark Stores                      Patchoque                  63,932
     Giant Of Maryland                    Westridge Square           55,330
     Grand Union *                        Franklin Crossing          42,173
     Grand Union *                        Westwood Plaza             28,000
     Westridge Cinema (Hoyts)             Westridge Square           27,336
     Holiday Productions                  Olney Town Center          23,930
     Craft Country Inc.                   Olney Town Center          15,701
     Fitness World Golden Mile LLC        Westridge Square           13,006


* In October 2000, Grand Union declared Chapter 11 bankruptcy and subsequently announced that it is going out of business. At a bankruptcy auction on November 16, 2000, a major grocery wholesaler emerged as the successful bidder for these leases. While it is expected that these leases will be assigned to an established supermarket operator in the Northeast, the final determination is not yet known.

     (C)         Renewal of Leases and Reletting of Space

There is no assurance that the Registrant will be able to retain tenants at its retail properties upon expiration of their leases. Upon expiration or termination of leases for space located in the Registrant's retail properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If the Registrant were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, the Registrant's revenues and earnings; the Registrant's ability to service its debt; and the Registrant's ability to make expected distributions to its shareholders, could be adversely affected. There are no leases, which the Registrant considers material or significant in terms of any single property in the Registrant's real estate portfolio which expired during the fiscal year 2000 or which are scheduled to expire in the fiscal year 2001.

     (D) Illiquidity of Real Estate Investments; Possibility that Value of the Registrant's Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of the Registrant to vary its portfolio in response to changing economic, market or other conditions is limited. Also, the Registrant's interest in Westwood Hills is subject to transfer constraints imposed by the operating agreement, which governs the Registrant's investment in Westwood Hills. Even without such restrictions on the transfer of its interest, the Registrant believes that there would be a limited market for its interest in Westwood Hills.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If the Registrant incurred any such liability, it could reduce the Registrant's revenues and ability to make distributions to its shareholders.

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

At this time, the Registrant is aware of the following environmental matters affecting its properties:

     (i)         Vacant Land Located in Rockaway Township, N.J.

The property located in Rockaway Township contains wetlands. Pursuant to a Letter of Interpretation received from the NJDEP, the Registrant has determined that the wetlands and associated transition areas will have no material impact on the future development of the property pursuant to the applicable laws and regulations of New Jersey. Under the current zoning ordinance, the property is zoned for multifamily residential use, with a small portion zoned for commercial use. The Registrant is in the planning stages to develop the property.

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

     (iii) Franklin Crossing, Franklin Lakes, N.J.

The redeveloped Franklin Crossing shopping center was completed during the summer of 1997. Also in 1997, a historical discharge of hazardous materials was discovered at Franklin Crossing. The discharge was reported to the NJDEP in accordance with applicable regulations. The Registrant completed the remediation required by the NJDEP.

In November 1999, the Registrant received a No Further Action Letter from the NJDEP concerning the contaminated soil at Franklin Crossing. Monitoring of the groundwater will continue pursuant to a memorandum of agreement filed with the NJDEP.

     (iv)       Other

a) The State of New Jersey has adopted an underground fuel storage tank law and various regulations which impact upon the Registrant's responsibilities with respect to underground storage tanks maintained on its properties. The Registrant does have underground storage tanks located on two (2) of its properties used in connection with the heating of apartment units.

The Registrant periodically visually inspects the location of each underground storage tank for evidence of any spills or discharges. Based upon these inspections, the Registrant knows of no underground storage tanks, which are discharging material into the soil at the present time. Current state law does not require the Registrant to submit its underground storage tanks to tightness testing. The Registrant has conducted no such tests.

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

b) The Registrant has determined that several of its properties contain lead based paint ("LBP"). The Registrant is in compliance with all Federal, State and Local requirements as they pertain to LBP.

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

ITEM 2.     PROPERTIES

            Portfolio of Investments

The following charts set forth certain information relating to each of the Registrant's real estate investments in addition to the specific mortgages encumbering the properties.

Apartment Properties as of October 31, 2000:
---------------------------------------------

                                                                                                           Depreciated Cost
                                                                                                           of Buildings and
Property and Location             Year                          Occupancy Rate       Mortgage Balance          Equipment
                                  Acquired     No. of Units   % of No. of Units)          (000's)               (000's)
                                  --------     ------------   ------------------          -------               -------
Lakewood Apts.
Lakewood, NJ                      1962               40           100.0%                  None                  $   141

Palisades Manor                   1962               12           100.0%                  None                  $    57
Palisades Park, NJ

Grandview Apts.
Hasbrouck                         1964               20           100.0%                  None                  $   129
  Heights, NJ

Heights Manor
Spring Lake    Heights, NJ        1971               79           100.0%                  $3,664                $   489

Hammel Gardens
Maywood, NJ                       1972               80           98.8%                   $3,818                $   906

Sheridan Apts.
Camden, NJ                        1964              132           74.6%                   None                  $   557

Steuben Arms
River Edge, NJ                    1975              100           99.0%                   $5,262                $ 1,236

Berdan Court
Wayne, NJ                         1965              176           98.0%                   $10,777               $ 1,693

Westwood Hills
Westwood, NJ (1)                  1994              210           96.5%                   $15,185               $13,942


(1) The Registrant owns a 40% equity interest in Westwood Hills. See "Item 1(c) Narrative Description of Business - Investment in Affiliate."

Retail Properties as of October 31, 2000:
------------------------------------------

                                                                                      Mortgage       Depreciated Cost
                                                 Leasable Space      Occupancy        Balance or     of Building and
Property and Location           Year             Approximate         Rate (% of       Bank Loan      Equipment
                              Acquired           Square Feet)        Square Feet)      (000's)       (000's)
                              --------           ------------        ------------      -------       -------
Franklin Crossing
Franklin Lakes, NJ             1966(1)              87,041              92.3%           None          $10,138

Westwood Plaza
Westwood, NJ                   1988                173,854              95.9%           $10,306       $11,142

Westridge Square
Frederick, Maryland            1992                256,620              96.3%           $18,319       $23,612

Pathmark Super Store
Patchogue, New York            1997                 63,932               100%           $ 7,191       $10,276

Glen Rock, NJ                  1962                 4,800                100%           None          $    36

Olney Town Center (2)
Olney, Maryland                2000                 98,848              92.3%           $10,920       $15,542



(1) The original 33,000 square foot shopping center was replaced by a new 87,041 square foot center, which opened in October 1997.

(2) The Registrant owns a 75% equity interest in S And A. See "Fiscal Year 2000 Developments - Acquisition of Olney Town Center."

Vacant Land as of October 31, 2000:
-----------------------------------

                                                                 Permitted Use                      Mortgage
                                                                 per Local          Acreage per     Balance or Bank
Location                     Acquired      Current Use           Zoning Laws        Parcel          Loan (000's)
-----------------------    ------------    ------------          ---------------    -----------     ---------------
Franklin Lakes, NJ         1966            None                  Residential          4.27             None


Rockaway, NJ               1964/1963       None                  Residential /       19.26             None
                                                                   Retail

South Brunswick, NJ        1964            Principally leased    Industrial             33             None
                                           as farmland
                                           qualifying for
                                           state farmland
                                           assessment tax
                                           treatment

The Registrant believes that it has a diversified portfolio of residential and retail properties. The Registrant's business is not materially dependent upon any single tenant or any one of its properties. The following Table lists the Registrant's properties that have contributed 15% or more of the Registrant's total revenue in one or more of the last three (3) fiscal years.

Percent Contribution to Revenues

                                       Fiscal Year
                             -------------------------------
                             2000         1999          1998
                             ----         ----          ----
Westridge Square             20.6%        23.9%         29.8%
Westwood Plaza               12.1%        14.1%         15.3%

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

Except for the Pathmark supermarket super store located in Patchogue, Long Island, and the single tenant store located in Glen Rock, New Jersey, all of the Registrant's retail properties have multiple tenants. The sole tenant in the Glen Rock store location terminated its lease effective as of February 28, 1998. During fiscal 2000 the store has been re-let to a single tenant subject to the terms of a five (5) year lease

The Registrant's retail shopping center properties have eight (8) anchor / major tenants, that account for approximately 59% of the space leased. The balance of the space is leased to seventy seven (77) satellite tenants. The following table lists the anchor / Major tenants at each center and the number of satellite tenants:

                                                                       No. Of
                     Net Leasable                                    Satellites
                        Space       Anchor/Major Tenants               Tenants
                        -----       --------------------               -------
Westridge Sq.          256,620      Giant Supermarket                    24
Fredrick, MD                        Burlington Coat Factory
                                    Hoyts Cinema Corporation

Franklin Crossing       87,041      Grand Union                          13
Franklin Lakes, NJ

Westwood Plaza         176,854      Grand Union                          19
Westwood, NJ                        Kmart Corporation

Olney Town Center       98,848      Holliday Productions (Cinema)        21
Olney, MD                           Craft Country

With respect to most of the Registrant's retail properties, lease terms range from five (5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, the Registrant's retail properties averaged a 93.1% occupancy rate with respect to the Registrant's available leasable space. This includes Franklin Crossing that was closed and demolished in December 1996 and a new and expanded shopping center reopened for business in October 1997, and Patchoque, which was acquired during fiscal 1998.

Leases for the  Registrant's  apartment  buildings and complexes are usually one
(1) year in duration. Even though the residential units are leased on a short-term basis, the Registrant has averaged, during the last three (3) completed fiscal years, a 94.6% occupancy rate with respect to the Registrant's available apartment units.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the Registrant's 2000 fiscal year.

ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT

The  executive  officers  of the  Registrant  as of January  15, 2001 are listed below. Brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information, which follows the table.

As a result of Hekemian & Co. being responsible for managing the day to day operations of the Registrant's properties and providing personnel to manage the Registrant's properties, the executive officers are not required to devote a significant part of their business activities to their duties as executive officers of the Registrant. With the exception of Mr. Hekemian and Mr. Barney no executive officer of the Registrant directly devotes more than ten percent (10%) of his business activities to the Registrant's business. See "Item 1(c) Narrative Description of Business - Management Agreement." Except for Mr. DeLorenzo, Executive Secretary and Treasurer of the Registrant, each of the executive officers is also a Trustee of the Registrant.

            The executive officers of the Registrant are as follows:


Name                                 Age                Position
----                                 ---                --------
Robert S. Hekemian                    69      Chairman of the Board and Chief
                                              Executive  Officer

Donald W. Barney                      60      President

John B. Voskian, M.D.                 76      Secretary

William R. DeLorenzo, Jr., Esq.       56      Executive Secretary and  Treasurer

         Robert S. Hekemian has been active in the real estate industry for more than forty-seven (47) years. Mr. Hekemian has served as Chairman of the Board and Chief Executive Officer of the Registrant since 1991, and as a Trustee since 1980. From 1981 to 1991, Mr. Hekemian was President of the Registrant. Mr. Hekemian directly devotes approximately twenty-five percent (25%) of his time to execute his duties as an executive officer of the Registrant. Mr. Hekemian is also the Chairman of the Board and Chief Executive Officer of Hekemian & Co. See "Item 1(c) Narrative Description of Business - Management Agreement." Mr. Hekemian is a director of Summit Bank. Mr. Hekemian is also a director, partner and officer in numerous private real estate corporations and partnerships. Mr. Hekemian is the brother-in-law of Dr. Voskian.

         Donald W. Barney has served as President of the Registrant since 1993, and as a Trustee since 1981. Mr. Barney devotes approximately fifteen percent (15%) of his time to execute his duties as an executive officer of the Registrant. Mr. Barney was associated with Union Camp Corporation, a diversified manufacturer of paper, packaging products, chemicals and wood products, from 1969, through December 31, 1998, as Vice President and Treasurer. Mr. Barney was a director of Ramapo Financial Corporation until it was acquired, in May 1999 by another financial institution, and a partner and director in several other private real estate investment companies. Mr. Barney was formerly the brother-in-law of Mr. DeLorenzo.

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

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Shares of Beneficial Interest

Beneficial interests in the Registrant are represented by shares without par value (the "Shares"). The Shares represent the Registrant's only authorized, issued and outstanding class of equity. As of January 15, 2001 there were approximately 500 holders of record of the Shares.

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

                                                     High           Low
                                                     ----           ---
         Fiscal Year Ended October 31, 2000
         ----------------------------------
         First Quarter                               $28            $26
         Second Quarter                              $25 1/2        $25
         Third Quarter                               $26            $24 1/2
         Fourth Quarter                              $30            $26

                                                     High           Low
                                                     ----           ---
         Fiscal Year Ended October 31, 1999
         ----------------------------------
         First Quarter                               $30            $29
         Second Quarter                              $30            $29
         Third Quarter                               $29            $27
         Fourth Quarter                              $27 1/2        $27


The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid quotations is Janney Montgomery Scott, Inc., members of the New York Stock Exchange and other national securities exchanges.

            Dividends

The holders of Shares are entitled to receive distributions as may be declared by the Registrant's Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property or Shares. The Board of Trustees' present policy is to distribute annually at least ninety-five percent (95%) -ninety percent (90%) for taxable years beginning after 2000- of the Registrant's REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 2000 and fiscal 1999, the Registrant paid or declared aggregate total dividends of $2.65 and $2.25 per share, respectively, to the holders of Shares. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - REIT Distributions to Shareholders."

ITEM 6 SELECTED FINANCIAL DATA

The selected consolidated financial data for the Registrant for each of the five
(5) fiscal years in the period ended October 31, 2000 are derived from financial statements that have been audited and reported upon by J.H. Cohn LLP, independent public accountants for the Registrant. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and with the Registrant's financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:                   2000             1999             1998             1997           1996
As At October 31,                     ----             ----             ----             ----           ----
($000)
Total Assets:                      $  96,781         $ 84,428         $ 71,275         $59,233         $51,674
                                   =========         ========         ========         =======         =======

Long-Term Obligations              $  70,214         $ 60,071         $ 47,853         $24,429         $23,609
                                   =========         ========         ========         =======         =======

Secured Note Payable               $      --         $     --         $     --         $11,429         $ 5,662
                                   =========         ========         ========         =======         =======

Shareholders' Equity               $  21,144         $ 20,520         $ 20,362         $19,984         $19,984
                                   =========         ========         ========         =======         =======

Weighted Average Number of
   Shares Outstanding              $   1,559            1,559            1,559           1,559           1,559
                                   =========         ========         ========         =======         =======


INCOME STATEMENT DATA:
Year Ended October 31,                               2000              1999             1998             1997             1996
                                                     ----              ----             ----             ----             ----
                                                                            (in thousands, except per share data)
REVENUES:
Revenues from Real Estate Operations               $ 17,151         $ 15,037          $ 14,213         $ 11,553         $ 11,377

Net Investment Income                                   834              742                 6                6               10
Equity In Earnings (Loss) of Affiliate (1)              173              (52)              213              139               92
                                                   --------         --------          --------         --------         --------
                                                     18,158           15,727            14,432           11,698           11,479
                                                   --------         --------          --------         --------         --------
EXPENSES:
Real Estate Operations                                5,881            5,244             5,026            4,499            4,571
Financing Costs                                       5,165            4,620             3,762            2,629            2,749
General Expenses                                        365              432               309              288              202
Depreciation                                          1,988            1,716             1,650            1,319            1,295
                                                   --------         --------          --------         --------         --------
                                                     13,399           12,012            10,747            8,735            8,817
                                                   --------         --------          --------         --------         --------

Net Income                                         $  4,759         $  3,715          $  3,685         $  2,963         $  2,662
                                                   ========         ========          ========         ========         ========

Earnings Per Share:
   Basic                                           $   3.05         $   2.38          $   2.36         $   1.90         $   1.71
                                                   ========         ========          ========         ========         ========
   Diluted                                         $   3.05         $   2.38          $   2.36         $   1.90         $   1.71
                                                   ========         ========          ========         ========         ========

Cash Dividends Declared Per
   Common Share                                    $   2.65         $   2.25          $   2.12         $   1.90         $   1.71
                                                   ========         ========          ========         ========         ========

(1) Westwood Hills L.L.C. is accounted for using the equity method of accounting. Fiscal year ended 1996 has been restated to reflect this accounting method.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Registrant is an equity REIT that owns a portfolio of residential apartment and retail properties. The Registrant's revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from its income producing retail properties. The Registrant also receives income from its 40% owned affiliate, Westwood Hills, which owns a residential apartment property. The Registrant's policy has been to acquire real property for long-term investment.

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

Results of Operations:
Fiscal Years ended October 31, 2000 and 1999

Acquisition

On March 29, 2000, the Registrant acquired the Olney Town Center ("Olney"), in Olney, MD. Olney is a 98,800 sq. ft. neighborhood shopping center with expansion potential to 131,000 sq. ft. The center is 91.5% occupied. The shopping center is situated on approximately 13 acres of land. Approximately 11 acres are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.

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

The Registrant has agreed in principal to sell, as of March 29, 2000, a 25% interest in S and A to a group consisting principally of employees of Hekemian & Co., Inc. on the same basis and cost to the Registrant. See Fiscal Year 2000 Developments - Acquisition of Olney Town Center. The accompanying financial statements include the operations of Olney since the acquisition date which are summarized as follows:

                                      Period From        % Of
                                        3/29/00      Consolidated
                                           To         Year Ended
                                       10/31/00        10/31/00
                                      -----------    -------------
Selected Income Statement Data:
Revenues                                $ 1,291          7.1%
Operating Expenses                          385          6.2%
Financing Costs                             567         11.0%
Depreciation                                218         11.0%
Minority Interest                            30        100.0%
                                      -----------    -------------
             Total Expenses               1,200          9.0%
                                      -----------    -------------
Net Earnings                               $ 91          1.9%
                                      ===========    =============
Earnings Per Share                       $ 0.06          1.9%
                                      -----------    -------------

Revenues
For the fiscal year ended October 31, 2000 ("Current Year"), total revenues increased $2,428,000 (15.4%) to $18,156,000 from $15,728,000 for fiscal ended
October 31, 1999 ("Prior Year"). $2,110,000 or 86.9% of this increase is attributable to revenues from real estate operations. The balance of the revenue increase is from the Registrant's share of the earnings from its affiliate ($226,000) and from increased investment income ($92,000).

Real Estate Operations: The $2,110,000 (14%) increase in revenues from real estate operations is primarily attributable to Olney ($1,291,000), which has been included in operations since March 29, 2000, and increased revenues from Franklin Crossing ($309,000) as a result of higher occupancy. Revenue at retail properties other than Olney and Franklin Crossing increased 4.4%, and included a $150,000 lease termination fee at the Westridge Square Shopping Center.

Revenue at the residential properties increased 3% despite a modest decline in occupancy. The decline in occupancy having been offset by increased apartment rentals.

Net Investment Income: Net investment income, which is principally derived from the Registrant's investment in marketable securities (U.S. Treasury Notes and Government Agency bonds), and money market funds, increased 12.4% to $834,000.

Earnings From 40% Owned Affiliate: Equity in Earnings of the Registrant's 40% owned affiliate, Westwood Hills L.L.C. was $173,000 for the Current Year compared to a loss of $52,000 for the Prior Year. This positive swing of $225,000 resulted from an 8% increase in the affiliate's NOI (Net Income before depreciation and debt service), and the non-reoccurrence of mortgage refinancing costs of $440,000 incurred during the Prior Year.

Expenses:
For the Current Year overall expenses increased $1,385,000 (11.5%) to $13,397,000 from $12,012,000 for the Prior Year. The principal areas of increase and percentage increase were in the following areas: Real estate operations $271,000 (8.2%), real estate taxes $265,000 (13.8%), financing costs $544,000
(11.8%), and depreciation $272,000 (15.9%). The inclusion of Olney's operations during the Current Year accounted for $1,200,00 (87%) of the overall expense increase - see table above for the amount and % of the categories attributed to Olney. Administrative costs declined 15.3% in the Current Year.

Net Income:
Net Income for the Current Year increased 28.1% to $4,759,000 ($3.05 per share) compared to $3,716,000 ($2.38 per share) for the Prior Year. The earnings component increases during the Current Year over the Prior Year are as follows:

                                       Current Year
                                         Changes
                                       ------------
Real Estate Operations                 $ 1,203,000
Net Investment Income                       93,000
Equity in Income of Affiliate              225,000
Financing Costs                           (545,000)
Administrative Costs                        67,000
                                       ------------
                                       $ 1,043,000
                                       ------------

The increase in Net Income from Real Estate Operations is attributable to a 2.1% increase at the Registrant's residential properties and a 22.4% increase at the Retail properties. The increase in Net Income at the Retail properties is principally attributable to the inclusion of Olney and increased occupancy at Franklin Crossing.

Going Forward:
The Registrant feels its operating properties are well positioned in their markets and should continue making positive contributions to earnings and funds from operations ("FFO"). However, as we enter the new fiscal year, the following factors may negatively impact the Registrant's operating results:

          o Increased fuel and snow removal costs. The effect of increased utility rates and prospects for a severe winter may increase these expenses above the levels experienced the past several years. To the extent these expenses occur at the Registrant's Residential properties, as opposed to the Retail properties, they cannot be passed on to tenants.
          o Olney Town Center. The Registrant is planning an expansion of the Olney center during fiscal 2001-2002 that the Registrant expects will ultimately add to revenues, net income, and value to the Registrant's portfolio when completed. If the expansion plans are approved by the required governmental agencies, and the leasing completed, a number of existing tenants will be relocated. The relocation of these tenants' will cause a temporary, although significant, loss of rental income and expense reimbursements to the Registrant during the expansion period.

Results of Operations:
Fiscal Years ended October 31, 1999 and 1998

Revenues
For the fiscal year ended October 31, 1999, total revenues increased $1,296,000 (8.9%) to $15,727,000 from $14,431,000 for fiscal 1998. $824,000 of the increase comes from the Registrant's real estate operations, and $736,000 from increased interest income. These increases were offset by a negative swing of $264,000 in the Registrant's share of earnings from its 40% owned affiliate from a profit of $212,000 for fiscal 1998 to a loss of $52,000 for fiscal 1999.

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

Net Investment Income: The mortgage financings that took place during fiscal 1999 and 1998 generated funds of approximately $14.8 million. These funds were invested in institutional money market pools that generated the bulk of the increased interest income. During the fourth quarter of 1999, in order to increase yields, the Registrant redeployed $14 million from the money market pools into short-to-intermediate term Government Agency bonds.

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

Expenses:
For the fiscal year ended October 31, 1999 overall expenses increased $1,266,000 (11.8%) to $12,012,000 from $10,746,000 for fiscal 1998. The increase came in the following areas: Real estate operations:  $219,000 (4.4%);  financing costs:
$858,000 (22.8%); General expenses: $123,000 (39.8%); and, Depreciation expense:
$66,000 (4.0%).

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

Net Income
For the fiscal year ended October 31, 1999 Net Income was $3,715,000 ($2.38 per share) compared to Net Earnings of $3,685,000 ($2.36 per share) for the fiscal year ended October 31, 1998.

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

Funds From Operations ("FFO")
FFO is considered by many as a standard measurement of a REIT's performance. The Registrant computes FFO as follows:

                                                         Year Ended
                                               ----------------------------
                                               10/31/2000        10/31/1999
                                               ----------------------------
Net Income                                      $ 4,759          $ 3,715
Depreciation - Real Estate                        1,988            1,716
Amortization of Deferred Mortgage Costs             111               90
Deferred Rents                                     (436)            (399)
Capital Improvements - Apartments                  (340)            (262)
Other                                               135              275
                                                -------          -------
                 Funds From Operations          $ 6,217          $ 5,135
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

Liquidity and Capital Resources

At October 31, 2000, the Registrant's cash, cash equivalents and marketable securities totaled $12,376,000 compared to $16,536,000 at October 31, 1999. The principal reason for the reduction was the liquidation of $5 million of marketable securities used for the cash portion of the purchase price of Olney. Significant portions of these funds are available for property acquisitions.

At October 31, 2000, the Registrant's aggregate outstanding mortgage debt was approximately $70.2 million. Approximately $59.5 million bear a fixed weighted average interest cost of 7.512%, and an average life of 10.22 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets every 90 days. This mortgage is due March 28, 2002 and can be extended for one additional year. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's operational needs and the increased mortgage obligations. The Registrant believes that its exposure to market risk relating to interest rate risk is not material since most of its mortgage debt is long term with fixed rates. However, to the extent the proceeds from the various financings cannot be redeployed to earn more than the stated interest costs, there will be a negative impact on earnings and cash flow available to pay dividends. To offset the
Registrant's increased debt-carrying costs, the Registrant has invested approximately $9.4 million in short-to-intermediate fixed rate Government Agency

Bonds. These bonds yield a weighted average interest of 6.52% and have a weighted maturity of 29 months. Since the market value of these bonds are interest rate sensitive, a sale of all or a portion of these bonds prior to maturity in a high interest rate environment, may result in a loss to the Registrant (See Net Investment Income above).

The Registrant makes capital improvements to its properties when it deems such improvements to be necessary or appropriate. The short-term impact of such capital outlays will be to depress the Registrant's current cash flow. The Registrant is now experiencing the benefits of these expenditures by preserving the physical integrity of its properties and securing increased rentals. Other than the capital improvement program described above, the Registrant has made no commitments and has no understandings for any material capital expenditure during fiscal 2001 other than in the ordinary course of business.

Distributions to Shareholders
Since its inception in 1961, the Registrant has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, the Registrant must satisfy a number of highly technical and complex operational requirements including that it must distribute to its shareholders at least 95% (ninety percent (90%) for taxable years beginning after 2000) of its REIT taxable income. The Registrant anticipates making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, the Registrant generally intends to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code.

It has been the Registrant's policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year's net income and taxable income. The following tables list the quarterly dividends paid or declared for the three most recent fiscal years and the percent the dividends were of taxable income.

     ----------------------------------------------------------------------
                                   FISCAL          FISCAL         FISCAL
                                   ------          ------         ------
                                    2000            1999           1998
                                    ----            ----           ----
     ----------------------------------------------------------------------
        First Quarter              $ .50            $ .40         $ .40
     ----------------------------------------------------------------------
        Second Quarter             $ .50            $ .40         $ .40
     ----------------------------------------------------------------------
        Third Quarter              $ .50            $ .40         $ .40
     ----------------------------------------------------------------------
        Fourth Quarter             $1.15            $1.05         $ .92
                                   ======           =====         =====
     ----------------------------------------------------------------------
            Year To Date           $2.65            $2.25         $2.12
                                   =====            =====         =====
     ----------------------------------------------------------------------

     -------------------------------------------------------------------
                                                               Dividends
                                            ($000)             as a % of
                                      Total        Taxable      Taxable
                        Per Share   Dividends      Income       Income
     -------------------------------------------------------------------
             2000        $ 2.65      $ 4,133       $ 4,122      100.3%
     -------------------------------------------------------------------
             1999        $ 2.25      $ 3,509       $ 3,332      105.3%
     -------------------------------------------------------------------
             1998        $ 2.12      $ 3,307       $ 3,170      104.3%
     -------------------------------------------------------------------

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


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             See  "Liquidity and Capital Resources" above.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Registrant and of its affiliate, Westwood Hills, are submitted as a separate section of this Annual Report. See "Index to Financial Statements" on page F-1 of this Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference to the Registrant's definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year covered by this Annual Report. Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning the Registrant's trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 2001.

The information  concerning the Registrant's executive officers required by this item is set forth in Item 4A of Part I of this Annual Report under the caption "Executive Officers of the Registrant."

ITEM 11:  EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 2001.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for its Annual Meeting to be held in April 2001.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the
section  titled  "Certain   Relationships  and  Related   Transactions"  in  the
Registrant's Proxy Statement for its Annual Meeting to be held in April 2001.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements of Registrant and of Registrant's Affiliate, Westwood Hills:

         (i) Reports of Independent Public Accountants for Registrant, J.H. Cohn, LLP

         (ii)  Balance Sheets as of October 31, 2000 and 1999

         (iii) Statements of Income and Undistributed Earnings for the years ended October 31, 2000, 1999 and 1998 for Registrant and Statements of Income and Members' Equity for the years ended October 31, 2000, 1999 and 1998 for Westwood Hills

         (iv) Statements of Cash Flows for the years ended October 31, 2000, 1999 and 1998.

         (v)   Notes to Financial Statements

            Financial Statement Schedules:

         (i)   Short-Term Borrowings.

         (ii)  Supplementary Income Statement Information.

         (iii) Real Estate and Accumulated Depreciation.

               Exhibits:

               See  Index  to  Exhibits  immediately   following  the  Financial
               Statements.



     (b) Reports on Form 8-K:

                        On October 27, 2000 the Registrant filed a Report on Form 8-K, which is incorporated herein by reference, reporting the Registrant's fourth quarter dividend declaration.

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

                              First Real Estate Investment Trust of
                              New Jersey

                              Dated: By:  /s/ Robert S. Hekemian
                                          -----------------------------
                                          Robert S. Hekemian, Chairman of the
                                          Board and Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                        Title                     Date
             ---------                        -----                     ----

/s/ Robert S. Hekemian           Chairman of the Board, Chief
-----------------------------    Executive Officer and Trustee
Robert S. Hekemian               (Principal Executive Officer)

/s/Donald W. Barney                          Trustee
-----------------------------
Donald W. Barney

/s/John B. Voskian                           Trustee
-----------------------------
John B. Voskian

/s/ Herbert C. Klein                         Trustee
-----------------------------
Herbert C. Klein

/s/ Ronald J. Artinian                       Trustee
-----------------------------
Ronald J. Artinian

/s/ Alan L. Aufzien                          Trustee
-----------------------------
Alan L. Aufzien

/s/ William R. DeLorenzo, Jr.    Executive Secretary and
-----------------------------    Treasurer (Principal Financial
William R. DeLorenzo. Jr.        Officer)

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                        INDEX TO FINANCIAL STATEMENTS AND

                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))


                                                                 PAGE
                                                                 ----

(A)  FINANCIAL STATEMENTS OF REGISTRANT:

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                F-2

          CONSOLIDATED BALANCE SHEETS
               OCTOBER 31, 2000 AND 1999                          F-3

          CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE
          INCOME AND UNDISTRIBUTED EARNINGS
               YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998        F-4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998        F-5/6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-7/17

(B)  FINANCIAL STATEMENTS OF AFFILIATE:

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                F-18

          BALANCE SHEETS

               OCTOBER 31, 2000 AND 1999                          F-19

          STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY
          (DEFICIENCY)

               YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998        F-20

          STATEMENTS OF CASH FLOWS
               YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998        F-21

          NOTES TO FINANCIAL STATEMENTS                           F-22/23

(C)  FINANCIAL STATEMENT SCHEDULES:

     IX  - SHORT-TERM BORROWINGS                                  S-1

      X  - SUPPLEMENTARY INCOME STATEMENT INFORMATION             S-1

     XI  - REAL ESTATE AND ACCUMULATED DEPRECIATION               S-2/3

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiary

We have audited the accompanying consolidated balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY as of October 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, undistributed earnings and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey and Subsidiary as of October 31, 2000 and 1999, and their results of operations and cash flows for each of the three years in the period ended October 31, 2000, in conformity with generally accepted accounting principles.

Our audits referred to above included the information in Schedules IX, X and XI which present fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

Roseland, New Jersey
November 22, 2000

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 2000 AND 1999


                                   ASSETS                                    2000           1999
                                   ------                                  ---------      ----------
                                                                                (In Thousands
                                                                                  of Dollars)
Real estate and equipment, at cost, net of accumulated
    depreciation                                                           $ 78,038        $ 63,441
Investments in marketable securities                                          9,451          14,453
Cash and cash equivalents                                                     2,925           2,083
Due from related party                                                        1,066
Tenants' security accounts                                                      766             771
Sundry receivables                                                            1,794           1,326
Prepaid expenses and other assets                                             1,361           1,004
Deferred charges, net                                                         1,380           1,350
                                                                           --------        --------

               Totals                                                      $ 96,781        $ 84,428
                                                                           ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
     Mortgages payable                                                     $ 70,214        $ 60,071
     Accounts payable and accrued expenses                                      854             503
     Cash distributions in excess of investment in affiliate                    352             294
     Dividends payable                                                        1,794           1,638
     Tenants' security deposits                                               1,073           1,000
     Deferred revenue                                                           303             402
                                                                           --------        --------
               Total liabilities                                             74,590          63,908
                                                                           --------        --------

Minority interest                                                             1,047
                                                                           --------

Commitments and contingencies

Shareholders' equity:
     Shares of beneficial interest without par value; 1,790,000
          shares authorized; 1,559,788 shares issued and outstanding         19,314          19,314
     Undistributed earnings                                                   1,879           1,253
     Accumulated other comprehensive income (loss)                              (49)            (47)
                                                                           --------        --------
               Total shareholders' equity                                    21,144          20,520
                                                                           --------        --------

               Totals                                                      $ 96,781        $ 84,428
                                                                           ========        ========



See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                             UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                               INCOME                           2000               1999                1998
                               ------                         ---------          --------            ---------
                                                                        (In Thousands of Dollars,
                                                                        Except per Share Amounts)
Revenue:
     Rental income                                            $    14,575        $    13,083        $    12,450
     Reimbursements                                                 2,179              1,750              1,576
     Equity in income (loss) of affiliate                             173                (52)               213
     Net investment income                                            834                742                  6
     Sundry income                                                    397                204                187
                                                              -----------        -----------        -----------
          Totals                                                   18,158             15,727             14,432
                                                              -----------        -----------        -----------

Expenses:
     Operating expenses                                             3,315              3,118              2,989
     Management fees                                                  697                623                576
     Real estate taxes                                              2,187              1,922              1,758
     Interest                                                       5,165              4,620              3,762
     Depreciation                                                   1,988              1,716              1,650
     Minority interest                                                 31
                                                              -----------        -----------        -----------
          Totals                                                   13,383             11,999             10,735
                                                              -----------        -----------        -----------

Income before state income taxes                                    4,775              3,728              3,697

Provision for state income taxes                                       16                 13                 12
                                                              -----------        -----------        -----------

Net income                                                    $     4,759        $     3,715        $     3,685
                                                              ===========        ===========        ===========

Basic earnings per share                                      $      3.05        $      2.38        $      2.36
                                                              ===========        ===========        ===========

Basic weighted average shares outstanding                       1,559,788          1,559,788          1,559,788
                                                              ===========        ===========        ===========

                               COMPREHENSIVE INCOME

Net income                                                    $     4,759        $     3,715        $     3,685
                                                              -----------        -----------        -----------

Other comprehensive income (loss):

     Unrealized holding losses on marketable securities               (70)               (47)
     Reclassification adjustment for losses included in
          net income                                                   68
                                                              -----------        -----------        -----------
Other comprehensive income (loss)                                      (2)               (47)
                                                              -----------        -----------        -----------

Comprehensive income                                          $     4,757        $     3,668        $     3,685
                                                              ===========        ===========        ===========

                              UNDISTRIBUTED EARNINGS

Balance, beginning of year                                    $     1,253        $     1,048        $       670
Net income                                                          4,759              3,715              3,685
Less dividends                                                     (4,133)            (3,510)            (3,307)
                                                              -----------        -----------        -----------

Balance, end of year                                          $     1,879        $     1,253        $     1,048
                                                              ===========        ===========        ===========

Dividends per share                                           $      2.65        $      2.25        $      2.12
                                                              ===========        ===========        ===========

See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                                                2000           1999             1998
                                                                              ---------       -------         --------
                                                                                        (In Thousands of Dollars)
Operating activities:
     Net income                                                               $  4,759        $  3,715        $  3,685
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                          2,182           1,878           1,777
          Equity in (income) loss of affiliate                                    (173)             52            (213)
          Deferred revenue                                                         (99)            147
          Minority interest                                                         31
          Realized loss on marketable securities                                    68
          Changes in operating assets and liabilities:
               Tenants' security accounts                                            5             (19)            (33)
               Sundry receivables, prepaid expenses and other assets            (1,030)           (429)           (150)
               Accounts payable and accrued expenses                               351             102              (8)
               Tenants' security deposits                                           73              31              64
                                                                              --------        --------        --------
                    Net cash provided by operating activities                    6,167           5,477           5,122
                                                                              --------        --------        --------

Investing activities:
     Capital expenditures                                                         (937)           (536)         (5,347)
     Distributions from affiliate                                                  231           2,160             200
     Purchase of marketable securities                                                         (14,500)
     Proceeds from sale of marketable securities                                 4,932
     Repayment from (loan to) affiliate                                                            100            (100)
     Acquisition of partnership interest                                        (4,728)
                                                                              --------        --------        --------
                    Net cash used in investing activities                         (502)        (12,776)         (5,247)
                                                                              --------        --------        --------

Financing activities:
     Dividends paid                                                             (3,977)         (3,307)         (3,198)
     Repayments of note payable - bank                                                                         (11,429)
     Net proceeds from mortgage refinancing                                                      3,671           5,443
     Proceeds from mortgage borrowings                                                           9,275          11,100
     Repayment of mortgages                                                       (777)           (728)           (619)
     Deferred mortgage costs                                                       (69)           (322)           (607)
                                                                              --------        --------        --------
                    Net cash provided by (used in) financing activities         (4,823)          8,589             690
                                                                              --------        --------        --------

Net increase in cash and cash equivalents                                          842           1,290             565
Cash and cash equivalents, beginning of year                                     2,083             793             228
                                                                              --------        --------        --------

Cash and cash equivalents, end of year                                        $  2,925        $  2,083        $    793
                                                                              ========        ========        ========

Supplemental disclosure of cash flow data:

     Interest paid, net of capitalized interest of $68,000 in 1998            $  5,053        $  4,530        $  3,763
                                                                              ========        ========        ========

     Income taxes paid                                                        $     16        $     13        $     12
                                                                              ========        ========        ========

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998



Supplemental schedule of noncash investing and financing activities:
     Dividends declared but not paid amounted to $1,794,000, $1,638,000 and $1,435,000 in 2000, 1999 and 1998, respectively.

     During 2000, the Trust completed its acquisition of a 98,800 square foot retail property in Olney, Maryland for approximately $15,648,000, in part, with the proceeds of a $10,920,000 mortgage. In connection with the acquisition, the Trust advanced the holders of the 25% interest which is not owned by the Trust approximately $1,016,000 in order for them to fund their pro rata portion of the purchase price.

     During 1998, the Trust completed its acquisition of a 64,000 square foot commercial property in Patchogue, New York for approximately $11,000,000, in part, with the proceeds of a $7,500,000 mortgage.

See Notes to Consolidated Financial Statements.

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

                           The Trust is subject to Federal income tax on undistributed taxable income and capital gains. The Trust may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 2000, 1999 and 1998, the Trust made such an election.

                     Principles of consolidation:
                           The consolidated financial statements include the accounts of the Trust and, subsequent to March 29, 2000, its 75%-owned subsidiary, S and A Commercial Associates Limited Partnership ("S and A"). The consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by the Trust reflected as "minority interest". All significant intercompany accounts and transactions have been eliminated in consolidation (see Note 2).

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

                     Investments in marketable securities:
                           Investments in marketable debt securities classified as "available for sale" are recorded at fair value and unrealized gains and losses are reported as accumulated other comprehensive income within shareholders' equity. The cost of securities sold is based on the specific identification method.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note - Organization and significant accounting policies (continued):
                     Cash and cash equivalents:
                           Financial instruments which potentially subject the Trust to concentrations of credit risk consist primarily of cash and cash equivalents. The Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Trust maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 2000, such cash and cash equivalent balances exceeded Federally insured limits by approximately $2,730,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

                     Depreciation:
                           Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

                     Deferred charges:
                           Deferred   charges  consist  of  mortgage  costs  and
                           leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $112,000, $90,000 and $67,000 in 2000, 1999 and 1998, respectively.
                           Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

                     Advertising:
                           The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $58,000 in 2000 and 1999 and $73,000 in 1998.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies (concluded):
                     Earnings per share:
                           The Trust has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial
                           Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the years ended October 31, 2000 and 1999, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method. For the year ended October 31, 1998, the Trust had no potentially dilutive common shares.

                     Recent accounting pronouncements:
                           The Financial Accounting Standards Board has issued certain pronouncements as of October 31, 2000 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will effect any financial accounting measurements or disclosures the Trust will be required to make.

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

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment in affiliates (continued):

Summarized financial information of WHLLC as of October 31, 2000 and 1999 and for each of the three years in the period ended October 31, 2000 is as follows:

                                                                   2000            1999
                                                                 --------        --------
                                                                      (In Thousands
                                                                       of Dollars)
Balance sheet data:
    Assets:
        Real estate and equipment, net                          $ 13,942        $ 14,190
        Other                                                        756             812
                                                                --------        --------

                 Total assets                                   $ 14,698        $ 15,002
                                                                ========        ========

    Liabilities and members' deficiency:
        Liabilities:
             Mortgage payable                                   $ 15,185        $ 15,362
             Other                                                   398             378
                                                                --------        --------
                 Totals                                           15,583          15,740
                                                                --------        --------

        Members' deficiency:
             Trust                                                  (352)           (294)
             Others                                                 (533)           (444)
                                                                --------        --------
                 Totals                                             (885)           (738)
                                                                --------        --------
                   Total liabilities and members' deficiency    $ 14,698        $ 15,002
                                                                ========        ========


                                                                   2000            1999            1998
                                                                 --------        --------        --------
                                                                          (In Thousands of Dollars)
      Income statement data:
           Rental revenue                                        $  2,863        $  2,728        $  2,617
           Rental expenses                                          2,430           2,415           2,086
                                                                 --------        --------        --------

           Income from rental operations                              433             313             531

           Prepayment penalty on mortgage refinancing                                (442)
                                                                 --------        --------        --------

           Net income (loss)                                     $    433        $   (129)       $    531
                                                                 ========        ========        ========



                     On March 29, 2000, the Trust acquired 100% of S and A, whose primary asset is a neighborhood shopping center in Olney, Maryland. The shopping center contains approximately 98,800 square feet of gross leaseable area situated on approximately 13 acres of land. Approximately 11 acres of the land are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment in affiliates (concluded):

                     The purchase price of S and A was approximately $15,648,000 of which $4,728,000 was paid in cash and $10,920,000 was financed by the proceeds of a mortgage. The Trust has agreed in principle to sell a 25% interest in S and A, as of March 29, 2000, to a group consisting principally of employees of Hekemian on the same basis and cost to the Trust. The Trust advanced this group $1,016,000 towards the purchase price of S and A. The advance accrues interest at what the Trust's borrowing rate would be under its expired line of credit and amounted to approximately $50,000 during the year ended October 31, 2000. As of October 31, 2000, the group owes an aggregate amount of $1,066,000. The receivable and accrued interest are expected to be paid within the next quarter.

                     The accompanying  consolidated financial statements reflect
                     the   operations   of  the   shopping   center   since  its
                     acquisition.

                     The following unaudited pro forma information (in thousands of dollars, except per share amounts) shows the results of operations for the years ended October 31, 2000, 1999 and 1998 as though S and A had been acquired at the beginning of fiscal 1998:

                                                                 2000            1999            1998
                                                               --------        --------        --------
                                                                        (In Thousands of Dollars)
                        Revenue                                $ 18,915        $ 17,649        $ 16,508
                        Expenses                                 14,196          13,950          12,857
                                                               --------        --------        --------

                        Income before minority interest           4,719           3,699           3,651
                        Minority interest                           (36)            (32)            (49)
                                                               --------        --------        --------

                        Net income                             $  4,683        $  3,667        $  3,602
                                                               ========        ========        ========

                        Earnings per share                     $   3.00        $   2.35        $   2.31
                                                               ========        ========        ========


                     The unaudited pro forma results include adjustments for depreciation based on the purchase price, increased interest expense and reduced net investment income related to assets utilized to make the acquisition, and obligations incurred to complete the transaction.

                     The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 1998 or of future results of operations of the Trust's combined properties.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in marketable securities:

                     At October 31, 2000 and 1999, the Trust's investment in marketable debt securities, all of which were classified as available for sale, consisted of government agency bonds. The maturities for all securities held at October 31, 2000 and 1999 are as follows:

                                                         2000                         1999
                                               -------------------------    ------------------------
                                                              (In Thousands of Dollars)

                                               Amortized                    Amortized
                                                 Cost         Fair Value      Cost        Fair Value
                                               ---------      ----------    ---------     ----------
                        One to five years        $9,000       $ 8,978       $14,000       $13,986
                        Five to ten years           500           473           500           467
                                                -------       -------       -------       -------

                                    Totals      $ 9,500       $ 9,451       $14,500       $14,453
                                                =======       =======       =======       =======

Note 4 - Real estate and equipment:

                     Real estate and equipment consists of the following:

                                                                    Range of
                                                                   Estimated

                                                                 Useful Lives         2000           1999
                                                                 -------------      ---------      ----------
                                                                                    (In Thousands of Dollars)

                           Land                                                      $23,831       $22,773
                           Unimproved land                                             2,384         2,354
                           Apartment buildings                       7-40 years       11,045        10,764
                           Commercial buildings and shopping
                                 centers                            15-50 years       56,510        40,723
                           Construction in progress                                      795         1,426
                           Equipment                                 3-15 years          582           522
                                                                                  ----------     ---------
                                                                                      95,147        78,562
                           Less accumulated depreciation                              17,109        15,121
                                                                                    --------      --------

                                       Totals                                        $78,038       $63,441
                                                                                     =======       =======

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgages payable:

                     Mortgages payable consist of the following:

                                                                                         2000          1999
                                                                                       --------       -------
                                                                                           (In Thousands
                                                                                            of Dollars)

                           Northern Life Insurance Cos. - Frederick, MD (A)             $18,319       $18,609
                           National Realty Funding L.C. - Westwood, NJ (B)               10,306        10,420
                           Larson Financial Resources, Inc. - Spring Lake, NJ (C)         3,621         3,664
                           Summit Bank - Patchogue, NY (D)                                7,191         7,295
                           Larson Financial Resources, Inc. - Wayne, NJ (E)              10,777        10,898
                           Larson Financial Resources, Inc. - River Edge, NJ (F)          5,262         5,323
                           Larson Financial Resources, Inc. - Maywood, NJ (G)             3,818         3,862
                           Summit Bank - Olney, MD (H)                                   10,920
                                                                                        -------       -------

                                Totals                                                  $70,214       $60,071
                                                                                        =======       =======


                           (A) Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $23,312,000.

                           (B) Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,142,000.

                           (C) Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $489,000.

                           (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,276,000.

                           (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,693,000.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgages payable (concluded):

                           (F) Payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,236,000.

                           (G) Payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $906,000.

                           (H) Interest only is payable monthly at 175 basis points over the 90 day LIBOR rate (an effective rate of 8.367% at October 31,
                                    2000)  and   resets   every  90  days.   The
                                    mortgage, which is due in March 2002 (and may be extended for one year), is secured by a shopping center in Olney, Maryland having a net book value of $15,543,000.

                     Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2000 are as follows:

                            Year Ending
                             October 31,                     Amount

                                2001                      $     850
                                2002                         11,836
                                2003                            990
                                2004                          1,068
                                2005                          7,627

                     Based on borrowing rates currently available to the Trust, the fair value of the mortgage debt approximates carrying value at October 31, 2000.

Note 6 - Line of credit agreement:

                     The Trust had an $8,000,000 revolving line of credit agreement with Summit Bank which expired during May 2000. The line of credit bore interest at the bank's floating base rate plus .25% or the LIBOR rate plus 175 basis points. Outstanding borrowings were secured by apartment buildings in Hasbrouck Heights, New Jersey, Lakewood, New Jersey and Palisades Park, New Jersey as well as a retail building in Franklin Lakes, New Jersey. There were no outstanding borrowings under the agreement at October 31, 1999. One of the directors of the bank is a trustee of the Trust.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and contingencies:
                     Leases:
                           Retail tenants:
                                 The Trust leases retail space having a net book value of approximately $70,447,000 at October 31, 2000 to tenants for periods of up to twenty-five years. Most of the leases contain
                                 clauses  for   reimbursement  of  real  estate
                                 taxes,  maintenance,   insurance  and  certain
                                 other  operating  expenses of the  properties.
                                 Minimum   rental   income  (in   thousands  of
                                 dollars)  to be  received  from  noncancelable
                                 operating   leases  in  years   subsequent  to
                                 October 31, 2000 are as follows:

                                       Year Ending

                                        October 31,                      Amount
                                       ------------                      -------

                                             2001                     $  7,946
                                             2002                        7,723
                                             2003                        7,262
                                             2004                        6,509
                                             2005                        6,020
                                       Thereafter                       46,879
                                                                      --------

                                                   Total               $82,339
                                                                       =======

                                 The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                                 Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for each of the three years in the period ended October 31, 2000 were not material.

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

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Management agreement and related party transactions:

                     The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $697,000, $623,000 and $576,000 in 2000, 1999 and 1998,
                     respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisitions of the commercial buildings in Olney, Maryland in 2000 and Patchogue, New York in 1998 and various mortgage refinancing  and  lease  acquisition  fees.  Such  fees and commissions amounted to approximately $527,000, $208,000 and $718,000 in 2000, 1999 and 1998, respectively.

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

                     Upon ratification of the Plan on April 7,1999, the Trust issued 188,500 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $30 per share. The options, all of which are outstanding at October 31, 2000, are exercisable through September 2008.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members
Westwood Hills, LLC

We have audited the accompanying balance sheets of WESTWOOD HILLS, LLC as of October 31, 2000 and 1999, and the related statements of operations and members' equity (deficiency) and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Hills, LLC as of October 31, 2000 and 1999, and its results of operations and cash flows for each of the three years in the period ended October 31, 2000, in conformity with generally accepted accounting principles.

Roseland, New Jersey
November 22, 2000

                               WESTWOOD HILLS, LLC

                    (A New Jersey Limited Liability Company)

                                 BALANCE SHEETS

                            OCTOBER 31, 2000 AND 1999



                                     ASSETS                                 2000            1999
                                     ------                               --------        --------
                                                                                (In Thousands
                                                                                 of Dollars)
Real estate, at cost, net of accumulated depreciation of $2,008,000
      and $1,683,000                                                      $ 13,829        $ 14,084
Equipment, at cost, net of accumulated depreciation of $79,000 and
      $56,000                                                                  113             106
Cash                                                                           142             186
Tenants' security accounts                                                     321             302
Prepaid expenses and other assets                                              119             136
Deferred charges, net                                                          174             188
                                                                          --------        --------

            Totals                                                        $ 14,698        $ 15,002
                                                                          ========        ========


                            LIABILITIES AND MEMBERS' DEFICIENCY

Liabilities:
      Mortgage payable                                                    $ 15,185        $ 15,362
      Accounts payable and accrued expenses                                     67              74
      Tenants' security deposits                                               331             304
                                                                          --------        --------
            Total liabilities                                               15,583          15,740

Members' deficiency                                                           (885)           (738)
                                                                          --------        --------

            Totals                                                        $ 14,698        $ 15,002
                                                                          ========        ========


See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC

                    (A New Jersey Limited Liability Company)

            STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY (DEFICIENCY)
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998



                                 OPERATIONS                      2000          1999             1998
                                 ----------                    --------       ------           ------
                                                                      (In Thousands of Dollars)
Revenue:
      Rental income                                             $ 2,847        $ 2,703        $ 2,592
      Sundry income                                                  16             25             25
                                                                -------        -------        -------
            Totals                                                2,863          2,728          2,617
                                                                -------        -------        -------

Expenses:
      Operating expenses                                            566            583            508
      Management fees                                               144            135            131
      Real estate taxes                                             334            325            292
      Interest                                                    1,036          1,033            822
      Depreciation                                                  350            339            333
                                                                -------        -------        -------
            Totals                                                2,430          2,415          2,086
                                                                -------        -------        -------

Income from rental operations                                       433            313            531

Prepayment penalty on mortgage refinancing                                        (442)
                                                                -------        -------        -------

Net income (loss)                                                   433           (129)           531


                             MEMBERS' EQUITY (DEFICIENCY)

Balance, beginning of year                                         (738)         4,791          4,760

Less distributions                                                 (580)        (5,400)          (500)
                                                                -------        -------        -------

Balance, end of year                                            $  (885)       $  (738)       $ 4,791
                                                                =======        =======        =======



See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC

                    (A New Jersey Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


                                                                          2000           1999           1998
                                                                        -------        -------         ------
                                                                                (In Thousands of Dollars)
Operating activities:
      Net income (loss)                                                 $   433        $  (129)       $   531
      Adjustments to reconcile net income (loss) to net cash
            provided by operating activities:
            Depreciation and amortization                                   364            398            363
            Changes in operating assets and liabilities:
                  Tenants' security accounts                                (19)           (18)           (28)
                  Prepaid expenses and other assets                          17            (30)             6
                  Accounts payable and accrued expenses                      (7)            33             14
                  Tenants' security deposits                                 27             19             17
                                                                        -------        -------        -------
                        Net cash provided by operating activities           815            273            903
                                                                        -------        -------        -------

Investing activities - capital expenditures                                (102)          (113)           (51)
                                                                        -------        -------        -------

Financing activities:
      Distributions paid                                                   (580)        (5,400)          (500)
      Proceeds (repayments) of notes payable - related parties                            (250)           250
      Net proceeds from mortgage refinancing                                             5,475
      Repayment of mortgage                                                (177)          (138)          (167)
      Deferred mortgage costs                                                             (177)           (26)
      Refundable deposit                                                                   465           (465)
                                                                        -------        -------        -------
                        Net cash used in financing activities              (757)           (25)          (908)
                                                                        -------        -------        -------

Net increase (decrease) in cash                                             (44)           135            (56)
Cash, beginning of year                                                     186             51            107
                                                                        -------        -------        -------

Cash, end of year                                                       $   142        $   186        $    51
                                                                        =======        =======        =======


Supplemental disclosure of cash flow data:

      Interest paid                                                     $ 1,036        $ 1,033        $   822
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

                     Cash:
                        The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. At October 31, 2000, such cash exceeded Federally insured limits by approximately $42,000. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 2000 and 1999, the Company had no cash equivalents.

                     Depreciation:
                           Real  estate and  equipment  are  depreciated  on the
                            straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives ranging from 7 to 40 years.

                     Deferred charges:
                           Deferred  charges consist of mortgage costs which are
                            amortized on the straight-line method by annual charges to operations over the term of the mortgage. Amortization of such costs is included in interest expense and approximated $14,000, $59,000 and $32,000 in 2000, 1999 and 1998, respectively.

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

                               WESTWOOD HILLS, LLC

                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Real estate:

                     Real estate consists of the following:

                                                           2000         1999
                                                         --------      -------
                                                              (In Thousands
                                                                 of Dollars)

                        Land                              $ 3,849      $ 3,849
                        Apartment buildings                11,988       11,918
                                                          -------      -------
                                                           15,837       15,767
                        Less accumulated depreciation       2,008        1,683
                                                          -------      -------

                              Totals                      $13,829      $14,084
                                                          =======      =======


Note 3 - Mortgage payable:

                     The mortgage is payable in monthly installments of $99,946 including interest at 6.693% through January 2014 at which time the outstanding balance is due. Principal amounts (in thousands of dollars) due under the above obligation in each of the five years subsequent to October 31, 2000 are as follows:

                           Year Ending
                           October 31,                    Amount
                           -----------                    ------

                              2001                        $189
                              2002                         202
                              2003                         216
                              2004                         231
                              2005                         247

                     Based  on  borrowing  rates  currently   available  to  the
                     Company, the fair value of the mortgage approximates carrying value at October 31, 2000.

Note 4 - Management agreement:

                     The apartment complex is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $144,000, $135,000 and $131,000 in 2000, 1999 and 1998, respectively.

                                      * * *

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                       SCHEDULE IX - SHORT-TERM BORROWINGS
                            (In Thousands of Dollars)


          Column A               Column B      Column C       Column D     Column E       Column F
          --------               --------      --------       --------     --------      --------
                                                              Maximum      Average
                                                              Amount        Amount        Weighted
                                                               Out-          Out-         Average
      Category of                Balance       Weighted      standing      standing       Interest
       Aggregate                   at          Average        During        During          Rate
      Short-Term                 End of        Interest         the           the        During the
    Borrowings (A)               Period          Rate         Period        Period       Period (B)
    --------------              ---------      --------      ---------    ----------     ----------
2000:

      Note payable - bank        $    --          --%        $    --        $    --          --%
                                 =======          ===        =======        =======          ===

1999:

      Note payable - bank        $    --          --%        $    --        $    --          --%
                                                  ===        =======        =======          ===

1998:

      Note payable - bank        $    --          --%        $12,755        $ 1,860       7.875%
                                 =======          ===        =======        =======       ======

(A) See Note 6 of notes to consolidated financial statements.

(B) Calculated using average monthly loan balances and actual interest expense.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)

                 Column A                         Column B
                 --------                         --------

                                             Charged to Costs
                   Item (A)                    and Expenses
                   ----              -------------------------------
                                       2000         1999       1998
                                     -------      -------    -------

Maintenance and repairs              $   357      $   299    $   373
                                     =======      =======    =======

Real estate taxes                     $2,187       $1,922     $1,758
                                      ======       ======     ======

(A) Amounts for other items were less than 1% of revenue in all years.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                OCTOBER 31, 2000
                            (In Thousands of Dollars)


          Column A                     Column B          Column C                    Column D                      Column E
          --------                     --------          --------                    --------                      --------
                                                                                      Costs
                                                                                   Capitalized               Gross Amount at Which
                                                       Initial Cost                 Subsequent                     Carried at
                                                        to Company                 to Acquisition               Close of Period
                                                  -----------------------   -------------------------------  ----------------------


                                                               Buildings
                                         Encum-                  and                  Improve-   Carrying
        Description                     brances     Land     Improvements    Land      ments       Costs      Land
        -----------                     --------  --------   ------------  --------- ----------  ---------  ---------
Garden apartments:
     Sheridan Apts., Camden, NJ                   $   117      $    360              $   953               $    117
     Grandview Apts., Hasbrouck
         Heights, NJ                                   22           180                  181                     22
     Lakewood Apts., Lakewood, NJ                      11           396                  187                     11
     Hammel Gardens, Maywood, NJ      $  3,818        313           728                  621                    313
     Palisades Manor, Palisades
         Park, NJ                                      12            81                   72                     12
     Steuben Arms, River Edge, NJ        5,262        364         1,773                  351                    364
     Heights Manor, Spring Lake
         Heights, NJ                     3,621        109           974                  258                    109
     Berdan Court, Wayne, NJ            10,777        250         2,206                1,724                    250


Retail properties:
     Franklin Lakes Shopping Center,
         Franklin Lakes, NJ                            29                 $ 3,382      7,173                  3,411
     Glen Rock, NJ                                     12            36                   35                     12
     Olney Shopping Center, Olney,
         MD                             10,920      1,058        14,590                  113                  1,058
     Patchogue Shopping Center,
         Patchogue, NY                   7,191      2,128         8,818                  (32)                 2,128
     Westridge Shopping Center,
         Frederick, MD                  18,319      9,135        19,159                  394                  9,135
     Westwood Shopping Center,
         Westwood, NJ                   10,306      6,889         6,416                  603                  6,889
Vacant land:
     Franklin Lakes, NJ                               224                    (158)                               66
     Rockaway, NJ                                   1,683                      29               $   429       2,141
     South Brunswick, NJ                               80                       1                    96         177
                                      --------   --------      --------   -------    -------    -------    --------

              Totals                  $ 70,214   $ 22,436      $ 55,717  $  3,254    $12,633    $   525    $ 26,215
                                      ========   ========      ========  ========    =======    =======    ========



          Column A                  Column E                    Column F      Column G     Column H      Column I
          --------                  --------                    --------      --------     --------      --------

                                        Gross Amount at Which
                                     Carried at Close of Period
                                   ----------------------------
                                                                                                          Life on
                                     Buildings                                                           Which De-
                                        and                    Accumulated     Date of       Date       preciation
        Description                 Improvements   Total(1)   Depreciation  Construction   Acquired     is Computed
        -----------                ------------   --------   -------------  ------------  -----------   -----------
Garden apartments:
     Sheridan Apts., Camden, NJ      $  1,313    $  1,430      $    892          1950         1964       7-40 years
     Grandview Apts., Hasbrouck
         Heights, NJ                      361         383           259          1925         1964       7-40 years
     Lakewood Apts., Lakewood, NJ         583         594           466          1960         1962       7-40 years
     Hammel Gardens, Maywood, NJ        1,349       1,662           769          1949         1972       7-40 years
     Palisades Manor, Palisades
         Park, NJ                         153         165           110          1935/70      1962       7-40 years
     Steuben Arms, River Edge, NJ       2,124       2,488         1,287          1966         1975       7-40 years
     Heights Manor, Spring Lake
         Heights, NJ                    1,232       1,341           883          1967         1971       7-40 years
     Berdan Court, Wayne, NJ            3,930       4,180         2,567          1964         1965       7-40 years


Retail properties:
     Franklin Lakes Shopping Center
         Franklin Lakes, NJ             7,173      10,584           450          1963/75/97   1966      10-50 years
     Glen Rock, NJ                         71          83            47          1940         1962    10-31.5 years
     Olney Shopping Center, Olney,
         MD                            14,703      15,761           218          2000                 15-39.5 years
     Patchogue Shopping Center,
         Patchogue, NY                  8,786      10,914           639          1997         1997         39 years
     Westridge Shopping Center,
         Frederick, MD                 19,553      28,688         5,376          1986         1992    15-31.5 years
     Westwood Shopping Center,
         Westwood, NJ                   7,019      13,908         2,763          1981         1988    15-31.5 years
Vacant land:
     Franklin Lakes, NJ                                66                        1966/93
     Rockaway, NJ                                   2,141                        1964/92/93
     South Brunswick, NJ                              177                        1964
                                     --------    --------      --------

              Totals                 $ 68,350    $ 94,565      $ 16,726
                                     ========    ========      ========

(1) Aggregate cost is the same for Federal income tax purposes.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (In Thousands of Dollars)


Reconciliation of real estate and accumulated depreciation:

                                                         2000            1999          1998
                                                      ---------       ---------     ---------
Real estate:
        Balance, beginning of year                     $ 78,040       $ 78,075      $ 65,719

        Additions:
               Building and improvements                 16,495            382        12,363
               Carrying costs                                30             49            (7)

        Deletions - building and improvements                             (466)
                                                       --------       --------      --------

        Balance, end of year                           $ 94,565       $ 78,040      $ 78,075
                                                       ========       ========      ========


Accumulated depreciation:
        Balance, beginning of year                     $ 14,786       $ 13,643      $ 11,982

        Additions - charged to operating expenses         1,940          1,609         1,661

        Deletions                                                        (466)
                                                       --------       --------      --------
        Balance, end of year                           $ 16,726       $ 14,786      $ 13,643
                                                       ========       ========      ========