Form 10-Q
period 2001-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2001-03-07
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2001                  Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


      New Jersey                                              22-1697095
-------------------------------                         -----------------------
(State or other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


          505 Main Street, P.O. Box 667, Hackensack, New Jersey 07602
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

                           Yes  XX        No
                               ----           ---

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------

                                      INDEX
                                      -----


Part I:  Financial Information

         Item 1:  Unaudited Condensed Consolidated Financial Statements

                  a.)  Balance  Sheets as at January  31, 2001 and October 31,
                       2000;

                  b.)  Statements  of  Income,   Comprehensive   Income,   and
                       Undistributed Earnings For the Three Months Ended January 31, 2001 and 2000;

                  c.) Statements of Cash Flows for the Three Months Ended January 31, 2001 and 2000;

                  d.)  Notes to Consolidated Financial Statements.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3:  Quantitative and Qualitative Disclosures of Market Risk.

Part II:  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Item 1: Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            January 31,        October 31,
                                                                                               2001               2000
                                                                                          ---------------   ----------------
                                                                                            (Unaudited)       (See Note 1)
                                                                                              (In Thousands of Dollars)

                         ASSETS

Real estate and equipment, at cost, net of accumulated depreciation                              $77,663            $78,038
Investments in marketable securities                                                               9,506              9,451
Cash & cash equivalents                                                                            2,259              2,925
Due from related party                                                                             1,087              1,066
Tenants' security accounts                                                                           776                766
Sundry receivables                                                                                 2,028              1,794
Prepaid expenses and other assets                                                                  1,241              1,361
Deferred charges, net                                                                              1,346              1,380
                                                                                          ---------------   ----------------
                                              Totals                                             $95,906            $96,781
                                                                                          ===============   ================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Mortgages payable                                                                          $70,005            $70,214
      Accounts payable and accrued expenses                                                          836                854
      Cash distributions in excess of earnings and investment in affiliate                           386                352
      Dividends payable                                                                              936              1,794
      Tenants' security deposits                                                                   1,075              1,073
      Deferred revenue                                                                               231                303
                                                                                          ---------------   ----------------
                                        Total liabilities                                         73,469             74,590
                                                                                          ---------------   ----------------

Minority interest                                                                                  1,057              1,047
                                                                                          ---------------   ----------------

Commitments and contingencies

Shareholders' equity:
      Shares of beneficial interest without par value; 1,790,000
        shares authorized; 1,559,788 shares issued and outstanding                                19,314             19,314
      Undistributed earnings                                                                       2,060              1,879
      Accumulated other comprehensive income (loss)                                                    6                (49)
                                                                                          ---------------   ----------------
                                    Total shareholders' equity                                    21,380             21,144
                                                                                          ---------------   ----------------
                                              Totals                                             $95,906            $96,781
                                                                                          ===============   ================

See Notes to financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
                           AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   UNAUDITED

                                                                           2001                 2000
                                                                           ----                 ----
                                                                           (In Thousands of Dollars
                                                                           Except Per Share Amounts)
                                                                           -------------------------
                                INCOME
                                ------
Revenue:
      Rental income                                                         $    3,869         $    3,334
      Reimbursements                                                               656                476
      Equity in income of affiliate                                                 30                 24
      Investment income                                                            218                254
      Sundry income                                                                 45                 50
                                                                      -----------------   ----------------
                                            Totals                               4,818              4,138
                                                                      -----------------   ----------------

Expenses:
      Operating expenses                                                         1,006                934
      Management fees                                                              175                153
      Real estate taxes                                                            579                511
      Financing costs                                                            1,378              1,150
      Depreciation                                                                 548                432
      Minority interest                                                             10                  0
                                                                      -----------------   ----------------
                                            Totals                               3,696              3,180
                                                                      -----------------   ----------------

Income before state income taxes                                                 1,122                958
Provision for state income taxes                                                     5                  3
                                                                      -----------------   ----------------

Net income                                                                  $    1,117         $      955
                                                                      =================   ================
Basic earnings per share                                                    $     0.72         $     0.61
                                                                      =================   ================
Basic weighted average shares outstanding                                        1,560              1,560
                                                                      =================   ================

                       COMPREHENSIVE INCOME
                       --------------------

Net income                                                                  $    1,117         $      955
Other comprehensive income (loss)-unrealized gain (loss) on
      marketable securities                                                         55               (139)
                                                                      -----------------   ----------------
Comprehensive income                                                        $    1,172         $      816
                                                                      =================   ================

                      UNDISTRIBUTED EARNINGS
                      ----------------------

Balance, beginning of period                                                $    1,879         $    1,253
Net income                                                                       1,117                955
Less dividends                                                                    (936)              (780)
                                                                      -----------------   ----------------
Balance, end of period                                                      $    2,060         $    1,428
                                                                      =================   ================

Dividends per share                                                         $     0.60         $     0.50
                                                                      =================   ================


See Notes to Financial Statements

          FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   UNAUDITED

                                                                                            2001                 2000
                                                                                            ----                 ----
                                                                                            (In Thousands of Dollars)

Operating activities:
      Net income                                                                               $ 1,117             $   955
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                            601                 473
          Equity in income of affiliate                                                            (30)                (24)
          Deferred revenue                                                                         (72)                 15
          Minority interest                                                                         10
          Changes in operating assets and liabilities:
              Tenants' security accounts                                                           (10)                 17
              Sundry receivables, prepaid expenses and other assets                               (154)               (395)
              Accounts payable and accrued expenses                                                (18)               (177)
              Tenants' security deposits                                                             2                 (31)
                                                                                      -----------------   -----------------
                          Net cash provided by operating activities                              1,446                 833
                                                                                      -----------------   -----------------

Investing activities:
      Capital expenditures                                                                        (173)               (184)
      Distributions from affiliate                                                                  64                  72
      Acquisition deposit                                                                            0                (200)
                                                                                      -----------------   -----------------
                            Net cash used in investing activities                                 (109)               (312)
                                                                                      -----------------   -----------------

Financing activities:
      Dividends paid                                                                            (1,794)             (1,638)
      Repayment of mortgages                                                                      (209)               (194)
                                                                                      -----------------   -----------------
                            Net cash used in financing activities                               (2,003)             (1,832)
                                                                                      -----------------   -----------------

Net decrease in cash and cash equivalents                                                         (666)             (1,311)
Cash and cash equivalents, beginning of period                                                   2,925               2,083
                                                                                      -----------------   -----------------
Cash and cash equivalents, end of period                                                       $ 2,259             $   772
                                                                                      =================   =================

Supplemental disclosure of cash flow data:
      Interest paid                                                                            $ 1,347             $ 1,127
                                                                                      =================   =================
      Income taxes paid                                                                        $     5             $     3
                                                                                      =================   =================

Supplemental disclosure of noncash financing activities:
      Dividends declared but not paid                                                          $   936             $   780
                                                                                      =================   =================

See Notes to Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies:

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

          Basis of presentation:

               The accompanying condensed consolidated financial statements have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

               The consolidated results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2000.

          Earnings per share:

               The Trust has presented "basic" earnings per share in the accompanying condensed consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the three months ended January 31, 2001 and 2000, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method.

               Basic earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

          Principles of consolidation:

               The condensed consolidated financial statements include the accounts of the Trust and, subsequent of March 29, 2000, its 75% owned subsidiary S and A Commercial Associates Limited Partnership ("S and A"). The condensed consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by the Trust reflected as "minority interest." All significant intercompany accounts and transactions have been eliminated in consolidation (see Note 2).

Note 2 - Investment in affiliates:

               The Trust is a 40% member of Westwood Hills, LLC ("WHLLC"), a limited liability company that is managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of WHLLC are either trustees of the Trust or their families or officers of Hekemian. WHLLC owns a residential apartment complex located in Westwood, New Jersey.

               Summarized unaudited financial information of WHLLC as of January 31, 2001 and October 31, 2000, and for the three months ended January 31, 2001 and 2000 is as follows:


                                                                    January      October
                                                                      31,          31,
                                                                     2001         2000
                                                                  ----------   ----------
                                                                 (In Thousands of Dollars)
Balance sheet data:
    Assets:
       Real estate and equipment, net                                $13,881      $13,942
       Other                                                             684          756
                                                                  ----------   ----------

             Total assets                                            $14,565      $14,698
                                                                  ==========   ==========

    Liabilities and members' deficiency:
       Liabilities:
          Mortgage payable                                           $15,139      $15,185
          Other                                                          394          398
                                                                  ----------   ----------
             Totals                                                   15,533       15,583
                                                                  ----------   ----------

       Members' deficiency:
          Trust                                                         (386)        (352)
          Others                                                        (582)        (533)
                                                                  ----------   ----------
             Totals                                                     (968)        (885)
                                                                  ----------   ----------

             Total liabilities and members' deficiency               $14,565      $14,698
                                                                  ==========   ==========

                                                      Three Month ended
                                                         January 31,
                                                     2001            2000
                                                    ------          ------
                                                   (In Thousands of Dollars)
                    Income statement data:
                        Rental revenue               $ 738          $ 696
                        Rental expenses                662            636
                                                     -----          -----
                        Net income                   $  76          $  60
                                                     =====          =====


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

               The purchase price of S and A was approximately $15,648,000 of which $4,728,000 was paid in cash and $10,920,000 was financed by the proceeds of a mortgage. The Trust has agreed in principle to sell a 25% interest in S and A, as of March 29, 2000, to a group consisting principally of employees of Hekemian on the same basis and cost to the Trust. The Trust advanced this group $1,016,000 towards the purchase price of S and A. The advance accrues interest at 8.44% and amounted to approximately $21,000 during the three months ended January 31, 2001. As of January 31, 2001, the group owes an aggregate amount of $1,087,000. The receivable and accrued interest are expected to be paid within the next quarter.

               The following unaudited pro forma information (in thousands of dollars, except per share amounts) shows the results of operations for the three months ended January 31, 2000 as though S and A had been acquired at the beginning of fiscal 2000:


                  Revenue                             $4,587
                  Expenses                             3,647
                                                      ------
                  Income before minority interest        940
                  Minority interest                       (9)
                                                      ------
                  Net income                          $  931
                                                      ======

                  Earnings per share                  $  .60
                                                      ======

               The  unaudited  pro  forma  results   include   adjustments   for
               depreciation based on the purchase price, increased interest expense and reduced net investment income related to assets utilized to make the acquisition, and obligations incurred to complete the transaction.

               The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2000 or of future results of operations of the Trust's combined properties.

Note 3 - Commitments and contingencies:

          Leases:
               Retail tenants:

                    The Trust leases retail space having a net book value of approximately $70,074,000 at January 31, 2001 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to January 31, 2001 are as follows:

                         Year Ending
                          January 31,                  Amount
                         ------------                ---------

                                 2002                $  7,832
                                 2003                   7,657
                                 2004                   7,027
                                 2005                   6,294
                                 2006                   5,945
                             Thereafter                45,433
                                                     --------

                                 Total               $ 80,188
                                                     ========

                    The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                    Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals included in income for the three months ended January 31, 2001 and 2000 were not material.

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

Note 4 - Equity incentive plan:

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

               Upon ratification of the Plan on April 7,1999, the Trust issued 188,500 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $30 per share. The options, all of which are outstanding at January 31, 2001, are exercisable through September 2008.

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

Note 5 - Deferred fee plan:

               During the three months ended January 31, 2001, the Board of Trustees adopted a deferred fee plan (the "Plan") for its Officers and its Trustees. Pursuant to the Plan, any Officer or Trustee may elect to defer receipt of any fees which would be due them. The Trust has agreed to pay any participant in the Plan ("Participant"), interest on any deferred fee at the rate of nine percent (9%) per annum, compounded quarterly. Any such deferred fee is to be paid to Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participants duties as an Officer or Trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of January 31, 2001, approximately $25,000 has been deferred.

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

The following discussion should be read in conjunction with the Registrant's financial statements and related notes included elsewhere in this Form 10-Q and its Annual Report on Form 10-K for the year ended October 31, 2000. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this Form 10-Q, that could cause actual results to differ materially from those projected.

Results of Operations:
Quarters ended January 31, 2001 and 2000
Revenues

For the quarter ended January 31, 2001 ("Current Quarter"), total revenues increased $680,000 (16.4%) to $4,818,000 compared to the quarter ended January 31, 2000 ("Prior Quarter"). The revenue increase results from the following:

         Increased revenues from real estate operations       $  710,000
         Increase in Equity of Earnings of Affiliate               6,000
         Decrease in Investment Income                           (36,000)
                                                              -----------
               Net Increase                                   $  680,000
                                                              ===========

Real Estate Operations:  Revenues from real estate operations increased $710,000
-----------------------
(18.4%), to $4,570,000 for the Current Quarter compared to $3,860,000 for the Prior Quarter. The principal increase, $553,000, came from Olney Town Center ("Olney"), which was acquired on March 29, 2000, and not included in operations for the Prior Quarter. Additionally, significant increases were recorded from operations at the Franklin Crossing shopping center and from the Registrant's residential properties.

Investment  Income:  Investment  income  during the Current  Quarter was derived
-------------------
principally from three major sources:


1.  Government agency bonds ........    $9,506,000   Fixed Interest
2.  Institutional Money Market......    $1,975,000   Variable Interest
3.  Related Party...................    $1,016,000   Fixed Interest

The decline in Investment Income of $36,000 results primarily from the sale of approximately $5 million of Government Agency Bonds, the proceeds of which were used to acquire the Olney Town Center during March 2000. This interest decline was partially offset by interest earned on the amount due from related party.

Earnings From 40% Owned Affiliate:  Earnings at the Trust's affiliate which owns
----------------------------------
a 210 unit garden apartment community in Westwood, NJ, increased 26.7% for the Current Quarter over the Prior Quarter. This increase resulted in the increase in the Trust's Equity in income of affiliate.

On a historical cost basis, the Trust's investment in its affiliate (Westwood Hills, LLC) is carried on the Trust's balance sheet as a liability (negative basis) of $386,000. This represents the cumulative amounts of cash flow distributions and mortgage re-financings proceeds distributed to the Trust in excess of the Trust's investment

Expenses:

Total expenses before state income taxes increased 16.2% to $3,696,000 for the Current Quarter compared to $3,180,000 for the Prior Quarter. Substantially, all of the increase is attributable to expenses at Olney, which was not included in the Prior Quarter - See Table below (in thousands of dollars):



EXPENSE COMPARISON                         Quarter Ended
                                             1/31/01
                                 ---------------------------------     Quarter
                                                           Without      Ended
                                  Consolidated   Olney      Olney      1/31/00    Change
                                  ------------   -----      -----      -------    ------
Operating Expenses                  $ 1,006      $ 109      $ 897      $  934      $(37)
Management Fees                         175         13        162         153         9
Real Estate Taxes                       579         50        529         511        18
Financing Costs                       1,378        243      1,135       1,150       (15)
Depreciation                            548         94        454         432        22
Minority interest                        10         10          -                     -
                                  ------------   -----     ------      -------    ------
                                   $  3,696      $ 519     $3,177      $3,180      $ (3)
                                  ============   =====     ======      =======    ======


While Utility and Snow Removal cost increases did materialize, they were offset by reductions in other operating expenses, including a 29% reduction in the Trust's General Administrative expenses.

Net Income:

For the Current Quarter Net Income increased $162,000 (17%) to $1,117,000 from $955,000 for the Prior Quarter. The changes that affected Net Income are summarized in the following table (in thousands):


Real estate Operations                $ 387
Income from Affiliate                     6
Investment income                       (36)
Financing costs                        (228)
General Administrative                   33
                                      ------
                                      $ 162
                                      ======


Real Estate  Operations:  Earnings from real estate operations (before financing
------------------------
costs) increased $387,000 (19.9%) during the Current Quarter over the Prior Quarter. This increase resulted from increased earnings at the Trust's residential properties due to rent increases out pacing expenses. Earnings at the Trust's retail properties increased primarily from the inclusion during the Current Quarter of Olney's operations (see above), and from increased profitability at the Trust's Franklin Crossing shopping center in Franklin Lakes, NJ.

Grand Union Bankruptcy: As previously reported, the Registrant has two Grand Union supermarkets, one at Franklin Crossing (Franklin Lakes, NJ), and one at Westwood Plaza (Westwood, NJ). The leases for these supermarkets are about to be acquired from Grand Union by C&S Wholesaler Inc. ("C&S"). C&S will then sell the leases to The Stop & Shop Supermarket Company ("Stop & Shop"). Stop & Shop operates 274 superstores and supermarkets in Connecticut, Massachusetts, New Jersey, New York, and Rhode Island. Stop & Shop has notified the Trust that the Franklin Crossing supermarket will be converted to, and operated as a Stop & Shop. As of this date, the Trust has received no notification as to Stop & Shop's intentions with the lease at the Westwood Plaza Shopping Center. How these transactions will affect the short-term operations of the centers where these supermarkets are located cannot be measured at this time.

Income from Affiliate:  See Revenues above.
----------------------

Investment Income:  See Revenues above.
------------------

Financing Costs:  This increase is principally  attributable to the debt service
----------------
incurred to acquire Olney. See Expense Comparison Table above.

General Administrative:  Reduced Trustee's fee, professional fees, and corporate
-----------------------
overhead resulted in the Current Quarter's reductions.

Funds From Operations ("FFO")
FFO is considered by many as a standard measurement of a REIT's performance. The Registrant computes FFO as follows (in thousands of dollars):


                                                   Quarter Ended
                                         ---------------------------------
                                              1/31/01           1/31/00
                                         ---------------    --------------
Net Income                                      $ 1,117            $ 955
Depreciation - Real Estate                          548              432
Amortization of Deferred Mortgage Costs              32               23
Deferred Rents                                     (107)             (93)
Capital Improvements - Apartments                  (100)             (60)
Other                                                36               22
                                         ---------------    -------------
             Funds From Operations              $ 1,526          $ 1,279
                                         ===============    =============


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

Liquidity and Capital Resources

At January 31, 2001, the Registrant's cash, cash equivalents and marketable securities totaled $11,765,000 compared to $12,376,000 at October 31, 2000. These funds and the funds generated from operations are available for property acquisitions.

At January 31, 2001, the Registrant's aggregate outstanding mortgage debt was approximately $70 million. Approximately $59.1 million bears a fixed weighted average interest cost of 7.59%, and an average life of 8.87 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets every 90 days. The Registrant anticipates that the cash flow from operations will be more than sufficient to meet the Registrant's operational needs and mortgage obligations. As a result of the long-term fixed rate financing, the Registrant believes that its exposure to market risk relating to interest rate risk is not material.

The Registrant has invested approximately $9.5 million in short-to-intermediate fixed rate Government Agency Bonds. These bonds yield a weighted average interest of 6.489% and have a weighted maturity of 26.7 months. Since the market value of these bonds are interest rate sensitive, a sale of all or a portion of these bonds prior to maturity in a high interest rate environment, may result in a loss to the Registrant (See Investment Income above).

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

Dividends

For the quarter ended January 31, 2001, the Registrant has declared a dividend of $.60 per share payable on March 16, 2001 to share holders of record on March 2, 2001. This compares to a $.50 per share dividend paid for the quarter ended January 31, 2000.

Inflation

The Registrant anticipates that the U.S. Mid-Atlantic States will continue to experience moderate growth with limited inflation. Any sustained inflation may, however, negatively impact the Registrant in at least two areas: (i) the interest costs of the Registrant's LIBOR based mortgage and on any new mortgage financing; and (ii) higher real estate operating costs, especially in those areas where such costs are not chargeable to commercial tenants.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See  "Liquidity and Capital Resources" above.

Part II: Other Information

    Item 6. Exhibits and Reports of Form 8-K

          A) On December 15, 2001, the Registrant filed a Report on Form 8-K, which is incorporated herein by reference. The Form 8-K reported the Registrant's results or operations for the twelve and three months ended October 31, 2000 and included a copy of Registrant's press release.

          B) Exhibit 10. Deferred Fee Plan (for Officers and/or Trustees) and Amendment No. I to the Plan.

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


Date: March 7, 2001


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