Form 10-Q
period 2001-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2001-06-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 30, 2001                     Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)


          New Jersey                                       22-1697095
---------------------------------                   ------------------------
(State or other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


    505 Main Street, P.O. Box 667, Hackensack, New Jersey        07602
    -----------------------------------------------------     -----------
          (Address of principal executive offices)             (Zip Code)


         Registrant's telephone number, including area code  201-488-6400
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

                a.) Condensed Consolidated Balance Sheets as at April 30, 2001 and October 31, 2000;

                b.) Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings For the Six and Three Months Ended April 30, 2001 and 2000;

                c.) Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2001 and 2000;

                d.)   Notes to Condensed Consolidated  Financial Statements.

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3: Quantitative and Qualitative Disclosures of Market Risk.

Part II: Other Information

     Item 4. Submission of Matters to a Vote of Security Holders.

     Item 6. Exhibits and Reports on Form 8-K

Item 1: Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           April 30,    October 31,
                                                                             2001          2000
                                                                             ----          ----
                                                                         (Unaudited)   (See Note 1)
                                                                         (In Thousands of Dollars)
                       ASSETS
                       ------
Real estate and equipment, at cost, net of accumulated
 depreciation                                                              $ 77,364      $ 78,038
Investments in marketable securities                                          4,530         9,451
Cash and cash equivalents                                                     7,779         2,925
Due from related party                                                        1,103         1,066
Tenants' security accounts                                                      817           766
Sundry receivables                                                            1,678         1,794
Prepaid expenses and other assets                                             1,172         1,361
Deferred charges, net                                                         1,299         1,380
                                                                           --------      --------
                       Totals                                              $ 95,742      $ 96,781
                                                                           ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
 Mortgages payable                                                         $ 69,792      $ 70,214
 Accounts payable and accrued expenses                                          938           854
 Cash distributions in excess of earnings and investment in affiliate           394           352
 Dividends payable                                                              936         1,794
 Tenants' security deposits                                                   1,154         1,073
 Deferred revenue                                                                36           303
                                                                           --------      --------
                   Total liabilities                                         73,250        74,590
                                                                           --------      --------

Minority interest                                                             1,063         1,047
                                                                           --------      --------

Commitments and contingencies

Shareholders' equity:
 Shares of beneficial interest without par value; 1,790,000
   shares authorized; 1,559,788 shares issued and outstanding                19,314        19,314
 Undistributed earnings                                                       2,085         1,879
 Accumulated other comprehensive income (loss)                                   30           (49)
                                                                           --------      --------
        Total shareholders' equity                                           21,429        21,144
                                                                           --------      --------

                               Totals                                      $ 95,742      $ 96,781
                                                                           ========      ========


See Notes to Condensed Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
                           AND UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)

                                                                   Six Months               Three Months
                                                                Ended April 30,            Ended April 30,
                                                            --------------------        ----------------------
                                                              2001         2000          2001          2000
                                                              ----         ----          ----          ----
                                                                         (In Thousands of Dollars,
                                                                          Except Per Share Amounts)
                         INCOME
                         ------
Revenue:
       Rental income                                        $ 7,775       $ 6,830       $ 3,906       $ 3,496
       Reimbursements                                         1,286           994           630           518
       Equity in income of affiliate                             62            72            32            48
       Net investment income                                    404           416           186           162
       Sundry income                                             84           106            39            56
                                                            -------       -------       -------       -------
                         Totals                               9,611         8,418         4,793         4,280
                                                            -------       -------       -------       -------
Expenses:
       Operating expenses                                     2,093         1,760         1,088           826
       Management fees                                          383           319           208           166
       Real estate taxes                                      1,158         1,038           579           527
       Financing costs                                        2,774         2,379         1,396         1,229
       Depreciation                                           1,102           900           554           468
       Minority interest                                         16             6             5             6
                                                            -------       -------       -------       -------
                         Totals                               7,526         6,402         3,830         3,222
                                                            -------       -------       -------       -------
Income before state income taxes                              2,085         2,016           963         1,058
Provision for state income taxes                                  7             7             2             4
                                                            -------       -------       -------       -------
       Net income                                           $ 2,078       $ 2,009       $   961       $ 1,054
                                                            =======       =======       =======       =======
Basic earnings per share                                    $  1.33       $  1.29       $  0.62       $  0.68
                                                            =======       =======       =======       =======
Basic weighted average shares outstanding                     1,560         1,560         1,560         1,560
                                                            =======       =======       =======       =======

                   COMPREHENSIVE INCOME
                   --------------------
Net income                                                  $ 2,078       $ 2,009       $   961       $ 1,054
Other comprehensive income (loss)-
       unrealized gain (loss) on marketable securities           79          (122)           24            17
                                                            -------       -------       -------       -------
Comprehensive income                                        $ 2,157       $ 1,887       $   985       $ 1,071
                                                            =======       =======       =======       =======
                   UNDISTRIBUTED EARNINGS
                   ----------------------
Balance, beginning of period                                $ 1,879       $ 1,253       $ 2,060       $ 1,428
Net income                                                    2,078         2,009           961         1,054
Less dividends                                               (1,872)       (1,559)         (936)         (779)
                                                            =======       =======       =======       =======
Balance, end of period                                      $ 2,085       $ 1,703       $ 2,085       $ 1,703
                                                            =======       =======       =======       =======
Dividends per share                                         $  1.20       $  1.00       $  0.60       $  0.50
                                                            =======       =======       =======       =======


See Notes to Condensed Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)


                                                                                                         2001          2000
                                                                                                         ----          ----
                                                                                                     (In Thousands of Dollars)
                                                                                                      -----------------------
Operating activities:
       Net Income                                                                                      $ 2,078       $ 2,009
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                               1,209           985
             Equity in income of affiliate                                                                 (62)          (72)
             Deferred revenue                                                                             (267)         (181)
             Minority interest                                                                              16             6
             Changes in operating assets and liabilities:
                   Tenants' security accounts                                                              (51)           20
                   Sundry receivables, prepaid expenses and other assets                                   371          (501)
                   Deferred charges                                                                         --           (71)
                   Accounts payable and accrued expenses                                                    84           340
                   Tenants' security deposits                                                               81            21
                                                                                                       -------       -------
              Net cash provided by operating activities                                                  3,459         2,556
                                                                                                       -------       -------
Investing activities:
       Capital expenditures                                                                               (428)         (491)
       Distributions from affiliate                                                                        104           132
       Sale of marketable securities                                                                     5,000         5,000
       Acquisition of partnership interests                                                                 --        (4,728)
       Good faith deposits                                                                                (129)           --
                                                                                                       -------       -------
                Net cash provided by (used in) investing activities                                      4,547           (87)
                                                                                                       -------       -------
Financing activities:
       Dividends Paid                                                                                   (2,730)       (2,417)
       Repayment of mortgages                                                                             (422)         (391)
       Deferred mortgage costs                                                                              --           (62)
                                                                                                       -------       -------
              Net cash used in financing activities                                                     (3,152)       (2,870)
                                                                                                       -------       -------
Net increase (decrease) in cash and cash equivalents                                                     4,854          (401)
Cash and cash equivalents, beginning of period                                                           2,925         2,083
                                                                                                       -------       -------
Cash and cash equivalents, end of period                                                               $ 7,779       $ 1,682
                                                                                                       =======       =======

Supplemental disclosure of cash flow data:
       Interest paid                                                                                   $ 2,711       $ 2,331
                                                                                                       =======       =======
       Income taxes paid                                                                               $     7       $     7
                                                                                                       =======       =======
       Dividends declared but not paid                                                                 $   779       $   779
                                                                                                       =======       =======


Supplemental schedule of non cash investing and financing activities:
              During the six months ended April 30, 2000, FREIT completed an acquisition of a 98,900 square foot retail property in Olney, MD for approximately $15,648,000, in part, with the proceeds of a $10,920,000 mortgage.

See Notes to Condensed Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -    Organization and significant accounting policies:
            First Real Estate Investment Trust of New Jersey ("FREIT") was organized November 1, 1961 as a New Jersey Business Trust. FREIT is engaged in owning residential and commercial income producing properties located primarily in New Jersey, Maryland and New York.

            FREIT has elected to be taxed as a Real Estate Investment Trust ("REIT") under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, FREIT does not pay Federal income tax on income whenever income distributed to shareholders is equal to at least 95% of real estate investment trust taxable income. Further, FREIT pays no Federal income tax on capital gains distributed to shareholders.

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

            The consolidated results of operations for the six and three months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2000.

         Principles of consolidation:
            The condensed consolidated financial statements include the accounts of FREIT and, subsequent to March 29, 2000, its 75%-owned subsidiary S and A Commercial Associates Limited Partnership ("S and A"). The condensed consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by FREIT reflected as "minority interest." All significant intercompany accounts and transactions have been eliminated in consolidation.


         Earnings per share:
            FREIT has presented "basic" earnings per share in the accompanying condensed consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the six and three months ended April 30, 2001 and 2000, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method.

            Basic earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.


Note 2 - Investment in affiliates:
            FREIT is a 40% member of Westwood Hills, LLC ("WHLLC"), a limited liability company that is managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of FREIT's properties and in which one of the trustees of FREIT is the chairman of the board. Certain other members of WHLLC are either trustees of FREIT or their families or officers of Hekemian. WHLLC owns a residential apartment complex located in Westwood, New Jersey.

            Summarized unaudited financial information of WHLLC as of April 30, 2001 and October 31, 2000, and for the six and three months ended April 30, 2001 and 2000 is as follows:

                                                                      April 30,      October 31,
                                                                        2001           2000
                                                                        ----           ----
                                                                      (In thousands of dollars)
            Balance sheet data:
            Assets:
              Real estate and equipment, net                            13,822       $ 13,942
              Other                                                        666            756
                                                                      --------       --------
                     Total assets                                     $ 14,488       $ 14,698
                                                                      ========       ========

            Liabilities and members' deficiency:
            Liabilities:
              Mortgage payable                                          15,092       $ 15,185
              Other                                                        384            398
                                                                      --------       --------
                     Total liabilities                                  15,476         15,583
                                                                      --------       --------

            Members' deficiency;
              FREIT                                                       (394)          (352)
              Others                                                      (594)          (533)
                                                                      --------       --------
                     Total members' deficiency                            (988)          (885)
                                                                      --------       --------

                     Total liabilities and members' deficiency        $ 14,488       $ 14,698
                                                                      ========       ========

                                      Six Months Ended        Three Months Ended
                                          April 30,                April 30,
                                    --------------------    --------------------
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
                                             (In thousands of dollars)
Income statement data:
  Rental revenue                     $1,491      $1,407         753         711
  Expenses                            1,335       1,227         673         591
                                     ------      ------      ------      ------
                   Net income        $  156      $  180      $   80      $  120
                                     ======      ======      ======      ======




            On March 29, 2000, FREIT acquired 100% of S and A, whose primary asset is a neighborhood shopping center in Olney, Maryland. The shopping center contains approximately 98,800 square feet of gross leaseable area situated on approximately 13 acres of land. Approximately 11 acres of the land are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.


            The purchase price of S and A was approximately $15,648,000 of which $4,728,000 was paid in cash and $10,920,000 was financed by the proceeds of a mortgage. FREIT sold a 25% interest in S and A as of March 29, 2000 to a group consisting principally of employees of Hekemian ("Related Party") on the same basis and cost to FREIT. FREIT paid on behalf of this group $1,016,000 towards their purchase price of S and A. The advance accrues interest at LIBOR plus 175 basis points and amounted to approximately $38,000 and $16,000 during the six and three months ended April 30, 2001, and $7,000 during the six and three months ended April 30, 2000. As of April 30, 2001, the group owes an aggregate amount of $1,103,000. The receivable and accrued interest is expected to be paid within the next quarter.


Note 3- Segment Information

            SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

            FREIT has determined that it has two reportable segments: Retail Properties and Residential Properties. These reportable segments offer different products, have different customers and are managed separately because each requires different operating strategies and management expertise. The Retail segment contains six separate properties and the Residential segment eight properties. The accounting policies of the segments are the same as those described in Note 1- Significant Accounting Policies.

            The chief operating decision-making group for FREIT's Retail, Residential segments and Corporate/Other is comprised of FREIT's Executive Committee of the Board of Trustees. FREIT assesses and measures segment operating results based on Net Operating Income ("NOI"). NOI is based on operating revenues and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (Straight Lining), depreciation and financing costs. NOI is not a measure of operating results or cash flow from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

            Real estate rental revenues, operating expenses, NOI, and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated Net Income for the six and three months ended April 30, 2001 and 2000, and for the years ended October 31, 2000 and 1999. Asset information is not reported, since FREIT does not use this measure to assess performance.

                                                    Six Months Ended           Three Months Ended             Years Ended
                                                 ----------------------      ----------------------      ----------------------
                                                  4/30/01     4/30/00         4/30/01       4/30/00      10/31/00      10/31/99
                                                  -------     -------         -------       -------      --------      --------
Real Estate Rental Revenue:
 Retail                                          $  5,645      $  4,610      $  2,826      $  2,409      $ 10,338      $  8,472
 Residential                                        3,281         3,118         1,645         1,552         6,353         6,167
                                                 --------      --------      --------      --------      --------      --------
                                                    8,926         7,728         4,471         3,961        16,691        14,639
                                                 --------      --------      --------      --------      --------      --------

Real Estate Operating Expenses:
 Retail                                             1,857         1,395           952           713         3,015         2,526
 Residential                                        1,584         1,523           809           722         2,834         2,717
                                                 --------      --------      --------      --------      --------      --------
                                                    3,441         2,918         1,761         1,435         5,849         5,243
                                                 --------      --------      --------      --------      --------      --------

Net Operating Income:
 Retail                                             3,788         3,215         1,874         1,696         7,323         5,946
 Residential                                        1,697         1,595           836           830         3,519         3,450
                                                 --------      --------      --------      --------      --------      --------
                                                    5,485         4,810         2,710         2,526        10,842         9,396
                                                 --------      --------      --------      --------      --------      --------

Recurring Capital Improvements - Residential     $    225      $    115      $    124      $     82      $    342      $    261
                                                 ========      ========      ========      ========      ========      ========

Reconciliation To Consolidated
   Net Income:
 Segments NOI                                    $  5,485      $  4,810      $  2,710      $  2,526      $ 10,842      $  9,396
 Deferred Rents - Straight Lining                     202           196            95           103           436           399
 Net Investment Income                                404           416           186           162           834           742
 Other Income                                          17             6             9             6            23
 Equity In Income Of Affiliate (1)                     62            72            32            48           173           (52)
 General & Administrative Expenses                   (200)         (206)         (115)          (88)         (365)         (434)
 Depreciation                                      (1,102)         (900)         (554)         (468)       (1,988)       (1,716)
 Financing Costs                                   (2,774)       (2,379)       (1,396)       (1,229)       (5,165)       (4,620)
 Minority Interest                                    (16)           (6)           (6)           (6)          (31)
                                                 --------      --------      --------      --------      --------      --------
 Net Income                                      $  2,078      $  2,009      $    961      $  1,054      $  4,759      $  3,715
                                                 ========      ========      ========      ========      ========      ========


(1) See Note 2 to the Condensed Consolidated Financial Statements.

Note 4 - Commitments and contingencies:
            Leases:
               Retail tenants:

                  FREIT leases retail space having a net book value of approximately $69,667,000 at April 30, 2001 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 2000 is as follows:

                  Year Ending
                   October 31,                        Amount
                  ------------                       -------

                     2001                           $ 3,937
                     2002                             7,723
                     2003                             7,262
                     2004                             6,509
                     2005                             6,020
                  Thereafter                         46,879
                                                   --------

                    Total                           $78,330
                                                   ========

                  The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                  Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals, which are not included in income until the amounts are fixed and determinable, were not material for the six and three months ended April 30, 2001 and 2000.

               Residential tenants:
                  Lease terms for residential tenants are usually one year or less.

               Environmental concerns:
                  In accordance with applicable regulations, FREIT reported to the New Jersey Department of Environmental Protection ("NJDEP") that a historical discharge of hazardous material was discovered in 1997 at the renovated Franklin Lakes shopping center (the "Center").

                  In November 1999, FREIT received a no further action letter from the NJDEP concerning the historical discharge at the Center. However, FREIT is required to continue monitoring such discharge, the cost of which will not be material.


Note 5 - Deferred fee plan:
                  The Board of Trustees adopted a deferred fee plan (the "Plan") for its Officers and its Trustees. Pursuant to the Plan, any Officer or Trustee may elect to defer receipt of any fees that would be due them. The Trust has agreed to pay any participant in the Plan ("Participant"), interest on any deferred fee at the rate of nine percent (9%) per annum, compounded quarterly. Any such deferred fee is to be paid to Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an Officer or Trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of April 30, 2001, approximately $49,000 has been deferred.

Note 6 - Subsequent Event:
                  On May 18, 2001, FREIT entered in to a contract for the sale of its Camden, NJ apartment complex. The purchasers are currently conducting their due-diligence review. The sale, if consummated, will not have a material impact on FREIT's financial condition or its continuing operations.

                                      * * *

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Real Estate Investment Trust of New Jersey ("FREIT") is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. FREIT's revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from its income producing retail properties. FREIT also receives income from its 40% owned affiliate, Westwood Hills, which owns a residential apartment property. FREIT's policy has been to acquire real property for long-term investment




--------------------------------------------------------------------------------
          Cautionary Statement Identifying Important Factors That Could
 Cause FREIT's Actual Results to Differ From Those Projected in Forward Looking
                                   Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT's current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend, " "plan," " estimate," or words of similar meaning.

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT's real estate markets, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.
--------------------------------------------------------------------------------

Results of Operations:
Six Months and Quarters Ending April 30, 2001 and 2000

Net Income for the Six Months ended 4/30/01 increased 3.4% to $2,078,000 ($1.33
PS) compared to $2,009,000 ($1.29 PS) for the prior period. For the quarter ended 4/30/01 Net Income fell 8.8% to $961,000 ($.62 PS) from $1,054,000 ($.68
PS) for the prior quarter.


RETAIL SEGMENT
Changes in the Retail Segment Revenue and Net Operating Income ("NOI") have been effected principally by the acquisition of the Olney Town Center, Olney, MD ("Olney") on March 29, 2000. NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rent, depreciation and financing costs (See
Note 3 to the condensed consolidated financial statements). The following table sets forth comparative operating data for "Same Properties" and Olney:

                                             Six Months Ended             Three Months Ended
                                        --------------------------   ----------------------------
                                           4/30/01       4/30/00         4/30/01       4/30/00
                                           -------       -------         -------       -------
Real Estate Rental Revenue
--------------------------
 Retail - Same Properties                 $  4,562      $  4,434        $  2,276      $  2,233
          Olney (purchased 3/29/00)          1,083           176             550           176
                                        --------------------------    ---------------------------
  Total Retail                               5,645         4,610           2,826         2,409

Real Estate Operating Expenses
------------------------------
 Retail - Same Properties                    1,497         1,346             764           664
          Olney (purchased 3/29/00)            360            49             188            49
                                        --------------------------    ---------------------------
  Total Retail                               1,857         1,395             952           713

Net Operating Income
--------------------
 Retail - Same Properties                    3,065         3,088           1,512         1,569
          Olney (purchased 3/29/00)            723           127             362           127
                                        --------------------------    ---------------------------
  Total Retail                            $  3,788      $  3,215        $  1,874      $  1,696
                                        --------------------------    ---------------------------


Rental revenue at FREIT's "Same Properties" increased modestly by 2.9% for the six-month period and 1.9% for the three-month period. The increase in revenues is a result of higher base rents and phase in of the increased occupancy at the Franklin Crossing Shopping Center during the fiscal year ended 10/31/00. These increases were offset by a tenant lease termination during the third quarter of fiscal 10/31/00 that had not been replaced at 4/30/01, and by tenants going out of business during the first and second quarters of the current fiscal year that have not yet been replaced.

Occupancy at the Retail property was 94.3% as at 4/30/01 compared to 95.3% at 4/30/00. This occupancy reduction affected not only base rents but also resulted in lower expense reimbursements. New leases signed and/or pending will raise occupancy to 96.7% when the tenants take occupancy over the next several months. Initial year rents for these tenants aggregate $ 335,000, and are expected to increase revenues as the tenants take occupancy.

In addition to revenue losses from tenants going out of business during the six and three months ended 4/30/01, NOI was also negatively effected by FREIT experiencing account receivable write-offs for these tenants for past rents and expense reimbursements aggregating approximately $106,000, and reflected in "Same Properties" operating expenses. As a result of the operating expenses at "same properties" increasing more than revenues, NOI at these properties declined.

As previously reported FREIT had two Grand Union super markets, one in Franklin Crossing, Franklin Lakes, NJ, and one in Westwood Plaza, Westwood, NJ. The leases for these super markets were acquired by Stop and Shop. Stop and Shop has remodeled and is operating the Franklin Crossing super market and is considering expanding the super market. Stop and Shop has closed the Westwood Plaza super market and has told FREIT that it has no plans to re-open and operate the store, although it is obligated and is paying its rental obligations. FREIT is in negotiations with Stop and Shop to determine the use and ownership of the space covered by this lease. It is too early at this time to determine the out come of these negotiations.


Olney Expansion
Olney is a 98,800 sq. ft. neighborhood shopping center. FREIT is planning an approximately 32,000 sq. ft. expansion and modernization that is expected to add to revenues, net earnings, and value to FREIT's real estate portfolio. The expansion is subject to the expansion plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the acceptance of current tenants to be relocated in the expanded center. The expansion and modernization costs are estimated at $12 million, including lost rents from relocation of tenants. If all governmental approvals are received and tenant leasing acceptable, FREIT expects to finance the expansion, in part, from construction financing and, in part, from funds available in its marketable securities portfolio and institutional money market funds.

RESIDENTIAL SEGMENT

                                      Six Months Ended      Three Months Ended
                                     -----------------      -------------------
                                    4/30/01     4/30/00     4/30/01     4/30/00
                                    -------     -------     -------     -------
Real Estate Rental Revenue
 Residential                        $3,281      $3,118      $1,645      $1,552

Real Estate Operating Expenses
 Residential                         1,584       1,523         809         722
                                    ------      ------      ------      ------

Net Operating Income
 Residential                        $1,697      $1,595      $  836      $  830
                                    ======      ======      ======      ======

Recurring Capital Improvements      $  225      $  115      $  124      $   82
                                    ======      ======      ======      ======


Residential revenues increased 5.2% and 6.0% for the six months and three months ended 4/30/01 compared to the comparable prior years periods. Revenues are principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For the six months ended 4/30/01, average occupancy was 93.0% and average monthly apartment rents were $879. For the six months ended 4/30/00, average occupancy was 92.9% and average monthly rents were $845. The higher monthly rents are a combination of rental increases initiated in the prior fiscal year, and to a lesser degree current fiscal year increases. While occupancy is holding and rental increases being accepted, the economic downturn may slow rent increases and lower occupancy rates.

During the six month period ended 4/30/01 seasonal snow removal costs were $48,000 compared to $25,000 for the same period last year. Utility costs increased to $395,000 for the current six-month period compared to $314,000 last year. Historically, for the final six months of each year the elimination of seasonal snow removal costs and reduced utility costs tend to increase NOI.

Capital improvements over the balance of the fiscal year are expected to aggregate $190,000 and will be paid out of cash provided from the Residential Segment's operations.

FREIT owns 20 +/- acres of undeveloped land in Rockaway, NJ. Plans have been submitted to the Township seeking site plan approval and zoning variances for the development and construction of 152 garden apartment units. If all approvals are received, development costs are estimated at $13.8 million that FREIT will finance, in part, from construction financing and, in part, from funds available in its marketable securities portfolio and institutional money market funds.


FREIT has entered into a contract for the sale of its Camden, NJ apartment complex. The buyers are currently conducting their due-diligence. The sale, if ultimately consummated, will have no significant future impact on the Residential Segment's NOI.



NET INVESTMENT INCOME

Net investment income is principally interest earned from FREIT's investments in Government Agency Bonds, and an Institutional Money Market fund, and from loans to related parties for the sale to them of a 25% interest in S&A Commercial Associates LP (which owns Olney). Earnings received from these sources for the six and three months ended 4/30/01 and 4/30/00 are as follows:

                                     Six Months Ended      Three Months Ended
                                   --------------------    ------------------
                                   4/30/01      4/30/00    4/30/01    4/30/00
                                   -------      -------    -------    -------
                                                      ($000)
Government Agency Bonds And
   Institutional Money Market:
  Interest Earned                   $ 366       $ 475       $ 170      $ 222
  Realized Loss                                   (68)                   (68)
Related Party Loans                    38           7          16          7
Other                                               2                      1
                                    -----------------       ----------------
                                    $ 404       $ 416       $ 186      $ 162
                                    =================       ================


As a result of the current lower interest rate environment than existed at the beginning of FREIT's fiscal year, $5 million of Government Agency Bonds have been called, reducing the current yield on investments by over 100 basis points since the start of the year. This, coupled with the shortly expected repayment of the Related Party loan (now that the transaction has closed), is expected to result in lower Net Investment Income over the balance of the year compared to the first six months and compared to fiscal 2000.

EQUITY IN INCOME OF AFFILIATE

FREIT's share of earnings at its 40% owned affiliate, Westwood Hills LLC, which owns a 210 unit garden apartment community in Westwood, NJ, fell 14% to $62,000 for the six months ended 4/30/01 from $72,000 for the prior year period, and fell 33.3% to $32,000 for the current quarter compared to $48,000 last year. While revenues for the six months ended 4/30/01 increased 6%, operating expenses increased 19%, principally, seasonal expenses such as utility and snow removal related costs.



FINANCING COSTS

Financing Costs for the six months ended 4/30/01 increased 16.6% to $2.8 million from $2.4 million for the prior years comparable period. All of this increase is attributable to the financing costs attributable to Olney, which was acquired on March 29, 2000, and included in operations for one month for the six months ended 4/30/00.



DEPRECIATION

Depreciation expense increased 22.4% to $1.1 million during the six months ended 4/30/01 compared to $1 million for last year's six month period. Almost all of this increase is attributable to Olney - see "Financing Costs" above.



FUNDS FROM OPERATIONS ("FFO")

FFO is considered by many as a standard measurement of a REIT's performance. FREIT computes FFO as follows (in thousands of dollars):


                                           Six Months Ended          Three Months Ended
                                        ---------------------       ---------------------
                                        4/30/01       4/30/00       4/30/01       4/30/00
                                        -------       -------       -------       -------
Net Income                              $ 2,078       $ 2,009       $   961       $ 1,054
Depreciation - Real Estate                1,102           900           554           468
Amortization of Deferred Mtg Costs           63            48            31            25
Deferred Rents                             (202)         (196)          (95)         (103)
Capital Improvements - Apartments          (225)         (115)         (124)          (82)
Minority Interest                            16             6             5             6
Other                                        54            39            25            16
                                        ---------------------       ---------------------
                    Total FFO           $ 2,886       $ 2,691       $ 1,357       $ 1,384
                                        =====================       =====================



FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by certain other REITs may vary materially from that of FREIT's, and therefore FREIT's FFO and the FFO of other REITs may not be directly comparable.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided By Operating Activities increased 35% to $3.5 million for the six months ended 4/30/01 compared to $2.6 million for the prior year's six month period. It is expected that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (95% of taxable income for fiscal year 2001 and 90% of taxable income thereafter).



As at 4/30/01 FREIT had cash, cash equivalents and marketable securities totaling $12.3 million compared to $12.4 million at 10/31/00. These funds are available for construction and property acquisitions.



As described in the segment analysis above, FREIT is planning the expansion of Olney and the construction of apartment rental units in Rockaway, NJ. The total capital required for these two projects is estimated at $25.8 million. FREIT expects to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in its marketable securities portfolio and institutional money market funds.




At 4/30/01 FREIT aggregate outstanding mortgage debt was $69.8 million. Approximately $58.9 million bears a fixed weighted average interest cost of 7.512%, and an average life of approximately 9.7 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets every 90 days. This mortgage note is due in March 2002, but can be extended for one year. The fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                        Year           $ Millions
                        ----           ----------
                        2002            $  10.9
                        2005            $   6.6
                        2007            $  15.7
                        2010            $   9.2
                        2013            $  17.5



The following table shows the estimated fair value and carrying value of FREIT's long-term debt at April 30, 2001 and October 31, 2000:

                                     April 30,       October 31,
            (In Millions)              2001             2000
            -------------              ----             ----

            Fair Value                $70.7             $71.0
            Carrying Value            $69.8             $70.2

Fair values are estimated based on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. FREIT believes that the values of its properties will be adequate to command re-financing proceeds equal to, or higher than the mortgage debt to be re-financed.

DIVIDENDS
For the quarter ended April 30, 2001, FREIT has declared a dividend of $.60 per share payable on June 19,2001 to shareholders of record on June 4, 2001. This raises total dividends for the 2001 fiscal year to $1.20 per share compared to last year's dividends per share of $1.00 for the six months ended 4/30/00.


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" above.






Part II: Other Information



Item 4. Submission of Matters to a Vote of Security Holders.

               The following matter was submitted to a vote of security holders at the Registrant's Annual Meeting of Shareholders held on April 11, 2001. Election of Trustees: The Shareholders re-elected Messrs. Donald W. Barney, Ronald J. Artinian and Alan L. Aufzien, each to serve as Trustees for an additional three (3) year term. The balloting for election was as follows: Each nominee received 1,388,338 votes, representing 88.3% of the total number of issued and outstanding shares of FREIT, and was duly elected.


Item 6. Exhibits and Reports of Form 8-K

               On March 1, 2001, the Registrant filed a Report on Form 8-K, which is incorporated herein by reference. The Form 8-K reported the Registrant's first quarter dividend declaration and included a copy of its results of its operations for the three months ended January 31, 2001 that was sent to shareholders on March 1, 2001.

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



                                FIRST REAL ESTATE INVESTMENT
                                    TRUST OF NEW JERSEY
                                ----------------------------
                                      (Registrant)




Date: June 14, 2001



                                       /s/ William R. DeLorenzo, Jr.
                                       ---------------------------------
                                       William R. DeLorenzo, Jr.
                                       Executive Secretary and Treasurer