Form 10-Q
period 2001-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2001-09-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           For Quarter Ended July 31, 2001 Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             -------------------------------------------------------
             (exact name of registrant as specified in its charter)


          New Jersey                                             22-1697095
-------------------------------                             --------------------
(State or other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


     505 Main Street, P.O. Box 667, Hackensack, New Jersey    07602
     ------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


         Registrant's telephone number, including area code 201-488-6400
                                                            ------------


------------------------------------------------------------------------
                           Former name, former address
and former fiscal year, if changed since last report.


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

              a.) Condensed Consolidated Balance Sheets as at July 31, 2001 and October 31, 2000;


              b.) Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Nine and Three Months Ended July 31, 2001 and 2000;


              c.) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2001 and 2000;


              d.)  Notes to Condensed Consolidated Financial Statements.

     Item 2: Management's Discussion and Analysis of Financial Condition and
                Results of Operations.

     Item 3: Quantitative and Qualitative Disclosures of Market Risk.

     Item 1: Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        July 31,        October 31,
                                                                                          2001             2000
                                                                                          ----             ----
                                                                                       (Unaudited)     (See Note 1)
                                                                                       -----------     ------------
                                                                                        (In Thousands of Dollars)
                                                                                        -------------------------
                                                                ASSETS
                                                                ------
Real estate and equipment, at cost, net of accumulated
 depreciation                                                                              $ 77,247      $ 78,038
Investments in marketable securities                                                          4,518         9,451
Cash & cash equivalents                                                                       8,712         2,925
Due from related party                                                                           --         1,066
Tenants' security accounts                                                                      871           766
Sundry receivables                                                                            2,585         1,794
Prepaid expenses and other assets                                                             1,994         1,361
Deferred charges, net                                                                         1,265         1,380
                                                                                           --------      --------
                                                                Totals                     $ 97,192      $ 96,781
                                                                                           ========      ========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 ------------------------------------
Liabilities:
 Mortgages payable                                                                         $ 69,575      $ 70,214
 Accounts payable and accrued expenses                                                        1,449           854
 Cash distributions in excess of earnings and investment in affiliate                           378           352
 Dividends payable                                                                              936         1,794
 Tenants' security deposits                                                                   1,223         1,073
 Deferred revenue                                                                               431           303
                                                                                           --------      --------
                                                           Total liabilities                 73,992        74,590
                                                                                           --------      --------

Minority interest                                                                             1,273         1,047
                                                                                           --------      --------

Commitments and contingencies

Shareholders' equity:
 Shares of beneficial interest without par value:
   1,790,000 shares authorized;
   1,559,788 shares issued and outstanding                                                   19,314        19,314
 Undistributed earnings                                                                       2,595         1,879
 Accumulated other comprehensive income (loss)                                                   18           (49)
                                                                                           --------      --------
                                                      Total shareholders' equity             21,927        21,144
                                                                                           --------      --------

                                                                Totals                     $ 97,192      $ 96,781
                                                                                           ========      ========


            See Notes to Condensed Consolidated Financial Statements.



         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
                           AND UNDISTRIBUTED EARNINGS
               NINE AND THREE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (Unaudited)

                                                                           Nine Months                  Three Months
                                                                          Ended July 31,               Ended July 31,
                                                                     -----------------------      ------------------------
                                                                       2001          2000           2001             2000
                                                                      (In Thousands of Dollars,except Per Share Amounts)
                            INCOME
Revenue:
        Rental income                                                $ 11,737       $ 10,703       $  3,962       $  3,873
        Reimbursements                                                  1,936          1,555            650            561
        Equity in income of affiliate                                     118            107             56             35
        Net Investment Income                                             593            620            189            204
        Sundry income                                                     263            326            179            219
                                                                     --------       --------       --------       --------
                           Totals                                      14,647         13,311          5,036          4,892
                                                                     --------       --------       --------       --------
Expenses:
        Operating expenses                                              3,023          2,530            930            769
        Management fees                                                   570            512            187            193
        Real estate taxes                                               1,745          1,603            587            565
        Financing costs                                                 4,074          3,779          1,300          1,400
        Depreciation                                                    1,653          1,442            551            542
        Minority interest                                                  47             17             31             11
                                                                     --------       --------       --------       --------
                           Totals                                      11,112          9,883          3,586          3,480
                                                                     --------       --------       --------       --------
Income before state income taxes                                        3,535          3,428          1,450          1,412
Provision for state income taxes                                           11             10              4              3
                                                                     --------       --------       --------       --------
Net income                                                           $  3,524       $  3,418       $  1,446       $  1,409
                                                                     ========       ========       ========       ========

--------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                             $   2.26       $   2.19       $   0.93       $   0.90

Diluted earnings per share                                           $   2.25       $   2.19       $   0.92       $   0.90
--------------------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                               1,560          1,560          1,560          1,560

Diluted weighted average shares outstanding                             1,565          1,560          1,571          1,560
--------------------------------------------------------------------------------------------------------------------------

                                         COMPREHENSIVE INCOME
Net income                                                           $  3,524       $  3,418       $  1,446       $  1,409
Other comprehensive income (loss)-
        unrealized gain (loss) on marketable securities                    67           (120)           (12)            49
                                                                     --------       --------       --------       --------
Comprehensive income                                                 $  3,591       $  3,298       $  1,434       $  1,458
                                                                     ========       ========       ========       ========

                                        UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         $  1,879       $  1,253       $  2,085       $  1,703
Net income                                                              3,524          3,418          1,446          1,409
Less dividends                                                         (2,808)        (2,339)          (936)          (780)
                                                                     --------       --------       --------       --------
Balance, end of period                                               $  2,595       $  2,332       $  2,595       $  2,332
                                                                     ========       ========       ========       ========
Dividends per share                                                  $   1.80       $   1.50       $   0.60       $   0.50
                                                                     ========       ========       ========       ========

See Notes to Condensed Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2001 AND 2000

                                                                                        2001            2000
                                                                                        ----            ----
                                                                                      (In Thousands of Dollars)
                                                                                      -------------------------
Operating activities:
       Net Income                                                                       $ 3,524       $ 3,418
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                               1,813         1,581
              Equity in income of affiliate                                                (118)         (107)
              Deferred revenue                                                              127            57
              Minority interest                                                              47            17
              Changes in operating assets and liabilities:
                    Tenants' security accounts                                             (105)           16
                    Sundry receivables, prepaid expenses and other assets                (1,295)         (858)
                    Deferred charges                                                        (45)         (151)
                    Accounts payable and accrued expenses                                   595           320
                    Tenants' security deposits                                              150            78
                                                                                        -------       -------
                                   Net cash provided by operating activities              4,694         4,371
                                                                                        -------       -------
Investing activities:
       Capital expenditures                                                                (862)         (706)
       Distributions from affiliate                                                         144           172
       Sale of marketable securities                                                      5,000         5,000
       Acquisition of partnership interests                                                            (4,728)
       Good faith deposits                                                                 (129)
                                                                                        -------       -------
                                   Net cash used in investing activities                  4,153          (262)
                                                                                        -------       -------
Financing activities:
       Received from sale of 25% minority interest in Olney                               1,066
       Capital contribution by minority interest in Olney                                   179
       Dividends Paid                                                                    (3,666)       (3,197)
       Repayment of mortgages                                                              (639)         (573)
       Deferred mortgage costs                                                                            (62)
                                                                                        -------       -------
                                   Net cash provided by (used) in financing activities   (3,060)       (3,832)
                                                                                        -------       -------
Net increase in cash and cash equivalents                                                 5,787           277
Cash and cash equivalents, beginning of period                                            2,925         2,083
                                                                                        -------       -------
Cash and cash equivalents, end of period                                                $ 8,712       $ 2,360
                                                                                        =======       =======

Supplemental disclosure of cash flow data:
       Interest paid                                                                    $ 3,980       $ 3,699
                                                                                        =======       =======
       Income taxes paid                                                                $    11       $    10
                                                                                        =======       =======
       Dividends declared but not paid                                                  $   936       $   780
                                                                                        =======       =======


Supplement schedule of non cash investing and financing activities:
              During the nine months ended July 31, 2000, the Trust completed an acquisition of a 98,900 square foot retail property in Olney, MD for approximately $15,648,000, in part, with the proceeds of a $10,920,000 mortgage

See Notes to Condensed Consolidated Financial Statements

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

         The consolidated results of operations for the nine and three months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2000.

Principles of consolidation:
         The condensed consolidated financial statements include the accounts of FREIT and, subsequent to March 29, 2000, its 75% owned subsidiary S and A Commercial Associates Limited Partnership ("S and A"). The condensed consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by FREIT reflected as "minority interest." All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share:
         FREIT has presented "basic" earnings per share in the accompanying condensed consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128,
         "Earnings per Share" ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the nine and three months ended July 31, 2000, diluted earnings per share have not been presented because prices of all of the outstanding stock options approximated the average fair market value and there were no additional shares derived from the assumed exercise of stock options and the application of the treasury stock method.

         Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.


Note 2 - Investment in affiliate:
         FREIT is a 40% member of Westwood Hills, LLC ("WHLLC"), a limited liability company that is managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of FREIT's properties and in which one of the trustees of FREIT is the chairman of the board. Certain other members of WHLLC are either trustees of FREIT, or their family members are trustees of FREIT or officers of Hekemian. WHLLC owns a residential apartment complex located in Westwood, New Jersey.

         Summarized unaudited financial information of WHLLC as of July 31, 2001 and October 31, 2000, and for the nine and three months ended July 31, 2001 and 2000 is as follows:

                                                                          July 31,       October 31,
                                                                            2001            2000
                                                                            ----            ----
                                                                         (In thousands of dollars)
         Balance sheet data:
         Assets:
           Real estate and equipment, net                                 $ 13,752       $ 13,942
           Other                                                               806            756
                                                                          --------       --------
                           Total assets                                   $ 14,558       $ 14,698
                                                                          ========       ========

         Liabilities and members' deficiency:
         Liabilities:
           Mortgage payable                                               $ 15,044       $ 15,185
           Other                                                               459            398
                                                                          --------       --------
                           Total liabilities                                15,503         15,583
                                                                          --------       --------

         Members' deficiency:
           FREIT                                                              (378)          (352)
           Others                                                             (567)          (533)
                                                                          --------       --------
                           Total members' deficiency                          (945)          (885)
                                                                          --------       --------

                           Total liabilities and members' deficiency      $ 14,558       $ 14,698
                                                                          ========       ========

                                             Nine Months Ended       Three Months Ended
                                                 July 31,                 July 31,
                                            -------------------     -------------------
                                             2001        2000        2001        2000
                                             ----        ----        ----        ----
                                                    (In thousands of dollars)
         Income statement data:
           Rental revenue                   $2,256      $2,129      $  765      $  721
           Expenses                          1,960       1,862         626         634
                                            ------      ------      ------      ------
                            Net income      $  296      $  267      $  139      $   87
                                            ======      ======      ======      ======

         On March 29, 2000, FREIT acquired 100% of S and A, whose primary asset is a neighborhood shopping center in Olney, Maryland. The shopping center contains approximately 98,900 square feet of gross leaseable area situated on approximately 13 acres of land. Approximately 11 acres of the land are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.

         The purchase price of S and A was approximately $15,648,000 of which $4,728,000 was paid in cash and $10,920,000 was financed by the proceeds of a mortgage. FREIT sold a 25% interest in S and A as of March 29, 2000 to a group consisting principally of employees of Hekemian on the same basis and cost to FREIT. FREIT advanced on behalf of this group $1,016,000 towards their purchase price of S and A. The monies advanced by FREIT, plus interest, have been repaid.



Note 3- Segment Information:

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

         FREIT has determined that it has two reportable segments: Retail Properties and Residential Properties. These reportable segments offer different products, have different types of customers and are managed separately because each requires different operating strategies and management expertise. The Retail segment contains six separate properties and the Residential segment eight properties. The accounting policies of the segments are the same as those described in Note 1-Significant Accounting Policies.

         The  chief   operating   decision-making   group  for  FREIT's  Retail,
         Residential segments and Corporate/Other is comprised of FREIT's Executive Committee of the Board of Trustees.

         FREIT assesses and measures segment operating results based on Net Operating Income ("NOI"). NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (Straight Lining), depreciation and financing costs. NOI is not a measure of operating results or cash flow from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

         Real estate rental revenue, operating expenses, NOI, and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated Net Income for the nine months and three months ended July 31, 2001 and 2000, and for the years ended October 31, 2000 and 1999. Asset information is not reported, since FREIT does not use this measure to assess performance.


                                          Nine Months Ended            Three Months Ended                Years Ended
                                       -----------------------       -----------------------      ------------------------
                                        7/31/01        7/31/00        7/31/01        7/31/00       10/31/00       10/31/99
                                        -------        -------        -------        -------       --------       --------
Real Estate Rental Revenue:
Retail                                 $  8,622       $  7,545       $  2,977       $  2,935       $ 10,338       $  8,472
Residential                               4,986          4,705          1,705          1,587          6,353          6,167
                                       -----------------------       -----------------------       -----------------------
                                         13,608         12,250          4,682          4,522         16,691         14,639
                                       -----------------------       -----------------------       -----------------------

Real Estate Operating Expenses:
Retail                                    2,751          2,187            894            792          3,015          2,526
Residential                               2,306          2,193            722            670          2,834          2,717
                                       -----------------------       -----------------------       -----------------------
                                          5,057          4,380          1,616          1,462          5,849          5,243
                                       -----------------------       -----------------------       -----------------------

Net Operating Income:
Retail                                    5,871          5,358          2,083          2,143          7,323          5,946
Residential                               2,680          2,512            983            917          3,519          3,450
                                       -----------------------       -----------------------       -----------------------
                                       $  8,551       $  7,870       $  3,066       $  3,060       $ 10,842       $  9,396
                                       =======================       =======================       =======================
Recurring Capital Improvements:
Residential                            $    348       $    126       $    123       $     11       $    342       $    261
                                       =======================       =======================       =======================

Reconciliation To Consolidated
 Net Income:
Segments NOI                           $  8,551       $  7,870       $  3,066       $  3,060       $ 10,842       $  9,396
Deferred Rents - Straight Lining            301            319             99            123       $    436       $    399
Net Investment Income                       593            620            189            204            834            742
Other Income                                 25             14              8              8             23
Equity In Income Of Affiliate (1)           118            107             56             35            173            (52)
General & Administrative Expenses          (289)          (274)           (89)           (68)          (365)          (434)
Depreciation                             (1,653)        (1,442)          (551)          (542)        (1,988)        (1,716)
Financing Costs                          (4,074)        (3,779)        (1,300)        (1,400)        (5,165)        (4,620)
Minority Interest                           (48)           (17)           (32)           (11)           (31)

                                       -----------------------       -----------------------       -----------------------
Net Income                             $  3,524       $  3,418       $  1,446       $  1,409       $  4,759       $  3,715
                                       =======================       =======================       =======================


   (1) See Note 2 to the Condensed Consolidated Financial Statements.

Note 4 - Commitments and contingencies:
             Leases:
                 Retail tenants:

         FREIT leases retail space having a net book value of approximately $69,500,000 at July 31, 2001 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 2000 is as follows:

                   Year Ending
                   October 31,                      Amount
                  -------------                    --------

                       2001                        $ 1,954
                       2002                          7,723
                       2003                          7,262
                       2004                          6,509
                       2005                          6,020
                    Thereafter                      46,879
                                                  --------

                          Total                    $76,347
                                                   =======

         The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

         Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Contingent rentals, which are not included in income until the amounts are fixed and determinable, were not material for the nine and three months ended July 31, 2001 and 2000.

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

Note 5 - Deferred fee plan:
         The Board of Trustees adopted a deferred fee plan (the "Plan") for its Officers and its Trustees. Pursuant to the Plan, any Officer or Trustee may elect to defer receipt of any fees that would be due them. The Trust has agreed to pay any participant in the Plan ("Participant") interest on any deferred fee at the rate of nine percent (9%) per annum, compounded quarterly. Any such deferred fee is to be paid to Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an Officer or Trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of July 31, 2001, approximately $68,000 of fees has been deferred along with accrued interest of $2,000.

Note 6 - Camden, NJ Apartment Complex Sale:

         On May 18, 2001, FREIT entered into a contract for the sale of its Camden, NJ apartment complex. The purchasers have elected not to purchase the property.

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

     Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT's real estate markets, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.
     ---------------------------------------------------------------------------



Results of Operations:
Nine Months and Quarters Ending July 31, 2001 and 2000

Net Income for the nine months ended 7/31/01 increased 3.1% to $3,524,000 on revenues of $14,647,000 compared to Net Income of $3,418,000 on revenue of $13,311,000 for the nine-month period ended 7/31/00. For the quarter ended 7/31/01 Net Income increased 2.6% to $1,446,000 on revenue of $5,036,000 compared to Net Income of $1,409,000 on revenue of $4,892,000 for the prior year's quarter.



RETAIL SEGMENT
Changes in the Retail Segment Revenue and Net Operating Income ("NOI") have been effected principally by the acquisition of the Olney Town Center, Olney, MD ("Olney") on March 29, 2000. NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and financing costs (See Note 3 to the condensed consolidated financial statements). The following table sets forth comparative operating data separately for the Retail properties owned before the Olney acquisition ("Same Properties") and Olney:

                                                                              Nine Months Ended            Three Months Ended
                                                                         ---------------------------   ---------------------------
                                                                            7/31/01        7/31/00        7/31/01       7/31/00
                                                                            -------        -------        -------       -------

                   Real Estate Rental Revenue
                    Retail -           Same Properties                    $  6,986       $  6,842       $  2,424      $  2,408
                                       Olney (purchased 3/29/00)             1,636            703            553           527
                                                                         ---------------------------   ---------------------------
                     Total Retail                                            8,622          7,545          2,977         2,935

                   Real Estate Operating Expenses
                    Retail -           Same Properties                       2,212          1,964            715           618
                                       Olney (purchased 3/29/00)               539            223            179           174
                                                                         ---------------------------   ---------------------------
                     Total Retail                                            2,751          2,187            894           792

                   Net Operating Income
                    Retail -           Same Properties                       4,774          4,878          1,709         1,790
                                       Olney (purchased 3/29/00)             1,097            480            374           353
                                                                         ---------------------------   ---------------------------
                     Total Retail                                         $  5,871       $  5,358       $  2,083      $  2,143
                                                                         ---------------------------   ---------------------------



Rental revenue at FREIT's "Same Properties" increased modestly by 2.1% for the nine-month period and .7% for the three-month period. Tenants taking occupancy of their space during July (annual rentals of $200,000) raised occupancy to 96.7%. This compares to occupancy at 7/31/00 of 95.7%. New leases signed/or pending will raise occupancy to 98.3% when the tenants take occupancy over the next few months. Initial year rents for these tenants aggregate $203,000.

The increase in revenues was more than offset by expenses not chargeable back to tenants via CAM charges: $106,000 of tenant account receivable write-offs (1st half of year), and $50,000 of roof repairs (third quarter).

Occupancy at Olney remains unchanged at 92%, as the vacant space is being kept vacant pending the expansion (see below).

Olney Expansion
Olney is a 98,900 sq. ft. neighborhood shopping center. FREIT is planning an approximately 32,000 sq. ft. expansion and modernization that is expected to add to revenues, net earnings, and value to FREIT's real estate portfolio. The expansion is subject to the expansion plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the acceptance of current tenants to be relocated in the expanded center. The expansion and modernization costs are estimated at $12 million, including lost rents from relocation of tenants. Through 7/31/01 approximately $230,000 of pre-construction development costs have been expended. If all governmental approvals are received and tenant leasing acceptable, FREIT expects to finance the expansion, in part, from construction financing and, in part, from funds available in its marketable securities portfolio and institutional money market funds.


RESIDENTIAL SEGMENT

                                                       Nine Months Ended            Three Months Ended
                                                 --------------------------      ------------------------
                                                   7/31/01       7/31/00          7/31/01       7/31/00
                                                   -------       -------          -------       -------
               Rental Revenue:                     $  4,986      $  4,705         $  1,705      $  1,587

               Operating Expenses:                    2,306         2,193              722           670

                                                 -------------------------------------------------------
               Net Operating Income:               $  2,680      $  2,512         $    983      $    917
                                                 =======================================================

               Recurring Capital Improvements      $    348      $    126         $    123      $     11
                                                 =======================================================


Residential revenue increased 6.0% and 7.4% for the nine months and three months ended 7/31/01 compared to the comparable prior year's periods. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For the nine months ended 7/31/01, average occupancy was 93.9% and average monthly apartment rents were $885. For the nine months ended 7/31/00, average occupancy was 93.1% and average monthly rents were $834. The higher monthly rents are a combination of rental increases initiated in the prior fiscal year and current fiscal year increases. While occupancy is holding and rental increases being accepted, the economic downturn may slow rent increases and lower occupancy rates.

During the nine months ended 7/31/01 operating expenses increased 5.2% over the same period last year. The principal causes were higher utility costs and snow removal related costs. The higher utility costs resulted from a combination of higher utility rates and a colder winter than last year. As a percentage of revenue, operating costs were 46.2% this year compared to 46.6% last year.

Capital improvements over the balance of the fiscal year are expected to aggregate between $50,000 - $60,000 and will be paid out of cash provided from the Residential Segment's operations.

FREIT owns 20 +/- acres of undeveloped land in Rockaway, NJ. Plans have been submitted to the Township seeking site plan approval and zoning variances for the development and construction of garden apartment units on the site. If all approvals are received, development costs are estimated at $13.8 million that FREIT will finance, in part, from construction financing and, in part, from funds available in its marketable securities portfolio and institutional money market funds. Through 7/31/01 approximately $145,000 of pre-construction development costs have been expended.


FREIT entered into a contract for the sale of its Camden, NJ apartment complex. The buyers have elected not to proceed with the purchase.

NET INVESTMENT INCOME

Net investment income is principally interest earned from FREIT's investments in Government Agency Bonds, and an Institutional Money Market fund, and from advances (now repaid) to related parties for the sale to them of a 25% interest in S&A Commercial Associates LP (which owns Olney). Earnings received from these sources for the nine and three months ended 7/31/01 and 7/31/00 are as follows:


                                      Nine Months Ended      Three Months Ended
                                      7/31/01    7/31/00     7/31/01    7/31/00
                                      -------    -------     -------    -------
                                                                     ($000)
     Government Agency Bonds And
      Institutional Money Market:
       Interest Earned                 $ 545      $ 656       $ 179      $ 181
       Realized Loss                      --        (68)         --         --
     Related Party Loans                  48         28          10         21
     Other                                --          4          --          2
                                       ----------------       ----------------
                                       $ 593      $ 620       $ 189      $ 204
                                       ================       ================


As a result of the current lower interest rate environment than existed at the beginning of FREIT's fiscal year, $5 million of Government Agency Bonds have been called, reducing the current yield on investments by over 170 basis points since the start of the year. FREIT's current investment portfolio includes a $2 million bond paying interest at 6.5%, with a call date of 10/29/01. FREIT expects this bond to be called. These rate reductions coupled with the repayment of the related party loan is expected to result in lower Net Investment Income over the balance of the year compared to the nine months ended 7/31/01 and compared to fiscal 2000. (See "FINANCING COSTS" below for potential offsetting benefits.)

EQUITY IN INCOME OF AFFILIATE

FREIT's share of earnings at it 40% owned affiliate, Westwood Hills LLC, which owns a 210 unit apartment community in Westwood, NJ, increased 10.3% to $118,000 from $107,000 last year. The increase is principally attributable to average monthly rents increasing 6.4% to $1,217 from $1,144 last year. Average occupancy at 7/31/01 compared to 7/31/00 is virtually unchanged at 97.4% and 97.7% respectively.

FINANCING COSTS

Financing Costs for the nine months ended 7/31/01 increased 7.8% to $4.1 million from $3.8 million for the prior comparable period. The increase is wholly attributable to the Olney financing costs. Olney was acquired on March 29, 2000, and was included in operations for only four months of the nine months ended 7/31/00. The increase attributable to Olney was partially offset by reduced interest costs at the Same Properties as a result of lower mortgage balances from normal loan amortization. In addition FREIT's $10.9 million floating rate mortgage benefited from the lower interest rate environment this year compared to last year (interest charged on this loan was 8.03% at 10/31/00 compared to 5.81% at 7/31/01). The impact of reduced debt levels and lower interest rates are reflected in the reduced financing costs of $100,000 during the current quarter ended 7/31/01 compared to last year's quarter.

DEPRECIATION

Depreciation expense increased 14.6% to $1.7 million during the nine months ended 7/31/01 compared to $1.4 million for last year's nine month period. Almost all of this increase is attributable to Olney being included in operations for only four months during the nine-month period ended 7/31/00.

FUNDS FROM OPERATIONS ("FFO")

FFO is considered by many as a standard measurement of a REIT's performance. FREIT computes FFO as follows (in thousands of dollars):

                                                   Nine Months Ended      Three Months Ended
                                                 7/31/01      7/31/00    7/31/01      7/31/00
                                                 -------      -------    -------      -------
     Net Income                                  $ 3,524      $ 3,418    $ 1,446      $ 1,409
     Depreciation - Real Estate                    1,653        1,442        551          542
     Amortization of Deferred Mtg Costs               93           80         30           32
     Deferred           Rents                      (301)        (319)       (99)        (123)
     Capital Improvements - Apartments             (348)        (230)      (123)        (115)
     Minority Interest                                47           17         31           11
     Other                                            77           73         23           34
                                                 ---------------------   ---------------------
                        Total FFO                $ 4,745      $ 4,481    $ 1,859      $ 1,790
                                                 =====================   =====================


FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by certain other REITs may vary materially from that of FREIT's, and therefore FREIT's FFO and the FFO of other REITs may not be directly comparable.



LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided By Operating Activities increased 7.4% to $4.7 million for the nine months ended 7/31/01 compared to $4.4 million for the prior year's nine month period. It is expected that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (95% of taxable income for fiscal year 2001 and 90% of taxable income thereafter).

As at 7/31/01 FREIT had cash, cash equivalents and marketable securities totaling $13.2 million compared to $12.4 million at 10/31/00. These funds are available for construction and property acquisitions.

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


At 7/31/01 FREIT aggregate outstanding mortgage debt was $69.6 million. Approximately $58.6 million bears a fixed weighted average interest rate of 7.512%, and an average life of approximately 9.5 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets every 90 days. This mortgage note is due in March 2002, but can be extended for one year. The fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:


                         Year           $ Millions
                         ----           ----------
                         2002            $  10.9
                         2005            $   6.6
                         2007            $  15.7
                         2010            $   9.2
                         2013            $  17.5




The following table shows the estimated fair value and carrying value of FREIT's long-term debt at July 31, 2001 and October 31, 2000:

                                             July 31,          October 31,
                  (In Millions)               2001                2000
                  -------------               ----                ----

                  Fair Value                 $69.7               $71.0
                  Carrying Value             $69.6               $70.2

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


DIVIDENDS
For the quarter ended July 31, 2001, FREIT has declared a dividend of $.60 per share payable on September 18, 2001 to shareholders of record on September 4, 2001. This raises total dividends for the 2001 fiscal year to $1.80 per share compared to last year's dividends per share of $1.50 for the nine months ended 7/31/00.


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" above.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FIRST REAL ESTATE INVESTMENT
                                              TRUST  OF  NEW  JERSEY
                                             ----------------------
                                                  (Registrant)




Date: September ___, 2001



                                             /s/ William R. DeLorenzo, Jr.
                                             ------------------------------
                                            (Signature)
                                             William R. DeLorenzo, Jr.
                                             Executive Secretary and Treasurer