Form 10-K
period 2001-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2002-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ---- For the Fiscal Year Ended October 31, 2001

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


                          Shares of Beneficial Interest
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes X      No
                    ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. ( )

The registrant is an equity real estate investment trust and shares without par value represent beneficial interests in the registrant. At January 23, 2002, the aggregate market value of the registrant's shares of beneficial interest held by non affiliates of the registrant was approximately $ $46.7 million. Excluded from this calculation are shares of the registrant owned or deemed to be beneficially owned by the trustees and executive officers of the registrant, including shares with respect to which the trustees and executive officers disclaim beneficial ownership. At that date, 3,119,576 shares of beneficial interest were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be held on April 10, 2002 are incorporated by reference in Part III of this Annual Report.

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


PART I

ITEM 1   BUSINESS

    (a)  GENERAL BUSINESS

First Real Estate Investment Trust of New Jersey ( "FREIT") is a real estate investment trust ("REIT") organized in New Jersey in 1961. FREIT acquires, develops and holds real estate properties for long-term investment and not for resale. Its investment portfolio contains multi family residential properties, retail properties, undeveloped land and a 40% equity interest in Westwood Hills, LLC, which owns a 210 unit apartment complex. All but three of FREIT's properties are located in New Jersey. See the tables in "Item 2 Properties - Portfolio of Investments"
FREIT's long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to shareholders, and (iii) increase the overall value of FREIT's portfolio. FREIT's investments may take the form of wholly owned fee interests or, if the circumstances warrant, on joint venture basis with other parties provided FREIT would be able to maintain control over the management and operation of the property. While FREIT's general investment policy is to hold and maintain its properties long-term, it may, from time-to-time, sell or trade certain properties that it feels no longer meets its investment criteria, and reinvest in other properties which offer greater growth potential.


     Fiscal Year 2001 Developments


(i) Credit Facility

During the fourth quarter FREIT reached an agreement in principle with a financial institution on the terms for a $14 million, two-year revolving line of credit. Interest rates on draws will be 175 basis points over our choice of the 30, 60, or 90-day LIBOR rate and will reset at the end of every rate renewal period. The line of credit will be secured by mortgages on several of our un-leveraged (debt free) properties. While we feel this line of credit will be formalized shortly, it is subject to the lender's satisfaction of appraisals, title searches, and environmental reports. While the line of credit may shortly be formalized, we do not expect to draw down on this line in the short term. We plan to use it opportunistically, for future acquisitions and/or development opportunities. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


(ii) ACQUISITION

FREIT anticipates it will become the Managing Member and hold a 40% interest in a joint venture to be formed (to the satisfaction of the parties) for the acquisition of a 320,000 Sq. Ft. neighborhood shopping center in Northern NJ. Total acquisitions costs will approximate $33 million. We and our joint venture partner, an LLC that will consist primarily of employees of Hekemian & Co., Inc. ("Hekemian") (see "Management Agreement" below), are currently involved in our due-diligence review and reviewing acquisition financing alternatives. If the due-diligence review proves satisfactory, the purchase will close sometime during the first half of the year 2002. Depending on the mortgage acquisition financing alternative selected, FREIT's 40% equity participation will be between $3.2 million and $4.2 million. These funds will be provided from FREIT's money market investments.


(iii) DEVELOPMENT

We own approximately 20 +/- acres of undeveloped land in Rockaway, NJ. Building plan approval has been received from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investment. Construction is expected to commence during the summer of 2002 and is expected to last twelve to eighteen months.



     (b) Financial Information about Segments

FREIT has two reportable segments: Retail Properties and Residential Properties. These reportable segments have different customers and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2001 is incorporated by reference to Note 13, "Segment Information" on pages F-16 and F-17 of the Consolidated Financial Statements

     (c) Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing and owning a portfolio of diverse income producing real estate properties. FREIT's developed properties include residential apartment and retail properties. Our properties are located principally in New Jersey, with the exception of the Westridge Square Shopping Center located in Frederick, Maryland, the Olney Town Center Shopping Center located in Olney Maryland, and the Pathmark supermarket super store located on Long Island. We also currently own approximately 56.5 acres of unimproved land in New Jersey. See "Item 2 Properties - Portfolio of Investments."

FREIT elected to be taxed as a REIT under the Internal Revenue Code. FREIT operates in such a manner as to qualify for taxation as a REIT in order to take advantage of certain favorable tax aspects of the REIT structure. Generally, a REIT will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to its equity holders.

As an equity REIT, we generally acquire interests in income producing properties to be held as long-term investments. FREIT's return on such investments is based on the income generated by such properties mainly in the form of rents.

From time to time, FREIT has sold, and may sell again in the future, certain of its properties in order to (i) obtain capital used or to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which FREIT has determined or determines are no longer compatible with our growth strategies and investment objectives for its real estate portfolio.

We do not hold any patents, trademarks or licenses.

     Portfolio of Real Estate Investments

At October 31, 2001, FREIT's real estate holdings included (i) eight (8) apartment buildings or complexes containing 639 rentable units, (ii) six (6) retail properties containing approximately 687,000 square feet of leasable space, including two (2) single tenant stores, and (iii) three (3) parcels of undeveloped land consisting of approximately 56.5 acres. With the exception of Olney, which is owned by S And A, in which FREIT has a 75% ownership interest, FREIT wholly owns all such property in fee. See "Item 2 Properties - Portfolio of Investments" of this Annual Report for a description of FREIT's separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT's business. In addition, FREIT holds a 40% membership interest in Westwood Hills, which owns an apartment complex containing 210 rentable units. See "Investment in Affiliate."

          Investment in Affiliate

In May 1994, we acquired a forty percent (40%) membership interest in Westwood Hills, a New Jersey limited liability company that owns and operates a 210-unit residential apartment complex located in Westwood, New Jersey. FREIT is the managing member of Westwood Hills, and Hekemian currently is the managing agent of the property. See "Management Agreement." In December 1998, Westwood Hills refinanced its mortgage loan. In connection with the refinancing, Robert S. Hekemian, Chairman of the Board of FREIT and a member of Westwood Hills, provided a personal guarantee in certain limited circumstances. FREIT, and all other members, have indemnified Mr. Hekemian, to the extent of their ownership % in Westwood Hills, with respect to this guaranty.

          Employees

FREIT did not have any full-time employees until December 26, 2001. On that date all employees of Hekemian (approximately eighteen) who work solely at FREIT properties became employees of FREIT. The transfer will simplify bookkeeping and will result in no additional costs to FREIT. Prior to the transfer date, FREIT reimbursed Hekemian for the payroll and related costs for these employees.

With the  exception  of Mr.  Hekemian,  Chairman of the Board,  and Mr.  Barney,
President, who devote approximately twenty-five percent (25%) and fifteen percent (15%) respectively of their business activities to FREIT's business, none of the other executive officers of FREIT (who are identified in "Item 4A Executive Officers of FREIT" of this Annual Report), devotes more than ten percent (10%) of his business activities to the business of FREIT. Hekemian has been retained by FREIT to manage FREIT's properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT's properties. See "Management Agreement."

          Management Agreement

Pursuant to the terms of a Management Agreement by and between FREIT and Hekemian, as amended (the "Management Agreement"), Hekemian, a real estate brokerage and management company, manages all of FREIT's properties. The Management Agreement expires on December 20, 2002 but may be terminated by either party by giving written notice on or prior to February 20, 2002.In connection with its management services, Hekemian, until December 26, 2001, employed the superintendents and other personnel who perform the functions required to operate and maintain FREIT's properties. Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. FREIT also, until December 26, 2001, reimbursed Hekemian for the salaries, payroll taxes, insurance costs and certain other costs of persons employed at FREIT's properties by Hekemian on behalf of FREIT. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such services. See "First Real Estate Investment Trust of New Jersey Notes to Financial Statements - Note 8."

Mr.  Hekemian,  Chairman of the Board and a Trustee of FREIT, is the Chairman of
the  Board  and  Chief  Executive   Officer  of  Hekemian  Mr.  Hekemian,   owns
approximately 12.7% of all of the issued and outstanding shares of Hekemian

          Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2001, FREIT's aggregate outstanding mortgage debt was $69.4 million with an average interest cost on a weighted average basis of 7.155%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in "Item 2 Properties - Portfolio of Investments" for the outstanding mortgage balance at October 31, 2001 with respect to each of these properties.

FREIT is currently, and will continue to be for the foreseeable future, more highly leveraged than it has been in the past. This increased level of indebtedness also presents an increased risk of default on the obligations of FREIT and an increase in debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT's mortgage loans are being amortized over a period that is greater than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. See "Liquidity and Capital Resources" section of Item 7.

FREIT is subject to the normal risks associated with debt financing, including the risk that FREIT's cash flow will be insufficient to meet required payments of principal and interest; the risk that indebtedness on its properties will not be able to be renewed, repaid or refinanced when due; or that the terms of any renewal or refinancing will not be as favorable as the terms of the indebtedness being replaced. If FREIT were unable to refinance its indebtedness on acceptable terms, or at all, FREIT might be forced to dispose of one or more of its properties on disadvantageous terms which might result in losses to FREIT. These losses could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt. If a property is mortgaged to secure payment of indebtedness and FREIT is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to FREIT. Further, payment obligations on FREIT's mortgage loans will not be reduced if there is a decline in the economic performance of any of FREIT's properties. If any such decline in economic performance occurs, FREIT's revenues, earnings and funds available for distribution to shareholders would be adversely affected.

Neither the Declaration of Trust nor any policy statement formally adopted by FREIT's Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT), which may be incurred by FREIT. Accordingly, FREIT may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT could bear interest at rates, which are higher than the rates on FREIT's existing debt. Future debt incurred by FREIT could also bear interest at a variable rate. Increases in interest rates would increase FREIT's variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt or cause FREIT to be in default under its debt. Further, in the future, FREIT may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms, which are acceptable to FREIT. In such event, FREIT might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT.



          Competitive Conditions

FREIT is subject to normal competition with other investors to acquire real property and to profitably manage such property. Numerous other REIT(s), banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT.

In addition, retailers at FREIT's retail properties face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing and shopping through cable and computer sources, particularly over the Internet, and telemarketing. In many markets, the trade areas of FREIT's retail properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT's retail properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT's tenants, and any new retail real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT's retail properties.

     (A) General Factors Affecting Investment in Retail and Apartment Complex Properties; Effect on Economic and Real Estate Conditions

The revenues and value of FREIT's retail and residential apartment properties may be adversely affected by a number of factors, including, without limitation, the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slow downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a retail property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

     (B) Retail Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

FREIT believes that its revenues and earnings; its ability to meet its debt obligations; and its funds available for distribution to shareholders would be adversely affected if space in FREIT's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations.

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2001 the following table lists the ten largest retail tenants, which account for approximately 66% of FREIT's retail rental space and 52% of fixed retail rents.

                         Tenant                    Center       Sq. Ft.
                         ------                    ------       -------
          Burlington Coat Factory          Westridge Square     85,992
          Kmart Corporation (1)            Westwood Plaza       84,254
          Pathmark Stores                  Patchoque            63,932
          Giant Of Maryland                Westridge Square     55,330
          Stop & Shop (2)                  Franklin Crossing    42,173
          Stop & Shop (2)                  Westwood Plaza       28,000
          Westridge Cinema (Hoyts)         Westridge Square     27,336
          Holiday Productions              Olney Town Center    23,930
          Craft Country Inc.               Olney Town Center    15,701
          Fitness World Golden Mile LLC    Westridge Square     13,006


(1) On January 21, 2002 Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the below market rent they are paying for their space, it is highly unlikely that FREIT will suffer any rent loss. We anticipate that Kmart will keep this space or assign their lease to another tenant.

(2)  Successor tenant to Grand Union.

Stop & Shop has closed its supermarket in Westwood Plaza. While they are obligated to, and continue to pay rent, the vacant (Dark) space may have a detrimental affect on the satellite tenants. The space is being marketed to other retail merchants.

     (C)  Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our retail properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's retail properties, the premises may not be relet or the terms of re letting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings; FREIT's ability to service its debt; and FREIT's ability to make expected distributions to its shareholders, could be adversely affected. There are no leases, which FREIT considers material or significant in terms of any single property in FREIT's real estate portfolio which expired during the fiscal year 2001 or which is scheduled to expire in the fiscal year 2002.

     (D) Illiquidity of Real Estate Investments; Possibility that Value of FREIT's Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT's interest in Westwood Hills is subject to transfer constraints imposed by the operating agreement, which governs FREIT's investment in Westwood Hills. Even without such restrictions on the transfer of its interest, FREIT believes that there would be a limited market for its interest in Westwood Hills.

If FREIT had to liquidate all or substantially all of its real estate holdings, the value of such assets would likely be diminished if a sale was required to be completed in a limited time frame. The proceeds to FREIT from any such sale of the assets in FREIT's real estate portfolio might be less than the fair market value of those assets.

      Impact of Governmental Laws and Regulations on Registrant's Business

FREIT's properties are subject to various Federal, state and local laws, ordinances and regulations, including those relating to the environment and local rent control and zoning ordinances.

     (A)  Environmental Matters

Both Federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders.

A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.

At this time, FREIT is aware of the following environmental matters affecting its properties:

          (i) Vacant Land Located in Rockaway Township, N.J.

The property located in Rockaway Township contains wetlands. Pursuant to a Letter of Interpretation received from the NJDEP, FREIT has determined that the wetlands and associated transition areas will have no material impact on the future development of the property pursuant to the applicable laws and regulations of New Jersey. Under the current zoning ordinance, the property is zoned for multifamily residential use, with a small portion zoned for commercial use. FREIT has received approval from the Township for the construction of 129 garden apartment units.

          (ii) Westwood Plaza Shopping Center, Westwood, N.J.

This property is in a HUD Flood Hazard Zone and serves as a local flood retention basin for part of Westwood, New Jersey. FREIT maintains flood insurance in the amount of $500,000 for the subject property which is the maximum available under the HUD Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP") which could require extraordinary construction methods.

          (iii) Franklin Crossing, Franklin Lakes, N.J.

The redeveloped Franklin Crossing shopping center was completed during the summer of 1997. Also in 1997, a historical discharge of hazardous materials was discovered at Franklin Crossing. The discharge was reported to the NJDEP in accordance with applicable regulations. FREIT completed the remediation required by the NJDEP.

In November 1999, FREIT received a No Further Action Letter from the NJDEP concerning the contaminated soil at Franklin Crossing. Monitoring of the groundwater will continue pursuant to a memorandum of agreement filed with the NJDEP.

          (iv) Other

a) The State of New Jersey has adopted an underground fuel storage tank law and various regulations which impact upon FREIT's responsibilities with respect to underground storage tanks maintained on its properties. FREIT does have underground storage tanks located on two (2) of its properties used in connection with the heating of apartment units.

FREIT periodically visually inspects the location of each underground storage tank for evidence of any spills or discharges. Based upon these inspections, FREIT knows of no underground storage tanks, which are discharging material into the soil at the present time. Current state law does not require FREIT to submit its underground storage tanks to tightness testing. FREIT has conducted no such tests.

FREIT has conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey; and residential apartment properties located in Lakewood, Camden, Palisades Park and Hasbrouck Heights, New Jersey. Except as noted in subparagraph (iii) above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require remediation pursuant to any applicable Federal or state law or regulation.

FREIT does not believe that the environmental conditions described in subparagraphs(i) - (iv) above will have a materially adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

b) FREIT has determined that several of its properties contain lead based paint ("LBP"). FREIT is in compliance with all Federal, State and Local requirements as they pertain to LBP.

     (B) Rent Control Ordinances

Each of the apartment buildings or complexes owned by FREIT is subject to some form of rent control ordinance which limits the amount by which FREIT can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT can charge for vacated units. Westwood Hills is not subject to any rent control law or regulation.

     (C) Zoning Ordinances

Local zoning ordinances may prevent FREIT from developing its unimproved properties, or renovating, expanding or converting its existing properties, for their highest and best use as determined by FREIT's Board of Trustees, which could diminish the values of such properties.

     (D) Financial Information about Foreign and Domestic Operations and Export Sales

FREIT does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.

ITEM 2.  PROPERTIES

     Portfolio  of   Investments:   The  following   charts  set  forth  certain
information relating to each of FREIT's real estate investments in addition to the specific mortgages encumbering the properties.



Apartment Properties as of October 31, 2001:
--------------------------------------------

                                                                                                  Depreciated Cost
                                                                                  Mortgage        of Buildings and
                                                                                  Balance         Equipment
Property and Location           Year Acquired  No. of Units     Occupancy Rate    (000's)         (000's)
---------------------           -------------  ------------     --------------    -------         -------

Lakewood Apts.                  1962                 40         87.5%             None            $   118
Lakewood, NJ

Palisades Manor                 1962                 12         91.7%             None            $    51
Palisades Park, NJ

Grandview Apts.                 1964                 20         100.0%            None            $   111
Hasbrouck
  Heights, NJ

Heights Manor                   1971                 79         97.5%             $3,576          $   487
Spring Lake Heights, NJ

Hammel Gardens                  1972                 80         97.5%             $3,771          $   880
Maywood, NJ

Sheridan Apts.                  1964                 132        89.4%             None            $   529
Camden, NJ

Steuben Arms                    1975                 100        93.0%             $5,197          $ 1,282
River Edge, NJ

Berdan Court                    1965                 176        96.0%             $10,645         $ 1,714
Wayne, NJ

Westwood Hills                  1994                 210        97.6%             $14,996         $13,807
Westwood, NJ (1)

(1) FREIT owns a 40% equity interest in Westwood Hills. See "Item 1(c) - Investment in Affiliate."


Retail Properties as of October 31, 2001:

                                                                                 Mortgage         Depreciated Cost
                                               Leasable Space   Occupancy        Balance or       of Buildings and
                                               -Approximate     Rate (% of       Bank Loan        Equipment
Property and Location           Year Acquired  Square Feet      SquareFeet)       (000's)          (000's)
---------------------           -------------  ------------     --------------    -------         -------

Franklin Crossing               1966(1)            87,041            89.2%        None            $10,026
Franklin Lakes, NJ

Westwood Plaza                  1988              173,854            99.2%        $10,184         $10,945
Westwood, NJ

Westridge Square                1992              256,620           100.0%        $18,004         $22,681
Frederick, Maryland

Pathmark Super Store            1997               63,932           100.0%        $ 7,051         $10,050
Patchogue, New York

Glen Rock, NJ                   1962                4,800           100.0%        None            $    35

Olney Town Center (2)           2000               98,848            92.3%        $10,920         $15,406
Olney, Maryland


(1) The original 33,000 square foot shopping center was replaced by a new 87,041 square foot center, which opened in October 1997.

(2)  FREIT owns a 75% equity interest in S And A.



Vacant Land as of October 31, 2001:

                                                                Permitted Use                     Mortgage Balance
                                                                per Local         Acreage per     or Bank Loan
Location                        Acquired       Current Use      Zoning Laws       Parcel          (000's)
------------------------------- -------------- ---------------- ----------------- --------------- ------------------


Franklin Lakes, NJ              1966           None             Residential        4.27            None

Rockaway, NJ*                   1964/1963      None             Residential /     19.26            None
                                                                Retail

South Brunswick, NJ             1964           Principally      Industrial        33               None
                                               leased as
                                               farmland
                                               qualifying for
                                               state farmland
                                               assessment tax
                                               treatment

* FREIT has received approval for the construction of 129 garden apartment units on this land.

FREIT believes that it has a diversified portfolio of residential and retail properties. FREIT's business is not materially dependent upon any single tenant or any one of its properties. The following Table lists FREIT's properties that have contributed 15% or more of FREIT's total revenue in one or more of the last three (3) fiscal years.

      Percent Contribution to Revenues

                                     Fiscal Years
                                ---------------------
                                2001     2000    1999
                                ----     ----    ----
      Westridge Square          19.1%    20.6%   23.9%



Although FREIT's general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT's and its shareholders best interests. With respect to FREIT's future acquisition and development activities, FREIT will evaluate various real estate opportunities which FREIT believes would increase FREIT's revenues and earnings as well as compliment and increase the overall value of FREIT's existing investment portfolio.

Except for the Pathmark supermarket super store located in Patchogue, Long Island, and the single tenant store located in Glen Rock, New Jersey, all of FREIT's retail properties have multiple tenants.

FREIT's retail shopping center properties have eight (8) anchor / major tenants, that account for approximately 59% of the space leased. The balance of the space is leased to eighty-three (83) satellite tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:


                                                                         No.
                      Net Leasable                                   Satellites
                         Space           Anchor/Major Tenants         Tenants
                      ------------       --------------------         -------

Westridge Sq.           256,620         Giant Supermarket                26
  Fredrick, MD                          Burlington Coat Factory
                                        Hoyts Cinema Corporation

Franklin Crossing        87,041         Stop & Shop                      16
  Franklin Lakes, NJ

Westwood Plaza          176,854         Stop & Shop                      20
  Westwood, NJ                          Kmart Corporation


Olney Town Center        98,848         Holiday Productions (Cinema)     21
  Olney, MD                             Craft Country



With respect to most of FREIT's retail  properties,  lease terms range from five
(5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT's retail properties averaged a 90.2% occupancy rate with respect to FREIT's available leasable space. This includes Franklin Crossing that was closed and demolished in December 1996 and a new and expanded shopping center reopened for business in October 1997, and Patchoque, which was acquired during fiscal 1998.

Leases for FREIT's apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.2 occupancy rate with respect to FREIT's available apartment units.

FREIT does not believe that any seasonal factors materially affect FREIT's business operations and the leasing of its retail and apartment properties. FREIT does not lease space to any Federal, state or local government entity.

FREIT believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.


ITEM 3     LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FREIT is a party or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT's business including various tenancy and related matters. Notwithstanding the environmental conditions disclosed in "Item 1(c) Description of Business - Impact of Governmental Laws and Regulations on Registrant's Business; Environmental Matters," there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of FREIT's 2001 fiscal year.

ITEM 4A    EXECUTIVE OFFICERS OF FREIT

The executive officers of FREIT as of January 17, 2001 are listed below. Brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information, which follows the table.

As a result of Hekemian being responsible for managing the day-to-day operations of FREIT's properties, the executive officers are not required to devote a significant part of their business activities to their duties as executive officers of FREIT. With the exception of Mr. Hekemian and Mr. Barney, no executive officer of FREIT directly devotes more than ten percent (10%) of his business activities to FREIT's business. See "Item 1(c) Narrative Description of Business - Management Agreement." Except for Mr. McGarry, Executive Secretary of FREIT, each of the executive officers is also a Trustee of FREIT.

     The executive officers of FREIT are as follows:


Name                                  Age        Position
----                                  ---        --------

Robert S. Hekemian                    70         Chairman of the Board and Chief
                                                 Executive and financial Officer

Donald W. Barney                      61         President and Treasurer

John B. Voskian, M.D.                 77         Secretary

Christopher W. McGarry                35         Executive Secretary

Robert S. Hekemian has been active in the real estate industry for more than forty-eight (48) years. Mr. Hekemian has served as Chairman of the Board and Chief Executive Officer of FREIT since 1991, and as a Trustee since 1980. From 1981 to 1991, Mr. Hekemian was President of FREIT. Mr. Hekemian directly devotes approximately twenty-five percent (25%) of his time to execute his duties as an executive officer of FREIT. Mr. Hekemian is also the Chairman of the Board and Chief Executive Officer of Hekemian See "Item 1(c) Narrative Description of Business - Management Agreement." Mr. Hekemian was a director of Summit Bank until its merger with Fleet Bank in March 2001. Mr. Hekemian is also a director, partner and officer in numerous private real estate corporations and partnerships. Mr. Hekemian is the brother-in-law of Dr. Voskian.

Donald W. Barney has served as President of FREIT since 1993, and as a Trustee since 1981. Mr. Barney devotes approximately fifteen percent (15%) of his time to execute his duties as an executive officer of FREIT. Mr. Barney was associated with Union Camp Corporation, a diversified manufacturer of paper, packaging products, chemicals and wood products, from 1969 through December 31, 1998, as Vice President and Treasurer. Mr. Barney was a director of Ramapo Financial Corporation until it was acquired, in May 1999 by another financial institution, and is a partner and director in several other private real estate investment companies

Dr. John B. Voskian has served as Secretary and a Trustee of FREIT since 1968. Dr. Voskian spends less than five percent (5%) of his time with respect to his duties as an executive officer of FREIT. A physician, Dr. Voskian has retired from the practice of medicine. Dr. Voskian is also a director and an officer in a number of private real estate companies. Dr. Voskian is the brother-in-law of Mr. Hekemian.

Christopher W. McGarry an attorney, was elected to serve as the Executive Secretary of the Registrant in January of 2002. Mr. McGarry devotes approximately five percent (5%) of his time to execute his duties as an executive officer of the Registrant. Since October of 2001 Mr. McGarry has been in private practice with the law firm of Nowell Amoroso Klein Bierman, P.A., with offices in Hackensack, New Jersey and New York City. Prior to returning to private practice, Mr. McGarry was Assistant General Counsel/Director of Real Estate and a Assistant Corporate Secretar5y for the The Grand Union Company. a regional supermarket chain with offices in Wayne, New Jersey. Mr. McGarry succeeds William R, DeLorenzo, Jr. who resigned on January 10, 2002 to become a Judge of the Superior Court of New Jersey.

PART II

ITEM 5     MARKET FOR FREIT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the "Shares"). The Shares represent FREIT's only authorized, issued and outstanding class of equity. As of January 23, 2002 there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board(R) Service (the "OTC Bulletin Board") provided by NASD, Inc. FREIT does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, for the periods indicated, the high and low bid quotations for the Shares on the OTC Bulletin Board. Quotations prior to October 18, 2001, the date the one-for-one share distribution was made, have been adjusted to reflect the share distribution.


                                                         High       Low
                                                         ----       ---
       Fiscal Year Ended October 31, 2001
       ----------------------------------
       First Quarter                                     $19        $14 3/4
       Second Quarter                                    $17 1/4    $15 1/2
       Third Quarter                                     $19        $15 1/2
       Fourth Quarter                                    $18 1/2    $15 1/2

                                                         High       Low
                                                         ----       ---
       Fiscal Year Ended October 31, 2000
       ----------------------------------
       First Quarter                                     $14        $13
       Second Quarter                                    $12 3/4    $12 1/2
       Third Quarter                                     $13        $12 1/4
       Fourth Quarter                                    $15        $13


The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid quotations is Janney Montgomery Scott, Inc., members of the New York Stock Exchange and other national securities exchanges.

     Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT's Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property or Shares. The Board of Trustees' present policy is to distribute annually at least ninety-five percent (95%) -ninety percent (90%) for taxable years beginning after 2000- of FREIT's REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 2001 and fiscal 2000, FREIT paid or declared aggregate total dividends of $1.38 and $1.325 per share, respectively, to the holders of Shares. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - REIT Distributions to Shareholders."



ITEM 6 SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2001 are derived from financial statements that have been audited and reported upon by J.H. Cohn LLP, independent public accountants for FREIT. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and with FREIT's financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,
($000)
                                             2001            2000             1999            1998             1997
                                             ----            ----             ----            ----             ----
Total Assets                              $  96,495       $  96,781        $  84,428       $  71,275        $  59,233
                                          =========       =========        =========       =========        =========

Long-Term Obligations                     $  69,354       $  70,214        $  60,071       $  47,853        $  24,429
                                          =========       =========        =========       =========        =========

Secured Note Payable                      $      --       $      --        $      --       $      --        $  11,429
                                          =========       =========        =========       =========        =========

Shareholders' Equity                      $  21,588       $  21,144        $  20,520       $  20,362        $  19,984
                                          =========       =========        =========       =========        =========

Weighted Average Number of
   Shares Outstanding:


          Basic                               3,120           3,120            3,120           3,120            3,120
                                          =========       =========        =========       =========        =========
         Diluted                              3,133           3,120            3,120           3,120            3,120
                                          =========       =========        =========       =========        =========

INCOME STATEMENT DATA:
Year Ended October 31,                           2001              2000             1999            1998            1997
                                                 ----              ----             ----            ----            ----
                                                                  (in thousands, except per share data)
REVENUES:
Revenues from Real Estate Operations         $     18,661      $     17,151    $     15,037    $     14,213    $     11,553
Net Investment Income                                 683               834             742               6               6
Equity In Earnings (Loss) of Affiliate                190               173             (52)            213             139
                                            -------------      ------------    ------------    ------------    ------------
                                                   19,534            18,158          15,727          14,432          11,698
                                            -------------      ------------    ------------    ------------    ------------

EXPENSES:
Real Estate Operations                              6,639             5,850           5,275           5,026           4,499
Financing Costs                                     5,356             5,165           4,620           3,762           2,629
General Expenses                                      539               365             401             309             288
Depreciation                                        2,215             1,988           1,716           1,650           1,319
Minority Interest                                      85                31
                                            -------------      ------------    ------------    ------------    ------------
                                                   14,834            13,399          12,012          10,747           8,735
                                            -------------      ------------    ------------    ------------    ------------

Net Income                                  $       4,700      $      4,759    $      3,715    $      3,685    $      2,963
                                            =============      ============    ============    ============    ============

Earnings Per Share:
   Basic                                    $        1.51      $       1.53    $       1.19    $       1.18    $       0.95
                                            =============      ============    ============    ============    ============
   Diluted                                  $        1.50      $       1.53    $       1.19    $       1.18    $       0.95
                                            =============      ============    ============    ============    ============

Cash Dividends Declared Per
   Common Share                             $        1.38      $       1.33    $       1.13    $       1.06    $       0.95
                                            =============      ============    ============    ============    ============


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Cautionary Statement Identifying Important Factors That Could Cause FREIT's
     Actual  Results  to  Differ  From  Those   Projected  in  Forward   Looking
     Statements.


     Readers of this discussion are advised that the discussion should be read in conjunction with the consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT's current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend, " "plan," " estimate," or words of similar meaning.

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


Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned affiliate, Westwood Hills, which owns a residential apartment property. Our policy has been to acquire real property for long-term investment. All references to per share amounts are on a diluted basis (unless otherwise indicated) and adjusted to reflect the one-for-one share dividend paid in October 2001.

Results of Operations:
Fiscal Years Ended October 31, 2001 and 2000

Revenues for the year ended October 31, 2001 increased 7.6% to $19,534,000 from $18,158,000 last year. The increase was primarily attributable to increased revenues from real estate operations (see discussions below). Net Income for the year decreased 1.2% to $4,700,000 from $4,759,000. This decrease is primarily attributable to a $114,000 charge to expenses in connection with the abandonment of a property acquisition.

RETAIL SEGMENT
Changes in the Retail Segment Revenue and Net Operating Income ("NOI") have been effected principally by the acquisition of the Olney Town Center, Olney, MD ("Olney") on March 29, 2000. NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes straight lining of rents, depreciation and financing costs (See Note 13 to the consolidated financial statements). The following table sets forth comparative operating data separately for the Retail properties owned before the Olney acquisition ("Same Properties") and Olney:



                                                       Year Ended October 31,
                                                    2001              2000
                                                    ----              ----
         Rental Revenue
          Same Properties                        $     9,328       $     9,126
          Olney (purchased 3/29/00)                    2,194             1,212
                                                 -----------       -----------
           Total Retail                               11,522            10,338

         Operating Expenses
          Same Properties                              2,903             2,611
          Olney (purchased 3/29/00)
                                                         714               404
                                                 -----------       -----------
           Total Retail                                3,617             3,015
                                                 -----------       -----------

         Net Operating Income
          Same Properties                              6,425             6,515

          Olney (purchased 3/29/00)                    1,480               808
                                                 -----------       -----------
           Total Retail                          $     7,905       $     7,323
                                                 ===========       ===========

Rental revenue at FREIT's "Same Properties" increased modestly by 2.2% for the year ended October 31, 2001 to $9.3 million from $9.1 million last year. Average occupancy for the current year was 95.8% compared to 81.7% last year. Occupancy at October 31, 2001 was 97.3% compared to 82% at October 31, 2000. This increase in occupancy % is expected to add an estimated $280,000 in fixed rents to next year's revenues, plus additional revenues as a result of increases in expense reimbursements of Common Area Maintenance (`CAM") and real estate taxes. While our current leases project the above increases in revenues, the apparent negative effect on consumer spending caused by the horrific events of September 11th, and current US recession, may eliminate the ability of weaker tenants to pay rents, or even stay in business. The affect at this time is too uncertain to quantify.


On January 21, 2002 Kmart Corporation a major tenant in our Westwood Shopping Center, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the below market rent they are paying for their space, it is highly unlikely that FREIT will suffer any rent loss. We anticipate that Kmart will keep this space or assign their lease to another tenant.


The increase in revenues at the Same Properties was more than offset by expenses not chargeable back to tenants via CAM charges such as: $106,000 of tenant account receivable write-offs, $50,000 of expensed roof repairs, and CAM and real estate charges not reimbursed because of vacancies.

Occupancy at Olney remains unchanged at 92%, as the vacant space is being kept vacant pending the expansion (see below).

Olney Expansion
Olney is a 98,900 sq. ft. neighborhood shopping center. We are planning an approximately 52,000 sq. ft. expansion and modernization that is expected to add to revenues, net earnings, and value to FREIT's real estate portfolio. The expansion is subject to the expansion plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the agreement of current tenants to be relocated. The expansion and modernization costs are estimated at $12 million, including lost rents during construction and from the relocation of tenants. Through 10/31/01 approximately $237,000 of pre-construction development costs have been expended and deferred. If all governmental approvals are received and tenant leasing acceptable, we expect to finance the expansion, in part, from construction financing and, in part, from funds available from our institutional money market investment.

We are now evaluating the economics of the timing of the expansion and may defer it to coincide with the expiration of particular leases. If we do decide to defer, we will immediately make the space we have kept vacant available for leasing.


RESIDENTIAL SEGMENT

                                                Year Ended October 31,
                                                2001             2000
                                                ----             ----

      Rental Revenue                       $     6,726      $     6,353

      Operating Expenses                         3,024            2,834
                                           -----------      -----------

      Net Operating Income                 $     3,702      $     3,519
                                           ===========      ===========

      Recurring Capital Improvements       $       479      $       342
                                           ===========      ===========

Residential revenue increased 5.9% to $6.7 million from $6.4 million last year. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For the year ended 10/31/01, average occupancy was 94.4% and average monthly apartment rents were $892. This compares to last year's average occupancy of 93.4% and average monthly rents were $844. Average monthly rents at 10/31/01 were $946. If these current average monthly rents and current occupancy hold, approximately $390,000 will be added to revenues over the next fiscal year. However, we are finding that the economic downturn is causing increased resistance to rental increases, and may, over the next six months result in higher vacancies than we have experienced over the past three years. For instance, a 1% decline in annual average occupancy results in a $65,400 decline in revenues.

During the year ended 10/31/01 Residential operating expenses increased 6.7% to $3.0 million from $2.8 million over last year. The principal causes were higher utility costs. The higher utility costs resulted from a combination of higher utility rates and a colder winter than last year. As a percentage of revenue, operating costs were about flat at 44.9% this year compared to 44.6% last year.

Capital improvements this year increased by $137,000 over last year. The increase resulted from major apartment renovation programs at two of our apartment communities to maintain their competitiveness in their markets. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties.

We own 20 +/- acres of undeveloped land in Rockaway, NJ, and have received building plan approval from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investment. Through 10/31/01 approximately $251,000 of pre-construction development costs have been expended and deferred.

NET INVESTMENT INCOME

Net investment income is principally interest earned from our investments in Government Agency Bonds, and an Institutional Money Market fund, and from advances (now repaid) to related parties for the sale to them of a 25% interest in S&A Commercial Associates LP (which owns Olney). Earnings received from these sources for the last two fiscal years are as follows:

                                                Year Ended October 31,
                                              ----------------------------
                                                  2001          2000
                                                  ----          ----

             Government Agency Bonds And
              Institutional Money Market:
               Interest Income                 $      632    $      849
               Realized Losses                                      (68)
             Related Party Loans                       48            49
             Other                                      3             4
                                               ----------    ----------
                                               $      683    $      834
                                               ==========    ==========


As a result of the lower interest rate environment over the course of this fiscal year than existed at the beginning of our fiscal year, $9 million of Government Agency Bonds were called. The one remaining $500,000 bond as at October 31, 2001, was called on 11/17/01. All proceeds from the redemptions have been invested in an institutional money market fund. As a result of the redemptions, our annualized yield has been reduced as of 10/31/01 to approximately 2.9% from 6.5% at the end of our last fiscal year. These interest rate yield reductions coupled with the repayment of the related party loan is expected to result in lower Net Investment Income over the up-coming fiscal year than this past year. (See "FINANCING COSTS" below for partial offsetting benefits.)

EQUITY IN INCOME OF AFFILIATE

FREIT's share of earnings of its 40% owned affiliate, Westwood Hills LLC, which owns a 210 unit apartment community in Westwood, NJ, increased 9.8% to $190,000 from $173,000 last year. The increase is principally attributable to average monthly rents increasing 6.4% to $1,227 from $1,153 last year. Average monthly rents as at 10/31/01 were $1,267. Average occupancy over the year was 97.4% compared to 97.8% last year. Cash distributions we received from our affiliate this year and last year were $224,000 and $231,000 respectively.

FINANCING COSTS

Financing Costs for the year increased 3.7% to $5.4 million from $5.2 million last year. The increase is wholly attributable to the Olney financing costs. Olney was acquired on March 29, 2000, and was included in operations for only seven months last year. The increase attributable to Olney of $256,000 was partially offset by reduced interest costs at the Same Properties as a result of lower mortgage balances from normal loan amortization. In addition FREIT's $10.9 million floating rate mortgage benefited from the lower interest rate environment this year compared to last year (interest charged on this loan was 5.25% at 10/31/01 compared to 8.03% at 10/31/00..

GENERAL ADMINISTRATIVE EXPENSES

Our G & A expenses increased to $539,000 from $365,000 last year. Included in this year's expense was a charge for $114,000, which represents expenses in connection with the abandonment of a property acquisition we felt, should no longer be pursued under the current purchase structure. Legal fees increased approximately $35,000, principally in connection with SEC reporting matters; and we made a $5,000 contribution to NJ victims of the September 11th events.


DEPRECIATION

Depreciation expense this year increased 11.4% to $2.2 million compared to $2.0 million last year. Most all of this increase is primarily attributable to Olney being included in operations for a full year this year and only seven months last year.

Results of Operations:
Fiscal Years ended October 31, 2000 and 1999

Acquisition
On March 29, 2000, FREIT acquired the Olney Town Center ("Olney"), in Olney, MD. Olney is a 98,800 sq. ft. neighborhood shopping center with expansion potential to 131,000 sq. ft. The center is 91.5% occupied. The shopping center is situated on approximately 13 acres of land. Approximately 11 acres are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple.

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

FREIT has agreed in principal to sell, as of March 29, 2000, a 25% interest in S and A to a group consisting principally of employees of Hekemian on the same basis and cost to FREIT. The accompanying financial statements include the operations of Olney since the acquisition date which are summarized as follows:

                                          Period From          % Of
                                            3/29/00        Consolidated
                                               To           Year Ended
                                            10/31/00         10/31/00
                                         ---------------   --------------
Selected Income Statement Data:
Revenues                                        $ 1,291             7.1%

Operating Expenses                                  384             6.2%
Financing Costs                                     567            11.0%
Depreciation                                        218            11.0%
Minority Interest                                    31           103.3%
                                         ---------------   --------------
              Total Expenses                      1,200             9.0%
                                         ---------------   --------------
Net Earnings                                       $ 91             1.9%
                                         ===============   ==============

Earnings Per Share                               $ 0.06             1.9%
                                         ===============   ==============



Revenues
For the fiscal year ended October 31, 2000 ("Fiscal 2000"), total revenues increased $2,431,000 (15.4%) to $18,158,000 from $15,727,000 for fiscal ended
October 31, 1999 ("Fiscal 1999"). $2,110,000 or 86.9% of this increase is attributable to revenues from real estate operations. The balance of the revenue increase is from FREIT's share of the earnings from its affiliate ($226,000) and from increased investment income ($92,000).

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

Net Investment Income: Net investment income, which is principally derived from FREIT's investment in marketable securities (U.S. Treasury Notes and Government Agency bonds), and money market funds, increased 12.4% to $834,000.

Earnings From 40% Owned Affiliate: Equity in Earnings of FREIT's 40% owned affiliate, Westwood Hills L.L.C. was $173,000 for Fiscal 2000 compared to a loss of $52,000 for Fiscal 1999. This positive swing of $225,000 resulted from an 8% increase in the affiliate's NOI (Net Income before depreciation and debt service), and the non-reoccurrence of mortgage refinancing costs of $440,000 incurred during Fiscal 1999.

Expenses:
For Fiscal 2000 overall expenses increased $1,387,000 (11.5%) to $13,399,000 from $12,012,000 for Fiscal 1999. The principal areas of increase and percentage increase were in the following areas: Real estate operations $271,000 (8.2%), real estate taxes $265,000 (13.8%), financing costs $545,000 (11.8%), and depreciation $272,000 (15.9%). The inclusion of Olney's operations during Fiscal 2000 accounted for $1,200,000 (87%) of the overall expense increase - see table above for the amount and % of the categories attributed to Olney. Administrative costs declined 15.3% in Fiscal 2000.

Net Income:
Net Income for Fiscal 2000 increased 28.1% to $4,759,000 ($.77 per share) compared to $3,715,000 ($.60 per share) for Fiscal 1999. The earnings component increases during Fiscal 2000 over Fiscal 1999 are as follows:


                                                Current Year
                                                  Changes
                                             ------------------

              Real Estate Operations               $ 1,203,000
              Net Investment Income                     93,000
              Equity in Income of Affiliate            225,000
              Financing Costs                         (545,000)
              Administrative Costs                      67,000
                                             ------------------
                                                   $ 1,043,000
                                             ==================



The increase in Net Income from Real Estate Operations is attributable to a 2.1% increase at FREIT's residential properties and a 22.4% increase at the Retail properties. The increase in Net Income at the Retail properties is principally attributable to the inclusion of Olney and increased occupancy at Franklin Crossing.

FUNDS FROM OPERATIONS ("FFO")

FFO is considered by many as a standard measurement of a REIT's performance. We compute FFO as follows (in thousands of dollars):


                                                 Year Ended
                                          -----------------------
                                           10/31/01      10/31/00
                                           --------      --------
     Net Income                           $   4,700     $   4,759
     Depreciation - Real Estate               2,215         1,988
     Amortization of Deferred Mtg. Costs        126           111
     Deferred    Rents                         (415)         (436)
     Capital Improvements - Apartments         (479)         (342)
     Project abandoned                          114
     Minority Interest                           85            31
     Other                                       61           104
                                         --------------------------
            Total FFO                     $   6,407     $   6,215
                                         ==========================


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

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities increased 3.8% this year to $6.4 million compared to $6.2 million last year. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (95% of taxable income for fiscal year 2001 and 90% of taxable income thereafter).

As at 10/31/01 we had cash, cash equivalents, and marketable securities totaling $13.7 million compared to $12.4 million at 10/31/00. These funds are available for construction, property acquisitions, and general needs.

As described in the segment analysis above, we are planning the expansion of Olney and the construction of apartment rental units in Rockaway, NJ. The total capital required for these two projects is estimated at $25.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment. At 10/31/01 FREIT's aggregate outstanding mortgage debt was $69.4 million. Approximately $58.4 million bears a fixed weighted average interest rate of 7.511%, and an average life of approximately 9.2 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets every 90 days. This mortgage note is due in March 2002, but can be extended for one year. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                                 Year   $ Millions
                                        ----------
                                 2002   $ 10.9
                                 2005   $  6.6
                                 2007   $ 15.7
                                 2010   $  9.2
                                 2013   $ 17.5

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2001 and 2000:


                                  October 31,        October 31,
            (In Millions)             2001              2000
            -------------             ----              ----

            Fair Value               $71.7              $71.0
            Carrying Value           $69.3              $70.2

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a one percent interest rate increase would reduce the Fair Value of our debt by $3.3 million, and a one percent decrease would increase the Fair Value by $3.0 million.

Additionally, we have exposure on our floating rate debt. A one percent change in rates, up or down, will decrease or increase income and cash flow by $109,200.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudentially be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

$14 Million Line of Credit - During the fourth quarter FREIT reached an agreement in principle with a financial institution on the terms for a $14 million, two-year revolving line of credit. Interest rates on draws will be 175 basis points over our choice of the 30, 60, or 90-day LIBOR rate and will reset at the end of every rate renewal period. The line of credit will be secured by mortgages on several of our un-leveraged (debt free) properties. While we feel this line of credit will be formalized shortly, it is subject to the lenders satisfaction of appraisals, title searches, and environmental reports. While the line of credit may shortly be formalized, we do not expect to draw down on this line in the short term. We plan to use it opportunistically, for future acquisitions and/or development opportunities.

Distributions to Shareholders
Since its inception in 1961, FREIT has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex operational requirements including that we must distribute to our shareholders at least 95% (ninety percent (90%) for taxable years beginning after 2000) of our REIT taxable income. We anticipate making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, we generally intend to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code.

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year's net income and taxable income. The following tables list the quarterly dividends paid or declared for the three most recent fiscal years and the percent the dividends were of taxable income. Per share amounts have been adjusted to reflect the one-for-one share dividend paid on October 18, 2001.


  ----------------------------------------------------------
                                     Fiscal
                      --------------------------------------
                        2001          2000          1999
  ------------------------------  ------------  ------------
  First Quarter          $ 0.30        $ 0.25        $ 0.20
  ------------------------------  ------------  ------------
  Second Quarter         $ 0.30        $ 0.25        $ 0.20
  ------------------------------  ------------  ------------
  Third Quarter          $ 0.30        $ 0.25        $ 0.20
  ------------------------------  ------------  ------------
  Fourth Quarter         $ 0.48       $ 0.575       $ 0.525
  ------------------------------  ------------  ------------
  Total for Year         $ 1.38       $ 1.325       $ 1.125
  ------------------------------  ------------  ------------





                                        ($000)                Dividends
                                 ---------------------        as a % of
                                   Total       Taxable         Taxable
               Per Share         Dividends     Income          Income
      -----------------------------------------------------------------
          2001       $  1.38      $ 4,305      $ 4,120          100.4%
      -----------------------------------------------------------------
          2000       $ 1.325      $ 4,133      $ 4,122          100.3%
      -----------------------------------------------------------------
          1999       $ 1.125      $ 3,509      $ 3,332          105.3%
      -----------------------------------------------------------------

INFLATION

Inflation can impact the financial performance of FREIT in various ways. Our retail tenant leases normally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT. Apartment leases are normally for a one-year term, which may allow us to seek increased rents as leases renew or when new tenants are obtained.


ACQUISITION

FREIT anticipates it will become the Managing Member and hold a 40% interest in a joint venture to be formed (to the satisfaction of the parties) for the acquisition of a 320,000 Sq. Ft. neighborhood shopping center in Northern NJ. Total acquisitions costs will approximate $33 million. We and our joint venture partner, an LLC that will consist primarily of employees of Hekemian (see "Management Agreement" below), are currently involved in our due-diligence review and reviewing acquisition financing alternatives. If the due-diligence review proves satisfactory, the purchase will close sometime during the first half of the year 2002. Depending on the mortgage acquisition financing alternative selected FREIT's 40% equity participation will be between $3.2 million and $4.2 million. These funds will be provided from FREIT's money market investments.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" and "Retail and Residential Segment" above.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT and of its affiliate, Westwood Hills, are submitted as a separate section of this Annual Report. See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

ITEM 9     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference to FREIT's definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the end of FREIT's fiscal year covered by this Annual Report. Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning FREIT's trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2002.

The information concerning FREIT's executive officers required by this item is set forth in Item 4A of Part I of this Annual Report under the caption "Executive Officers of FREIT."

ITEM 11:   EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2002.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2002.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2002.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements of Registrant and of Registrant's  Affiliate,  Westwood
Hills:

     (i) Reports of Independent  Public  Accountants for Registrant,  J.H. Cohn
     LLP

     (ii) Balance Sheets as of October 31, 2001 and 2000

     (iii) Statements of Income and Undistributed Earnings for the years ended October 31, 2001, 2000 and 1999 for Registrant and Statements of Income and Members' Equity for the years ended October 31, 2001, 2000 and 1999 for Westwood Hills

     (iv) Statements of Cash Flows for the years ended October 31, 2001, 2000 and 1999.

     (v) Notes to Financial Statements



     Financial Statement Schedules:

     (i) Supplementary Income Statement Information.

     (ii) Real Estate and Accumulated Depreciation.

     Exhibits:

See Index to Exhibits immediately following the Financial Statements.

(b) Reports on Form 8-K:

          On October 2, 2001 FREIT filed a Report on Form 8-K, which is incorporated herein by reference, reporting a one-for-one Share split in the form of a dividend.

 (c) Exhibits:

          See Index to exhibits.

(d) Financial Statement Schedules:

          See Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     First Real Estate Investment Trust
                                     of New Jersey

Dated: January 28, 2002              By:/s/Robert S. Hekemian
                                     ------------------------------
                                     Robert S. Hekemian, Chairman of
                                     the Board and Chief Executive
                                     Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:







        Signature                          Title                         Date
        ---------                          -----                         ----
/s/ Robert S. Hekemian     Chairman of the Board, Chief Executive
------------------------      Officer and Trustee (Principal
Robert S. Hekemian       Executive and financial / accounting Officer)

/s/Donald W. Barney                       Trustee
------------------------
Donald W. Barney

/s/John B. Voskian                        Trustee
------------------------
John B. Voskian

/s/ Herbert C. Klein                      Trustee
------------------------
Herbert C. Klein

/s/ Ronald J. Artinian                    Trustee
------------------------
Ronald J. Artinian

/s/ Alan L. Aufzien                       Trustee
------------------------
Alan L. Aufzien

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                        INDEX TO FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))
                -------------------------------------------------

                                                                     PAGE
                                                                     ----
(A)      FINANCIAL STATEMENTS OF REGISTRANT:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                F-2

             CONSOLIDATED BALANCE SHEETS
                OCTOBER 31, 2001 AND 2000                            F-3

             CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE
             INCOME AND UNDISTRIBUTED EARNINGS
                YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999          F-4

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999          F-5/6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-7/18

(B)      FINANCIAL STATEMENTS OF AFFILIATE:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                F-19

             BALANCE SHEETS
                OCTOBER 31, 2001 AND 2000                            F-20

             STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY
             (DEFICIENCY)
                YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999          F-21

             STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999          F-22

             NOTES TO FINANCIAL STATEMENTS                           F-23/24

(C)      FINANCIAL STATEMENT SCHEDULES:

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

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiary


We have audited the accompanying consolidated balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY as of October 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, undistributed earnings and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey and Subsidiary as of October 31, 2001 and 2000, and their results of operations and cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above included the information in Schedules X and XI which present fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.



                                                        /s/ J.H. Cohn
                                                        -------------
                                                        J.H. Cohn LLP


Roseland, New Jersey
November 21, 2001

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS
                                             OCTOBER 31, 2001 AND 2000



                                                     ASSETS                       2001           2000
                                                     ------                       ----           ----
                                                                                     (In Thousands
                                                                                       of Dollars)

Real estate and equipment, at cost, net of accumulated
  depreciation                                                                  $76,955        $78,038
Investments in marketable securities                                                500          9,451
Cash and cash equivalents                                                        13,187          2,925
Due from related party                                                                           1,066
Tenants' security accounts                                                          873            766
Sundry receivables                                                                2,512          1,794
Prepaid expenses and other assets                                                 1,262          1,361
Deferred charges, net                                                             1,206          1,380
                                                                                -------        -------

           Totals                                                               $96,495        $96,781
                                                                                =======        =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgages payable                                                             $69,354        $70,214
  Accounts payable and accrued expenses                                             819            854
  Cash distributions in excess of investment in affiliate                           386            352
  Dividends payable                                                               1,497          1,794
  Tenants' security deposits                                                      1,219          1,073
  Deferred revenue                                                                  322            303
                                                                                -------        -------
           Total liabilities                                                     73,597         74,590
                                                                                -------        -------

Minority interest                                                                 1,310          1,047
                                                                                -------        -------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest without par value; 4,000,000
    shares authorized; 3,119,576 shares issued and outstanding                   19,314         19,314
  Undistributed earnings                                                          2,274          1,879
  Accumulated other comprehensive income (loss)                                                    (49)
                                                                                -------        -------
           Total shareholders' equity                                            21,588         21,144
                                                                                -------        -------

           Totals                                                               $96,495        $96,781
                                                                                =======        =======



See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND UNDISTRIBUTED EARNINGS
                                    YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                   INCOME                           2001           2000           1999
                                   ------                          -------        -------        -------
                                                                        (In Thousands of Dollars,
                                                                        Except per Share Amounts)
Revenue:
    Rental income                                                  $15,805        $14,575        $13,083
    Reimbursements                                                   2,508          2,179          1,750
    Equity in income (loss) of affiliate                               190            173            (52)
    Net investment income                                              683            834            742
    Sundry income                                                      348            397            204
                                                                   -------      ---------        -------
        Totals                                                      19,534         18,158         15,727
                                                                   -------      ---------        -------
Expenses:
    Operating expenses                                               4,043          3,315          3,118
    Management fees                                                    771            697            623
    Real estate taxes                                                2,348          2,187          1,922
    Interest                                                         5,356          5,165          4,620
    Depreciation                                                     2,215          1,988          1,716
    Minority interest                                                   85             31
                                                                   -------      ---------        -------
        Totals                                                      14,818         13,383         11,999
                                                                   -------      ---------        -------
Income before state income taxes                                     4,716          4,775          3,728
Provision for state income taxes                                        16             16             13
                                                                   -------      ---------        -------

Net income                                                         $ 4,700        $ 4,759        $ 3,715
                                                                   =======        =======        =======

Basic earnings per share                                             $1.51          $1.53          $1.19
                                                                     =====          =====          =====

Diluted earnings per share                                           $1.50          $1.53          $1.19
                                                                     =====          =====          =====

Basic weighted average shares outstanding                            3,120          3,120          3,120
                                                                     =====          =====          =====

Diluted weighted average shares outstanding                          3,133          3,120          3,120
                                                                     =====          =====          =====

                         COMPREHENSIVE INCOME
                         --------------------

Net income                                                         $ 4,700        $ 4,759        $ 3,715
                                                                   -------      ---------        -------

Other comprehensive income (loss):
    Unrealized holding gains (losses) on marketable securities          49            (70)           (47)
    Reclassification adjustment for losses included in
        net income                                                                     68
                                                                   -------      ---------        -------
Other comprehensive income (loss)                                       49             (2)           (47)
                                                                   -------      ---------        -------

Comprehensive income                                               $ 4,749        $ 4,757        $ 3,668
                                                                   =======        =======        =======

                         UNDISTRIBUTED EARNINGS
                         ----------------------

Balance, beginning of year                                         $ 1,879        $ 1,253        $ 1,048
Basic net income                                                     4,700          4,759          3,715
Less dividends                                                      (4,305)        (4,133)        (3,510)
                                                                   -------      ---------        -------

Balance, end of year                                               $ 2,274        $ 1,879        $ 1,253
                                                                   =======        =======        =======

Dividends per share                                                  $1.38          $1.33          $1.13
                                                                     =====          =====          =====



See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                    2001           2000           1999
                                                                   -------        -------        -------
                                                                        (In Thousands of Dollars)
Operating activities:
    Net income                                                     $ 4,700        $ 4,759        $ 3,715
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                2,445          2,182          1,878
        Equity in (income) loss of affiliate                          (190)          (173)            52
        Deferred revenue                                                19            (99)           147
        Minority interest                                               85             31
        Realized loss on marketable securities                                         68
        Write-off of abandoned property                                114
        Changes in operating assets and liabilities:
           Tenants' security accounts                                 (107)             5            (19)
           Sundry receivables, prepaid expenses and other assets      (774)        (1,030)          (429)
           Accounts payable and accrued expenses                       (35)           351            102
           Tenants' security deposits                                  146             73             31
                                                                   -------        -------        -------
             Net cash provided by operating activities               6,403          6,167          5,477
                                                                   -------        -------        -------

Investing activities:
    Capital expenditures                                            (1,132)          (937)          (536)
    Distributions from affiliate                                       224            231          2,160
    Purchase of marketable securities                                                            (14,500)
    Proceeds from sale of marketable securities                      9,000          4,932
    Repayment from affiliate                                                                         100
    Acquisition of partnership interest                                            (4,728)
    Good faith deposits                                                (15)
                                                                   -------        -------        -------
             Net cash used in investing activities                   8,077           (502)       (12,776)
                                                                   -------        -------        -------

Financing activities:
    Dividends paid                                                  (4,602)        (3,977)        (3,307)
    Received from sale of 25% minority interest in Olney             1,066
    Capital contributions by minority interest                         178
    Net proceeds from mortgage refinancing                                                         3,671
    Proceeds from mortgage borrowings                                                              9,275
    Repayment of mortgages                                            (860)          (777)          (728)
    Deferred mortgage costs                                                           (69)          (322)
                                                                   -------        -------        -------
             Net cash provided by (used in) financing activities    (4,218)        (4,823)         8,589
                                                                   -------        -------        -------

Net increase in cash and cash equivalents                           10,262            842          1,290
Cash and cash equivalents, beginning of year                         2,925          2,083            793
                                                                   -------        -------        -------

Cash and cash equivalents, end of year                             $13,187        $ 2,925        $ 2,083
                                                                   =======        =======        =======

Supplemental disclosure of cash flow data:
    Interest paid                                                  $ 5,230        $ 5,053        $ 4,530
                                                                   =======        =======        =======

    Income taxes paid                                              $    16        $    16        $    13
                                                                   =======        =======        =======


         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999



Supplemental schedule of noncash investing and financing activities:
     Dividends declared but not paid amounted to $1,497,000, $1,794,000 and $1,638,000 in 2001, 2000 and 1999, respectively.

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

          The Trust is subject to Federal income tax on undistributed taxable income and capital gains. The Trust may make an annual election under
          Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 2001, 2000 and 1999, the Trust made such an election.

     Principles of consolidation:
          The consolidated financial statements include the accounts of the Trust and, subsequent to March 29, 2000, its 75%-owned subsidiary, S and A Commercial Associates Limited Partnership ("S and A"). The consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by the Trust reflected as "minority interest", a group consisting principally of employees of Hekemian & Co., Inc. ("Hekemian"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of estimates:
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies (concluded):
     Cash and cash equivalents:
          Financial instruments which potentially subject the Trust to concentrations of credit risk consist primarily of cash and cash
          equivalents.   The  Trust  considers  all  highly  liquid  investments
          purchased with a maturity of three months or less to be cash equivalents. The Trust maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 2001, such cash and cash equivalent balances exceeded Federally insured limits by approximately $9,233,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

     Depreciation:
          Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

     Deferred charges:
          Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $126,000, $112,000 and $90,000 in 2001, 2000 and 1999,
          respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

     Advertising:
          The Trust expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $47,000 in 2001 and $58,000 in both 2000 and 1999.

     Earnings per share:
          The Trust has presented "basic" and "diluted" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

     Recent accounting pronouncements:

          The Financial Accounting Standards Board has issued certain pronouncements as of October 31, 2001 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will effect any financial accounting measurements or disclosures the Trust will be required to make.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Investment in affiliate:

          The Trust is a 40% member of WHLLC, a limited liability company that is managed by Hekemian, a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of WHLLC are either trustees of the Trust or their families or officers of Hekemian. WHLLC owns a residential apartment complex located in Westwood, New Jersey.

          Summarized financial information of WHLLC as of October 31, 2001 and 2000 and for each of the three years in the period ended October 31, 2001 is as follows:

                                                                      2001        2000
                                                                     -------    -------
                                                                       (In Thousands
                                                                         of Dollars)
          Balance sheet data:
              Assets:
                 Real estate and equipment, net                      $13,806    $13,942
                 Other                                                   676        756
                                                                     -------    -------

                       Total assets                                  $14,482    $14,698
                                                                     =======    =======

              Liabilities and members' deficiency:
                 Liabilities:
                    Mortgage payable (A)                             $14,996    $15,185
                    Other                                                455        398
                                                                     -------    -------
                       Totals                                         15,451     15,583
                                                                     -------    -------

                 Members' deficiency:
                    Trust                                               (386)      (352)
                    Others                                              (583)      (533)
                                                                     -------    -------
                       Totals                                           (969)      (885)
                                                                     --------    ------

                       Total liabilities and members' deficiency     $14,482    $14,698
                                                                     =======    =======

          (A) The chairman of the Trust, who is also a member of WHLLC, has personally guaranteed the mortgage in certain limited circumstances. The Trust and the other members of WHLLC have indemnified the chairman to the extent of their ownership percentage in WHLLC with respect to this guarantee.

                                                                      2001            2000          1999
                                                                     ------          ------        ------
                                                                           (In Thousands of Dollars)
          Income statement data:
              Rental revenue                                         $3,035          $2,863        $2,728
              Rental expenses                                         2,559           2,430         2,415
                                                                     ------          ------        ------

              Income from rental operations                             476             433           313

              Prepayment penalty on mortgage refinancing                                             (442)
                                                                     -------         ------        ------

              Net income (loss)                                      $  476          $  433        $ (129)
                                                                     ======          ======        ======

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Investments in marketable securities:

          At October 31, 2001 and 2000, the Trust's investment in marketable debt securities, all of which were classified as available for sale, consisted of government agency bonds. The maturities for all securities held at October 31, 2001 and 2000 are as follows:

                                                  2000                            2001
                                       -------------------------        --------------------------
                                                       (In Thousands of Dollars)
                                        Amortized                        Amortized
                                           Cost        Fair Value           Cost        Fair Value
                                       -------------   ----------       -------------   ----------
           One to five years                                               $9,000         $8,978
           Five to ten years               $500           $500                500            473
                                           ----           ----             ------         ------

                Totals                     $500           $500             $9,500         $9,451
                                           ====           ====             ======         ======


Note 4 - Real estate and equipment:
          Real estate and equipment consists of the following:

                                                       Range of
                                                      Estimated
                                                     Useful Lives        2001           2000
                                                     ------------        ----           ----
                                                                           (In Thousands
                                                                             of Dollars)

           Land                                                        $23,831        $23,831
           Unimproved land                                               2,636          2,384
           Apartment buildings                        7-40 years        11,464         11,045
           Commercial buildings/shopping centers     15-50 years        57,443         56,510
           Construction in progress                                        263            795
           Equipment                                  3-15 years           642            582
                                                                       -------        -------
                                                                        96,279         95,147
           Less accumulated depreciation                                19,324         17,109
                                                                       -------        -------

                Totals                                                 $76,955        $78,038
                                                                       =======        =======

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Mortgages payable:

          Mortgages payable consist of the following:

                                                                         2001        2000
                                                                         ----        ----
                                                                           (In Thousands
                                                                             of Dollars)

           Northern Life Insurance Cos. - Frederick, MD (A)            $18,004      $18,319
           National Realty Funding L.C. - Westwood, NJ (B)              10,184       10,306
           Larson Financial Resources, Inc. - Spring Lake, NJ (C)        3,576        3,621
           Fleet Bank - Patchogue, NY (D)                                7,057        7,191
           Larson Financial Resources, Inc. - Wayne, NJ (E)             10,645       10,777
           Larson Financial Resources, Inc. - River Edge, NJ (F)         5,197        5,262
           Larson Financial Resources, Inc. - Maywood, NJ (G)            3,771        3,818
           Fleet Bank - Olney, MD (H)                                   10,920       10,920
                                                                       -------      -------

              Totals                                                   $69,354      $70,214
                                                                       =======      =======

          (A) Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $22,681,000.

          (B) Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $10,945,000.

          (C) Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $487,000.

          (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $10,050,000.

          (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,714,000.

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

          (G) Payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $880,000.

          (H) Interest only is payable monthly at 175 basis points over the 90 day LIBOR rate (an effective rate of 5.25% at October 31, 2001) and resets every 90 days. The mortgage, which is due in March 2002 (and may be extended for one year), is secured by a shopping center in Olney, Maryland having a net book value of $15,406,000.

          Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2001 are as follows:

           Year Ending
            October 31,                                               Amount
            -----------                                               ------
              2002                                                   $11,836
              2003                                                       990
              2004                                                     1,068
              2005                                                     7,627
              2006                                                     1,063

          The fair value of the Trust's long-term debt, which approximates $71,701,000 at October 31, 2001, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Trust for debt of the similar remaining maturities.


Note 6 - Line of credit agreement:

          The Trust had an $8,000,000 revolving line of credit agreement with Fleet (formerly Summit) Bank which expired during May 2000. The Trust is currently negotiating with another financial institution for a $14,000,000 two-year revolving line of credit.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and contingencies:
     Leases:
          Retail tenants:
               The Trust leases retail space having a net book value of approximately $69,143,000 at October 31, 2001 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 2001 are as follows:

                  Year Ending
                   October 31,                                        Amount
                  ------------                                       -------
                      2002                                           $ 8,519
                      2003                                             7,999
                      2004                                             7,345
                      2005                                             6,757
                      2006                                             6,159
                      Thereafter                                      41,845
                                                                     -------
                           Total                                     $78,624
                                                                     =======

               The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

               Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended October 31, 2001 were not material.

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

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Management agreement and related party transactions:

          The properties owned by the Trust are currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $771,000, $697,000 and $623,000 in 2001, 2000 and 1999, respectively. In addition, Hekemian charged the Trust fees and commissions in connection with the acquisitions of the commercial buildings in Olney, Maryland in 2000 and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $472,000, $527,000 and $208,000 in 2001, 2000 and 1999, respectively.


          The Trust earned approximately $48,000 and $49,000 in 2001 and 2000, respectively, on the advance it made in 2000 on behalf of the minority interest in Olney which was repaid in 2001.


Note 9 - Earnings per share:

          Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

          The Trust has adopted the provisions of SFAS 128, which require the presentation of "basic" earnings per share and, if appropriate, "diluted" earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

          In computing diluted earnings per share for each of the three years in the period ended October 31, 2001, the assumed exercise of all of the Trust's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:


                                                   2001             2000             1999
                                                ---------        ---------        ---------
              Basic weighted average shares
              outstanding                       3,119,576        3,119,576        3,119,576
            Shares arising from assumed
              exercise of stock options            13,759
                                                ---------        ---------        ---------

            Dilutive weighted average shares
              outstanding                       3,133,335        3,119,576        3,119,576
                                                =========        =========        =========

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Equity incentive plan:
            On September 10, 1998, the Board of Trustees approved the Trust's Equity Incentive Plan (the "Plan") which was ratified by the Trust's shareholders on April 7, 1999, whereby up to 460,000 of the Trust's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 460,000 shares in the Trust's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of the Trust. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

            Upon ratification of the Plan on April 7,1999, the Trust issued 377,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $15 per share. The options, all of which are outstanding at October 31, 2001, are exercisable through September 2008.

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

            In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 4.27%, expected option lives of ten years, expected volatility of 1.65% and expected dividends of 8.59%, the Trust's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11- Share split:
            On September 26, 2001, the Board of Trustees approved a two-for-one share split in the form of a share dividend. In connection with the share dividend, the Board of Trustees also approved an increase in the authorized number of shares of beneficial interest from 1,790,000 to 4,000,000. Financial information contained herein, including the number of options, has been adjusted to retroactively reflect the impact of the split. The number of shares of beneficial interest issued at October 31, 2001, after giving effect to the split, was 3,119,576 (1,559,788 shares before the split).


Note 12- Deferred fee plan:
            During fiscal 2001, the Board of Trustees adopted a deferred fee plan (the "Plan") for its officers and trustees. Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. The Trust has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2001, approximately $96,000 of fees have been deferred along with accrued interest of approximately $4,000.


Note 13- Segment information:
            SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

            The Trust has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers and are managed separately because each requires different operating strategies and management expertise. The retail segment contains six separate properties and the residential segment contains eight properties. The accounting policies of the segments are the same as those described in Note 1.

            The chief operating decision-making group of the Trust's retail segment, residential segment and corporate/other is comprised of the Trust's Executive Committee of the Board of Trustees.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Segment information (concluded):

            The Trust assesses and measures segment operating results based on net operating income ("NOI"). NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation and financing costs. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

            Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2001. Asset information is not reported since the Trust does not use this measure to assess performance.

                                                                     2001               2000               1999
                                                                   -------            -------            -------
                                                                              (in Thousands of Dollars)
                    Real estate rental revenue:
                         Retail                                    $11,522            $10,338            $ 8,472
                         Residential                                 6,726              6,353              6,167
                                                                   -------            -------            -------
                             Totals                                 18,248             16,691             14,639
                                                                   -------            -------            -------

                    Real estate operating expenses:
                         Retail                                      3,617              3,015              2,526
                         Residential                                 3,024              2,834              2,717
                                                                   -------            -------            -------
                             Totals                                  6,641              5,849              5,243
                                                                   -------            -------            -------

                    Net operating income:
                         Retail                                      7,905              7,323              5,946
                         Residential                                 3,702              3,519              3,450
                                                                   -------            -------            -------

                             Totals                                $11,607            $10,842            $ 9,396
                                                                   =======            =======            =======

                    Recurring capital improvements -
                         residential                               $   479            $   342            $   261
                                                                   =======            =======            =======

                    Reconciliation to consolidated net
                         income:
                         Segment NOI                               $11,607            $10,842            $ 9,396
                         Deferred rents - straight lining              415                436                399
                         Net investment income                         683                834                742
                         Other income                                                      23
                         Equity in income (loss) of affiliate          190                173                (52)
                         General and administrative expenses          (539)              (365)              (434)
                         Depreciation                               (2,215)            (1,988)            (1,716)
                         Financing costs                            (5,356)            (5,165)            (4,620)
                         Minority interest                             (85)               (31)
                                                                   -------            -------            -------

                    Net income                                     $ 4,700            $ 4,759            $ 3,715
                                                                   =======            =======            =======

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 14- Quarterly data (unaudited):

            The following summary represents the results of operations for each quarter for the years ended October 31, 2001 and 2000 (in thousands, except per share data):


                                                          Quarter Ended
                                             ----------------------------------------
                                             31-Jan     30-Apr     31-Jul     31-Oct
                                             ------     ------     ------     ------
         2001
         Revenue                             $ 4,818    $ 4,793    $ 5,036    $ 4,887
         Expenses                              3,701      3,832      3,590      3,711
                                             -------    -------    -------    -------
          Net Income                         $ 1,117    $   961    $ 1,446    $ 1,176
                                             -------    -------    -------    -------
         Earnings per Share (1):
          Basic                              $  0.36    $  0.31    $  0.47    $  0.38
           Diluted                              0.36       0.31       0.46       0.37
         Dividends per share (1)                0.30       0.30       0.30       0.48


                                                           Quarter Ended
                                             ----------------------------------------
                                             31-Jan     30-Apr     31-Jul     31-Oct
                                             ------     ------     ------     ------
         2000
         Revenue                             $ 4,138    $ 4,280    $ 4,892    $ 4,848
         Expenses                              3,183      3,226      3,483      3,507
                                             -------    -------    -------    -------
          Net Income                         $   955    $ 1,054    $ 1,409    $ 1,341
                                             -------    -------    -------    -------
         Earnings per Share (1):
          Basic                              $  0.31    $  0.34    $  0.45    $  0.43
           Diluted                              0.31       0.34       0.45       0.43
         Dividends per share (1)                0.25       0.25       0.25       0.58

            (1)Per share  amounts  prior to October 18, 2001,  the date that the one-for-one share distribution was made, have been adjusted to reflect the share distribution

            (2)The sum of  quarterly  earnings  per share may differ from annual earnings per share due to rounding


Note 15- Acquisition:

               The Trust is in the process of finalizing a 40% managing member interest in a joint venture to be formed with a group consisting principally of employees of Hekemian. The purpose of this joint venture is the acquisition of a 320,000 square foot shopping center in Northern New Jersey for approximately $33,000,000. The Trust and its joint venture partner are currently completing its due diligence. If the due diligence process proves satisfactory, it is anticipated the acquisition will close sometime during the first half of the year ending October 31, 2002.



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members
Westwood Hills, LLC


We have audited the accompanying balance sheets of WESTWOOD HILLS, LLC as of October 31, 2001 and 2000, and the related statements of operations and members' equity (deficiency) and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Hills, LLC as of October 31, 2001 and 2000, and its results of operations and cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ J.H. Cohn
                                                    -------------
                                                    J.H. Cohn LLP


Roseland, New Jersey
November 21, 2001

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                                 BALANCE SHEETS
                            OCTOBER 31, 2001 AND 2000



                                     ASSETS                                    2001           2000
                                     ------                                    ----           ----
                                                                                  (In Thousands
                                                                                    of Dollars)

Real estate, at cost, net of accumulated depreciation of $2,339,000
     and $2,008,000                                                          $13,669        $13,829
Equipment, at cost, net of accumulated depreciation of $108,000 and
     $79,000                                                                     137            113
Cash                                                                              20            142
Tenants' security accounts                                                       367            321
Prepaid expenses and other assets                                                128            119
Deferred charges, net                                                            161            174
                                                                             -------        -------

         Totals                                                              $14,482        $14,698
                                                                             =======        =======


                       LIABILITIES AND MEMBERS' DEFICIENCY
                       -----------------------------------

Liabilities:
     Mortgage payable                                                        $14,996        $15,185
     Accounts payable and accrued expenses                                        87             67
     Tenants' security deposits                                                  368            331
                                                                             -------        -------
         Total liabilities                                                    15,451         15,583

Members' deficiency                                                             (969)          (885)
                                                                             -------        -------


         Totals                                                              $14,482        $14,698
                                                                             =======        =======






See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

            STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY (DEFICIENCY)
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                  OPERATIONS                        2001          2000        1999
                                  ----------                        ----          ----        ----
                                                                       (In Thousands of Dollars)

Revenue:
     Rental income                                                 $3,014       $2,847       $2,703
     Sundry income                                                     21           16           25
                                                                   ------       ------       ------
         Totals                                                     3,035        2,863        2,728
                                                                   ------       ------       ------

Expenses:
     Operating expenses                                               676          566          583
     Management fees                                                  151          144          135
     Real estate taxes                                                348          334          325
     Interest                                                       1,024        1,036        1,033
     Depreciation                                                     360          350          339
                                                                   ------       ------       ------
         Totals                                                     2,559        2,430        2,415
                                                                   ------       ------       ------

Income from rental operations                                         476          433          313

Prepayment penalty on mortgage refinancing                                                     (442)
                                                                   ------       ------       ------

Net income (loss)                                                     476          433         (129)


                          MEMBERS' EQUITY (DEFICIENCY)
                          ----------------------------

Balance, beginning of year                                           (885)        (738)       4,791

Less distributions                                                   (560)        (580)      (5,400)
                                                                   ------       ------       ------


Balance, end of year                                               $ (969)      $ (885)      $ (738)
                                                                   ======       ======       ======







See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                    2001         2000         1999
                                                                    ----         ----         ----
                                                                       (In Thousands of Dollars)

Operating activities:
     Net income (loss)                                             $  476       $  433       $ (129)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                373          364          398
         Changes in operating assets and liabilities:
              Tenants' security accounts                              (46)         (19)         (18)
              Prepaid expenses and other assets                        (9)          17          (30)
              Accounts payable and accrued expenses                    20           (7)          33
              Tenants' security deposits                               37           27           19
                                                                   ------       ------       ------
                  Net cash provided by operating activities           851          815          273
                                                                   ------       ------       ------

Investing activities - capital expenditures                          (224)        (102)        (113)
                                                                   ------       ------       ------

Financing activities:
     Distributions paid                                              (560)        (580)      (5,400)
     Repayments of notes payable - related parties                                             (250)
     Net proceeds from mortgage refinancing                                                   5,475
     Repayment of mortgage                                           (189)        (177)        (138)
     Deferred mortgage costs                                                                   (177)
     Refundable deposit                                                                         465
                                                                   ------       ------       ------
                  Net cash used in financing activities              (749)        (757)         (25)
                                                                   ------       ------       ------

Net increase (decrease) in cash                                      (122)         (44)         135
Cash, beginning of year                                               142          186           51
                                                                   ------       ------       ------

Cash, end of year                                                  $   20       $  142       $  186
                                                                   ======      =======       ======


Supplemental disclosure of cash flow data:
     Interest paid                                                 $1,009       $1,022       $  974
                                                                   ======       ======       ======


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

         Use of estimates:
            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash:
            The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. At October 31, 2001, such cash exceeded Federally insured limits by approximately $25,000. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 2001 and 2000, the Company had no cash equivalents.

         Depreciation:
            Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives ranging from 7 to 40 years.

         Deferred charges:
            Deferred charges consist of mortgage costs which are amortized on the straight-line method by annual charges to operations over the term of the mortgage. Amortization of such costs is included in interest expense and approximated $14,000 in both 2001 and 2000 and $59,000 in 1999.

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

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Real estate:
            Real estate consists of the following:

                                                               2001           2000
                                                               ----           ----
                                                                 (In Thousands
                                                                   of Dollars)

                    Land                                     $ 3,849        $ 3,849
                    Apartment buildings                       12,159         11,988
                                                             -------        -------
                                                              16,008         15,837
                    Less accumulated depreciation              2,339          2,008
                                                             -------        -------

                         Totals                              $13,669        $13,829
                                                             =======        =======


Note 3 - Mortgage payable:
            The mortgage is payable in monthly installments of $99,946 including interest at 6.693% through January 2014 at which time the outstanding balance is due. Principal amounts (in thousands of dollars) due under the above obligation in each of the five years subsequent to October 31, 2001 are as follows:

                    Year Ending
                    October 31,                               Amount
                    -----------                               ------
                     2002                                      $202
                     2003                                       216
                     2004                                       231
                     2005                                       247
                     2006                                       264

            Based on borrowing rates currently available to the Company, the fair value of the mortgage approximates $15,317,000 at October 31, 2001.


Note 4 - Management agreement:
            The apartment complex is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $151,000, $144,000 and $135,000 in 2001, 2000 and 1999, respectively.



                                      * * *

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)


               Column A                     Column B
               --------                     --------

                                        Charged to Costs
                  Item (A)                and Expenses
                  ----           ------------------------------
                                  2001        2000        1999
                                 ------      ------      ------


Maintenance and repairs          $  657      $  357      $  299
                                 ======      ======      ======

Real estate taxes                $2,348      $2,187      $1,922
                                 ======      ======      ======






(A) Amounts for other items were less than 1% of revenue in all years.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                OCTOBER 31, 2001
                            (In Thousands of Dollars)


        Column A                       Column B    Column C                       Column D                      Column E
        --------                       --------    --------                       --------                      --------
                                                                                   Costs
                                                                                Capitalized
                                                      Initial Cost               Subsequent               Gross Amount at Which
                                                       to Company               to Acquisition          Carried at Close of Period
                                               -----------------------  ---------------------------   -----------------------------

                                                            Buildings                                          Buildings
                                      Encum-                  and               Improve-  Carrying               and
Description                          brances      Land    Improvements  Land      ments    Costs      Land   Improvements  Total(1)
-------------                        --------     ----    ------------  ----    --------- --------    ----   ------------  --------
Garden apartments:
    Sheridan Apts., Camden, NJ                  $   117     $   360             $  1,000            $   117  $   1,360      $ 1,477
    Grandview Apts., Hasbrouck
        Heights, NJ                                  22         180                  182                 22        362          384
    Lakewood Apts., Lakewood, NJ                     11         396                  187                 11        583          594
    Hammel Gardens, Maywood, NJ       $ 3,771       313         728                  642                313      1,370        1,683
    Palisades Manor, Palisades
        Park, NJ                                     12          81                   73                 12        154          166
    Steuben Arms, River Edge, NJ        5,197       364       1,773                  472                364      2,245        2,609
    Heights Manor, Spring Lake
        Heights, NJ                     3,576       109         974                  295                109      1,269        1,378
    Berdan Court, Wayne, NJ            10,645       250       2,206                1,915                250      4,121        4,371

Retail properties:
    Franklin Lakes Shopping Center,
        Franklin Lakes, NJ                           29                $3,382      7,520              3,411      7,520       10,931
    Glen Rock, NJ                                    12          36                   35                 12         71           83
    Olney Shopping Center, Olney,
        MD 10,920                                 1,058      14,590                  113              1,058     14,703       15,761
    Patchogue Shopping Center,
        Patchogue, NY                   7,057     2,128       8,818                  (32)             2,128      8,786       10,914
    Westridge Shopping Center,
        Frederick, MD                  18,004     9,135      19,159                  394              9,135     19,553       28,688
    Westwood Shopping Center,
        Westwood, NJ                   10,184     6,889       6,416                  657              6,889      7,073       13,962

Vacant land:
    Franklin Lakes, NJ                              224                  (158)                           66                      66
    Rockaway, NJ                                  1,683                   245               $462      2,390                   2,390
    South Brunswick, NJ                              80                     1                 99        180                     180
                                      -------   -------     -------    ------    -------   -----     ------    -------      -------

           Totals                     $69,354   $22,436     $55,717    $3,470    $13,453    $561    $26,467    $69,170      $95,637
                                      =======   =======     =======    ======    =======    ====    =======    =======      =======


        Column A                          Column F           Column G          Column H          Column I
        --------                          --------           --------          --------          --------
                                                                                 Life
                                                                               Which De-
                                         Accumulated         Date of             Date            preciation
Description                             Depreciation       Construction        Acquired         is Computed
-------------                           -------------     --------------       --------       ---------------
Garden apartments:
    Sheridan Apts., Camden, NJ            $   965               1950             1964            7-40 years
    Grandview Apts., Hasbrouck
        Heights, NJ                           278               1925             1964            7-40 years
    Lakewood Apts., Lakewood, NJ              488               1960             1962            7-40 years
    Hammel Gardens, Maywood, NJ               821               1949             1972            7-40 years
    Palisades Manor, Palisades
        Park, NJ                              116               1935/70          1962            7-40 years
    Steuben Arms, River Edge, NJ            1,362               1966             1975            7-40 years
    Heights Manor, Spring Lake
        Heights, NJ                           924               1967             1971           7-40 years
    Berdan Court, Wayne, NJ                 2,745               1964             1965           7-40 years

Retail properties:
    Franklin Lakes Shopping Center,
        Franklin Lakes, NJ                    663               1963/75/ 9 7     1966          10-50 years
    Glen Rock, NJ                              48               1940             1962          10-31.5 years
    Olney Shopping Center, Olney,
        MD 10,920                             593                                2000          15-39.5 years
    Patchogue Shopping Center,
        Patchogue, NY                         865               1997             1997             39 years
    Westridge Shopping Center,
        Frederick, MD                       6,008               1986             1992          15-31.5 years
    Westwood Shopping Center,
        Westwood, NJ                        3,016               1981             1988          15-31.5 years

Vacant land:
    Franklin Lakes, NJ                                                           1966/93
    Rockaway, NJ                                                                 1964/92/93
    South Brunswick, NJ                                                          1964
                                          -------

           Totals                         $18,892
                                          =======


(1) Aggregate cost is the same for Federal income tax purposes.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (In Thousands of Dollars)




Reconciliation of real estate and accumulated depreciation:

                                                        2001          2000          1999
                                                       ------        ------         ------
Real estate:
      Balance, beginning of year                     $ 94,565       $ 78,040      $ 78,075

      Additions:
            Building and improvements                   1,036         16,495           382
            Carrying costs                                 36             30            49

      Deletions - building and improvements                                           (466)
                                                     --------       --------      --------

      Balance, end of year                           $ 95,637       $ 94,565      $ 78,040
                                                     ========       ========      ========


Accumulated depreciation:
      Balance, beginning of year                     $ 16,726       $ 14,786      $ 13,643

      Additions - charged to operating expenses         2,166          1,940         1,609

      Deletions                                                                       (466)
                                                     --------       --------      --------

      Balance, end of year                           $ 18,892       $ 16,726      $ 14,786
                                                     ========       ========      ========

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY


                                 EXHIBIT INDEX



*3 Amended and Restated Declariation fo Trust of First Real Estate Investment Trust of New Jersey, dated November 7, 1993 as amended on May 31, 1994 and on September 10, 1998.

**4 Form of Specimen Share Certificate, Beneficial Interest in First Real Estate Investment Trust of New Jersey.

**10 Management Agreement, dated December 20, 1961, by and between the Registrant and Hekemian & Co., as amended.

21          Subsidiaries of the Registrant

23          Consent of J.H. Cohn LLP

24          Power of Attorney (filed with signature pages)

* Incorporated by reference to Exhibit No.1 to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 1998.

** Incorporated by reference to Registrant's Annual Report on form 10-K for the fiscal year ended October 31, 1998.