Form 10-Q
period 2002-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2002-03-18
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549



                                           FORM 10-Q



                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended January 31, 2002                Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


               New Jersey                                   22-1697095
-----------------------------------------          --------------------------
  (State or other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)


 505 Main Street, P.O. Box 667, Hackensack, New Jersey             07602
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number, including area code 201-488-6400
                                                            ------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report.


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

--------------------------------------------------------------------------------
                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------
                                      INDEX
                                      -----


Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

a.) Condensed Consolidated Balance Sheets as at January 31, 2002 and October 31, 2001

b.) Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Three Months Ended January 31, 2002 and 2001;

c.) Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2002 and 2001;

d.)  Notes to Condensed Consolidated Financial Statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3: Quantitative and Qualitative Disclosures of Market Risk.

Item 1: Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              January 31,  October 31,
                                                                                 2002        2001
                                                                                 ----        ----
                                                                              (Unaudited) (See Note 1)
                                                                              ----------- ------------
                                                                             (In Thousands of Dollars)
                                                                            -------------------------

                                                  ASSETS
                                                  ------
Real estate and equipment, at cost, net of depreciation                       $76,547      $76,955
Investments in marketable securities                                               --          500
Cash and cash equivalents                                                      13,392       13,187
Tenants' security accounts                                                        807          873
Sundry receivables                                                              2,544        2,512
Prepaid expenses and other assets                                               1,205        1,262
Deferred charges, net                                                           1,170        1,206
                                                                              -------      -------
                                                                              $95,665      $96,495
                                                 Totals                       ======================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------
Liabilities:
   Mortgages payable                                                          $69,093      $69,354
   Accounts payable and accrued expenses                                          645          819
   Cash distributions in excess of earnings and investment in affiliate           335          386
   Dividends payable                                                              936        1,497
   Tenants' security deposits                                                   1,153        1,219
   Deferred revenue                                                               271          322
                                                                              -------      -------
                                           Total liabilities                   72,433       73,597
                                                                              -------      -------

Minority interest                                                               1,242        1,310
                                                                              -------      -------

Commitments and contingencies

Shareholders' equity:
   Shares of beneficial interest without par value:
     4,000,000 shares authorized
        3,119,576 shares issued and outstanding:                               19,314       19,314
   Undistributed earnings                                                       2,676        2,274
                                                                              -------      -------
                                Total shareholders' equity                     21,990       21,588
                                                                              -------      -------

                                        Totals                                $95,665      $96,495
                                                                              =======      =======

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
                           AND UNDISTRIBUTED EARNINGS
                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                                   2002          2001
                                                   ----          ----
                                              (In Thousands of Dollars,
                                               Except Per Share Amounts)
                               INCOME
Revenue:
         Rental income                             $4,037      $3,869
         Reimbursements                               745         656
         Equity in income of affiliate                 51          30
         Net Investment Income                         68         218
         Sundry income                                 45          45
                                                   ------      ------
                                Totals              4,946       4,818
                                                   ------      ------
Expenses:
         Operating expenses                           974       1,006
         Management fees                              209         175
         Real estate taxes                            605         579
         Financing costs                            1,216       1,378
         Depreciation                                 552         548
         Minority interest                             47          10
                                                   ------      ------
                                Totals              3,603       3,696
                                                   ------      ------
Income before state income taxes                    1,343       1,122
Provision for state income taxes                        5           5
                                                   ------      ------
        Net income                                 $1,338      $1,117
                                                   ======      ======

------------------------------------------------------------------------
Basic earnings per share                           $ 0.43      $ 0.36
Diluted earnings per share                         $ 0.42      $ 0.36
------------------------------------------------------------------------
Basic weighted average shares outstanding           3,120       3,120
Diluted weighted average shares outstanding         3,188       3,120
------------------------------------------------------------------------

                              COMPREHENSIVE INCOME
                              --------------------
Net income                                              $ 1,338       $ 1,117
Other comprehensive income -
          Unrealized gain on marketable securities           --            55
                                                        -------       -------
Comprehensive income                                    $ 1,338       $ 1,172
                                                        =======       =======
                            UNDISTRIBUTED EARNINGS
                            ----------------------
Balance, beginning of period                            $ 2,274       $ 1,879
Net income                                                1,338         1,117
Less dividends                                             (936)         (936)
                                                        -------       -------
Balance, end of period                                  $ 2,676       $ 2,060
                                                        =======       =======
Dividends per share                                     $  0.30       $  0.30
                                                        =======       =======

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001


                                                                   2002           2001
                                                               --------       --------
                                                                (thousands of Dollars)
Operating activities:
  Net Income                                                   $  1,338       $  1,117
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                   604            601
    Equity in income of affiliate                                   (51)           (30)
    Deferred revenue                                                (51)           (72)
    Minority interest                                                47             10
    Changes in operating assets and liabilities:
      Tenants' security accounts                                     66            (10)
      Sundry receivables, prepaid expenses and other assets           9           (154)
      Accounts payable and accrued expenses                        (174)           (18)
      Tenants' security deposits                                    (66)             2
                                                               --------       --------
             Net cash provided by operating activities            1,722          1,446
                                                               --------       --------
Investing activities:
  Capital expenditures                                             (144)          (173)
  Distributions from affiliate                                       --             64
  Marketable security redeemed                                      500
                                                               --------       --------
 Net cash provided by (used) in investing activities                356           (109)
                                                               --------       --------
Financing activities:
  Repayment of mortgages                                           (261)          (209)
  Dividends Paid                                                 (1,497)        (1,794)
  Distribution to Minority Interest                                (115)
                                                               --------       --------
              Net cash used in financing activities              (1,873)        (2,003)
                                                               --------       --------
Net increase in cash and cash equivalents                           205           (666)
Cash and cash equivalents, beginning of period                   13,187          2,925
                                                               --------       --------
Cash and cash equivalents, end of period                       $ 13,392       $  2,259
                                                               ========       ========

Supplemental disclosure of cash flow data:
  Interest paid                                                $  1,185       $  1,347
                                                               ========       ========
  Income taxes paid                                            $      5       $      5
                                                               ========       ========
  Dividends declared but not paid                              $    936       $    936
                                                               ========       ========

See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation:

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

     The consolidated results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2001.



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

     Summarized unaudited financial information of WHLLC as of January 31, 2002 and October 31, 2001, and for the three months ended January 31, 2002 and 2001 is as follows:

                                                 January 31,    October 31,
                                                     2002           2001
                                                 --------       --------
                                                (In thousands of dollars)
Balance sheet data:
Assets:
  Real estate and equipment, net                 $ 13,838       $ 13,806
  Other                                               681            676
                                                 --------       --------
                         Total assets              14,519         14,482
                                                 ========       ========

Liabilities and members' deficiency:
Liabilities:
  Mortgage payable                               $ 14,947       $ 14,996
  Other                                               412            455
                                                 --------       --------
                         Total liabilities         15,359         15,451
                                                 --------       --------

Members' deficiency;
  FREIT                                              (335)          (386)
  Others                                             (505)          (583)

                                                 --------       --------
     Total members' deficiency                       (840)          (969)
                                                 --------       --------

     Total liabilities and members' deficiency   $ 14,519       $ 14,482
                                                 ========       ========


                                                    Three Months Ended
                                                        January 31,
                                                 -----------------------
                                                     2002           2001
                                                 --------       --------
                                                (In thousands of dollars)
Income statement data:
  Rental revenue                                 $    784       $    738
  Expenses                                            657            662
                                                 --------       --------
                         Net income              $    127       $     76
                                                 ========       ========



Note 3 - Earnings per share:

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

     In computing diluted earnings per share for each of the three month periods ended January 31, 2002 and 2001, the assumed exercise of all of the Trust's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

                                             2002           2001
                                        ---------      ---------

Basic weighted average shares
         outstanding                    3,119,576      3,119,576
Shares arising from assumed
         exercise of stock options         68,301
                                        ---------      ---------

Dilutive weighted average shares
         outstanding                    3,187,877      3,119,576
                                        =========      =========

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.



Note 4- Equity incentive plan:

     On September 10, 1998, the Board of Trustees approved the Trust's Equity Incentive Plan (the "Plan") which was ratified by the Trust's shareholders on April 7, 1999, whereby up to 460,000 of the Trust's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards

     Upon ratification of the Plan on April 7,1999, the Trust issued 377,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $15 per share. The options, all of which are outstanding at January 31, 2002, are exercisable through September 2008.

     In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model the Trust's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.


Note 5- Share split:

     On September 26, 2001, the Board of Trustees approved a two-for-one share split in the form of a share dividend. In connection with the share dividend, the Board of Trustees also approved an increase in the authorized number of shares of beneficial interest from 1,790,000 to 4,000,000. Financial information contained herein, including the number of options, has been adjusted to retroactively reflect the impact of the split



Note 6- Segment information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

     The Trust has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The retail segment contains six separate properties and the residential segment contains eight properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT's Annual Report on Form 10-K.

     The chief operating decision-making group of the Trust's retail segment, residential segment and corporate/other is comprised of the Trust's Executive Committee of the Board of Trustees.

     The Trust assesses and measures segment operating results based on net operating income ("NOI"). NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, and financing costs. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

     Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the three months ended January 31, 2002 and 2001. Asset information is not reported since the Trust does not use this measure to assess performance.

                                                 Three Months Ended
                                                    January 31,
                                                   2002        2001
                                                 ------      ------
                                            (in thousands of dollars)
Real estate revenue:
  Retail                                         $3,033      $2,828
  Residential                                     1,701       1,635
                                                 ------      ------
                           Totals                 4,734       4,463
                                                 ------      ------
Real estate operating expenses:
  Retail                                            862         906
  Residential                                       816         775
                                                 ------      ------
                           Totals                 1,678       1,681
                                                 ------      ------
Net operating income:
  Retail                                          2,171       1,922
  Residential                                       885         860
                                                 ------      ------
                           Totals                $3,056      $2,782
                                                 ======      ======

Recurring capital improvements:
  Residential                                    $   90      $  100
                                                 ======      ======

                                                  Three Months Ended
                                                      January 31,
                                                    2002          2001
                                                 -------       -------
                                               (in thousands of dollars)

Reconciliation to consolidated
net income:

Segment NOI                                     $ 3,056     $ 2,782
Deferred rents - straight-lining                     93         107
Net investment income                                68         218
Equity in income of affiliate                        51          30
General and administrative expenses                (115)        (84)
Depreciation                                       (552)       (548)
Financing costs                                  (1,216)     (1,378)
Minority interest                                   (47)        (10)
                                                -------     -------

                         Net Income             $ 1,338     $ 1,117
                                                =======     =======

   Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.


--------------------------------------------------------------------------------
  Cautionary Statement Identifying Important Factors That Could Cause FREIT's Actual Results to Differ From Those Projected in Forward Looking Statements.

     Readers of this discussion are advised that the discussion should be read in conjunction with the condensed consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-Q, and in FREIT's most recently filed Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT's current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend, " "plan," " estimate," or words of similar meaning.

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


Results of Operations:
Quarters Ended January 31, 2002 and 2001

Revenues for the quarter increased by $128,000 or 2.7% to $4,946,000 from $4,818,000 for the prior year's quarter. The principle causes of the revenue increase is a $257,000 or 5.7% increase in revenues from real estate operations, offset by a $150,000 decline in net investment income (see discussions below). Net income increased 19.8% to $1,338,000 for the current quarter compared to $1,117,000 for the prior year's quarter. The increase in net income is a combination of higher revenues and lower expenses. The consolidated results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year.

RETAIL SEGMENT
NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes straight lining of rents, depreciation and financing costs (See Note 6 to the condensed consolidated financial statements).

FREIT's retail properties consist of six (6) properties totaling approximately 685,000 sq. ft. Four are multi-tenanted shopping centers and two are single tenanted stores. Their operations are summarized below.

Retail Segment
                                        Quarter Ended January 31,
                                        -------------------------
                                            2002        2001
                                          ------      ------
                                         (thousands of dollars)
Rental Revenue                            $3,033      $2,828

Operating Expenses                           862         906
                                          ------      ------

     Net Operating Income                 $2,171      $1,922
                                          ======      ======




Rental revenue at FREIT's Retail properties for the quarter ended January 13, 2002 ("Current Quarter") increased by $205,000 or 7.2% over the quarter ended January 31, 2001 ("Prior Quarter"). The increase resulted from increased base rents, higher occupancy, and increased, one time, expense pass-reimbursements.

Average occupancy for the Current Quarter was 97.4% compared 94.5% for the Prior Quarter

Expenses: Adjusting for a $44,000 account receivable write-off during the Prior Quarter, expense levels were flat.

Occupancy at Olney remains unchanged at 92%, as the vacant space is being kept vacant pending the expansion (see below).

Olney Expansion Olney is a 98,900 sq. ft. neighborhood shopping center. We are planning an approximately 59,000 sq. ft. expansion and modernization that is expected to add to revenues, net earnings, and value to FREIT's real estate portfolio. The expansion is subject to the expansion plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the acceptance of current tenants to be relocated in the expanded center. The expansion and modernization costs are estimated at $11 million, including lost rents from relocation of tenants. Through 1/31/02 approximately $264,000 of pre-construction development costs have been expended and deferred. If all governmental approvals are received and tenant leasing acceptable, we expect to finance the expansion, in part, from construction financing and, in part, from funds available from our institutional money market investment.

We continue to evaluate the economics of the timing of the expansion and may defer it to coincide with the expiration of particular leases. If we decide to defer the expansion, we will immediately make the space we have kept vacant available for leasing.


RESIDENTIAL SEGMENT

FREIT operates eight (8) multi-family apartment communities totaling 639 apartment units. The NOI of our residential properties is summarized below

Residential Segment
                                              Quarter Ended January 31,
                                                  2002        2001
                                                ------      ------
                                              (thousands of dollars)
Rental Revenue                                  $1,701      $1,635

Operating Expenses                                 816         775

                                                ------      ------
Net Operating Income                            $  885      $  860
                                                ======      ======

Recurring Capital Improvements                  $   90      $  100
                                                ======      ======

Residential revenue increased 4% to $1,701,000 from $1,635,000 last year. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For instance, at our current rental rates and occupancy levels at 1/31/02, a 1% decrease in average occupancy will cause an annual $72,000 reduction in revenues, while a 1% increase in occupancy will increase revenues by $68,000. A 1% rental rate increase or decrease over the 1/31/02 average rental rates will increase or decrease annual revenues by $68,000.

Average occupancy (by apartment count) for the Current Quarter was 94.3% compared to 93.3% for the Prior Quarter. However, the recession has affected the apartment mix of the vacancies. The Current Quarter has experienced a larger number of higher rent apartments being vacant than during the Prior Quarter. This results in a larger dollar loss attributable to vacancies. This change is a product of the recession; which we feel will correct it self as the economy improves.

During the Current Quarter operating expenses increased 5.3% over the Prior Quarter. As a percentage of revenue, operating expenses were 47.9% of revenue compared to 47.4% last year. Reductions in snow removal and utility costs, as a result of the mild winter being experienced, were offset by account receivable write-offs.

We own 20 +/- acres of undeveloped land in Rockaway, NJ. Site plan approval has been received from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available in our institutional money funds. Construction is expected to commence during the summer of 2002 and is expected to last twelve to eighteen months. Through 1/31/02 approximately $280,000 of pre-construction development costs have been expended and deferred.


NET INVESTMENT INCOME

Net investment income is principally interest earned from our investments in Government Agency Bonds, and an Institutional Money Market fund, and from advances (now repaid) to related parties for the sale to them of a 25% interest in S&A Commercial Associates LP (which owns Olney). Earnings received from these sources for the quarters ended January 31, 2002 and 2001 are as follows:


                                                     Quarters Ended
                                                     ---------------
                                                       January 31,
                                                     ---------------
                                                     2002      2001
                                                     ----      ----

Government Agency Bonds And
  Institutional Money Market:
   Interest Income                                   $ 68      $196

Related Party Loans                                              22
                                                     ----      ----
                                                     $ 68      $218
                                                     ====      ====

As a result of the lower interest rate environment over the course of the last fiscal year all of FREIT's higher yielding government agency bonds were called and the funds invested in an institutional money market account. Our annualized yield on these funds was 1.8% as of January 31, 2002. This interest rate yield reduction coupled with the repayment of the related party loan is expected to result in lower Net Investment Income over the current fiscal year than the past year. (See "FINANCING COSTS" below for partial offsetting benefits.)

EQUITY IN INCOME OF AFFILIATE

FREIT's share of earnings of its 40% owned affiliate, Westwood Hills LLC, which owns a 210 unit apartment community in Westwood, NJ, increased 70% to $51,000 during the Current Quarter from $30,000 for the Prior Quarter. The increase is principally attributable to revenues increasing 6.2%, because of higher rents during the Current Quarter compared to the Prior Quarter, and expenses being .8% lower as a result of the mild winter. Average occupancy over for the Current Quarter and the Prior Quarter was unchanged at 97%.

FINANCING COSTS

Financing Costs for the Current Quarter decreased 11.8% to $1,216,000 from $1.378,000 for the Prior Quarter. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment this year compared to last year.

GENERAL ADMINISTRATIVE EXPENSES

Our G & A expenses increased to $110,000 during the Current Quarter from $79,000 for the Prior Quarter. Professional fees accounted for the bulk of the increase. It is not expected that the Current Quarter level of these fees will recur over the course to this fiscal year.

 FUNDS FROM OPERATIONS ("FFO")

FFO is considered by many as a standard measurement of a REIT's performance. We compute FFO as follows (in thousands of dollars):

                                              Quarter Ended
                                        ------------------------
                                               January 31,
                                          2002            2001
                                          ----            ----
Net Income                               $ 1,338       $ 1,117
Depreciation - Real Estate                   552           548
Amortization of Deferred Mtg. Costs           32            32
Deferred  Rents                              (93)         (107)
Capital Improvements - Apartments            (90)         (100)
Minority Interest                             47            10
Other                                        (11)           26
                                         -------       -------
                        Total FFO        $ 1,775       $ 1,526
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

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities increased 19.1% during the Current Quarter to $1.7 million from $1.5 million for the Prior Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at 1/31/02 we had cash and cash equivalents totaling $13.4 million compared to $13.7 million at 10/31/01. These funds are available for construction, property acquisitions, and general needs.

As described in the segment analysis above, we are planning the expansion of Olney and the construction of apartment rental units in Rockaway, NJ. The total capital required for these two projects is estimated at $25.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.


At 1/31/02 FREIT's aggregate outstanding mortgage debt was $69.1 million, which is secured by properties with a net book value of approximately $63 million. Approximately $58.2 million bears a fixed weighted average interest rate of 7.512%, and an average life of approximately 9 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets at our option every 30, 60 or 90 days. This mortgage note is due at the end of March 2002 , but can be extended for one year. We have elected to extend the mortgage for one year.The fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                               Year      $ Millions
                               ----      -----
                               2002      $  --
                               2005      $  17.5
                               2007      $  15.7
                               2010      $   9.2
                               2013      $  17.5








The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2002 and October 31, 2001:

                           January 31,    October 31,
      (In Millions)          2002           2001
      -------------          ----           ----

      Fair Value              $70.4        $71.7
      Carrying Value          $69.1        $69.3

Fair values are estimated based on market interest rates at January 31, 2002 and October 31, 2001 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a one percent interest rate increase would reduce the Fair Value of our debt by $3.1 million, and a one percent decrease would increase the Fair Value by $3.3 million.

Additionally, we have exposure on our floating rate debt. A one percent change in rates, up or down, will decrease or increase income and cash flow by approximately $109,000.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudentially be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

$14 Million Line of Credit - During the fourth quarter of last fiscal year FREIT
 -------------------------------- reached an agreement with a financial institution on the terms for a $14 million, two-year revolving line of credit. Interest rates on draws will be 175 basis points over our choice of the 30, 60, or 90-day LIBOR rate and will reset at the end of every rate renewal period. The line of credit will be secured by mortgages on several of our un-leveraged (debt free) properties. While we feel this line of credit will be formalized shortly, it is subject to the lenders satisfaction of appraisals, title searches, and environmental reports. While the line of credit may shortly be formalized, we do not expect to draw down on this line in the short term. We plan to use it opportunistically, for future acquisitions and/or development opportunities.

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


ACQUISITION

FREIT has reached an agreement in principle with a group consisting primarily of Hekemian & Co., Inc. employees (i.e., the Hekemian Group) to become the Managing Member and acquire a 40% interest in a limited liability company formed to acquire a 320,000 square foot neighborhood shopping center in northern New Jersey. Total acquisition costs will approximate $33 million. The agreement in principle is subject to the execution of a definitive written agreement that is expected to be prepared and executed in the near term. The Hekemian Group is currently involved in the due-diligence analysis, and is reviewing acquisition financing alternatives. If the due-diligence review proves satisfactory, the purchase will close sometime during the first half of 2002. Depending on the mortgage acquisition-financing alternative selected, FREIT's 40% equity participation will be between $3.2 million and $4.2 million. These funds will be provided from FREIT's money market investments. Hekemian & Co., Inc. will be designated Managing Agent of the property.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" above.

PART II:

Item 5 Other Matters

FREIT has reached an agreement in principle with Hekemian & Co., Inc. for a new management agreement for a two-year period commencing retroactive to November 1, 2001 and ending October 31, 2003. The agreement designates Hekemian & Co., Inc. as the exclusive agent for the management of all of FREIT's properties, and as a non-exclusive agent for other activities such as leasing, debt placement, and identifying potential property acquisitions. Property management fees will be a percentage of certain revenues at each property, and fees for the non-exclusive activities are to be outlined in the agreement. It is anticipated that a formal written agreement will be executed prior to March 20, 2002 or any other extension of the termination date of the present agreement.

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



                          FIRST REAL ESTATE INVESTMENT
                               TRUST OF NEW JERSEY
                             ----------------------
                                  (Registrant)




Date: March 18, 2002



                           /s/ Robert S. Hekemian
                           ----------------------
                                   (Signature)
                           Robert S. Hekemian.
                           Chairman of the Board, Chief Executive
                           Officer, Trustee, and Financial/Accounting Officer