Form 10-Q
period 2002-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2002-06-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended April 30, 2002

                          Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
             (exact name of registrant as specified in its charter)


                              New Jersey 22-1697095
                (State or other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)


           505 Main Street, P.O. Box 667, Hackensack, New Jersey 07602
               (Address of principal executive offices) (Zip Code)


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

                                Yes [ X ]      No [   ]

As of June 13, 2002, there were 3,119,576 shares of beneficial interest issued and outstanding.


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------
                                      INDEX
                                      -----

Part I: Financial Information

       Item 1:  Unaudited Condensed Consolidated Financial Statements

                a.)  Condensed Consolidated Balance Sheets as at April 30, 2002 and October 31, 2001:

                b.)  Condensed  Consolidated  Statements of Income,  Comprehensive  Income and Undistributed
                     Earnings for the Six and Three Months Ended April 30, 2002 and 2001;

                c.)  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                     April 30, 2002 and 2001;

                d.)  Notes to Condensed Consolidated Financial Statements.

       Item 2: Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.

       Item 3: Quantitative and Qualitative Disclosures of Market Risk.


Part II: Other Information

       Item 4: Submission of Matters to a Vote of Security Holders.


       Item 6: Exhibits and Reports on Form 8-K

Item 1: Financial Statements


           FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                                                           April 30,      October 31,
                                                                             2002            2001
                                                                         (Unaudited)     (See Note 1)
                                                                          (In Thousands of Dollars)
                                                                         ---------------------------
                                          ASSETS
                                          ------
Real estate, at cost, net of accumulated
 depreciation                                                              $76,121          $76,955
Investments in marketable securities                                            --              500
Cash & cash equivalents                                                     13,935           13,187
Tenants' security accounts                                                     828              873
Sundry receivables                                                           2,560            2,512
Prepaid expenses and other assets                                            1,040            1,262
Deferred charges, net                                                        1,199            1,206
                                                                           -------          -------
                                          Totals                           $95,683          $96,495
                                                                           =======          =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Liabilities:
 Mortgages payable                                                         $68,866          $69,354
 Accounts payable and accrued expenses                                         663              819
 Cash distributions in excess of earnings and investment in affiliate          317              386
 Dividends payable                                                             936            1,497
 Tenants' security deposits                                                  1,193            1,219
 Deferred revenue                                                               93              322
                                                                           -------          -------
                                     Total liabilities                      72,068           73,597
                                                                           -------          -------

Minority interest                                                            1,225            1,310
                                                                           -------          -------
Commitments and contingencies

Shareholders' equity:
 Shares of beneficial interest without par value:
  4,000,000 shares authorized;
     3,119,576 shares issued and outstanding                                19,314           19,314
 Undistributed earnings                                                      3,076            2,274
                                                                           -------          -------
                                Total shareholders' equity                  22,390           21,588
                                                                           -------          -------

                                          Totals                           $95,683          $96,495
                                                                           =======          =======

See Notes to Consolidated Financial Statements



                       FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
                                           AND UNDISTRIBUTED EARNINGS
                               SIX AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001


                                                                   Six Months                  Three Months
                                                                 Ended April 30,              Ended April 30,
                                                                2002          2001         2002           2001
                                                                ----          ----         ----           ----
                                                                         (In Thousands of Dollars,
                                                                         Except Per Share Amounts)
                                        INCOME
Revenue:
  Rental income                                               $ 8,133       $ 7,775       $ 4,096       $ 3,906
  Reimbursements                                                1,355         1,286           610           630
  Equity in income of affiliate                                   109            62            58            32
  Net Investment Income                                           123           404            55           186
  Sundry income                                                   168            84           123            39
                                                              -------       -------       -------       -------
                                        Totals                  9,888         9,611         4,942         4,793
                                                              -------       -------       -------       -------

Expenses:

  Operating expenses                                            1,943         2,093           969         1,088
  Management fees                                                 413           383           204           208
  Real estate taxes                                             1,211         1,158           606           579
  Financing costs                                               2,441         2,774         1,225         1,396
  Depreciation                                                  1,104         1,102           552           554
  Minority interest                                                92            16            45             5
                                                              -------       -------       -------       -------
                                        Totals                  7,204         7,526         3,601         3,830
                                                              -------       -------       -------       -------
Income before state income taxes                                2,684         2,085         1,341           963
Provision for state income taxes                                   10             7             5             2
                                                              -------       -------       -------       -------
    Net income                                                $ 2,674       $ 2,078       $ 1,336       $   961
                                                              =======       =======       =======       =======

------------------------------------------------------------- -------------------------------------------------
Basic earnings per share                                      $  0.86       $  0.67       $  0.43       $  0.31
Diluted earnings per share                                    $  0.84       $  0.67       $  0.42       $  0.31
------------------------------------------------------------- -------------------------------------------------
Basic weighted average shares outstanding                       3,120         3,120         3,120         3,120
Diluted weighted average shares outstanding                     3,178         3,120         3,188         3,120
------------------------------------------------------------- -------------------------------------------------

                                   COMPREHENSIVE INCOME
                                   --------------------
Net income                                                    $ 2,674       $ 2,078       $ 1,336       $   961
Other comprehensive income -
  Unrealized gain on marketable securities                         --            79            --            24
                                                              -------       -------       -------       -------
Comprehensive income                                          $ 2,674       $ 2,157       $ 1,336       $   985
                                                              =======       =======       =======       =======

                                  UNDISTRIBUTED EARNINGS
                                  ----------------------
Balance, beginning of period                                  $ 2,274       $ 1,879       $ 2,676       $ 2,060
Net income                                                      2,674         2,078         1,336           961
Less dividends                                                 (1,872)       (1,872)         (936)         (936)
                                                              -------       -------       -------       -------
Balance, end of period                                        $ 3,076       $ 2,085       $ 3,076       $ 2,085
                                                              =======       =======       =======       =======
Dividends per share                                           $  0.60       $  0.60       $  0.30       $  0.30
                                                              =======       =======       =======       =======



See Notes to Consolidated Financial Statements


                   FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SIX MONTHS ENDED APRIL 30, 2002 AND 2001


                                                                             2002           2001
                                                                             ----           ----
                                                                          (In Thousands of Dollars)
                                                                          -------------------------
Operating activities:
 Net Income                                                               $  2,674       $  2,078
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                              1,219          1,209
  Equity in income of affiliate                                               (109)           (62)
  Deferred revenue                                                            (229)          (267)
  Minority interest                                                             92             16
  Changes in operating assets and liabilities:
  Tenants' security accounts                                                    45            (51)
  Sundry receivables, prepaid expenses and other assets                         66            371
  Accounts payable and accrued expenses                                       (156)            84
  Tenants' security deposits                                                   (26)            81
                                                                          --------       --------
                      Net cash provided by operating activities              3,576          3,459
                                                                          --------       --------
Investing activities:
 Capital expenditures                                                         (270)          (428)
 Distributions from affiliate                                                   40            104
 Marketable securities redeemed                                                500          5,000
 Good faith deposits                                                                         (129)
                                                                          --------       --------
                        Net cash provided by investing activities              270          4,547
                                                                          --------       --------
Financing activities:
 Repayment of mortgages                                                       (488)          (422)
 Dividends Paid                                                             (2,433)        (2,730)
 Distribution to Minority Interest                                            (177)
                                                                          --------       --------
                 Net cash used in financing activities                      (3,098)        (3,152)
                                                                          --------       --------
Net increase in cash and cash equivalents                                      748          4,854
Cash and cash equivalents, beginning of period                              13,187          2,925
                                                                          --------       --------
Cash and cash equivalents, end of period                                  $ 13,935       $  7,779
                                                                          ========       ========

Supplemental disclosure of cash flow data:
 Interest paid                                                            $  2,379       $  2,711
                                                                          ========       ========
 Income taxes paid                                                        $     10       $      7
                                                                          ========       ========
 Dividends declared but not paid                                          $    936       $    936
                                                                          ========       ========


See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation:

       The accompanying condensed consolidated financial statements have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

       The consolidated results of operations for the six and three months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2001.



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

       Summarized unaudited financial information of WHLLC as of April 30, 2002 and October 31, 2001, and for the six and three months ended April 30, 2002 and 2001 is as follows:

                                                             April 30,     October 31,
                                                               2002           2001
                                                               ----           ----
                                                            (In Thousands of dollars)
Balance sheet data:
Assets:
 Real estate and equipment, net                             $ 13,834         $ 13,806
 Other                                                           668              676
                                                            --------         --------
           Total assets                                     $ 14,502         $ 14,482
                                                            ========         ========

Liabilities and members' deficiency:
Liabilities:
 Mortgage payable                                           $ 14,897         $ 14,996
 Other                                                           400              455
                                                            --------         --------
           Total liabilities                                  15,297           15,451
                                                            --------         --------

Members' deficiency:
 FREIT                                                          (317)            (386)
 Others                                                         (478)            (583)
                                                            --------         --------
           Total members' deficiency                            (795)            (969)
                                                            --------         --------

           Total liabilities and members' deficiency        $ 14,502         $ 14,482
                                                            ========         ========




                                           Six Months Ended              Three Months Ended
                                               April 30,                      April 30,
                                       -----------------------        --------------------------
                                          2002          2001             2002           2001
                                          ----          ----             ----           ----
                                                     (In thousands of dollars)
Income statement data:
 Rental revenue                        $ 1,570         $ 1,491         $   786         $   753
 Real estate operating expenses           (605)           (643)           (294)           (327)
                                       -------         -------         -------         -------
          Net operating Income             965             848             492             426
 Financing costs                          (507)           (514)           (253)           (256)
 Depreciation                             (185)           (178)            (93)            (89)
                                       -------         -------         -------         -------
          Net income                   $   273         $   156         $   146         $    81
                                       =======         =======         =======         =======



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

       In computing diluted earnings per share for the six and three months ended April 30, 2002 and 2001, the assumed exercise of all of the Trust's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:


                                                Six Months Ended                 Three Months Ended
                                                    April 30,                         April 30,
                                            --------------------------       ----------------------------
                                               2002            2001             2002              2001
                                               ----            ----             ----              ----
Basic weighted average shares
         outstanding                        3,119,576        3,119,576        3,119,576        3,119,576
Shares arising from assumed
           exercise of stock options           58,851               --           67,957               --


Dilutive weighted average shares
                                            ---------        ---------        ---------        ---------
         outstanding                        3,178,427        3,119,576        3,187,533        3,119,576
                                            =========        =========        =========        =========


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

       Upon ratification of the Plan on April 7,1999, the Trust issued 377,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $15 per share. The options, all of which are outstanding at April 30, 2002, are exercisable through September 2008.

       In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model, the Trust's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

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

       The Trust has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The retail segment contains six separate properties and the residential segment contains eight properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT's Annual Report on Form 10-K for the year ended October 31, 2001.

       The chief operating decision-making group of the Trust's retail segment, residential segment and corporate/other is comprised of the Trust's Executive Committee of the Board of Trustees.

       The Trust assesses and measures segment operating results based on net operating income ("NOI"). NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight-lining), depreciation, and financing costs. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

       Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the six and three months ended April 30, 2002 and 2001. Asset information is not reported since the Trust does not use this measure to assess performance.


                                               Six Months Ended              Three Months Ended
                                                   April 30,                      April 30,
                                             2002            2001           2002             2001
                                             ----            ----           ----             ----
                                                          (in thousands of dollars)
Real estate revenue:
   Retail                                  $ 6,023         $ 5,663         $ 2,990         $ 2,835
   Residential                               3,447           3,281           1,746           1,646
                                           -------         -------         -------         -------
              Totals                         9,470           8,944           4,736           4,481
                                           -------         -------         -------         -------
Real estate operating expenses:
   Retail                                    1,764           1,859             902             953
   Residential                               1,596           1,584             780             809
                                           -------         -------         -------         -------
              Totals                         3,360           3,443           1,682           1,762
                                           -------         -------         -------         -------
Net operating income:
   Retail                                    4,259           3,804           2,088           1,882
   Residential                               1,851           1,697             966             837
                                           -------         -------         -------         -------
              Totals                       $ 6,110         $ 5,501         $ 3,054         $ 2,719
                                           =======         =======         =======         =======

Recurring capital improvements:
   Residential                             $   150         $   224         $    60         $   124
                                           =======         =======         =======         =======

Reconciliation to consolidated
 net income:
   Segment NOI                             $ 6,110         $ 5,501         $ 3,054         $ 2,719
   Deferred rents - straight-lining            187             202              94              94
   Net investment income                       123             404              55             186
   Equity in income of affiliate               109              62              58              32
   General and administrative expenses        (218)           (199)           (103)           (115)
   Depreciation                             (1,104)         (1,102)           (552)           (554)
   Financing costs                          (2,441)         (2,774)         (1,225)         (1,396)
   Minority interest                           (92)            (16)            (45)             (5)
                                           -------         -------         -------         -------

             Net Income                    $ 2,674         $ 2,078         $ 1,336         $   961
                                           =======         =======         =======         =======

Note 7- Contingency:

       In connection with FREIT's plans to develop 129 rental apartment units in Rockaway, NJ, FREIT posted an $80,000 Letter Of Credit with the township to guarantee completion of certain improvements.


Note 8- Subsequent Event:

       Subsequent to April 30, 2002, FREIT entered into an agreement for the sale of its 132-apartment unit complex in Camden, NJ. The purchaser is currently in due-diligence review. The sale, if it closes, will have no material financial affect on FREIT's future operating results.



                                     oOoOoOo

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


--------------------------------------------------------------------------------

     Cautionary Statement Identifying Important Factors That Could Cause
      FREIT's Actual Results to Differ From Those Projected in Forward
                            Looking Statements.

   Readers of this discussion are advised that the discussion should be read in conjunction with the condensed consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-Q, and in FREIT's most recently filed Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and under Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect FREIT's current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend, " "plan," " estimate," or words of similar meaning.

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


SIGNIFICANT ACCOUTNING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operation are based upon on our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The accounting policies and estimates used and outlined in FREIT's previously filed Form 10K for the year ended 10/31/01 have been applied consistently for the six and three months ended April 30, 2002.

Results of Operations:
Six Months and Quarters Ended April 30, 2002 and 2001

Net Income for the six months ended April 30, 2002 ("Current Year") increased 28.7% to $2,674,000 on revenues of $9,888,000 compared to Net Income of $2,078,000 on revenues of $9,611,000 for the six months ended April 30, 2001 ("Prior Year"). The $277,000 revenue increase is composed of increases in real estate operating revenues of $511,000 (5.6%), a $47,000 (75.8%) increase in FREIT's equity in the earnings of its affiliate, and offset by a $281,000 (-69.6%)reduction in Net Investment Income.

For the three months ended April 30, 2002 ("Current Quarter") Net Income increased 39% to $1,336,000 on revenues of $4,942,000 compared to Net Income for the three months ended April 30, 2001 ("Prior Quarter") of $961,000 on revenues of $4,793,000. The revenue increase for the Current Quarter was principally due to the $254,000 (5.6%) increase in real estate operating revenues.

RETAIL SEGMENT

NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes straight-lining of rents, depreciation and financing costs (See Note 6 to the condensed consolidated financial statements).

FREIT's retail properties consist of six (6) properties totaling approximately 685,000 sq. ft. Four are multi-tenanted shopping centers and two are single tenanted stores. Their operations are summarized below.


            Retail Segment        Six Months Ended             Three Months Ended
                                      April 30,                     April 30,
                                2002           2001           2002            2001
                                ----           ----           ----            ----
                                           (in thousands of dollars)
Revenues:
 Rents                         $4,541         $4,329         $2,282         $2,184
 Reimbursements/Other           1,482          1,334            708            651
                               ------         ------         ------         ------
  Total Revenues                6,023          5,663          2,990          2,835
                               ------         ------         ------         ------

Operating Expenses              1,764          1,859            902            953

                               ------         ------         ------         ------
  Net operating income         $4,259         $3,804         $2,088         $1,882
                               ======         ======         ======         ======

Average Occupancy %              97.3%          94.8%          97.3%          95.2%
                               ======         ======         ======         ======

The increases in rental income and reimbursements for the Current Year (6.4%) and Current Quarter (5.5%) over the prior comparable periods are principally due to the higher average occupancy during the current periods, and to a lesser degree, scheduled rent increases.

The reduction in Operating Expenses result principally to the mild 2001/2002 winter compared to the prior years winter. As a result of this snow removal and utility costs were significantly lower.

Occupancy at Olney remains unchanged at 92%, as the vacant space is being kept vacant pending the expansion (see below).
Olney Expansion
Olney is a 98,900 sq. ft. neighborhood shopping center. We are planning an approximately 59,000 sq. ft. expansion and modernization that is expected to add to revenues, net earnings, and value to FREIT's real estate portfolio. The expansion is subject to the expansion plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the acceptance of current tenants to be relocated in the expanded center. The expansion and modernization costs are estimated at $11 million, including lost rents from relocation of tenants. Through 4/30/02 approximately $264,000 (principally for building permits) of pre-construction development costs have been expended and deferred. If all governmental approvals are received and tenant leasing acceptable, we expect to finance the expansion, in part, from construction financing and, in part, from funds available from our institutional money market investment.

We continue to evaluate the economics of the timing of the expansion and may defer it to coincide with the expiration of particular leases. If we decide to defer the expansion, we will immediately make the space we have kept vacant available for leasing.

RESIDENTIAL SEGMENT

FREIT operates eight (8) multi-family apartment communities totaling 639 apartment units. The NOI of our residential properties is summarized below



Residential Segment               Six Months Ended             Three Months Ended
                                      April 30,                    April 30,
                                2002           2001           2002            2001
                                ----           ----           ----            ----
                                           (in thousands of dollars)
Revenues                       $3,447         $3,281         $1,746         $1,646

Operating Expenses              1,596          1,584            780            809
                               ------         ------         ------         ------
  Net operating income         $1,851         $1,697         $  966         $  837
                               ======         ======         ======         ======

Average Occupancy %              94.9%          93.0%          95.3%          92.5%
                               ======         ======         ======         ======

Recurring capital
  improvements                 $  150         $  224         $   60         $  124
                               ======         ======         ======         ======



Residential revenue increased 5.1% to $3,447,000 for the Current Year from $3,281,000 for the Prior Year; and 6.1% to $1,746,000 for the Current Quarter from $1,646,000 for the Prior Quarter. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For instance, at our current rental rates and occupancy levels at 4/30/02, a 1% increase or decrease in average occupancy will cause a $71,000 increase or reduction in revenue. A 1% rental rate increase or decrease over the 4/30/02 average rental rates will increase or decrease annual revenues by $68,000.

While average occupancy has increased, so have average monthly rents. Average monthly rents have increased 4.7% for the Current Year over the Prior Year, and 4.9% for the Current Quarter over the Prior Quarter. We believe that the acceptance of higher Current Quarter increases reflects increased consumer confidence.

During the Current Year operating expenses increased .8% over the Prior Year; and decreased 3.6% for the Current Quarter compared to the Prior Quarter. As a result of the mild winter, significant savings were experienced in the areas of snow removal costs and heating costs. As a percentage of revenue, operating expenses were 46.3% of revenue for the Current Year compared to 48.3% for the Prior Year.

We own 20 +/- acres of undeveloped land in Rockaway, NJ. Site plan approval has been received from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from funds available in our institutional money market fund. Construction is expected to commence during late 2002 or early 2003, and is expected to last twelve to eighteen months. Through 4/30/02, approximately $364,000 of pre-construction development costs have been expended and deferred.


NET INVESTMENT INCOME

Net investment income is principally interest earned from our investments in Government Agency Bonds, and an Institutional Money Market fund, and from advances (now repaid) to related parties for the sale to them of a 25% interest in S&A Commercial Associates LP (which owns Olney). Earnings received from these sources for the six and three months ended April 30, 2002 and 2001 are as follows:



                                     Six Months Ended        Three Months Ended
                                         April 30,               April 30,
                                    ---------------------   --------------------
                                      2002        2001        2002        2001
                                      ----        ----        ----        ----
                                               (thousands of dollars)
Government agency bonds and
    institutional Money Market        $122        $366        $ 54        $170
Related Party Loans                                 38                      16

Other                                    1                       1
                                      ----        ----        ----        ----
                                      $123        $404        $ 55        $186
                                      ====        ====        ====        ====


As a result of the lower interest rate environment over the course of the last fiscal year, all of FREIT's higher yielding government agency bonds were called and the funds invested in an institutional money market account. Our annualized yield on these funds was approximately 1.8% as of April 30, 2002. This interest rate yield reduction coupled with the repayment of the related party loan is expected to result in lower Net Investment Income over the current fiscal year than the past year. (See "FINANCING COSTS" below for partial offsetting benefits.)

EQUITY IN INCOME OF AFFILIATE
FREIT's share of earnings of its 40% owned affiliate, Westwood Hills LLC, which owns a 210 unit apartment community in Westwood, NJ, increased 75.8% to $109,000 during the Current Year from $62,000 for the Prior Year; and increased 81.3% to $58,000 for the Current Quarter compared to $32,000 for the Prior Quarter. The increase is principally attributable to revenues for the Current Year increasing 5.2%, because of higher rents during the Current Quarter and expenses being .3% lower as a result of the mild winter. Average occupancy for the Current Year was 96.9% compared to 97.3% for the Prior Year.

FINANCING COSTS
Financing costs are summarized as follows:

                              Six Months Ended         Three Months Ended
                                  April 30,                April 30,
                            --------------------     ---------------------
                             2002        2001          2002         2001
                                       (thousands of dollars)

Fixed rate mortgages        $2,233       $2,266       $1,115       $1,131
Floating rate mortgage         203          508          107          265

Other                            5                         3
                            ------       ------       ------       ------
                            $2,441       $2,774       $1,225       $1,396
                            ======       ======       ======       ======


Financing Costs for the Current Year and Current Quarter decreased 12.0% and 12.2% respectively. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment this year compared to last year.




GENERAL ADMINISTRATIVE EXPENSES
Our G & A expenses increased to $218,000 during the Current Year from $199,000 during the Prior Year. During the Current Quarter, G & A expenses decreased to $103,000 from $115,000 for the Prior Quarter. Professional fees accounted for the bulk of the increase.

FUNDS FROM OPERATIONS ("FFO")

FFO is considered by many as a standard measurement of a REIT's performance. We compute FFO as follows (in thousands of dollars):

                                            Six Months ended         Three Months Ended
                                        4/30/02        4/30/01      4/30/02       4/30/01
                                        -------        -------      -------       -------
Net Income                              $ 2,674       $ 2,078       $ 1,336       $   961
Depreciation - Real Estate                1,104         1,102           552           554
Amortization of Deferred Mtg Costs           45            47            14            16
Deferred Rents                             (187)         (202)          (94)          (95)
Capital Improvements - Apartments          (150)         (224)          (60)         (124)
Minority Interest                            92            16            45             6
Other                                        (8)           51             3            25
                                        -------       -------       -------       -------
            Total FFO                   $ 3,570       $ 2,868       $ 1,796       $ 1,343
                                        =======       =======       =======       =======




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



LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities increased 3.4% to $3.6 million during the Current Year compared to $3.5 million for the Prior Year. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at 4/30/02 we had cash and cash equivalents totaling $13.9 million compared to $13.7 million (including Marketable Securities) at 10/31/01. These funds are available for construction, property acquisitions, and general needs.

As described in the segment analysis above, we are planning the expansion of Olney and the construction of apartment rental units in Rockaway, NJ. The total capital required for these two projects is estimated at $25.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.


At 4/30/02 FREIT's aggregate outstanding mortgage debt was $68.9 million, which is secured by properties with a net book value of approximately $63 million. Approximately $57.8 million bears a fixed weighted average interest rate of 7.512%, and an average life of approximately 9 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets at our option every 30, 60 or 90 days. The rate in effect at 4/30/02 was 3.661%. This mortgage note was due at the end of March 2002, but was extended for one year. The fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                                         Year          $ Millions
                                         ----          ----------
                                         2002           $    --
                                         2005           $  17.5
                                         2007           $  15.7
                                         2010           $   9.2
                                         2013           $  17.5



The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2002 and October 31, 2001:

                                         April 30,      October 31,
                (In Millions)              2002            2001
                                           ----            ----
                Fair Value                $69.9           $71.7
                Carrying Value            $68.9           $69.3

Fair values are estimated based on market interest rates at April 30, 2002 and October 31, 2001 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a one percent interest rate increase would reduce the Fair Value of our debt by $3.0 million, and a one percent decrease would increase the Fair Value by $3.2 million.

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

$14 Million Line of Credit - During the fourth quarter of last fiscal year, FREIT reached an agreement with a financial institution on the terms for a $14 million, two-year revolving line of credit. Interest rates on draws will be 175 basis points over our choice of the 30, 60, or 90-day LIBOR rate and will reset at the end of every rate renewal period. The line of credit will be secured by mortgages on several of our un-leveraged (debt free) properties. We expect this credit line to be closed during July 2002. While the line of credit may shortly be finalized, we do not expect to draw down on this line in the short term. We plan to use it opportunistically for future acquisitions and/or development opportunities.


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

ACQUISITION

On April 10, 2002, FREIT entered into a joint venture agreement with H-TPKE, LLC, a group consisting primarily of Hekemian & Co., Inc. employees' to become the Managing Member and acquire a 40% interest in a limited liability company formed to acquire a 320,000 square foot neighborhood shopping center in northern New Jersey. Total acquisition costs will approximate $33 million. Hekemian, & Co, is currently involved in the due-diligence analysis, and is reviewing acquisition financing alternatives. The results will be submitted to the joint venture partners for their review. If the due-diligence review proves satisfactory, the purchase will close in the near term. Depending on the mortgage acquisition-financing alternative selected, FREIT's 40% equity participation will be between $3.2 million and $4.2 million. These funds will be provided from FREIT's money market investments. Hekemian & Co., Inc. will be designated Managing Agent of the property.

ASSET SALE

Subsequent to April 30, 2002, FREIT entered into an agreement for the sale of its 132-apartment unit complex in Camden, NJ. The purchaser is currently in due-diligence review. The sale, if it closes, will have no material financial affect on FREIT's future operating results.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" above.

PART II Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

       The following matter was submitted to a vote of security holders at FREIT's Annual Meeting of Shareholders held on April 10, 2002.

       Election of Trustee
       -------------------

       The Shareholders re-elected Mr. Robert S. Hekemian to serve as Trustee for an additional three (3) year term. The balloting for election was as follows: Mr. Hekemian received 2,775,225 votes, representing 89% of the total number of issued and outstanding shares of FREIT, and was duly elected. 11,436 votes were withheld and 332,913 abstained.


Item 6. Exhibits and Reports on Form 8-K.


       (a) On March 8, 2002, FREIT filed a report on Form 8-K, which is incorporated herein by reference. The Form 8-K included a copy of the press release that was sent to shareholders on March 4, 2002, reporting FREIT's operating results for the quarter ended January 31, 2002.


       (b) On April 29, 2002, FREIT filed a report on Form 8-K, which is incorporated herein by reference. The Form 8-K reported the execution of a new Management Agreement and the execution of a Joint Venture Agreement for the purpose of acquiring the Wayne-Preakness Shopping Center. The Form 8-K included copies of both agreements.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FIRST REAL ESTATE INVESTMENT
                               TRUST OF NEW JERSEY
                                  (Registrant)




Date: June 14, 2002


                       By:  /s/ Robert S. Hekemian.
                            -----------------------
                                (Signature)
                              Robert S. Hekemian.
                              Chairman of the Board, Chief Executive
                              Officer, Trustee, and Financial/Accounting Officer