Form 10-Q
period 2002-09-10
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2002-09-13
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 2002                      Commission File No. 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------
             (exact name of registrant as specified in its charter)


   New Jersey                                                    22-1697095
   ----------                                                    ----------
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


505 Main Street, P.O. Box 667, Hackensack, New Jersey                    07602
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

                                    Yes [XX]   No [  ]


As of September 13, 2002, there were 3,119,576 shares of beneficial interest issued and outstanding.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------

                                      INDEX
                                      -----

Part I:  Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

     a.) Condensed Consolidated Balance Sheets as at July 31, 2002 and October 31, 2001;

     b.) Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Nine and Three Months Ended July 31, 2002 and 2001;

     c.) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2002 and 2001;

     d.)  Notes to Condensed Consolidated Financial Statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk.


Part II: Other Information


Item 6: Exhibits and Reports on Form 8-K


Item 1: Financial Statements

  FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                                                             July 31,          October 31,
                                                                               2002               2001
                                                                            (Unaudited)       (See Note 1)
                                                                             ---------         ----------
                                                                               (In Thousands of Dollars)
                                                                                -----------------------

                                ASSETS
                                ------

Real estate, at cost, net of accumulated
 depreciation                                                                  $75,011            $76,955
Real estate held for sale, net of depreciation                                     509

Investment in marketable securities                                                  -                500
Cash and cash equivalents                                                       13,838             13,187
Tenants' security accounts                                                         905                873
Sundry receivables                                                               3,137              2,512
Prepaid expenses and other assets                                                1,510              1,262
Deferred charges, net                                                            1,317              1,206
                                                                               -------            -------
                                        Totals                                 $96,227            $96,495
                                                                               =======            =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Mortgages payable                                                             $68,632            $69,354
 Accounts payable and accrued expenses                                             706                819
 Cash distributions in excess of earnings and investment in affiliate              269                386
 Dividends payable                                                                 935              1,497
 Tenants' security deposits                                                      1,248              1,219
 Deferred revenue                                                                  517                322
                                                                               -------            -------
                                  Total liabilities                             72,307             73,597
                                                                               -------            -------

Minority interest                                                                1,162              1,310
                                                                               -------            -------

Commitments and contingencies

Shareholders' equity:
 Shares of beneficial interest without par value:
 4,000,000 shares authorized
     3,119,576 shares issued and outstanding                                    19,314             19,314
 Undistributed earnings                                                          3,444              2,274
                                                                               -------            -------
                              Total shareholders' equity                        22,758             21,588
                                                                               -------            -------

                                        Totals                                 $96,227            $96,495
                                                                               =======            =======

See Notes to Consolidated Financial Statements


         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               NINE AND THREE MONTHS ENDED JULY 31, 2002 AND 2001

                                                                Nine Months                 Three Months
                                                                Ended July 31,              Ended July 31,
                                                            2002            2001              2002           2001
                                                            ----            ----              ----           ----
                                                                           (In Thousands of Dollars,
                                                                            Except Per Share Amounts)

Revenue:
     Rental income                                        $ 11,801          $ 11,323          $  3,995          $  3,807
     Reimbursements                                          2,060             1,996               665               671
     Equity in income of affiliate                             197               118                88                56
     Net Investment Income                                     183               593                60               189
     Sundry income                                             149               195                23               153
                                                          --------          --------          --------          --------
                                 Totals                     14,390            14,225             4,831             4,876
                                                          --------          --------          --------          --------
Expenses:
     Operating expenses                                      2,630             2,707               960               821
     Management fees                                           594               552               199               181
     Real estate taxes                                       1,781             1,704               598               573
     Financing costs                                         3,661             4,074             1,220             1,300
     Depreciation                                            1,609             1,595               538               531
     Minority interest                                          89                47                (3)               31
                                                          --------          --------          --------          --------
                                 Totals                     10,364            10,679             3,512             3,437
                                                          --------          --------          --------          --------

Income before state income taxes
     and discontinued operations                             4,026             3,546             1,319             1,439
Provision for state income taxes                                15                11                 5                 4
                                                          --------          --------          --------          --------

Income before discontinued operations                        4,011             3,535             1,314             1,435
     Discontinued operations                                   (33)              (11)              (10)               11
                                                          --------          --------          --------          --------

             Net Income                                   $  3,978          $  3,524          $  1,304          $  1,446
                                                          ========          ========          ========          ========
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share
     Earnings before discontinued operations              $   1.29          $   1.13          $   0.42          $   0.46
     Discontinued operations                                 (0.01)            (0.00)            (0.00)             0.00
                                                          --------          --------          --------          --------
                                                          $   1.28          $   1.13          $   0.42          $   0.46
                                                          ========          ========          ========          ========

Diluted earnings per share
     Earnings before discontinued operations              $   1.26          $   1.13          $   0.41          $   0.46
     Discontinued operations                                 (0.01)            (0.00)            (0.00)             0.00
                                                          --------          --------          --------          --------

                                                          $   1.25          $   1.13          $   0.41          $   0.46
                                                          ========          ========          ========          ========
------------------------------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                    3,120             3,120             3,120             3,120
Diluted weighted average shares outstanding                  3,181             3,120             3,215             3,120
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND UNDISTRIBUTED
                                    EARNINGS
               NINE AND THREE MONTHS ENDED JULY 31, 2002 AND 2001

                                                                       Nine Months                     Three Months
                                                                       Ended July 31,                  Ended July 31,
                                                                    2002            2001            2002           2001
                                                                    ----            ----            ----           ----
                                                                                 (In Thousands Of Dollars)
                          COMPREHENSIVE INCOME
                          --------------------
Net income                                                       $ 3,978         $ 3,524         $ 1,304         $ 1,446
Other comprehensive income -
     Unrealized gain (loss) on marketable securities                   -              67                             (12)
                                                                 -------         -------         -------         -------
Comprehensive income                                             $ 3,978         $ 3,591         $ 1,304         $ 1,434
                                                                 =======         =======         =======         =======

                         UNDISTRIBUTED EARNINGS
Balance, beginning of period                                     $ 2,274         $ 1,879         $ 3,076         $ 2,085
Net income                                                         3,978           3,524           1,304           1,446
Less dividends                                                    (2,808)         (2,808)           (936)           (936)
                                                                 -------         -------         -------         -------
Balance, end of period                                           $ 3,444         $ 2,595         $ 3,444         $ 2,595
                                                                 =======         =======         =======         =======
Dividends per share                                              $  0.90         $  0.90         $  0.30         $  0.30
                                                                 =======         =======         =======         =======

See Notes to Consolidated Financial Statements


         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2002 AND 2001

                                                                          2002               2001
                                                                          ----               ----
                                                                         (In thousands of Dollars)
                                                                         -------------------------

Operating activities:
Net Income                                                              $  3,978          $  3,524
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, including discontinued operation            1,838             1,813
Equity in (income) of affiliate                                             (197)             (118)
Deferred revenue                                                             195               127
Minority interest                                                             89                47
Development costs written-off                                                190
Changes in operating assets and liabilities:
Tenants' security accounts                                                   (32)             (104)
Sundry receivables, prepaid expenses and other assets                       (873)           (1,295)
Deferred charges                                                            (289)              (45)
Accounts payable and accrued expenses                                       (113)              596
Tenants' security deposits                                                    29               149
                                                                        --------          --------
            Net cash provided by operating activities                      4,815             4,694
                                                                        --------          --------
Investing activities:
Capital expenditures                                                        (415)             (862)
Distributions from affiliate                                                  80               144
Marketable securities redeemed                                               500             5,000
Good faith deposits                                                                           (129)
                                                                        --------          --------
            Net cash provided by investing activities                        165             4,153
                                                                        --------          --------
Financing activities:
Received from sale of 25% minority interest in Olney                                         1,066
Cash contributed by minority interest in Olney                                                 179
Repayment of mortgages                                                      (722)             (639)
Dividends Paid                                                            (3,370)           (3,666)
Distribution to Minority Interest                                           (237)
                                                                        --------          --------
            Net cash used in financing activities                         (4,329)           (3,060)
                                                                        --------          --------
Net increase in cash and cash equivalents                                    651             5,787
Cash and cash equivalents, beginning of period                            13,187             2,925
                                                                        --------          --------
Cash and cash equivalents, end of period                                $ 13,838          $  8,712
                                                                        ========          ========
Supplemental disclosure of cash flow data:
Interest paid                                                           $  3,572          $  3,980
                                                                        ========          ========
Income taxes paid                                                       $     15          $     11
                                                                        ========          ========
Dividends declared but not paid                                         $    936          $    936
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

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

     The consolidated results of operations for the nine and three months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2001.

     In October 2001,  the  Financial  Accounting  Standards  Board (the "FASB")
     issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. On August 9, 2002 FREIT sold its Camden, NJ property (see Note 9 - Subsequent Event), which is a component of FREIT's Residential Segment. FREIT has reclassified the Camden property to real estate held for sale and has reclassified the net income (loss) from the Camden property as Discontinued Operations for all periods presented. The gain on the sale will be reported as a component of discontinued operations during the quarter ending October 31, 2002. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of this property within the consolidated statements of income.

Note 2 - Investment in affiliate:

     FREIT is a 40% member of Westwood Hills, LLC ("WHLLC"), a limited liability company that is managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of FREIT's properties and in which one of the trustees of FREIT is the chairman of the board. Certain other members of WHLLC are also trustees of FREIT. WHLLC owns a residential apartment complex located in Westwood, New Jersey.

     Summarized unaudited financial information of WHLLC as of July 31, 2002 and October 31, 2001, and for the nine and three months ended July 31, 2002 and 2001 is as follows:


                                                                       July 31,         October 31,
                                                                         2002              2001
                                                                         ----              ----

                                                                         (In thousands of dollars)

    Balance sheet data:
    Assets:
     Real estate and equipment, net                                   $   13,752         $ 13,806
     Other                                                                   829              676
                                                                         -------         --------
               Total assets                                           $   14,581         $ 14,482
                                                                      ==========         ========
    Liabilities and members' deficiency:
    Liabilities:
     Mortgage payable                                                    $14,846         $ 14,996
     Other                                                                   410              455
                                                                         -------         --------
               Total liabilities                                          15,256           15,451
                                                                         -------         --------
    Members' deficiency:
     FREIT                                                                  (269)            (386)
     Others                                                                 (406)            (583)
                                                                         -------         --------
               Total members' deficiency                                    (675)            (969)
                                                                         -------         --------
               Total liabilities and members' deficiency              $   14,581         $ 14,482
                                                                      ==========         ========


                                                            Nine Months Ended               Three Months Ended
                                                                 July 31,                         July 31,
                                                    --------------------------------  ------------------------------
                                                        2002             2001              2002           2001
                                                                             (In thousands of dollars)
    Income statement data:
     Rental revenue                                   $     2,377      $   2,256       $       807     $     765
     Real estate operating expenses                          (845)          (923)             (240)         (281)
                                                    --------------------------------  ------------------------------
              Net operating Income                          1,532          1,333               567           484
    Financing costs                                         (760)          (769)             (253)         (255)
    Depreciation                                            (280)          (268)              (95)          (90)
                                                    --------------------------------  ------------------------------
             Net income                             $        492     $      296       $       219    $      139
                                                    ================================  ==============================

Note 3 - Line of credit:
     On June 20, 2002, FREIT obtained a two-year $14 million revolving credit line with The Provident Bank. Draws against the credit line can be used for general corporate purposes, or for property acquisitions, construction activities, Letters-of-Credit, and other related business purposes. Draws are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes, NJ, single tenanted retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw, based on FREIT's choice of the prime rate or at 175 basis points over the 30, 60, or 90 day LIBOR rates at the time of the draws.

Note 4 - Earnings per share:
     FREIT has presented "basic" and "diluted" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

     In computing diluted earnings per share for the nine and three months ended July 31, 2002 and 2001, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:


                                                               Nine Months Ended               Three Months Ended
                                                                    July 31,                         July 31,
                                                        --------------------------------  ------------------------------
                                                             2002            2001              2002           2001
                                                             ----            ----              ----           ----

          Basic weighted average shares
                   outstanding                             3,119,576      3,119,576         3,119,576      3,119,576
          Shares arising from assumed
                     exercise of stock options
                                                              61,403            -              95,106            -

          Dilutive weighted average shares
                                                        --------------------------------  ------------------------------
                   outstanding                             3,180,979      3,119,576         3,214,682      3,119,576
                                                        ================================  ==============================


     Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

Note 5- Equity incentive plan:
     On September 10, 1998, the Board of Trustees approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by the FREIT's shareholders on April 7, 1999, whereby up to 460,000 of the FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

     Upon ratification of the Plan on April 7,1999, FREIT issued 377,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $15 per share. The options, all of which are outstanding at July 31, 2002, are exercisable through September 2008.

     In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model, FREIT'S pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

Note 6- Share split:
     On September 26, 2001, the Board of Trustees approved a two-for-one share split in the form of a share dividend. In connection with the share dividend, the Board of Trustees also approved an increase in the authorized number of shares of beneficial interest from 1,790,000 to 4,000,000. Financial information contained herein, including the number of options, has been adjusted to retroactively reflect the impact of the split.

Note 7- Segment information:

     SFAS No. 131,  "Disclosures  about  Segments of an  Enterprise  and Related
     Information", established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

     FREIT has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The retail segment contains six separate properties and the residential segment contains eight properties (See Note 9 below regarding the sale of FREIT's Camden property). The accounting policies of the segments are the same as those described in Note 1 in FREIT's Annual Report on Form 10-K for the year ended October 31, 2001.

     The chief operating decision-making group of FREIT's retail segment, residential segment and corporate/other is comprised of the Trust's Executive Committee of the Board of Trustees.

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

     Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the nine and three months ended July 31, 2002 and 2001. Asset information is not reported since FREIT does not use this measure to assess performance.


                                                    Nine Months Ended          Three Months Ended
                                                        July 31,                    July 31,
                                                    2002         2001           2002        2001
                                                    ----         ----           ----        ----
                                                             (in thousands of dollars)

Real estate revenue:
 Retail                                          $   9,020    $  8,648       $ 2,997      $2,985
 Residential                                         4,727       4,565         1,608       1,546
                                                --------------------------  -------------------------
              Totals                                13,747      13,213         4,605       4,531
                                                --------------------------  -------------------------
Real estate operating expenses:
 Retail                                              2,854       2,751         1,090         894
 Residential                                         1,820       1,932           543         594
                                                --------------------------  -------------------------
              Totals                                 4,674       4,683         1,633       1,488
                                                --------------------------  -------------------------
Net operating income:                                                                    `
 Retail                                              6,166       5,897         1,907       2,091
 Residential                                         2,907       2,633         1,065         952
                                                --------------------------  -------------------------
              Totals                             $   9,073    $  8,530       $ 2,972      $3,043
                                                ==========================  =========================

Recurring capital improvements:
 Residential                                    $      209   $     325      $     85     $   123
                                                ==========================  =========================

Reconciliation to consolidated
  net income:
 Segment NOI                                     $   9,073    $  8,530       $ 2,972      $3,043
 Deferred rents - straight-lining                       266        301            79          99
 Net investment income                                  183        593            60         189
 Equity in income of affiliate                          197        118            88          56
 General and administrative expenses                  (349)      (291)          (131)        (90)
 Depreciation                                       (1,609)     (1,595)         (538)       (531)
 Discontinued operations                               (33)        (11)          (10)         11
 Financing costs                                    (3,661)     (4,074)       (1,220)     (1,300)

 Minority interest                                     (89)        (47)            3         (31)
                                                --------------------------  -------------------------

             Net Income                          $   3,978    $  3,524       $ 1,303      $1,446
                                                ==========================  =========================

Note 8- Contingency:
     In connection with FREIT's plans to develop 129 rental apartment units in Rockaway, NJ, FREIT posted an $80,000 Letter of Credit with the township to guarantee completion of certain improvements.

Note 9 - Subsequent event:
     On August 9, 2002, FREIT closed on the sale of its Sheridan Apartment property in Camden, NJ. The selling price of the property was $1,050,000 and resulted in a capital gain of approximately $475,000. FREIT's Board of Trustees declared a special long-term capital gain dividend of $.15 per share, which will distribute approximately all of the gain to shareholders. This dividend is payable on September 6, 2002 to shareholders of record on August 23, 2002 and will aggregate $467,936. The sale will not have a material financial affect on FREIT's future continuing operating results.

                                    #########

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates. The accounting policies and estimates used and outlined in FREIT's previously filed Form 10-K for the fiscal year ended 10/31/01 have been applied consistently for the nine and three months ended July 31, 2002.


In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adoped SFAS No.
144. On August 9,2002 FREIT sold its Camden, NJ property (see Note 9- Subsequent Event). FREIT has reclassified the Camden property to real estate held for sale and has reclassified the net income(loss)from the Camden property as Discontinued Operations for all periods presented. The gain on the sale will be reported as a component of discontinued operations during the quarter ending October 31, 2002. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of this property within the consolidated statements of income.


Results of Operations:
Nine Months and Quarters Ended July 31, 2002 and 2001
Net Income for the nine months ended July 31, 2002  ("Current  Year")  increased
12.9% to $3,978,000 on revenues of $14,900,000 compared to Net Income of $3,524,000 on revenues of $14,647,000 for the nine months ended July 31, 2001 ("Prior Year"). The $253,000 revenue increase is composed of increases in real estate operating revenues of $584,000 (4.2%), and a $79,000 (66.9%) increase in FREIT's equity in the earnings of its affiliate, offset by a $410,000 (-69.1%) reduction in Net Investment Income.

For the three months ended July 31, 2002 ("Current Quarter") Net Income decreased $142,000 (9.8%) to $1,304,000 on revenues of $5,012,000 compared to
Net Income for the three months ended July 31, 2001 ("Prior Quarter") of $1,446,000 on revenues of $5,036,000. Net Income was negatively impacted during the Current Quarter by the write-off of $190,000 of deferred expansion expenses incurred at the Olney center (See below).

RETAIL SEGMENT
NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes straight-lining of rents, depreciation and financing costs (See Note 7 to the condensed consolidated financial statements).

FREIT's retail properties consist of six (6) properties totaling approximately 685,000 sq. ft. Four are multi-tenanted shopping centers and two are single tenanted stores. Their operations are summarized below.


                         Retail Segment         Nine Months Ended                  Three Months Ended
                                                    July 31,                            July 31,
                                            2002              2001               2002                2001
                                            ----              ----               ----                ----
                                                           (in thousands of dollars)

Revenues
 Minimum & Percentage Rents                $6,871              $6,511              $2,330              $2,182
 Reimbursements                             2,060               1,996                 665                 671
 Other                                         89                 141                   2                 132
                                           ------              ------              ------              ------
  Total Revenues                            9,020               8,648               2,997               2,985
                                           ------              ------              ------              ------

Operating Expenses                          2,664               2,751                 900                 894
Expansion Costs Written-off                   190                                     190
                                           ------              ------              ------              ------
Total Expenses                              2,854               2,751               1,090                 894
                                           ------              ------              ------              ------
  Net operating income                     $6,166              $5,897              $1,907              $2,091
                                           ======              ======              ======              ======
Average Occupancy %                          97.1%               95.3%               96.7%               96.3%
                                           ======              ======              ======              ======


The increases in rental income for the Current Year (5.5%) and Current Quarter (6.8%) over the prior comparable periods are principally due to the higher average occupancy during the current periods coupled with scheduled rent increases.

Our retail tenant leases normally provide that tenants bear all or a portion of their pro rata share of most operating expenses, real estate taxes and insurance. These reimbursements vary since they are based on actual expenses incurred. During the Current Year and Current Quarter operating expenses and utility costs decreased by 25.6% and 24.9% when compared against operating expenses and utility costs for the Prior Year and Prior Quarter, principally a result of the mild 2001/2002 winter. These expense reductions were offset, in part, by increased real estate taxes and insurance costs.

Recent Events:
(A) Westwood Plaza S/C - Stop and Shop
As previously reported, Stop & Shop closed its 28,000 sq. ft. supermarket in Westwood Plaza Shopping Center and has continued fulfilling its rental obligations with no plans to reopen the store. Effective July 31, 2002 FREIT and Stop & Shop reached a Lease Termination Agreement whereby, in return for the termination of this below-market-rent lease at no cost to FREIT, FREIT has agreed to not lease or allow this space or any other space in the Shopping Center to be used for a supermarket or for a store using more than 15,000 sq.ft. for the sale of food or food products for off-premises consumption. This use restriction, less restrictive than the one in the Stop & Shop lease, shall expire on May 31, 2032, which corresponds with the expiration of the final option period contained in the Stop & Shop lease.

This 28,000 sq.ft. space is now vacant and not leased, but FREIT anticipates leasing this space to a non-food retailer(s) at rental rates we feel will be far in excess of the rent pursuant to the terminated Stop & Shop lease. We feel that the new rental rates will increase income, cash flow, and value. However, we expect to receive no rental income or expense reimbursements from this space from August 1, 2002 until sometime during the second calendar quarter of 2003- a revenue loss estimated at approximately $180,000.

(B) Olney Town Center - Expansion
Olney is a 98,900 sq. ft. neighborhood shopping center in Olney, MD. We planned an approximate 50,000 sq. ft. expansion and modernization subject to the expansion plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the acceptance of current tenants to be relocated in the expanded center. FREIT's Board of Trustees, based on the status of negotiations with certain current tenants, has determined that it is not likely the expansion will take place in the short-term, and that it will be more economical to defer the expansion / modernization to coincide with the expiration of particular current tenant leases in approximately seven years.

Through 7/31/02 approximately $270,000 had been expended and deferred for pre-construction development costs, building plans, and building permits. The Board of Trustees has decided to write-off all costs that cannot currently be recaptured although some of these costs may be usable when the expansion is undertaken. These costs, which aggregate $190,000, were written off during July 2002.

Occupancy at Olney remains unchanged at 92%, as the vacant space was being kept vacant pending the expansion. This vacant space, approximately 7,600 sq. ft., will now be available for leasing.

RESIDENTIAL SEGMENT
FREIT operates seven (7) multi-family apartment communities totaling 507 apartment units. The NOI of our continuing residential properties is summarized below


         Residential Segment                   Nine Months Ended          Three Months Ended
                                                    July 31,                   July 31,
                                               2002          2001          2002        2001
                                               ----          ----          ----        ----
                                                        (in thousands of dollars)

         Revenues
          Rents                             $   4,667     $  4,511       $ 1,587      $1,525
          Other                                    60           54            21          21
                                           ---------------------------  ------------------------
           Total Revenues                       4,727        4,565         1,608       1,546

         Operating Expenses                     1,820        1,932           543         594
                                           ---------------------------  ------------------------
           Net operating income:            $   2,907     $  2,633       $ 1,065     $   952
                                           ===========================  ========================

         Average Occupancy %                     96.4%        97.8%        96.8%        98.0%
                                           ===========================  ========================
         Recurring capital
           improvements                    $      209    $     325      $     85     $   123
                                           ===========================  ========================


Residential rents increased 3.5% to 4,667,000 for the Current Year from $4,511,000 for the Prior Year; and 4.1% to $1,587,000 for the Current Quarter from $1,525,000 for the Prior Quarter. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For instance, at our current rental rates and occupancy levels at 7/31/02, a 1% increase or decrease in average occupancy will cause an annual $63,000 increase or reduction in revenues. A 1% rental rate increase or decrease over the 7/31/02 average rental rates will increase or decrease annual revenues by $65,000.

While average occupancy declined modestly, average monthly rents have increased sufficiently to offset the occupancy decline. Average monthly rents have increased 4.7% for the Current Year over the Prior Year, and 4.3% for the Current Quarter over the Prior Quarter.

During the Current Year operating expenses decreased .6% from the Prior Year; and decreased 8.6% for the Current Quarter compared to the Prior Quarter. As a result of the mild winter, significant savings were experienced in the areas of snow removal costs and heating costs. As a percentage of revenue, operating expenses were 38.5% of revenue for the Current Year compared to 42.3% for the Prior Year.

We own 20 +/- acres of undeveloped land in Rockaway, NJ. Site plan approval has been received from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available in our institutional money market fund. Construction is expected to commence during late 2002 or early 2003, and is /expected to last twelve to eighteen months. Through 7/31/02, approximately $364,000 of pre-construction development costs have been expended and deferred.

SUBSEQUENT EVENT
On August 9, 2002, FREIT sold its Sheridan Apartment property in Camden, NJ. FREIT has owned and operated the property since 1964. The sale of the property will not have a material financial affect on FREIT's future operating results.

The selling price of the property was $1,050,000 and resulted in a capital gain of approximately $475,000. The Board of Trustees has declared a special capital gain dividend of $.15 per share, which will distribute approximately all of the gain to the shareholders. This dividend was paid on September 6, 2002 to shareholders of record on August 23, 2002.

The remaining sale proceeds have been retained by FREIT to increase its liquidity.

NET INVESTMENT INCOME
Net Investment Income is principally interest earned from our investments in Government Agency Bonds, and an Institutional Money Market fund, and from advances (now repaid) to related parties for the sale to them of a 25% interest in S&A Commercial Associates LP (which owns Olney). Earnings received from these sources for the nine and three months ended July 31, 2002 and 2001 are as follows:


                                                       Nine Months Ended                    Three Months Ended
                                                            July 31,                             July 31,
                                               ----------------------------------    ---------------------------------
                                                     2002             2001                2002             2001
                                                                       (thousands of dollars)
Government agency bonds and
  Money Market / Savings accounts               $         181     $       545         $         60    $       179
Related Party Loans                                                        48                                  10
Other                                                       2
                                               ----------------------------------    ---------------------------------
                                                $         183     $       593         $         60    $       189
                                               ==================================    =================================

As a result of the lower interest rate environment over the course of the last fiscal year, all of FREIT's higher yielding government agency bonds were called and the funds invested in an institutional money market and savings account. Our annualized yield on these funds was approximately 1.8% as of July 31, 2002. This interest rate yield reduction coupled with the repayment of the related party loan is expected to result in lower Net Investment Income during the current fiscal year when compared against the past year. (See "FINANCING COSTS" below for partial offsetting benefits.)

EQUITY IN INCOME OF AFFILIATE
FREIT's share of earnings of its 40% owned affiliate, Westwood Hills LLC, which owns a 210 unit apartment community in Westwood, NJ, increased 66.9% to $197,000 during the Current Year from $118,000 for the Prior Year; and increased 57.1% to $88,000 for the Current Quarter compared to $56,000 for the Prior Quarter. The increase is principally attributable to revenues for the Current Year increasing 5.3%, because of higher rents during the Current Quarter and expenses being 1.2% lower as a result of the mild winter. Average occupancy for the Current Year was 97.2% compared to 97.4% for the Prior Year.


FINANCING COSTS
Financing costs are summarized as follows:

                                                    Nine Months Ended                Three Months Ended
                                                         July 31,                         July 31,
                                             --------------------------------  -------------------------------
                                                   2002            2001             2002            2001
                                                                  (thousands of dollars)

                Fixed rate mortgages          $      3,342     $    3,392       $     1,110     $    1,127
                Floating rate mortgage                 310            680               106            172
                Other                                    9              2                 4              1
                                             --------------------------------  -------------------------------
                                              $      3,661     $    4,074       $     1,220     $    1,300
                                             ================================  ===============================

Financing Costs for the Current Year and Current Quarter decreased 10.1% and 6.2% respectively, when compared against financing costs for the Prior Year and Prior Quarter. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment this year compared to last year.

GENERAL ADMINISTRATIVE EXPENSES
Our G & A expenses increased to $349,000 during the Current Year from $291,000 during the Prior Year. During the Current Quarter, G & A expenses increased to $131,000 from $90,000 for the Prior Quarter. Professional fees accounted for the bulk of the increase

FUNDS FROM OPERATIONS ("FFO")
FFO is considered by many as a standard measurement of a REIT's performance. We compute FFO as follows (in thousands of dollars):


                                                               Nine Months Ended             Three Months Ended
                                                           7/31/02         7/31/01          7/31/02       7/31/01
                                                           -------         -------          -------       -------
                                                                                    ($000)
Net Income                                                  $ 3,978         $ 3,524         $ 1,304           1,446
Depreciation - Real Estate
    Including Discontinued Operations                         1,660           1,653             556             551

Amortization of Deferred Mtg Costs                               89              94              27              31
Discontinued Operations                                          33              11              10             (11)

Deferred Rents                                                 (266)           (301)            (79)            (99)
Capital Improvements - Apartments                              (209)           (325)            (85)           (123)
Project abandoned                                               190                             190               -
Minority Interest                                                89              47              (3)             31
Other                                                            25              80              36              54
                                                            -------         -------         -------        --------
                Total FFO                                   $ 5,589         $ 4,783         $ 1,956        $  1,880
                                                            =======         =======         =======        ========

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

LIQUIDITY AND CAPITAL RESOURCES
Our financial condition remains strong. Net Cash Provided By Operating Activities increased 2.6% to $4.8 million during the Current Year compared to $4.7 million for the Prior Year. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at 7/31/02 we had cash and cash equivalents totaling $13.8 million compared to $13.2 million (including Marketable Securities) at 10/31/01. These funds are available for construction, property acquisitions, and general needs.

As described in the segment analysis above, we are planning the construction of apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.

At July 31, 2002 FREIT's aggregate outstanding mortgage debt was $68.6 million. Approximately $57.8 million bears a fixed weighted average interest rate of 7.512%, and an average life of approximately 9 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets at our option every 30, 60 or 90 days. The rate in effect at 7/31/02 was 3.647%. This mortgage note was due at the end of March 2002, but was extended for one year. The fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                             Year          $ Millions
                             ----          ----------
                             2003           $  10.9
                             2005           $   6.6
                             2007           $  15.7
                             2010           $   9.2
                             2013           $   7.9
                             2014           $   9.6

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2002 and October 31, 2001:

                                                     July 31,        October 31,
                           (In Millions)               2002             2001
                           -------------               ----             ----

                           Fair Value                 $71.8             $71.7
                           Carrying Value             $68.6             $69.3

Fair values are estimated based on market interest rates at July 31, 2002 and October 31, 2001 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

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

$14 Million Line of Credit - On June 20, 2002,  FREIT finalized the terms of and
--------------------------
entered into a two-year $14 million revolving credit line with the Provident Bank. Draws against the credit line can be used for general corporate purposes, or for property acquisitions, construction activities, Letters-of-Credit, and other business purposes. Draws are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes, NJ, single tenanted retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be at set at the time of each draw, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90 day LIBOR rates at the time of the draws.

This line of credit increases FREIT's short-term liquidity giving it flexibility to pursue additional property acquisitions or development opportunities. There are no plans to utilize funds available under the credit line in the near term other than for Letters-of-Credit required from time-to-time in connection with FREIT's construction activities in Rockaway, NJ.

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

ACQUISITION

On April 10, 2002, FREIT entered into a joint venture agreement with H-TPKE, LLC, a group consisting primarily of Hekemian & Co., Inc. employees to become the Managing Member and acquire a 40% interest in a limited liability company formed to acquire a 320,000 square foot neighborhood shopping center in northern New Jersey. Total acquisition costs will approximate $33 million. Hekemian & Co., Inc. is currently involved in the due-diligence analysis, and is reviewing acquisition financing alternatives. The results will be submitted to the joint venture partners for their review and approval. If the due-diligence review proves satisfactory, the purchase will close during this calendar year. Depending on the mortgage acquisition-financing alternative selected, FREIT's 40% equity participation will be between $3.2 million and $4.2 million. These funds will be provided from FREIT's money market investments. Hekemian & Co., Inc. will be designated Managing Agent of the property.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" above.

                                     #######

PART II Other Information

Item 6. Exhibits and Reports on Form 8-K.

        Exhibit Index

      The following reports on Form 8-K are incorporated herein by reference

        Exhibit 99.1.   Certification
        -----------------------------

     (a) On June 7, 2002, FREIT filed a report on Form 8-K that included a copy of the press release that was sent to shareholders reporting FREIT's operating results for the quarter ended April 30, 2002 and announced the dividend for the second quarter.

     (b) On June 16, 2002, FREIT filed a report on Form 8-K which reported the finalization of a two-year revolving credit line with the Provident Bank.

Exhibit 10. Line of Credit

Exhibit 99.1 Certification

                                   SIGNATURES
                                   ----------

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


                               FIRST REAL ESTATE INVESTMENT
                               TRUST  OF  NEW  JERSEY
                               ----------------------
                                   (Registrant)


Date: September 13, 2002


                          BY: /s/ Robert S. Hekemian
                              --------------------------------------------------
                                    (Signature)
                              Robert S. Hekemian.
                              Chairman of the Board, Chief Executive
                              Officer, Trustee, and Financial/Accounting Officer