Form 10-K
period 2002-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2003-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended October 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
Yes   [ ]           No   [X]

The registrant is an equity real estate investment trust and shares without par value represent beneficial interests in the registrant. The aggregate market value of the registrant's shares of beneficial interest held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $58.4 million. Excluded from this calculation are shares of the registrant owned or deemed to be beneficially owned by the trustees and executive officers of the registrant, including shares with respect to which the trustees and executive officers disclaim beneficial ownership. 3,119,576 shares of beneficial interest were issued and outstanding as of January 27, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders to be held on April 15, 2003 are incorporated by reference in Part III of this Annual Report.

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


PART I
------

ITEM 1   BUSINESS

    (a)  GENERAL BUSINESS

First Real  Estate  Investment  Trust of New Jersey  ("FREIT")  is a real estate investment trust ("REIT") organized in New Jersey in 1961. FREIT acquires, develops and holds real estate properties for long-term investment and not for resale. Its investment portfolio contains multi family residential properties, retail properties, undeveloped land and a 40% equity interest in Westwood Hills, LLC ("Westwood Hills"), a New Jersey Limited Liability Company, which owns a 210 unit apartment complex, and a 40% equity interest in Wayne PSC, LLC ("WaynePSC"), a New Jersey Limited Liability Company, which owns, effective as of November 1, 2002, a 323,000 +/- sq. ft. Community Shopping Center. All but three of FREIT's properties are located in New Jersey. See the tables in "Item 2 Properties - Portfolio of Investments".

FREIT's long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to shareholders, and (iii) increase the overall value of FREIT's portfolio. FREIT's investments may take the form of wholly owned fee interests or, if the circumstances warrant, on a joint venture basis with other parties provided FREIT would be able to maintain management control over the property. While FREIT's general investment policy is to hold and maintain its properties long-term, it may, from time-to-time, sell or trade certain properties that it feels no longer meets its investment criteria, and reinvest in other properties which offer greater growth potential.


     Fiscal Year 2002 Developments


(i) Financing
-------------

(a) On June 20, 2002, First Real Estate Investment Trust of New Jersey ("FREIT") obtained a two-year $14 million revolving credit line with The Provident Bank. Draws against the credit line can be used for general corporate purposes, or for property acquisitions, construction activities, and Letters-of-Credit. Draws are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes NJ, single tenanted retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90 day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90 day LIBOR rates at the time of the draws.

We plan to use the credit line opportunistically, for future acquisitions and/or development opportunities. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(b) During November 2002, FREIT renegotiated the terms of the first mortgage note on FREIT's retail property in Patchogue, NY. The mortgage note, which had an outstanding principal balance of $6.9 million, was due on January 1, 2005, and carried a fixed interest rate of 7.375%. The principal balance was not increased, but the due date has been extended three years (3) and the interest rate was reduced to 5.95% fixed.

(ii) ACQUISITION

On November 1, 2002 WaynePSC, in which FREIT is the managing member, and has a 40% equity interest, acquired the Preakness Shopping Center ("Preakness"), in Wayne, NJ.

Preakness, situated on 40 acres, is a 323,000 +/- sq. ft. community center that is anchored by Macy's and Stop & Shop, (under construction). Its 40+ other tenants include well-known regional and national retail merchants such as Dress Barn, Starbucks, 9 West, Annie Sez, Radio Shack, Bath & Body Works, Mandee's, and Good Year Tire. The center also includes branches of the First Union and Commerce Bank, and a multiplex Clearview Movie Theater.

The total acquisition costs of $35.5 million were financed in part by a $26.5 million, 6% fixed interest rate, ten year first mortgage loan, and by $9 million of equity contributions provided pro rata by the members of WaynePSC, with FREIT's capital contribution being $3.6 million. No additional capital contributions from the members are contemplated.

(iii) ASSET DISPOSITION

On August 9, 2002 FREIT sold its Sheridan Apartment property in Camden, NJ. FREIT had owned and operated the property since 1964. The sale of the property will not have a material financial affect on FREIT's future operating results.

The selling price of the property was $1,050,000 and resulted in a capital gain of approximately $475,000. The Board of Trustees declared a special capital gain dividend of $.15 per share, which distributed approximately all of the gain to the shareholders. This dividend was paid on September 6, 2002 to shareholders of record on August 23, 2002. . See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."



(iv) DEVELOPMENT

We own approximately 20 +/- acres of undeveloped land in Rockaway, NJ. Building plan approval has been received from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we
will finance,  in part,  from  construction   and, in part,  from funds
available from our institutional money market investments. Subject to the receipt of our water allocation and other ministerial approvals from the Township, construction is expected to commence during the summer of 2003 and is expected to last twelve to eighteen months.

Olney is a 98,900 sq. ft. neighborhood shopping center in Olney, MD. We planned an approximately 50,000 sq. ft. expansion and modernization subject to the plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the acceptance of current tenants to be relocated in the expanded center. FREIT's Board of Trustees, based on the status of negotiations with certain current tenants, has determined that it is not likely the expansion will take place in the short-term, and that it will be more economical to defer the expansion / modernization to coincide with the expiration of particular current tenant leases in approximately seven years.


     (b) Financial Information about Segments

FREIT has two reportable segments: Retail Properties and Residential Properties. These reportable segments have different customers and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2002 is incorporated by reference to Note 13, "Segment Information" on pages F-18 and F-19 of the Consolidated Financial Statements

     (c) Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT's developed properties include residential apartment communities and retail properties that consist of multi and single tenanted properties. Our properties are located principally in New Jersey, with the exception of the Westridge Square Shopping Center located in Frederick, Maryland, the Olney Town Center ("Olney") Shopping Center located in Olney Maryland, and the Pathmark supermarket super store located on Long Island. We also currently own approximately 56.5 acres of unimproved land in New Jersey. See "Item 2 Properties - Portfolio of Investments".

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

From time to time, FREIT has sold, and may sell again in the future, certain of its properties in order to (i) obtain capital used or to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which FREIT has determined or determines are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

We do not hold any patents, trademarks or licenses.

     Portfolio of Real Estate Investments

At October 31, 2002, FREIT's real estate holdings included (i) seven (7) apartment buildings or complexes containing 507 rentable units, (ii) six (6) retail properties containing approximately 685,000 square feet of leasable space, including two (2) single tenant stores, and (iii) three (3) parcels of undeveloped land consisting of approximately 56.5 acres. With the exception of Olney, which is owned by S And A Commercial Limited Partnership ("S&A"), in which FREIT has a 75% ownership interest, FREIT wholly owns all such properties in fee simple. See "Item 2 Properties - Portfolio of Investments" of this Annual Report for a description of FREIT's separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT's business. In addition, FREIT holds a 40% membership interest in Westwood Hills, that owns an apartment complex containing 210 rentable units, and a 40% membership interest in WaynePSC that owns, effective November 1, 2002, a 323,000 +/- sq. ft. Community Shopping Center. See "Investment in Affiliates."

     Investment in Affiliates

In May 1994, we acquired a forty percent (40%) membership interest in Westwood Hills that owns and operates a 210-unit residential apartment complex located in Westwood, New Jersey. FREIT is the Managing Member of Westwood Hills, and Hekemian & Co., Inc. ("Hekemian") is the managing agent of the property. See "Management Agreement." In December 1998, Westwood Hills refinanced its mortgage loan. In connection with the refinancing, Robert S. Hekemian, Chairman of the Board of FREIT and a member of Westwood Hills, provided a personal guarantee in certain limited circumstances. FREIT, and all other members, have indemnified Mr. Hekemian, to the extent of their ownership % in Westwood Hills, with respect to this guaranty. The holder of this first mortgage has agreed to increase the loan, via a second mortgage, which will run co-terminus with the first mortgage loan - approximately 11 years. The second mortgage loan amount will be approximately $3.4 million and will bear interest at a fixed rate of 6.18%. This additional financing is expected to close in January 2003. FREIT will receive 40% of the net financing proceeds, further adding to its liquidity.



     Employees

FREIT did not have any full-time employees until December 26, 2001. On that date all employees of Hekemian (approximately eighteen) who work solely at FREIT properties became employees of FREIT. The transfer simplified bookkeeping and has not resulted in any additional costs to FREIT. Prior to the transfer date, FREIT reimbursed Hekemian for the payroll and related costs for these employees. FREIT currently has eleven (11) employees.

Mr. Robert S. Hekemian, Chairman of the Board. Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John
A. Aiello, Secretary and Executive Secretary are the Executive Officers of FREIT. Mr. Hekemian devotes approximately forty to fifty percent (40% - 50%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately five percent (5%) of his business activities to FREIT. See "Item 4A - Executive Officers of FREIT." Hekemian has been retained by FREIT to manage FREIT's properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT's properties. See "Management Agreement."



     Management Agreement

On April 10, 2002 FREIT and Hekemian executed a new Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement runs from November 1, 2001 to October 31, 2003. The April 10, 2002 Management Agreement replaces the Management Agreement dated December 20, 1961 as extended. The salient provisions of the new Management Agreement are as follow: FREIT continues to retain the Managing Agent as the exclusive management and leasing agent for properties which FREIT presently owns and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties hereafter acquired and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. The Managing Agent is no longer the exclusive advisor for FREIT to locate and recommend to FREIT investments, which the Managing Agent deems suitable for FREIT, and is no longer required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The new Management Agreement includes a detailed schedule of fees for those services, which the Managing Agent may be called upon to perform. The new
Management Agreement provides for a termination fee in the event of a termination or non-renewal of the agreement under certain circumstances.

Pursuant to the terms of the new Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such services. See "First Real Estate Investment Trust of New Jersey Notes to Consolidated Financial Statements - Note 8".

Mr.  Hekemian,  Chairman of the Board and a Trustee of FREIT, is the Chairman of
the  Board  and  Chief  Executive   Officer  of  Hekemian.   Mr.  Hekemian  owns
approximately 3.5% of all of the issued and outstanding shares of Hekemian.





     Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2002, FREIT's aggregate outstanding mortgage debt was $68.4 million with an average interest cost on a weighted average basis of 6.882%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in "Item 2 Properties - Portfolio of Investments" for the outstanding mortgage balances at October 31, 2002 with respect to each of these properties.

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

FREIT is subject to the normal risks associated with debt financing, including the risk that FREIT's cash flow will be insufficient to meet required payments of principal and interest; the risk that indebtedness on its properties will not be able to be renewed, repaid or refinanced when due; or that the terms of any renewal or refinancing will not be as favorable as the terms of the indebtedness being replaced. If FREIT were unable to refinance its indebtedness on acceptable terms, or at all, FREIT might be forced to dispose of one or more of its properties on disadvantageous terms which might result in losses to FREIT. These losses could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt. If a property is mortgaged to secure payment of indebtedness and FREIT is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to FREIT. Further, payment obligations on FREIT's mortgage loans will not be reduced if there is a decline in the economic performance of any of FREIT's properties. If any such decline in economic performance occurs, FREIT's revenues, earnings, and funds available for distribution to shareholders would be adversely affected.

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2002 the following table lists the ten largest retail tenants, which account for approximately 61% of FREIT's retail rental space and 53.8% of fixed retail rents.

         --------------------------------------------------------------------
                   Tenant                        Center               Sq. Ft.
         --------------------------------------------------------------------
         Burlington Coat Factory             Westridge Square         85,992
         Kmart Corporation (1)               Westwood Plaza           84,254
         Pathmark Stores                     Patchoque                63,932
         Giant Of Maryland                   Westridge Square         55,330
         Stop & Shop (2)                     Franklin Crossing        42,173
         Westridge Cinema (Hoyts)            Westridge Square         27,336
         Holiday Productions                 Olney Town Center        23,930
         Craft Country Inc.                  Olney Town Center        15,701
         Fitness World Golden Mile LLC       Westridge Square         13,006
         American Woman Figure Salons        Westwood Plaza            8,000
         --------------------------------------------------------------------


(1) On January 21, 2002 Kmart Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the below market rent they are paying for their space, it is highly unlikely that FREIT will suffer any rent loss. We anticipate that Kmart will keep this space or assign their lease to another tenant. Since its Chapter 11 filing Kmart has continued operating its store and has been in full compliance with the terms of its lease.

(2)  Successor tenant to Grand Union.

Westwood Plaza S/C - Stop and Shop: As previously reported, Stop & Shop closed its 28,000 sq. ft. supermarket in Westwood Plaza Shopping Center and continued fulfilling its rental obligations with no plans to reopen the store. Effective
July 31, 2002 FREIT and Stop & Shop reached a Lease Termination Agreement whereby, in return for the termination of this below-market-rent lease at no cost to FREIT, FREIT has agreed to not lease or allow this space or any other space in the Shopping Center to be used for a supermarket or for a store using more than 15,000 sq.ft. for the sale of food or food products for off-premises consumption. This use restriction shall expire on May 31, 2032, which corresponds with the expiration of the final option period contained in the Stop & Shop lease. While this 28,000 sq.ft. space is now vacant and not leased, FREIT is negotiating with a non-food retailer for the space. The proposed terms of the lease are for a ten (10) year initial term at market rental rates and pro rata reimbursement of real estate taxes and CAM. The lease will have three (3) five
(5) year renewal options. FREIT will invest approximately $1 million (including tenant allowances) in the space. FREIT will fund these amounts from its money market funds. The rental income to be generated from this proposed lease will be far in excess of the rent pursuant to the terminated Stop & Shop lease. The income from this proposed lease will increase income, cash flow, and value. However, we will receive no rental income or expense reimbursements from this space from termination date of the Stop & Shop lease until sometime during the second calendar quarter of 2003 when the proposed new tenant opens for business, a revenue loss estimated at approximately $180,000.



     (C) Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our retail properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's retail properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings; FREIT's ability to service its debt; and FREIT's ability to make expected distributions to its shareholders, could be adversely affected. There are no leases, which FREIT considers material or significant in terms of any single property which expired during the fiscal year 2002 (with the exception of the Stop & Shop lease at Westwood Plaza discussed above) or which is scheduled to expire in the fiscal year 2003.

     (D) Illiquidity of Real Estate Investments; Possibility that Value of FREIT's Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT's interest in its affiliates, Westwood Hills and Wayne PSC, are subject to transfer constraints imposed by the operating agreements, which govern FREIT's investment in these affiliates. Even without such restrictions on the transfer of its interest, FREIT believes that there would be a limited market for its interest in these affiliates.

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

     (ii) Westwood Plaza Shopping Center, Westwood, N.J.

This property is in a HUD Flood Hazard Zone and serves as a local flood retention basin for part of Westwood, New Jersey. FREIT maintains flood insurance in the amount of $500,000 for the subject property which is the maximum available under the HUD Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods.

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

FREIT has conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey; and residential apartment properties located in Lakewood, Palisades Park and Hasbrouck Heights, New Jersey. Except as noted in subparagraph (iii) above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable Federal or state law or regulation.

b) FREIT has determined that several of its properties contain lead based paint ("LBP"). FREIT is in compliance with all Federal, state and local requirements as they pertain to LBP.

FREIT does not believe that the environmental conditions described in subparagraphs (i) - (iv) above will have a materially adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

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

Apartment Properties as of October 31, 2002:
-------------------------------------------

                                                                                      Mortgage        Depreciated Cost
                                                                                      Balance         of Buildings and
Property and Location           Year Acquired     No.of Units     Occupancy Rate      (000's)         Equipment (000's)
--------------------------     ---------------   -------------   ----------------     --------        -----------------
Lakewood Apts
Lakewood, NJ                        1962             40               97.5%              None (1)           $   104

Palisades Manor                     1962             12              100.0%              None               $    48
Palisades Park, NJ

Grandview Apts
Hasbrouck                           1964             20               90.0%              None (1)           $   116
  Heights, NJ

Heights Manor
Spring Lake Heights, NJ             1971             79               96.2%              $ 3,528            $   526

Hammel Gardens
Maywood, NJ                         1972             80               95.0%              $ 3,720            $   869

Steuben Arms
River Edge, NJ                      1975            100               95.0%              $ 5,127            $ 1,284

Berdan Court
Wayne, NJ                           1965            176               94.9%              $10,505            $ 1,642

Westwood Hills
Westwood, NJ (2)                    1994            210               94.3%              $14,794            $13,519


(1) Security for draws against FREIT's Credit Line. As at October 31, 2002 there were no draws outstanding

(2) FREIT owns a 40% equity interest in Westwood Hills. See "Item 1(c) - Investment in Affiliate."


Retail Properties as of October 31, 2002:
----------------------------------------
                                                                                     Mortgage
                                                Leasable Space     Occupancy        Balance or     Depreciated Cost
                                    Year        - approximate     (% of Rate         Bank Loan     of Buildings and
Property and Location              Acquired      Square Feet      Square Feet)        (000's)      Equipment (000's)
------------------------------- -------------- ---------------- ----------------- --------------- ------------------

Franklin Crossing                   1966(2)        87,041            99.5%             None (1)        $ 9,881
Franklin Lakes, NJ

Westwood Plaza
Westwood, NJ (4)                    1988           173,854           83.1%             $10,052         $10,692

Westridge Square
Frederick, Maryland                 1992           256,620            97.8%            $17,661         $22,055

Pathmark Super Store
Patchogue, New York                 1997           63,932             100%             $ 6,914         $ 9,868

Glen Rock, NJ                       1962            4,800               0%             None (1)        $    34

Olney Town Center (3)
Olney, Maryland                     2000           98,848            92.3%             $10,886         $14,795


(1) Security for draws against FREIT's Credit Line. As at October 31, 2002 there were no draws outstanding.

(2) The original 33,000 square foot shopping center was replaced by a new 87,041 square foot center,which opened in October 1997.

(3) FREIT owns a 75% equity  interest in S And A.

(4) See Footnote (3) to Table of Largest Tenants.

Vacant Land as of October 31, 2002:


                                                                  Permitted Use                    Mortgage Balance
                                                                  per Local        Acreage per     or Bank Loan
Location                          Acquired        Current Use     Zoning Laws      Parcel          (000's)
------------------------------- -------------- ---------------- ----------------- --------------- ------------------

Franklin Lakes, NJ                1966            None            Residential      4.27            None

Rockaway, NJ (1)                  1964/1963       None            Multi Family /   19.26           None
                                                                    Retail

South Brunswick, NJ               1964            Principally     Industrial       33              None
                                                  leased as
                                                  farmland
                                                  qualifying for
                                                  state farmland
                                                  assessment tax
                                                  treatment

(1) FREIT has received approval for the construction of 129 garden apartment units on this land.




FREIT believes that it has a diversified portfolio of residential and retail properties. FREIT's business is not materially dependent upon any single tenant or any one of its properties. The following Table lists FREIT's properties that have contributed 15% or more of FREIT's total revenue in one or more of the last three (3) fiscal years.


Percent Contribution to Revenues

                                              Fiscal Years
                                    --------------------------------
                                          2002    2001    2000
                                          ----    ----    ----
               Westridge Square          20.5%    19.1%   21.2%

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

Except for the Pathmark supermarket super store located in Patchogue, Long Island, and the single tenant store located in Glen Rock, New Jersey, which is currently vacant, all of FREIT's retail properties have multiple tenants.

FREIT's retail shopping center properties have seven (7) anchor / major tenants, that account for approximately 55% of the space leased. The balance of the space is leased to eighty-three (83) satellite tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:



                                                                                    No. of
                                Net Leasable                                        Satellite
     Shopping Center            Space                Anchor/Major Tenants           Tenants
     ------------------------------------------------------------------------------------------

     Westridge Sq.              254,970              Giant Supermarket                 25
      Frederick, MD                                  Burlington Coat Factory
                                                     Hoyts Cinema Corporation

     Franklin Crossing           87,868              Stop & Shop                       17
      Franklin Lakes, NJ

     Westwood Plaza             173,875              Kmart Corporation                 20
      Westwood, NJ

     Olney Town Center           98,848              Holiday Productions (Cinema)      21
      Olney, MD                                      Craft Country
     ------------------------------------------------------------------------------------------


With respect to most of FREIT's retail  properties,  lease terms range from five
(5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT's retail properties averaged a 95.6% occupancy rate with respect to FREIT's available leasable space

Leases for FREIT's apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 97.2% occupancy rate with respect to FREIT's available apartment units.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of FREIT's 2002 fiscal year.

ITEM 4A EXECUTIVE OFFICERS OF FREIT

The executive officers of FREIT as of January 27, 2003 are listed below. Brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information, which follows the table.

As a result of Hekemian being responsible for managing the day-to-day operations of FREIT's properties, the executive officers are not required to devote a significant part of their business activities to their duties as executive officers of FREIT. See "Item 1(c) Narrative Description of Business - Management Agreement". Except for Mr. Aiello, Secretary and Executive Secretary of FREIT, each of the executive officers is also a Trustee of FREIT.

   The executive officers of FREIT are as follows:


   Name                       Age                   Position
   ----                       ---                   --------

   Robert S. Hekemian         71           Chairman of the Board and
                                           Chief Executive Officer

   Donald W. Barney           62          President,  Treasurer and
                                          Chief Financial Officer

   John A. Aiello             53          Secretary and Executive Secretary


Robert S. Hekemian has been active in the real estate industry for more than forty-nine (49) years. Mr. Hekemian has served as Chairman of the Board and Chief Executive Officer of FREIT since 1991, and as a Trustee since 1980. From 1981 to 1991, Mr. Hekemian was President of FREIT. Mr. Hekemian directly devotes approximately forty to fifty percent (40% - 50%) of his time to execute his duties as an executive officer of FREIT. Mr. Hekemian is also the Chairman of the Board and Chief Executive Officer of Hekemian. See "Item 1(c) Narrative Description of Business - Management Agreement." Mr. Hekemian is a Director of the Pascack National Bank. Mr. Hekemian is also a director, partner and officer in numerous private real estate corporations and partnerships

Donald W. Barney has served as President of FREIT since 1993, as a Trustee since 1981, and was elected Treasurer and Chief Financial Officer in January 2003. Mr. Barney devotes approximately fifteen percent (15%) of his time to execute his duties as an executive officer of FREIT. Mr. Barney was associated with Union Camp Corporation, a diversified manufacturer of paper, packaging products, chemicals, and wood products, from 1969 through December 31, 1998, as Vice President and Treasurer. Mr. Barney was a director of Ramapo Financial Corporation until it was acquired, in May 1999 by another financial institution, and is a partner and director in several other private real estate investment companies.

John A. Aiello, Esq. an attorney, was elected to serve as the Executive Secretary of FREIT in August 2002, and as Secretary in January 2003. Mr. Aiello devotes approximately five percent (5%) of his time to execute his duties as an executive officer of FREIT. Beginning in 1974, Mr. Aiello has spent his entire career with the law firm of Giordano Halleran & Ciesla, P.C. ("GH&C"), with offices in Middletown and Trenton, NJ. Mr. Aiello is an officer and shareholder of GH&C. Mr. Aiello is Chairman of GH&C's Corporate and Securities Department, and his practice focuses on corporate law, corporate finance, securities, mergers, and acquisitions. Mr. Aiello succeeded Christopher W. McGarry who resigned his positions as Executive Secretary and Treasurer of FREIT in June of 2002.

PART II

ITEM 5 MARKET FOR FREIT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the "Shares"). The Shares represent FREIT's only authorized, issued and outstanding class of equity. As of January 27, 2003 there were approximately 500 holders of record of the Shares.

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



                                                      High      Low
                                                      ----      ---
         Fiscal Year Ended October 31, 2002
         ----------------------------------
         First Quarter                                $ 23      $ 21-1/2
         Second Quarter                               $ 24      $ 21-1/2
         Third Quarter                                $ 21-3/4  $ 21
         Fourth Quarter                               $ 28      $ 24

                                                      High      Low
                                                      ----      ---
         Fiscal Year Ended October 31, 2001
         ----------------------------------
         First Quarter                                $ 19      $ 14-3/4
         Second Quarter                               $ 17-1/4  $ 15-1/2
         Third Quarter                                $ 19      $ 15-1/2
         Fourth Quarter                               $ 18-1/2  $ 15-1/2




The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid quotations is Janney Montgomery Scott, Inc., members of the New York Stock Exchange and other national securities exchanges.

     Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT's Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees' present policy is to distribute annually at least ninety percent (90%) of FREIT's REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 2002 and fiscal 2001, FREIT paid or declared aggregate total dividends of $1.72 and $1.38 per share, respectively, to the holders of Shares. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders".





     Securities Authorized for Issuance Under Equity Compensation Plans

See table included in "Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 6 SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2002 are derived from financial statements that have been audited and reported upon by J.H. Cohn LLP, independent public accountants for FREIT. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and with FREIT's consolidated financial statements and related notes included in this Annual Report.



       BALANCE SHEET DATA:
       As At October 31,                              2002              2001         2000          1999          1998
                                                      ----              ----         ----          ----          ----
                                                                                (in thousands)
       Total Assets                                 $96,032          $ 96,495     $ 96,781       $ 84,428      $71,275
                                                    ========         =========    =========      =========     =======

       Long-Term Obligations                        $68,393          $ 69,354     $ 70,214       $ 60,071      $47,853
                                                    ========         =========    =========      =========     =======

       Shareholders' Equity                         $21,903          $ 21,588     $ 21,144       $ 20,520      $20,362
                                                    ========         =========    =========      =========     =======

       Weighted average shares outstanding:
         Basic                                        3,120             3,120        3,120          3,120        3,120
                                                    ========         =========    =========      =========     =======
         Diluted                                      3,233             3,133        3,120          3,120        3,120
                                                    ========         =========    =========      =========     =======



INCOME STATEMENT DATA:
Year Ended October 31,                                   2002          2001         2000           1999           1998
                                                         ----          ----         ----           ----           ----
                                                                    (in thousands, except per share data)
REVENUES:
Revenues from real estate operations                   $18,626      $ 18,062     $ 16,610     $ 14,435          $13,687

Net investment income                                      250           683          834          742                6

Equity in earnings (loss) of affiliate                     269           190          173          (52)             212
                                                     ---------     ---------   ----------   ----------        ---------
                                                        19,145        18,935       17,617       15,125           13,905
                                                     ---------     ---------   ----------   ----------        ---------
EXPENSES:
Real estate operations                                   6,056         6,107        5,306        4,800            4,583
Financing costs                                          4,873         5,356        5,165        4,620            3,763
General and administrative expenses                        643           539          365          401              309
Depreciation                                             2,153         2,138        1,914        1,642            1,576
Minority interest                                          137            85           31
                                                     ---------     ---------   ----------   ----------        ---------
                                                        13,862        14,225       12,781       11,463           10,231
                                                     ---------     ---------   ----------   ----------        ---------

Income from continuing operations                        5,283         4,710        4,836        3,662            3,674
Income (loss) from discontinued operations                 398*          (10)         (77)          53               11
                                                     ---------     ---------   ----------   ----------        ---------
Net income                                              $5,681       $ 4,700      $ 4,759      $ 3,715           $3,685
                                                     =========     =========   ==========   ==========        =========
* Includes gain on disposal of $475,000.

Basic earnings (loss) per share:
 Continuing operations                               $    1.69     $    1.51   $     1.55   $     1.17        $    1.18
 Discontinued operations                                  0.13             -        (0.02)        0.02                -
                                                     ---------     ---------   ----------   ----------        ---------
    Total                                            $    1.82     $    1.51   $     1.53   $     1.19        $    1.18
                                                     =========     =========   ==========   ==========        =========

Diluted earnings (loss) per share:
 Continuing operations                               $    1.63     $    1.50   $     1.55   $     1.17        $    1.18

 Discontinued operations                                  0.12             -        (0.02)        0.02                -
                                                     ---------     ---------   ----------   ----------        ---------
    Total                                            $    1.75     $    1.50   $     1.53   $     1.19        $    1.18
                                                     =========     =========   ==========   ==========        =========

Cash Dividends Declared Per
   Common Share                                      $    1.72     $    1.38      $  1.33  $      1.13        $    1.06
                                                     =========     =========   ==========  ===========        =========


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



Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned affiliate, Westwood Hills, which owns a residential apartment property. Beginning in fiscal 2003, we will also receive income from our 40% owned affiliate WaynePCS that owns the Preakness shopping center. Our policy has been to acquire real property for long-term investment.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "Critical Accounting Policies." The SEC defines Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to our Consolidated Financial Statements which are presented elsewhere in this Annual Report, have been applied consistently as at October 31, 2002 and 2001, and for the years ended October 31, 2002, 2001 and 2000. We believe that the following accounting policies or estimates requires the application of Management's most difficult, subjective, or complex judgments:

Revenue Recognition: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Straight-line rents represent unbilled rents receivable to the extent straight-line rents exceed current rents billed in accordance with lease agreements. Before FREIT can recognize revenue, it is required to assess, among other things, its collectibility. If we incorrectly determine the collectibility of revenue, our net income and assets could be overstated.

Valuation of Long-Lived Assets: We periodically assess the carrying value of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. When FREIT determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by FREIT's management. While we believe that our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. On August 9, 2002 FREIT sold its Camden, NJ property. FREIT has reclassified the net income (loss) from the operation of the property as Discontinued Operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of this property within the consolidated statements of income. The results of this reclassification can be seen in "ITEM 6 SELECTED FINANCIAL DATA" above and in the Consolidated Financial Statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K.

Since we feel that net income from continuing operations (which excludes the operations of the Camden property) is the most significant element of net income, all references and comparisons refer to this item unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated), refer to earnings per share from continuing operations, and have been adjusted to reflect the one-for-one share dividend paid in October 2001.

Results of Operations:
Fiscal Years Ended October 31, 2002 and 2001

Revenues for the year ended October 31, 2002 increased $210,000 or 1.1% over last year's revenues. The components of the increase are summarized in this chart:

                                          Year Ended
                                          October 31,      Increase   (Decrease)
                                      -----------------------------    ---------
                                                     (in thousands)
                                      -----------------------------
        Revenue Item                  2002           2001       $            %
        ------------                  ----           ----       -            -
        Real estate operations      $ 18,626      $ 18,062   $  564        3.1%
        Equity in income
           of affiliate                  269           190       79       41.6%
        Investment income                250           683     (433)     -63.4%
                                    --------      --------   ------      -----
                                    $ 19,145      $ 18,935   $  210        1.1%
                                    ========      ========   ======      =====


The increases in income from real estate operations, and from our equity in the earnings of our affiliate, were significantly offset by the reduction in net investment income.

Income from continuing operations increased $573,000 (12.2%) to $5,283,000 for the year ended October 31, 2002 ("this year") compared to $4,710,000 for the year ended October 31, 2001 ("last year").


RETAIL SEGMENT

The following table sets forth comparative operating data for FREIT's Retail properties:

        Retail Segment
                                              Year Ended
                                              October 31,            Increase  (Decrease)
                                        -------------------------------------  ----------

                                          2002          2001            $           %
                                          ----          ----            -           -
                 Revenues                         (in thousands)
        Minimum & percentage rents      $ 9,219       $ 8,751       $   468         5.3%

        Reimbursements                    2,664         2,621            43         1.6%

        Other                                78           150           (72)      -48.0%
                                        -------       -------         -------   ---------
        Total revenue                    11,961        11,522           439         3.8%

        Operating expenses                3,610         3,617            (7)       -0.2%

                                        -------       -------       -------        ----
        Net operating income            $ 8,351       $ 7,905       $   446         5.6%
                                        =======       =======       =======         ===

        Average occupancy %                96.2%         95.8%                     0.40%


Retail rental revenue increased by 3.8% for the year ended October 31, 2002 to $11.9 million from $11.5 million last year. Minimum and percentage rents, however, increased 5.3%. This increase results principally from higher average occupancy. This year's higher occupancy also added to the increase in expenses reimbursed by tenants. The higher revenues and lower operating expenses (principally because of last year's mild winter) resulted in net operating income increasing 5.6% to $8,351,000 this year compared to $7,905,000 last year.

Westwood Plaza Shopping Center, Westwood, NJ:
On January 21, 2002 Kmart Corporation, a major tenant in our Westwood Shopping Center, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the below market rent they are paying for their space, it is highly unlikely that FREIT will suffer any rent loss. Since its Chapter 11 filing, Kmart has continued operating its store and has been in full compliance with the terms of their lease. We anticipate that Kmart will keep this space or assign their lease to another tenant.

Westwood Plaza S/C - Stop and Shop: As previously reported, Stop & Shop closed its 28,000 sq. ft. supermarket in Westwood Plaza Shopping Center and continued fulfilling its rental obligations with no plans to reopen the store. Effective
July 31, 2002 FREIT and Stop & Shop reached a Lease Termination Agreement whereby, in return for the termination of this below-market-rent lease at no cost to FREIT, FREIT has agreed to not lease or allow this space or any other space in the Shopping Center to be used for a supermarket or for a store using more than 15,000 sq.ft. for the sale of food or food products for off-premises consumption. This use restriction shall expire on May 31, 2032, which corresponds with the expiration of the final option period contained in the Stop & Shop lease. While this 28,000 sq.ft. space is now vacant and not leased, FREIT is negotiating with a non-food retailer for the space. The proposed terms of the lease are for a ten (10) year initial term at market rental rates and pro rata reimbursement of real estate taxes and CAM. The lease will have three (3) five
(5) year renewal options. FREIT will invest approximately $1 million (including tenant allowances) in the space. FREIT will fund these amounts from its money market funds. The rental income to be generated from this proposed lease will be far in excess of the rent pursuant to the terminated Stop & Shop lease. The income from this proposed lease will increase income, cash flow, and value. However, we will receive no rental income or expense reimbursements from this space from termination date of the Stop & Shop lease until sometime during the second calendar quarter of 2003 when the proposed new tenant opens for business, a revenue loss estimated at approximately $180,000.

Olney Expansion
Olney is a 98,900 sq. ft. neighborhood shopping center. We planned an approximately 50,000 sq. ft. expansion and modernization subject to the plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the acceptance of current tenants to be relocated in the expanded center. FREIT's Board of Trustees, based on the status of negotiations with certain current tenants, has determined that is not likely the expansion will take place in the short-term, and that it will be more economical to defer the expansion / modernization to coincide with the expiration of particular current tenant leases in approximately seven years.

Through July 31, 2002 approximately $270,000 had been expended and deferred for pre-construction development costs, building plans and building permits. The Board of Trustees has decided to write-off all costs that cannot currently be recaptured although some of these costs may be usable when the expansion is undertaken. These costs, which aggregate $190,000, were written off in July 2002. The charge is not included in the operations of the Retail Segment, but was charged to General Expense, as it not considered part of on-going operations.

Occupancy at Olney remains unchanged at 92%, as the vacant space was being kept vacant pending the expansion. This vacant space, approximately 7,600 sq. ft., is now available for leasing.


RESIDENTIAL SEGMENT

                 Residential Segment
                                                        Year Ended
                                                        October 31,           Increase (Decrease)
                                                    -----------------------   -------------------
                                                     2002         2001           $           %
                                                     ----         ----           -           -
                                                             (in thousands)
                                                    --------------------------------      ------
                         Revenues
                         Rents                      $6,261       $6,058       $  203        3.4%
                         Other                          77           72            5        6.9%
                                                    ------       ------       ------      ------
                         Total revenue               6,338        6,130          208        3.4%


                         Operating expenses          2,445        2,495          (50)      -2.0%

                         Net operating income       $3,893       $3,635       $  258        7.1%
                                                    ======       ======       ======      ======
                         Capital Improvements       $  378       $  429      ($   51)     -11.9%
                         Average occupancy %         96.8%        97.7%                    -0.9%

Residential revenue increased 3.4% to $6.3 million from $6.1 million last year The combination of increased revenues and reduced operating expenses helped raise net operating income 7.1% over last year. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For the year ended October 31, 2002, annual average occupancy was 96.8% and annual average monthly apartment rents were $1,056. This compares to last year's annual average occupancy of 97.7% and annual average monthly rents of $1,008. This 4.7% increase in average monthly rents more than offset the slight decline in average occupancy. However, we are now feeling the effect of the slow economy. During the fourth quarter we have been experiencing resistance to rent increases and increased vacancies. While average monthly rents at October 31, 2002 have increased to $1,077 average occupancy has fallen to 95.3%. If these current average monthly rents and current occupancy hold, we will experience only modest revenue growth over the next fiscal year in the residential segment. Furthermore, a 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual $65,400 decline in revenues.

During the year ended October 31, 2002 Residential operating expenses declined 2% compared to last year. The principal causes were lower utility and snow removal costs. As a percentage of revenue, operating costs were 38.6% this year compared to 40.7% last year.

Going forward, we expect the 2002/2003 winter to be more severe than last year, resulting in higher utility and snow removal costs. An increase in these costs, coupled with increased advertising costs to maintain occupancy and rent levels, and flat revenues, could result in a reduction in the net operating income of the residential segment next year.

Capital improvements this year decreased by $51,000 over last year. The decrease resulted from the completion of major apartment renovation programs at two of our apartment communities to maintain their competitiveness in their markets. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Capital improvement programs are expected to accelerate over the next fiscal year.

We own 20 +/- acres of undeveloped land in Rockaway, NJ, and have received building plan approval from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investment. Pending receipt of our water allocation we expect construction to commence by the Summer of 2003. Through October 31, 2002 approximately $260,000 of pre-construction development costs have been expended and deferred.

NET INVESTMENT INCOME

Net investment income fell 63.4% to $250,000 this year compared to $683,000 last year. Net investment income this year was principally interest earned from our investments in money market funds. This compares to investments we made during the prior year in government agency bonds. Earnings received from various sources over the past two fiscal are as follows:
--------------------------------------------------------------------------------
                                             Year Ended October 31,
                                             ----------------------
                                                 2002     2001
                                                 ----     ----
                                                     ($000)
Government Agency Bonds
        and Institutional Money Market           $236      $632

      Savings Money Market Account                  8

      Related Party                                 4        48

      Other                                         2         3
      ---------------------------------------------------------
                        Total                    $250      $683
      =========================================================

Because of the declining lower interest rate environment over the past two years our government agency Bond portfolio was redeemed during the prior fiscal year. As a result the yield on our investments fell to just under 2% this year. The decline in yield resulted in the reduction in net investment income. (See "FINANCING COSTS" below for offsetting benefits.)

EQUITY IN INCOME OF AFFILIATES

Westwood Hills, LLC

FREIT's share of earnings of its 40% owned affiliate, Westwood Hills, that owns a 210 unit apartment community in Westwood, NJ, increased 41.6% to $269,000 from $190,000 last year. The increase is principally attributable to increased revenues and lower expenses resulting in net income at the affiliate increasing to $672,000 this year compared to $476,000 last year. During the year average monthly rents increased 4.9% to $1,284 from $1,224 last year. These increases more than offset a slight reduction in average occupancy to 96.8% this year compared to 97.4% last year.

The holder of the first mortgage on the affiliate's property has agreed to increase the loan, via a second mortgage, which will run co-terminus with the first mortgage loan - approximately 11 years. The second mortgage loan amount will be approximately $3.4 million and will bear interest at a fixed rate of 6.18%. This additional financing is expected to close in January 2003. FREIT will receive 40% of the net financing proceeds, further adding to its liquidity.

Because of this additional financing, increased interest costs are expected to negatively impact the net earnings of the affiliate next year, thereby reducing our share of the affiliate's earnings.

Preakness Shopping Center

On November 1, 2002 WaynePSC, in which FREIT is the Managing Member, and has a 40% equity interest, acquired the Preakness Shopping Center ("Preakness"), in Wayne, NJ.

Preakness, situated on 40 acres, is a 323,000 +/- sq. ft. Community Center that is anchored by Macy's and Stop & Shop, (under construction). Its 40+ other tenants include well-known regional and national retail merchants such as Dress Barn, Starbucks, 9 West, Annie Sez, Radio Shack, Bath & Body Works, Mandee's, and Goodyear Tire. The center also includes branches of the First Union and Commerce Bank, and a multiplex Clearview Movie Theater.

The total acquisition costs of $35.5 million were financed in part by a $26.5 million, 6% fixed interest rate, ten year first mortgage loan, and by $9 million of equity contributions provided pro rata by the Members of WaynePSC including $3.6 million contributed by FREIT.

During the next fiscal year this investment is expected to add to FREIT's net income and cash flow.

FINANCING COSTS

Financing costs are summarized as follows:

                                       Year Ended October 31,
                                       ----------------------
                                         2002        2001
                                         ----        ----
                                              ($000)
      Fixed rate mortgages              $4,447      $4,514
      Floating rate mortgage               403         811
      Other                                 23          31
      ----------------------------------------------------
                  Total                 $4,873      $5,356
      ====================================================









Financing costs for the year decreased $483,000 (9%) to $4,873,000 this year from $5,356,000 last year. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment this year compared to last year.

During November 2002, we renegotiated the terms of the first mortgage note on our retail property in Patchogue, NY. The mortgage note, which had an outstanding principal balance of $6.9 million, was due on January 1, 2005, and carried a fixed interest rate of 7.375%. The due date has been extended three years (3) and the interest rate was reduced to 5.95% fixed. This interest rate reduction will reduce FREIT's interest costs and debt service requirements going forward.

GENERAL AND ADMINISTRATIVE EXPENSES

Our G & A expenses increased to $643,000 from $539,000 last year. Included in this year's expense were increased project abandonment costs, higher legal and professional fees and higher FREIT overhead charges, that accounted for much of the G & A increase.

DEPRECIATION

Depreciation expense this year increased slightly to $2.2 million compared to $2.1 million last year. Most of this increase is primarily attributable to capital improvements made to our properties during the year.





Results of Operations:
Fiscal Years Ended October 31, 2001 and 2000
(Where applicable, this discussion has been adjusted to reflect discontinued operations - the sale of the Camden property.)

Revenues for the year ended October 31, 2001 increased 7.5% to $18,935,000 from $17,617,000 for the year ended October 31, 2000. The increase was primarily attributable to increased revenues from real estate operations (see discussions
below).   Income from  continuing  operations  for the year ended October 31,
2001 decreased 2.6% to $4,710,000 from $4,836,000 for the year ended October 31, 2000. This decrease is primarily attributable to a $114,000 charge to expenses in connection with the abandonment of a property acquisition.

RETAIL SEGMENT
Changes in the Retail Segment Revenue and Net Operating Income ("NOI") have been effected principally by the acquisition of the Olney Town Center, Olney, MD ("Olney") on March 29, 2000. NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes straight-lining of rents, depreciation and financing costs (See Note 13 to the consolidated financial statements). The following table sets forth comparative operating data separately for the Retail properties owned before the Olney acquisition ("Same Properties") and Olney:




                                      Year Ended October 31,
                                      ----------------------
                                        2001        2000
                                        ----        ----
      Rental Revenue                     (in thousands)
      --------------
       Same Properties                $ 9,328      $ 9,126
       Olney (purchased 3/29/00)        2,194        1,212
                                      -------      -------
        Total Retail                   11,522       10,338

      Operating Expenses
      ------------------
       Same Properties                  2,903        2,611
       Olney (purchased 3/29/00)          714          404
                                      -------      -------
        Total Retail                    3,617        3,015
                                      -------      -------

      Net Operating Income
      --------------------
       Same Properties                  6,425        6,515
       Olney (purchased 3/29/00)        1,480          808
                                      -------      -------
        Total Retail                  $ 7,905      $ 7,323
                                      =======      =======


Rental revenue at FREIT's "Same Properties" increased modestly by 2.2% for the year ended October 31, 2001 to $9.3 million from $9.1 million for the year ended October 31, 2000. Average occupancy for the year ended October 31, 2001 was 95.8% compared to 81.7% for the year ended October 31, 2000. Occupancy at October 31, 2001 was 97.3% compared to 82% at October 31, 2000.


The increase in revenues at the Same Properties was more than offset by expenses not chargeable back to tenants via CAM charges such as: $106,000 of tenant account receivable write-offs, $50,000 of expensed roof repairs, and CAM and real estate charges not reimbursed because of vacancies.

Occupancy at Olney remains unchanged at 92%.

RESIDENTIAL SEGMENT


                                         Year Ended October 31,
                                           2001        2000
                                             (in thousands)

      Rental Revenue                      $6,130      $5,812

      Operating Expenses                   2,495       2,292

                                          ------      ------
      Net Operating Income                $3,635      $3,520
                                          ======      ======

      Recurring Capital Improvements      $  429      $  318
                                          ======      ======

Residential revenue increased 5.5% to $6.1 million for the year ended October 31, 2001 from $5.8 million for the year ended October 31, 2000. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For the year ended October 31, 2001, average occupancy was 94.4% and average monthly apartment rents were $1,008. This compares to the average occupancy of 93.4% and average monthly rents of $953 for the year ended October 31, 2000. During the year ended October 31, 2001 Residential operating expenses increased 8.9% to $2.5 million from $2.3 million for the year ended October 31, 2000. The principal causes were higher utility costs. The higher utility costs resulted from a combination of higher utility rates and a colder winter than in 2000. As a percentage of revenue, operating costs were about flat at 40.7% for the year ended October 31, 2001 compared to 39.4% for the year ended October 31, 2000.

Capital improvements for the year ended October 31, 2001 increased by $111,000 over the year ended October 31, 2000. The increase resulted from major apartment renovation programs at two of our apartment communities to maintain their competitiveness in their markets. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties.

We own 20 +/- acres of undeveloped land in Rockaway, NJ, and have received building plan approval from the Township for the construction of 129 garden apartment units. Through October 31, 2001 approximately $251,000 of pre-construction development costs have been expended and deferred.

NET INVESTMENT INCOME

Net investment income is principally interest earned from our investments in Government Agency Bonds, and Institutional money market funds, and from advances (now repaid) to related parties for the sale to them of a 25% interest in S&A Commercial Associates LP (which owns Olney). Earnings received from these sources for the last two fiscal years ended October 31, 2001 and 2000 are as follows:

                                      Year Ended October 31,
                                      ----------------------
                                        2001        2000
                                        ----        ----
                                             ($000)
      Government Agency Bonds And
       Institutional Money Market:
        Interest Income                 $ 632       $ 849
        Realized Losses                               (68)
      Related Party Loans                  48          49
      Other                                 3           4
                                        -----       -----
                                        $ 683       $ 834
                                        =====       =====

Because of the lower interest rate environment over the course of the fiscal year ended October 31, 2001 than existed at the beginning of the same fiscal year, $9 million of Government Agency Bonds were called during the fiscal year ended October 31, 2001. The one remaining $500,000 bond as at October 31, 2001, was called on November 17, 2001. All proceeds from the redemptions have been invested in an institutional money market fund. As a result of the redemptions, our annualized yield has been reduced as of October 31, 2001 to approximately 2.9% from 6.5% at October 31, 2000. (See "FINANCING COSTS" below for partial offsetting benefits.)

EQUITY IN INCOME OF AFFILIATE

FREIT's share of earnings of its 40% owned affiliate, Westwood Hills LLC, that owns a 210 unit apartment community in Westwood, NJ, increased 9.8% for the fiscal year ended October 31, 2001 to $190,000 from $173,000 for the fiscal year ended October 31, 2000. The increase was principally attributable to average monthly rents increasing 6.4% to $1,227 for the fiscal year ended October 31, 2001 from $1,153 for the fiscal year ended October 31, 2000. Average monthly rents as at October 31, 2001 were $1,267. Average occupancy over the year was 97.4% compared to 97.8% for the year ended October 31, 2000. Cash distributions we received from our affiliate during the years ended October 31, 2001 and 2000 were $224,000 and $231,000 respectively.

FINANCING COSTS

Financing costs increased 3.7% to $5.4 million for the fiscal year ended October 31, 2001 from $5.2 million for the prior year. The increase is wholly attributable to the Olney financing costs. Olney was acquired on March 29, 2000, and was included in operations for only seven months during the fiscal year ended October 31, 2000. The increase attributable to Olney of $256,000 was partially offset by reduced interest costs at the Same Properties as a result of lower mortgage balances from normal loan amortization. In addition FREIT's $10.9 million floating rate mortgage benefited from the lower interest rate environment for the fiscal year ended October 31, 2001 compared to the year ended October 31, 2000 (interest charged on this loan was 5.25% at October 31, 2001 compared to 8.03% at October 31, 2000).

GENERAL AND ADMINISTRATIVE EXPENSES

Our G & A expenses increased to $539,000 for the year ended October 31, 2001 from $365,000 for the year ended October 31, 2000. Included in the fiscal year ended October 31, 2001 was a charge for $114,000, which represents expenses in connection with the abandonment of a property acquisition we felt, should no longer be pursued. Legal fees increased approximately $35,000, principally in connection with SEC reporting matters; and we made a $5,000 contribution to NJ victims of the September 11th events.

DEPRECIATION

Depreciation expense for the year ended October 31, 2001 increased slightly by 11.7% to $2.1 million compared to $1.9 million for the year ended October 31, 2000. Most all of this increase is primarily attributable to Olney being included in operations for all of fiscal 2001 and only seven months for the year ended October 31, 2000.

                                  -------------

FUNDS FROM OPERATIONS ("FFO")

FFO is considered by many as a standard measurement of a REIT's performance. We compute FFO as follows (in thousands of dollars):

                                                     Year Ended
                                               ---------------------
                                               10/31/02     10/31/01
                                               --------     --------
      Net Income                                $ 5,681      $ 4,700
      Depreciation - Real Estate                  2,153        2,138
      Amortization of Deferred Mtg. Costs           114          125
      Deferred Rents                               (326)        (414)
      Capital Improvements - Apartments            (378)        (429)
      Project abandoned, net                        161          114
      Minority Interest                             137           85
      Discontinued Operations                      (398)          10
      Other                                          59           61
                                                -------      -------
                     Total FFO                  $ 7,203      $ 6,390
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

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities increased 15.7% this year to $7.4 million compared to $6.4 million last year. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2002 we had cash and marketable securities totaling $11.9 million compared to $13.2 million at October 31, 2001. The reduction is principally attributable to utilizing $3.6 million to invest in WaynePSC (Preakness S/C), offset by increased cash flow from operations. These funds are available for construction, property acquisitions, and general needs.

As described in the segment analysis above, we are planning the construction of apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.

At October 31, 2002 FREIT's aggregate outstanding mortgage debt was $68.4 million. Approximately $57.4 million bears a fixed weighted average interest rate of 7.511%, and an average life of approximately 9.2 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets every 90 days. This mortgage note is due in March 2003, and is expected to be extended or re-financed. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:
                        -----------------
                        Year    $ Millions
                        -----------------
                        2003      $  10.9
                        -----------------
                        2005      $   6.6
                        -----------------
                        2007      $  15.7
                        -----------------
                        2010      $   9.2
                        -----------------
                        2013      $   8.0
                        -----------------
                        2014      $   9.4
                        -----------------

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2002 and 2001:

                                          October 31,            October 31,
             (In Millions)                    2002                  2001
             -------------                    ----                  ----

             Fair Value                      $73.5                  $71.7
             Carrying Value                  $68.4                  $69.3

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

Additionally, we have exposure on our floating rate debt. A one percent change in rates, up or down, will decrease or increase income and cash flow by $109,000 annually.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudentially be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

$14 Million Line of Credit - On June 20, 2002, we finalized the terms of and obtained a two-year $14 million revolving credit line with the Provident Bank. Draws against the credit line can be used for general corporate purposes, or for property acquisitions, construction activities, and Letters-of-Credit. Draws are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes NY, single tenanted retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be at set at the time of each draw for 30, 60, or 90 day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90 day LIBOR rates at the time of the draws.

No draws have been made against this credit line. We plan to use the credit line opportunistically, for future acquisitions and/or development opportunities.

FREIT's total capital commitments, including long term debt, are summarized as follows:


          -------------------------------------------------------------------------------------------------
          CAPITAL COMMITMENTS
          (IN THOUSANDS OF DOLLARS)
          -------------------------------------------------------------------------------------------------
                                                                   Within     2 - 3       4 - 5     After 5
          -------------------------------------------------------------------------------------------------
          Contractual Obligations                      Total      One Year     Years      Years      Years
          -------------------------------------------------------------------------------------------------
          Long-Term Debt
              Annual Amortization                   $  8,634     $    980  $   2,066   $  2,019    $  3,569
              Balloon Payments                        59,759       10,887      6,623     15,671      26,578
          -------------------------------------------------------------------------------------------------
                  Total Long-Term Debt                68,393       11,867      8,689     17,690      30,147
          -------------------------------------------------------------------------------------------------

          Operating Leases
          -------------------------------------------------------------------------------------------------
             Land Rent                                 5,786           76        152        152       5,406
          -------------------------------------------------------------------------------------------------
          -------------------------------------------------------------------------------------------------
          Total Capital Commitments                 $ 74,179     $ 11,943  $   8,841   $ 17,842    $ 35,553
          -------------------------------------------------------------------------------------------------


Distributions to Shareholders
Since its inception in 1961, FREIT has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex operational requirements including that we must distribute to our shareholders at least 90% of our REIT taxable income. We anticipate making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, we generally intend to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code.

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year's net income and taxable income. The Board has decided, to fix the dividend for the first three quarters of fiscal 2003 at $.35 per share. The following tables list the quarterly dividends paid or declared for the three most recent fiscal years and the percent the dividends were of taxable income. Per share amounts have been adjusted to reflect the one-for-one share dividend paid on October 18, 2001.


       ----------------------------------------------------------------
                               Fiscal
       ----------------------------------------------------------------
                                   2002         2001         2000
       ----------------------------------------------------------------
       First Quarter            $    0.30    $    0.30      $     0.25
       ----------------------------------------------------------------
       Second Quarter           $    0.30    $    0.30      $     0.25
       ----------------------------------------------------------------
       Third Quarter            $    0.30    $    0.30      $     0.25
       ----------------------------------------------------------------
       Fourth Quarter *         $    0.82    $    0.48      $    0.575
       ----------------------------------------------------------------
       Total For Year           $    1.72    $    1.38      $    1.325
       ----------------------------------------------------------------

       * Includes special $.15 dividend representing the gain
         on sale of Camden property.
       ----------------------------------------------------------------

    ----------------------------------------------------------
                                  ($000)             Dividends
                         -----------------------     as a % of
                 Per        Total       Taxable       Taxable
     Year       Share     Dividends      Income       Income
    ----------------------------------------------------------
     2002       $1.72     $  5,366     $  5,258       102.1%
     2001        1.38     $  4,305     $  4,120       104.5%
     2000        1.33     $  4,133     $  4,122       100.3%
    ----------------------------------------------------------

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT and of its affiliate, Westwood Hills, are submitted as a separate section of this Annual Report. See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning FREIT's trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2003.

The information concerning FREIT's executive officers required by this item is set forth in Item 4A of Part I of this Annual Report under the caption "Executive Officers of FREIT."

ITEM 11: EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2003.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K to be included as part of this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2003.


     Securities Authorized for Issuance under Equity Compensation Plans

          The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of October 31, 2002, were as follows:

                                                                                     Number of securities
                                                                                     remaining available for
                                Number of securities                                 future issuance under
                                to be issued upon            Weighted-average        equity compensation
                                exercise of                  exercise price of       plans (excluding
                                outstanding options,         outstanding options,    securities reflected in
                                warrants and rights          warrants and rights     column (a))
Plan category                          (a)                          (b)                     (c)
------------------------------------------------------------------------------------------------------------
Equity
Compensation Plans                   377,000                      $15.00                  83,000
approved by
security holders (1)
------------------------------------------------------------------------------------------------------------
Equity
Compensation Plans                      0                            0                        0
not approved by
security holders
------------------------------------------------------------------------------------------------------------
Total                                377,000                      $15.00                    83,000
============================================================================================================


     (1) FREIT's equity incentive plan provides for the issuance of awards to officers, trustees, employees and consultants in the form of nonqualified options to acquire shares of beneficial interest, restricted shares and other share based awards.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2003.


ITEM 14: CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the ninety (90) days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT's disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT's management, including FREIT's Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT's disclosure controls and procedures are effective. There have been no significant changes in FREIT's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in FREIT's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in FREIT's reports filed under the Exchange Act is accumulated and communicated to management, including FREIT's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements of Registrant and of Registrant's Affiliate, Westwood
    Hills:

     (i)  Reports  of  Independent   Public   Accountants   for  Registrant  and
     Registrant's Affiliate, J.H. Cohn LLP

     (ii) Consolidated Balance Sheets as of October 31, 2002 and 2001

     (iii) Consolidated Statements of Income, Comprehensive Income, and Undistributed Earnings for the years ended October 31, 2002, 2001 and 2000 for Registrant and Statements of Income and Members' Deficiency for the years ended October 31, 2002, 2001 and 2000 for Westwood Hills, LLC.

     (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2002, 2001 and 2000.

     (v) Notes to Consolidated Financial Statements



     Financial Statement Schedules:

     (i) Supplementary Income Statement Information.

     (ii) Real Estate and Accumulated Depreciation.

     Exhibits:

     See Index to Exhibits immediately following the Financial Statements.

(b) Reports on Form 8-K:

     During the fourth quarter ended October 31, 2002, the following reports on Form 8-K were filed with the SEC:


     Form 8-K (Item 5. Other Events), date of earliest event reported August 9, 2002 with respect to the sale of our Sheridan Apartment property, located in Camden, NJ

     Form 8-K (Item 5. Other Events) date of earliest event reported August 14, 2002 regarding the execution of a lease Termination Agreement by and between Stop & Shop and FREIT with respect to the Westwood Plaza Shopping Center Location. .


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

                               First Real Estate Investment Trust of New Jersey

Dated: January 27, 2003               By:   /s/Robert S. Hekemian
       ----------------               ---------------------------
                                      Robert S. Hekemian, Chairman of the Board
                                      Executive Officer and Chief

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below:



       Signature                                            Title                                    Date
       ---------                                            -----                                    ----
/s/ Robert S. Hekemian                          Chairman of the Board and Chief               January 27, 2003
------------------------------------------       Executive Officer and Trustee
Robert S. Hekemian                               (Principal Executive Officer)

/s/Donald W. Barney                          President, Treasurer, Chief Financial            January 27, 2003
------------------------------------------            Officer and Trustee
Donald W. Barney
                                              (Principal financial / accounting               January 27, 2003
                                                           officer)

/s/ Herbert C. Klein                                        Trustee                           January 27, 2003
------------------------------------------
Herbert C. Klein

/s/ Ronald J. Artinian                                      Trustee                           January 27, 2003
------------------------------------------
Ronald J. Artinian

/s/ Alan L. Aufzien                                         Trustee                           January 27, 2003
------------------------------------------
Alan L. Aufzien



                                  CERTIFICATION



I, Robert S. Hekemian, certify that:

1. I have reviewed this annual report on Form 10-K of First Real Estate Investment Trust of New Jersey;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in a11 material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud whether or not material, that involves management or other; employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 27, 2003                           /s/ Robert S. Hekemian
      ----------------                           ----------------------
                                                 Robert S. Hekemian
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                  CERTIFICATION



I, Donald W. Barney, certify that:

1. I have reviewed this annual report on Form 10-K of First Real Estate Investment Trust of New Jersey;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in a11 material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: January 27, 2003                           /s/ Donald W. Barney
      ----------------                           --------------------
                                                 Donald W. Barney
                                                 President, Treasurer and
                                                 Chief Financial Officer

           FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY ("FREIT")


                                  EXHIBIT INDEX

    Exhibit No.
         3               Amended and Restated Declaration of Trust of FREIT, dated November 7, 1993, as amended on May 31, 1994 and on September 10, 1998. (a)

         4               Form of Specimen Share Certificate, Beneficial Interest in FREIT. (b)

       10.1              Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co.,
                         Inc. (c)

       10.2              Wayne PSC, L.L.C. Operating Agreement dated March 25, 2002 between FREIT and H-TPKE,
                         LLC ( c)

       10.3              Line of Credit Note in the principal amount of $14 million executed by FREIT as
                         Borrower, and delivered to The Provident Bank, as Lender, in connection with the
                         Credit Facility provided by The Provident Bank to FREIT. (d)

        21               Subsidiaries of FREIT

        23               Consent of J.H. Cohn LLP

        24               Power of Attorney (filed with signature pages).

       99.1              Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2              Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                         The following filings with the Security and Exchange
                         ----------------------------------------------------
                         Commission are incorporated by reference:
                         -----------------------------------------
     Footnote
        (a)              Exhibit No. 1 to FREIT's Registration Statement on Form 8-A filed on
                         November 6, 1998
        (b)              FREIT's Annual Report on Form 10-K for the fiscal
                         year ended October 31, 1998.
        (c)              FREIT's Form 8-K filed on April 29, 2002.
        (d)              Exhibit 10 to FREIT's Form 10-Q filed on September 13, 2002.


                                         Exhibit 21   Subsidiaries of Registrant

Name                         State of Formation and Organization     Trade
----                         -----------------------------------     -----
S And A Commercial
  Associates Limited Partnership            Maryland           Olney Town Center




                                                                      EXHIBIT 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------


We consent to the incorporation by reference in the registration statement of First Real Estate Investment Trust of New Jersey on Form S-8 (File No. 333-79555) of our report dated November 22, 2002, on our audits of the consolidated financial statements of First Real Estate Investment Trust of New Jersey and Subsidiary as of October 31, 2002 and 2001 and for each of the three years in the period ended October 31, 2002 which report is included in the 2002 Annual Report of First Real Estate Investment Trust of New Jersey on Form 10-K.




                                                         J.H. COHN LLP

Roseland, New Jersey
January 27, 2003




                                                                    EXHIBIT 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of First Real Estate Investment Trust of New Jersey (the "Company") on Form 10-K for the period ended October 31, 2002 (the "Report"), I, Robert S. Hekemian, Chairman of the Board and Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     1. the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.



Dated: January 27, 2003
       ----------------


                                                /s/ Robert S. Hekemian
                                                ----------------------
                                                    Robert S. Hekemian

                                                Chairman of the Board and,
                                                Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of First Real Estate Investment Trust of New Jersey (the "Company") on Form 10-K for the period ended October 31, 2002 (the "Report"), I, Donald W. Barney President, Treasurer, and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     1. the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: January 27, 2003
       ----------------
                                                  /s/ Donald W. Barney
                                                  --------------------

                                                  Donald W. Barney
                                                  President, Treasurer and
                                                  Chief Financial Officer

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                        INDEX TO FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))


                                                                       PAGE
                                                                       ----
(A) FINANCIAL STATEMENTS OF REGISTRANT:

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                        F-2

       CONSOLIDATED BALANCE SHEETS
          OCTOBER 31, 2002 AND 2001                                    F-3

       CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE
       INCOME AND UNDISTRIBUTED EARNINGS
          YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000                  F-4/5

       CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000                  F-6/7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8/21

(B) FINANCIAL STATEMENTS OF AFFILIATE:

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                        F-22

       BALANCE SHEETS
          OCTOBER 31, 2002 AND 2001                                    F-23

       STATEMENTS OF INCOME AND MEMBERS' DEFICIENCY
          YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000                  F-24

       STATEMENTS OF CASH FLOWS
          YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000                  F-25

       NOTES TO FINANCIAL STATEMENTS                                   F-26/27

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

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiary


We have audited the accompanying consolidated balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY as of October 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, undistributed earnings and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of FREIT's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey and Subsidiary as of October 31, 2002 and 2001, and their results of operations and cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above included the information in Schedules X and XI which present fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.


                                                        J.H. Cohn LLP


Roseland, New Jersey
November 22, 2002

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2002 AND 2001




                                    ASSETS                                2002         2001
                                    ------                              ---------   ---------
                                                                            (In Thousands
                                                                              of Dollars)

Real estate and equipment, at cost, net of accumulated
    depreciation                                                        $74,687      $76,955
Investments in marketable securities                                                     500
Investment in affiliate                                                   3,600
Cash and cash equivalents                                                11,930       13,187
Tenants' security accounts                                                  788          873
Sundry receivables                                                        2,555        2,512
Prepaid expenses and other assets                                         1,306        1,262
Deferred charges, net                                                     1,166        1,206
                                                                        -------      -------

           Totals                                                       $96,032      $96,495
                                                                        =======      =======


                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Liabilities:
    Mortgages payable                                                   $68,393      $69,354
    Accounts payable and accrued expenses                                   778          819
    Cash distributions in excess of investment in affiliate                 317          386
    Dividends payable                                                     2,090        1,497
    Tenants' security deposits                                            1,122        1,219
    Deferred revenue                                                        332          322
                                                                        -------      -------
           Total liabilities                                             73,032       73,597
                                                                        -------      -------

Minority interest                                                         1,097        1,310
                                                                        -------      -------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 4,000,000
        shares authorized; 3,119,576 shares issued and outstanding       19,314       19,314
    Undistributed earnings                                                2,589        2,274
                                                                        -------      -------
           Total shareholders' equity                                    21,903       21,588
                                                                        -------      -------

           Totals                                                       $96,032      $96,495
                                                                        =======      =======


                See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                             UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000



                                   INCOME                           2002           2001           2000
                                   ------                           ----           ----           ----
                                                                        (In Thousands of Dollars,
                                                                         Except per Share Amounts)
Revenue:
    Rental income                                                $ 15,807       $ 15,224       $ 14,044
    Reimbursements                                                  2,536          2,508          2,179
    Equity in income of affiliate                                     269            190            173
    Net investment income                                             250            683            834
    Sundry income                                                     283            330            387
                                                                 --------       --------       --------
        Totals                                                     19,145         18,935         17,617
                                                                 --------       --------       --------
Expenses:
    Operating expenses                                              3,490          3,592          2,851
    Management fees                                                   790            745            671
    Real estate taxes                                               2,400          2,293          2,133
    Interest                                                        4,873          5,356          5,165
    Depreciation                                                    2,153          2,138          1,914
    Minority interest                                                 137             85             31
                                                                 --------       --------       --------
        Totals                                                     13,843         14,209         12,765
                                                                 --------       --------       --------
Income from continuing operations before state income taxes         5,302          4,726          4,852
Provision for state income taxes                                       19             16             16
                                                                 --------       --------       --------

Income from continuing operations                                   5,283          4,710          4,836
                                                                 --------       --------       --------

Discontinued operations:
    Loss from discontinued operations                                 (77)           (10)           (77)
    Gain on disposal                                                  475
                                                                 --------       --------       --------

Income (loss) from discontinued operations                            398            (10)           (77)
                                                                 --------       --------       --------

Net income                                                       $  5,681       $  4,700       $  4,759
                                                                 ========       ========       ========

Basic earnings (loss) per share:
    Continuing operations                                        $   1.69       $   1.51       $   1.55
    Discontinued operations                                           .13                          .(02)
                                                                 --------       --------       --------

        Net income                                               $   1.82       $   1.51       $   1.53
                                                                 ========       ========       ========

Diluted earnings (loss) per share:
    Continuing operations                                        $   1.63       $   1.50       $   1.55
    Discontinued operations                                           .12                          (.02)
                                                                 --------       --------       --------

        Net income                                               $   1.75       $   1.50       $   1.53
                                                                 ========       ========       ========

Basic weighted average shares outstanding                           3,120          3,120          3,120
                                                                 ========       ========       ========

Diluted weighted average shares outstanding                         3,233          3,133          3,120
                                                                 ========       ========       ========


         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
                             UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000




                     COMPREHENSIVE INCOME                             2002          2001          2000
                     --------------------                             ----          ----          ----
                                                                         (In Thousands of Dollars,
                                                                          Except per Share Amounts)


Net income                                                          $ 5,681       $ 4,700       $ 4,759
                                                                    -------       -------       -------

Other comprehensive income (loss):
    Unrealized holding gains (losses) on marketable securities                         49           (70)
    Reclassification adjustment for losses included in
        net income                                                                                   68
                                                                                  -------       -------
Other comprehensive income (loss)                                                      49            (2)
                                                                    -------       -------       -------

Comprehensive income                                                $ 5,681       $ 4,749       $ 4,757
                                                                    =======       =======       =======


                              UNDISTRIBUTED EARNINGS

Balance, beginning of year                                          $ 2,274       $ 1,879       $ 1,253
Net income                                                            5,681         4,700         4,759
Less dividends                                                       (5,366)       (4,305)       (4,133)
                                                                    -------       -------       -------

Balance, end of year                                                $ 2,589       $ 2,274       $ 1,879
                                                                    =======       =======       =======

Dividends per share                                                 $  1.72       $  1.38       $  1.33
                                                                    =======       =======       =======


                See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000


                                                                           2002           2001           2000
                                                                           ----           ----           ----
                                                                                (In Thousands of Dollars)
Operating activities:
    Net income                                                          $  5,681       $  4,700       $  4,759
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                      2,463          2,445          2,182
        Equity in income of affiliate                                       (269)          (190)          (173)
        Deferred revenue                                                      10             19            (99)
        Minority interest                                                    137             85             31
        Realized loss on marketable securities                                                              68
        Write-off of development costs and abandoned property                190            114
        Gain on disposal of discontinued operations                         (475)
        Changes in operating assets and liabilities:
           Tenants' security accounts                                         85           (107)             5
           Sundry receivables, prepaid expenses and other assets             (87)          (774)        (1,030)
           Deferred leasing and other charges                               (167)
           Accounts payable and accrued expenses                             (41)           (35)           351
           Tenants' security deposits                                        (97)           146             73
                                                                        --------       --------       --------
               Net cash provided by operating activities                   7,430          6,403          6,167
                                                                        --------       --------       --------

Investing activities:
    Capital expenditures                                                    (635)        (1,132)          (937)
    Distributions from affiliate                                             200            224            231
    Proceeds from disposal of discontinued operations                        983
    Proceeds from sale of marketable securities                              500          9,000          4,932
    Investment in affiliates                                              (3,600)                       (4,728)
    Good faith deposits                                                                     (15)
                                                                        --------       --------       --------
               Net cash provided by (used in) investing activities        (2,552)         8,077           (502)
                                                                        --------       --------       --------

Financing activities:
    Dividends paid                                                        (4,773)        (4,602)        (3,977)
    Received from sale of 25% minority interest in Olney                                  1,066
    Capital contributions by minority interest                                              178
    Distribution to minority interest                                       (350)
    Repayment of mortgages                                                  (961)          (860)          (777)
    Deferred mortgage costs                                                  (51)                          (69)
                                                                        --------       --------       --------
               Net cash used in financing activities                      (6,135)        (4,218)        (4,823)
                                                                        --------       --------       --------

Net increase (decrease) in cash and cash equivalents                      (1,257)        10,262            842
Cash and cash equivalents, beginning of year                              13,187          2,925          2,083
                                                                        --------       --------       --------

Cash and cash equivalents, end of year                                  $ 11,930       $ 13,187       $  2,925
                                                                        ========       ========       ========

Supplemental disclosure of cash flow data:
    Interest paid                                                       $  4,759       $  5,230       $  5,053
                                                                        ========       ========       ========

    Income taxes paid                                                   $     19       $     16       $     16
                                                                        ========       ========       ========


         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000


Supplemental schedule of noncash investing and financing activities:

     Dividends declared but not paid amounted to $2,090,000, $1,497,000 and $1,794,000 in 2002, 2001 and 2000, respectively.

     During 2000, FREIT completed its acquisition of a 98,800 square foot retail property in Olney, Maryland for approximately $15,648,000, in part, with the proceeds of a $10,920,000 mortgage. In connection with the acquisition, FREIT advanced the holders of the 25% interest which is not owned by FREIT approximately $1,016,000 in order for them to fund their pro rata portion of the purchase price. The advance was repaid in 2001.


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

                    FREIT has elected to be taxed as a Real Estate Investment Trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, FREIT does not pay Federal income tax on income whenever income distributed to shareholders is equal to at least 90% of real estate investment trust taxable income. Further, FREIT pays no Federal income tax on capital gains distributed to shareholders.

                    FREIT is subject to Federal income tax on undistributed taxable income and capital gains. FREIT may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 2002, 2001 and 2000, FREIT made such an election.

                Principles of consolidation:
                    The consolidated financial statements include the accounts of FREIT and, subsequent to March 29, 2000, its 75%-owned subsidiary, S and A Commercial Associates Limited Partnership ("S and A"). The consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by FREIT reflected as "minority interest", a group consisting principally of employees of Hekemian & Co., Inc. ("Hekemian"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                Use of estimates:
                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                Investment in affiliates:
                    FREIT's 40% investments in Westwood Hills, LLC ("WHLLC") and Wayne PSC, LLC ("WPSCLLC") are accounted for using the equity method.

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

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1 - Organization and significant accounting policies (concluded):

               Cash and cash equivalents:
                    Financial instruments which potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 2002, such cash and cash equivalent balances exceeded Federally insured limits by approximately $10,449,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

               Depreciation:
                    Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

               Deferred charges:
                    Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $114,000, $126,000 and $112,000 in 2002, 2001 and 2000, respectively.
                    Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

               Revenue recognition:
                    Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to FREIT, when billed to tenants or ratably over the appropriate period.

               Advertising:
                    FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $115,000, $47,000 and $58,000 in 2002, 2001 and 2000, respectively.

               Earnings per share:
                    FREIT has presented "basic" and "diluted" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

               Recent accounting pronouncements:
                    The Financial Accounting Standards Board has issued certain pronouncements as of October 31, 2002 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will effect any financial accounting measurements or disclosures FREIT will be required to make.

               Reclassifications:
                    Certain accounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the current presentation.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Investment in affiliates:

          FREIT is a 40% member of WHLLC, a limited liability company that is managed by Hekemian, a company which manages all of FREIT's properties and in which one of the trustees of FREIT is the chairman of the board. Certain other members of WHLLC are either trustees of FREIT or their families or officers of Hekemian. WHLLC owns a residential apartment complex located in Westwood, New Jersey.

          Summarized financial information of WHLLC as of October 31, 2002 and 2001 and for each of the three years in the period ended October 31, 2002 is as follows:


                                                                    2002           2001
                                                                    ----           ----
                                                                       (In Thousands
                                                                         of Dollars)
         Balance sheet data:
            Assets:
               Real estate and equipment, net                    $ 13,673       $ 13,806
               Other                                                  779            676
                                                                 --------       --------

                  Total assets                                   $ 14,452       $ 14,482
                                                                 ========       ========

         Liabilities and members' deficiency:
            Liabilities:
               Mortgage payable (A)                              $ 14,794       $ 14,996
               Other                                                  455            455
                                                                 --------       --------
                  Totals                                           15,249         15,451
                                                                 --------       --------

            Members' deficiency:
               FREIT                                                 (318)          (386)
               Others                                                (479)          (583)
                                                                 --------       --------
                  Totals                                             (797)          (969)
                                                                 --------       --------

                  Total liabilities and members' deficiency      $ 14,452       $ 14,482
                                                                 ========       ========


          (A) The chairman of FREIT, who is also a member of WHLLC, has personally guaranteed the mortgage in certain limited circumstances. FREIT and the other members of WHLLC have indemnified the chairman to the extent of their ownership percentage in WHLLC with respect to this guarantee.


                                                               2002            2001           2000
                                                               ----            ----           ----
                                                                (In Thousands of Dollars)

                    Income statement data:
                        Rental revenue                       $ 3,169         $ 3,035        $ 2,863
                        Rental expenses                        2,497           2,559          2,430
                                                             -------         -------        -------

                        Net income                           $   672         $   476        $   433
                                                             =======         =======        =======


               During 2002, FREIT invested $3,600,000 for a 40% membership interest in WPSCLLC which was formed to acquire a shopping center in Wayne, New Jersey. Prior to November 1, 2002, WPSCLLC had no significant operations (see Note 16).

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Investments in marketable securities:
               At October 31, 2001, FREIT's investment in marketable debt securities consisted of government agency bonds, all of which were scheduled to mature in five to ten years. The bonds were redeemed in 2002 with no realized gain or loss.


Note 4 - Real estate and equipment:
               Real estate and equipment consists of the following:


                                                                Range of
                                                               Estimated
                                                              Useful Lives      2002         2001
                                                              ------------      ----         ----
                                                                                  (In Thousands
                                                                                    of Dollars)

                    Land                                                      $23,713      $23,831
                    Unimproved land                                             2,809        2,636
                    Apartment buildings                         7-40 years     10,415       11,464
                    Commercial buildings/shopping centers      15-50 years     57,563       57,443
                    Construction in progress                                                   263
                    Equipment                                   3-15 years        651          642
                                                                              -------      -------
                                                                               95,151       96,279
                    Less accumulated depreciation                              20,464       19,324
                                                                              -------      -------

                         Totals                                               $74,687      $76,955
                                                                              =======      =======




Note 5 - Mortgages payable:
               Mortgages payable consist of the following:


                                                                                2002         2001
                                                                                ----         ----
                                                                                  (In Thousands
                                                                                    of Dollars)

                    Northern Life Insurance Cos. - Frederick, MD (A)          $17,661      $18,004
                    National Realty Funding L.C. - Westwood, NJ (B)            10,052       10,184
                    Larson Financial Resources, Inc. - Spring Lake, NJ (C)      3,528        3,576
                    Fleet Bank - Patchogue, NY (D)                              6,914        7,057
                    Larson Financial Resources, Inc. - Wayne, NJ (E)           10,505       10,645
                    Larson Financial Resources, Inc. - River Edge, NJ (F)       5,127        5,197
                    Larson Financial Resources, Inc. - Maywood, NJ (G)          3,720        3,771
                    Fleet Bank - Olney, MD (H)                                 10,886       10,920
                                                                              -------      -------

                         Totals                                               $68,393      $69,354
                                                                              =======      =======

                                      F-11

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Mortgages payable (continued):
               (A) Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $22,056,000.

               (B) Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $10,694,000.

               (C) Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $496,000.

               (D) Payable in monthly installments of $54,816 including interest at 7.375% through January 2005 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $9,831,000. In November 2002, the mortgage was extended to January 2008 and the interest rate was reduced to 5.95%.

               (E) Payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,551,000.

               (F) Payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,245,000.

               (G) Payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $845,000.

               (H) Interest only is payable monthly at 175 basis points over the 90 day LIBOR rate (an effective rate of 3.56% at October 31, 2002) and resets every 90 days. The mortgage, which is due in March 2003, is secured by a shopping center in Olney, Maryland having a net book value of $14,793,000.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgages payable (concluded):
               Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2002 are as follows:

                   Year Ending
                     October 31,                              Amount
                   -------------                              ------
                       2003                                  $11,867
                       2004                                    1,060
                       2005                                    7,629
                       2006                                    1,056
                       2007                                   16,634

               The fair value of FREIT's long-term debt, which approximates $73,500,000 and $71,700,000 at October 31, 2002 and 2001,
               respectively, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to FREIT for debt of the similar remaining maturities.

Note 6 - Line of credit:
               On June 20, 2002, FREIT obtained a two-year $14,000,000 revolving line of credit from The Provident Bank. Draws against the line of credit can be used for general corporate purposes, or for property acquisitions, construction activities, letters-of-credit and other related business purposes. Draws are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes, NJ, single-tenanted retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw, based on FREIT's choice of the prime rate or at 175 basis points over the 30, 60 or 90 day LIBOR rates. There were no draws under the line of credit during the year ended October 31, 2002.

Note 7 - Commitments and contingencies:
               Leases:
                  Retail tenants:
                    FREIT leases retail space having a net book value of approximately $66,657,000 at October 31, 2002 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 2002 are as follows:

                   Year Ending
                    October 31,                               Amount
                   ------------                               ------
                       2003                                  $ 8,574
                       2004                                    7,995
                       2005                                    7,343
                       2006                                    6,807
                       2007                                    6,219
                       Thereafter                             42,016
                                                              ------
                            Total                            $78,954
                                                              ======

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and contingencies (continued):
                  Leases (concluded):
                    Retail tenants (concluded):
                    The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                    Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended October 31, 2002 were not material.

                  Residential tenants:
                    Lease terms for residential tenants are usually one year or less.

                  Ground lease:
                    FREIT's shopping center in Olney, Maryland contains approximately 98,800 square feet of gross leaseable area situated on approximately 13 acres of land. Approximately 11 acres of the land are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple. The lease requires the payment of a minimum annual rental plus real estate taxes, assessments and other operating expenses. Rent expense charged to operations totaled approximately $121,000, $118,000 and $70,000 in 2002, 2001 and 2000,
                    respectively. Future minimum annual lease payments (in thousands of dollars) in each of the five years subsequent to October 31, 2002 and thereafter are as follows:

                       Year Ending
                       October 31,                     Amount
                       -----------                     ------

                          2003                        $   76
                          2004                            76
                          2005                            76
                          2006                            76
                          2007                            76
                          Thereafter                   5,406
                                                      ------

                          Total                       $5,786
                                                      ======

                    Minimum future rentals do not include contingent rentals which may be due under the lease on the basis of percentage of S and A's adjusted gross income, as defined. Contingent rentals included in rent expense for each of the three years in the period ended October 31, 2002 were not material.

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

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Commitments and contingencies (concluded):
                  Environmental concerns (concluded):
                    In November 1999, FREIT received a no further action letter from the NJDEP concerning the historical discharge at the Center. However, FREIT is required to continue monitoring such discharge, the cost of which will not be material.


Note 8 - Management agreement and related party transactions:
                    The properties owned by FREIT are currently managed by Hekemian. A new management agreement, effective November 1, 2001, requires fees equal to a percentage of rents collected. Such fees were approximately $817,000, $771,000 and $697,000 in 2002, 2001 and 2000, respectively, inclusive of $27,000, $26,000 and $26,000, respectively, included in discontinued operations in the accompanying consolidated statements of income. In addition, Hekemian charged FREIT fees and commissions in connection with the acquisitions of the commercial buildings in Olney, Maryland in 2000 and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $280,000, $472,000 and $527,000 in 2002, 2001 and 2000,
                    respectively. The agreement expires on October 31, 2003 and shall be automatically renewed for two years unless otherwise noted.

                    FREIT earned approximately $48,000 and $49,000 in 2001 and 2000, respectively, on the advance it made in 2000 on behalf of the minority interest in Olney which was repaid in 2001.


Note 9 - Dividends and earnings per share:
                    FREIT declared dividends (in thousands of dollars) of $5,366, $4,305 and $4,133 to shareholders of record during 2002, 2001 and 2000, respectively. FREIT has determined the shareholders' treatment for Federal income tax purposes to be as follows:

                                                2002        2001        2000
                                                ----        ----        ----

                    Ordinary income            $4,891      $4,305      $4,133
                    Capital income                475
                                               ------      ------      ------

                        Totals                 $5,366      $4,305      $4,133
                                               ======      ======      ======


                    Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary and capital gain income.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Dividends and earnings per share (concluded):
                    FREIT has adopted the provisions of SFAS 128, which require the presentation of "basic" earnings per share and, if appropriate, "diluted" earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                    In computing diluted earnings per share for each of the three years in the period ended October 31, 2002, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

                                                       2002            2001           2000
                                                       ----            ----           ----
               Basic weighted average shares
                   outstanding                       3,119,576      3,119,576      3,119,576
               Shares arising from assumed
                   exercise of stock options           113,201         13,759
                                                     ---------      ---------      ---------

               Dilutive weighted average shares
                   outstanding                       3,232,777      3,133,335      3,119,576
                                                     =========      =========      =========


Note 10- Equity incentive plan:
                    On September 10, 1998, the Board of Trustees approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 460,000 of FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 460,000 shares in FREIT's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

                    Upon ratification of the Plan on April 7,1999, FREIT issued 377,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $15 per share. The options, all of which are outstanding at October 31, 2002, are
                    exercisable   through  September  2008.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Equity incentive plan (concluded):
                    In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), FREIT will recognize compensation costs as a result of the issuance of restricted share and other share-based awards based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the recipient must pay to acquire the stock. Therefore, FREIT will not be required to recognize compensation expense as a result of any grants of stock options, restricted share and other share-based awards at an exercise price that is equivalent to or greater than fair value. FREIT will also make proforma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

                    In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model and assuming a risk-free interest rate of
                    4.27%, expected option lives of ten years, expected volatility of 1.65% and expected dividends of 8.59%, FREIT's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.


Note 11- Share split:
                    On September 26, 2001, the Board of Trustees approved a two-for-one share split in the form of a share dividend. In connection with the share dividend, the Board of Trustees also approved an increase in the authorized number of shares of beneficial interest from 1,790,000 to 4,000,000. Financial information contained herein, including the number of options, has been adjusted to retroactively reflect the impact of the split. The number of shares of beneficial interest issued at October 31, 2002 was 3,119,576.


Note 12- Deferred fee plan:
                    During fiscal 2001, the Board of Trustees adopted a deferred fee plan (the "Plan") for its officers and trustees. Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. FREIT has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2002 and 2001, approximately $210,000 and $96,000, respectively, of fees have been deferred along with accrued interest of approximately $18,000 and $4,000, respectively.

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

                    FREIT has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers and are managed separately because each requires different operating strategies and management expertise. The retail segment contains six separate properties and the continuing residential segment contains seven properties (see Note 15). The accounting policies of the segments are the same as those described in Note 1.

                    The chief operating decision-making group of FREIT's retail segment, residential segment and corporate/other is comprised of FREIT's Executive Committee of the Board of Trustees.

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

                Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2002. Asset information is not reported since FREIT does not use this measure to assess performance.

                                                            2002          2001         2000
                                                            ----          ----         ----
                                                               (in Thousands of Dollars)
                     Real estate rental revenue:
                          Retail                           $11,961      $11,522      $10,338
                          Residential                        6,338        6,130        5,812
                                                           -------      -------      -------
                              Totals                        18,299       17,652       16,150
                                                           -------      -------      -------

                     Real estate operating expenses:
                          Retail                             3,610        3,617        3,015
                          Residential                        2,445        2,495        2,292
                                                           -------      -------      -------
                              Totals                         6,055        6,112        5,307
                                                           -------      -------      -------

                     Net operating income:
                          Retail                             8,351        7,905        7,323
                          Residential                        3,893        3,635        3,520
                                                           -------      -------      -------

                         Totals                            $12,244      $11,540      $10,843
                                                           =======      =======      =======

                     Recurring capital improvements -
                          residential                      $   378      $   429      $   318
                                                           =======      =======      =======

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13- Segment information (concluded):

                                                                     2002           2001           2000
                                                                     ----           ----           ----
                                                                          (in Thousands of Dollars)
                     Reconciliation to consolidated net
                          income:
                          Segment NOI                              $ 12,244       $ 11,540       $ 10,843
                          Deferred rents - straight lining              326            415            436
                          Net investment income                         250            683            834
                          Other income                                                                 23
                          Equity in income of affiliate                 269            190            173
                          General and administrative expenses          (643)          (539)          (363)
                          Depreciation                               (2,153)        (2,138)        (1,914)
                          Financing costs                            (4,873)        (5,356)        (5,165)
                          Minority interest                            (137)           (85)           (31)
                          Discontinued operations (Note 15)             398            (10)           (77)
                                                                   --------       --------       --------

                     Net income                                    $  5,681       $  4,700       $  4,759
                                                                   ========       ========       ========


Note 14- Quarterly data (unaudited):
                    The following summary represents the results of operations for each quarter for the years ended October 31, 2002 and 2001 (in thousands, except per share data):

                                                                      Quarter Ended
                                                  ---------------------------------------------------
                                                  January 31,   April 30,     July 31,    October 31,
                                                  -----------   ---------     --------    -----------
                    2002:
                      Revenue                      $ 4,789       $ 4,771      $ 4,830       $ 4,755
                      Expenses                       3,409         3,454        3,516         3,483
                                                   -------       -------      -------       -------

                      Income from continuing
                       operations                    1,380         1,317        1,314         1,272
                      Discontinued operations          (42)           19          (10)          431
                                                   -------       -------      -------       -------

                      Net income                   $ 1,338       $ 1,336      $ 1,304       $ 1,703
                                                   =======       =======      =======       =======

                      Earnings per share:
                          Basic                    $   .43       $   .43      $   .42       $   .54
                                                   =======       =======      =======       =======

                          Diluted                  $   .42       $   .42      $   .41       $   .50
                                                   =======       =======      =======       =======

                      Dividends per share          $   .30       $   .30      $   .30       $   .82
                                                   =======       =======      =======       =======


         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- Quarterly data (unaudited) (concluded):

                                                                         Quarter Ended
                                                     ---------------------------------------------------
                                                     January 31,    April 30,     July 31,   October 31,
                                                     -----------    ---------     --------   -----------
                     2001:
                          Revenue                      $ 4,689       $ 4,660      $ 4,876      $ 4,710
                          Expenses                       3,548         3,701        3,441        3,535
                                                       -------       -------      -------      -------

                          Income from continuing
                           operations                    1,141           959        1,435        1,175
                          Discontinued operations          (24)            2           11            1
                                                       -------       -------      -------      -------

                          Net income                   $ 1,117       $   961      $ 1,446      $ 1,176
                                                       =======       =======      =======      =======

                          Earnings per share (A):
                              Basic                    $   .36       $   .31      $   .47      $   .38
                                                       =======       =======      =======      =======

                              Diluted                  $   .36       $   .31      $   .46      $   .37
                                                       =======       =======      =======      =======

                          Dividends per share (A)      $   .30       $   .30      $   .30      $   .82
                                                       =======       =======      =======      =======

                    (A) Per share amounts prior to October 18, 2001, the date that the two-for-one share distribution was made, have been adjusted to reflect the share distribution.

                    (B) The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

Note 15- Discontinued operations:
          On August 9, 2002, FREIT sold the Sheridan Apartments in Camden, NJ for cash of $1,050,000 and recognized a gain of approximately $475,000. FREIT has owned and operated the property since 1964.

          The Board of Trustees declared a special capital gain dividend of $.15 per share, which was distributed on September 6, 2002 to shareholders of record on August 23, 2002. The remaining sales proceeds have been retained by FREIT to increase its liquidity.

          Summarized operating results included in discontinued operations in the accompanying consolidated statements of income for each of the three years in the period ended October 31, 2002 are as follows:

                                         2002        2001        2000
                                         ----        ----        ----
                                          (in Thousands  of Dollars)

                     Revenue            $ 536       $ 596       $ 540
                     Expenses             613         606         617
                                        -----       -----       -----

                          Net loss      $ (77)      $ (10)      $ (77)
                                        =====       =====       =====

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 16- Subsequent event:
          On November 1, 2002, WPSCLCC acquired a 323,000 square foot shopping center in Wayne, New Jersey. The total acquisition cost of $35,500,000 was financed, in part, by a $26,500,000 ten-year first mortgage loan and by $9,000,000 of equity contributions provided by the members in accordance with their equity ownership percentages.



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Members
Westwood Hills, LLC


We have audited the accompanying balance sheets of WESTWOOD HILLS, LLC as of October 31, 2002 and 2001, and the related statements of operations and members' deficiency and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Hills, LLC as of October 31, 2002 and 2001, and its results of operations and cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                       J.H. Cohn LLP


Roseland, New Jersey
November 22, 2002

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                                 BALANCE SHEETS
                            OCTOBER 31, 2002 AND 2001





                                ASSETS                                                      2002           2001
                                ------                                                      ----           ----
                                                                                               (In Thousands
                                                                                                 of Dollars)

          Real estate, at cost, net of accumulated depreciation of $2,683,000
               and $2,339,000                                                            $ 13,519       $ 13,669
          Equipment, at cost, net of accumulated depreciation of $142,000 and
          $108,000                                                                            154            137
          Cash                                                                                104             20
          Tenants' security accounts                                                          386            367
          Prepaid expenses and other assets                                                    59            128
          Deferred charges, net                                                               230            161
                                                                                         --------       --------

                   Totals                                                                $ 14,452       $ 14,482
                                                                                         ========       ========


                       LIABILITIES AND MEMBERS' DEFICIENCY
                       -----------------------------------

          Liabilities:
               Mortgage payable                                                          $ 14,794       $ 14,996
               Accounts payable and accrued expenses                                           64             87
               Tenants' security deposits                                                     391            368
                                                                                         --------       --------
                   Total liabilities                                                       15,249         15,451

          Members' deficiency                                                                (797)          (969)
                                                                                         --------       --------

                   Totals                                                                $ 14,452       $ 14,482
                                                                                         ========       ========



                       See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                  STATEMENTS OF INCOME AND MEMBERS' DEFICIENCY
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000





                                     INCOME                                    2002      2001         2000
                                     ------                                    ----      ----         ----
                                                                                (In Thousands of Dollars)

            Revenue:
                 Rental income                                                $3,145       $3,014       $2,847
                 Sundry income                                                    24           21           16
                                                                              ------       ------       ------
                     Totals                                                    3,169        3,035        2,863
                                                                              ------       ------       ------

            Expenses:
                 Operating expenses                                              586          676          566
                 Management fees                                                 162          151          144
                 Real estate taxes                                               361          348          334
                 Interest                                                      1,011        1,024        1,036
                 Depreciation                                                    377          360          350
                                                                              ------       ------       ------
                     Totals                                                    2,497        2,559        2,430
                                                                              ------       ------       ------

            Net income                                                           672          476          433


                                              MEMBERS' DEFICIENCY
                                              -------------------

            Balance, beginning of year                                          (969)        (885)        (738)

            Less distributions                                                  (500)        (560)        (580)
                                                                              ------       ------       ------

            Balance, end of year                                              $ (797)      $ (969)      $ (885)
                                                                              ======       ======       ======


            See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000



                                                                                            2002         2001         2000
                                                                                            ----         ----         ----
                                                                                                (In Thousands of Dollars)

          Operating activities:
               Net income                                                                 $   672       $  476       $  433
               Adjustments to reconcile net income to net cash
                   provided by operating activities:
                   Depreciation and amortization                                              391          373          364
                   Changes in operating assets and liabilities:
                        Tenants' security accounts                                            (19)         (46)         (19)
                        Prepaid expenses and other assets                                      69           (9)          17
                        Accounts payable and accrued expenses                                 (23)          20           (7)
                        Tenants' security deposits                                             23           37           27
                                                                                          -------       ------       ------
                            Net cash provided by operating activities                       1,113          851          815
                                                                                          -------       ------       ------

          Investing activities - capital expenditures                                        (244)        (224)        (102)
                                                                                          -------       ------       ------

          Financing activities:
               Distributions paid                                                            (500)        (560)        (580)
               Repayment of mortgage                                                         (202)        (189)        (177)
               Good faith deposits                                                            (83)
                                                                                          -------       ------       ------
                            Net cash used in financing activities                            (785)        (749)        (757)
                                                                                          -------       ------       ------

          Net increase (decrease) in cash                                                      84         (122)         (44)
          Cash, beginning of year                                                              20          142          186
                                                                                          -------       ------       ------

          Cash, end of year                                                               $   104       $   20       $  142
                                                                                          =======     ========      =======


          Supplemental disclosure of cash flow data:
               Interest paid                                                              $   997       $1,009       $1,022
                                                                                          =======       ======       ======



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

          Cash:
               The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. At October 31, 2002, such cash exceeded Federally insured limits by approximately $500. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 2002 and 2001, the Company had no cash equivalents.

          Depreciation:
               Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives ranging from 7 to 40 years.

          Deferred charges:
               Deferred charges consist of mortgage costs which are amortized on the straight-line method by annual charges to operations over the term of the mortgage. Amortization of such costs is included in interest expense and approximated $14,000 in 2002, 2001 and 2000.

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

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Real estate:
                Real estate consists of the following:



                                                          2002         2001
                                                          ----         ----
                                                            (In Thousands
                                                             of Dollars)

                     Land                               $ 3,849      $ 3,849
                     Apartment buildings                 12,353       12,159
                                                        -------      -------
                                                         16,202       16,008
                     Less accumulated depreciation        2,683        2,339
                                                        -------      -------

                          Totals                        $13,519      $13,669
                                                        =======      =======


Note 3 - Mortgage payable:
               The mortgage is payable in monthly installments of $99,946 including interest at 6.693% through January 2014 at which time the outstanding balance is due. Principal amounts (in thousands of dollars) due under the above obligation in each of the five years subsequent to October 31, 2002 are as follows:

                    Year Ending
                    October 31,                                  Amount
                    -----------                                  ------
                      2003                                        $216
                      2004                                         231
                      2005                                         247
                      2006                                         264
                      2007                                         282

               Based on borrowing rates currently available to the Company,  the
               fair  value  of  the  mortgage   approximates   $16,078,000   and
               $15,317,000 at October 31, 2002 and 2001, respectively.

               The holder of the first mortgage has agreed to increase the loan, via a second mortgage, which will run co-terminus with the first mortgage. The second mortgage loan is approximately $3,400,000 and will bear interest at a fixed rate of 6.18%. The additional financing is expected to close in January 2003.


Note 4 - Management agreement:

               The apartment complex is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $162,000, $151,000 and $144,000 in 2002, 2001 and 2000, respectively.

                                      * * *

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)

              Column A                                Column B
              --------                                --------

                                                  Charged to Costs
                 Item (A)                            and Expenses
                 ----                     -------------------------------------
                                            2002        2001           2000
                                            ----        ----           ----

     Maintenance and repairs              $  692      $  657         $  357
                                          ======      ======         ======

     Real estate taxes                    $2,400      $2,293         $2,133
                                          ======      ======         ======



     (A) Amounts for other items were less than 1% of revenue in all years.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                OCTOBER 31, 2002
                            (In Thousands of Dollars)


         Column A                   Column B          Column C                      Column D                      Column E
         --------                   --------          --------                      --------                      --------
                                                                                      Costs
                                                                                   Capitalized
                                                    Initial Cost                    Subsequent              Gross Amount at Which
                                                     to Company                   to Acquisition         Carried at Close of Period
                                                 ---------------------  ----------------------------     --------------------------


                                                           Buildings                                           Buildings
                                     Encum-                   and               Improve-   Carrying              and
        Description                 brances      Land     Improvements  Land      ments     Costs     Land   Improvements   Total(1)
        -----------                 -------      ----     ------------  ----      -----     -----     ----   ------------   --------

Garden apartments:
   Grandview Apts., Hasbrouck
     Heights, NJ                                $   22      $ 180                $ 205               $   22    $   385      $  407
   Lakewood Apts., Lakewood, NJ                     11        396                  188                   11        584         595
   Hammel Gardens, Maywood, NJ    $  3,720         313        728                  675                  313      1,403       1,716
   Palisades Manor, Palisades
     Park, NJ                                       12         81                   76                   12        157         169
   Steuben Arms, River Edge, NJ      5,127         364      1,773                  542                  364      2,315       2,679
   Heights Manor, Spring Lake
     Heights, NJ                     3,528         109        974                  370                  109      1,344       1,453
   Berdan Court, Wayne, NJ          10,505         250      2,206                2,012                  250      4,218       4,468

Retail properties:
   Franklin Lakes Shopping Center,
     Franklin Lakes, NJ                             29                $3,382     7,378                3,411      7,378      10,789
   Glen Rock, NJ                                    12         36                   35                   12         71          83
   Olney Shopping Center, Olney,
     MD                             10,886       1,058     14,590                  113                1,058     14,703      15,761
   Patchogue Shopping Center,
     Patchogue, NY                   6,914       2,128      8,818                  (25)               2,128      8,793      10,921
   Westridge Shopping Center,
     Frederick, MD                  17,661       9,135     19,159                  394                9,135     19,553      28,688
   Westwood Shopping Center,
     Westwood, NJ                   10,052       6,889      6,416                  657                6,889      7,073      13,962

Vacant land:
   Franklin Lakes, NJ                              224                  (158)                            66                     66
   Rockaway, NJ                                  1,683                   245                 $633     2,561                  2,561
   South Brunswick, NJ                              80                     1                  101       182                    182
                                    -------    -------    -------     ------   -------       ----   -------    -------      ------

       Totals                       $68,393    $22,319    $55,357     $3,470   $12,620       $734   $26,523    $67,977      94,500
                                    =======    =======    =======     ======   =======       ====   =======    =======      ======




                                       Column F       Column G     Column H       Column I
                                       --------       --------     --------       --------






                                                                                   Life on
                                                                                  Which De-
                                    Accumulated       Date of        Date         preciation
        Description                 Depreciation    Construction   Acquired      is Computed
        -----------                 ------------    ------------   --------      -----------


Garden apartments:
   Grandview Apts., Hasbrouck
     Heights, NJ                       $  295              1925          1964       7-40 years
   Lakewood Apts., Lakewood, NJ           508              1960          1962       7-40 years
   Hammel Gardens, Maywood, NJ    $       870              1949          1972       7-40 years
   Palisades Manor, Palisades
     Park, NJ                             122           1935/70          1962       7-40 years
   Steuben Arms, River Edge, NJ         1,435              1966          1975       7-40 years
   Heights Manor, Spring Lake
     Heights, NJ                          961              1967          1971       7-40 years
   Berdan Court, Wayne, NJ              2,922              1964          1965       7-40 years

Retail properties:
   Franklin Lakes Shopping Center,
     Franklin Lakes, NJ                   902        1963/75/97          1966      10-50 years
   Glen Rock, NJ                           49              1940          1962    10-31.5 years
   Olney Shopping Center, Olney,
     MD                                   968                            2000    15-39.5 years
   Patchogue Shopping Center,
     Patchogue, NY                      1,088              1997          1997         39 years
   Westridge Shopping Center,
     Frederick, MD                      6,637              1986          1992    15-31.5 years
   Westwood Shopping Center,
     Westwood, NJ                       3,269              1981          1988    15-31.5 years

Vacant land:
   Franklin Lakes, NJ                                                 1966/93
   Rockaway, NJ                                                    1964/92/93
   South Brunswick, NJ                                                   1964
                                      -------

       Totals                         $20,026
                                      =======


(1) Aggregate cost is the same for Federal income tax purposes.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (In Thousands of Dollars)




Reconciliation of real estate and accumulated depreciation:

                                                   2002           2001          2000
                                                   ----           ----          ----

Real estate:
    Balance, beginning of year                   $ 95,637       $ 94,565      $ 78,040

    Additions:
        Building and improvements                     365          1,036        16,495
        Carrying costs                                                36            30

    Deletions - building and improvements          (1,502)
                                                 --------       --------      --------

    Balance, end of year                         $ 94,500       $ 95,637      $ 94,565
                                                 ========       ========      ========


Accumulated depreciation:
    Balance, beginning of year                   $ 18,892       $ 16,726      $ 14,786

    Additions - charged to operating expenses       2,148          2,166         1,940

    Deletions                                      (1,014)
                                                 --------       --------      --------

    Balance, end of year                         $ 20,026       $ 18,892      $ 16,726
                                                 ========       ========      ========