Form 10-Q
period 2003-03-19
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2003-03-19
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to ___________________.

Commission File No.: 2-27018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                      INDEX

Part I: Financial Information

      Item 1: Unaudited Condensed Consolidated Financial Statements

            a.) Condensed Consolidated Balance Sheets as at January 31, 2003 and October 31, 2002;

            b.) Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Three Months Ended January 31, 2003 and 2002;

            c.) Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2003 and 2002;

            d.)   Notes to Condensed Consolidated Financial Statements.

      Item 2: Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.

      Item 3: Quantitative and Qualitative Disclosures of Market Risk.

      Item 4: Controls and Procedures

Part II: Other Information

      Item 6: Exhibits and Reports on Form 8-K

Item 1: Financial Statements

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                     January 31,           October 31,
                                                                       2003                    2002
                                                                      -------                -------
                                                                    (Unaudited)            (See Note 1)
                                                                    -----------            ------------
                                                                        (In Thousands of Dollars)
                                  ASSETS
Real estate, at cost, net of accumulated
depreciation                                                          $74,287                $74,687
Investment in affiliates                                                2,003                  3,283
Cash and cash equivalents                                              12,606                 11,930
Tenants' security accounts                                                821                    788
Sundry receivables                                                      2,566                  2,555
Prepaid expenses and other assets                                       1,280                  1,306
Deferred charges, net                                                   1,172                  1,166
                                                                       -------               -------
                        Totals                                        $94,735                $95,715
                                                                      =======                =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable                                                     $68,176                $68,393
Accounts payable and accrued expenses                                     853                    778
Dividends payable                                                       1,092                  2,090
Tenants' security deposits                                              1,155                  1,122
Deferred revenue                                                          282                    332
Interst rate swap contract                                                236                     --
                                                                      -------                -------
                        Total liabilities                              71,794                72,715
                                                                      -------                -------

Minority interest                                                       1,096                  1,097
                                                                      -------                -------

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
 4,000,000 shares authorized:
 3,119,576 shares issued and outstanding                               19,314                 19,314
Accumulated other comprehensive loss                                     (236)                    --
Undistributed earnings                                                  2,767                  2,589
                                                                      -------                -------
                         Total shareholders' equity                    21,845                 21,903
                                                                      -------                -------

                                   Totals                             $94,735                $95,715
                                                                      =======                =======

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND UNDISTRIBUTED
              EARNINGS THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

                                                                  2003           2002
                                                                 -------       -------
                                                                (In Thousands of Dollars,
                                                                Except Per Share Amounts)
                                     INCOME
Revenue:
     Rental income                                               $ 3,978       $ 3,884
     Reimbursements                                                  664           745
     Equity in income of affiliates                                   81            51
     Net Investment Income                                            53            68
     Sundry income                                                    56            47
                                                                 -------       -------
                              Totals                               4,832         4,795
                                                                 -------       -------
Expenses:
     Operating expenses                                              957           821
     Management fees                                                 201           200
     Real estate taxes                                               621           591
     Financing costs                                               1,194         1,216
     Depreciation                                                    532           535
     Minority interest                                                49            47
                                                                 -------       -------
                              Totals                               3,554         3,410
                                                                 -------       -------
Income from continuing operations before state income taxes        1,278         1,385
Provision for state income taxes                                       8             5
                                                                 -------       -------
Income from continuing operations                                  1,270         1,380
Discontinued operations                                               --           (42)
                                                                 -------       -------
         Net income                                              $ 1,270       $ 1,338
                                                                 =======       =======

--------------------------------------------------------------------------------------
Basic earnings (loss) per share:
     Continuing operations                                       $  0.41       $  0.44
     Discontinued operations                                          --         (0.01)
                                                                 -------       -------
         Net income                                              $  0.41       $  0.43
                                                                 =======       =======
--------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
     Continuing operations                                       $  0.39       $  0.43
     Discontinued operations                                          --         (0.01)
                                                                 -------       -------
         Net income                                              $  0.39       $  0.42
                                                                 =======       =======
--------------------------------------------------------------------------------------
Basic weighted average shares outstanding                          3,120         3,120
Diluted weighted average shares outstanding                        3,275         3,188
--------------------------------------------------------------------------------------

                              COMPREHENSIVE INCOME
Net Income                                                       $ 1,270       $ 1,338
Other comprehensive income(loss):
(loss) on interest rate
  swap contract                                                     (236)           --
                                                                 -------       -------
Other comprehensive income(loss)                                    (236)           --
                                                                 -------       -------
Comprehensive income                                             $ 1,034       $1,3389
                                                                 =======       ========
                             UNDISTRIBUTED EARNINGS
Balance, beginning of period                                     $ 2,589       $ 2,274
Net income                                                         1,270         1,338
Less dividends                                                    (1,092)         (936)
                                                                 -------       -------
Balance, end of period                                           $ 2,767       $ 2,676
                                                                 =======       =======
Dividends per share                                              $  0.35       $  0.30
                                                                 =======       =======

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

                                                                     2003           2002
                                                                     ----           ----
                                                                  (In thousands of Dollars)
Operating activities:
 Net Income                                                        $  1,270       $  1,338
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                         608            604
  Equity in income of affiliates                                         (81)           (51)
  Deferred revenue                                                      (50)           (51)
  Minority interest                                                      49             47
  Changes in operating assets and liabilities:
   Tenants' security accounts                                           (33)            66
   Sundry receivables, prepaid expenses and other assets                (67)             9
   Accounts payable and accrued expenses                                 76           (174)
   Tenants' security deposits                                            33            (66)
                                                                   --------       --------
                    Net cash provided by operating activities         1,805          1,722
                                                                   --------       --------
Investing activities:
 Capital expenditures                                                  (132)          (144)
 Distributions from affiliate                                         1,360             --
 Marketable security redeemed                                                          500
                                                                   --------       --------
                      Net cash provided by investing activities       1,228            356
                                                                   --------       --------
Financing activities:
 Repayment of mortgages                                                (217)          (261)
 Dividends Paid                                                      (2,090)        (1,497)
 Distribution to Minority Interest                                      (50)          (115)
                                                                   --------       --------
                      Net cash used in financing activities          (2,357)        (1,873)
                                                                   --------       --------
Net increase in cash and cash equivalents                               676            205
Cash and cash equivalents, beginning of period                       11,930         13,187
                                                                   --------       --------
Cash and cash equivalents, end of period                           $ 12,606       $ 13,392
                                                                   ========       ========

Supplemental disclosure of cash flow data:
 Interest paid                                                     $  1,118       $  1,185
                                                                   ========       ========
 Income taxes paid                                                 $      8       $      5
                                                                   ========       ========
 Dividends declared but not paid                                   $  1,092       $    936
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

      The consolidated results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2002.

      Certain accounts in the 2002 financial statements have been reclassified to conform to the current presentation.

     Interest rate awap contract:

     FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. Effective November 1, 2002, FREIT adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows on the assets or liabilty hedged.

Note 2 - Investment in Affiliates:

      Certain investments, where FREIT's ownership interest is 50% or less, but can exercise significant influence, are accounted for by the equity method. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize FREIT's share of the net earnings or losses of the affiliates as they occur. These investments include:

                                                                  Ownership
                                                                  Interest
                                                                  --------

      Westwood Hills, LLC                                            40%
      (owns a 210 unit apartment community
      in Westwood, NJ)

      Wayne PSC, LLC                                                 40%
      (effective November 1, 2002 acquired
      the 323,000 +/- sq. ft. Preakness Shopping Center in Wayne, NJ)

      Summarized combined balance sheet as at January 31, 2003 and October 31, 2002, and income statement information for the three months ended January 31, 2003 and 2002 of the above affiliates that are accounted for using the equity method are as follows:

            (thousands)                          January 31,    October 31,
            Balance Sheet Data                      2003           2002
                                                    ----           ----
            Assets
               Real estate                        $ 47,009         13,673
               Other assets                          3,358          9,779
                                                  --------       --------
                  Total assets                    $ 50,367       $ 23,452
                                                  ========       ========

            Liabilities and members'
             equity (deficiency):
               Mortgages payable                  $ 44,510       $ 14,794
               Other liabilities                       850            455
                                                  --------       --------
                  Totals                            45,360         15,249
                                                  --------       --------
            Members' Capital:
            Westwood Hills -deficiency              (4,112)          (797)
            Wayne PSC Capital                        9,119          9,000
                                                  --------       --------
               Totals                                5,007          8,203
                                                  --------       --------
            Total liabilities and capital         $ 50,367       $ 23,452
                                                  ========       ========

            FREIT - Investment in affiliates      $  2,003       $  3,283
                                                  ========       ========

                                                     Three Months ended
            Income Data                                   January 31,
                                                  -----------------------
                                                    2003           2002
                                                    ----           ----
            Rental Revenues                       $  1,873       $    784
            Expenses                                 1,670            657
                                                  --------       --------
                  Net income                      $    203       $    127
                                                  ========       ========

            FREIT - Equity in income              $     81       $     51
                                                  ========       ========

      On November 1, 2002 our newly formed 40% owned affiliate, Wayne PSC, LLC, completed the acquisition of the 323,000 sq. ft. Preakness Shopping Center in Wayne, NJ. Total acquisition costs of $35.5 million (including a $1.3 million capital improvement reserve) were financed in part by a $26.5 million first mortgage loan, and by $9 million of equity contributions provided pro rata by the members of Wayne PSC, LLC, with FREIT's contribution being $3.6 million.

     During January 2003, Westwood Hill placed a second mortgage in the amount of $3.4 million on it's garden apartment property. The net proceeds of the second mortgage was distributed to its members, of which FREIT received approximately $1.4 million.

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

      In computing diluted earnings per share for each of the three month periods ended January 31, 2003 and 2002, the assumed exercise of all of the Trust's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

                                                    2003            2002
                                                 ---------       ---------

      Basic weighted average shares
          outstanding                            3,119,576       3,119,576
      Shares arising from assumed
          exercise of stock options                155,429          68,301
                                                 ---------       ---------

      Dilutive weighted average shares
          outstanding                            3,275,005       3,187,877
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

      Upon ratification of the Plan on April 7,1999, the Trust issued 377,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $15 per share. The options, all of which are outstanding at January 31, 2003, are exercisable through September 2008.

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

Note 5- Segment information:

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

      The chief operating decision-making group of FREIT's retail segment, residential segment and corporate/other is comprised of the Board of Trustees.

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

      Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the three months ended January 31, 2003 and 2002. Asset information is not reported since the Trust does not use this measure to assess performance.

                                                    Three Months ended
                                                         January 31,
                                                      2003         2002
                                                      ----         ----
                                                 (in thousands of dollars)
      Real estate revenue:
       Retail                                       $ 3,031       $ 3,033
       Residential                                    1,612         1,542
                                                    -------       -------
        Total                                         4,643         4,575
                                                    -------       -------
      Real estate operating expenses:
       Retail                                           971           862
       Residential                                      717           632
                                                    -------       -------
        Total                                         1,688         1,494
                                                    -------       -------
      Net operating income:
       Retail                                         2,060         2,171
       Residential                                      895           910
                                                    -------       -------
        Total                                       $ 2,955       $ 3,081
                                                    =======       =======

      Recurring capital improvements:
         Residential                                $   104       $    79
                                                    =======       =======

      Reconciliation to consolidated
        net income:
      Segment NOI                                   $ 2,955       $ 3,081
      Discontinued operations                            --           (42)
      Deferred rents - straight lining                   48            93
      Net investment income                              53            68
      Equity in income of affiliates                     81            51
      General and administrative expenses               (92)         (115)
      Depreciation                                     (532)         (535)
      Financing costs                                (1,194)       (1,216)
      Minority interest                                 (49)          (47)
                                                    -------       -------
        Net income                                  $ 1,270       $ 1,338
                                                    =======       =======


Note 6-Interest Rate Swap Contract:

     During November 2002, FREIT renegotiated the fixed interest rate on a first mortgage secured by its Patchogue, NY property. To reduce the impact of interest rate fluctuations, FREIT entered into an interest rate swap. In accordance with SFAS 133, FREIT recorded a liability for the net present value of the increase in interest cost over the remaining terms of the debt of $236,000. Such amount is included in comprehensive income.

Note 7- Discontinued operations:

      On August 9, 2002, FREIT sold the Sheridan Apartments in Camden, NJ for cash of $1,050,000 and recognized a gain of approximately $475,000. FREIT has owned and operated the property since 1964.

      Summarized operating results included in discontinued operations in the accompanying consolidated statements of income for the quarter ended January 31, 2002 is as follows (in thousands):

                             Revenue                  $ 160
                             Expenses                  (202)
                                                      -----
                             Net Loss                 $ (42)
                                                      =====

                                      * * *

Management's Discussion and Analysis of Financial Condition and Results of Operations.

--------------------------------------------------------------------------------
  Cautionary Statement Identifying Important Factors That Could Cause FREIT's Actual Results to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the unaudited condensed consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-Q, and the consolidated financial statements included in FREIT's most recently filed Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT's current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend, " "plan," " estimate," or words of similar meaning.

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT's real estate markets, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.
--------------------------------------------------------------------------------

Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned affiliate, Westwood Hills, LLC ("Westwood Hills") that owns a residential apartment property. Starting in fiscal 2003, we also receive income from our 40% owned affiliate Wayne PSC, L.L.C. ("WaynePCS") that owns the Preakness shopping center. Our policy has been to acquire real property for long-term investment.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K, have been applied consistently as at January 31, 2003 and October 31, 2002, and for the three months ended January 31, 2003 and 2002. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

We feel that net income from continuing operations (which excludes the operations of the Camden property) is the most significant element of net income. Accordingly, all references and comparisons refer to income from continuing operations unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated)and refer to earnings per share from continuing operations.

Results of Operations:
Quarters Ended January 31, 2003 and 2002

Revenue for the quarter increased slightly to $4,832,000 from $4,795,000 for the prior year's quarter. Income from continuing operations dipped to $1,270,000 this quarter from $1,380,000 for the prior year's quarter. The charts below detail the changes in revenue and expense components and the components of income from continuing operations.

                                                          Quarter Ended
                                                --------------------------------
                                                    January 31,
                                                -----------------      Increase
                                                  2003       2002     (Decrease)
                                                  ----       ----     ----------
      Revenue                                               ($000)
       Real estate operations                   $ 4,698    $ 4,676      $   22
       Equity in income of affiliates                81         51          30
       Net investment income                         53         68         (15)
                                                ------------------------------
        Total revenue                             4,832      4,795          37
                                                ------------------------------
      Expenses
       Real estate operations                     2,276      2,084         192
       Financing costs                            1,194      1,216         (22)
       General and administrative expenses           92        115         (23)
                                                ------------------------------
        Total expenses                            3,562      3,415         147
                                                ------------------------------
      Income from continuing operations         $ 1,270    $ 1,380      $ (110)
                                                ==============================

                                                         Quarter Ended
                                                --------------------------------
                                                    January 31,
                                                ------------------    Increase
                                                  2003        2002    (Decrease)
                                                  ----        ----    ----------
                                                             ($000)
      Net income components:

        Real estate operations                  $ 2,422     $ 2,592       $(170)
        Equity in income of affiliates               81          51          30
        Net investment income                        53          68         (15)
        Financing costs                          (1,194)     (1,216)         22
        General and administrative expenses         (92)       (115)         23
                                                -------------------------------
      Income from continuing operations         $ 1,270     $ 1,380       $(110)
                                                ===============================

The consolidated results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the full year.

RETAIL SEGMENT

NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes straight lining of rents, depreciation and financing costs (See Note 6 to the condensed consolidated financial statements).

FREIT's retail properties consist of six (6) properties totaling approximately 686,000 sq. ft. Four are multi-tenanted shopping centers and two are single tenanted stores. Their operations are summarized in thousands below.

      Retail Segment
                                        Quarter ended
                                          January 31,        Increase (Decrease)
                                      ----------------       -------------------
                                       2003       2002          $          %
                                       ----       ----          -          -
      Revenues
      Minimum & percentage Rents      $2,328     $2,259       $  69        3.1%
      Reimbursements                     691        766         (75)      -9.8%
      Other                               12          8           4       50.0%
                                      ------     ------       -----      -----
      Total revenue                    3,031      3,033          (2)      -0.1%
                                      ------     ------       -----      -----

      Operating expenses                 971        862         109       12.6%
                                      ------     ------       -----      -----
      Net operating income            $2,060     $2,171       $(111)      -5.1%
                                      ======     ======       =====      =====

      Average occupancy %               93.0%      97.4%                 -4.40%
                                      ------     ------                  -----

Minimum and percentage rents at FREIT's retail properties increased 3.1% during the quarter ended January 31, 2003 ("Current Quarter") compared to the quarter ended January 31, 2002 ("Prior Quarter"). The increase in rents resulted from increased base rents, and rents from tenant's that were not in occupancy for the full quarter last year. These increases, however, were not large enough to cover reimbursement losses due to higher vacancy or overcome the one time expense recovery booked during the Prior Quarter.

The increases in operating expenses are principally weather related, with higher snow removal costs and utility costs accounting for 88% of the increase.

In February 2003, without any notice, a major tenant in one of our shopping centers closed their store and ceased paying rent and additional rent, and is in default of both monetary and non-monetary provisions of their lease. Annual rent and other charges from this tenant approximate $400,000 per year. FREIT intends to vigorously enforce the provisions of the lease. As of the date of this report it is too early to determine the effect to FREIT of this tenant's default.

RESIDENTIAL SEGMENT

FREIT operates seven (7) multi-family apartment communities totaling 507 apartment units. The NOI of our residential properties is summarized in thousands below

      Residential Segment

                                  Quarter Ended
                                    January 31,            Increase (Decrease)
                                -------------------     ------------------------
                                 2003         2002         $            %
                                 ----         ----         -            -
      Revenues
      Rents                     $1,596       $1,525       $ 71         4.7%
      Other                         16           17         (1)       -5.9%
                                ------       ------       ----        ----
      Total revenue              1,612        1,542         70         4.5%
                                ------       ------       ----        ----

      Operating expenses           717          632         85        13.4%
                                ------       ------       ----        ----
      Net operating income      $  895       $  910       $(15)       -1.6%
                                ======       ======       ====        ====

      Average occupancy %         96.0%        96.0%                   0.0%
                                ------       ------                   ----

Residential revenue for the current quarter increased 4.5% to $1,612,000 from $1,542,000 last year. Higher monthly rents were the principal reason for the increase. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For instance, at rental rates and occupancy levels at January 31, 2003, a 1% increase or decrease in average occupancy will cause an annual $66,700 increase or reduction in revenues, while a 1% increase or decrease in rental rates will cause an annual $63,400 increase or decrease in annual revenues.

Average occupancy for the Current Quarter was unchanged at 96% from the Prior Quarter.

During the Current Quarter operating expenses increased 13.4% over the Prior Quarter. As a percentage of revenue, operating expenses were 44.4% of revenue compared to 41% last year. Increases in snow removal and utility costs, because of the current severe winter being experienced, were the principal reasons for the expense increase. Higher than average snow removal and utility costs are expected to prevail into the second fiscal quarter.

EQUITY IN INCOME OF AFFILIATES

Prior to October 31, 2002 FREIT shared in the earnings of its 40% owned affiliate, Westwood Hills which owns a 210 unit apartment community in Westwood, NJ. Effective November 1, 2002, FREIT will also share in the earnings of its 40% owned affiliate, Wayne PSC, which purchased the 323,000 sq. ft. Preakness Shopping Center in Wayne, NJ, on November 1, 2002.

Net income at Westwood Hills during the Current Quarter fell to $83,000 from $127,000 for the Prior Quarter. This resulted in FREIT's share of the affiliates income to fall to $33,000 for the Current Quarter from $51,000 for the Prior Quarter. While revenue at Westwood Hills increased 2.7%, the increase was not sufficient to cover the 13.3% increase in operating expenses - principally snow removal and utility costs - and the 8.6% increase in financing costs that resulted from placing a $3.4 million second mortgage on Westwood Hills garden apartment property. FREIT received 40% of the net mortgage proceeds. The effect of this financing will be to add approximately $212,000 of financing costs to Westwood Hills operations in fiscal 2003.

On November 1, 2002, Wayne PSC closed on the acquisition of the Preakness shopping Center. For the Current Quarter, the Net income from the Center's operations was $119,000. FREIT's share of this income was $48,000 (40%). FREIT's share of income from this affiliate is expected to grow, as Stop and Shop, one of the major anchors opened its super market on February 13, 2003.

FINANCING COSTS

Financing Costs for the Current Quarter decreased 1.8% to $1,194,000 from $1,216,000 for the Prior Quarter. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment this year compared to last year.

GENERAL ADMINISTRATIVE EXPENSES

Our G & A expenses decreased approximately 20% during the Current Quarter to $92,000 from $115,000 from the Prior Quarter. Reductions in professional fees and Trustee's fees were the principal factors.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities increased 4.8% to $1.8 million for the Current Quarter from $1.7 million for the Prior Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2003, we had cash and cash equivalents totaling $12.6 million compared to $11.9 million at October 31, 2002. During January 2003 FREIT received approximately $1.4 million as a distribution from Westwood Hills as its share of Westwood Hills second mortgage financing proceeds. These funds are available for construction, property acquisitions, and general needs.

As previously reported, we are planning the construction of 129 apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.

At January 31, 2003 FREIT's aggregate outstanding mortgage debt was $68.2 million. Approximately $57.3 million bears a fixed weighted average interest rate of 7.512%, and an average life of approximately 9 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets at our option every 30, 60 or 90 days. This mortgage note is due at the end of March 2003. Our lender has indicated a desire to extend the loan for an additional three years and will be due and payable at the end of March 2006. The fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                         Fiscal Year        $ Millions
                         -----------        ----------
                         2007                $  15.7
                         2008                $  16.8
                         2010                $   9.2
                         2013                $   8.0
                         2014                $   9.4

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2003 and October 31, 2002:

                                      January 31,      October 31,
                 (In Millions)           2003             2002
                 -------------           ----             ----

                 Fair Value             $72.6            $73.5
                 Carrying Value         $68.2            $68.4

Fair values are estimated based on market interest rates at January 31, 2003 and October 31, 2002 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

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

FREIT also has the ability to draw, if needed, against its $14 million, two-year revolving line of credit. To date, no draws have been made against this credit line.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See "Liquidity and Capital Resources" above.

Item 4: Controls and Procedures

Within the ninety (90) days prior to the filing date of this quarterly report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of FREIT's disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT's management, including FREIT's Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT's disclosure controls and procedures are effective. There have been no significant changes in FREIT's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

      During the first quarter ended January 31,m 2003, the following reports on Form 8-K were filed with the SEC:

      (a) On November 1, 2002, FREIT filed a report on Form 8-K announcing that its affiliate Wayne PSC, LLC completed the acquisition of the Preakness Shopping Center in Wayne, NJ. A copy of the press release was attached.

      (b) On November 27, 2002, FREIT filed a report on Form 8-K announcing its operating results for the year and quarter ended October 31, 2002. A copy of the press release was attached.

                                  Exhibit Index

      Exhibit 99.1 Certification of Chief Executive Officer

      Exhibit 99.2 Certification of Chief Financial Officer

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

                               FIRST REAL ESTATE INVESTMENT
                                   TRUST OF NEW JERSEY
                               ----------------------------
                                       (Registrant)

Date: March 19, 2003


                                /s/ Robert S. Hekemian
                                ------------------------------------------------
                                            (Signature)
                                Robert S. Hekemian.
                                Chairman of the Board and
                                Chief Executive Officer


                                /s/ Donald W. Barney
                                ------------------------------------------------
                                    (Signature)
                                Donald W. Barney
                                President, Treasurer and Chief Financial Officer (Principal Financial/Accounting Officer)

                                  CERTIFICATION

      I, Robert S. Hekemian, Chairman of the Board and Chief Executive Officer of First Real Estate Investment Trust of New Jersey certify that:

      1. I have reviewed this quarterly report on Form 10-Q of First Real Estate Investment Trust of New Jersey;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003            /s/ Robert S. Hekemian
                               -------------------------------------------------
                               Robert S. Hekemian
                               Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

      I, Donald W. Barney, President, Treasurer and Chief Financial Officer of First Real Estate Investment Trust of New Jersey certify that:

      1. I have reviewed this quarterly report on Form 10-Q of First Real Estate Investment Trust of New Jersey;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003                              /s/ Donald W. Barney
                                                  ------------------------
                                                  Donald W. Barney
                                                  President, Treasurer and
                                                   Chief Financial Officer