Form 10-Q
period 2003-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2003-06-16
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended   April 30, 2003
                             --------------
                                       or

[ ] TRANSITION   REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                            to
                                -------------------------    ------------------.
Commission File No.: 2-27018


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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[XX]Yes [__] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes [XX] No

As of June 13, 2003 there were 3,155,576 shares of beneficial interest issued and outstanding.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------

                                      INDEX
                                      -----


Part I: Financial Information

     Item 1: Unaudited Condensed Consolidated Financial Statements.

               a.) Condensed Consolidated Balance Sheets as at April 30, 2003 and October 31, 2002;

               b.) Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Six and Three Months Ended April 30, 2003 and 2002;

               c.) Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2003 and 2002;

               d.)  Notes to Condensed Consolidated Financial Statements.

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3: Quantitative and Qualitative Disclosures of Market Risk.

     Item 4: Controls and Procedures.



Part II: Other Information

     Item 4. Submission of Matters to a Vote of Security Holders.

     Item 6: Exhibits and Reports on Form 8-K.

Certifications.

Item 1: Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            April 30,   October 31,
                                                              2003         2002
                                                              ----         ----
                                                           (Unaudited)  (See Note 1)
                                                           -----------  ------------
                                                         (In Thousands   of Dollars)
                                                         ---------------------------
                                     ASSETS
                                     ------
Real estate, at cost, net of accumulated
 depreciation                                               $ 73,933      $ 74,687
Investment in affiliates                                       2,144         3,283
Cash & cash equivalents                                       12,451        11,930
Tenants' security accounts                                       815           788
Sundry receivables                                             2,761         2,555
Prepaid expenses and other assets                              1,387         1,306
Deferred charges, net                                          1,149         1,166
                                                            --------      --------
                                    Totals                  $ 94,640      $ 95,715
                                    ------                  ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
 Mortgages payable                                          $ 67,925      $ 68,393
 Accounts payable and accrued expenses                           835           778
 Dividends payable                                             1,092         2,090
 Tenants' security deposits                                    1,127         1,122
 Deferred revenue                                                161           332
 Interest rate swap contract                                     308          --
                                                            --------      --------
                               Total liabilities              71,448        72,715
                                                            --------      --------

Minority interest                                              1,114         1,097
                                                            --------      --------

Commitments and contingencies

Shareholders' equity:
 Shares of beneficial interest without par value:
  4,000,000 shares authorized
  3,119,576 shares issued and outstanding                     19,314        19,314
 Undistributed earnings                                        3,072         2,589
 Accumulated other comprehensive loss                           (308)         --
                                                            --------      --------
                          Total shareholders' equity          22,078        21,903
                                                            --------      --------
                                    Totals                  $ 94,640      $ 95,715
                                                            ========      ========

See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED APRIL 30, 2003 AND 2002

                                                       Six Months               Three Months
                                                     Ended April 30,           Ended April 30,
                                                    2003        2002          2003         2002
                                                    ----        ----          ----         ----
                                                            (In Thousands of Dollars,
                                                            Except Per Share Amounts)

Revenue:
     Rental income                                $ 8,010      $ 7,806       $ 4,032      $ 3,922
     Reimbursements                                 1,469        1,355           805          610
     Equity in income of affiliates                   221          109           140           58
     Net Investment Income                             94          123            41           55
     Sundry income                                     99          167            43          120
                                                  -------      -------       -------      -------
                               Totals               9,893        9,560         5,061        4,765
                                                  -------      -------       -------      -------
Expenses:
     Operating expenses                             2,107        1,670         1,149          849
     Management fees                                  400          395           199          195
     Real estate taxes                              1,175        1,183           554          592
     Financing costs                                2,338        2,441         1,144        1,225
     Depreciation                                   1,067        1,071           535          536
     Minority interest                                132           92            83           45
                                                  -------      -------       -------      -------
                               Totals               7,219        6,852         3,664        3,442
                                                  -------      -------       -------      -------
Income from continuing operations
     before state income taxes                      2,674        2,708         1,397        1,323
Provision for state income taxes                        8           10             1            5
                                                  -------      -------       -------      -------
Income from continuing operations                   2,666        2,698         1,396        1,318
     Discontinued operations                           --          (24)           --           18
                                                  -------      -------       -------      -------
             Net Income                           $ 2,666      $ 2,674       $ 1,396      $ 1,336
                                                  =======      =======       =======      =======
-------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
     Earnings before discontinued operations      $  0.85      $  0.87       $  0.45      $  0.42
     Discontinued operations                           --        (0.01)           --         0.01
                                                  -------      -------       -------      -------
                                                  $  0.85      $  0.86       $  0.45      $  0.43
                                                  -------      -------       -------      -------
Diluted earnings (loss) per share:
     Earnings before discontinued operations      $  0.81      $  0.85       $  0.43      $  0.41
     Discontinued operations                           --        (0.01)           --         0.01
                                                  -------      -------       -------      -------
                                                  $  0.81      $  0.84       $  0.43      $  0.42
-------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding           3,120        3,120         3,120        3,120
Diluted weighted average shares outstanding         3,277        3,178         3,284        3,188
-------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 2003 AND 2002

                                                               Six Months                Three Months
                                                             Ended April 30,             Ended April 30,
                                                           2003          2002          2003          2002
                                                           ----          ----          ----          ----
                                                                    (In Thousands of Dollars)
                        COMPREHENSIVE INCOME
Net income                                               $ 2,666       $ 2,674       $ 1,396       $ 1,336
Other comprehensive income (loss):
     Unrealized loss on interest rate swap contract         (308)                        (72)
                                                         -------       -------       -------       -------
Comprehensive income                                     $ 2,358       $ 2,674       $ 1,324       $ 1,336
                                                         =======       =======       =======       =======

                       UNDISTRIBUTED EARNINGS
Balance, beginning of period                             $ 2,589       $ 2,274       $ 2,767       $ 2,676
Net income                                                 2,666         2,674         1,396         1,336
Less dividends                                            (2,183)       (1,872)       (1,091)         (936)
                                                         -------       -------       -------       -------
Balance, end of period                                   $ 3,072       $ 3,076       $ 3,072       $ 3,076
                                                         =======       =======       =======       =======
Dividends per share                                      $  0.70       $  0.60       $  0.35       $  0.30
                                                         =======       =======       =======       =======

See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2003 AND 2002

                                                                        2003           2002
                                                                        ----           ----
                                                                     (In Thousands of Dollars)
Operating activities:                                                 -----------------------
 Net Income                                                          $  2,666       $  2,674
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                         1,299          1,219
  Equity in income of affiliates                                         (221)          (109)
  Deferred revenue                                                          5           (229)
  Minority interest                                                       132             92
  Changes in operating assets and liabilities:
  Tenants' security accounts                                              (27)            45
  Sundry receivables, prepaid expenses and other assets                  (394)            66
  Accounts payable and accrued expenses                                    57           (156)
  Tenants' security deposits                                             (171)           (26)
                                                                     --------       --------
                      Net cash provided by operating activities         3,346          3,576
                                                                     --------       --------
Investing activities:
 Capital expenditures                                                    (421)          (270)
 Distributions from affiliate                                           1,360             40
 Marketable securities redeemed                                                          500
                                                                     --------       --------
                      Net cash provided by investing activities           939            270
                                                                     --------       --------
Financing activities:
 Repayment of mortgages                                                  (468)          (488)
 Dividends paid                                                        (3,181)        (2,433)
 Distribution to minority interest                                       (115)          (177)
                                                                     --------       --------
                        Net cash used in financing activities          (3,764)        (3,098)
                                                                     --------       --------
Net increase in cash and cash equivalents                                 521            748
Cash and cash equivalents, beginning of period                         11,930         13,187
                                                                     --------       --------
Cash and cash equivalents, end of period                             $ 12,451       $ 13,935
                                                                     ========       ========

Supplemental disclosure of cash flow data:
 Interest paid                                                       $  2,274       $  2,379
                                                                     ========       ========
 Income taxes paid                                                   $      8       $     10
                                                                     ========       ========
 Dividends declared but not paid                                     $  1,092       $    936
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

               The consolidated results of operations for the six and three months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2002.

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
                (effective November 1, 2002 acquired
                the 323,000 +/- sq. ft. Preakness Shopping Center in Wayne, NJ)


          Summarized combined balance sheets as at April 30, 2003 and October 31, 2002, and income statement information for the six and three months ended April 30, 2003 and 2002 of the above affiliates that are accounted for using the equity method are as follows:

                                                      April 30,     October 31,
                                                        2003           2002
                                                        ----           ----
                                                     (In thousands of dollars)
Balance sheet data:
Assets:
  Real estate and equipment, net                     $ 46,621       $ 13,673
  Other                                                 3,581          9,779
                                                     --------       --------
          Total assets                               $ 50,202       $ 23,452
                                                     ========       ========

Liabilities and members' equity:
Liabilities:
  Mortgage payable                                   $ 44,292       $ 14,794
  Other                                                   551            455
                                                     --------       --------
          Total liabilities                            44,843         15,249
                                                     --------       --------

Members' equity:
  Westwood Hills - deficiency                          (4,007)          (797)
  Wayne PSC equity                                      9,366          9,000
                                                     --------       --------
          Total members' equity                         5,359          8,203
                                                     --------       --------

          Total liabilities and members' equity      $ 50,202       $ 23,452
                                                     ========       ========

FREIT - Investment in affiliates equity              $  2,144       $  3,283
                                                     ========       ========


                                          Six Months Ended           Three Months Ended
                                               April 30,                   April 30,
                                        ---------------------       ---------------------
                                          2003          2002          2003          2002
                                          ----          ----          ----          ----
                                                      (In thousands of dollars)
Income Statement Data:
Rental revenue                          $ 3,974       $ 1,570       $ 2,101       $   786
Real estate operating expenses           (1,668)         (605)         (858)         (294)
                                        -------       -------       -------       -------
          Net operating Income            2,306           965         1,243           492
Financing costs, net                     (1,389)         (507)         (710)         (253)
Depreciation                               (364)         (185)         (182)          (93)
                                        -------       -------       -------       -------
          Net income                    $   553       $   273       $   351       $   146
                                        =======       =======       =======       =======

          FREIT - Equity in income      $   221       $   109       $   140       $    58
                                        =======       =======       =======       =======



          On November 1, 2002, our newly formed 40% owned affiliate, Wayne PSC, LLC, completed the acquisition of the 323,000 sq. ft. Preakness Shopping Center in Wayne, NJ. Total acquisition costs of $35.5 million (including a $1.3 million capital improvement reserve) were financed in part by a $26.5 million first mortgage loan, and by $9 million of equity contributions provided pro rata by the members of Wayne PSC, LLC, with FREIT's contribution being $3.6 million.

          During January 2003, Westwood Hill placed a second mortgage in the amount of $3.4 million on its garden apartment property. The net proceeds of the second mortgage was distributed to its members, of which FREIT received approximately $1.4 million.

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

               In computing diluted earnings per share for each of the six and three month periods ended April 30, 2003 and 2002, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

                                                   Six Months Ended                 Three Months Ended
                                                       April 30,                        April 30,
                                            -------------------------------  ------------------------------
                                                 2003           2002              2003           2002
                                                 ----           ----              ----           ----
Basic weighted average shares
          outstanding                        3,119,576       3,119,576        3,119,576      3,119,576
Shares arising from assumed
          exercise of stock options            157,074          58,851          164,865         67,957

Dilutive weighted average shares
                                            -------------------------------  ------------------------------
          outstanding                        3,276,650       3,178,427        3,284,441      3,187,533
                                            ===============================  ==============================

               Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.


Note 4- Equity incentive plan:
               On September 10, 1998, the Board of Trustees approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 460,000 of the Trust's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

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

               The chief operating decision-making group of the Trust's retail segment, residential segment and corporate/other is comprised of the Board of Trustees.

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

               Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the six and three months ended April 30, 2003 and 2002. Asset information is not reported since the Trust does not use this measure to assess performance.


                                            Six Months Ended          Three Months Ended
                                                April 30,                   April 30,
                                           2003          2002          2003         2002
                                           ----          ----          ----         ----
                                                      (in thousands of dollars)
Real estate revenue:
Retail                                   $ 6,230       $ 6,023       $ 3,199       $ 2,990
Residential                                3,253         3,118         1,641         1,576
                                         -------       -------       -------       -------
              Totals                       9,483         9,141         4,840         4,566
                                         -------       -------       -------       -------
Real estate operating expenses:
Retail                                     1,957         1,764           985           896
Residential                                1,387         1,278           669           646
                                         -------       -------       -------       -------
              Totals                       3,344         3,042         1,654         1,542
                                         -------       -------       -------       -------
Net operating income:
Retail                                     4,273         4,259         2,214         2,094
Residential                                1,866         1,840           972           930
                                         -------       -------       -------       -------
              Totals                     $ 6,139       $ 6,099       $ 3,186       $ 3,024
                                         =======       =======       =======       =======

Recurring capital improvements:
Residential                              $   167       $   125       $    63       $    46
                                         =======       =======       =======       =======

Reconciliation to consolidated
  net income:
Segment NOI                              $ 6,139       $ 6,099       $ 3,186       $ 3,024
Deferred rents - straight-lining              95           187            47            94
Net investment income                         94           123            41            55
Equity in income of affiliates               221           109           140            58
General and administrative expenses         (346)         (216)         (256)         (107)
Depreciation                              (1,067)       (1,071)         (535)         (536)
Discontinued operatons                        --           (24)           --            18
Financing costs                           (2,338)       (2,441)       (1,144)       (1,225)
Minority interest                           (132)          (92)          (83)          (45)
                                         -------       -------       -------       -------

              Net Income                 $ 2,666       $ 2,674       $ 1,396       $ 1,336
                                         =======       =======       =======       =======





Note 6- Interest Rate Swap Contract:
               During November 2002, FREIT negotiated to lower the fixed interest rate on a first mortgage secured by its Patchogar, NY property and was offered a lower, floating interest rate by the lender. To reduce the impact of interest rate fluctuations, FREIT entered into an interest rate swap. In accordance with SFAS 133, FREIT recorded a liability for the net present value of the increase in interest cost over the remaining terms of the debt of $308,000 at April 30, 2003. Such amount is included in comprehensive income.

Note 7- Discontinued operations:
               On August 9, 2002, FREIT sold the Sheridan Apartments in Camden, NJ for cash of $1,050,000 and recognized a gain of approximately $475,000. FREIT had owned and operated the property since 1964.

               Summarized operating results included in discontinued operations in the accompanying consolidated statements of income for the six and three months ended April 30, 2002 is as follows (in thousands):


                                         Six Months Ended    Three Months Ended
                                          April 30, 2002       April 30, 2002
                                          --------------       --------------
                  Revenue                     $ 328                $169
                  Expenses                     (352)               (151)
                                              -----                ----
                  Net Income (Loss)           $ (24)                $18
                                              =====                ====

Note 8- Subsequent event:
               On May 23, 2003, in accordance with FREIT's Equity Incentive Plan, options to purchase 36,000 of FREIT's shares of beneficial interest were exercised at the option price of $15.00 per share.


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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT's real estate markets, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.
--------------------------------------------------------------------------------

Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income from both of our residential and retail properties, and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned affiliate, Westwood Hills, LLC ("Westwood Hills") that owns a residential apartment property, and beginning in fiscal 2003, income from our 40% owned affiliate Wayne PSC, LLC ("WaynePCS") that owns the Preakness shopping center. Our policy has been to acquire real property for long-term investment.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K, have been applied consistently as at April 30, 2003 and October 31, 2002, and for the six and three months ended April 30, 2003 and 2002. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

We feel that net income from continuing operations (which excludes the operations of the Camden property) is the most significant element of net income. Accordingly, all references and comparisons refer to income from continuing operations unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated) and refer to earnings per share from continuing operations.

Results of Operations:
Six months and Quarters Ended April 30, 2003 and 2002

Summary Income Statement & Component Data
                                            Six Months Ended                           Quarter Ended
                                                April 30,             Increase            April 30,         Increase
                                         ---------------------                     --------------------
                                           2003           2002       (Decrease)       2003        2002     (Decrease)
                                           ----           ----       ----------       ----        ----     ----------
Revenue                                                                       ($000)
  Real estate operations                 $ 9,578       $ 9,328       $   250       $ 4,880      $ 4,652      $   228
  Equity in income of affiliates             221           109           112           140           58           82
  Net investment income                       94           123           (29)           41           55          (14)
                                         -------       -------       -------       -------      -------      -------
  Total revenue                            9,893         9,560           333         5,061        4,765          296
                                         -------       -------       -------       -------      -------      -------

Expenses
  Real estate operations                   4,543         4,205           338         2,265        2,115          150
  Financing costs                          2,338         2,441          (103)        1,144        1,225          (81)
  General & administrative expenses          346           216           130           256          107          149
                                         -------       -------       -------       -------      -------      -------
     Total expenses                        7,227         6,862           365         3,665        3,447          218
                                         -------       -------       -------       -------      -------      -------
  Income from continuing operations        2,666         2,698           (32)        1,396        1,318           78
  Discontinued Operations                                  (24)           24                         18          (18)
                                         -------       -------       -------       -------      -------      -------
 Net Income                              $ 2,666       $ 2,674       $    (8)      $ 1,396      $ 1,336      $    60
                                         =======       =======       =======       =======      =======      =======

Revenue for the quarter ended April 30, 2003 ("Current Quarter") increased 6.2% to $5,061,000 from $4,765,000 for the prior year's quarter ended April 30, 2002 ("Prior Year's Quarter"). Income from continuing operations for the Current
Quarter  increased  5.9% to  $1,396,000  from  $1,318,000  for the Prior  Year's
Quarter.

Income from continuing operations for the six months ended April 30, 2003 ("Current Six Months") was $2,666,000 on revenue of $9,893,000. This compares to income from continuing operations for the six months ended April 30, 2002 ("Prior Year's Six Months") of $2,698,000 on revenue of $9,560,000.

The consolidated results of operations for the six and three months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

REAL ESTATE OPERATIONS:
NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes straight lining of rents, depreciation and financing costs (See Note 5 to the condensed consolidated financial statements).

RETAIL SEGMENT: FREIT's retail properties consist of six (6) properties totaling approximately 686,000 sq. ft. Four are multi-tenanted shopping centers and two are single tenanted stores. Their operations are summarized below:

     Retail Segment                    Six Months Ended       Three Months Ended
                                            April 30,              April 30,
                                       2003          2002      2003      2002
                                       ----          ----      ----      ----
                                               (in thousands of dollars)
     Revenues
      Minimum & Percentage Rents    $   4,697     $  4,541    $ 2,370    $2,282
      Reimbursements                    1,528        1,395        836       628
      Other                                 5           87         (7)       80
                                    ---------     --------   --------    ------
       Total Revenues                   6,230        6,023      3,199     2,990
                                    ---------     --------   --------    ------

     Operating Expenses                 1,957        1,764        985       896

                                    ---------     --------   --------    ------
       Net operating income         $   4,273     $  4,259    $ 2,214    $2,094
                                    =========     ========   ========    ======

     Average Occupancy %                 93.0%        97.3%     93.01%     97.3%
                                    =========     ========   ========    ======

Minimum and percentage rents at FREIT's retail properties increased 3.4% and 3.9% during the Current Six Months and Current Quarter respectively compared to the comparable prior periods. The increase in rents resulted from increased base rents, and rents from tenant's that were not in occupancy for the full quarter last year. The increase in reimbursements is principally the result of higher expenses that are passed through to tenants, plus back billings of reimbursable expenses. These revenue increases have occurred even though overall occupancy has fallen - see below.

The increases in operating expenses are principally weather related, with higher snow removal costs and utility costs accounting for 124% and 184% of the increases for the Current Six Months and Current Quarter respectively.

In February 2003, without any notice, a major tenant in one of our shopping centers closed their store and ceased paying rent and additional rent, and is in default of both monetary and non-monetary provisions of their lease. Annual rent and other charges from this tenant approximate $480,000 per year. As of the date of this report negotiations with the tenant are proceeding. It is too early to determine the effect to FREIT of this tenant's default.

As was previously reported, Stop & Shop closed its 28,000 sq. ft. supermarket in Westwood Plaza Shopping Center and continued fulfilling its rental obligations with no plans to reopen the store. Effective July 31, 2002, FREIT and Stop & Shop reached a Lease Termination Agreement. Since this date no rent has been received for this space. FREIT has entered into a ten-year lease with TJMaxx for all of this space. The terms of the lease are for market rents that will be far in excess of the rent pursuant to the terminated Stop & Shop lease. The income from this lease will increase income, cash flow, and value. TJMaxx opened their store for business late May 2003 and commenced paying rent.



RESIDENTIAL SEGMENT: FREIT operates seven (7) multi-family apartment communities totaling 507 apartment units. The NOI of our residential properties is summarized below.

     Residential Segment           Six Months Ended        Three Months Ended
                                       April 30,                April 30,
                                  2003          2002        2003         2002
                                  ----          ----        ----         ----
                                            (in thousands of dollars)

     Revenues
      Rents                       $3,218       $3,079       $1,622       $1,554
      Other                           35           39           19           22
                                  ------       ------       ------       ------
       Total Revenues              3,253        3,118        1,641        1,576
                                  ------       ------       ------       ------

     Operating Expenses            1,387        1,278          669          646

                                  ------       ------       ------       ------
       Net operating income       $1,866       $1,840       $  972       $  930
                                  ======       ======       ======       ======

     Average Occupancy %            96.2%        96.4%        96.7%        96.4%
                                  ======       ======       ======       ======

     Recurring capital
       improvements               $  167       $  125       $   63       $   46
                                  ======       ======       ======       ======




Residential revenue has increased 4.3% and 4.1% for the Current Six Months and Current Quarter respectively compared to the comparable prior periods. Higher monthly rents, in spite of scattered concessions were the principal reason for the increase. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For instance, at rental rates and occupancy levels at April 30, 2003, a 1% increase or decrease in average occupancy will cause an annual $66,700 increase or reduction in revenues, while a 1% increase or decrease in rental rates will cause an annual $64,600 increase or decrease in annual revenues.

Average occupancy for the Current Six Months was down slightly from the Prior Year's Six Month period, while average occupancy for the Current Quarter was slightly higher than for the Prior Year's Quarter.

During the Current Six Months and Current Quarter operating expenses increased 8.5% and 3.5% respectively over prior year's comparable periods. As a percentage of revenue, operating expenses for the Current Six Months were 42.6% of revenue compared to 41% for the Prior Year's Six Months period. Increases in snow removal and utility costs, because of the recent severe winter, which we experienced, were the principal reasons for the expense increase.

EQUITY IN INCOME OF AFFILIATES

Prior to October 31, 2002 FREIT shared in the earnings of its 40% owned affiliate, Westwood Hills which owns a 210 unit apartment community in Westwood, NJ. Effective November 1, 2002, FREIT also shares in the earnings of its 40% owned affiliate, Wayne PSC, which purchased the 323,000 sq. ft. Preakness Shopping Center in Wayne, NJ, on November 1, 2002. The following table summarizes the operations at these affiliates:

                                           Six Months Ended       Three Months Ended
                                               April 30,              April 30,
                                          ------------------      ------------------
Income Statement Data:                     2003       2002         2003       2002
                                           ----       ----         ----       ----
                                                   (In thousands of dollars)
Rental revenue
  Westwood Hills                          $1,612     $1,570       $  806    $  786
  Wayne PSC                                2,362                   1,295
                                          ------     ------       ------    ------
          Total revenue                    3,974      1,570        2,101       786
                                          ------     ------       ------    ------

Real estate operating expenses
  Westwood Hills                             846        790          399       387
  Wayne PSC                                1,186                     641
                                          ------     ------       ------    ------
          Total real estate expenses       2,032        790        1,040       387
                                          ------     ------       ------    ------

Income before financing costs
  Westwood Hills                             766        780          407       399
  Wayne PSC                                1,176         --          654        --
                                          ------     ------       ------    ------
          Total income before
           financing costs                 1,942        780        1,061       399

Financing costs
  Westwood Hills                             580        507          303       253
  Wayne PSC                                  809                    407
                                          ------     ------       ------    ------
          Total financing costs            1,389        507          710       253
                                          ------     ------       ------    ------

Net income
  Westwood Hills                             186        273          104       146
  Wayne PSC                                  367         --          247        --
                                          ------     ------       ------    ------
          Net income                      $  553     $  273       $  351    $  146
                                          ======     ======       ======    ======

FREIT's share of net income               $  221     $  109       $  140    $   58
                                          ======     ======       ======    ======
Occupancy:
Westwood Hills                              96.2%      96.4%        96.7%     96.4%
                                          ------     ------       ------    ------
Wayne PSC                                   87.1%                   96.3%
                                          ------                  ------


Net income at Westwood Hills fell 31.8% to $186,000 for the Current Six Months from $273,000 for the Prior Year's Six Months. The reduction results from two factors: 1) while revenues increased 2.7% over last year, the increase was insufficient to cover the 7.1% increase in expenses directly related to the severity of the recent winter and, 2) the additional financing costs during the Current Six Months resulting from the new $3.4 million second mortgage added in January 2003. The effect of this financing will be to add approximately $212,000 of financing costs to Westwood Hills operations in fiscal 2003. While FREIT bears 40% of this additional financing cost, this cost will be offset by the income FREIT earns on its share of the net financing proceeds of approximately $1.4 million that was distributed.

On November 1, 2002, Wayne PSC closed on the acquisition of the Preakness Shopping Center. For the Current Six Months the Net Income from the Center's operations was $367,000. FREIT's share of this income was $147,000 (40%). During the Current Quarter the Center's income grew as Stop and Shop, one of the major anchors, opened its super market on February 13, 2003. This is the reason average occupancy for the current Quarter was 96.3% compared to the Current Six Months average occupancy of 87.1%

During the Current Quarter Wayne PSC, LLC reached an agreement with a financial institution to refinance its $26.5 million for $32.0 million. The term of the new loan will be for thirteen (13) years, with interest fixed at 6.04%, and the loan will require interest only payments for the first three years and thereafter be amortized over a 25-year life. While we feel this credit will be formalized shortly, it is subject to the lender's satisfaction of appraisals, title searches, and environmental reports. If finalized, FREIT will receive 40% of the net financing proceeds.


FINANCING COSTS

Financing Costs for the Current Six Months and Current Quarter decreased 4.2% and 6.6% respectively from the comparable prior period levels. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment this year compared to last year.


                                  Six Months Ended  Three Months Ended
                                      April 30,           April 30,
                                 ------------------  -----------------
                                   2003      2002      2003     2002
                                   ----      ----      ----     ----
                                         (thousands of dollars)

       Fixed rate mortgages      $ 2,142   $ 2,233   $ 1,049  $ 1,115
       Floating rate mortgage        183       203        87      107

       Other                          13         5         8        3
                                 -------   --------  -------  --------
                                 $ 2,338   $ 2,441   $ 1,144  $ 1,225
                                 =======   ========  =======  ========



Interest Rate Swap Contract

To reduce interest rate volatility, FREIT uses "pay fixed, receive floating" interest rate swaps to convert floating interest rates to fixed interest rates over the terms of certain loans. We enter INTO these swap contracts with a counterparty that is usually a high-quality commercial bank.

In essence, we agree to pay our Counterparty a fixed rate of interest on a dollar amount of notional principal (which corresponds to our mortgage debt) over a term equal to the terms of the mortgage note. Our counterparty, in return, agrees to pay us a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as our mortgage note.

FAS 133 requires us to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect our income statement. Changes in the fair value of these swap contracts will be reported in earnings of other comprehensive income and appear in the equity section of our balance sheet.

This gain or loss represents the economic consequence of liquidating our fixed rate swap contracts and replacing them with like-duration funding at current market rates, something we'd likely never do.

GENERAL AND ADMINISTRATIVE EXPENSES

Our G & A expenses for the Current Six Months and Current Quarter increased by $130,000 and $149,000 respectively over the prior year's comparable periods. The increase was due to increases in FREIT's officers and Trustee's fees approved during the second quarter of fiscal 2003 and applied retroactively to November 1, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Below are the cash flows provided by (used in) operating, investing, and financing activities:

                                        ----------------------------------
       (Amounts in thousands)           For The Six Months Ended April 30,
                                        ----------------------------------
                                              2003             2002
                                              ----             ----

       Operating activities                 $  3,346        $  3,576
                                            ========        ========
       Investing activities                 $    939        $    270
                                            ========        ========
       Financing activities*                $(3,764)        $ (3,098)
                                            ========        ========

       * Including dividends paid of $3,181,000 and $2,433,000 respectively.
       -------------------------------------------------------------------------


We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2003, we had cash and cash equivalents totaling $12.5 million compared to $11.9 million at October 31, 2002. During January 2003 FREIT received approximately $1.4 million as a distribution from Westwood Hills as its share of Westwood Hills second mortgage financing proceeds. These funds are available for construction, property acquisitions, and general needs.

As previously reported, we are planning the construction of 129 apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.


At April 30, 2003 FREIT's aggregate outstanding mortgage debt was $67.9 million. Approximately $57.0 million bears a fixed weighted average interest rate of 6.749%, and an average life of approximately 7.2 years.

Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets at our option every 30, 60 or 90 days. This mortgage note, due at the end of March 2003, has been extended for three months pending the completion of negotiations for a permanent extension. Our lender has proposed an extension of the due date to June 2006, with interest to reset monthly at 200 basis points over the one-month LIBOR. Monthly amoritization payments to be fixed at $15,000. At our option we can, at any time, enter into an interest rate swap and fix the interest rate.

Our mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows (including the variable rate mortgage at the proposed terms):

                             Fiscal Year $ Millions
                             ----------- ----------
                              2006       $   10.0
                              2007       $   15.7
                              2008       $    5.9
                              2010       $    9.2
                              2013       $    8.0
                              2014       $    9.4


The first mortgages secured by our affiliates, properties are also subject to amoritization schedules that are longer than the terms of the mortgages. As such, ballon payments on our affiliates mortgage will be required as follows:

                   $ Millions
                   -----------
             2012     $20.3
             2014     $13.8


The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2003 and October 31, 2002:

                                April 30,       October 31,
             (In Millions)           2003             2002
             -------------           ----             ----

             Fair Value             $72.7            $73.5
             Carrying Value         $67.9            $68.4

Fair values are estimated based on market interest rates at April 30, 2003 and October 31, 2002 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

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

To create additional liquidity and lock in favorable long-term interest rates we continue to take advantage of the Freddie Mac second mortgage program. This program allows add-ons to existing Freddie Mac first mortgages to the extent justified by increased values and cash flows. Accordingly, we have reached agreement with Freddie Mac to place second mortgage on several of our residential properties. The new second mortgages, which are expected to fund within the next sixty days, will aggregate about $7 million at an average interest rate of 5.59% and will be due to co-terminus with the existing first mortgages.

FREIT also has the ability to draw, if needed, against it $14 million, two-year revolving line of credit. To date, no draws have been made against this credit line.

See "EQUITY IN INCOME OF AFFILIATES" above for additional potential liquidity from a Wayne PSC, LLC refinancing.

On May 23, 2003, in accordance with FREIT's Equity Incentive Plan, options to purchase 36,000 of FREIT's shares of beneficial interest were exercised at the option price of $15.00 per share. Accordingly, FREIT issued the shares and received payment of $540,000.

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


Part II Other Information

Item 4: Submission of Matters to a Vote of Security Holders.

The following matter was submitted to a vote of security holders at FREIT's Annual Meeting of Shareholders held on April 15, 2003.

The shareholders re-elected Mr. Herbert C. Klein to serve as Trustee for an additional three (3) year term. The balloting for election was as follows:

           NOMINEE        VOTES FOR       % OF        VOTES       ABSTAINED
                                       OUTSTANDING    WITHHELD
       ----------------   ---------    -----------    --------    ----------
       Herbert C. Klein   2,526,378        81%         21,466      571,732
       ----------------   ---------    -----------    --------    ----------


Item 6. Exhibits and Reports on Form 8-K

         NONE


                                  Exhibit Index

        Exhibit 99.1 Certification of Chief Executive Officer
        -----------------------------------------------------

        Exhibit 99.2 Certification of Chief Financial Officer
        -----------------------------------------------------

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



                            FIRST REAL ESTATE INVESTMENT
                              TRUST  OF  NEW  JERSEY
                              ----------------------
                                  (Registrant)

Date: June 16, 2003
                             /s/ Robert S. Hekemian
                             ----------------------
                                    (Signature)
                                 Robert S. Hekemian.
                            Chairman of the Board and Chief Executive Officer


                            /s/ Donald W. Barney
                            --------------------
                                (Signature)
                            Donald W. Barney
                            President, Treasurer and Chief Financial Officer (Principal Financial/Accounting Officer)