Form 10-Q
period 2003-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2003-09-15
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended   July 31, 2003
                             -------------
                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________________________ to __________________

Commission File No.: 2-27018


                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                            22-1697095
           ----------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


      505 Main Street, P.O. Box 667, Hackensack, New Jersey         07602
      ---------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)


         Registrant's telephone number, including area code 201-488-6400
                                                            ------------


--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[XX] Yes       [  ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes       [XX]  No

As of September 13, 2003 there were 3,155,576 shares of beneficial interest issued and outstanding.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
                ------------------------------------------------

                                      INDEX
                                      -----
Part I:  Financial Information

         Item 1:  Unaudited Condensed Consolidated Financial Statements.

                  a.) Condensed Consolidated Balance Sheets as at July 31, 2003
                      and October 31, 2002;

                  b.) Condensed Consolidated Statements of Income, Comprehensive
                      Income and Undistributed Earnings for the Nine and Three Months Ended July 31, 2003 and 2002;

                  c.) Condensed Consolidated Statements of Cash Flows for the
                      Nine Months Ended July 31, 2003 and 2002;

                  d.) Notes to Condensed Consolidated Financial Statements.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3: Quantitative and Qualitative Disclosures About Market Risk.

         Item 4: Controls and Procedures.



Part II: Other Information


         Item 6: Exhibits and Reports on Form 8-K.

Item 1: Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 July 31,      October 31,
                                                                   2003          2002
                                                                   ----          ----
                                                                (Unaudited)    (See Note 1)
                                                                -----------    ------------
                                                                (In Thousands of Dollars)
                                                                -------------------------
                                     ASSETS
                                     ------
Real estate, at cost, net of accumulated
        depreciation                                             $ 83,677       $ 74,687
Investment in affiliates                                               --          3,283
Cash & cash equivalents                                             7,234         11,930
Tenants' security accounts                                            823            788
Sundry receivables                                                  3,293          2,555
Prepaid expenses and other assets                                   2,620          1,306
Deferred charges, net                                               1,884          1,166
                                                                 --------       --------
                                        Totals                   $ 99,531       $ 95,715
                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
        Mortgages payable                                        $ 70,238       $ 68,393
        Accounts payable and accrued expenses                       1,341            550
        Dividends payable                                           1,104          2,090
        Tenants' security deposits                                  1,204          1,122
        Cash distributions in excess of investment in affiliates      452             --
        Deferred Trustee's fees                                       438            228
        Deferred revenue                                              406            332
        Interest rate swap contract                                   152             --
                                                                 --------       --------
                                   Total liabilities               75,335         72,715
                                                                 --------       --------

Minority interest                                                   1,166          1,097
                                                                 --------       --------

Commitments and contingencies

Shareholders' equity:
        Shares of beneficial interest without par value:
           4,000,000 shares authorized;
           3,155,576 and 3,119,576 shares issued and outstanding
           respectively                                            19,854         19,314
        Undistributed earnings                                      3,328          2,589

        Accumulated other comprehensive loss                         (152)            --
                                                                 --------       --------
                              Total shareholders' equity           23,030         21,903
                                                                 --------       --------

                                        Totals                   $ 99,531       $ 95,715
                                                                 ========       ========

See Notes to Consolidated Financial Statements

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               NINE AND THREE MONTHS ENDED JULY 31, 2003 AND 2002

                                                           Nine Months                  Three Months
                                                          Ended July 31,               Ended July 31,
                                                       2003          2002           2003           2002
                                                       ----          ----           ----           ----
                                                                  (In Thousands of Dollars,
                                                                  Except Per Share Amounts)

Revenue:
 Rental income                                       $ 12,096      $ 11,801       $  4,086       $  3,995
 Reimbursements                                         2,256         2,060            787            665
 Equity in income (loss) of affiliates                    113           197           (108)            88
 Net investment Income                                    139           183             45             60
 Sundry income                                            229           149            130             23
                                                     --------      --------       --------       --------
                                 Totals                14,833        14,390          4,940          4,831
                                                     --------      --------       --------       --------
Expenses:
 Operating expenses                                     3,000         2,630            814            960
 Management fees                                          616           594            295            199
 Real estate taxes                                      1,872         1,781            697            598
 Financing costs                                        3,505         3,661          1,167          1,220
 Depreciation                                           1,601         1,609            534            538
 Minority interest                                        184            89             52             (3)
                                                     --------      --------       --------       --------
                                 Totals                10,778        10,364          3,559          3,512
                                                     --------      --------       --------       --------
Income from continuing operations
 before state income taxes                              4,055         4,026          1,381          1,319
Provision for state income taxes                          15            15              7              5
                                                     --------      --------       --------       --------
Income from continuing operations                       4,040         4,011          1,374          1,314
Discontinued operations                                    --           (33)            --            (10)
                                                     --------      --------       --------       --------
                    Net Income                       $  4,040      $  3,978       $  1,374       $  1,304
                                                     ========      ========       ========       ========
---------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
 Earnings before discontinued operations             $   1.29      $   1.29       $   0.44       $   0.42
 Discontinued operations                                   --         (0.01)            --          (0.00)
                                                     --------      --------       --------       ========
                                                     $   1.29      $   1.28       $   0.44       $   0.42
                                                     --------      --------       --------       --------
Diluted earnings (loss) per share:
 Earnings before discontinued operations             $   1.23      $   1.26       $   0.42       $   0.41
 Discontinued operations                                   --         (0.01)            --          (0.00)
                                                     --------      --------       --------       ========
                                                     $   1.23      $   1.25       $   0.42       $   0.41
---------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding               3,129         3,120          3,138          3,120
Diluted weighted average shares outstanding             3,283         3,181          3,290          3,215
---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND UNDISTRIBUTED EARNINGS
               NINE AND THREE MONTHS ENDED JULY 31, 2003 AND 2002

                                                              Nine Months                Three Months
                                                             Ended July 31,             Ended July 31,
                                                          2003          2002          2003          2002
                                                          ----          ----          ----          ----
                                                                     (In Thousands of Dollars)
                        COMPREHENSIVE INCOME
                        --------------------
Net income                                               $ 4,040       $ 3,978       $ 1,374       $ 1,304
Other comprehensive income (loss):
     Unrealized income(loss)on interest
     rate swap contract                                     (152)                        156
                                                         -------       -------       -------       -------
Comprehensive income                                     $ 3,888       $ 3,978       $ 1,530       $ 1,304
                                                         =======       =======       =======       =======

                       UNDISTRIBUTED EARNINGS
                       ----------------------
Balance, beginning of period                             $ 2,589       $ 2,274       $ 3,072       $ 3,076
Net income                                                 4,040         3,978         1,374         1,304
Less dividends                                            (3,301)       (2,808)       (1,118)         (936)
                                                         -------       -------       -------       -------
Balance, end of period                                   $ 3,328       $ 3,444       $ 3,328       $ 3,444
                                                         =======       =======       =======       =======
Dividends per share                                      $  1.05       $  0.90       $  0.35       $  0.30
                                                         =======       =======       =======       =======

See Notes to Consolidated Financial Statements




         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                                                            2003           2002
                                                                            ----           ----
                                                                          (In thousands of Dollars)
                                                                          -------------------------
Operating activities:
     Net Income                                                           $  4,040       $  3,978
     Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          1,783          1,838
      Equity in income of affiliates                                          (113)          (197)
      Deferred revenue                                                          74            195
      Minority interest                                                        184             89
      Development costs written-off                                                           190
      Changes in operating assets and liabilities:
      Tenants' security accounts                                               (35)           (32)
      Sundry receivables, prepaid expenses and other assets                 (1,302)          (873)
      Accounts payable and accrued expenses                                  1,001           (113)
      Deferred charges                                                        (900)          (289)
      Tenants' security deposits                                                82             29
                                                                          --------       --------
                      Net cash provided by operating activities              4,814          4,815
                                                                          --------       --------
Investing activities:
     Capital expenditures                                                     (758)          (415)
     Distributions from affiliate                                            3,848             80
     Investment in mortgage loan                                              (750)
     Marketable securities redeemed                                                           500
     Acquisition of Damascus Center                                         (7,242)
                                                                          --------       --------
                      Net cash provided by(used in) investing activities    (4,902)           165
                                                                          --------       --------
Financing activities:
     Repayment of mortgages                                                   (746)          (722)
     Proceeds from shares of beneficial interest issued                        540
     Dividends paid                                                         (4,287)        (3,370)
     Distribution to minority interest                                        (115)          (237)
                                                                          --------       --------
                 Net cash used in financing activities                      (4,608)        (4,329)
                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents                        (4,696)           651
Cash and cash equivalents, beginning of period                              11,930         13,187
                                                                          --------       --------
Cash and cash equivalents, end of period                                  $  7,234       $ 13,838
                                                                          ========       ========

Supplemental disclosure of cash flow data:
     Interest paid                                                        $  3,412       $  3,572
                                                                          ========       ========
     Income taxes paid                                                    $     15       $     15
                                                                          ========       ========
Supplemental schedule of non-cash investing and financing activities:

     Dividends declared but not paid                                      $  1,104       $    936
                                                                          ========       ========


On July 31, 2003, Damascus Centre, LLC, an entity wholly owned by FREIT, acquired the 139,000 Sq. Ft. Damascus Shopping Center in Damascus, MD. The total acquisition cost of $9,833,000 was financed in part by the assumption of a $2,591,000 first mortgage.



See Notes to Consolidated Financial Statements.

         FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

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

          The consolidated results of operations for the nine and three months ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2002.

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
                (effective November 1, 2002 acquired
                the 323,000 +/- sq. ft. Preakness Shopping Center in Wayne, NJ)

          Summarized combined balance sheets as at July 31, 2003 and October 31, 2002, and income statement information for the nine and three months ended July 31, 2003 and 2002 of the above affiliates that are accounted for using the equity method are as follows:

                                                       July 31,      October 31,
                                                         2003           2002
                                                         ----           ----
                                                      (In thousands of dollars)
Balance sheet data:
Assets:
   Real estate and equipment, net                      $ 46,426       $ 13,673
   Other                                                  3,038          9,779
                                                       --------       --------
            Total assets                               $ 49,464       $ 23,452
                                                       ========       ========

Liabilities and members' equity:
Liabilities:
   Mortgage payable                                    $ 49,946       $ 14,794

   Other                                                    651            455
                                                       --------       --------
            Total liabilities                            50,597         15,249
                                                       --------       --------

Members' equity  (deficiency):

   Westwood Hills - deficiency                           (4,096)          (797)
   Wayne PSC-equity                                       2,963          9,000
                                                       --------       --------
            Total members' equity (deficiency)            (1,133)         8,203
                                                       --------       --------

            Total liabilities and members' equity      $ 49,464       $ 23,452
                                                       ========       ========

     FREIT - Investment in affiliates equity           $   (452)      $  3,283
                                                       ========       ========


                                             Nine Months Ended           Three Months Ended
                                                 July 31,                    July 31,
                                           ---------------------       ---------------------
                                            2003          2002           2003        2002
                                            ----          ----           ----        ----
                                                       (In thousands of dollars)
Income Statement Data:
   Rental revenue                          $ 5,912       $ 2,377       $ 1,931       $   807

   Real estate operating expenses           (2,495)         (845)         (827)         (240)
                                           -------       -------       -------       -------
            Net operating Income             3,417         1,532         1,104           567
   Financing costs, net                     (2,589)a        (760)       (1,193)a        (253)
   Depreciation                               (546)         (280)         (182)          (95)
                                           -------       -------       -------       -------
            Net income(loss)               $   282       $   492       $  (271)      $   219
                                           =======       =======       =======       =======
            FREIT-Equity in income(loss) $   113       $   197       $  (108)      $    88
                                           =======       =======       =======       =======

          a-2003 includes a one time charge of $457,000 for costs related to the re-finance of the Wayne PSC mortgage.


          On November 1, 2002, our newly formed 40% owned affiliate, Wayne PSC, LLC ("WPSC"), completed the acquisition of the 323,000 sq. ft. Preakness Shopping Center in Wayne, NJ. Total acquisition costs of $35.5 million (including a $1.3 million capital improvement reserve) were financed in part by a $26.5 million first mortgage loan, and by $9 million of equity contributions provided pro rata by the members of WPSC, with FREIT's contribution being $3.6 million.

          On June 30, 2003, WPSC re-financed its first mortgage with a new $32.5 million, 13-year mortgage loan bearing a fixed interest rate of 6.04%. FREIT received $2.4 million of the net re-finance proceeds as a distribution from WPSC.

          During January 2003, Westwood Hills placed a second mortgage in the amount of $3.4 million on its garden apartment property. The net proceeds of the second mortgage was distributed to its members, of which FREIT received approximately $1.4 million.

Note 3 - Property acquisition:

          On July 31, 2003, Damascus Centre, LLC, an entity wholly owned by FREIT, acquired the Damascus Shopping Center ("Damascus") in Damascus, MD. The total acquisition cost of the shopping center of $9.8 million was financed in part by the assumption of an existing $2.6 million first mortgage loan and the balance of $7.2 million with cash.

Note 4 - Earnings per share:

          FREIT has presented "basic" and "diluted" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options were issued during the period.

          In computing diluted earnings per share for each of the nine and three month periods ended July 31, 2003 and 2002, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

                                           Nine Months Ended            Three Months Ended
                                                July 31,                      July 31,
                                        ------------------------      ------------------------
                                          2003            2002          2003           2002
                                          ----            ----          ----           ----
Basic weighted average shares
         outstanding                    3,128,576      3,119,576      3,137,576      3,119,576
Shares arising from assumed
         exercise of stock options        153,929         61,403        152,429         95,106

Dilutive weighted average shares
         outstanding                    ---------      ---------      ---------      ---------
                                        3,282,505      3,180,979      3,290,005      3,214,682
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

          On May 23, 2003 options to purchase 36,000 shares of beneficial interest were exercised at a price of $15 per share. As of July 31, 2003 options for 341,000 shares of beneficial interest are outstanding and are exercisable through September 2008.

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



Note 6 - Segment information:

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

          FREIT has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The retail segment contains nine separate properties and the residential segment contains eight properties. The accounting policies of the segments are the same as those described in
          Note 1 in FREIT's Annual Report on Form 10-K.

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

          Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the nine and three months ended July 31, 2003 and 2002. Asset information is not reported since the Trust does not use this measure to assess performance.


                                              Nine Months Ended            Three Months Ended
                                                   July 31,                     July 31,
                                             2003           2002           2003           2002
                                             ----           ----           ----           ----
                                                         (in thousands of dollars)
Real estate revenue:
  Retail                                   $  9,527       $  9,020       $  3,297       $  2,997
  Residential                                 4,922          4,727          1,669          1,609
                                           --------       --------       --------       --------
               Totals                        14,449         13,747          4,966          4,606
                                           --------       --------       --------       --------
Real estate operating expenses:
  Retail                                      2,992          2,854          1,035          1,090
  Residential                                 2,067          1,820            680            542
                                           --------       --------       --------       --------
               Totals                         5,059          4,674          1,715          1,632
                                           --------       --------       --------       --------
Net operating income:                                                                          `
  Retail                                      6,535          6,166          2,262          1,907
  Residential                                 2,855          2,907            989          1,067
                                           --------       --------       --------       --------
               Totals                      $  9,390       $  9,073       $  3,251       $  2,974
                                           ========       ========       ========       ========

Recurring capital improvements:
  Residential                              $    265       $    209       $     98       $     84
                                           ========       ========       ========       ========

Reconciliation to consolidated
  net income:
  Segment NOI                              $  9,390       $  9,073       $  3,251       $  2,974
  Deferred rents - straight-lining              132            266             37             80
  Net investment income                         139            183             45             60
  Equity in income(loss) of affiliates          113            197           (108)            88
  General and administrative expenses          (444)          (349)           (98)          (133)
  Depreciation                               (1,601)        (1,609)          (534)          (538)
  Discontinued operations                        --            (33)            --            (10)
  Financing costs                            (3,505)        (3,661)        (1,167)        (1,220)
  Minority interest                            (184)           (89)           (52)             3
                                           --------       --------       --------       --------

             Net Income                    $  4,040       $  3,978       $  1,374       $  1,304
                                           ========       ========       ========       ========


Note 7 - Interest Rate Swap Contract:
          During November 2002, FREIT negotiated to lower the fixed interest rate on a first mortgage secured by its Patchogue, NY property and was offered a lower, floating interest rate by the lender. To reduce the impact of interest rate fluctuations, FREIT entered into an interest rate swap. In accordance with SFAS 133, FREIT recorded a liability for the net present value of the increase in interest cost over the remaining terms of the debt of $152,000 at July 31, 2003. Such amount is included in comprehensive income.

Note 8- Discontinued operations:
          On August 9, 2002, FREIT sold the Sheridan Apartments in Camden, NJ for cash of $1,050,000 and recognized a gain of approximately $475,000. FREIT had owned and operated the property since 1964.

          Summarized operating results included in discontinued operations in the accompanying consolidated statements of income for the nine and three months ended July 31, 2002 is as follows (in thousands):

                  |  Nine Months Ended       Three Months Ended
                  |    July 31, 2002            July 31, 2002
                  |    -------------            -------------
Revenue           |        $ 511                   $ 183
Expenses          |         (544)                   (193)
                  |        -----                   -----
Net Income (Loss) |        $ (33)                  ($ 10)
                  |        =====                   -----









Note 9- Subsequent event:
          On August 20, 2003 FREIT placed add-on second mortgages on three of its residential properties. The mortgages aggregated approximately $7 million bearing an average fixed interest rate of 5.2%. The mortgages are due co-terminus with the underlying first mortgage loans. FREIT received net financing proceeds of approximately $6.9 million.





                                      * * *

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

================================================================================
          Cautionary Statement Identifying Important Factors That Could
           Cause FREIT's Actual Results to Differ From Those Projected
                         in Forward Looking Statements.


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

          Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT's real estate markets, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.
================================================================================

Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income from both our residential and retail properties, and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned affiliate, Westwood Hills, LLC ("Westwood Hills") that owns a residential apartment property, and beginning in fiscal 2003, income from our 40% owned affiliate Wayne PSC, LLC ("WaynePSC") that owns the Preakness shopping center. Our policy has been to acquire real property for long-term investment.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K, have been applied consistently as at July 31, 2003 and October 31, 2002, and for the nine and three months ended July 31, 2003 and 2002. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

We believe that net income from continuing operations (which excludes the operations of the Camden property) is the most significant element of net income. Accordingly, all references and comparisons refer to income from continuing operations unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated) and refer to earnings per share from continuing operations.

Results of Operations:

Nine months and Quarters Ended July 31, 2003 and 2002

Summary Income Statement & Component Data

                                              Nine Months Ended                          Quarter Ended
                                                   July 31,            Increase             July 31,               Increase
                                            ----------------------                    ---------------------
                                              2003          2002      (Decrease)       2003            2002       (Decrease)
                                              ----          ----      ----------       ----            ----       ----------
Revenue                                                                        ($000)
  Real estate operations                    $ 14,581      $ 14,010     $    571       $  5,003       $  4,683      $    320
  Equity in income (loss) of affiliates          113           197          (84)          (108)            88          (196)
  Net investment income                          139           183          (44)            45             60           (15)
                                            --------      --------     --------       --------       --------      --------
    Total revenue                             14,833        14,390          443          4,940          4,831           109
                                            --------      --------     --------       --------       --------      --------

Expenses
  Real estate operations                       6,842         6,369          473          2,301          2,170           131
  Financing costs                              3,505         3,661         (156)         1,167          1,220           (53)
  Gen'l & administrative expenses                446           349           97             98            127           (29)
                                            --------      --------     --------       --------       --------      --------
    Total expenses                            10,793        10,379          414          3,566          3,517            49
                                            --------      --------     --------       --------       --------      --------
      Income from continuing operations        4,040         4,011           29          1,374          1,314            60
    Discontinued Operations                                    (33)          33                           (10)           10
                                            --------      --------     --------       --------       --------      --------
  Net Income                                $  4,040      $  3,978     $     62       $  1,374       $  1,304      $     70
                                            ========      ========     ========       ========       ========      ========


Revenue for the quarter ended July 31, 2003 ("Current Quarter") increased 2.3% to $4,940,000 from $4,831,000 for the prior year's quarter ended July 31, 2002 ("Prior Year's Quarter"). Income from continuing operations for the Current
Quarter  increased  4.6% to  $1,374,000  from  $1,314,000  for the Prior  Year's
Quarter.

Income from continuing operations for the nine months ended July 31, 2003 ("Current Nine Months") was $4,040,000 on revenue of $14,833,000. This compares to income from continuing operations for the nine months ended July 31, 2002 ("Prior Year's Nine Months") of $4,011,000 on revenue of $14,390,000.

The consolidated results of operations for the nine and three months ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year.

REAL ESTATE OPERATIONS: NOI as used in this discussion reflects operating revenue and expenses directly associated with the operations of the real estate properties, but excludes straight lining of rents, depreciation and financing costs (See Note 5 to the condensed consolidated financial statements).

RETAIL SEGMENT: FREIT's retail properties during the current reporting periods consisted of six (6) properties (excluding the Damascus shopping center acquired on July 31,2003). totaling approximately 686,000 sq. ft. Four are multi-tenanted shopping centers and two are single tenanted stores. Their operations are summarized below:

Retail Segment                          Nine Months Ended             Three Months Ended
                                            July 31,                       July 31,
                                      2003            2002           2003            2002
                                      ----            ----           ----            ----
                                                    (in thousands of dollars)
Revenues
  Minimum & Percentage Rents         $7,099          $6,871          $2,402          $2,330
  Reimbursements                      2,422           2,060             894             665
  Other                                   6              89               1               2
                                     ------          ------          ------          ------
    Total Revenues                    9,527           9,020           3,297           2,997
                                     ------          ------          ------          ------

Operating Expenses                    2,992           2,854           1,035           1,090

                                     ------          ------          ------          ------
    Net operating income             $6,535          $6,166          $2,262          $1,907
                                     ======          ======          ======          ======

Average Occupancy %                    93.0%           97.1%           92.9%           96.7%
                                     ======          ======          ======          ======


Minimum and percentage rents at FREIT's retail properties increased 3.3% and 3.1% during the Current Nine Months and Current Quarter respectively compared to the comparable prior periods. The increase in rents resulted from increased base rents, and rents from tenant's that were not in occupancy for the full quarter last year. The increase in reimbursements is principally the result of higher expenses that are passed through to tenants, plus back billings of reimbursable expenses. These revenue increases have occurred even though overall occupancy has fallen - see below.

After adjusting 2002 costs for $190,000 of costs related to the expansion project abandoned at our Olney property, operating expenses increased 12% and 15% for the Current Nine Months and Current Quarter respectively. These increases are principally winter related resulting in higher snow removal and utility costs during our first two fiscal quarters, and higher landscaping and clean-up costs during the third quarter.

In February 2003, without any notice, a major tenant in one of our shopping centers closed their store and ceased paying rent and additional rent, and is in default of both monetary and non-monetary provisions of their lease.

Annual rent and other charges from this tenant approximate $480,000 per year. A lease termination agreement has been reached with the tenant whereby the tenant will pay FREIT $1.7 million to terminate the lease. As of the date of this report we await approval of this termination agreement by the mortgage lender on the property.


During May 2003, at our Westwood Plaza Shopping Center/ Westwood, N.J., TJMaxx took occupancy of the space vacated by Stop and Shop and began paying rent.

Acquisition of Damascus Shopping Center.

On July 31, 2003, Damascus Centre, LLC, an entity wholly owned by FREIT, acquired the Damascus Shopping Center in Damascus, MD.

The Shopping Center is situated on 13 acres, and contains approximately 139,000 SF of retail and office space. A Safeway supermarket is the anchor tenant.

The total acquisition costs of $10.3 million were financed in part by the assumption of an existing $2.6 million first mortgage loan and the balance of $7.7 Million with equity capital. Included in the acquisition costs is an amount paid to an existing tenant to terminate its lease as of December 31, 2003. FREIT is considering offering an interest in this investment to a joint venture partner owned by employees of Hekemian & Co., Inc., FREIT's managing agent.

FREIT plans to demolish the existing buildings, with the exception of the freestanding McDonald's restaurant. The construction of a Shopping Center of approximately 145,000 SF is planned, of which 58,000 SF is expected to be occupied by a new, prototype Safeway Supermarket. A smaller building will be constructed on an out parcel, which will accommodate the office tenants as well as some smaller, retail space. This plan to construct a new center is subject to obtaining all approvals and building permits from the various governing authorities. If all approvals are obtained, total development costs are estimated at approximately $13 million. Construction is not expected to begin before January 2005. During the holding period until construction begins, the center is not expected to make a significant contribution to FREIT's earnings or cash flow.

Since the center was acquired on July 31, 2003, no operations of the center are included in our results of operations for the nine months ended July 31, 2003.




RESIDENTIAL SEGMENT: FREIT operates seven (7) multi-family apartment communities totaling 507 apartment units. The NOI of our residential properties is summarized below.


Residential Segment                 Nine Months Ended             Three Months Ended
                                         July 31,                        July 31,
                                   2003            2002            2003           2002
                                   ----            ----            ----           ----
                                                 (in thousands of dollars)
Revenues
  Rents                           $4,865          $4,667          $1,647          $1,588
  Other                               57              60              22              21
                                  ------          ------          ------          ------
    Total Revenues                 4,922           4,727           1,669           1,609
                                  ------          ------          ------          ------

Operating Expenses                 2,067           1,820             680             542
                                  ------          ------          ------          ------
    Net operating income          $2,855          $2,907          $  989          $1,067
                                  ======          ======          ======          ======
Average Occupancy %                 96.7%           96.4%           97.5%           96.8%
                                  ======          ======          ======          ======
Recurring capital
    improvements                  $  265          $  209          $   98          $   84
                                  ======          ======          ======          ======


Residential revenue has increased 4.1% and 3.7% for the Current Nine Months and Current Quarter respectively compared to the comparable prior periods. Higher monthly rents, in spite of scattered concessions were the principal reason for the increase. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For instance, at rental rates and occupancy levels at July 31, 2003, a 1% increase or decrease in average occupancy will cause an annual $67,000 increase or reduction in revenues, while a 1% increase or decrease in rental rates will cause an annual $66,100 increase or decrease in annual revenues.

Average occupancy of 97.5% during the Current Quarter was an increase over the Prior Year's Quarter. The Current Quarter's average occupancy was also higher than FREIT's prior quarter ended April 30, 2003, raising the Current Nine Months occupancy levels to 96.7%, higher than the Prior Year's Nine Month occupancy level.

During the Current Nine Months and Current Quarter operating expenses increased 13.6% and 25.5% respectively over prior year's comparable periods. As a percentage of revenue, operating expenses for the Current Nine Months were 42.0% of revenue compared to 38.5% for the Prior Year's Nine Months period. Increases in snow removal and utility costs, because of the recent severe winter, which we experienced, in addition to increased landscaping costs and apartment fix-up costs were the principal reasons for the expense increase.

Because revenue increases were not sufficient to cover the increased costs, NOI from our residential properties fell 1.8% from year earlier levels. We feel that the firming occupancy, coupled with elimination of concessions, will, in future periods, result in operating results that exceed prior periods.

EQUITY IN INCOME OF AFFILIATES

Prior to October 31, 2002, FREIT shared in the earnings of its 40% owned affiliate, Westwood Hills which owns a 210 unit apartment community in Westwood, NJ. Effective November 1, 2002, FREIT also shares in the earnings of its 40% owned affiliate, Wayne PSC, which purchased the 323,000 sq. ft. Preakness Shopping Center in Wayne, NJ, on November 1, 2002. The following table summarizes the operations at these affiliates:



                                                  Nine Months Ended                 Three Months Ended
                                                       July 31,                            July 31,
                                              --------------------------          -------------------------
Income Statement Data:                          2003              2002             2003               2002
                                                ----              ----             ----               ----
                                                                 (In thousands of dollars)
Rental revenue
   Westwood Hills                              $ 2,431           $ 2,377          $   819           $   807
   Wayne PSC                                     3,481                --            1,112                --
                                               -------           -------          -------           -------
           Total revenue                         5,912             2,377            1,931               807


Real estate operating expenses
   Westwood Hills                                1,251             1,125              405               335
   Wayne PSC                                     1,790                --              604                --
                                               -------           -------          -------           -------
           Total real estate expenses            3,041             1,125            1,009               335
                                               -------           -------          -------           -------

Income before financing costs
   Westwood Hills                                1,180             1,252              414               472
   Wayne PSC                                     1,691                --              508                --
                                               -------           -------          -------           -------
   Total income before financing costs           2,871             1,252              922               472


Financing costs
   Westwood Hills                                  881               760              303               253
   Wayne PSC                                     1,708(a)             --              890(a)             --
                                               -------           -------          -------           -------
     Total financing costs                       2,589               760            1,193               253
                                               -------           -------          -------           -------

Net income (loss)
   Westwood Hills                                  299               492              111               219
   Wayne PSC                                       (17)               --             (382)               --
                                               -------           -------          -------           -------
           Net income(loss)                    $   282           $   492          $  (271)          $   219
                                               =======           =======          =======           =======
FREIT's share of net income(loss)              $   113           $   197          $  (108)          $    88
                                               =======           =======          =======           =======
Occupancy:
   Westwood Hills                                 96.0%             97.2%            96.0%             97.8%
                                               -------           -------          -------           -------
   Wayne PSC                                      91.1%                              97.0%
                                               -------                            -------


     a- 2003 includes a one-time charge of $457,000 in costs related to the re-finance of the Wayne PSC mortgage.

Net income at Westwood Hills fell 39.2% to $299,000 for the Current Nine Months from $492,000 for the Prior Year's Nine Months. The reduction results from two factors: 1) while revenues increased 2.3% over last year, the increase was insufficient to cover the 11.2% increase in expenses directly related to the severity of the recent winter and, 2) the financing costs related to the $3.4 million second mortgage added in January 2003. FREIT received, as a distribution, approximately $1.4 million of the net financing proceeds. The cost of this financing will be to add approximately $212,000 of financing costs to Westwood Hills operations in fiscal 2003. While FREIT bears 40% of this additional financing cost,we feel this cost will be offset by the income FREIT will ultimately earn from investing its $1.4 million distribution.

On November 1, 2002, Wayne PSC closed on the acquisition of the Preakness Shopping Center. Income before financing costs was $1,691,000 and $508,000 for the Current Nine Months and Current Quarter respectively. Earnings, however, were burdened by one-time re-financing costs (see below) of $457,000 that resulted in a net loss of $17,000 for the Current Nine Months and a loss of $382,000 for the Current Quarter. FREIT shares in 40% of these losses.

On June 30, 2003 Wayne PSC refinanced its original $26.5 million first mortgage with a new $32.5 million mortgage loan. The term of the new loan will be for thirteen (13) years, with interest fixed at 6.04 %, and the loan will require interest only payments for the first three years and thereafter be amortized over a 25-year life. FREIT received $2.4 million of the net refinance proceeds as a distribution from Wayne PSC. Because there is no amortization of the new loan over the first 36 months, debt service will be less than under the original loan during this period. We feel that the benefits of locking in attractive long-term interest rates, coupled with the income potential from investing the cash received in the future real estate acquisitions, outweighs the financing costs incurred.


FINANCING COSTS

Financing Costs for the Current Nine Months and Current Quarter decreased 4.3% respectively from the comparable prior period levels. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment this year compared to last year.


                            Nine Months Ended            Three Months Ended
                                 July 31,                      July 31,
                          ----------------------        ----------------------
                            2003           2002          2003            2002
                            ----           ----          ----            ----
                                          (thousands of dollars)

Fixed rate mortgages       $3,198         $3,342         $1,056         $1,109
Floating rate mortgage        266            310             83            107
Other                          41              9             28              4
                           ------         ------         ------         ------
                           $3,505         $3,661         $1,167         $1,220
                           ======         ======         ======         ======


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

GENERAL ADMINISTRATIVE EXPENSES

Our G & A expenses for the Current Nine Months increased by $97,000 over the prior year's comparable period. The increase was due to increases in FREIT's officers and Trustee's fees.


LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Below are the cash flows provided by (used in) operating, investing, and financing activities:

                                    ------------------------------------
                                    For The Nine Months Ended July 31,
                                    ------------------------------------
                                        2003                2002
                                        ----                ----
                                        (Amounts in thousands)

        Operating activities        $      4,814       $        4,815
                                    =============      ===============
        Investing activities        $     (4,902)      $           165
                                    =============      ===============
        Financing activities*       $     (4,608)      $       (4,329)
                                    =============      ===============

      * Including dividends paid of $4,287,000 and $3,370,000 respectively.
      ---------------------------------------------------------------------

We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2003, we had cash and cash equivalents totaling $7.2 million compared to $11.9 million at October 31, 2002. This reduction principally results from utilizing $7.7 million to purchase the Damascus Shopping Center property, off-set by FREIT receiving distributions from its affiliates of $3.8 million, generated from mortgage financings.

As previously reported, we are planning the construction of 129 apartment rental units in Rockaway, NJ., and the reconstruction of our Damascus Shopping Center. The total capital required for these projects is estimated at $13.8 million and $13 million respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.

At July 31, 2003 FREIT's aggregate outstanding mortgage debt was $70.2 million. Approximately $59.4 million bears a fixed weighted average interest rate of 7.422%, and an average life of approximately 7.9 years.

Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets at our option every 30, 60 or 90 days. This mortgage note, which was due at the end of March 2003, has been extended for two, three month periods to allow for the time necessary to complete the documentation of a permanent mortgage extension. The due date of the loan will be extended to June 2006, with interest to reset monthly at 200 basis points over the one-month LIBOR. Monthly amortization payments to be fixed at $15,000. At our option we can, at any time, enter into an interest rate swap and fix the interest rate.

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


The first mortgages secured by our affiliates' properties are also subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments on our affiliates mortgages will be required as follows:

                                   $ Millions
                                   ----------
                    2012            $    24.5
                    2014            $    13.8


The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2003 and October 31, 2002:

                                                  July 31,        October 31,
                     (In Millions)                  2003             2002
                     -------------                  ----             ----

                     Fair Value                    $75.6            $73.5
                     Carrying Value                $70.2            $68.4

Fair values are estimated based on market interest rates at July 31, 2003 and October 31, 2002 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

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

To create additional liquidity and lock in favorable long-term interest rates we continue to take advantage of the Freddie Mac second mortgage program. This program allows add-ons to existing Freddie Mac first mortgages to the extent justified by increased values and cash flows. On August 20, 2003 FREIT placed add-on second mortgages on three of its residential properties. The second mortgage loans aggregated approximately $7 million bearing an average fixed rate of 5.2%. The due dates of the second mortgage loans are co-terminus with the underlying first mortgage loans. FREIT received net financing proceeds of approximately $6.9 million.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" above.



Item 4: Controls and Procedures

As of the end of the period covered by this quarterly report on form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of FREIT's disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT's management, including FREIT's Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT's disclosure controls and procedures are effective. During FREIT's last fiscal quater, there have been no change in FREIT's internal control over financial reporting that has materialy affected, or is reasonably likely to materialy affect, FREIT's internal control over financial reporting.

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


Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

During the third quarter ended July 31, 2003, the following reports on Form 8-K were filed with the SEC:

     Form 8-K (Item 5. Other Events), date of earliest event reported June 17, 2003 FREIT reported to its shareholders its operating results for the six months and three months ended April 30, 2003.

                                  Exhibit Index

     Exhibit 31.1 Section 302 Certification of Chief Executive Officer
     Exhibit 31.2 Section 302 Certification of Chief Financial Officer

     Exhibit 31.1 Certification of Chief Executive Officer to 18 U.S.C. 1350
     Exhibit 31.2 Certification of Chief Financial Officer to 18 U.S.C. 1350

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FIRST REAL ESTATE INVESTMENT
                               TRUST OF NEW JERSEY
                               -------------------
                                  (Registrant)

Date: September 15, 2003
                               /s/ Robert S. Hekemian
                               ----------------------
                                   (Signature)
                               Robert S. Hekemian.
                               Chairman of the Board and Chief Executive
                               Officer


                               /s/ Donald W. Barney
                               --------------------
                                   (Signature)
                               Donald W. Barney
                               President, Treasurer and Chief Financial Officer (Principal Financial/Accounting Officer)