Form 10-K
period 2003-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2004-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 2-27018
                                               --------

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                          22-1697095
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

505 Main Street, Hackensack, New Jersey                        07601
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  201-488-6400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K
(X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes No X

The aggregate market value of the registrant's shares of beneficial interest held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $
64.3 million. Excluded from this calculation are shares of the registrant owned or deemed to be beneficially owned by the trustees and executive officers of the registrant, including shares with respect to which the trustees and executive officers disclaim beneficial ownership. 3,155,576 shares of beneficial interest were issued and outstanding as of January 27, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders to be held on April 7, 2004 are incorporated by reference in Part III of this Annual Report.

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


PART I
------

ITEM 1 BUSINESS

     (a)  GENERAL BUSINESS

First Real Estate Investment Trust of New Jersey ("FREIT") is an equity real estate investment trust ("REIT") organized in New Jersey in 1961. FREIT acquires, develops and holds real estate properties for long-term investment and not for resale. Its investment portfolio contains multi family residential properties, retail properties, undeveloped land and a 40% equity interest in Westwood Hills, LLC ("Westwood Hills"), a New Jersey Limited Liability Company, which owns a 210 unit apartment complex, and a 40% equity interest in Wayne PSC, LLC ("WaynePSC"), a New Jersey Limited Liability Company, which owns a 323,000 +/- sq. ft. Community Shopping Center. All but four of FREIT's properties are located in New Jersey. See the tables in "Item 2 Properties - Portfolio of Investments."

FREIT's long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to shareholders, and (iii) increase the overall value of FREIT's portfolio. FREIT's investments may take the form of wholly owned fee interests or, if the circumstances warrant, on a joint venture basis with other parties provided FREIT would be able to maintain management control over the property. While FREIT's general investment policy is to hold and maintain its properties long-term, it may, from time-to-time, sell or trade certain properties in order to (i) obtain capital used or to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which FREIT has determined or determines are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.




         Fiscal Year 2003 Developments


 (i) Financing
 -------------


FREIT

(a) During November 2002, FREIT renegotiated the terms of the first mortgage note on FREIT's retail property in Patchogue, NY. The mortgage note, which had an outstanding principal balance of $6.9 million, was due on January 1, 2005, and carried a fixed interest rate of 7.375%. The principal balance was not increased, but the due date has been extended three years (3) to January 1, 2008 and the interest rate, subject to an Interest Rate Swap Contract, was reduced to a fixed rate of interest of 5.95%.

(b) To create additional liquidity and lock in favorable long-term interest rates, FREIT took advantage of the Freddie Mac second mortgage program. This program allows add-ons to existing Freddie Mac first mortgages to the extent justified by increased values and cash flows. On August 20, 2003, FREIT placed add-on second mortgages on three of its residential properties. The second mortgage loans aggregated approximately $7 million bearing an average fixed rate of 5.2%. The due dates of the second mortgage loans are co-terminus with the underlying first mortgage loans. FREIT received net financing proceeds of approximately $6.9 million.

AFFILIATES

(a) On December 18, 2003, Westwood Hills placed a second mortgage in the amount of $3.4 million on its garden apartment property. The mortgage loan bears interest at the fixed rate of 6.18%, with payments based on a twenty five (25) year amortization schedule. The mortgage loan is due on January 1, 2014, co-terminus with the underlying first mortgage loan. The net proceeds of the second mortgage were distributed to Westwood Hills members, of which FREIT received approximately $1.4 million.

(b) On June 30, 2003 WaynePSC re-financed its original $26.5 million first mortgage with a new $32.5 million mortgage loan. The term of the new loan will be for thirteen (13) years, with interest fixed at 6.04 %, and the loan will require interest only payments for the first three years and thereafter be amortized over a 25-year life. FREIT received $2.4 million of the net re-finance proceeds as a distribution from Wayne PSC. Because there is no amortization of the new loan over the first 36 months, debt service will be less than under the original loan during this period.

(ii) ACQUISITION

On July 31, 2003, Damascus Centre, LLC , an entity wholly owned by FREIT, acquired the Damascus Shopping Center in Damascus, MD.

The Shopping Center is situated on 13 acres, and contains approximately 139,000 square feet of retail and office space. A Safeway supermarket is the anchor tenant.

The total acquisition costs of $10.3 Million were financed in part by the assumption of an existing $2.6 Million first mortgage loan and the balance of $7.7 Million with equity capital. Included in the acquisition costs is an amount paid to an existing tenant to terminate its lease as of December 31, 2003. FREIT is considering offering an interest in this investment to an entity owned by employees of Hekemian & Co., Inc. ("Hekemian"), FREIT's managing agent.



FREIT plans to demolish the existing buildings at the Damascus Shopping Center, with the exception of the freestanding McDonald's restaurant. A new Shopping Center will be constructed of approximately 145,000 SF, of which 58,000 SF is expected to be occupied by a new, prototype Safeway supermarket. A smaller building will be constructed on an out parcel on the property to accommodate the office tenants as well as some smaller, retail space. This plan to construct a new center is subject to obtaining all approvals and building permits from the various governing authorities.




(iii) DEVELOPMENT
Rockaway Township, NJ

We own approximately 20 +/- acres of undeveloped land in Rockaway Township, NJ. Building plan approval and a water allocation has been received from Rockaway Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investments. Subject to the receipt of final water allocation and sewer approval from the NJ Department of Environmental Protection, construction is expected to commence during the summer of 2004 and is expected to last twelve to eighteen months. Approximately one (1) acre of the Rockaway land has been sub-divided and leased to a bank. Rent under the land lease commenced in December 2003.

South Brunswick, NJ

FREIT owns approximately 33 acres of land in South Brunswick (see "Item 2 Properties - Portfolio of Investments") that is zoned Industrial. FREIT has filed for site plan approval for the construction of a 500,000 sq. ft. industrial warehouse facility.

     (b)  Financial Information about Segments

FREIT has two reportable segments: Retail Properties and Residential Properties. These reportable segments have different customers and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2003 is incorporated by reference to Note 14, "Segment Information" on pages F- 23 and F- 24 of the Consolidated Financial Statements

     (c)  Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT's developed properties include residential apartment communities and retail properties that consist of multi and single tenanted properties. Our properties are located in New Jersey, Maryland and on Long Island. We also currently own approximately 56.5 acres of unimproved land in New Jersey. See "Item 2 Properties - Portfolio of Investments."

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

     Portfolio of Real Estate Investments

At October 31, 2003, FREIT's real estate holdings included (i) seven (7) apartment buildings or complexes containing 507 rentable units, (ii) seven (7) retail properties containing approximately 826,000 square feet of leasable space, including one (1) single tenant store, and (iii) three (3) parcels of undeveloped land consisting of approximately 56.5 acres. With the exception of the Olney Town Center which is subject to a land lease, and which is owned by S And A Commercial Limited Partnership ("S&A"), in which FREIT has a 75% ownership interest, FREIT and its Affiliates own all such properties in fee simple. See "Item 2 Properties - Portfolio of Investments" of this Annual Report for a description of FREIT's separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT's business. In addition, FREIT holds a 40% membership interest in Westwood Hills, that owns an apartment complex containing 210 rentable units, and a 40% membership interest in WaynePSC that owns, effective November 1, 2002, a 323,000 +/- sq. ft. Community Shopping Center. See "Investment in Affiliates."

          Investment in Affiliates

Westwood Hills, LLC

FREIT owns a forty percent (40%) membership interest in Westwood Hills that owns and operates a 210-unit residential apartment complex located in Westwood, New Jersey. FREIT is the Managing Member of Westwood Hills. In December 1998, Westwood Hills refinanced its mortgage loan. In connection with the refinancing,

Robert S. Hekemian, Chairman of the Board of FREIT and a member of Westwood Hills, provided a personal guarantee in certain limited circumstances. FREIT, and all other members of Westwood Hills, have indemnified Mr. Hekemian, to the extent of their percentage ownership interest in Westwood Hills, with respect to this guaranty.

Wayne PSC, LLC

FREIT owns a 40% membership in, and is the Managing Member of WaynePSC, that owns a 323,000 +/- sq, ft. community shopping center in Wayne, NJ.

Hekemian is the managing agent of the above properties owned by the Affiliates. See "Management Agreement."

See Fiscal Year 2003 Developments concerning financing of the Affiliate's properties.

          Employees

On October 31, 2003 FREIT and its Affiliates had thirteen (13) full-time employees and four (4) part-time employees who work solely at the properties owned by FREIT or its Affiliates. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John
A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately forty to fifty percent (40% - 50%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately five percent (5%) of his business activities to FREIT. See "Item 4A - Executive Officers of FREIT." Hekemian has been retained by FREIT to manage FREIT's properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT's properties. See "Management Agreement."



          Management Agreement

On April 10, 2002, FREIT and Hekemian executed a new Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement runs from November 1, 2001 to October 31, 2003 and shall be automatically renewed for periods of two (2) years unless either party gives not less than six (6) months prior notice to the other of non-renewal. No non-renewal notice has been issued by either party. The April 10, 2002 Management Agreement replaces the Management Agreement dated December 20, 1961 as extended. The salient provisions of the new Management Agreement are as follows: FREIT continues to retain the Managing Agent as the exclusive management and leasing agent for properties which FREIT presently owns and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties hereafter acquired and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. The Managing Agent is no longer the exclusive advisor for FREIT to locate and recommend to FREIT investments, which the Managing Agent deems suitable for FREIT, and is no longer required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The new Management Agreement includes a detailed schedule of fees for those services, which the Managing Agent may be called upon to perform. The new
Management  Agreement  provides  for  a  termination  fee  in  the  event  of  a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the new Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. See "First Real Estate Investment Trust of New Jersey Notes to Consolidated Financial Statements - Note 9."

Mr. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Hekemian owns approximately .2% of all of the issued and outstanding shares of Hekemian.

          Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2003, FREIT's aggregate outstanding mortgage debt was $76.9 million with an average interest cost on a weighted average basis of 6.577%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in "Item 2 Properties - Portfolio of Investments" for the outstanding mortgage balances at October 31, 2003 with respect to each of these properties.

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

Neither the Declaration of Trust nor any policy statement formally adopted by FREIT's Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT), which may be incurred by FREIT. Accordingly, FREIT may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT could bear interest at rates, which are higher than the rates on FREIT's existing debt. Future debt incurred by FREIT could also bear interest at a variable rate. Increases in interest rates would increase FREIT's variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt or cause FREIT to be in default under its debt. Further, in the future, FREIT may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms which are acceptable to FREIT. In such event, FREIT might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT.

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2003 the following table lists the ten largest retail tenants, which account for approximately 58.3% of FREIT's retail rental space and 50.1% of fixed retail rents.

--------------------------------------------------------------------------------
                     Tenant                             Center           Sq. Ft.
--------------------------------------------------------------------------------
Burlington Coat Factory                          Westridge Square       85,992
 K Mart Corporation                              Westwood Plaza         84,254
 Pathmark Stores Inc.                            Patchoque              63,932
 Giant Of Maryland Inc.                          Westridge Square       55,330
 Stop & Shop Supermarket Co.                     Franklin Crossing      48,673
 Safeway Stores Inc .                            Damascus Center        45,189
 TJ MAXX                                         Westwood Plaza         28,480
 Westwood Cinema (Hoyts) (1)                     Westridge Square       27,336
 Holiday Productions                             Olney Town Center      23,930
 Damascus Rd Community Church                    Damascus Center        18,954



(1) Tenant's lease expires April 30, 2007. Total rent and expense reimbursements currently aggregate approximately $488,000 per year. FREIT and Tenant have agreed on the terms of a lease termination agreement whereby Tenant will pay FREIT a lump sum payment of approximately $1.8 million to terminate the lease. The transaction documentation is in the process of being executed by all parties. The mortgage lender has agreed to the termination agreement with the stipulation that the entire lump sum payment to be made by the Tenant be deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, or (b) the balance of the un-disbursed $750,000 once the mortgage lender is provided with a Certificate of Occupancy ("C of O") covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT at the earlier of (a) in $250,000 increments as comparable amounts of TI's are incurred, or (b) when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, or (c) when the mortgage loan has been re-paid.


     (C) Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our retail properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's retail properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings; FREIT's ability to service its debt; and FREIT's ability to make expected distributions to its shareholders, could be adversely affected. There are no leases, which FREIT considers material or significant in terms of any single property which expired during the fiscal year 2003 or which is scheduled to expire in the fiscal year 2004 with the exception of the Westridge Cinema (Hoyts) lease- See Above.

     D) Illiquidity of Real Estate Investments; Possibility that Value of FREIT's Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT's interest in its affiliates, Westwood Hills and WaynePSC, are subject to transfer constraints imposed by the operating agreements, which govern FREIT's investment in these affiliates. Even without such restrictions on the transfer of its interests, FREIT believes that there would be a limited market for its interests in these affiliates.

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

          (iv) Preakness Shopping Center, Wayne NJ

a) Prior to its purchase by WaynePSC a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by mishandling of this chemical by a former Dry Cleaner tenant.

The seller of the center to WaynePSC, LLC is in the process of performing the remedial work in accordance with the requirements of the NJDEP. Additonally, the seller has escrowed the estimated cost of the remediation and has purchased a cap-cost insurance policy to covering any expenses over and above the estimated cost.

          (v) Other

a) The State of New Jersey has adopted an underground fuel storage tank law and various regulations with respect to underground storage tanks.

FREIT no longer has underground storage tanks on any of its properties.

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

     (D) Financial Information about Foreign and Domestic Operations and Export Sale

     FREIT does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.



ITEM 2. PROPERTIES

     Portfolio  of   Investments:   The  following   charts  set  forth  certain
information relating to each of FREIT's real estate investments in addition to the specific mortgages encumbering the properties.


Residential Apartment Properties as of October 31, 2003:
--------------------------------------------------------


     -----------------------------------------------------------------------------------------------------
                                                                                            Depreciated
                                                                 Average                        Cost
                                                                                            of Buildings
                                                                  Annual       Mortgage         and
                                      Year                      Occupancy       Balance      Equipment
        Property and Location       Acquired    No. of Units       Rate         ($000)         ($000)
     -----------------------------------------------------------------------------------------------------

     Lakewood Apts.                   1962           40           94.8%            None (1)        $  118
     Lakewood, NJ

     Palisades Manor                  1962           12           98.7%            None (1)         $  44
     Palisades Park, NJ

     Grandview Apts.
     Hasbrouck Heights, NJ            1964           20           94.6%            None (1)        $  120

     Height Manor
     Spring Lake Heights, NJ          1971           79           98.4%              $3,476        $  539

     Hammel Gardens
     Maywood, NJ                      1972           80           94.7%              $5,080        $  844

     Steuben Arms                     1975          100           97.5%              $7,046       $ 1,291
     River Edge, NJ

     Berdan Court
     Wayne, NJ                        1965          176           95.8%            $ 13,941       $ 1,690

     Westwood Hills (2)               1994          210           95.8%             $17,881       $13,404
     Westwood, NJ
     ------------------------------------------------------------------------------------------------------

     (1) Security for draws against FREIT's Credit Line. As of October 31, 2003 there were no draws outstanding.

     (2) FREIT owns a 40% equity interest in Westwood Hills. See Investment in Affiliates.


Retail Properties as of October 31, 2003:
-----------------------------------------

     ---------------------------------------------------------------------------------------------------------------------
                                                                            Average                    Depreciated Cost
                                                     Leaseable Space-        Annual       Mortgage     of Buildings and
                                          Year         Approximate         Occupancy       Balance         Equipment
           Property and Location        Acquired          Sq. Ft.             Rate         ($000)           ($000)
     ---------------------------------------------------------------------------------------------------------------------

     Franklin Crossing                    1966(2)          87,041             98.8%         None (1)           $  9,656
     Franklin Lakes, NJ

     Westwood Plaza                       1988            173,854             90.6%        $  9,910            $ 11,537
     Westwood, NJ

     Westridge Square                     1992            256,620             93.1%        $ 17,289            $ 21,431
     Frederick, MD

     Pathmark Super Store                 1997             63,962            100.0%        $  6,744            $  9,614
     Patchogue, NY

     Glen Rock, NJ (6)                    1962              4,800              0.0%         None (1)           $    108

     Olney Town Center (3)                2000             98,848             92.7%        $ 10,872            $ 14,426
     Olney, MD

     Preakness Center (4)                 2002            322,136             91.5%        $ 32,000            $ 32,882
     Wayne, NJ

     Damascus Center (5)                  2003            139,878             87.9%        $  2,532            $  9,893
     Damascus. MD

     Rockaway Township, NJ (7)         1964/1963    1+/- Acre Land lease       0.0%           None             $    114
     ------------------------------------------------------------------------------------------------------------------

     (1) Security for draws against FREIT's Credit Line. As at October 31, 2003 there were no draws outstanding.

     (2) The original 33,000 sq. ft. shopping center was replaced with a new 87,041 sq. ft. center that opened in October 1997.

     (3)  FREIT owns a 75% equity interest in S & A which owns the center.

     (4)  FREIT owns a 40% equity interest in WaynePSC which owns the center.

     (5)  See "Fiscal Year 2003 Developments, Acquisitions".

     (6) All of the space has been leased to two tenants. The larger tenant (70 % of the space) began paying rent in November 2003

     (7) Tenant began paying rent in December 2003. See "Fiscal Year 2003 Developments, Development."



Vacant Land as of October 31, 2003:
-----------------------------------

                                                               Permitted Use
                                                                per Local           Acreage Per
Location (1)               Acquired         Current Use         Zoning Laws            Parcel
----------------------------------------------------------------------------------------------------

Franklin Lakes, NJ             1966              None           Residential              4.27

                                                 None           Multi Family /
Rockaway,Township NJ (2)   1964/1963                            Retail                    20

So. Brunswick, NJ (3)          1964       Principally leased    Industrial                33
                                              as farmland
                                         qualifying for state
                                          farmland assessment
                                             tax treatment
----------------------------------------------------------------------------------------------------


(1)  All of the above land is unencumbered.

(2) FREIT has received approval for the construction of 129 garden apartment units on this land.

(3) FREIT has filed for site plan approval for the construction of a 500,000 sq. ft. industrial warehouse facility. See "Fiscal Year 2003 Developments, Development'"





FREIT believes that it has a diversified portfolio of residential and retail properties. FREIT's business is not materially dependent upon any single tenant or any one of its properties. The following Table lists FREIT's properties that have contributed 15% or more of FREIT's total revenue in one (1) or more of the last three (3) fiscal years.

                             Percent Contribution To Revenues
                             --------------------------------
                                                            Fiscal Year
                                                          Ended October 31,
                                                --------------------------------
                                                          2003    2002      2001
                                                          ----    ----      ----

                             Westridge Square            19.8%    20.5%    19.1%


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

Except for the Pathmark supermarket super store located in Patchogue, Long Island, all of FREIT's and its Affiliate's (WaynePSC) retail properties have multiple tenants.

FREIT and its Affiliate's retail shopping center properties have fifteen (15) anchor / major tenants, that account for approximately 57% of the space leased. The balance of the space is leased to one hundred forty (140) satellite tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

  ------------------------------------------------------------------------------
                                                                         No. Of
                          Net Leaseable                                Satellite
     Shopping Center         Space         Anchor/Major Tenants         Tenants
  ------------------------------------------------------------------------------

   Westridge Square.        254,970          Giant Supermarket              23
   Frederick, MD                             Burlington Coat Factory
                                             Westridge Cinema (1)

   Franklin Crossing         87,868          Stop & Shop                    17
   Franklin, Lakes, NJ

   Westwood Plaza           173,875          Kmart Corp                     19
   Westwood, NJ                              TJMaxx

   Olney Town Center (2)     98,848          Holiday Productions (Cinema)   23
   Olney, MD                                 Craft Country

   Preakness Center (3)     322,136          Stop & Shop                    42
   Wayne, NJ                                 Macy's
                                             CVS
                                             Annie Sez
                                             Clearview Theaters

   Damascus Center (4)      139,878          Safeway Stores                 16
   Damascus. MD                              Damascus Rd Comm. Church
  ------------------------------------------------------------------------------

     (1) Lease being terminated. See "Retail Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants.

     (2)  FREIT owns a 75% interest in S&A, which owns this center.

     (3)  FREIT owns a 40% interest in WaynePSC which owns this center.

     (4)  See "Fiscal Year 2003 Developments, Acquisitions".




With respect to most of FREIT's retail  properties,  lease terms range from five
(5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT's retail properties averaged a 95.6% occupancy rate with respect to FREIT's available leasable space

Leases for FREIT's apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 96.8% occupancy rate with respect to FREIT's available apartment units.

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


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Therewere no matters submitted to a vote of security holders during the fourth quarter of FREIT's 2003 fiscal year.

ITEM 4A EXECUTIVE OFFICERS OF FREIT

The executive officers of FREIT as of January 27, 2004 are listed below. Brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information, which follows the table.

As a result of Hekemian being responsible for managing the day-to-day operations of FREIT's properties, the executive officers are not required to devote a significant part of their business activities to their duties as executive officers of FREIT. See "Item 1(c) Narrative Description of Business - Management Agreement." Except for Mr. Aiello, Secretary, and Executive Secretary of FREIT, each of the executive officers is also a Trustee of FREIT.

         The executive officers of FREIT are as follows:


Name                       Age                     Position
----                       ---                     --------

Robert S. Hekemian         72          Chairman of the Board and Chief
                                       Executive Officer

Donald W. Barney           63          President, Treasurer and Chief
                                       Financial Officer

John A. Aiello, Esq.       54          Secretary and Executive Secretary

     Robert S. Hekemian has been active in the real estate industry for more than fifty (50) years. Mr. Hekemian has served as Chairman of the Board and Chief Executive Officer of FREIT since 1991, and as a Trustee since 1980. From 1981 to 1991, Mr. Hekemian was President of FREIT. Mr. Hekemian directly devotes approximately forty to fifty percent (40% - 50%) of his time to execute his duties as an executive officer of FREIT. Mr. Hekemian is also the Chairman of the Board and Chief Executive Officer of Hekemian. See "Item 1(c) Narrative Description of Business - Management Agreement." Mr. Hekemian is a director of the Pascack National Bank. Mr. Hekemian is also a director, partner and officer in numerous private real estate corporations and partnerships.

     Donald W. Barney has served as President of FREIT since 1993, as a Trustee since 1981, and was elected Treasurer and Chief Financial Officer in January 2003. Mr. Barney devotes approximately fifteen percent (15%) of his time to execute his duties as an executive officer of FREIT. Mr. Barney was associated with Union Camp Corporation, a diversified manufacturer of paper, packaging products, chemicals, and wood products, from 1969 through December 31, 1998, as Vice President and Treasurer. Mr. Barney was a director of Ramapo Financial Corporation until it was acquired, in May 1999 by another financial institution, and is a partner and director in several other private real estate investment companies, and a director of the Hilltop Community Bank..

     John A. Aiello, Esq., an attorney, was elected to serve as the Executive Secretary of FREIT in August 2002, and as Secretary in January 2003. Mr. Aiello devotes approximately five percent (5%) of his time to execute his duties as an executive officer of FREIT. Beginning in 1974, Mr. Aiello has spent his entire career with the law firm of Giordano Halleran & Ciesla, P.C. ("GH&C"), with offices in Middletown and Trenton, NJ. Mr. Aiello is an officer and shareholder of GH&C. Mr. Aiello is Chairman of GH&C's Corporate and Securities Department, and his practice focuses on corporate law, corporate finance, securities, mergers, and acquisitions.




PART II
-------

ITEM 5 MARKET FOR FREIT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the "Shares"). The Shares represent FREIT's only authorized, issued and outstanding class of equity. As of January 27, 2004, there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board(R) Service (the "OTC Bulletin Board") provided by NASD, Inc. FREIT does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, at the end of the periods indicated, the Bid and Asked quotations for the Shares on the OTC Bulletin Board.

                                                      Bid       Asked
                                                      ---       -----
      Fiscal Year Ended October 31, 2003
      ----------------------------------
      First Quarter                                 $ 22 1/2      $ 32
      Second Quarter                                $ 24 1/2      $ 25 3/4
      Third Quarter                                 $ 25 1/2      $ 26 1/4
      Fourth Quarter                                $ 28 1/4      $ 36

                                                      Bid        Asked
                                                      ---        -----
      Fiscal Year Ended October 31, 2002
      ----------------------------------
      First Quarter                                 $ 23          $ 21 1/2
      Second Quarter                                $ 24          $ 21 1/2
      Third Quarter                                 $ 21 3/4      $ 21
      Fourth Quarter                                $ 28          $ 24


The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, Inc., members of the New York Stock Exchange and other national securities exchanges.


     Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT's Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees' present policy is to distribute annually at least ninety percent (90%) of FREIT's REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 2003 and fiscal 2002, FREIT paid or declared aggregate total dividends of $1.80 and $1.72 per share, respectively, to the holders of Shares. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders."





     Securities Authorized for Issuance Under Equity Compensation Plans

See table included in "Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".



ITEM 6 SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2003 are derived from financial statements that have been audited and reported upon by J.H. Cohn LLP, independent public accountants for FREIT. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and with FREIT's consolidated financial statements and related notes included in this Annual Report.



BALANCE SHEET DATA:
As At October 31,                        2003         2002       2001       2000       1999
                                                    (in thousands)
Total Assets                           $107,150    $ 96,032    $ 96,495   $ 96,781   $ 84,428
                                       =========   =========   ========   ========   ========
Long-Term Obligations                  $ 76,890    $ 68,393    $ 69,354   $ 70,214   $ 60,071
                                       =========   =========   ========   ========   ========
Shareholders' Equity                   $ 22,140    $ 21,903    $ 21,588   $ 21,144   $ 20,520
                                       =========   =========   ========   ========   ========
Weighted average shares outstanding:

 Basic                                    3,134       3,120       3,120      3,120      3,120
                                       =========   =========   ========   ========   ========

 Diluted                                  3,261       3,233       3,133      3,120      3,120
                                       =========   =========   ========   ========   ========



INCOME STATEMENT DATA:
Year Ended October 31,                         2003       2002       2001      2000      1999
                                               ----       ----       ----      ----      ----
                                                 (in thousands, except per share amounts)
REVENUES:
Revenues from real estate operations         $ 19,753   $ 18,626   $18,062   $16,610    $14,435
Net investment income                             187        250       683       834        742
Equity in earnings (loss) of affiliates           250        269       190       173        (52)
                                             --------   --------   -------   --------   -------
                                               20,190     19,145    18,935    17,617     15,125
                                             --------   --------   -------   --------   -------
EXPENSES:

Real estate operations                          6,755      6,056     6,107     5,306      4,800
Financing costs                                 4,802      4,873     5,356     5,165      4,620
General and administrative expenses               593        643       539       365        401
Depreciation                                    2,229      2,153     2,138     1,914      1,642
Minority interest                                 246        137        85        31
                                             --------   --------   -------   --------   -------
                                               14,625     13,862    14,225    12,781     11,463
                                             --------   --------   -------   --------   -------


Income from continuing operations               5,565      5,283     4,710     4,836      3,662
Income (loss) from discontinued operations        -          398*      (10)      (77)        53
                                             --------   --------   -------   --------   -------
Net income                                   $  5,565   $  5,681   $ 4,700   $ 4,759    $ 3,715
                                             ========   ========   =======   ========   =======
* Includes gain on disposal of $475,000.

Basic earnings (loss) per share:
 Continuing operations                       $   1.78   $   1.69   $  1.51   $  1.55     $ 1.17
 Discontinued operations                          -         0.13       -       (0.02)      0.02
                                             --------   --------   -------   --------   -------

                                             $   1.78   $   1.82   $  1.51   $  1.53     $ 1.19
                                             ========   ========   =======   ========   =======

Diluted earnings (loss) per share:
 Continuing operations                       $   1.71   $   1.63   $  1.50   $  1.55     $ 1.17

 Discontinued operations                           -        0.12      -        (0.02)      0.02
                                             --------   --------   -------   --------   -------
                                             $   1.71   $   1.75   $  1.50   $  1.53     $ 1.19
                                             ========   ========   =======   ========   =======

Cash Dividends Declared Per Common Share     $   1.80   $   1.72   $  1.38   $  1.33     $ 1.13
                                             ========   ========  ========   ========   =======



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



Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned Affiliate, Westwood Hills, which owns a residential apartment property and beginning in fiscal 2003, we began receiving income from our 40% owned affiliate WaynePCS that owns the Preakness shopping center. Our policy has been to acquire real property for long-term investment.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Pursuant to the Securities and Exchange Commission ("SEC") disclosure guidance for "Critical Accounting Policies," the SEC defines Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Annual Report, have been applied consistently as at October 31, 2003 and 2002, and for the years ended October 31, 2003, 2002 and 2001. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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



Since we consider net income from continuing operations (which excludes the operations of the Camden property) is the most significant element of net income, all references and comparisons refer to this item unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated),and refer to earnings per share from continuing operations.





Results of Operations:
Fiscal Years Ended October 31, 2003 and 2002

Revenues for the fiscal year ended October 31, 2003 ("Fiscal 2003") increased $1,045,000 or 5.5% over revenues for the fiscal year ended October 31, 2002 ("Fiscal 2002"). The components of the increase are summarized in this chart:



                          -------------------
                               October 31,     Increase  (Decrease)
                          -------------------  --------------------
Revenue Item                2003      2002         $           %
------------                ----      ----         -           -
                                     (in thousands)
                          -------------------------------
Real estate operations:
 Retail                   $ 13,186   $ 12,288   $  898       7.3%
 Residential                 6,567      6,338      229       3.6%
                          -------------------   -----------------
  Total real estate         19,753     18,626    1,127       6.1%
Equity in income
   of affiliate                250        269      (19)     -7.1%
Investment income              187        250      (63)    -25.2%
                          --------   --------   -------------------
                          $ 20,190   $ 19,145   $1,045       5.5%
                          ========   ========   ========    =======




The increases in income from real estate operations, as set forth below, accounted for all of the increased revenue.

Income from continuing operations increased $282,000 (5.3%) to $5,565,000 for Fiscal 2003 compared to $5,283,000 for Fiscal 2002.

SEGMENT INFORMATION
The following table sets forth comparative operating data for FREIT's real estate segments:



                                   Retail                           Residential                       Combined
                      -------------------------------------  ------------------------------------   -----------------
                           Year Ended                            Year Ended                            Year Ended
                      ----------------                       -----------------------
                                                                                Increase
                          October 31,   Increase (Decrease)      October 31,   (Decrease)               October 31,
                      ----------------  ------------------     ----------------------------           ----------------
                        2003     2002     $         %         2003      2002       $        %         2003      2002
                                (in thousands)                     (in thousands)                       (in thousands)
                      --------------------------             ----------------------------           -----------------
Rental income         $  9,779  $9,102  $   677    7.4%      $ 6,499  $ 6,261   $   238      3.8%   $16,278   $15,363
Percentage rent            117     117       -                                        -                 117       117
Reimbursements           3,076   2,664      412   15.5%                               -               3,076     2,664
Other                       15      78      (63) -80.8%           68       77       (9)    -11.7%        83       155
                      -------------------------------------  ------------------------------------   -------   -------
 Total Revenue          12,987  11,961    1,026    8.6%        6,567    6,338       229      3.6%    19,554    18,299



Operating expenses       4,091   3,610      481   13.3%        2,664    2,445       219      9.0%     6,755     6,055
                      ------------------------------------   ------------------------------------   -------   -------

Net operating income  $  8,896  $8,351  $   545    6.5%      $ 3,903  $ 3,893   $    10      0.3%    12,799    12,244
                      =====================================  ====================================

Average Occupancy %       93.1%   96.2%           (3.1%)       96.3%     96.3%                -
                      ========  ======          ===========  =======  =======              ======

                                                         Reconciliation to consolidated net income:
                                                          Deferred rents - straight lining              199       326

                                                            Net investment income                       187       250
                                                         Equity in income of affiliates                 250       269
                                                         General and administrative expenses           (593)     (643)
                                                         Depreciation                                (2,229)   (2,153)
                                                         Financing costs                             (4,802)   (4,873)
                                                         Minority interest                             (246)     (137)
                                                                                                     ----------------
                                                         Net income from continuing operations        5,565     5,283

                                                            Discontinued operations                               398
                                                                                                     ----------------
                                                                 Net income                          $ 5,565  $ 5,681
                                                                                                     ================


The above table details the comparative net operating income ("NOI") for FREIT's Retail and Residential Segments, and reconciles the combined NOI to consolidated Net Income. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation and financing costs. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

RETAIL SEGMENT
During Fiscal 2003, revenues increased by $1,026,000 (8.6%) and NOI increased by $547,000 (6.6%) in spite of average occupancy declining 3.1% to 93.1% from 96.2% in Fiscal 2002.

Revenues and NOI from same properties (those properties included for a full year in fiscal 2003 and 2002) for Fiscal 2003 increased by $761,000 (6.4%) and $387,000 (4.7%) respectively over Fiscal 2002. The balance of the revenue and NOI increase came from our Damascus Center that we acquired on July 31, 2003 (see "Fiscal Year 2003 Developments, Acquisitions").

The increases for Fiscal 2003 from same properties reflects higher rents from existing tenants and rents from new tenants not in occupancy during Fiscal 2002. The increased rents offset the decline in average occupancy, principally at our Westridge Square property with the vacancy created by the Westridge Cinema closing its theater (see below). This vacancy, if the space in not leased, will have a greater negative impact in the next fiscal year.

Westridge Square:

     In February 2003 Westridge Cinema ("Tenant") closed its theater and ceased paying rent. Tenant's lease expires April 30, 2007. Total rent and expense reimbursements currently aggregate approximately $488,000 per year. FREIT and Tenant have agreed on the terms of a lease termination agreement whereby Tenant will pay FREIT a lump sum payment of approximately $1.8 million to terminate the lease. The transaction documentation is in the procees of being executed by all parties. The mortgage lender has agreed to the termination agreement with the stipulation that the entire lump sum payment to be made by the Tenant be deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, beginning when all the documentation is signed, or (b) the balance of the un-disbursed $750,000 will be discussed once the mortgage lender is provided with a Certificate of Occupancy ("C of O") covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT at the earlier of (a) in $250,000 increments as comparable amounts of TI's are incurred, or (b) when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, or (c) when the mortgage loan has been re-paid.

ACQUISITION
On July 31, 2003, Damascus Centre, LLC , an entity wholly owned by FREIT, acquired the Damascus Shopping Center in Damascus, MD.

The shopping center is situated on 13 acres, and contains approximately 139,000 SF of retail and office space. A Safeway supermarket is the anchor tenant.

The total acquisition costs of $10.3 Million were financed in part by the assumption of an existing $2.6 Million first mortgage loan and the balance of $7.7 Million with equity capital. Included in the acquisition costs is an amount paid to an existing tenant to terminate its lease as of December 31, 2003. FREIT is considering offering an interest in this investment to an entity owned by employees of Hekemian, FREIT's managing agent.

FREIT plans to demolish the existing buildings, with the exception of the freestanding McDonald's restaurant. A new shopping Center will be constructed of approximately 145,000 SF, of which 58,000 SF is expected to be occupied by a new, prototype Safeway supermarket. A smaller building will be constructed on an out parcel which will accommodate the office tenants as well as some smaller, retail space. This plan to construct a new center is subject to obtaining all approvals and building permits from the various governing authorities. Construction costs for the new center are estimated at approximately $13 million. Construction is expected to begin during the summer of 2005.


RESIDENTIAL SEGMENT

     Residential revenue increased by $229,000 (3.6%) to $6,567,000 during Fiscal 2003 from $6,338,000 for Fiscal 2002. Average occupancy for both Fiscal 2003 and Fiscal 2002 remained unchanged at 96.3%. NOI increased marginally to $3,903,000 for Fiscal 2003 compared to $3,893,000 for Fiscal 2002. The increase in revenue during Fiscal 2003 was almost equally matched by increased expenses (snow removal and heating costs) brought on by the severe 2002/2003 winter.

While the demand for apartments was weak at the start of Fiscal 2003, demand at our properties picked up as evidenced by average annual asking monthly rents increasing 4% to $1,098 from $1,056 during Fiscal 2002. As at October 31, 2003, average asking monthly rents were $1,117.

Our residential revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual $65,000 decline in revenues.

In keeping with our policy of improving our apartments and maintaining their competitiveness, we invested $484,000 ($954 per apartment) in our capital program during Fiscal 2003. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties.

We own 20 +/- acres of undeveloped land in Rockaway, NJ, and have received building plan approval and a water allocation from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investment. Pending receipt of final water allocation and sewer approval from the NJ Department of Environmental Protection, we expect construction to commence by the  summer  of  2004.  Through  October  31,  2003  approximately  $260,000  of pre-construction development costs have been expended and deferred. Approximately one (1) acre of the Rockaway land has been sub-divided and leased to a bank. Rent under the land lease commenced in December 2003.



NET INVESTMENT INCOME

Net investment income fell 25.2% to $187,000 during Fiscal 2003 compared to $250,000 during Fiscal 2002. Net investment income for the past two years was principally interest earned from our investments in money market funds. Earnings received from various sources over the past two fiscal are as follows:

                  -----------------------------------------------------
                                                 Year Ended October 31,
                                                 ----------------------
                                                   2003          2002
                                                 --------      --------
                                                        ($000)

                  Institutional Money Market     $ 100        $  236
                  Savings Money Market Account      70             8
                  Mortgage Loan                     15
                  Related Party                                    4
                  Other                              2             2
                  -----------------------------------------------------
                                    Total        $ 187        $  250
                  -----------------------------------------------------


The lower interest rate environment during Fiscal 2003 compared to Fiscal 2002, coupled with lower average investment balances, due to the acquisition of the Damascus shopping center, accounted for the reduced investment income. Our average yield during Fiscal 2003 was approximately 1.6% compared to 1.9% during Fiscal 2002. (See "Financing Costs" below for offsetting benefits.)



EQUITY IN INCOME OF AFFILIATES

This represents income from Westwood Hills, which owns a 210 unit (family) garden apartment community in Westwood, NJ, and from WaynePSC, which owns the Preakness Shopping Center in Wayne, NJ. FREIT has a 40% equity ownership in each of these entities. Results of operations are as follows:



                                                    Year Ended
                                                    October 31,
                                                 ---------------
               Net Income of                      2003     2002
           --------------------------------------
                                                     ($000)
           Westwood Hills, LLC                   $  466   $  672
           Wayne PSC, LLC                           158
           -----------------------------------------------------
             Total                               $  624   $  672
           =====================================================

           FREIT's Share of Net Income           $  250   $  269
                                                 ======   ======



Net Income at Westwood Hills decreased 30.8% to $466,000 for Fiscal 2003 from $672,000 for Fiscal 2002. The reduction for Fiscal 2003 is largely due to two factors: 1) in spite of revenues increasing 2.9% over Fiscal 2002, the increase was insufficient to cover the 11.3% increase in expenses directly related to the severe winter of 2002/2003 and, 2) the financing costs relating to the $3.4 million second mortgage obtained in January 2003. FREIT received, as a distribution, approximately $1.4 million of the net financing proceeds from second mortgage loan. This financing will add approximately $170,000 of annual financing costs to Westwood Hills operations. While FREIT bears 40% of this additional financing cost, we believe this cost will be offset by the income FREIT will ultimately earn from investing its $1.4 million distribution.

Income at the Preakness Shopping Center, before financing costs, was $2,319,000. Net Income for Fiscal 2003, however, was burdened by one-time re-financing costs of $457,000 related to the financing described below.

On June 30, 2003, Wayne PSC refinanced its original $26.5 million first mortgage loan with a new $32.5 million mortgage loan. The term of the new loan is thirteen (13) years, with interest fixed at 6.04 %, and the loan will require interest only payments for the first three years and thereafter be amortized over a 25-year life. FREIT received $2.4 million of the net re-finance proceeds as a distribution from WaynePSC.




FINANCING COSTS

Financing costs are summarized as follows:

          -----------------------------------------------------
                                         Year Ended October 31,
                                         ----------------------
                                          2003          2002
                                         --------------------
                                                ($000)
          Fixed rate mortgages:
           1st Mortgages
            Existing                     $ 4,265      $ 4,447
            New (Damascus)                    59
           2nd Mortgages                      76
          Floating rate mortgage             345          403
          Other                               57           23
          -----------------------------------------------------
                          Total          $ 4,802      $ 4,873
          =====================================================



Financing costs for Fiscal 2003 decreased $71,000 (1.5%) to $4,802,000 from $4,873,000 for Fiscal 2002. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment in Fiscal 2003 compared to Fiscal 2002.

During November 2002, we renegotiated the terms of the first mortgage note on our retail property in Patchogue, NY. The mortgage note, which had an outstanding principal balance of $6.9 million, was due on January 1, 2005, and carried a fixed interest rate of 7.375%. The due date has been extended three years (3) and the interest rate was reduced to a fixed rate of interest of 5.95%. This interest rate reduction will reduce FREIT's interest costs and debt service requirements going forward.

To create additional liquidity and lock in favorable long-term interest rates, FREIT took advantage of the Freddie Mac second mortgage program. This program allows add-ons to existing Freddie Mac first mortgages to the extent justified by increased values and cash flows. On August 20, 2003, FREIT placed add-on second mortgages on three of its residential properties (Berdan Court, Hammel Gardens and Steuben Arms). The second mortgage loans aggregated approximately $7 million bearing an average fixed rate of 5.2%. The due dates of the second mortgage loans are co-terminus with the underlying first mortgage loans with
respect  to  the   properties.   FREIT  received  net  financing   proceeds  of
approximately $6.9 million from the add-on second mortgages.

As a result of the second mortgage financing, and the first mortgage debt assumed from the acquisition of the Damascus shopping center, financing costs for the fiscal year ending October 31, 2004 are expected to increase and aggregate approximately $5.3 million.



GENERAL AND ADMINISTRATIVE EXPENSES

Our G & A expenses decreased to $593,000 from $643,000 ($482,000 before project abandonment costs of $161,000) during Fiscal 2002. The increase in Fiscal 2003 results principally from increased Officer's and Trustee's fees.

DEPRECIATION

Depreciation expense in Fiscal 2003 increased slightly to $2.229 million compared to $2.153 million in Fiscal 2002. Most of this increase is attributable to the acquisition of the Damascus shopping center and to capital improvements made to our properties during Fiscal 2003.


Results of Operations:
Fiscal Years Ended October 31, 2002 and 2001

Revenues for the year fiscal ended October 31, 2002 ("Fiscal 2002") increased $210,000 or 1.1% over revenues for the fiscal year ended October 31, 2001 ("Fiscal 2001) revenues. The components of the increase are summarized in this chart:

                                Year Ended                Increase
                                October 31,               (Decrease)
                            -------------------       ------------------

                                         (in thousands)
                              --------------------------------
    Revenue Item               2002      2001             $         %
                            ---------   --------      -------    -------
    Real estate operations  $ 18,626   $ 18,062       $   564      3.1%
    Equity in income
       of affiliate              269        190            79     41.6%
    Investment income            250        683          (433)   -63.4%
                            --------   ---------       -------  --------
                            $ 19,145   $ 18,935       $   210      1.1%
                            ========   =========       ========  ========


The increases in income from real estate operations, and from our equity in the earnings of our affiliate, were significantly offset by the reduction in net investment income.

Income from continuing operations increased $573,000 (12.2%) to $5,283,000 for Fiscal 2002 compared to $4,710,000 for Fiscal 2001.

RETAIL SEGMENT
The following table sets forth comparative operating data for FREIT's Retail properties:


     Retail Segment
                                        Year Ended
                                       October 31,      Increase (Decrease)
                                   ------------------   -------------------
                                       2002    2001      $          %
     Revenues                          (in thousands)
                                   ----------------------------
     Minimum & percentage rents     $ 9,219   $ 8,751    $  468     5.3%
     Reimbursements                   2,664     2,621        43     1.6%
     Other                               78       150       (72)  -48.0%
                                   -------------------------------------
     Total revenue                   11,961    11,522       439     3.8%

     Operating expenses               3,610     3,617        (7)   -0.2%
                                   --------   -------   ----------------
     Net operating income           $ 8,351   $ 7,905    $   446    5.6%
                                   ========   =======   ================
     Average occupancy %               96.2%     95.8%             0.40%
                                   ========   =======            =======



Retail rental revenue increased by 3.8% for Fiscal 2002 to $11.9 million from $11.5 million for Fiscal 2001. Minimum and percentage rents, however, increased 5.3%. This increase results principally from higher average occupancy. The higher occupancy also added to the increase in expenses reimbursed by tenants. The higher revenues and lower operating expenses (principally because of the mild winter) resulted in net operating income increasing 5.6% to $8,351,000 for Fiscal 2002 compared to $7,905,000 for Fiscal 2001.

Westwood Plaza Shopping Center, Westwood, NJ:
On January 21, 2002 Kmart Corporation, a major tenant in our Westwood Shopping Center, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Kmart has since emerged from bankruptcy and has elected to keep and maintain its lease at the Westwood Plaza Shopping Center.

As previously reported, Stop & Shop closed its 28,000 sq. ft. supermarket in Westwood Plaza Shopping Center and continued fulfilling its rental obligations with no plans to reopen the store. Effective July 31, 2002, FREIT and Stop & Shop reached a Lease Termination Agreement whereby, in return for the termination of this below-market-rent lease at no cost to FREIT, FREIT has agreed to not lease or allow this space or any other space in the Shopping Center to be used for a supermarket or for a store using more than 15,000 sq.ft. for the sale of food or food products for off-premises consumption. This use restriction shall expire on May 31, 2032, which corresponds with the expiration of the final option period contained in the Stop & Shop lease. This 28,000 sq.ft. space has been leased and is now occupied by TJMAX.



Olney Expansion
Olney is a 98,900 sq. ft. neighborhood shopping center. We planned an approximately 50,000 sq. ft. expansion and modernization subject to the plans being approved by the required governmental agencies, satisfactory pre-leasing of the new expanded space, and the acceptance of current tenants to be relocated in the expanded center. FREIT's Board of Trustees, based on the status of negotiations with certain current tenants, determined that is not likely the expansion will take place in the short-term, and that it would be more economical to defer the expansion / modernization to coincide with the expiration of particular current tenant leases in approximately seven years.

Through July 31, 2002 approximately $270,000 had been expended and deferred for pre-construction development costs, building plans and building permits. The Board of Trustees decided to write-off as of July 2002, all costs that were not capable of being recaptured although some of these costs could be usable when the expansion is undertaken. These costs, which aggregated $190,000, were written off in July 2002. The charge was not included in the operations of the Retail Segment, but was charged to general expense, as it was not considered part of on-going operations.

Occupancy at Olney remained unchanged at 92%, as the vacant space was kept vacant pending the expansion. This vacant space, approximately 7,600 sq. ft., became available for leasing.






RESIDENTIAL SEGMENT

                 Residential Segment

                                       Year Ended
                                        October 31,     Increase (Decrease)
                                   ------------------   -------------------
                                     2002      2001        $       %
                                               (in thousands)
                                   ---------------------------
     Revenues
     Rents                         $  6,261   $ 6,058   $  203      3.4%
     Other                               77        72        5      6.9%
                                   --------   -------   -------------------
     Total revenue                    6,338     6,130      208      3.4%
                                   --------   -------   -------------------


     Operating expenses               2,445     2,495      (50)    -2.0%
                                   --------   -------   ------   ----------
     Net operating income          $  3,893   $ 3,635   $  258      7.1%
                                   ========   =============================


     Capital Improvements          $    378   $   429   ($  51)   -11.9%
     Average occupancy %               96.8%     97.7%             -0.9%
                                   ========   =======            =======


Residential revenue increased 3.4% to $6.3 million for Fiscal 2002 from $6.1 million for Fiscal 2001. The combination of increased revenues and reduced operating expenses helped raise net operating income 7.1% for Fiscal 2002 over Fiscal 2001. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For Fiscal 2002, annual average occupancy was 96.8% and annual average monthly apartment rents were $1,056. This compares to Fiscal 2001's annual average occupancy of 97.7% and annual average monthly rents of $1,008. This 4.7% increase in average monthly rents more than offset the slight decline in average occupancy. However, we are now feeling the effect of the slow economy. During the fourth quarter of Fiscal 2002 we experienced resistance to rent increases and increased vacancies. While average monthly rents at October 31, 2002 increased to $1,077, average occupancy fell to 95.3%. Furthermore, a 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual $65,400 decline in revenues.

During Fiscal 2002 Residential operating expenses declined 2% compared to Fiscal 2001. The principal causes were lower utility and snow removal costs. As a percentage of revenue, operating costs were 38.6% during Fiscal 2002 compared to 40.7% during Fiscal 2001.

Capital improvements during Fiscal 2002 decreased by $51,000 over Fiscal 2001. The decrease resulted from the completion of major apartment renovation programs at two of our apartment communities to maintain their competitiveness in their markets. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Capital improvement programs are expected to accelerate over the next fiscal year.

We own 20 +/- acres of undeveloped land in Rockaway, NJ, and have received building plan approval from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investment. Pending receipt of final water allocation and sewer approval from the NJ Department of Environmental Protection, we expect construction to commence by the summer of 2004.


NET INVESTMENT INCOME

Net investment income fell 63.4% to $250,000 for Fiscal 2002 compared to $683,000 for Fiscal 2001. Net investment income for Fiscal 2002 was principally interest earned from our investments in money market funds. This compares to investments we made during Fiscal 2001 government agency bonds. Earnings received from various sources over the past two fiscal are as follows:


-----------------------------------------------------------
                                    Year Ended October 31,
                                   ------------------------
                                     2002       2001
                                   --------   -------
                                         ($000)
Government Agency Bonds
  and Institutional Money Market   $    236   $   632
Savings Money Market Account              8
Related Party                             4        48
Other                                     2         3
-----------------------------------------------------------
                Total              $    250   $   683
-----------------------------------------------------------

Because of the declining lower interest rate environment over Fiscal 2002 and Fiscal 2001 our government agency bond portfolio was redeemed during Fiscal 2001. As a result the yield on our investments fell to just under 2% during Fiscal 2002. The decline in yield resulted in the reduction in net investment income. (See "Financing Costs" below for offsetting benefits.)

EQUITY IN INCOME OF AFFILIATES

Westwood Hills, LLC

FREIT's share of earnings of its 40% owned Affiliate, Westwood Hills, that owns a 210 unit apartment community in Westwood, NJ, increased 41.6% to $269,000 during Fiscal 2002 from $190,000 for Fiscal 2001. The increase is principally attributable to increased revenues and lower expenses resulting in net income at the Affiliate increasing to $672,000 for Fiscal 2002 compared to $476,000 for Fiscal 2001. During Fiscal 2002 average monthly rents increased 4.9% to $1,284 from $1,224 during Fiscal 2001. These increases more than offset a slight reduction in average occupancy to 96.8% during Fiscal 2002 compared to 97.4% during Fiscal 2001.


WaynePSC, L.L.C.

On November 1, 2002, WaynePSC, in which FREIT is the Managing Member, and has a 40% equity interest, acquired the Preakness Shopping Center ("Preakness"), in Wayne, NJ.

Preakness, situated on 40 acres, is a 323,000 +/- sq. ft. Community Center that is anchored by Macy's and Stop & Shop. Its 40+ other tenants include well-known regional and national retail merchants such as Dress Barn, Starbucks, 9 West, Annie Sez, Radio Shack, Bath & Body Works, Mandee's, and Goodyear Tire. The center also includes branches of the First Union and Commerce Bank, and a multiplex Clearview Movie Theater.

The total acquisition costs of $35.5 million were financed in part by a $26.5 million, 6% fixed interest rate, ten year first mortgage loan, and by $9 million of equity contributions provided pro rata by the Members of WaynePSC including $3.6 million contributed by FREIT.

During Fiscal 2003 this investment is expected to add to FREIT's net income and cash flow.


FINANCING COSTS

Financing costs are summarized as follows:

---------------------------------------------------------------------
                                         Year Ended October 31,
                                         ----------------------------
                                              2002          2001
                                              ----          ----
                                                   ($000)
Fixed rate mortgages                      $   4,447      $  4,514
Floating rate mortgage                          403           811
Other                                            23            31
---------------------------------------------------------------------
             Total                        $   4,873      $  5,356
---------------------------------------------------------------------

Financing costs for Fiscal 2002 decreased $483,000 (9%) to $4,873,000 from $5,356,000 for Fiscal 2001. The decrease is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and because of FREIT's $10.9 million floating rate mortgage (Olney) benefiting from the lower interest rate environment during Fiscal 2002 compared to Fiscal 2001.

During November 2002, we renegotiated the terms of the first mortgage note on our retail property in Patchogue, NY. The mortgage note, which had an outstanding principal balance of $6.9 million, was due on January 1, 2005, and carried a fixed interest rate of 7.375%. The due date was extended three years
(3) and the interest rate was reduced to a fixed rate of interest of 5.95%. This interest rate reduction reduced FREIT's interest costs and debt service requirements going forward.

GENERAL AND ADMINISTRATIVE EXPENSES

Our G & A expenses increased to $643,000 for Fiscal 2002 from $539,000 for Fiscal 2001. Included in this year's expense were increased project abandonment costs, higher legal and professional fees and higher FREIT overhead charges, that accounted for much of the G & A increase.

DEPRECIATION

Depreciation expense during Fiscal 2002 increased slightly to $2.2 million compared to $2.1 million during Fiscal 2001. Most of this increase is primarily attributable to capital improvements made to our properties during Fiscal 2002.



                                   ___________









LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $5.8 million for Fiscal 2003 compared to $7.4 million for Fiscal 2002. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2003, we had cash and marketable securities totaling $12.9 million compared to $11.9 million at October 31, 2002. These funds are available for construction, property acquisitions, and general needs.

As described in the segment analysis above, we are planning the construction of apartment rental units in Rockaway Township, NJ and the rebuilding of the Damascus Shopping Center, in Damascus, MD. The total capital required for these projects is estimated at $13.8 million and $13 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.

At October 31, 2003, FREIT's aggregate outstanding mortgage debt was $76.9 million. Approximately $66.0 million bears a fixed weighted average interest rate of 7.187%, and an average life of approximately 7.9 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 200 basis points over LIBOR and resets every 30 days. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:


                 ---------------------------
                     Year      $ Millions
                 ---------------------------
                     2007       $  15.7
                 ---------------------------
                     2008       $  15.9
                 ---------------------------
                     2010       $  12.2
                 ---------------------------
                     2013       $   8.0
                 ---------------------------
                     2014       $  12.1
                 ---------------------------


The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2003 and 2002:


                                October 31,       October 31,
          (In Millions)            2003              2002
          -------------         -------------     -----------
          Fair Value               $80.8             $73.5
          Carrying Value           $76.9             $68.4


Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a one percent interest rate increase would reduce the fair value of our debt by $3.3 million, and a one percent decrease would increase the fair value by $3.5 million.

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

$14 Million  Line of Credit - On June 20, 2002,  we  finalized  the terms of and
---------------------------
obtained a two-year $14 million revolving credit line with the Provident Bank. Draws against the credit line can be used for general corporate purposes, or for property acquisitions, construction activities, and Letters-of-Credit. Draws are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be at set at the time of each draw for 30, 60, or 90 day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90 day LIBOR rates at the time of the draws.

No draws have been made against this credit line. We plan to use the credit line opportunistically, for future acquisitions and/or development opportunities.


FREIT's total capital commitments, including long term debt, are summarized as follows:



--------------------------------------------------------------------------------------
CAPITAL COMMITMENTS
 (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------------
                                          Within      2 - 3      4 - 5        After 5
--------------------------------------------------------------------------------------
Contractual Obligations         Total    One Year     Years      Years         Years
--------------------------------------------------------------------------------------
Long-Term Debt
 Annual Amortization           $ 13,044  $  1,689   $   3,697    $   3,256   $   4,401
 Balloon Payments                63,846        -           -        31,567      32,279
--------------------------------------------------------------------------------------
    Total Long-Term Debt         76,890     1,689       3,698       34,823      36,680
--------------------------------------------------------------------------------------

Operating Leases
--------------------------------------------------------------------------------------
  Land Rent                       5,711        76         152          152       5,331
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Total Capital Commitments      $ 82,601  $   1,765  $   3,850    $  34,975   $  42,011
======================================================================================



Distributions to Shareholders Since its inception in 1961, FREIT has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex operational requirements including that we must distribute to our shareholders at least 90% of our REIT taxable income. We anticipate making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, we generally intend to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends. Since FREIT's policy is to pass on at least 90 percent of its taxable income to shareholders, FREIT's taxable income is untaxed at the Trust level. As a result FREIT's dividends will be taxed as ordinary income.

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year's net income and taxable income. The Board has decided, to fix the dividend for the first three quarters of fiscal 2004 at $.40 per share. The following tables list the quarterly dividends paid or declared for the three most recent fiscal years and the percent the dividends were of taxable income. Per share amounts have been adjusted to reflect the one-for-one share dividend paid on October 18, 2001.

           --------------------------------------------------
                                   Fiscal
           --------------------------------------------------
                                 2003      2002        2001
           --------------------------------------------------
           First Quarter       $  0.35   $  0.30    $   0.30
           --------------------------------------------------
           Second Quarter      $  0.35   $  0.30    $   0.30
           --------------------------------------------------
           Third Quarter       $  0.35   $  0.30    $   0.30
           --------------------------------------------------
           Fourth Quarter      $  0.75   $  0.82 *  $   0.48
           --------------------------------------------------
           Total For Year      $  1.80   $  1.72    $   1.38
           --------------------------------------------------

           * Includes special $.15 dividend representing the gain
              on sale of Camden property.
           ------------------------------------------------------

-----------------------------------------------------------------
                                                     Dividends
                                  ($000)             as a % of
                        ----------------------------
    Fiscal       Per        Total       Taxable       Taxable
     Year       Share     Dividends      Income       Income
-----------------------------------------------------------------
     2003      $1.80     $  5,667     $  4,576            123.8%
     2002      $1.72     $  5,366     $  5,258            102.1%
     2001      $1.38     $  4,305     $  4,120            104.5%
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


Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" and "Retail and Residential Segment" above.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT and of its Affiliates, Westwood Hills and WaynePSC, are submitted as a separate section of this Annual Report. See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A: CONTROLS AND PROCEDURES

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

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning FREIT's trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2004.

The information concerning FREIT's executive officers required by this item is set forth in Item 4A of Part I of this Annual Report under the caption "Executive Officers of FREIT."

ITEM 11:  EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2004.



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K to be included as part of this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2004.

          Securities Authorized for Issuance under Equity Compensation Plans

      The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of October 31, 2003, were as follows:




                                                                                         Number of securities
                                                                                         remaining available for
                                    Number of securities                                 future issuance under
                                    to be issued upon          Weighted-average          equity compensation
                                    exercise of                exercise price of         plans (excluding
                                    outstanding options,       outstanding options,      securities reflected in
                                    warrants and rights        warrants and rights       column (a))
-----------------------------------------------------------------------------------------------------------------
           Plan category                 (a)                          (b)                       (c)
           Equity
           Compensation Plans            341,000                     $15.00                    83,000
           approved by
-----------------------------------------------------------------------------------------------------------------
           security holders (1)
           Equity
           Compensation Plans               0                          0                         0
           not approved by
-----------------------------------------------------------------------------------------------------------------
           security holders
           Total                        341,000                     $15.00                    83,000
-----------------------------------------------------------------------------------------------------------------



     (1) FREIT's Equity Incentive plan provides for the issuance of awards to officers, trustees, employees and consultants in the form of nonqualified options to acquired shares of beneficial interest restricted shares and other share based awards.




ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2004.






ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item is incorporated by reference to the information contained in FREIT's Proxy Statement for its Annual Meeting to be held in April 2004 under the captions "Audit Fees," "AUDIT Related Fees," " Tax Fees" and "All Other Fees."

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements of Registrant and of Registrant's Affiliates, Westwood Hills and Wayne PSC:

     (i)  Reports  of  Independent   Public   Accountants   for  Registrant  and
          Registrant's Affiliates, J.H. Cohn LLP

     (ii) Consolidated Balance Sheets as of October 31, 2003 and 2002

     (iii)Consolidated Statements of Income, Comprehensive Income, and Undistributed Earnings for the years ended October 31, 2003, 2002 and 2001 for Registrant and Statements of Income and Members' Deficiency for the years ended October 31, 2003, 2002 and 2001 for Westwood Hills, LLC, and Statement of Income, and Members' Equity for the year ended October 31, 2003 for WaynePSC, LLC.

     (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2003, 2002 and 2001

     (v)  Notes to Consolidated Financial Statements



     Financial Statement Schedules:

     (i)  Supplementary Income Statement Information.

     (ii) Real Estate and Accumulated Depreciation.

     Exhibits:

     See  Index to Exhibits immediately following the Financial Statements.

(b) Reports on Form 8-K:

     During the fourth quarter ended October 31, 2003, the following reports on Form 8-K were filed with the SEC:


     Form 8-K (Item 5. Other Events) date of earliest event reported August 13, 2003 the acquisition of the Damascus Shopping Center in Damascus, MD, on July 31, 2003.

     Form 8-K (Item 5. Other Events) date of earliest event reported September 17, 2003. Operating results for the nine (9) and three (3) months ended July 31, 2003.

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




                                           First Real Estate Investment Trust of
                                           New Jersey

Dated: January 27, 2004                    By: /s/ Robert S. Hekemian
                                                   -----------------------------
                                                   Robert S. Hekemian,
                                                   Chairman of the Board and
                                                   Chief Executive Officer




                                           By: /s/ Donald W. Barney
                                           -------------------------------------
                                                   Donald W. Barney
                                                   President, Treasurer and
                                                   Chief Financial Officer

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES




                        INDEX TO FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))
                -------------------------------------------------


                                                                        PAGE
                                                                        ----
(A)  FINANCIAL STATEMENTS OF REGISTRANT:

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                      F-3

          CONSOLIDATED BALANCE SHEETS
              OCTOBER 31, 2003 AND 2002                                 F-4

          CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE
          INCOME AND UNDISTRIBUTED EARNINGS
              YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001               F-5/6

          CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001               F-7/8

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-9/26

(B)  FINANCIAL STATEMENTS OF AFFILIATES:

     (I)  WESTWOOD HILLS, LLC:

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                  F-27

              BALANCE SHEETS
                  OCTOBER 31, 2003 AND 2002                             F-28

              STATEMENTS OF INCOME AND MEMBERS' DEFICIENCY
                  YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001           F-29

              STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001           F-30

              NOTES TO FINANCIAL STATEMENTS                             F-31/32

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES




                       INDEX TO FINANCIAL STATEMENTS AND
               FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))
               -------------------------------------------------


                                                                       PAGE
                                                                       ----

(B)  FINANCIAL STATEMENTS OF AFFILIATES (CONCLUDED):

(II) WAYNE PSC, LLC:

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                  F-33

              BALANCE SHEET
                  OCTOBER 31, 2003                                      F-34

              STATEMENT OF INCOME AND MEMBERS' EQUITY
                  YEAR ENDED OCTOBER 31, 2003                           F-35

              STATEMENT OF CASH FLOWS
                  YEAR ENDED OCTOBER 31, 2003                           F-36

              NOTES TO FINANCIAL STATEMENTS                             F-37/39

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



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey


We have audited the accompanying consolidated balance sheets of FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES as of October 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, undistributed earnings and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of FREIT's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31, 2003 and 2002, and their results of operations and cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above included the information in Schedules X and XI which present fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.


                                                         /s/  J.H. Cohn LLP
                                                              -------------


Roseland, New Jersey
November 18, 2003

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2003 AND 2002



                                            ASSETS                            2003         2002
                                            ------                            ----         ----
                                                                               (In Thousands
                                                                                  of Dollars)

Real estate and equipment, at cost, net of accumulated
    depreciation                                                           $  84,414    $  74,687
Investment in affiliate                                                        1,255        3,600
Cash and cash equivalents                                                     12,871       11,930
Tenants' security accounts                                                       881          788
Sundry receivables                                                             3,876        2,555
Prepaid expenses and other assets                                              1,839        1,306
Deferred charges, net                                                          2,014        1,166
                                                                           ---------    ---------

           Totals                                                          $ 107,150    $  96,032
                                                                           =========    =========


                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

Liabilities:
    Mortgages payable                                                      $  76,890    $  68,393
    Accounts payable and accrued expenses                                      1,369          778
    Cash distributions in excess of investment in affiliate                    1,570          317
    Dividends payable                                                          2,367        2,090
    Tenants' security deposits                                                 1,256        1,122
    Deferred revenue                                                             241          332
    Interest rate swap contract                                                  201
                                                                           ---------    ---------
           Total liabilities                                                  83,894       73,032
                                                                           ---------    ---------

Minority interest                                                              1,116        1,097
                                                                           ---------    ---------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value; 4,000,000 shares authorized; 3,155,576 and 3,119,576 shares issued
        and outstanding                                                       19,854       19,314
    Undistributed earnings                                                     2,487        2,589
    Accumulated other comprehensive loss                                        (201)
                                                                           ---------    ---------
           Total shareholders' equity                                         22,140       21,903
                                                                           ---------    ---------

           Totals                                                          $ 107,150    $  96,032
                                                                           =========    =========



See Notes to Consolidated Financial Statements.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                             UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001



                                   INCOME                           2003          2002            2001
                                   ------                           ----          ----            ----
                                                                        (In Thousands of Dollars,
                                                                        Except per Share Amounts)
VRevenue:
    Rental income                                                $ 16,593       $ 15,807       $ 15,224
    Reimbursements                                                  2,900          2,536          2,508
    Equity in income of affiliates                                    250            269            190
    Net investment income                                             187            250            683
    Sundry income                                                     260            283            330
                                                                 --------       --------       --------
        Totals                                                     20,190         19,145         18,935
                                                                 --------       --------       --------
Expenses:
    Operating expenses                                              3,973          3,490          3,592
    Management fees                                                   825            790            745
    Real estate taxes                                               2,532          2,400          2,293
    Interest                                                        4,802          4,873          5,356
    Depreciation                                                    2,229          2,153          2,138
    Minority interest                                                 246            137             85
                                                                 --------       --------       --------
        Totals                                                     14,607         13,843         14,209
                                                                 --------       --------       --------
Income from continuing operations before state income taxes         5,583          5,302          4,726
Provision for state income taxes                                       18             19             16
                                                                 --------       --------       --------

Income from continuing operations                                   5,565          5,283          4,710
                                                                 --------       --------       --------

Discontinued operations:
    Loss from discontinued operations                                                (77)           (10)
    Gain on disposal                                                                 475
                                                                                --------       --------

Income (loss) from discontinued operations                                           398            (10)
                                                                                --------       --------
Net income                                                       $  5,565       $  5,681       $  4,700
                                                                 ========       ========       ========

Basic earnings per share:
    Continuing operations                                        $   1.78       $   1.69       $   1.51
    Discontinued operations                                                          .13
                                                                 --------       --------       --------

       Net income                                                $   1.78       $   1.82       $   1.51
                                                                 ========       ========       ========

Diluted earnings per share:
    Continuing operations                                        $   1.71       $   1.63       $   1.50
    Discontinued operations                                                          .12
                                                                 --------       --------       --------

       Net income                                                $   1.71       $   1.75       $   1.50
                                                                 ========       ========       ========

Basic weighted average shares outstanding                           3,134          3,120          3,120
                                                                 ========       ========       ========

Diluted weighted average shares outstanding                         3,261          3,233          3,133
                                                                 ========       ========       ========


        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                             UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001






                              COMPREHENSIVE INCOME               2003         2002          2001
                              --------------------               ----         ----          ----
                                                                     (In Thousands of Dollars,
                                                                     Except per Share Amounts)


Net income                                                     $ 5,565       $ 5,681       $ 4,700
                                                               -------       -------       -------

Other comprehensive income (loss):
    Unrealized holding gains on marketable securities                                           49
    Unrealized loss on interest rate swap contract                (201)
                                                               -------                     -------
Other comprehensive income (loss)                                 (201)                         49
                                                               -------       -------       -------

Comprehensive income                                           $ 5,364       $ 5,681       $ 4,749
                                                               =======       =======       =======


                             UNDISTRIBUTED EARNINGS
                             ----------------------

Balance, beginning of year                                     $ 2,589       $ 2,274       $ 1,879
Net income                                                       5,565         5,681         4,700
Less dividends                                                  (5,667)       (5,366)       (4,305)
                                                               -------       -------       -------

Balance, end of year                                           $ 2,487       $ 2,589       $ 2,274
                                                               =======       =======       =======

Dividends per share                                            $  1.80       $  1.72       $  1.38
                                                               =======       =======       =======






See Notes to Consolidated Financial Statements.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                                                            2003          2002           2001
                                                                            ----          ----           ----
                                                                              (In Thousands of Dollars)
Operating activities:
    Net income                                                          $  5,565       $  5,681       $  4,700
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                       2,229          2,153          2,138
        Amortization                                                         256            310            307
        Equity in income of affiliates                                      (250)          (269)          (190)
        Deferred revenue                                                     (91)            10             19
        Minority interest                                                    246            137             85
        Write-off of development costs and abandoned property                               190            114
        Gain on disposal of discontinued operations                                        (475)
        Changes in operating assets and liabilities:
           Tenants' security accounts                                        (93)            85           (107)
           Sundry receivables, prepaid expenses and other assets          (1,854)           (87)          (774)
           Deferred leasing and other charges                               (946)          (167)
           Accounts payable and accrued expenses                             591            (41)           (35)
           Tenants' security deposits                                        134            (97)           146
                                                                        --------       --------       --------
               Net cash provided by operating activities                   5,787          7,430          6,403
                                                                        --------       --------       --------

Investing activities:
    Capital expenditures                                                  (2,023)          (635)        (1,132)
    Distributions from affiliates                                          3,848            200            224
    Proceeds from disposal of discontinued operations                                       983
    Proceeds from sale of marketable securities                                             500          9,000
    Investment in affiliate                                                              (3,600)
    Good faith deposits                                                                                    (15)
    Acquisition of Damascus                                               (7,323)
                                                                        --------       --------       --------
               Net cash provided by (used in) investing activities        (5,498)        (2,552)         8,077
                                                                        --------       --------       --------

Financing activities:
    Dividends paid                                                        (5,390)        (4,773)        (4,602)
    Received from sale of 25% minority interest in Olney                                                 1,066
    Proceeds from issuance of shares of beneficial interest                  540
    Capital contributions by minority interest                                                             178
    Distribution to minority interest                                       (227)          (350)
    Repayment of mortgages                                                (1,132)          (961)          (860)
    Proceeds from second mortgages                                         7,019
    Deferred mortgage costs                                                 (158)           (51)
                                                                        --------       --------       --------
               Net cash provided by (used in) financing activities           652         (6,135)        (4,218)
                                                                        --------       --------       --------

Net increase (decrease) in cash and cash equivalents                         941         (1,257)        10,262

Cash and cash equivalents, beginning of year                              11,930         13,187          2,925
                                                                        --------       --------       --------

Cash and cash equivalents, end of year                                  $ 12,871       $ 11,930       $ 13,187
                                                                        ========       ========       ========

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001




                                                                           2003        2002        2001
                                                                           ----        ----        ----
                                                                             (In Thousands of Dollars)

Supplemental disclosure of cash flow data:
    Interest paid                                                         $4,677      $4,759      $5,230
                                                                          ======      ======      ======

    Income taxes paid                                                     $   18      $   19      $   16
                                                                          ======      ======      ======


Supplemental schedule of noncash investing and financing activities:
    Dividends declared but not paid                                       $2,367      $2,090      $1,497
                                                                          ======      ======      ======

    Damascus mortgage assumed                                             $2,610
                                                                          ======





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

               FREIT is subject to Federal income tax on undistributed taxable income and capital gains. FREIT may make an annual election under
               Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 2003, 2002 and 2001, FREIT made such an election.

          Principles of consolidation:
               The consolidated financial statements include the accounts of FREIT, its 75%-owned subsidiary, S and A Commercial Associates Limited Partnership ("S and A") and, subsequent to July 31, 2003, its wholly-owned subsidiary, Damascus Centre, LLC ("Damascus" - see Note 3). The consolidated financial statements include 100% of S and A's assets, liabilities, operations and cash flows with the 25% interest not owned by FREIT reflected as "minority interest", a group consisting principally of employees of Hekemian & Co., Inc. ("Hekemian"), and 100% of Damascus' assets, liabilities, operations and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and significant accounting policies (continued):
          Cash and cash equivalents:
               Financial instruments which potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 2003, such cash and cash equivalent balances exceeded Federally insured limits by approximately $12,035,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

          Depreciation:
               Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

          Impairment of long-lived assets:
               FREIT has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

          Deferred charges:
               Deferred   charges   consist  of   mortgage   costs  and  leasing
               commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $125,000, $114,000 and $126,000 in 2003, 2002 and 2001, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and significant accounting policies (continued):
          Interest rate swap contract:
               FREIT  utilizes  derivative   financial   instruments  to  reduce
               interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. Effective November 1, 2002, FREIT adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows on the assets or liability hedged.

          Advertising:
               FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $85,000, $115,000 and $47,000 in 2003, 2002 and
               2001, respectively.

          Earnings per share:
               FREIT has presented "basic" and "diluted" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

          Stock-based compensation:
               In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," FREIT will recognize compensation cost as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying shares at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the shares (the "intrinsic value method"). However, FREIT will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. FREIT will also make proforma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosures" ("SFAS 148"), of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differ materially from the historical amounts.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and significant accounting policies (concluded):
          Stock-based compensation (concluded):
               In accordance with the provisions of SFAS 123, all other issuances of shares of beneficial interest, options or other equity instruments to employees and nonemployees as the consideration for goods or services received by FREIT are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if FREIT had paid cash for the goods or services.

          Recent accounting pronouncements:
               In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS 148 which amends SFAS 123. SFAS 148 provides alternate methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. However, management of FREIT does not expect to make such a change. In addition, SFAS 148 amends SFAS 123 to require more prominent annual and quarterly disclosures in the financial statements about the effects of using the intrinsic value method rather than the fair value method for stock-based compensation. The adoption of the provisions of SFAS 148 did not have a material impact on FREIT's consolidated financial statements.

               In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). The adoption of the provisions of SFAS 149 did not have a material impact on FREIT's consolidated financial statements.

               In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have any impact on FREIT's consolidated financial statements.

          Reclassifications:
               Certain accounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the current presentation.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment in affiliates:
          WHLLC:
               FREIT is a 40% member of WHLLC, a limited liability company that is managed by Hekemian, a company which manages all of FREIT's properties and in which one of the trustees of FREIT is the chairman of the board. Certain other members of WHLLC are either trustees of FREIT or their families or officers of Hekemian. WHLLC owns a residential apartment complex located in Westwood, New Jersey.

               Summarized financial information of WHLLC as of October 31, 2003 and 2002 and for each of the three years in the period ended October 31, 2003 is as follows:




                                                                                            2003          2002
                                                                                            ----          ----
                                                                                              (In Thousands
                                                                                               of Dollars)
               Balance sheet data:
                  Assets:
                     Real estate and equipment, net                                         $13,405      $13,673
                     Other                                                                    1,020          779
                                                                                            -------      -------

                            Total assets                                                    $14,425      $14,452
                                                                                            =======      =======

                  Liabilities and members' deficiency:
                     Liabilities:
                        Mortgage payable (A)                                                $17,881      $14,794
                        Other                                                                   473          455
                                                                                            -------      -------
                            Total liabilities                                                18,354       15,249
                                                                                            -------      -------

                     Members' deficiency:
                        FREIT                                                                (1,570)        (317)
                        Others                                                               (2,359)        (480)
                                                                                            -------      -------
                            Total members' deficiency                                        (3,929)        (797)
                                                                                            -------      -------

                            Total liabilities and members' deficiency                       $14,425      $14,452
                                                                                            =======      =======

               (A) The chairman of FREIT, who is also a member of WHLLC, has personally guaranteed the mortgage in certain limited circumstances. FREIT and the other members of WHLLC have indemnified the chairman to the extent of their ownership percentage in WHLLC with respect to this guarantee.

                                          2003    2002     2001
                                          ----    ----     ----
                                        (In Thousands of Dollars)
               Income statement data:
                  Rental revenue        $3,263   $3,169   $3,035
                  Rental expenses        2,797    2,497    2,559
                                         -----    -----    -----

                  Net income            $  466   $  672   $  476
                                        ======   ======   ======

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Investment in affiliates (concluded):
          WPSCLLC:
               During 2002, FREIT invested $3,600,000 for a 40% membership interest in WPSCLLC which was formed to acquire a shopping center in Wayne, New Jersey. Prior to November 1, 2002, WPSCLLC had no significant operations. On November 1, 2002, WPSCLLC acquired a 323,000 square foot shopping center in Wayne, New Jersey. The total acquisition cost of $35,500,000 was financed, in part, by a $26,500,000 ten-year first mortgage loan and by $9,000,000 of equity contributions provided by the members in accordance with their equity ownership percentages.

               WPSCLLC is a limited liability company that is managed by Hekemian. Certain other members of WPSCLLC are either trustees of FREIT or their families or officers of Hekemian.

               Summarized financial information of WPSCLLC as of and for the year ended October 31, 2003 is as follows (in thousands of dollars):

Balance sheet data:
   Assets:
      Real estate and equipment, net                              $32,896
      Other                                                         2,548
                                                                  -------

             Total assets                                         $35,444
                                                                  =======

   Liabilities and members' equity:
      Liabilities:
         Mortgage payable                                         $32,000
         Other                                                        306
                                                                  -------
             Total liabilities                                     32,306
                                                                  -------

      Members' equity:
         FREIT                                                      1,255
         Others                                                     1,883
                                                                  -------
             Total members' equity                                  3,138
                                                                  -------

             Total liabilities and members' equity                $35,444
                                                                  =======

Income statement data:
   Rental revenue                                                 $ 4,875
   Rental expenses                                                  4,717
                                                                  -------

   Net income                                                     $   158
                                                                  =======

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Acquisition:
               On July 31, 2003, Damascus, a newly-formed limited liability company which is wholly-owned by FREIT, acquired a 139,000 square foot shopping center in Damascus, Maryland. The total acquisition cost of approximately $9,933,000 was financed in part by the assumption of a $2,610,000 first mortgage. The accompanying consolidated financial statements include the operations of Damascus since the date of acquisition.

               The following unaudited proforma information show the results of operations for the years ended October 31, 2003, 2002 and 2001 as though the acquisition of Damascus was consummated at the beginning of fiscal 2001:

                                                                  2003          2002           2001
                                                                  ----          ----           ----
                                                                        (In Thousands of Dollars,
                                                                        Except Per Share Amounts)

               Revenue                                         $ 21,063      $ 20,309       $ 20,099
               Expenses                                          15,325        14,795         15,158
                                                               --------      --------       --------

               Income from continuing operations                  5,738         5,514          4,941
               Income (loss) from discontinued operations                         398            (10)
                                                               --------      --------       --------

               Net income                                      $  5,738      $  5,912       $  4,931
                                                               ========      ========       ========

               Basic earnings per share:
                   Continuing operations                       $   1.83      $   1.77       $   1.58
                   Discontinued operations                                        .13
                                                               --------      --------       --------

                      Totals                                   $   1.83      $   1.90       $   1.58
                                                               ========      ========       ========

               Basic weighted average shares outstanding          3,134         3,120          3,120
                                                               ========      ========       ========

               The  unaudited   proforma   results   include   adjustments   for
               depreciation based on the purchase price, increased interest expense and reduced net investment income related to assets utilized to make the acquisition, and obligations incurred to complete the transaction.

               The unaudited proforma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2001 or of future results of operations of FREIT's combined properties.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Real estate and equipment:
          Real estate and equipment consists of the following:

                                                                              Range of
                                                                             Estimated
                                                                            Useful Lives              2003            2002
                                                                            ------------              ----            ----
                                                                                                        (In Thousands
                                                                                                          of Dollars)

                    Land                                                                           $  26,663        $  23,713
                    Unimproved land                                                                    3,098            2,809
                    Apartment buildings                                       7-40 years              10,843           10,415
                    Commercial buildings/shopping centers                    15-50 years              65,754           57,563
                    Equipment                                                 3-15 years                 707              651
                                                                                                   ---------        ---------
                                                                                                     107,065           95,151
                    Less accumulated depreciation                                                     22,651           20,464
                                                                                                   ---------        ---------

                         Totals                                                                    $  84,414        $  74,687
                                                                                                   =========        =========


Note 5 - Mortgages payable:
          Mortgages payable consist of the following:

                                                                                                      2003             2002
                                                                                                      ----             ----
                                                                                                        (In Thousands
                                                                                                          of Dollars)

                    Northern Life Insurance Cos. - Frederick, MD (A)                                 $17,289        $  17,661
                    National Realty Funding L.C. - Westwood, NJ (B)                                    9,910           10,052
                    Larson Financial Resources, Inc. - Spring Lake, NJ (C)                             3,476            3,528
                    Fleet Bank - Patchogue, NY (D)                                                     6,744            6,914
                    Larson Financial Resources, Inc. - Wayne, NJ (E):
                       First mortgage                                                                 10,353           10,505
                       Second mortgage                                                                 3,588
                    Larson Financial Resources, Inc. - River Edge, NJ (F):
                       First mortgage                                                                  5,052            5,127
                       Second mortgage                                                                 1,994
                    Larson Financial Resources, Inc. - Maywood, NJ (G):
                       First mortgage                                                                  3,666            3,720
                       Second mortgage                                                                 1,414
                    Fleet Bank - Olney, MD (H)                                                        10,872           10,886
                    Keybank Real Estate Capital - Damascus, MD (I)                                     2,532
                                                                                                   ---------        ---------

                         Totals                                                                    $  76,890        $  68,393
                                                                                                   =========        =========


        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Mortgages payable (continued):
          (A) Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $21,476,000.

          (B) Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,538,000.

          (C) Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $505,000.

          (D) Payable in monthly installments of $17,500 plus interest at the thirty day LIBOR rate plus 200 basis points through January 2008 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $9,613,000.

          (E) The first mortgage is payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $20,878 including interest at 4.92% through July 2010 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,602,000.

          (F) The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,248,000.

          (G) The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $823,000.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgages payable (concluded):
          (H) Payable in monthly installments of $15,000 plus interest at FREIT's option of either (i) the thirty day LIBOR rate plus 200 basis points or (ii) the prime rate plus 50 basis points through January 1, 2008, at which time the unpaid balance is due. The mortgage is secured by a retail building in Olney, Maryland having a net book value of $14,427,000.

          (I) Payable in monthly installments of $39,719 including interest at 9.25% through March 2011 at which time the outstanding balance is due. The mortgage is secured by a retail building in Damascus, Maryland having a net book value of approximately $9,893,000.

               Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2003 are as follows:

               Year Ending
                 October 31,                                             Amount
                 -----------                                            --------
                    2004                                                $  1,689
                    2005                                                   1,793
                    2006                                                   1,905
                    2007                                                  17,520
                    2008                                                  17,303

               The fair value of FREIT's long-term debt, which approximates $80,770,000 and $73,500,000 at October 31, 2003 and 2002,
               respectively, is estimated based on the current rates offered to FREIT for debt of the similar remaining maturities.


Note 6 - Line of credit:
               On June 20, 2002, FREIT obtained a two-year $14,000,000 revolving line of credit from The Provident Bank. Draws against the line of credit can be used for general corporate purposes, or for property acquisitions, construction activities, letters-of-credit and other related business purposes. Draws are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes, NJ, single-tenanted retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw, based on FREIT's choice of the prime rate or at 175 basis points over the 30, 60 or 90 day LIBOR rates. There were no draws under the line of credit during the years ended October 31, 2003 and 2002.


Note 7 - Interest rate swap contract:
               During November 2002, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on its variable rate mortgage secured by its Patchogue, NY property. At October 31, 2003, the derivative financial instrument has a notional amount of approximately $6,769,000 and a current maturity date of January 1, 2008. The contract effectively converted the variable rate to a fixed rate of 5.95%. In accordance with SFAS 133, FREIT recorded a liability for the net present value of the increase in interest cost over the remaining term of the debt of $201,000 at October 31, 2003. Such amount is included in comprehensive income.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and contingencies:
                Leases:
                  Retail tenants:
                    FREIT leases retail space having a net book value of approximately $76,674,000 at October 31, 2003 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 2003 are as follows:

                      Year Ending
                       October 31,                                        Amount
                       -----------                                        ------

                          2004                                          $  9,085
                          2005                                             8,466
                          2006                                             7,752
                          2007                                             6,592
                          2008                                             5,829
                          Thereafter                                      36,216
                                                                        --------

                               Total                                    $ 73,940
                                                                        ========
                    The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                    Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended October 31, 2003 were not material.

               Residential tenants:
                    Lease terms for residential tenants are usually one year or less.

                Ground lease:
                    FREIT's shopping center in Olney, Maryland contains approximately 98,800 square feet of gross leaseable area situated on approximately 13 acres of land. Approximately 11 acres of the land are subject to a ground lease expiring in 2078, and approximately 2 acres are owned in Fee simple. The lease requires the payment of a minimum annual rental plus real estate taxes, assessments and other operating expenses. Rent expense charged to operations totaled approximately $121,000, $121,000 and $118,000 in 2003, 2002 and 2001,
                    respectively. Future minimum annual lease payments (in thousands of dollars) in each of the five years subsequent to October 31, 2003 and thereafter are as follows:

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and contingencies (concluded):
                Ground lease (concluded):

                         Year Ending
                          October 31,                                    Amount
                          -----------                                    ------

                             2004                                        $    76
                             2005                                             76
                             2006                                             76
                             2007                                             76
                             2008                                             76
                             Thereafter                                    5,330
                                                                         -------
                                 Total                                   $ 5,710
                                                                         =======

                    Minimum future rentals do not include contingent rentals which may be due under the lease on the basis of percentage of S and A's adjusted gross income, as defined. Contingent rentals included in rent expense for each of the three years in the period ended October 31, 2003 were not material.

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


Note 9 - Management agreement and related party transactions:
          The properties owned by FREIT are currently managed by Hekemian. The management agreement, effective November 1, 2001, requires fees equal to a percentage of rents collected. Such fees were approximately $825,000, $817,000 and $771,000 in 2003, 2002 and 2001, respectively, inclusive of $27,000 and $26,000 in 2002 and 2001, respectively, included in discontinued operations in the accompanying consolidated statements of income. The agreement expires on October 31, 2005. In addition, Hekemian charged FREIT fees and commissions in connection with the acquisition of Damascus in 2003 and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $793,000, $280,000 and $472,000 in 2003,
          2002 and 2001, respectively.

          FREIT earned approximately $48,000 in 2001 on the advance it made in 2000 on behalf of the minority interest in Olney which was repaid in 2001.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Dividends and earnings per share:
          FREIT declared dividends (in thousands of dollars) of $5,667, $5,366 and $4,305 to shareholders of record during 2003, 2002 and 2001, respectively. FREIT has determined the shareholders' treatment for Federal income tax purposes to be as follows:

                                           2003            2002           2001
                                           ----            ----           ----

                    Ordinary income       $5,667          $4,891         $4,305
                    Capital income                           475
                                          ------          ------         ------

                        Totals            $5,667          $5,366         $4,305
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

          In computing diluted earnings per share for each of the three years in the period ended October 31, 2003, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

                                                          2003            2002            2001

          Basic weighted average shares
               outstanding                             3,133,976       3,119,576       3,119,576
          Shares arising from assumed
               exercise of stock options                 127,401         113,201          13,759
                                                       ---------       ---------       ---------

          Dilutive weighted average shares
               outstanding                             3,261,377       3,232,777       3,133,335
                                                       =========       =========       =========

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Equity incentive plan:
          On September 10, 1998, the Board of Trustees approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 460,000 of FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 460,000 shares in FREIT's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

          Upon ratification of the Plan on April 7, 1999, FREIT issued 377,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $15 per share. On May 23, 2003, 36,000 options were exercised for proceeds totaling $540,000. The balance of the options are exercisable through September 2008.

          In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 or SFAS 148 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 4.27%, expected option lives of ten years, expected volatility of 1.65% and expected dividends of 8.59%, FREIT's proforma net income and proforma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

          The impact on FREIT's consolidated shareholders' equity for the 36,000 options that were exercised on May 23, 2003 for $540,000 was to increase the number of shares and values of beneficial interest outstanding to 3,155,576 and $19,854,000 at October 31, 2003,
          respectively,  from  3,119,576  and  $19,314,000  at October 31, 2002, respectively.


Note 12- Share split:
          On September 26, 2001, the Board of Trustees approved a two-for-one share split in the form of a share dividend. In connection with the share dividend, the Board of Trustees also approved an increase in the authorized number of shares of beneficial interest from 1,790,000 to 4,000,000. Financial information contained herein, including the number of options, has been adjusted to retroactively reflect the impact of the split.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13- Deferred fee plan:
          During fiscal 2001, the Board of Trustees adopted a deferred fee plan (the "Plan") for its officers and trustees. Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. FREIT has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2003 and 2002, approximately
          $476,000 and $210,000, respectively, of fees have been deferred together with accrued interest of approximately $32,000 and $18,000, respectively.


Note 14- Segment information:
          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

          FREIT has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers and are managed separately because each requires different operating strategies and management expertise. The retail segment contains seven separate properties and the continuing residential segment contains seven properties (see Note 16). The accounting policies of the segments are the same as those described in Note 1.

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

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 14- Segment information (concluded):
          Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2003. Asset information is not reported since FREIT does not use this measure to assess performance.

                                                              2003            2002            2001
                                                              ----            ----            ----
                                                                    (In Thousands of Dollars)
               Real estate rental revenue:
                    Retail                                   $ 12,987       $ 11,961       $ 11,522
                    Residential                                 6,567          6,338          6,130
                                                             --------       --------       --------
                        Totals                               $ 19,554       $ 18,299       $ 17,652
                                                             ========       ========       ========
               Real estate operating expenses:
                    Retail                                   $  4,091       $  3,610       $  3,617
                    Residential                                 2,664          2,445          2,495
                                                             --------       --------       --------

                        Totals                               $  6,755       $  6,055       $  6,112
                                                             ========       ========       ========
               Net operating income:
                    Retail                                   $  8,896       $  8,351       $  7,905
                    Residential                                 3,903          3,893          3,635
                                                             --------       --------       --------

                        Totals                               $ 12,799       $ 12,244       $ 11,540
                                                             ========       ========       ========
               Recurring capital improvements -
                    residential                              $    484       $    378       $    429
                                                             ========       ========       ========

               Reconciliation to consolidated net
                    income:
                    Segment NOI                              $ 12,799       $ 12,244       $ 11,540
                    Deferred rents - straight lining              199            326            415
                    Net investment income                         187            250            683
                    Equity in income of affiliates                250            269            190
                    General and administrative expenses          (593)          (643)          (539)
                    Depreciation                               (2,229)        (2,153)        (2,138)
                    Financing costs                            (4,802)        (4,873)        (5,356)
                    Minority interest                            (246)          (137)           (85)
                    Discontinued operations (Note 16)                            398            (10)
                                                             --------       --------       --------

               Net income                                    $  5,565       $  5,681       $  4,700
                                                             ========       ========       ========

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 15- Quarterly data (unaudited):
          The following summary represents the results of operations for each quarter for the years ended October 31, 2003 and 2002 (in thousands, except per share data):

                                                                   Quarter Ended
                                                 ----------------------------------------------------
                                                 January 31,    April 30,    July 31,     October 31,
                                                 -----------    ---------    --------     -----------
               2003:
                    Revenue                       $ 4,832       $ 5,061      $ 4,940       $ 5,357
                    Expenses                        3,562         3,665        3,566         3,832
                                                  -------       -------      -------       -------

                    Net income                    $ 1,270       $ 1,396      $ 1,374       $ 1,525
                                                  =======       =======      =======       =======

                    Earnings per share:
                        Basic                     $   .41       $   .45      $   .44       $   .48
                                                  =======       =======      =======       =======

                        Diluted                   $   .39       $   .43      $   .43       $   .46
                                                  =======       =======      =======       =======

                    Dividends per share           $   .35       $   .35      $   .35       $   .75
                                                  =======       =======      =======       =======

               2002:
                    Revenue                       $ 4,789       $ 4,771      $ 4,830       $ 4,755
                    Expenses                        3,409         3,454        3,516         3,483
                                                  -------       -------      -------       -------

                    Income from continuing
                        operations                  1,380         1,317        1,314         1,272
                    Income (loss) from dis-
                        continued operations          (42)           19          (10)          431
                                                  -------       -------      -------       -------

                    Net income                    $ 1,338       $ 1,336      $ 1,304       $ 1,703
                                                  =======       =======      =======       =======

                    Earnings per share:
                        Basic                     $   .43       $   .43      $   .42       $   .54
                                                  =======       =======      =======       =======

                        Diluted                   $   .42       $   .42      $   .41       $   .50
                                                  =======       =======      =======       =======

                    Dividends per share           $   .30       $   .30      $   .30       $   .82
                                                  =======       =======      =======       =======



Note 16- Discontinued operations:
          On August 9, 2002, FREIT sold the Sheridan Apartments in Camden, NJ for cash of $1,050,000 and recognized a gain of approximately $475,000. FREIT has owned and operated the property since 1964.

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

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 16- Discontinued operations (concluded):
          Summarized operating results included in discontinued operations in the accompanying consolidated statements of income for each of the years ended October 31, 2002 and 2001 are as follows:

                                                   2002            2001
                                                   ----            ----

               Revenue                            $ 536           $ 596
               Expenses                             613             606
                                                  -----           -----

               Net loss                           $ (77)          $ (10)
                                                  =====           =====



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Members
Westwood Hills, LLC


We have audited the accompanying balance sheets of WESTWOOD HILLS, LLC as of October 31, 2003 and 2002, and the related statements of income and members' deficiency and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Hills, LLC as of October 31, 2003 and 2002, and its results of operations and cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



                                                       /s/  J.H. Cohn LLP
                                                            -------------

Roseland, New Jersey
November 18, 2003

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                                 BALANCE SHEETS
                            OCTOBER 31, 2003 AND 2002





                                               ASSETS                                                2003            2002
                                               ------                                                ----            ----
                                                                                                      (In Thousands
                                                                                                          of Dollars)

Real estate, at cost, net of accumulated depreciation of $3,028,000
     and $2,683,000                                                                                  $13,237        $13,519
Equipment, at cost, net of accumulated depreciation of $177,000 and
     $142,000                                                                                            168            154
Cash                                                                                                     224            104
Tenants' security accounts                                                                               451            386
Prepaid expenses and other assets                                                                        144             59
Deferred charges, net                                                                                    201            230
                                                                                                     -------        -------

         Totals                                                                                      $14,425        $14,452
                                                                                                     =======        =======


                                     LIABILITIES AND MEMBERS' DEFICIENCY
                                     -----------------------------------

Liabilities:
     Mortgages payable                                                                               $17,881        $14,794
     Accounts payable and accrued expenses                                                                16             64
     Tenants' security deposits                                                                          457            391
                                                                                                     -------        -------
         Total liabilities                                                                            18,354         15,249

Members' deficiency                                                                                   (3,929)          (797)
                                                                                                     -------        -------

         Totals                                                                                      $14,425        $14,452
                                                                                                     =======        =======




See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                  STATEMENTS OF INCOME AND MEMBERS' DEFICIENCY
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001





                                     INCOME                     2003        2002          2001
                                     ------                     ----        ----          ----
                                                                (In Thousands of Dollars)

Revenue:
     Rental income                                            $ 3,238       $3,145       $3,014
     Sundry income                                                 25           24           21
                                                              -------       ------       ------
         Totals                                                 3,263        3,169        3,035
                                                              -------       ------       ------

Expenses:
     Operating expenses                                           694          586          676
     Management fees                                              159          162          151
     Real estate taxes                                            381          361          348
     Interest                                                   1,182        1,011        1,024
     Depreciation                                                 381          377          360
                                                              -------       ------       ------
         Totals                                                 2,797        2,497        2,559
                                                              -------       ------       ------

Net income                                                        466          672          476


                               MEMBERS' DEFICIENCY
                               -------------------

Balance, beginning of year                                       (797)        (969)        (885)

Less distributions                                             (3,598)        (500)        (560)
                                                              -------       ------       ------

Balance, end of year                                          $(3,929)      $ (797)      $ (969)
                                                              =======       ======       ======







See Notes to Financial Statements.

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001





                                                                    2003         2002          2001
                                                                    ----         ----          ----
                                                                        (In Thousands of Dollars)

Operating activities:
     Net income                                                  $   466       $   672       $   476
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation                                                381           377           360
         Amortization                                                 19            14            13
         Changes in operating assets and liabilities:
              Tenants' security accounts                             (65)          (19)          (46)
              Prepaid expenses and other assets                      (85)           69            (9)
              Accounts payable and accrued expenses                  (38)          (23)           20
              Tenants' security deposits                              66            23            37
                                                                 -------       -------       -------
                  Net cash provided by operating activities          744         1,113           851
                                                                 -------       -------       -------

Investing activities - capital expenditures                         (113)         (244)         (224)
                                                                 -------       -------       -------

Financing activities:
     Distributions paid                                           (3,598)         (500)         (560)
     Repayment of mortgage                                          (263)         (202)         (189)
     Proceeds from second mortgage                                 3,350
     Good faith deposits                                                           (83)
                                                                 -------       -------       -------
                  Net cash used in financing activities             (511)         (785)         (749)

Net increase (decrease) in cash                                      120            84          (122)
Cash, beginning of year                                              104            20           142
                                                                 -------       -------       -------

Cash, end of year                                                $   224       $   104       $    20
                                                                 =======       =======       =======


Supplemental disclosure of cash flow data:
     Interest paid                                               $ 1,163       $   997       $ 1,009
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

          Cash:
               The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. At October 31, 2003, such cash exceeded Federally insured limits by approximately $116,000. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 2003 and 2002, the Company had no cash equivalents.

          Depreciation:
               Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives ranging from 7 to 40 years.

          Deferred charges:
               Deferred charges consist of mortgage costs which are amortized on the straight-line method by annual charges to operations over the term of the mortgage. Amortization of such costs is included in interest expense and approximated $19,000, $14,000 and $13,000 in 2003, 2002 and 2001, respectively.

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

                               WESTWOOD HILLS, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Real estate:
          Real estate consists of the following:

                                                            2003           2002
                                                            ----           ----
                                                              (In Thousands
                                                                of Dollars)

                    Land                                  $ 3,849        $ 3,849
                    Apartment buildings                    12,416         12,353
                                                           ------         ------
                                                           16,265         16,202
                                                           ------         ------
                    Less accumulated depreciation           3,028          2,683
                                                           ------         ------
                         Totals                           $13,237        $13,519
                                                          =======        =======


Note 3 - Mortgages payable:
               Mortgages payable consist of a first and second mortgage on the real estate of the Company. The first mortgage is payable in monthly installments of $99,946 including interest at 6.693% through January 2014 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $21,954 including interest at 6.18% through January 2014 at which time the outstanding balance is due. The mortgages are secured by an apartment building located in Westwood, New Jersey having a net book value of approximately $13,237,000. Principal amounts (in thousands of dollars) due under the above obligations in each of the years subsequent to October 31, 2003 are as follows:

               Year Ending
               October 31,                                           Amount
               -----------                                           ------

                  2004                                                $231
                  2005                                                 247
                  2006                                                 264
                  2007                                                 282
                  2008                                                 301

               Based on borrowing rates currently available to the Company,  the
               fair  value  of  the  mortgages   approximates   $18,811,000  and
               $16,078,000 at October 31, 2003 and 2002, respectively.


Note 4 - Management agreement:
               The apartment complex is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $159,000, $162,000 and $151,000 in 2003, 2002 and 2001, respectively.

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members
Wayne PSC, LLC


We have audited the accompanying balance sheet of WAYNE PSC, LLC as of October 31, 2003, and the related statements of income and members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne PSC, LLC as of October 31, 2003, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                      /s/  J.H. Cohn LLP
                                                           -------------

Roseland, New Jersey
November 18, 2003

                                 WAYNE PSC, LLC
                    (A New Jersey Limited Liability Company)

                                  BALANCE SHEET
                                OCTOBER 31, 2003
                            (In Thousands of Dollars)





                                                          ASSETS
                                                          ------

Real estate, at cost, net of accumulated depreciation of $599,000                    $32,880
Equipment, at cost, net of accumulated depreciation of $6,000                             16
Cash                                                                                   1,342
Sundry receivables                                                                       466
Prepaid expenses and other assets                                                        184
Deferred charges, net                                                                    556
                                                                                     -------

         Total                                                                       $35,444
                                                                                     =======


                                              LIABILITIES AND MEMBERS' EQUITY
                                              -------------------------------

Liabilities:
     Mortgage payable                                                                $32,000
     Accounts payable and accrued expenses                                               215
     Tenants' security deposits                                                           91
                                                                                     -------
         Total liabilities                                                            32,306

Members' equity                                                                        3,138
                                                                                     -------

         Total                                                                       $35,444
                                                                                     =======






See Notes to Financial Statements.

                                 WAYNE PSC, LLC
                    (A New Jersey Limited Liability Company)

                     STATEMENT OF INCOME AND MEMBERS' EQUITY
                           YEAR ENDED OCTOBER 31, 2003
                            (In Thousands of Dollars)





                                     INCOME
                                     ------

Revenue:
     Rental income                                                       $4,848
     Sundry income                                                           27
                                                                         ------
         Total                                                            4,875
                                                                         ------

Expenses:
     Operating expenses                                                     775
     Management fees                                                        186
     Real estate taxes                                                      990
     Interest                                                             2,161
     Depreciation                                                           605
                                                                         ------
         Total                                                            4,717
                                                                         ------

Net income                                                                  158


                                 MEMBERS' EQUITY
                                 ---------------

Capital contribution                                                      9,000

Less distributions                                                       (6,020)
                                                                         ------

Balance, end of year                                                     $3,138
                                                                         ======



See Notes to Financial Statements.

                                 WAYNE PSC, LLC
                    (A New Jersey Limited Liability Company)

                             STATEMENT OF CASH FLOWS
                           YEAR ENDED OCTOBER 31, 2003
                            (In Thousands of Dollars)





Operating activities:
     Net income                                                        $    158
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                       605
         Amortization                                                        74
         Changes in operating assets and liabilities:
              Sundry receivables                                           (466)
              Prepaid expenses and other assets                            (184)
              Deferred leasing and other charges                           (183)
              Accounts payable and accrued expenses                         215
              Tenants' security deposits                                     91
                                                                       --------
                  Net cash provided by operating activities                 310
                                                                       --------

Investing activities - capital expenditures                             (33,501)
                                                                       --------

Financing activities:
     Distributions paid                                                  (6,020)
     Capital contribution                                                 9,000
     Proceeds from mortgage                                              32,000
     Deferred mortgage costs                                               (447)
                                                                       --------
                  Net cash provided by financing activities              34,533
                                                                       --------

Net increase in cash and cash balance, end of year                     $  1,342
                                                                       ========


Supplemental disclosure of cash flow data:
     Interest paid                                                     $  2,161
                                                                       ========






See Notes to Financial Statements.

                                 WAYNE PSC, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and significant accounting policies:
          Organization:
               Wayne PSC, LLC (the "Company") was formed in March 2002 as a New Jersey limited liability company for the purpose of acquiring a shopping center complex in Wayne, New Jersey. The Company is 40%-owned by First Real Estate Investment Trust of New Jersey (the "Trust") and managed by Hekemian & Co., Inc. ("Hekemian"), a company which manages all of the Trust's properties and in which one of the trustees of the Trust is the chairman of the board. Certain other members of the Company are either trustees of the Trust or their families or officers of Hekemian.

               The Company will be dissolved on the earlier of the sale of substantially all of its assets, agreement of all members, or bankruptcy of any member.

          Use of estimates:
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Cash:
               The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. At October 31, 2003, such cash exceeded Federally insured limits by approximately $1,136,000. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At October 31, 2003, the Company had no cash equivalents.

          Depreciation:
               Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives ranging from 7 to 40 years.

          Deferred charges:
               Deferred   charges   consist  of   mortgage   costs  and  leasing
               commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the term of the mortgage. Amortization of such costs is included in interest expense and approximated $38,000 in 2003. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

          Revenue recognition:
               Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between the Company and commercial tenants generally provide for additional rentals based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to the Company, when billed to tenants or ratably over the appropriate period.

                                 WAYNE PSC, LLC
                    (A New Jersey Limited Liability Company)

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


Note 2 - Real estate:
          Real estate consists of the following (in thousands of dollars):

                    Land                                        $  9,567
                    Commercial building                           23,912
                                                                --------
                                                                  33,479
                    Less accumulated depreciation                    599
                                                                --------

                         Total                                   $32,880
                                                                 =======


Note 3 - Mortgage payable:
               The mortgage is payable in interest only installments of $161,067 through June 2006 and thereafter in monthly installments of $206,960 including interest at 6.04% through January 2016 at which time the outstanding balance is due. Principal amounts (in thousands of dollars) due under the above obligation in each of the five years subsequent to October 31, 2003 are as follows:

                    Year Ending
                    October 31,                                    Amount
                    -----------                                    ------

                         2004                                        $  -
                         2005                                           -
                         2006                                         232
                         2007                                         581
                         2008                                         617

               Based on borrowing rates currently available to the Company, the fair value of the mortgage approximates $32,105,000 at October 31, 2003.

                                 WAYNE PSC, LLC
                    (A New Jersey Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 4 - Management agreement:
               The shopping center is currently managed by Hekemian. The management agreement requires fees equal to a percentage of rents collected. Such fees were approximately $186,000 in 2003. In addition, Hekemian charged the Company $160,000 in connection with the mortgage financing.


Note 5 - Leases:
               The Company leases retail space to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from noncancelable operating leases in years subsequent to October 31, 2003 are as follows:

                    Year Ending
                     October 31,                                          Amount
                     -----------                                          ------

                         2004                                            $ 3,274
                         2005                                              3,076
                         2006                                              2,843
                         2007                                              2,611
                         2008                                              2,277
                         Thereafter                                       19,393
                                                                         -------

                             Total                                       $33,474
                                                                         =======

               The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

               Minimum future rentals do not include contingent rentals which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the year ended October 31, 2003 were not material.



                                      * * *

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands of Dollars)





         Column A                                         Column B
         --------                                         --------

                                                       Charged to Costs
          Item (A)                                       and Expenses
          --------                                       ------------
                                               2003          2002          2001
                                               ----          ----          ----

Maintenance and repairs                       $  602        $  692        $  657
                                              ======        ======        ======

Real estate taxes                             $2,532        $2,400        $2,293
                                              ======        ======        ======





(A) Amounts for other items were less than 1% of revenue in all years.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                OCTOBER 31, 2003
                            (In Thousands of Dollars)




     Column A                   Column B            Column C              Column D                  Column E
     --------                   --------           --------               --------                  --------
                                                                            Costs
                                                                        Capitalized
                                                   Initial Cost          Subsequent           Gross Amount at Which
                                                  to Company           to Acquisition        Carried at Close of Period
                                         ----------------------------  --------------        --------------------------

                                                        Buildings                                               Buildings
     Date                          Encum-                  and                  Improve-  Carrying                and
     Description                   brances    Land     Improvement   Land        ments     Costs  Land       improvements  Total(1)
     -----------                   -------    ----     -----------   ----        -----    ------  ----       ------------

Garden apartments:
   Grandview Apts., Hasbrouck
     Heights, NJ                              $   22     $  180                 $  227            $    22       $   407    $    429
   Lakewood Apts., Lakewood, NJ                   11        396                    213                 11           609         620
   Hammel Gardens, Maywood, NJ     $  5,080      313        728                    702                313         1,430       1,743
   Palisades Manor, Palisades
     Park, NJ                                     12         81                     78                 12           159         171
   Steuben Arms, River Edge, NJ       7,046      364      1,773                    618                364         2,391       2,755
   Heights Manor, Spring Lake
     Heights, NJ                      3,476      109        974                    425                109         1,399       1,508
   Berdan Court, Wayne, NJ           13,941      250      2,206                  2,238                250         4,444       4,694

Retail properties:
   Damascus Shopping Center,
     Damascus, MD                     2,532    2,950      6,987                                     2,950         6,987       9,937
   Franklin Lakes Shopping Center,
     Franklin Lakes, NJ                           29                 $3,382      7,421              3,411         7,421      10,832
   Glen Rock, NJ                                  12         36                     40                 12            76          88
   Olney Shopping Center, Olney,
     MD                              10,872    1,058     14,590                    123              1,058        14,713      15,771
   Patchogue Shopping Center,
     Patchogue, NY                    6,744    2,128      8,818                    (21)             2,128         8,797      10,925
   Westridge Shopping Center,
     Frederick, MD                   17,289    9,135     19,159                    394              9,135        19,553      28,688
   Westwood Shopping Center,
     Westwood, NJ                     9,910    6,889      6,416                  1,794              6,889         8,210      15,099

Vacant land:
   Franklin Lakes, NJ                            224                   (156)                           68                        68
   Rockaway, NJ                                1,683                    382               $633      2,698                     2,698
   South Brunswick, NJ                            80                    150                101        331                       331
                                    -------  --------    -------     ------     -------   ----    -------       -------    --------
       Totals                       $76,890   $25,269    $62,344     $3,758     $14,252   $734    $29,761       $76,596    $106,357
                                    =======   =======    =======     ======     =======   ====    =======       =======    ========




(1) Aggregate cost is the same for Federal income tax purposes.




                                         Column F    Column G       Column H     Column I
                                         --------    --------       --------     --------





                                                                                Life on
                                                                                Which De-
                                       Accumulated   Date of         Date       precaution
                                       Depreciation  Construction    Acquired   is Computed
                                       ------------  ------------    --------   -----------

Garden apartments:
   Grandview Apts., Hasbrouck
     Heights, NJ                       $   313       1925            1964       7-40 years
   Lakewood Apts., Lakewood, NJ            516       1960            1962       7-40 years
   Hammel Gardens, Maywood, NJ             920       1949            1972       7-40 years
   Palisades Manor, Palisades
     Park, NJ                              128       1935/70         1962       7-40 years
   Steuben Arms, River Edge, NJ          1,507       1966            1975       7-40 years
   Heights Manor, Spring Lake
     Heights, NJ                         1,003       1967            1971       7-40 years
   Berdan Court, Wayne, NJ               3,095       1964            1965       7-40 years

Retail properties:
   Damascus Shopping Center,
     Damascus, MD                           44                       2003       15-39 years
   Franklin Lakes Shopping Center,
     Franklin Lakes, NJ                  1,143       1963/75/97      1966       10-50 years
   Glen Rock, NJ                            50       1940            1962       10-31.5 years
   Olney Shopping Center, Olney,
     MD                                  1,344                       2000       15-39.5 years
   Patchogue Shopping Center,
     Patchogue, NY                       1,312       1997            1997       39 years
   Westridge Shopping Center,
     Frederick, MD                       7,212       1986            1992       15-31.5 years
   Westwood Shopping Center,
     Westwood, NJ                        3,561       1981            1988       15-31.5 years

Vacant land:
   Franklin Lakes, NJ                                                1966/93
   Rockaway, NJ                                                      1964/92/93
   South Brunswick, NJ                                               1964
                                       --------

       Totals                          $22,148
                                       =======




(1) Aggregate cost is the same for Federal income tax purposes.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (In Thousands of Dollars)




Reconciliation of real estate and accumulated depreciation:

                                                      2003            2002         2001
                                                      ----            ----         ----
Real estate:
    Balance, beginning of year                     $  94,500       $  95,637      $  94,565

    Additions:
        Building and improvements                     11,857             365          1,036
        Carrying costs                                                                   36

    Deletions - building and improvements                             (1,502)
                                                   ---------       ---------      ---------

    Balance, end of year                           $ 106,357       $  94,500      $  95,637
                                                   =========       =========      =========


Accumulated depreciation:
    Balance, beginning of year                     $  20,026       $  18,892      $  16,726

    Additions - charged to operating expenses          2,122           2,148          2,166

    Deletions                                                         (1,014)
                                                   ---------       ---------      ---------

    Balance, end of year                           $  22,148       $  20,026      $  18,892
                                                   =========       =========      =========

           FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY ("FREIT")


                                  EXHIBIT INDEX

Exhibit No.
    3 Amended and Restated Declaration of Trust of FREIT, dated November 7,1993, as amended on May 31, 1994 and on September 10, 1998. (a)

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

    31.1         Rule 13a-14(a)-Certification of Chief Executive Officer.

    31.2         Rule 13a-14(a)-Certification of Chief Financial Officer

    99.1         Section 1350 Certification of Cheif Executive Officer.

    99.2         Section 1350 Certification of Cheir Financial officer.

                 The  following   filings  with  the  Security  and  Exchange
                 ------------------------------------------------------------
                 Commission are incorporated by reference:
                 -----------------------------------------


Footnote

     (a) Exhibit No. 1 to FREIT's Registration Statement on Form 8-A filed on November 6, 1998.
     (b) FREIT's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.
     (c)  FREIT's Form 8-K filed on April 29, 2002.
     (d)  Exhibit 10 to FREIT's Form 10-Q filed on September 13, 2002.