Form 10-Q
period 2004-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2004-03-12
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended January 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________.

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

|_| Yes |X| No

As of March 12, 2004, there were 3,211,576 shares of beneficial interests issued and outstanding.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                      INDEX

Part I: Financial Information                                                          Page
                                                                                       ----
      Item 1: Unaudited Condensed Consolidated Financial Statements

            a.)   Condensed Consolidated Balance Sheets as at January 31, 2004
                  and October 31, 2003;                                               3

            b.)   Condensed Consolidated Statements of Income, Comprehensive
                  Income and Undistributed Earnings for the Three Months Ended
                  January 31, 2004 and 2003;                                          4 - 5

            c.)   Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended January 31, 2004 and 2003;                             6

            d.)   Notes to Condensed Consolidated Financial Statements                7

      Item 2: Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                               12

      Item 3: Quantitative and Qualitative Disclosures about Market Risk              18

      Item 4: Controls and Procedures                                                 18

Part II: Other Information                                                            18

      Item 6: Exhibits and Reports on Form 8-K

Item 1: Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            January 31,      October 31,
                                                               2004             2003
                                                             ---------       ---------
                                                            (Unaudited)     (See Note 1)
                                                            -----------     ------------
                                                              (In Thousands of Dollars)
                                                              -------------------------
                      ASSETS
Real estate, at cost, net of accumulated
     depreciation                                            $  84,078       $  84,414
Investment in affiliate                                          1,199           1,255
Cash and cash equivalents                                       11,575          12,871
Tenants' security accounts                                         855             881
Sundry receivables                                               4,370           3,876
Prepaid expenses and other assets                                1,462           1,839
Deferred charges, net                                            1,961           2,014
                                                             ---------       ---------
                               Totals                        $ 105,500       $ 107,150
                                                             =========       =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable                                            $  76,502       $  76,890
Accounts payable and accrued expenses                              974           1,369
Cash distributions in excess of investment in affiliate          1,614           1,570
Dividends payable                                                1,285           2,367
Tenants' security deposits                                       1,236           1,256
Deferred revenue                                                   221             241
Interest rate swap contract                                        231             201
                                                             ---------       ---------
                         Total liabilities                      82,063          83,894
                                                             ---------       ---------

Minority interest                                                1,109           1,116
                                                             ---------       ---------

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
     4,000,000 shares authorized;
       3,155,576 shares issued and outstanding:                 19,854          19,854
Undistributed earnings                                           2,705           2,487
Accumulated other comprehensive loss                              (231)           (201)
                                                             ---------       ---------
                    Total shareholders' equity                  22,328          22,140
                                                             ---------       ---------

                               Totals                        $ 105,500       $ 107,150
                                                             =========       =========

See Notes to Consolidated Financial Statements

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND UNDISTRIBUTED
             EARNINGS THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

                                                           2004         2003
                                                          ------       ------
                                                       (In Thousands of Dollars,
                                                       Except Per Share Amounts)
                                           INCOME
Revenue:
       Rental income                                      $4,687       $3,978
       Reimbursements                                        640          664
       Equity in income of affiliates                         60           81
       Net investment income                                  45           53
       Sundry income                                          18           56
                                                          ------       ------
                                           Totals          5,450        4,832
                                                          ------       ------
Expenses:
       Operating expenses                                  1,041          957
       Management fees                                       206          201
       Real estate taxes                                     703          621
       Financing costs                                     1,324        1,194
       Depreciation                                          609          532
       Minority interest                                      55           49
                                                          ------       ------
                                           Totals          3,938        3,554
                                                          ------       ------
Income from operations before state income taxes           1,512        1,278
Provision for state income taxes                               9            8
                                                          ------       ------
             Net income                                   $1,503       $1,270
                                                          ======       ======

--------------------------------------------------------------------------------
Earnings per share:
       Basic                                              $ 0.48       $ 0.41
                                                          ======       ======
       Diluted                                            $ 0.46       $ 0.39
                                                          ======       ======

Basic weighted average shares outstanding                  3,156        3,120
Diluted weighted average shares outstanding                3,259        3,275
--------------------------------------------------------------------------------

                                                       January 31,   January 31,
                                                          2004           2003
                                                         -------       -------
                                                              (Unaudited)
                                                              -----------
                                                       (In Thousands of Dollars)
                                                       -------------------------

                     COMPREHENSIVE INCOME
    Net income                                           $ 1,503       $ 1,270
    Other comprehensive income (loss):
    Unrealized loss on interest rate swap contract           (30)         (236)
                                                         -------       -------
               Comprehensive income                      $ 1,473       $ 1,034
                                                         =======       =======

                    UNDISTRIBUTED EARNINGS
Balance, beginning of period                             $ 2,487       $ 2,589
Net income                                                 1,503         1,270
Less dividends                                            (1,285)       (1,092)
                                                         -------       -------
Balance, end of period                                   $ 2,705       $ 2,767
                                                         =======       =======
Dividends per share                                      $  0.40       $  0.35
                                                         =======       =======

See Notes to Consolidated Financial Statements

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

                                                                     2004           2003
                                                                   --------       --------
                                                                  (In Thousands of Dollars)
                                                                  -------------------------
Operating activities:
 Net income                                                        $  1,503       $  1,270
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                          609            532
  Amortization                                                           67             76
  Equity in income of affiliates                                        (60)           (81)
  Deferred revenue                                                      (20)           (50)
  Minority interest                                                      55             49
  Changes in operating assets and liabilities:
   Tenants' security accounts                                            26            (33)
   Sundry receivables, prepaid expenses and other assets               (131)           (67)
   Accounts payable and accrued expenses                               (395)            76
   Tenants' security deposits                                           (20)            33
                                                                   --------       --------
               Net cash provided by operating activities              1,634          1,805
                                                                   --------       --------
Investing activities:
 Capital expenditures                                                  (273)          (132)
 Distributions from affiliates                                          160          1,360
                                                                   --------       --------
          Net cash (used in) provided by investing activities          (113)         1,228
                                                                   --------       --------
Financing activities:
 Repayment of mortgages                                                (388)          (217)
 Dividends paid                                                      (2,367)        (2,090)
 Distribution to minority interest                                      (62)           (50)
                                                                   --------       --------
               Net cash used in financing activities                 (2,817)        (2,357)
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                 (1,296)           676
Cash and cash equivalents, beginning of period                       12,871         11,930
                                                                   --------       --------
Cash and cash equivalents, end of period                           $ 11,575       $ 12,606
                                                                   ========       ========

Supplemental disclosure of cash flow data:
 Interest paid                                                     $  1,287       $  1,118
                                                                   ========       ========
 Income taxes paid                                                 $      9       $      8
                                                                   ========       ========
 Dividends declared but not paid                                   $  1,285       $  1,092
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

      The consolidated results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2003.

      Certain accounts in the 2003 financial statements have been reclassified to conform to the current presentation.

Note 2 - Investment in Affiliates:

      Certain investments, where FREIT's ownership interest is 50% or less, but can exercise significant influence, are accounted for by the equity method. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize FREIT's share of the net earnings or losses of the affiliates as they occur. These investments include:

                                                                    Ownership
                                                                     Interest
                                                                     --------

      Westwood Hills, LLC                                              40%
      (owns a 210 unit apartment community in Westwood, NJ)

      Wayne PSC, LLC                                                   40%
      (owns a 323,000 sq. ft. Shopping Center in Wayne, NJ)

      Summarized combined balance sheets as at January 31, 2004 and October 31, 2003, and income statement information for the three months ended January 31, 2004 and 2003 of the above affiliates that are accounted for using the equity method are as follows:

                                                                 January          October
                                                                    31,              31,
                                                                   2004             2003
                                                                 --------         --------
            Balance Sheet Data
            Assets:
             Real Estate                                         $ 46,266         $ 46,301
             Other Assets                                           3,175            3,568
                                                                 --------         --------
              Total assets                                       $ 49,441         $ 49,869
                                                                 ========         ========

            Liabilities and members' equity (deficiency):
            Liabilities:
             Mortgages payable                                   $ 49,810           49,881
             Other liabilities                                        672              779
                                                                 --------         --------
              Totals                                               50,482           50,660
                                                                 --------         --------
            Members' Equity (Deficiency):
             Westwood Hills                                        (4,038)          (3,929)
             Wayne PSC                                              2,997            3,138
                                                                 --------         --------
              Totals                                               (1,041)            (791)
                                                                 --------         --------
            Total Liabilities and Equity                         $ 49,441         $ 49,869
                                                                 ========         ========

            FREIT balance sheet classification:
            Assets
             Investment in affiliate                             $  1,199         $  1,255
                                                                 ========         ========
            Liabilities
             Cash distributions in excess
               of investment in affiliate                        $ (1,614)        $ (1,570)
                                                                 ========         ========

                                                                    Three Months Ended
                                                                        January 31,
                                                                 -------------------------
                                                                   2004             2003
                                                                 --------         --------
            Income Statement Data
             Revenues                                            $  2,097            1,873
             Expenses                                               1,947            1,670
                                                                 --------         --------
              Net income                                         $    150         $    203
                                                                 ========         ========

            FREIT - Equity in income                             $     60         $     81
                                                                 ========         ========

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

      In computing diluted earnings per share for each of the three month periods ended January 31, 2004 and 2003, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

                                                   2004             2003
                                                ---------        ---------

      Basic weighted average shares
            outstanding                         3,155,576        3,119,576
      Shares arising from assumed
            exercise of stock options             103,916          155,429
                                                ---------        ---------

      Dilutive weighted average shares
            outstanding                         3,259,492        3,275,005
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

      sUpon ratification of the Plan on April 7,1999, FREIT issued 377,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $15 per share. During May 2003, options to purchase 36,000 shares at $15 per share were exercised. As at January 31, 2004, options for 341,000 shares of beneficial interest are outstanding and are exercisable through September 2008. (See Note 6 - Subsequent Events)

      In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model, FREIT's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

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

      Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the three months ended January 31, 2004 and 2003. Asset information is not reported since FREIT does not use this measure to assess performance.

                                                                  Three Months ended
                                                                      January 31,
                                                                   2004        2003
                                                                 -------      -------
                                                               (in thousands of dollars)
            Real estate revenue:
              Retail (a)                                         $ 3,631      $ 3,038
              Residential                                          1,647        1,612
                                                                 -------      -------
                Total                                              5,278        4,650
                                                                 -------      -------
            Real estate operating expenses:
              Retail                                               1,064          978
              Residential                                            713          717
                                                                 -------      -------
                Total                                              1,777        1,695
                                                                 -------      -------
            Net operating income:
              Retail                                               2,567        2,060
              Residential                                            934          895
                                                                 -------      -------
                Total                                            $ 3,501      $ 2,955
                                                                 =======      =======

            Recurring capital improvements:
              Residential                                        $   103      $   104
                                                                 =======      =======

            Reconciliation to consolidated
             net income:
            Segment NOI - per above                              $ 3,501      $ 2,955
            Deferred rents - straight lining                          67           48
            Net investment income                                     45           53
            Equity in income of affiliates                            60           81
            General and administrative expenses                     (182)         (92)
            Depreciation                                            (609)        (532)
            Financing costs                                       (1,324)      (1,194)
            Minority interest                                        (55)         (49)
                                                                 -------      -------
                Net income                                       $ 1,503      $ 1,270
                                                                 =======      =======

(a) A Tenant ("Tenant") in FREIT's Westridge Square shopping center and FREIT have entered into a lease termination agreement whereby Tenant will pay FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant in February 2003 to terminate the lease. The mortgage lender has agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant shall be deposited in an interest bearing escrow account held for the benefit of the mortgage lender (Tenant made payment in February 2004). Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, or (b) the balance of the un-disbursed $750,000 once the mortgage lender is provided with a Certificate of Occupancy ("C of O") covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT at the earlier of (a) in $250,000 increments as comparable amounts of TI's are incurred, or (b) when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, or (c) when the mortgage loan has been re-paid. Approximately $300,000, representing the difference between the $750,000 rent termination payment and rents already accrued, is included in revenues for the first quarter of fiscal 2004.

Note 6 - Subsequent Events:

      a) FREIT, through a subsidiary, has entered into a contract to purchase an apartment community in Northern New Jersey.

      FREIT is currently conducting inspections as part of its due diligence review. If the findings of the due diligence review are satisfactory to FREIT, the acquisition is expected to close on or about March 31, 2004. The acquisition price will be approximately $45 million that will be financed in part by a mortgage and in part by cash.

      b) On February 24, 2004, in accordance with FREIT's Equity Incentive Plan, options to purchase 56,000 of FREIT's shares of beneficial interests were exercised at the option price of $15 per share.

      c) On March 4, 2004, FREIT's Board of Trustees declared a share split in the form of a share dividend. Each shareholder will be issued one additional share for each share held. The additional shares will be issued on March 31, 2004 to shareholders of record on March 17, 2004.


The pro forma impact on FREIT's basic and diluted earnings per share for the three months ended January 31, 2004 and 2003, had the share dividend been effective January 31, 2004 is as follows:

                                                 Three Months Ended
                                                    January 31
                                                 2004          2003
                                                 ----          ----
Earnings per share:
      Basic                                     $.24           $.20
                                                 ---            ---
      Diluted                                   $.23           $.19
                                                 ---            ---
Weighted average shares outstanding:
      Basic                                 6,312,000     6,240,000
      Diluted                               6,518,000     6,550,000



                                       * *

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations.

      --------------------------------------------------------------------------
       Cautionary Statement Identifying Important Factors That Could Cause
        FREIT's Actual Results to Differ From Those Projected in Forward
                               Looking Statements.

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

      Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT's real estate markets, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.
      --------------------------------------------------------------------------

Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned affiliates, Westwood Hills, LLC ("Westwood Hills") that owns a residential apartment property and Wayne PSC, L.L.C. ("WaynePCS") that owns the Preakness shopping center. Our policy has been to acquire real property for long-term investment.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "Critical Accounting Policies." The SEC defines Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K, have been applied consistently as at January 31, 2004, and for the three months ended January 31, 2004 and 2003. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

All references to per share amounts are on a diluted basis unless otherwise indicated.

Results of Operations:
Quarters Ended January 31, 2004 and 2003

Revenue for the quarter ended January 31, 2004 ("Current Quarter") increased $618,000 (12.8%) to $5,450,000 from $4,832,000 for the quarter ended January 31,
2003 ("Prior Year's Quarter"). Net income increased $233,000 (18.3%) to $1,503,000 for the Current Quarter compared to $1,270,000 for the Prior Year's Quarter. The Current Quarter's revenue and net income increase is principally from real estate operations, which includes a one-time item of $308,000 representing the gain from a lease termination payment made by a former tenant of FREIT (see discussion below).

The consolidated results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT's real estate segments:

                                   Retail                                       Residential                            Combined
                   ---------------------------------------     ------------------------------------------       -------------------
                   Three Months Ended                          Three Months Ended                               Three Months Ended
                       January 31,     Increase (Decrease)         January 31,        Increase (Decrease)           January 31,
                   ---------------------------------------     ------------------------------------------       -------------------
                    2004         2003          $       %        2004         2003          $          %           2004        2003
                           (in thousands)                               (in thousands)                             (in thousands)
                   -------------------------------             -------------------------------                  -------------------
Rental income      $2,957       $2,308       $649     28.1%    $1,638       $1,596       $ 42         2.6%      $ 4,595     $ 3,904
Percentage rents       25           27         (2)    -7.4%                                                          25          27
Reimbursements        640          691        (51)    -7.4%                                                         640         691
Other                   9           12         (3)   -25.0%         9           16         (7)      -43.8%           18          28
                   ---------------------------------------     ------------------------------------------       -------------------
Total revenue       3,631        3,038        593     19.5%     1,647        1,612         35         2.2%        5,278       4,650

Operating
  expenses          1,064          978         86      8.8%       713          717         (4)       -0.6%        1,777       1,695
                   ---------------------------------------     ------------------------------------------       -------------------

Net operating
  income           $2,567       $2,060       $507     24.6%    $  934       $  895       $ 39         4.4%        3,501       2,955
                   =======================================     ==========================================

Average
Occupancy %          92.4%        93.0%                0.6%      94.5%        96.0%                   1.6%
                   ======       ======               =====     ======       ======                  =====

                                                               Reconciliation to consolidated net income:
                                                                 Deferred rents - straight lining                    67          48
                                                                 Net investment income                               45          53
                                                                 Equity in income of affiliates                      60          81
                                                                 General and administrative expenses               (182)        (92)
                                                                 Depreciation                                      (609)       (532)
                                                                 Financing costs                                 (1,324)     (1,194)
                                                                 Minority interest                                  (55)        (49)
                                                                                                                -------------------
                                                                      Net Income                                $ 1,503     $ 1,270
                                                                                                                ===================

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

RETAIL SEGMENT

FREIT's retail properties consist of seven (7) properties totaling approximately 826,000 sq. ft (including the Damascus shopping center, Damascus. MD, acquired July 31, 2003). Six are multi-tenanted retail centers and one is a single tenanted store.

As indicated in the above table, revenues from our retail segment are up by $593,000 (19.5%) and Net Operating Income ("NOI") is up $507,000 (24.6%) to
$2,567,000. Revenue and NOI for the Current Quarter include the following items not included during the Prior Year's Quarter:

      a) Revenues and NOI from the Damascus Shopping Center (acquired July 31, 2003) of $263,000 and $199,000, respectively, and

      b) Revenues and NOI includes a one-time item of $308,000 representing the gain on a lease termination payment made by a former tenant at FREIT's Westridge Square shopping center (see below)

      FREIT and a former tenant ("Tenant") entered into a lease termination agreement whereby Tenant will pay FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant during February 2003) to terminate the lease. (Tenant made the payment in February 2004.) The mortgage lender has agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant shall be deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, or (b) the balance of the un-disbursed $750,000 once the mortgage lender is provided with a Certificate of Occupancy ("C of O") covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT at the earlier of
      (a) in $250,000 increments as comparable amounts of TI's are incurred, or
      (b) when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, or (c) when the mortgage loan has been re-paid. The former tenant's total rent and expense reimbursements aggregated approximately $488,000 per year.

Revenues and NOI from same properties (those properties included in the Current Quarter and the Prior Year's Quarter) are slightly ahead for the Current Quarter over the Prior Year's Quarter. Operating expenses for the same properties increased 2.2% during the Current Quarter compared to the Prior Year's Quarter.

RESIDENTIAL SEGMENT

FREIT operates seven (7) multi-family apartment communities totaling 507 apartment units. The NOI of our residential properties is summarized in the above table.

Residential revenue for the Current Quarter increased 2.2% to $1,647,000 from $1,612,000 for the Prior Year's Quarter. NOI for the Current Quarter increased 4.4% to $934,000 form $895,000 for the Prior Year's Quarter.

Higher monthly rents were the principal reason for the increase. Revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. For instance, at rental rates and occupancy levels at January 31, 2004, a 1% increase or decrease in average occupancy will cause an annual $67,000 increase or reduction in revenues, while a 1% increase or decrease in rental rates will cause an annual $63,400 increase or decrease in annual revenues.

Average occupancy for the Current Quarter was 94.5% compared to 96% for the Prior Year's Quarter.

EQUITY IN INCOME OF AFFILIATES

FREIT's share of net income of its affiliates fell to $60,000 for the Current Quarter from $81,000 for the Prior Year's Quarter. While the NOI of both affiliates increased for the Current Quarter over the Prior Year's Quarter, higher interest costs due to last fiscal year's financings and higher depreciation costs reduced net income.

FINANCING COSTS

Financing costs are summarized as follows:

            ========================================================
                                                    Quarter Ended
                                                --------------------
                                                    January 31,
                                                 2004          2003
                                                ------        ------
                                                       ($000)
            Fixed rate mortgages:
               1st Mortgages
                  Existing                      $1,061        $1,087
                  New (Damascus)                    58
               2nd Mortgages                        96
            Floating rate mortgage                  90            96
            Other                                   19            11
            --------------------------------------------------------
                     Total                      $1,324        $1,194
            ========================================================

Financing Costs for the Current Quarter increased by $130,000 over the Prior Year's Quarter. The increase is principally attributable to the Damascus mortgage and the 2nd mortgages placed on FREIT properties during the later part of the 2003 fiscal year. The increased costs from the above mortgages was partially offset by reduced interest costs resulting from lower mortgage balances from existing mortgage loans resulting from normal loan amortization.

GENERAL AND ADMINISTRATIVE EXPENSES

Our G & A expenses increased to $182,000 for the Current Quarter from $92,000 for the Prior Year's Quarter. Higher office expenses and higher executive officer retainers accounted for the bulk of the increases.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $1.6 million for the Current Quarter compared to $1.8 for the Prior Year's Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2004, we had cash and cash equivalents totaling $11.6 million compared to $12.9 million at October 31, 2003.

As previously reported, we are planning the construction of 129 apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.

FREIT, through an affiliate, has entered into a contract to purchase an apartment community in Northern New Jersey. FREIT is currently conducting inspections as part of its due diligence review. If the findings of the due diligence review are satisfactory to FREIT, the acquisition is expected to close on or about March 31, 2004. The acquisition price will be approximately $45 million that will be financed in part by a mortgage and in part by cash.

At January 31, 2004 FREIT's aggregate outstanding mortgage debt was $76.5 million. Approximately $57.3 million bears a fixed weighted average interest rate of 7.512%, and an average life of approximately 9 years. Approximately $10.9 million of mortgage debt bears an interest rate equal to 175 basis points over LIBOR and resets at our option every 30, 60 or 90 days. This mortgage note is due at the end of March 2006. The fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                            Fiscal Year         $ Millions
                            -----------         ----------
                            2007                $15.7
                            2008                $16.8
                            2010                $ 9.2
                            2013                $ 8.0
                            2014                $ 9.4

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2004 and October 31, 2003:

                                             January 31,    October 31,
            (In Millions)                        2004           2003
                                                 ----           ----

            Fair Value                          $81.4          $80.8
            Carrying Value                      $76.5          $76.9

Fair values are estimated based on market interest rates at January 31, 2004 and October 31, 2003 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a one percent interest rate increase would reduce the Fair Value of our debt by $3.2 million, and a one percent decrease would increase the Fair Value by $3.5 million.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" above.

Item 4: Controls and Procedures

As at the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of FREIT's disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT's management, including FREIT's Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT's disclosure controls and procedures are effective. There has been no change in FREIT's internal control over financial reporting that occurred during FREIT's last fiscal quarter that has materially affected, or is reasonably likely to material effect, FREIT's internal control over financial reporting.

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

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

      During the first quarter ended January 31, 2004, the following reports on Form 8-K were filed with the SEC:


      On December 9, 2003, FREIT filed a report on Form 8-K announcing its operating results for the year and three months quarter ended October 31, 2003. A copy of the press release was attached.

                                  Exhibit Index

      Exhibit 31.1 Section 302 Certification of Chief Executive Officer

      Exhibit 31.2 Section 302 Certification of Chief Financial Officer

      Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

      Exhibit 32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

                                       FIRST REAL ESTATE INVESTMENT
                                           TRUST OF NEW JERSEY
                                       ----------------------------
                                               (Registrant)

Date: March __, 2004


                                       /s/ Robert S. Hekemian
                                       --------------------------
                                            (Signature)
                                       Robert S. Hekemian.
                                       Chairman of the Board and Chief Executive
                                       Officer


                                       /s/ Donald W. Barney
                                       --------------------------
                                            (Signature)
                                       Donald W. Barney
                                       President, Treasurer and Chief Financial
                                       Officer (Principal Financial/Accounting
                                       Officer)