Form 10-Q
period 2004-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2004-06-21
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2004

                                       or

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

|_| Yes |X| No

As of June 21, 2004, there were 6,423,152 shares of beneficial interest issued and outstanding.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                      INDEX

Part I:  Financial Information

      Item 1: Unaudited Condensed Consolidated Financial Statements

            a.) Condensed Consolidated Balance Sheets as at April 30, 2004 and October 31, 2003;

            b.) Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Six and Three Months Ended April 30, 2004 and 2003;

            c.) Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2004 and 2003;

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

      Item 4: Controls and Procedures.

Part II: Other Information

      Item 4: Submission of Matters to a Vote of Security Holders.

      Item 6: Exhibits and Reports on Form 8-K.

Item 1: Financial Statements

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   April 30,    October 31,
                                                                     2004          2003
                                                                     ----          ----
                                                                  (Unaudited)  (See Note 1)
                                                                  -----------  ------------
                                                                  (In Thousands of Dollars)
                                                                  -------------------------
                                                 ASSETS
Real estate, at cost, net of accumulated
    depreciation                                                   $ 161,049     $ 116,290
Real estate held for sale                                             14,238        14,426
Cash and cash equivalents                                              4,754        14,437
Tenants' security accounts                                             1,319         1,332
Sundry receivables                                                     4,334         4,326
Prepaid expenses and other assets                                      3,455         2,183
Deferred charges, net                                                  2,963         2,770
                                                                   ---------     ---------
                                                 Totals            $ 192,112     $ 155,764
                                                                   =========     =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Mortgages payable                                              $ 144,621     $ 115,895
    Mortgage applicable to real estate held for sale                  10,782        10,872
    Notes payable                                                      8,200
    Accounts payable and accrued expenses                              1,307         1,604
    Dividends payable                                                  1,285         2,367
    Tenants' security deposits                                         1,798         1,804
    Deferred revenue                                                      78           241
    Interest rate swap contract                                          128           201
                                                                   ---------     ---------
                                      Total liabilities              168,199       132,984
                                                                   ---------     ---------

Minority interest                                                        564           640
                                                                   ---------     ---------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest without par value:
       8,000,000 shares authorized;
          6,423,152 and 6,311,152  shares issued
          and outstanding                                             20,694        19,854
    Undistributed earnings                                             2,783         2,487
    Accumulated other comprehensive loss                                (128)         (201)
                                                                   ---------     ---------
                             Total shareholders' equity               23,349        22,140
                                                                   ---------     ---------

                                                 Totals            $ 192,112     $ 155,764
                                                                   =========     =========

See Notes to Consolidated Financial Statements

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                             UNDISTRIBUTED EARNINGS
               SIX AND THREE MONTHS ENDED APRIL 30, 2004 AND 2003

                                               Six Months Ended           Three Months Ended
                                            ----------------------      ----------------------
                                                   April 30,                   April 30,
                                            ----------------------      ----------------------
                                              2004          2003          2004          2003
                                            (In Thousands Of Dollars, Except Per Share Amounts)
        INCOME
Revenue:
  Rental income                             $ 11,837      $ 10,316      $  5,892      S  5,271
  Reimbursements                               2,067         1,871         1,175           959
  Sundry income                                   65            80            28            42
                                            ----------------------      ----------------------
    Totals                                    13,969        12,267         7,095         6,272
                                            ----------------------      ----------------------

Expenses:
  Operating expenses                           3,014         2,723         1,580         1,464
  Management fees                                553           512           289           260
  Real estate taxes                            2,028         1,736         1,022           839
  Depreciation                                 1,580         1,243           814           622
  Minority interest                              222           332           132           211
                                            ----------------------      ----------------------
    Totals                                     7,397         6,546         3,837         3,396
                                            ----------------------      ----------------------

Operating income                               6,572         5,721         3,258         2,876

Investment income                                 89           101            41            43
Interest expense including amortization
  of deferred financing costs                 (4,132)       (3,552)       (2,107)       (1,771)
                                            ----------------------      ----------------------
      Income from continuing operations        2,529         2,270         1,192         1,148
Discontinued operations                          336           396           171           248
                                            ----------------------      ----------------------
         Net income                         $  2,865      $  2,666      $  1,363      $  1,396
                                            ======================      ======================

Basic earnings per share:
  Continuing operations                     $   0.40      $   0.37      $   0.19      $   0.18
  Discontinued operations                       0.05          0.06          0.02          0.04
                                            ----------------------      ----------------------
    Net income                              $   0.45      $   0.43      $   0.21      $   0.22
                                            ======================      ======================

Diluted earnings per share:
  Continuing operations                     $   0.38      $   0.35      $   0.17      $   0.17
  Discontinued operations                       0.05          0.06          0.03          0.04
                                            ----------------------      ----------------------
    Net income                              $   0.43      $   0.41      $   0.20      $   0.21
                                            ======================      ======================

Weighted average shares outstanding:
  Basic                                        6,348         6,239         6,367         6,239
  Diluted                                      6,732         6,553         6,943         6,569

       COMPREHENSIVE INCOME
Net Income                                  $  2,865      $  2,666      $  1,363      $  1,396
Other comprehensive income (loss):
  Unrealized gain (loss) on interest
    rate swap contract                            73          (308)          102           (72)
                                            ----------------------      ----------------------
Comprehensive income                        $  2,938      $  2,358      $  1,465      $  1,324
                                            ======================      ======================

      UNDISTRIBUTED EARNINGS
Balance, beginning of period                $  2,487      $  2,589      $  2,705      $  2,767
Net income                                     2,865         2,666         1,363         1,396
Less dividends                                (2,569)       (2,183)       (1,285)       (1,091)
                                            ----------------------      ----------------------
Balance, end of period                      $  2,783      $  3,072      $  2,783      $  3,072
                                            ======================      ======================
Dividends per share                         $   0.40      $   0.35      $   0.20      $   0.18
                                            ======================      ======================

See Notes to Consolidated Financial Statements.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2004 AND 2003

                                                                      2004             2003
                                                                      ----             ----
                                                                   (In Thousands of Dollars)
Operating activities:
   Net income                                                      $  2,865         $  2,666
   Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
      Depreciation                                                    1,768            1,431
      Amortization                                                      190              171
      Deferred revenue                                                 (163)            (171)
      Minority interest                                                 334              464
      Changes in operating assets and liabilities:
         Tenants' security accounts                                      13              (16)
         Sundry receivables, prepaid expenses and other assets       (1,663)          (2,219)
         Accounts payable and accrued expenses                         (297)              70
         Tenants' security deposits                                      (6)              93
                                                                   --------         --------
         Net cash provided by operating activities                    3,041            2,489
                                                                   --------         --------
Investing activities:
   Capital expenditures                                                (753)            (344)
   Acquisition of real estate                                       (16,003)(a)       (6,782)(b)
                                                                   --------         --------
         Net cash used by investing activities                      (16,756)          (7,126)
                                                                   --------         --------
Financing activities:
   Repayment of mortgages                                              (947)            (870)
   Proceeds from notes and mortgage financing                         8,200            3,400
   Proceeds from exercise of stock options                              840
   Dividends paid                                                    (3,651)          (3,181)
   Contributions by minority interest                                                  5,400
   Distribution to minority interest                                   (410)          (2,155)
                                                                   --------         --------
         Net cash provided by financing activities                    4,032            2,594
                                                                   --------         --------
Net decrease in cash and cash equivalents                            (9,683)          (2,043)
Cash and cash equivalents, beginning of period                       14,437           15,634
                                                                   --------         --------
Cash and cash equivalents, end of period                           $  4,754         $ 13,591
                                                                   ========         ========

Supplemental disclosure of cash flow data:
   Interest paid                                                   $  4,209         $  3,641
                                                                   ========         ========
   Income taxes paid                                               $     15         $      9
                                                                   ========         ========
   Dividends declared but not paid                                 $  1,285         $  1,092
                                                                   ========         ========

(a) In April 2004, S And A Commercial Associates LP, a 75% owned subsidiary of FREIT, completed the acquisition of a 269 unit high rise apartment building in Hackensack, NJ for approximately $45,586,000, in part with the proceeds of a $29,583,000 mortgage.

(b) In November 2002, Wayne PSC, LLC, a 40% owned subsidiary of FREIT, completed the acquisition of a 323,000 sq. ft. shopping center in Wayne, NJ, for approximately $33,282,000, in part with the proceeds of a $26,500,000 mortgage.

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

      The consolidated results of operations for the six and three months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2003.

      Effects of recent accounting pronouncements:

      In December 2003, the FASB issued revised FIN 46, "Consolidation of Variable interest Entities, an interpretation of Accounting Research Bulletin No. 51." ("FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or "VIEs"). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Applications by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.

      In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 75% owned subsidiary, S And A Commercial Associates Limited Partnership ("SandA") and its wholly-owned subsidiary, Damascus Centre, LLC, commencing with the quarter ended April 30, 2004, and has restated it's Octobet 31, 2003 balance sheet and the prior periods reported in this Form 10-Q. The consolidation of these two entities did not have any impact on FREIT's equity, net income, or earnings per share.


      Reclassification:

      Certain accounts in the 2003 financial statements have been reclassified to conform to the current presentation.

Note 2 - Earnings per share:

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

      In computing diluted earnings per share for each of the six and three month periods ended April 30, 2004 and 2003, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below. All shares and per share amounts have been restated for the two-for-one stock split which became effective March 31, 2004.

                                             Six Months Ended         Three Months Ended
                                                 April 30,                 April 30,
                                          ----------------------    ----------------------
                                             2004         2003         2004         2003
                                             ----         ----         ----         ----
      Basic weighted average
           shares outstanding             6,348,485    6,239,152    6,367,152    6,239,152

      Shares arising from assumed
           exercise of stock options        383,853      314,148      575,779      329,730

      Dilutive weighted average shares
                                          ---------    ---------    ---------    ---------
           outstanding                    6,732,338    6,553,300    6,942,931    6,568,882
                                          =========    =========    =========    =========

      Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

Note 3- Equity incentive plan:

      All references to the amount of stock options granted, option price, fair value, or shares exercised have been adjusted to reflect the March 31, 2004 two-for-one stock split. On September 10, 1998, the Board of Trustees approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

      Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. During May 2003, options to purchase 72,000 shares at $7.50 per share were exercised, and on February 24, 2004, options to purchase 112,000 shares were exercised at $7.50 per share. The remaining options for 570,000 shares are all outstanding at April 30, 2004, and are exercisable through September 2008.

      In the opinion of management, if compensation costs for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model, FREIT's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

Note 4- Segment information:

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

      FREIT has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The retail segment contains seven separate properties and the residential segment contains nine properties. The accounting policies of the segments are the same as those described in
      Note 1 in FREIT's Annual Report on Form 10-K.

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

      Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the six and three months ended April 30, 2004 and 2003. Asset information is not reported since FREIT does not use this measure to assess performance.

                                                  Six Months Ended        Three Months Ended
                                                      April 30,                April 30,
                                                 2004         2003         2004         2003
                                                 ----         ----         ----         ----
                                                          (in thousands of dollars)
     Real estate revenue:
        Retail (a)                             $  8,571     $  7,265     $  4,260     $  3,756
        Residential                               5,243        4,865        2,754        2,447
                                               --------     --------     --------     --------
                  Totals                         13,814       12,130        7,014        6,203
                                               --------     --------     --------     --------
     Real estate operating expenses:
        Retail                                    2,931        2,582        1,477        1,334
        Residential                               2,331        2,043        1,262          973
                                               --------     --------     --------     --------
                  Totals                          5,262        4,625        2,739        2,307
                                               --------     --------     --------     --------
     Net operating income:
        Retail                                    5,640        4,683        2,783        2,422
        Residential                               2,912        2,822        1,492        1,474
                                               --------     --------     --------     --------
                  Totals                       $  8,552     $  7,505     $  4,275     $  3,896
                                               ========     ========     ========     ========
     Recurring capital improvements:
        Residential                            $    202     $    197     $     92     $     80
                                               ========     ========     ========     ========

     Reconciliation to consolidated
      net income:
        Segment NOI                            $  8,552     $  7,505     $  4,275     $  3,896
        Deferred rents - straight-lining            155          138           80           68
        Net investment income                        89          101           41           43
        General and administrative expenses        (333)        (347)        (151)        (255)
        Depreciation                             (1,580)      (1,243)        (814)        (622)
        Discontinued operations                     336          396          171          248
        Financing costs                          (4,132)      (3,552)      (2,107)      (1,771)
        Minority interest                          (222)        (332)        (132)        (211)
                                               --------     --------     --------     --------
                  Net income                   $  2,865     $  2,666     $  1,363     $  1,396
                                               ========     ========     ========     ========

(a) A Tenant in FREIT's Westridge Square shopping center and FREIT have entered into a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant) to terminate the lease. The mortgage lender has agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, or (b) the balance of the un-disbursed $750,000 will be disbursed to FREIT once the mortgage lender is provided with a Certificate of Occupancy ("C of O") covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI's are incurred, or in full at the earlier of when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, or when the mortgage loan has been re-paid. Approximately $300,000, representing the difference between the $750,000 rent termination payment and rents already accrued, was included in revenues for the first quarter of fiscal 2004.

Note 5 - Acquisition and Discontinued Operations:

      SAndA has entered into a contract for the sale of the Olney Town Center ("OTC") in Olney, Maryland. The sale price for the property is $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. The purchaser has concluded it's due diligence review and is expected to close on the purchase contract on June 22, 2004. S and A will utilize part of the selling price to repay the approximate $11 million first mortgage on the property. The operations of the Olney Town Center are being classified as Discontinued Operations. For financial statement proposes SAndA will recognize a gain of approximately $13 million when the sale closes.

      On April 16, 2004, SAndA closed on the purchase of The Pierre apartments. The Pierre is a 269-unit luxury high-rise apartment building located in Hackensack, N.J. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $29.6 million and the balance of approximately $16.4 million in cash. FREIT provided 75% of the cash required with the balance of approximately $4.2 million provided, in the form of a note, by the 25% minority owners of SAndA.

      The net proceeds from the OTC sale after the repayment of the first mortgage are expected to repay FREIT and the 25% minority owners for their advances made to acquire The Pierre.

      If the sale of OTC is completed, SAndA intends to structure the sale of OTC and the purchase of The Pierre in a manor that would qualify as a like kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, and result in a deferral for income tax purposes of the realization of gain on the sale of OTC.

      The following Unaudited pro forma information shows the results of operations for six and three months ended April 30, 2004 and 2003 for FREIT and Subsidiaries as though The Pierre had been acquired at the beginning of fiscal 2003:

                                          Six Months Ended        Three Months Ended
                                              April 30,                April 30,
                                         2004          2003         2004        2003
                                         ----          ----         ----        ----
                                      (In Thousands of Dollars, Except Per Share Amounts)

Revenues                                 $ 16,268    $ 14,788    $  8,066    $  7,535
Net expenses                               13,384      12,234       6,637       6,212
                                         --------------------     -------------------
Income (loss) before minority interest      2,884       2,554       1,429       1,323
Minority interest                            (266)       (320)       (191)       (202)
                                         --------------------     -------------------
Net income from continuing operations    $  2,618    $  2,234    $  1,238    $  1,121
                                         ====================    ====================

Earnings Per Share:
Basic                                    $   0.41    $   0.36    $   0.19    $   0.18
Diluted                                  $   0.39    $   0.34    $   0.18    $   0.17


The Unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage placed on the property at the acquisition date.

The Unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2003 or of future results of operations of FREIT's combined properties.

The acquisition price for The Pierre, including closing costs, was approximately $45,852,000. Based on estimated values in the area, the acquisition costs have been preliminarily allocated 70% to the building ($32,096,000) and 30% to the underlying land ($13,756,000).

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

Effects of recent accounting pronouncements:

In December 2003, the FASB issued revised FIN 46, "Consolidation of Variable interest Entities, an interpretation of Accounting Research Bulletin No. 51." ("FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or "VIEs"). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 75% owned subsidiary, S And A Commercial Associates Limited Partnership ("SAndA") and its wholly-owned subsidiary, Damascus Centre, LLC, commencing with the quarter ended April 30, 2004, and has restated its October 31, 2003 balance sheet and the prior periods reported in this Form 10-Q. The consolidation of these two entities did not have any impact on FREIT's equity, net income, or earnings per share.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K, for the year ended October 31, 2003, have been applied consistently as at April 30, 2004 and October 31, 2003, and for the six and three months ended April 30, 2004 and 2003. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Real Estate: Real estate is carried at cost, net of accumulated depreciation. As at April 30, 2004 FREIT's carrying amount of its real estate, net of depreciation is $175.2 million. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If FREIT does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate depreciation expense may be misstated.

When we acquire real estate assets, we assess the fair value of the acquired assets (in accordance with Statements of Financial Accounting Standards ("SFAS") No. 141 and 142) and allocate the purchase price to the asset's components - land, building, leases, etc. - based on these assessments. FREIT assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Initial valuation assessments are subject to change until such information is finalized no later than six months from the acquisition date.

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

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. On June 22, 2004 FREIT is expected to close on the sale of its Olney Town Center ("OTC") property in Olney, Maryland. Accordingly, FREIT has reclassified the net income from the operations of the property as Discontinued Operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income; but only impacted the presentation of this property within the consolidated statements of income.

We feel that income form continuing operations (which excludes the operations of OTC) is the most significant element of net income. Accordingly, all references and comparisons refer to income from continuing operations unless otherwise stated.

All references to per share amounts are on a diluted basis unless otherwise indicated and have been restated for the March 31, 2004 two-for-one stock split.

Results of Operations:

Six and Three Months Ended April 30, 2004 and 2003

Revenue for the six months ended April 30, 2004 ("Current Six Months") increased 13.9% to $13,969,000 compared to $12,267,000 for the six months ended April 30, 2003 ("Prior Year's Six Months"). Revenue for the quarter ended April 30, 2004 ("Current Quarter") increased 13.1% to $7,095,000 compared to $6,272,000 for the quarter ended April 30, 2003 ("Prior Year's Quarter").

Income from continuing operations increased 11.4% to $2,529,000 during the Current Six Months compared to $2,270,000 for the Prior Year's Six Months. Income from continuing operations for the Current Quarter increased to $1,192,000 compared to $ 1,148,000 for the Prior Year's Quarter. The Current Six Months revenue and net income include a one-time item of $308,000 representing a gain from a lease termination payment made by a former tenant of FREIT (see discussion below).

The consolidated results of operations for the six and three months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT's real estate segments from continuing operations:

                                              Six Months Ended                  Three Months Ended
                                                  April 30,                          April 30,
                                     ---------------------------------    --------------------------------
                                                             Increase                            Increase
                                       2004        2003     (Decrease)      2004        2003    (Decrease)
                                       ----        ----     ----------      ----        ----    ----------
                                                           (in thousands of dollars)
                                                           -------------------------
      Retail Properties:
      Rental income:
       Same properties               $ 8,067     $ 7,265      $   802     $ 4,011     $ 3,756     $   255
       New properties                    504                      504         249                     249
                                     --------------------------------     -------------------------------
      Total revenues                   8,571       7,265        1,306       4,260       3,756         504
                                     --------------------------------     -------------------------------
      Operating expenses:
       Same properties                 2,736       2,582          154       1,346       1,334          12
       New properties                    195                      195         131                     131
                                     --------------------------------     -------------------------------
       Total expenses                  2,931       2,582          349       1,477       1,334         143
                                     --------------------------------     -------------------------------
      Net operating income:
       Same properties                 5,331       4,683          648       2,665       2,422         243
       New properties                    309          --          309         118          --         118
                                     --------------------------------     -------------------------------
       Total Retail NOI              $ 5,640     $ 4,683      $   957     $ 2,783     $ 2,422     $   361
                                     ================================     ===============================

      Residential properties:
      Rental income:
       Same properties               $ 4,963       4,865           98       2,474       2,447          27
       New properties                    280                      280         280                     280
                                     --------------------------------     -------------------------------
      Total revenues                   5,243       4,865          378       2,754       2,447         307
                                     --------------------------------     -------------------------------
      Operating expenses:
       Same properties                 2,212       2,043          169       1,143         973         170
       New properties                    119                      119         119                     119
                                     --------------------------------     -------------------------------
       Total expenses                  2,331       2,043          288       1,262         973         289
                                     --------------------------------     -------------------------------
      Net operating income:
       Same properties                 2,751       2,822          (71)      1,331       1,474        (143)
       New properties                    161          --          161         161          --         161
                                     --------------------------------     -------------------------------
       Total Residential NOI         $ 2,912     $ 2,822      $    90     $ 1,492     $ 1,474     $    18
                                     ================================     ===============================

      Combined real estate NOI       $ 8,552     $ 7,505                  $ 4,275     $ 3,896
       Reconciliation to
         consolidated net income:
       Deferred rents                    155         138                       80          68
       Net investment income              89         101                       41          43
       Administrative expenses          (333)       (347)                    (151)       (255)
       Depreciation                   (1,580)     (1,243)                    (814)       (622)
       Discontinued operations           336         396                      171         248
       Financing costs                (4,132)     (3,552)                  (2,107)     (1,771)
       Minority interests               (222)       (332)                    (132)       (211)
                                     -------------------                  -------------------
             Net income              $ 2,865     $ 2,666                  $ 1,363     $ 1,396
                                     ===================                  ===================

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

RETAIL SEGMENT

FREIT's retail properties for continuing operations consist of seven (7) properties totaling approximately 1,050,000 sq. ft. Six are multi-tenanted retail centers and one is a single tenanted store.

As indicated in the above table, revenues from our retail segment for the Current Six Months are up by $1,306,000 (18%) and NOI is up $957,000 (20.4%) to $5,640,000. Revenue and net operating income includes a one-time item of $308,000 representing the gain from a lease termination payment made by a former tenant located at FREIT's Westridge Square shopping center. FREIT and the tenant entered into a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant). The tenant made the payment in February 2004. The mortgage lender has agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT in monthly installments of $31,595 over approximately twenty four (24) months, or the balance of the un-disbursed $750,000 will be disbursed to FREIT once the mortgage lender is provided with a Certificate of Occupancy ("C of O") covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI's are incurred, or in full at the earlier of when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, when the mortgage loan has been re-paid. The former tenant's total rent and expense reimbursements aggregated approximately $488,000 per year.

Revenues and NOI from same properties (those properties included in the Current Six Months and the Prior Year's Six Months), excluding the one-time lease termination income, were up 6.8% and 7.3% respectively for the Current Six Months over the Prior Year's Six Months. Operating expenses for the same properties increased 6% during the Current Six Months compared to the Prior Year's Six Months.

ASSET SALE:

SAndA has entered into a contract for the sale of the Olney Town Center ("OTC") in Olney, Maryland. The sale price for the property is $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. The purchaser has concluded its due diligence review and is expected to close on the purchase contract on June 22, 2004. SAndA will recognize a gain of approximately $13 million from the sale. SAndA will utilize part of the selling price to repay the approximate $11 million first mortgage on the property. The operations of OTC are being classified as Discontinued Operations.

The net proceeds from the OTC sale after the repayment of the first mortgage are expected to repay FREIT and the 25% minority owners for their advances made to acquire The Pierre. (See below).

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 986 apartment units. The NOI of our residential properties is summarized in the above table.

On April 16, 2004, SAndA closed on the purchase of The Pierre apartments. The Pierre is a 269-unit high-rise apartment building located in Hackensack, N.J. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46.0 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $29.6 million and the balance of approximately $16.4 million in cash. FREIT provided 75% of the cash required with the balance, of approximately $4.2 million provided in the form of a note, provided by the 25% minority owners of SandA. The Pierre has been included in operations for fifteen days of April 2004 and had no material impact on FREIT's operations.

Residential revenue for Same Properties for the Current Six Months and Current Quarter increased modestly by 2 % and 1.1% respectively over the prior year's comparable periods. These increases were insufficient to cover the increases in expenses during the same periods. While apartment rental increases are holding, average occupancy during the Current Quarter fell to 93.7% compared to an average occupancy of 96.7% during the Prior Year's Quarter.

FINANCING COSTS

Financing costs are summarized as follows:

                                      Six Months Ended       Three Months Ended
                                          April 30,               April 30,
                                     -------------------     -------------------
                                       2004        2003        2004        2003
                                              (In thousands of Dollars)
      Fixed rate mortgages:
      1st Mortgages:
         Existing                    $ 3,543     $ 3,375     $ 1,781     $ 1,666
         New
            Damascus                     115                      57
            Pierre                        71                      71
      2nd Mortgages                      284          76         138          52
      Other                               25          13          13           8
                                     -------------------     -------------------
      Total interest expense           4,038       3,464       2,060       1,726
      Amortization of deferred
         mortgage costs                   94          88          47          45
                                     -------------------     -------------------
      Total financing costs from
         continuing operations       $ 4,132     $ 3,552     $ 2,107     $ 1,771
                                     ===================     ===================

Financing Costs for the Current Six Months and Current Quarter increased by $580,000 and $336,000 respectively over the prior year's comparable periods. The increases are principally attributable to the mortgages from the newly acquired Damascus and Pierre properties, the approximate $5.5 million increase in the first mortgage on the Preakness property, and from the interest costs relating to the second mortgages placed on several of FREIT's residential properties.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $3.0 million for the Current Six Months compared to $2.5 million for the Prior Year's Six Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2004, we had cash and cash equivalents totaling $4.8 million. During April 2004 FREIT utilized approximately $8 million of its cash and cash equivalents and drew down approximately $4 million from its line of credit to fund its portion of the purchase Price of the Pierre. It is expected that these funds will be recouped from the sale of the Olney Town Center.

As previously reported, we are planning the construction of 129 apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.

At April 30, 2004 FREIT's aggregate outstanding mortgage debt was $155.4 million. Approximately $144.6 million bears a fixed weighted average interest rate of 6.4%, and an average life of approximately 8.3 years. Approximately $10.8 million of mortgage debt secured by the Olney Town Center (real estate being held for sale) bears an interest rate equal to 175 basis points over LIBOR and resets at our option every 30, 60 or 90 days. This mortgage note is due at the end of March 2008. The fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                       Fiscal Year     $ Millions
                       -----------     ----------
                       2007              $ 15.7
                       2008              $ 16.8
                       2010              $  9.2
                       2013              $  8.0
                       2014              $ 23.2
                       2016              $ 24.5
                       2019              $ 24.4

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2004 and October 31, 2003:

                                  April 30,   October 31,
              (In Millions)         2004         2003
              -------------         ----         ----

              Fair Value            $158         $132
              Carrying Value        $155         $127

Fair values are estimated based on market interest rates at April 30, 2004 and October 31, 2003 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2004 a one percent interest rate increase would reduce the Fair Value of our debt by $9.2 million, and a one percent decrease would increase the Fair Value by $10.1 million.

Additionally, we have exposure on our floating rate debt. A one percent change in rates, up or down, will decrease or increase income and cash flow by approximately $109,000.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher, than the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudentially be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Interest rate swap contract: To reduce interest rate volatility, FREIT uses "pay fixed, receive floating" interest rate swaps to convert floating interest rates to fixed interest rates over the terms of certain loans. We enter into these swap contracts with a Counterparty that is usually a high-quality commercial bank.

In essence, we agree to pay our Counterparty a fixed rate of interest on a dollar amount of notional principal (which corresponds to our mortgage debt) over a term equal to the terms of the mortgage note. Our Counterparty, in return, agrees to pay us a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as our mortgage note.

FAS 133 requires us to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect our income statement. Changes in the fair value of these swap contracts will be reported in earnings of other comprehensive income and appear in the equity section of our balance sheet.

This gain or loss represents the economic consequence of liquidating our fixed rate swap contracts and replacing them with like-duration funding at current market rates, something we would likely never do.

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations, during 2002, FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,657,000 at April 30, 2004). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) Counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap's parties. If current variable interest rates are below FREIT's fixed interest rate payments, this could be costly. At April 30, 2004, FREIT's liability for early termination would be $128,000. This amount has been included in comprehensive income. Conversely, if interest rates rise above FREIT's fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT also has the ability to draw, if needed, against its $14 million, two-year revolving line of credit. To date FREIT has drawn approximately $4 million against this line, which was used for the acquisition of The Pierre.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" above.

Item 4: Controls and Procedures

As at the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of FREIT's disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT's management, including FREIT's Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT's disclosure controls and procedures are effective. There has been no change in FREIT's internal control over financial reporting that occurred during FREIT's last fiscal quarter that has materially affected, or is reasonably likely to material affect, FREIT's internal control over financial reporting.

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

Part II Other Information

Item 4: Submission of Matters to a Vote of Security Holders.

The following matter was submitted to a vote of security holders at FREIT's 2004 Annual Meeting of Shareholders held on April 7, 2004:

The shareholders re-elected Mr. Donald W. Barney to serve as a Trustee for a two
(2) year term, and Messrs. Ronald J. Artinian and Alan L. Aufzien were re-elected to serve a Trustees for three (3) year terms. The balloting for election was as follows:

                                               % Of
                                           OUTSTANDING ON      VOTES
           NOMINEE            VOTES FOR     RECORD DATE       WITHHELD
           -------            ---------     -----------       --------

      Donald W. Barney        2,860,773         90.7%           5,016
      Ronald J. Artinian      2,865,789         90.8%              --
      Alan L. Aufzien         2,865,789         90.8%              --

Item 6. Exhibits and Reports on Form 8-K

      During the second quarter ended April 30, 2004, the following reports on Form 8-K were filed with the SEC:

            (a) On February 6, 2004, FREIT filed a report on Form 8-K announcing it had entered into a contract to purchase an apartment property in Northern New Jersey.

            (b) On March 9, 2004, FREIT filed a report on Form 8-K announcing the declaration of a two-for-one share split.

            (c) On March 12, 2004, FREIT filed a report on Form 8-K announcing its operating results for the quarter ended January 31, 2004. A copy of the press release was attached.

            (d) On April 12, 2004, FREIT filed a report on Form 8-K announcing its subsidiary, SAndA Commercial Associates limited Partnership ("SAndA"), had entered into a contract for the sale of the Olney Town Center, Olney, MD; and that SAndA had entered into a contract to purchase The Pierre apartment community in Hackensack, NJ.

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

                                FIRST REAL ESTATE INVESTMENT
                                TRUST OF NEW JERSEY
                                      (Registrant)

Date: June 21, 2004
                                /s/ Robert S. Hekemian
                                ----------------------
                                      (Signature)
                                Robert S. Hekemian.
                                Chairman of the Board and Chief Executive
                                Officer

                                /s/ Donald W. Barney
                                --------------------
                                    (Signature)
                                Donald W. Barney
                                President, Treasurer and Chief Financial Officer (Principal Financial/Accounting Officer)