Form 10-Q/A
period 2004-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2004-06-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

            c.) Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2004 and 2003;

            d.)   Notes to Condensed Consolidated Financial Statements.

      Item 2: Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.

      Item 3: Quantitative and Qualitative Disclosures About Market Risk.

      Item 4: Controls and Procedures.

Part II: Other Information

      Item 4: Submission of Matters to a Vote of Security Holders.

      Item 6: Exhibits and Reports on Form 8-K.

Note: This Form 10Q/A has been filed to include  Exhibits 31.1,  31.2, 32.1
----
      and 32.2 omitted from original filing.

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

      Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

                                FIRST REAL ESTATE INVESTMENT
                                TRUST OF NEW JERSEY
                                      (Registrant)

Date: June 29, 2004
                                /s/ Robert S. Hekemian
                                ----------------------
                                      (Signature)
                                Robert S. Hekemian.
                                Chairman of the Board and Chief Executive
                                Officer

                                /s/ Donald W. Barney
                                --------------------
                                    (Signature)
                                Donald W. Barney
                                President, Treasurer and Chief Financial Officer (Principal Financial/Accounting Officer)