Form 10-Q
period 2004-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2004-09-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2004

                                       or

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

|_| Yes |X| No

As of September 13, 2004, there were 6,423,152 shares of beneficial interest issued and outstanding.

                FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

                                      INDEX

Part I: Financial Information


   Item 1: Unaudited Condensed Consolidated Financial Statements

        a.) Condensed Consolidated Balance Sheets as at July 31, 2004 and October 31, 2003;

        b.) Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Nine and Three Months Ended July 31, 2004 and 2003;

        c.) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2004 and 2003;

        d.)  Notes to Condensed Consolidated Financial Statements.

   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Item 3: Quantitative and Qualitative Disclosures About Market Risk.

   Item 4: Controls and Procedures.

Part II: Other Information

   Item 6: Exhibits

Item 1: Financial Statements

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              July 31,     October 31,
                                                                2004          2003
                                                                ----          ----
                                                            (Unaudited)   (See Note 1)
                                                            -----------   ------------
                                                            (In Thousands of Dollars)
                                                            -------------------------
                                         ASSETS
Real estate, at cost, net of accumulated depreciation        $ 160,659     $ 116,290
Real estate held for sale                                           --        14,426
Cash and cash equivalents                                       19,357        14,437
Tenants' security accounts                                       1,764         1,332
Sundry receivables                                               3,892         4,326
Prepaid expenses and other assets                                2,044         2,183
Deferred charges, net                                            2,963         2,770
                                                             ---------     ---------
                                         Totals              $ 190,679     $ 155,764
                                                             =========     =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
         Mortgages payable                                   $ 148,708     $ 115,895
         Mortgage applicable to real estate held for sale           --        10,872
         Accounts payable and accrued expenses                   1,690         1,604
         Dividends payable                                       1,285         2,367
         Tenants' security deposits                              2,207         1,804
         Deferred revenue                                           53           241
         Interest rate swap contract                                93           201
                                                             ---------     ---------
                                   Total liabilities           154,036       132,984
                                                             ---------     ---------

Minority interest                                                3,643           640
                                                             ---------     ---------

Commitments and contingencies

Shareholders' equity:
         Shares of beneficial interest without par value:
         8,000,000 shares authorized;
               6,423,152 and 6,311,152 shares issued
               and outstanding                                  20,694        19,854
         Undistributed earnings                                 12,399         2,487
         Accumulated other comprehensive loss                      (93)         (201)
                                                             ---------     ---------
                           Total shareholders' equity           33,000        22,140
                                                             ---------     ---------

                                         Totals              $ 190,679     $ 155,764
                                                             =========     =========

See Notes to Consolidated Financial Statements.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                             UNDISTRIBUTED EARNINGS
               NINE AND THREE MONTHS ENDED JULY 31, 2004 AND 2003

                                                     Nine Months Ended        Three Months Ended
                                                   ---------------------     ---------------------
                                                          July 31,                  July 31,
                                                   ---------------------     ---------------------
                                                     2004         2003         2004         2003
                                                 (In Thousands Of Dollars, Except Per Share Amounts)
            INCOME
Revenue:
   Rental income                                   $ 18,857       15,618        7,020        5,302
   Reimbursements                                     2,954        2,872          887        1,001
   Sundry income                                        127          127           62           47
                                                   --------     --------     --------     --------
     Totals                                          21,938       18,617        7,969        6,350
                                                   --------     --------     --------     --------

Expenses:
   Operating expenses                                 4,683        3,912        1,669        1,189
   Management fees                                      901          795          348          283
   Real estate taxes                                  2,980        2,712          952          976
   Depreciation                                       2,702        1,866        1,122          623
   Minority interest                                    312          169           90         (163)
                                                   --------     --------     --------     --------
     Totals                                          11,578        9,454        4,181        2,908
                                                   --------     --------     --------     --------

Operating income                                     10,360        9,163        3,788        3,442

Investment income                                       127          151           38           50
Interest expense including amortization
  of deferred financing costs                        (6,742)      (5,828)      (2,610)      (2,276)
                                                   --------     --------     --------     --------
       Income from continuing operations              3,745        3,486        1,216        1,216
                                                   --------     --------     --------     --------
Discontinued operations:
   Income from discontinued operations                  607          738          159          210
   Gain on disposal                                  12,754           --       12,754           --
   Minority interest in discontinued operations      (3,340)        (184)      (3,228)         (52)
                                                   --------     --------     --------     --------
Income from discontinued operations                  10,021          554        9,685          158
                                                   --------     --------     --------     --------
          Net income                               $ 13,766     $  4,040     $ 10,901     $  1,374
                                                   ========     ========     ========     ========

Basic earnings per share:
   Continuing operations                           $   0.59     $   0.56     $   0.19     $   0.19
   Discontinued operations                             1.57         0.09         1.51         0.03
                                                   --------     --------     --------     --------
          Net income                               $   2.16     $   0.65     $   1.70     $   0.22
                                                   ========     ========     ========     ========

Diluted earnings per share:
   Continuing operations                           $   0.56     $   0.53     $   0.18     $   0.18
   Discontinued operations                             1.51         0.08         1.44         0.02
                                                   --------     --------     --------     --------
     Net income                                    $   2.07     $   0.61     $   1.62     $   0.20
                                                   ========     ========     ========     ========

Weighted average shares outstanding:
   Basic                                              6,367        6,258        6,423        6,276
   Diluted                                            6,633        6,565        6,748        6,580

            COMPREHENSIVE INCOME
Net Income                                         $ 13,766     $  4,040     $ 10,901     $  1,374
Other comprehensive income (loss):
   Unrealized gain (loss) on interest
     rate swap contract                                 108         (152)          35          156
                                                   --------     --------     --------     --------
Comprehensive income                               $ 13,874     $  3,888     $ 10,936     $  1,530
                                                   ========     ========     ========     ========

            UNDISTRIBUTED EARNINGS
Balance, beginning of period                       $  2,487     $  2,589     $  2,783     $  3,072
Net income                                           13,766        4,040       10,901        1,374
Less dividends                                       (3,854)      (3,301)      (1,285)      (1,118)
                                                   --------     --------     --------     --------
Balance, end of period                             $ 12,399     $  3,328     $ 12,399     $  3,328
                                                   ========     ========     ========     ========
Dividends per share                                $   0.60     $   0.53     $ 12,399     $  3,328
                                                   ========     ========     ========     ========

See Notes to Consolidated Financial Statements.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2004 AND 2003

                                                                          2004           2003
                                                                          ----           ----
                                                                       (In Thousands of Dollars)
Operating activities:
  Net income                                                           $ 13,766        $  4,040
  Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
        Depreciation                                                      2,702           1,866
        Amortization                                                        266             243
        Deferred revenue                                                   (188)             74
        Minority interest                                                 3,652             353
       Gain on disposal of discontinued operations                      (12,754)             --
       Changes in operating assets and liabilities:
              Tenants' security accounts                                   (432)            (50)
              Sundry receivables, prepaid expenses and other assets       1,184          (4,103)
              Accounts payable and accrued expenses                          86           1,073
              Tenants' security deposits                                    403             207
                                                                       --------        --------
                Net cash provided by operating activities                 8,685           3,703
                                                                       --------        --------
Investing activities:
  Capital expenditures                                                   (1,485)           (494)
  Proceeds from disposal of discontinued operations                      15,238              --
  Acquisition of real estate                                            (16,003)(a)     (14,007)(b)
                                                                       --------        --------
                Net cash used in investing activities                    (2,250)        (14,501)
                                                                       --------        --------
Financing activities:
  Repayment of mortgages                                                 (1,312)         (1,227)
  Proceeds from notes and mortgage financing                              4,542           9,117
  Proceeds from exercise of stock options                                   840             540
  Dividends paid                                                         (4,936)         (4,287)
  Contributions by minority interests                                        --           5,400
  Distribution to minority interest                                        (649)         (5,886)
                                                                       --------        --------
                Net cash (used) provided by financing activities         (1,515)          3,657
                                                                       --------        --------
Net increase (decrease) in cash and cash equivalents                      4,920          (7,141)
Cash and cash equivalents, beginning of period                           14,437          15,634
                                                                       --------        --------
Cash and cash equivalents, end of period                               $ 19,357        $  8,493
                                                                       ========        ========

Supplemental disclosure of cash flow data:
  Interest paid                                                        $  6,598        $  5,697
                                                                       ========        ========
  Income taxes paid                                                    $     23        $      9
                                                                       ========        ========
  Dividends declared but not paid                                      $  1,285        $  1,104
                                                                       ========        ========

(a) In April 2004, S And A Commercial Associates LP, a 75% owned subsidiary of FREIT, completed the acquisition of a 269 unit high rise apartment building in Hackensack, NJ for approximately $45,586,000, in part with the proceeds of a $29,583,000 mortgage.

(b) (i) In November 2002, Wayne PSC, LLC, a 40% owned subsidiary of FREIT, completed the acquisition of a 323,000 sq. ft. shopping center in Wayne, NJ, for approximately $33,282,000, in part with the proceeds of a $26,500,000 mortgage. (ii) In July 2003, Damascus Centre LLC, a 100% owned subsidiary of FREIT, completed the acquisition of a 139,000 sq ft. shopping center in Damascus, MD for approximately $9,833,000, in part by assuming a mortgage in the amount of $2,608,000.

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

The consolidated results of operations for the nine and three months ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT's Annual Report on Form 10-K for the year ended October 31, 2003.

Effects of recent accounting pronouncements:

In December 2003, the FASB issued revised FIN 46, "Consolidation of Variable interest Entities, an Interpretation of Accounting Research Bulletin No. 51." ("FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or "VIEs"). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 75% owned subsidiary, S And A Commercial Associates Limited Partnership ("S And A") and its wholly-owned subsidiary, Damascus Centre, LLC, commencing with the quarter ended April 30, 2004, and has restated its October 31, 2003 balance sheet and the prior periods reported in this Form 10-Q. The consolidation of these two entities did not have any impact on FREIT's equity, net income, or earnings per share.

Reclassification:

Certain accounts in the 2003 financial statements have been reclassified to conform to the current presentation.

Note 2 - Earnings per share:

FREIT has presented "basic" and "diluted" earnings per share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

In computing diluted earnings per share for each of the nine and three month periods ended July 31, 2004 and 2003, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below. All shares and per share amounts have been restated for the two-for-one stock split which became effective March 31, 2004.

                                            Nine Months Ended         Three Months Ended
                                                 July 31,                  July 31,
                                          ----------------------    ----------------------
                                             2004         2003         2004         2003
                                             ----         ----         ----         ----
      Basic weighted average
         shares outstanding               6,367,152    6,257,152    6,423,152    6,275,152

      Shares arising from assumed
         exercise of stock options          266,257      307,858      324,682      304,858

      Dilutive weighted average shares    ----------------------    ----------------------
         outstanding                      6,633,409    6,565,010    6,747,834    6,580,010
                                          ======================    ======================

      Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income and principally capital gain income as indicated in the following table:

                                                          Nine Months Ended          Three Months Ended
                                                       -----------------------     -----------------------
                                                               July 31,                    July 31,
                                                       -----------------------     -----------------------
                                                          2004          2003          2004          2003
                                                          ----          ----          ----          ----
                                                       (In Thousands Of Dollars, Except Per Share Amounts)
      Income from continuing operations (a)            $   3,745     $   3,486     $   1,216     $   1,216
      Discontinued operations, net of
        minority interest:
           Income from discontinued operations (a)           455           554           119           158
           Gain on disposal (b)                            9,566                       9,566
                                                       -----------------------     -----------------------
      Income from discontinued operations                 10,021           554         9,685           158
                                                       -----------------------     -----------------------
                                 Net income            $  13,766     $   4,040     $  10,901     $   1,374
                                                       =======================     =======================

      Basic earnings per share:
      Continuing operations (a)                        $    0.59     $    0.56     $    0.19     $    0.19
      Discontinued operations:
        Income from discontinued operations (a)             0.07          0.09          0.02          0.03
        Gain on disposal ((b)                               1.50                        1.49
                                                       -----------------------     -----------------------
      Income from discontinued operations                   1.57          0.09          1.51          0.03
                                                       -----------------------     -----------------------
                                 Net income            $    2.16     $    0.65     $    1.70     $    0.22
                                                       =======================     =======================

      Diluted earnings per share:
      Continuing operations (a)                        $    0.56     $    0.53     $    0.18     $    0.18
      Discontinued operations:
        Income from discontinued operations (a)             0.07          0.08          0.02          0.02
        Gain on disposal (b)                                1.44                        1.42
                                                       -----------------------     -----------------------
      Income from discontinued operations                   1.51          0.08          1.44          0.02
                                                       -----------------------     -----------------------
                                 Net income            $    2.07     $    0.61     $    1.62     $    0.20
                                                       =======================     =======================

(a)   Ordinary income.

(b)   Capital gain income.

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

Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. During May 2003, options to purchase 72,000 shares at $7.50 per share were exercised, and on February 24, 2004, options to purchase 112,000 shares were exercised at $7.50 per share. The remaining options for 570,000 shares are all outstanding at July 31, 2004, and are exercisable through September 2008.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the nine and three months ended July 31, 2004 and 2003. Asset information is not reported since FREIT does not use this measure to assess performance.

                                             Nine Months Ended         Three Months Ended
                                                  July 31,                  July 31,
                                             2004         2003         2004         2003
                                             ----         ----         ----         ----
                                                      (in thousands of dollars)
Real estate revenue:
  Retail (a)                               $ 12,603     $ 11,068     $  4,032     $  3,803
  Residential                                 9,099        7,353        3,856        2,488
                                           --------     --------     --------     --------
                Totals                       21,702       18,421        7,888        6,291
                                           --------     --------     --------     --------
Real estate operating expenses:
  Retail                                      4,055        3,942        1,124        1,360
  Residential                                 3,968        3,034        1,637          991
                                           --------     --------     --------     --------
                Totals                        8,023        6,976        2,761        2,351
                                           --------     --------     --------     --------
Net operating income:
  Retail                                      8,548        7,126        2,908        2,443
  Residential                                 5,131        4,319        2,219        1,497
                                           --------     --------     --------     --------
                Totals                     $ 13,679     $ 11,445     $  5,127     $  3,940
                                           ========     ========     ========     ========

Recurring capital improvements:
  Residential                              $    646     $    328     $    444     $    131
                                           ========     ========     ========     ========

Reconciliation to consolidated
  net income:
    Segment NOI                            $ 13,679     $ 11,445     $  5,127     $  3,940
    Deferred rents - straight-lining            235          197           80           59
    Net investment income                       127          151           38           50
    General and administrative expenses        (540)        (444)        (207)         (97)
    Depreciation                             (2,702)      (1,866)      (1,122)        (623)
    Discontinued operations                  10,021          554        9,685          158
    Financing costs                          (6,742)      (5,828)      (2,610)      (2,276)
    Minority interest                          (312)        (169)         (90)         163
                                           --------     --------     --------     --------

                Net Income                 $ 13,766     $  4,040     $ 10,901     $  1,374
                                           ========     ========     ========     ========

(a) A Tenant in FREIT's Westridge Square shopping center and FREIT have entered into a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant) to terminate the lease. The mortgage lender has agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, or (b) the balance of the un-disbursed $750,000 will be disbursed to FREIT once the mortgage lender is provided with a Certificate of Occupancy ("C of O") covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI's are incurred, or in full at the earlier of when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, or when the mortgage loan has been re-paid. Approximately $300,000, representing the difference between the $750,000 rent termination payment and rents already accrued, was included in revenue for the first quarter of fiscal 2004.

Note 5 - Acquisition and Discontinued Operations:

On June 22, 2004, S And A closed on its contract for the sale of the Olney Town Center ("OTC") in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. S And A utilized part of the selling price to repay the approximate $11 million first mortgage on the property. The operations of OTC are being classified as Discontinued Operations. For financial statement proposes, S And A recognized a gain of approximately $12.8 from the sale.

On April 16, 2004, S And A closed on the purchase of The Pierre apartments. The Pierre is a 269-unit luxury high-rise apartment building located in Hackensack, N.J. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $29.6 million and the balance of approximately $16 million in cash. FREIT provided 75% of the cash required with the balance of approximately $4.2 million provided by the 25% minority owners of S And A.

The net proceeds from the OTC sale after the repayment of the first mortgage repaid FREIT and the 25% minority owners for their advances made to acquire The Pierre.

S And A has structured the sale of OTC and the purchase of The Pierre in a manor that would qualify as a like kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, and resulted in a deferral for income tax purposes of the realization of gain on the sale of OTC. Since it is the intention of FREIT to continue to qualify as a real estate investment trust, deferred tax would be minimal.

The following Unaudited pro forma information shows the results of operations for nine and three months ended July 31, 2004 and 2003 for FREIT and Subsidiaries as though The Pierre had been acquired at the beginning of fiscal 2003:

                                                    Nine Months Ended          Three Months Ended
                                                        July 31,                    July 31,
                                                   2004          2003          2004           2003
                                                   ----          ----          ----           ----
                                                 (In Thousands of Dollars, Except Per Share Amounts)
      Revenues                                  $  24,364     $  22,552     $   8,007      $   7,663
      Net expenses                                 20,258        19,134         6,701          6,697
      Minority Interest                               324           110            90           (185)
                                                ---------     ---------     ---------      ---------
      Income before discontinued operations         3,782         3,308         1,216          1,151
      Discontinued Operations                      10,021           554         9,685            158
                                                ---------     ---------     ---------      ---------
      Net Income                                $  13,803     $   3,862     $  10,901      $   1,309
                                                =========     =========     =========      =========

      Basic Earnings Per Share:
        Continuing operations                   $    0.59     $    0.53     $    0.19      $    0.18
        Discontinued operations                      1.57          0.09          1.51           0.03
                                                ---------     ---------     ---------      ---------
           Net Income                           $    2.16     $    0.62     $    1.70      $    0.21
                                                =========     =========     =========      =========

      Diluted earnings per share:
        Continuing operations                   $    0.57     $    0.50     $    0.18      $    0.17
        Discontinued operations                      1.51          0.08          1.44           0.02
                                                ---------     ---------     ---------      ---------
           Net Income                           $    2.08     $    0.58     $    1.62      $    0.19
                                                =========     =========     =========      =========

The unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage placed on the property at acquisition date.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2003 or of future results of operations of FREIT's combined properties.

The acquisition price for the building, including closing costs, was approximately $45.6 million. Based on a detailed appraisal of the property, the purchase price was allocated as follows: approximately $37.5 million (82.2%) was allocated to the building and other improvements and approximately $8.1 million (17.8%) was allocated towards land. Value attributable to leases was considered immaterial due to their short-term nature.

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

Effects of recent accounting pronouncements:

In December 2003, the FASB issued revised FIN 46, "Consolidation of Variable interest Entities, an Interpretation of Accounting Research Bulletin No. 51." ("FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or "VIEs"). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 75% owned subsidiary, S And A and its wholly-owned subsidiary, Damascus Centre, LLC, commencing with the quarter ended April 30, 2004, and has restated its October 31, 2003 balance sheet and the prior periods reported in this Form 10-Q. The consolidation of these two entities did not have any impact on FREIT's equity, net income, or earnings per share.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "Critical Accounting Policies". The SEC defines Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K, for the year ended October 31, 2003, have been applied consistently as at July 31, 2004 and October 31, 2003, and for the nine and three months ended July 31, 2004 and 2003. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Real Estate: Real estate is carried at cost, net of accumulated depreciation. As at July 31, 2004 FREIT's carrying amount of its real estate, net of depreciation is $160.7 million. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If FREIT does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate depreciation expense may be misstated.

When we acquire real estate assets, we assess the fair value of the acquired assets (in accordance with Statements of Financial Accounting Standards ("SFAS") No. 141 and 142) and allocate the purchase price to the asset's components - land, building, leases, etc. - based on these assessments. FREIT assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information, or independent appraisals. Initial valuation assessments are subject to change until such information is finalized no later than six months from the acquisition date.

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

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. On June 22, 2004 FREIT, through its 75% owned subsidiary S And A, closed the contract for the sale of the OTC property in Olney, Maryland. Accordingly, FREIT has reclassified the net income from the operations of the property as Discontinued Operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income; but only impacted the presentation of this property within the consolidated statements of income.

We believe that income from continuing operations (which excludes the operations of OTC) is the most significant element of net income. Accordingly, all references and comparisons refer to income from continuing operations unless otherwise stated.

All references to per share amounts are on a diluted basis unless otherwise indicated and have been restated for the March 31, 2004 two-for-one stock split.

Results of Operations:
Nine and Three Months Ended July 31, 2004 and 2003

Revenue for the nine months ended July 31, 2004 ("Current Nine Months") increased 17.8% to $21,938,000 compared to $18,617,000 for the nine months ended July 31, 2003 ("Prior Year's Nine Months"). Revenue for the quarter ended July 31, 2004 ("Current Quarter") increased 25.5% to $7,969,000 compared to $6,350,000 for the quarter ended July 31, 2003 ("Prior Year's Quarter").

Income from continuing operations increased 7.4% to $3,745,000 during the Current Nine Months compared to $3,486,000 for the Prior Year's Nine Months. The Current Nine Months revenue and net income include a one-time item of $308,000 representing a gain from a lease termination payment made by a former tenant of FREIT (see discussion below).

Income from continuing operations for the Current Quarter and the Prior Year's Quarter remained flat at $1,216,000.

In June 2004 FREIT's 75% owned subsidiary sold OTC. This sale resulted in a gain for financial statement purposes of approximately $12.8 million. This gain plus the operations of OTC, less the 25% interest in these items attributable to the minority interest added approximately $10 million and $9.7 million to net income for the Current Nine Months and Current Quarter respectively. These items have been classified as income from Discontinued Operations.

The consolidated results of operations for the nine and three months ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT's real estate segments from continuing operations:

                                         Nine Months Ended                     Three Months Ended
                                             July 31,                               July 31,
                                -----------------------------------    -----------------------------------
                                                          Increase                               Increase
                                  2004         2003      (Decrease)      2004         2003      (Decrease)
                                  ----         ----      ----------      ----         ----      ----------
                                                         (in thousands of dollars)
Retail Properties:
Rental income:
  Same properties               $ 11,756     $ 11,068     $    688     $  3,748     $  3,803     $    (55)
  New properties                     847           --          847          284           --          284
                                ----------------------------------     ----------------------------------
Total revenues                    12,603       11,068        1,535        4,032        3,803          229
                                ----------------------------------     ----------------------------------
Operating expenses:
  Same properties                  3,757        3,942         (185)       1,027        1,360         (333)
  New properties                     298           --          298           97           --           97
                                ----------------------------------     ----------------------------------
  Total expenses                   4,055        3,942          113        1,124        1,360         (236)
                                ----------------------------------     ----------------------------------
Net operating income:
  Same properties                  7,999        7,126          873        2,721        2,443          278
  New properties                     549           --          549          187           --          187
                                ----------------------------------     ----------------------------------
  Total Retail NOI              $  8,548     $  7,126     $  1,422     $  2,908     $  2,443     $    465
                                ==================================     ==================================

Residential properties:
Rental income:
  Same properties               $  7,478        7,353          125        2,516        2,488           28
  New properties                   1,621           --        1,621        1,340           --        1,340
                                ----------------------------------     ----------------------------------
Total revenues                     9,099        7,353        1,746        3,856        2,488        1,368
                                ----------------------------------     ----------------------------------
Operating expenses:
  Same properties                  3,260        3,034          226        1,047          991           56
  New properties                     708           --          708          590           --          590
                                ----------------------------------     ----------------------------------
  Total expenses                   3,968        3,034          934        1,637          991          646
                                ----------------------------------     ----------------------------------
Net operating income:
  Same properties                  4,218        4,319         (101)       1,469        1,497          (28)
  New properties                     913           --          913          750           --          750
                                ----------------------------------     ----------------------------------
  Total Residential NOI         $  5,131     $  4,319     $    812     $  2,219     $  1,497     $    722
                                ==================================     ==================================

Combined real estate NOI        $ 13,679     $ 11,445                  $  5,127     $  3,940
  Reconciliation to
    consolidated net income:
  Deferred rents                     235          197                        80           59
  Net investment income              127          151                        38           50
  Administrative expenses           (540)        (444)                     (207)         (97)
  Depreciation                    (2,702)      (1,866)                   (1,122)        (623)
  Discontinued operations         10,021          554                     9,685          158
  Financing costs                 (6,742)      (5,828)                   (2,610)      (2,276)
  Minority interests                (312)        (169)                      (90)         163
                                ---------------------                  ---------------------
        Net income              $ 13,766     $  4,040                  $ 10,901     $  1,374
                                =====================                  =====================

The above table details the comparative NOI for FREIT's Retail and Residential Segments, and reconciles the combined NOI to consolidated net income. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, and financing costs. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

RETAIL SEGMENT

FREIT's retail properties for continuing operations consist of seven (7) properties totaling approximately 1,050,000 sq. ft. Six are multi-tenanted retail centers and one is a single tenanted store.

As indicated in the above table, revenues from our retail segment for the Current Nine Months are up by $1,535,000 (13.9%) and NOI is up $1,422,000 (20%) to $8,548,000. Revenue and net operating income includes a one-time item of $308,000 representing the gain from a lease termination payment made by a former tenant located at FREIT's Westridge Square shopping center. FREIT and the tenant entered into a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant). The tenant made the payment in February 2004. The mortgage lender has agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT in monthly installments of $31,595 over approximately twenty four (24) months, or the balance of the un-disbursed $750,000 will be disbursed to FREIT once the mortgage lender is provided with a C of O covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI's are incurred, or in full at the earlier of when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, when the mortgage loan has been re-paid. The former tenant's total rent and expense reimbursements aggregated approximately $488,000 per year.

Revenues and NOI from same properties (those properties included in the Current Nine Months and the Prior Year's Nine Months), excluding the one-time lease termination income, were up 3.4% and 7.9% respectively for the Current Nine Months over the Prior Year's Nine Months. Operating expenses for the same properties declined 4.7% during the Current Nine Months compared to the Prior Year's Nine Months.

ASSET SALE:

On June 22, 2004, S And A closed on its contract for the sale of OTC in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. FREIT recognized a gain of approximately $12.8 million from the sale. S And A utilized part of the selling price to repay the approximate $11 million first mortgage on the property. The operations of OTC have been classified as Discontinued Operations.

The net proceeds from the OTC sale after the repayment of the first mortgage were used to repay FREIT and the 25% minority owners for their advances made to acquire The Pierre. (See below).

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 986 apartment units. The NOI of our residential properties is summarized in the above table.

On April 16, 2004, S And A closed on the purchase of The Pierre apartments. The Pierre is a 269-unit high-rise apartment building located in Hackensack, N.J. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46.0 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $29.6 million and the balance of approximately $16.4 million in cash. FREIT provided 75% of the cash required with the balance, of approximately $4.2 million provided in the form of a note, provided by the 25% minority owners of S And A. Cash proceeds received from the sale of OTC (see above) were used to repay these advances.

Residential revenue for Same Properties for the Current Nine Months and Current Quarter increased modestly over the prior year's comparable periods. These increases were insufficient to cover the increased expenses during the same periods. The increases in expenses are principally attributable to Make-Ready-Expenses, collection losses, and advertising. While apartment rental increases are holding, average occupancy during the Current Quarter was 95.7% (up from 93.7% for the quarter ended April 30, 2004) compared to an average occupancy of 97.1% during the Prior Year's Quarter.

FINANCING COSTS

Financing costs are summarized as follows:

                                         Nine Months Ended    Three Months Ended
                                              July 31,             July 31,
                                        ------------------    ------------------
                                          2004       2003       2004       2003
      Fixed rate mortgages:
      1st Mortgages:
        Existing                        $ 3,903    $ 3,900    $ 1,400    $ 1,626
          New
             Damascus                       170                    55
             Pierre                         479                   409
      2nd Mortgages                       1,981      1,775        657        597
      Other                                  65         21         39          9
                                        -------    -------    -------    -------
      Total interest expense              6,598      5,696      2,560      2,232
      Amortization of deferred
         mortgage costs                     144        132         50         44

      Total financing costs from        -------    -------    -------    -------
         continuing operations          $ 6,742    $ 5,828    $ 2,610    $ 2,276
                                        =======    =======    =======    =======

Financing Costs for the Current Nine Months and Current Quarter increased by $914,000 and $334,000 respectively over the prior year's comparable periods. The increases are principally attributable to the mortgages from the newly acquired Damascus and Pierre properties, the approximate $5.5 million increase in the first mortgage on the Preakness property, and from the interest costs relating to the second mortgages placed on several of FREIT's residential properties.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $8.7 million for the Current Nine Months compared to $3.7 million for the Prior Year's Nine Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2004, we had cash and cash equivalents totaling $19.4 million.

As previously reported, we are planning the construction of 129 apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment.

At July 31, 2004 FREIT's aggregate outstanding mortgage debt was $148.7 million and bears a fixed weighted average interest rate of 6.5%, and an average life of approximately 8.3 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                         Fiscal Year     $ Millions
                         -----------     ----------
                         2007            $ 15.7
                         2008            $  5.9
                         2010            $ 12.3
                         2013            $  8.0
                         2014            $ 26.1
                         2016            $ 24.6
                         2019            $ 28.3

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2004 and October 31, 2003:

                                    July 31,     October 31,
             (In Millions)            2004          2003
             -------------            ----          ----

             Fair Value               $152          $132
             Carrying Value           $149          $127

Fair values are estimated based on market interest rates at July 31, 2004 and October 31, 2003 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2004 a one percent interest rate increase would reduce the Fair Value of our debt by $9.1 million, and a one percent decrease would increase the Fair Value by $10.9 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher, than the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations, during 2002, FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,611,000 at July 31, 2004). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) Counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap's parties. If current variable interest rates are below FREIT's fixed interest rate payments, this could be costly. At July 31, 2004, FREIT's liability for early termination would be $93,000. This amount has been included in comprehensive income. Conversely, if interest rates rise above FREIT's fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT also has the ability to draw, if needed, against its $14 million, two-year revolving line of credit. During fiscal 2004 FREIT drew (borrowed) approximately $4 million against this line, which was used for the acquisition of The Pierre. This borrowing was repaid during the third quarter ended July 31, 2004.

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

      None

Item 6. Exhibits

None
                                  Exhibit Index

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

Date: September 14, 2004


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