Form 10-K
period 2004-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2005-02-09
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  201-488-6400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes |_| No |X|

The aggregate market value of the registrant's shares of beneficial interest held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $131 million. Excluded from this calculation are shares of the registrant owned or deemed to be beneficially owned by the trustees and executive officers of the registrant, including shares with respect to which the trustees and executive officers disclaim beneficial ownership. 6,423,152 shares of beneficial interest were issued and outstanding as of February 7, 2005.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders to be held on April 13, 2005 are incorporated by reference in Part III of this Annual Report.

                                TABLE OF CONTENTS
                                    FORM 10-K




PART 1

      Item 1   Business .....................................................
      Item 2   Properties ...................................................
      Item 3   Legal Proceedings ............................................
      Item 4   Submission of Matters to a Vote of Security Holders ..........
      Item 4A  Executive Officers of FREIT ..................................

PART II

      Item 5   Market for FREIT's Common Equity and
                    Related Stockholder Matters .............................
      Item 6   Selected Financial Data ......................................
      Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 7A  Quantitative and Qualitative Disclosures About Market Risk ...
      Item 8   Financial Statements and Supplementary Data ..................
      Item 9   Changes in and Disagreements with Accountants on Accounting
                    And Financial Disclosure.................................
      Item 9A  Controls and Procedures ......................................

PART III

      Item 10  Directors and Executive Officers of the Registrant ...........
      Item 11  Executive Compensation .......................................
      Item 12  Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters ..............
      Item 13  Certain Relationships and Related Transactions ...............
      Item 14  Principal Accountant Fees and Services........................

PART IV

      Item 15  Exhibits, Financial Statements and Schedules..................

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

FREIT's long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to shareholders, and (iii) increase the overall value of FREIT's portfolio. FREIT's investments may take the form of wholly owned fee interests or, if the circumstances warrant, on a joint venture basis, to diversify risk, with other parties including employees and affiliates of Hekemian & Co., Inc. (See Mangement Agreement) provided FREIT would be able to maintain management control over the property. While FREIT's general investment policy is to hold and maintain its properties long-term, it may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which FREIT has determined or determines are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

      Fiscal Year 2004 Developments

(i)   FINANCING
      ---------

FREIT's $14 million line of credit expired on January 21, 2005 (extended date) and has been replaced by an $18 million line of credit. The new line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters-of-credit. Draws against the credit line are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90 day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90 day LIBOR rates at the time of the draws.

As of October 31, 2004 there were no draws outstanding against this line. As at January 19, 2005 the credit line has been utilized for the issuance of a $2 million Letter of Credit for the benefit of the Township of Rockaway in connection with our construction of 129 garden apartment units.

(ii)  ACQUISITION AND DISPOSITION

On April 16, 2004, S And A Associates Limited Partnership ("S and A"), a partnership in which FREIT is the Managing Partner and holds a 75% ownership position, closed on the purchase of The Pierre apartments. The Pierre is a 269-unit luxury high-rise apartment building located in Hackensack, N.J. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $29.6 million and the balance of approximately $16 million was paid in cash. FREIT provided 75% of the cash required with the balance of approximately $4.2 million provided by the 25% minority owners of S And A.

On June 22, 2004, S And A closed on its contract for the sale of the Olney Town Center ("OTC") in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. S And A utilized the net sales proceeds to repay the first mortgage on the property in the amount of approximately $11.0 million, and to repay FREIT and the 25% minority owners for their advances made to acquire The Pierre.

FREIT, in accordance with its investment policy, has agreed to allow the minority owners in S and A to make a cash contribution to S and A of approximately 1.3 million that will increase their ownership interest to approximately 35% from 25%. This additional investment, which approximates market value, will be made in February 2005.

The operations of OTC have been classified as Discontinued Operations. For financial statement proposes, S And A recognized a gain of approximately $12.7 from the sale.

S And A has structured the sale of OTC and the purchase of The Pierre in a manner that would qualify as a like kind exchange of real estate pursuant to
Section 1031 of the Internal Revenue Code. This resulted in a deferral for income tax purposes of the realization of gain on the sale of OTC. Since it is the intention of FREIT to continue to qualify as a real estate investment trust, the provision for deferred taxes should be minimal.

(iii) DEVELOPMENT

Rockaway Township, NJ

We own approximately 20 +/- acres of undeveloped land in Rockaway Township, NJ. Site plan approval and a water allocation has been received from Rockaway Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investments. We have received final water allocation and sewer approval from the NJ Department of Environmental Protection. As soon as construction contracts are negotiated and finalized, construction will begin and is expected to last twelve to eighteen months.

Approximately one (1) acre of the Rockaway Township land has been sub-divided and leased to a bank. Rent under the land lease commenced in December 2003.

South Brunswick, NJ

FREIT owns approximately 33 acres of land in South Brunswick (see "Item 2 Properties - Portfolio of Investments") that is zoned Industrial. FREIT has received site plan approval for the construction of a 560,000 sq. ft. industrial warehouse facility. It is FREIT's intention to develop the property after it has been pre-leased to a suitable tenant.

      (b)   FINANCIAL INFORMATION ABOUT SEGMENTS

FREIT has two reportable segments: Retail Properties and Residential Properties. These reportable segments have different customers and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2004 is incorporated by reference to Note 13, "Segment Information" on pages F- 18 and F-19 of the Consolidated Financial Statements

      (c)   NARRATIVE DESCRIPTION OF BUSINESS

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

We do not hold any patents, trademarks, or licenses.

      Portfolio of Real Estate Investments

At October 31, 2004, FREIT's real estate holdings included (i) nine (9) apartment buildings or complexes containing 986 rentable units, (ii) seven (7) retail properties containing approximately 1,050,000 square feet of leasable space, including one (1) single tenant store, and (iii) four (4) parcels of undeveloped land consisting of approximately 58 acres. FREIT and its Affiliates own all such properties in fee simple. See "Item 2 Properties - Portfolio of Investments" of this Annual Report for a description of FREIT's separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT's business.

            Investment in Affiliates

The consolidated financial statements (see Note 1 to the Consolidated Financial Statements included in Form 10-K) include the accounts the following affiliates not wholly owned by FREIT:

Westwood Hills, LLC ("Westwood Hills"): FREIT owns a 40% membership interest in Westwood Hills that owns and operates a 210-unit residential apartment complex in Westwood, NJ.

Wayne PSC, LLC (WaynePSC"): FREIT owns a 40% membership interest in Wayne PSC, LLC which owns a 323,000 +/- sq. ft. community shopping center in Wayne, NJ.

S And A Commercial Associates Limited Partnership ("S And A"): FREIT owns a 75% partnership interest in S And A which owns a 269-unit residential apartment complex in Hackensack, NJ.

            Employees

On October 31, 2004 FREIT and its Affiliates had ten (10) full-time employees and three (3) part-time employees who work solely at the properties owned by FREIT or its Affiliates. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John
A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately fifty to sixty percent (50% - 60%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately five percent (5%) of his business activities to FREIT. See "Item 4A - Executive Officers of FREIT." Hekemian & Co., Inc. ("Hekemian") has been retained by FREIT to manage FREIT's properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT's properties. See "Management Agreement."

            Management Agreement

On April 10, 2002, FREIT and Hekemian executed a new Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement runs until October 31, 2005 and shall be automatically renewed for periods of two (2) years unless either party gives not less than six
(6) months prior notice to the other of non-renewal. No non-renewal notice has been issued by either party. The April 10, 2002 Management Agreement replaces the Management Agreement dated December 20, 1961 as extended. The salient provisions of the new Management Agreement are as follows: FREIT continues to retain the Managing Agent as the exclusive management and leasing agent for properties which FREIT owned as of April 2002, and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties hereafter acquired and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. The Managing Agent is no longer the exclusive advisor for FREIT to locate and recommend to FREIT investments, which the Managing Agent deems suitable for FREIT, and is no longer required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The new Management Agreement includes a detailed schedule of fees for those services, which the Managing Agent may be called upon to perform. The new Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the new Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. See "First Real Estate Investment Trust of New Jersey Notes to Consolidated Financial Statements - Note 8."

Mr. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Hekemian owns approximately .2% of all of the issued and outstanding shares of Hekemian.

            Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2004, FREIT's aggregate outstanding mortgage debt was $148.2 million with an average interest cost on a weighted average basis of 6.451%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in "Item 2 Properties - Portfolio of Investments" for the outstanding mortgage balances at October 31, 2004 with respect to each of these properties.

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

FREIT is subject to the normal risks associated with debt financing, including the risk that FREIT's cash flow will be insufficient to meet required payments of principal and interest; the risk that indebtedness on its properties will not be able to be renewed, repaid or refinanced when due; or that the terms of any renewal or refinancing will not be as favorable as the terms of the indebtedness being replaced. If FREIT were unable to refinance its indebtedness on acceptable terms, or at all, FREIT might be forced to dispose of one or more of its properties on disadvantageous terms which might result in losses to FREIT. These losses could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt. If a property is mortgaged to secure payment of indebtedness and FREIT is unable to meet mortgage payments, the mortgagor could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to FREIT. Further, payment obligations on FREIT's mortgage loans will not be reduced if there is a decline in the economic performance of any of FREIT's properties. If any such decline in economic performance occurs, FREIT's revenues, earnings, and funds available for distribution to shareholders would be adversely affected.

Neither FREIT's Declaration of Trust nor any policy statement formally adopted by FREIT's Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT), which may be incurred by FREIT. Accordingly, FREIT may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT could bear interest at rates, which are higher than the rates on FREIT's existing debt. Future debt incurred by FREIT could also bear interest at a variable rate. Increases in interest rates would increase FREIT's variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt or cause FREIT to be in default under its debt. Further, in the future, FREIT may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms which are acceptable to FREIT. In such event, FREIT might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT.

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

      (A)   General  Factors  Affecting   Investment  in  Retail  and  Apartment
            Properties; Effect on Economic and Real Estate Conditions

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As of October 31, 2004, the following table lists the ten largest retail tenants, which account for approximately 55.8% of FREIT's retail rental space and 43.7% of fixed retail rents.

      ------------------------------------------------------------------------
                      Tenant                        Center             Sq. Ft.
      ------------------------------------------------------------------------
      Burlington Coat Factory                    Westridge Square     85,992
      K Mart Corporation                         Westwood Plaza       84,254
      Macy's Federated Department Stores, Inc.   Preakness            81,160
      Pathmark Stores Inc.                       Patchoque            63,932
      Stop & Shop Supermarket Co.                Preakness            61,020
      Giant Of Maryland Inc.                     Westridge Square     55,330
      Stop & Shop Supermarket Co.                Franklin Crossing    48,673
      Safeway Stores Inc .                       Damascus Center      45,189
      TJ MAXX                                    Westwood Plaza       28,480
      T-Bowl Inc.                                Preakness            27,195
      ------------------------------------------------------------------------

      (C)   Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our retail properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's retail properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings; FREIT's ability to service its debt; and FREIT's ability to make expected distributions to its shareholders, could be adversely affected. There are no leases, which FREIT considers material or significant in terms of any single property which expired during the fiscal year 2004 or which are scheduled to expire in the fiscal year 2005.

      D) Illiquidity of Real Estate Investments; Possibility that Value of FREIT's Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT's interest in its affiliates, Westwood Hills, S And A, and WaynePSC, are subject to transfer constraints imposed by the operating agreements, which govern FREIT's investment in these affiliates. Even without such restrictions on the transfer of its interests, FREIT believes that there would be a limited market for its interests in these affiliates.

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

            (ii)  Westwood Plaza Shopping Center, Westwood, N.J.

This property is in a HUD Flood Hazard Zone and serves as a local flood retention basin for part of Westwood, New Jersey. FREIT maintains flood insurance  in the amount of  $500,000  for the  subject  property,  which is the maximum available under the HUD Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods.

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

            (iv)  Preakness Shopping Center, Wayne, NJ

Prior to its purchase by WaynePSC, a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former Dry Cleaner tenant.

The seller of the center to WaynePSC is in the process of performing the remedial work in accordance with the requirements of the NJDEP. Additionally, the seller has escrowed the estimated cost of the remediation and has purchased a cap-cost insurance policy covering any expenses over and above the estimated cost.

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

b) FREIT has determined that several of its properties contain lead based paint ("LBP"). FREIT complies with all Federal, state and local requirements as they pertain to LBP.

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

      (C)   Zoning Ordinances

Local zoning ordinances may prevent FREIT from renovating, expanding or converting its existing properties, for their highest and best use as determined by FREIT's Board of Trustees. The Board of Trustees is not aware of any such zoning impediments to the development of the Rockaway Township and South Brunswick Properties described herein (See Item I (a) iii).

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

Residential Apartment Properties as of October 31, 2004:
--------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                 Average                   Depreciated Cost
                                                                  Annual        Mortgage   of Buildings and
                                   Year                        Occupancy         Balance          Equipment
  Property and Location        Acquired      No. of Units           Rate          ($000)             ($000)
------------------------------------------------------------------------------------------------------------
Lakewood Apts.                     1962                40          93.5%            None(1)        $    107
Lakewood, NJ

Palisades Manor                    1962                12          95.5%            None(1)        $     39
Palisades Park, NJ

Grandview Apts.                    1964                20          96.9%            None(1)        $    118
Hasbrouck Heights, NJ

Height Manor                       1971                79          96.9%        $  3,422           $    575
Spring Lake Heights, NJ

Hammel Gardens                     1972                80          94.7%        $  4,996           $    809
Maywood, NJ

Steuben Arms                       1975               100          90.8%        $  6,930           $  1,335
River Edge, NJ

Berdan Court                       1965               176          96.0%        $ 13,704           $  1,555
Wayne, NJ

Pierre Towers (3)                  2004               269          92.6%        $ 34,125           $ 45,213
Hackensack, NJ

Westwood Hills (2)                 1994               210          95.1%        $ 17,592           $ 13,097
Westwood, NJ
------------------------------------------------------------------------------------------------------------

(1) Security for draws against FREIT's Credit Line. As of October 31, 2004 there were no draws outstanding.

(2) FREIT owns a 40% equity interest in Westwood Hills. See Investment in Affiliates.

(3) Pierre Towers is 100% owned by S & A Commercial Associates LP, which is 75% owned by FREIT.

Retail Properties as of October 31, 2004:
-----------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                                     Average                    Depreciated Cost
                                          Leaseable Space-            Annual        Mortgage    of Buildings and
                                Year           Approximate         Occupancy         Balance           Equipment
 Property and Location      Acquired               Sq. Ft.              Rate          ($000)              ($000)
----------------------------------------------------------------------------------------------------------------
Franklin Crossing               1966(2)             87,041             99.5%           None(1)          $  9,448
Franklin Lakes, NJ

Westwood Plaza                  1988               173,854             99.9%      $   9,758             $ 11,309
Westwood, NJ

Westridge Square                1992               256,620             88.6%      $  16,885             $ 20,868
Frederick, MD

Pathmark Super Store            1997                63,962            100.0%      $   6,553             $  9,390
Patchogue, NY

Glen Rock, NJ                   1962                 4,800             76.9%           None(1)          $    187

Preakness Center (3)            2002               322,136             92.1%      $  32,000             $ 32,777
Wayne, NJ

Damascus Center                 2003               139,878             80.9%      $   2,279             $  9,786
Damascus, MD

Rockaway Township, NJ        1964/1963   1+/- Acre Landlease          100.0%           None             $    139
----------------------------------------------------------------------------------------------------------------

(1) Security for draws against FREIT's Credit Line. As at October 31, 2004 there were no draws outstanding.

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,041 sq. ft. center that opened in October 1997.

(3)   FREIT owns a 40% equity interest in WaynePSC that owns the center.

Vacant Land as of October 31, 2004:
-----------------------------------

                                                                    Permitted Use
                                                                    per Local               Acreage Per
Location(1)                 Acquired        Current Use             Zoning Laws             Parcel
-------------------------------------------------------------------------------------------------------
Franklin Lakes, NJ              1966        None                    Residential                4.27

Rockaway Township, NJ(2)     1964/1963      None                    Multi Family / Retail     18.26

Wayne, NJ                       2002        None                    Commercial                  2.1

So. Brunswick, NJ(3)            1964        Principally leased      Industrial                   33
                                            as farmland
                                            qualifying for state
                                            farmland assessment
                                            tax treatment
-------------------------------------------------------------------------------------------------------

(1)   All of the above land is unencumbered.

(2) FREIT has received approval for the construction of 129 garden apartment units on this land.

(3) Site plan approval has been received for the construction of a 563,000 square foot industrial building.

FREIT believes that it has a diversified portfolio of residential and retail properties. FREIT's business is not materially dependent upon any single tenant or any one of its properties. The following Table lists FREIT's properties that have contributed 15% or more of FREIT's total revenue in one (1) or more of the last three (3) fiscal years.

                                                Fiscal Year Ended
                                                   October 31,
                                           ----------------------------
                                           2004         2003       2002
                                           ----         ----       ----

            Preakness Center (1)           17.2%       15.9%       0.0%

            (1)   Center acquired November 2002.

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

FREIT and its Affiliate's retail shopping center properties have twelve (12) anchor / major tenants, that account for approximately 53% of the space leased. The balance of the space is leased to one hundred twenty (120) satellite tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

            ---------------------------------------------------------------------------------------------------
                                                                                                        No. Of
                                          Net Leaseable                                              Satellite
               Shopping Center                    Space             Anchor/Major Tenants               Tenants
            ---------------------------------------------------------------------------------------------------
            Westridge Square                   254,970       Giant Supermarket                             26
            Frederick, MD                                    Burlington Coat Factory

            Franklin Crossing                   87,868       Stop & Shop                                   18
            Franklin, Lakes, NJ

            Westwood Plaza                     173,875       Kmart Corp                                    20
            Westwood, NJ                                     TJMaxx

            Preakness Center (1)               322,136       Stop & Shop                                   40
            Wayne, NJ                                        Macy's
                                                             CVS
                                                             Annie Sez
                                                             Clearview Theaters

            Damascus Center                    139,878       Safeway Stores                                16
            Damascus, MD                                     Damascus Rd Comm. Church
            ---------------------------------------------------------------------------------------------------

            (1)   FREIT has a 40% interest in this center.

With respect to most of FREIT's retail  properties,  lease terms range from five
(5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT's retail properties averaged a 93.9% occupancy rate with respect to FREIT's available leasable space

Leases for FREIT's apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 95.7% occupancy rate with respect to FREIT's available apartment units.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of FREIT's 2004 fiscal year.

ITEM 4A EXECUTIVE OFFICERS OF FREIT

The executive officers of FREIT as of February 7, 2005 are listed below. Brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information, which follows the table.

As a result of Hekemian being responsible for managing the day-to-day operations of FREIT's properties, the executive officers, with the exception of Mr. Robert
S. Hekemian, are not required to devote a significant part of their business activities to their duties as executive officers of FREIT. See "Item 1(c) Narrative Description of Business - Management Agreement." Except for Mr. Aiello, Secretary, and Executive Secretary of FREIT, each of the executive officers is also a Trustee of FREIT.

      The executive officers of FREIT are as follows:

               Name                          Age                     Position
               ----                          ---                     --------
               Robert S. Hekemian             73          Chairman of the Board and Chief
                                                          Executive Officer

               Donald W. Barney               64          President, Treasurer and Chief Financial
                                                          Officer

               John A. Aiello, Esq.           55          Secretary and Executive Secretary

Robert S. Hekemian has been active in the real estate industry for more than fifty (50) years. Mr. Hekemian has served as Chairman of the Board and Chief Executive Officer of FREIT since 1991, and as a Trustee since 1980. From 1981 to 1991, Mr. Hekemian was President of FREIT. Mr. Hekemian directly devotes approximately fifty to sixty percent (50% - 60%) of his time to execute his duties as an executive officer of FREIT. Mr. Hekemian is also the Chairman of the Board and Chief Executive Officer of Hekemian. See "Item 1(c) Narrative Description of Business - Management Agreement." Mr. Hekemian is a director of the Pascack Community Bank. Mr. Hekemian is also a director, partner and officer in numerous private real estate corporations and partnerships.

      Donald W. Barney has served as President of FREIT since 1993, as a Trustee since 1981, and was elected Treasurer and Chief Financial Officer in January 2003. Mr. Barney devotes approximately fifteen percent (15%) of his time to execute his duties as an executive officer of FREIT. Mr. Barney was associated with Union Camp Corporation, a diversified manufacturer of paper, packaging products, chemicals, and wood products, from 1969 through December 31, 1998, as Vice President and Treasurer. Mr. Barney was a director of Ramapo Financial Corporation until it was acquired, in May 1999 by another financial institution, and is a partner and director in several other private real estate investment companies, and a director of the Hilltop Community Bank.

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

PART II
-------

ITEM 5 MARKET FOR FREIT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

      Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the "Shares"). The Shares represent FREIT's only authorized, issued and outstanding class of equity. As of February 7, 2005, there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board(R) Service (the "OTC Bulletin Board") provided by NASD, Inc. FREIT does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, at the end of the periods indicated, the Bid and Asked quotations for the Shares on the OTC Bulletin Board and have been adjusted for prior periods, to reflect the one-for-one share dividend paid in March 2004.

                                                       Bid          Asked
                                                       ---          -----
       Fiscal Year Ended October 31, 2004
       ----------------------------------
       First Quarter                                $   19.50     $   25.00
       Second Quarter                               $   22.75     $   23.00
       Third Quarter                                $   22.60     $   23.90
       Fourth Quarter                               $   22.50     $   23.00

                                                       Bid          Asked
                                                       ---          -----
       Fiscal Year Ended October 31, 2003
       ----------------------------------
       First Quarter                                $   11.25     $   16.00
       Second Quarter                               $   12.25     $   12.87
       Third Quarter                                $   12.75     $   13.12
       Fourth Quarter                               $   14.12     $   18.00

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, Inc., members of the New York Stock Exchange and other national securities exchanges.

      Dividends

      The holders of Shares are entitled to receive distributions as may be declared by FREIT's Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees' present policy is to distribute annually at least ninety percent (90%) of FREIT's REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 2004 and fiscal 2003, FREIT paid or declared aggregate total dividends of $1.10 and $0.90 per share, respectively, to the holders of Shares. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders."

      Securities Authorized for Issuance Under Equity Compensation Plans

See table included in "Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 6 SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2004 are derived from financial statements that have been audited and reported upon by J.H. Cohn LLP, Independent Registered Public Accounting Firm for FREIT and have been restated to include the accounts of Westwood Hills and WaynePSC. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and with FREIT's consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,                               2004           2003           2002           2001           2000
                                                ----           ----           ----           ----           ----
                                                                    (in thousands of dollars)
Total Assets                                 $ 190,575      $ 155,764      $ 110,485      $ 110,958      $ 111,438

Long-Term Obligations                        $ 148,244      $ 126,767      $  83,188      $  84,350      $  85,399

Shareholders' Equity                         $  31,167      $  22,140      $  21,903      $  21,588      $  21,144

Weighted average shares outstanding:
 Basic                                           6,378          6,268          6,240          6,240          6,240
 Diluted                                         6,658          6,522          6,466          6,266          6,240

INCOME STATEMENT DATA:
Year Ended October 31,                         2004           2003           2002           2001           2000
                                               ----           ----           ----           ----           ----
                                                       (in thousands of dollars, except per share amounts)
Revenue:
 Revenue from real estate operations         $  30,356      $  25,399      $  19,571      $  18,832      $  18,182

Expenses:
 Real estate operations                         11,459          9,133          6,460          6,566          5,967
 General and administrative expenses               689            592            449            539            365
 Depreciation                                    3,677          2,839          2,155          2,122          2,045
 Minority interest                                 416            374            404            286            260
                                             ---------      ---------      ---------      ---------      ---------
  Totals                                        16,241         12,938          9,468          9,513          8,637
                                             ---------      ---------      ---------      ---------      ---------

Operating income                                14,115         12,461         10,103          9,319          9,545

Investment income                                  183            201            249            680            834
Interest expense including amortization
  of deferred financing costs                   (9,046)        (7,838)        (5,480)        (5,543)        (5,634)
                                             ---------      ---------      ---------      ---------      ---------
  Income from continuing operations              5,252          4,824          4,872          4,456          4,745

Discontinued operations:
Income from discontinued operations,
 net of minority interests *                     9,958            741            809            244             14
                                             ---------      ---------      ---------      ---------      ---------
   Net income                                $  15,210      $   5,565      $   5,681      $   4,700      $   4,759
                                             =========      =========      =========      =========      =========

* Includes gain on disposal of $12,681 and $475 in fiscal years 2004 and 2002, respectively.

Basic earnings per share:
 Continuing operations                       $    0.82      $    0.77      $    0.78      $    0.71      $    0.76
 Discontinued operations                     $    1.56      $    0.12      $    0.13      $    0.04      $    0.00
                                             ---------      ---------      ---------      ---------      ---------
  Net income                                 $    2.38      $    0.89      $    0.91      $    0.75      $    0.76
                                             =========      =========      =========      =========      =========

Diluted earnings per share:
 Continuing operations                       $    0.79      $    0.74      $    0.75      $    0.71      $    0.76
 Discontinued operations                     $    1.50      $    0.11      $    0.13      $    0.04      $    0.00
                                             ---------      ---------      ---------      ---------      ---------
  Net income                                 $    2.29      $    0.85      $    0.88      $    0.75      $    0.76
                                             =========      =========      =========      =========      =========

Cash Dividends Declared Per Common Share     $    1.10      $    0.90      $    0.86      $    0.69      $    0.67
                                             =========      =========      =========      =========      =========

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ---------------------------------------------------------------------------

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

     ---------------------------------------------------------------------------

Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income from our residential and retail properties and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned Affiliate, Westwood Hills, which owns a residential apartment property and beginning in fiscal 2003, we began receiving income from our 40% owned affiliate WaynePSC that owns the Preakness shopping center. Our policy has been to acquire real property for long-term investment.

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

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 75% owned subsidiary, S And A and its wholly-owned subsidiary, Damascus Centre, LLC, commencing with the quarter ended April 30, 2004, and has restated its October 31, 2003 balance sheet and the prior periods reported in this Form 10-K. The consolidation of these two entities did not have any impact on FREIT's equity, net income, or earnings per share.

In December 2004, the FASB issued SFAS No. 123 (R) "Accounting for Stock-Based Compensation." SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for FREIT as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on FREIT's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS 148, which amends SFAS 123. SFAS 148 provides alternate methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. However, we do not expect to make such a change. In addition, SFAS 148 amends SFAS 123 to require more prominent annual and quarterly disclosures in the financial statements about the effects of using the intrinsic value method rather than the fair value method for stock-based compensation. The adoption of this provision of SFAS 148 did not have a material impact on FREIT's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The adoption of the provisions of SFAS 149 did not have a material impact on FREIT's consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have any impact on FREIT's consolidated financial statements.

In  November  2002,  the EITF  reached  a  consensus  on EITF  00-21,  "Revenue
Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus was effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the provisions of EITF 00-21 did not have a material impact on FREIT's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation, among other things, clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of the initial recognition and measurement provisions of the Interpretation was required for guarantees issued or modified after December 31, 2002. Such adoption did not have a material impact on FREIT's consolidated financial statements.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Annual Report, have been applied consistently as at October 31, 2004 and 2003, and for the years ended October 31, 2004, 2003 and 2002. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Valuation of Long-Lived Assets: We periodically assess the carrying value of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. When FREIT determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flow method determined by FREIT's management. While we believe that our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

Results of Operations:

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. During 2002 and 2004, FREIT sold its Camden, NJ and its Olney, MD properties, respectively. FREIT has reclassified the net income (loss) from the operation,of these properties as Discontinued Operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of these properties within the consolidated statements of income. The results of this reclassification can be seen in "ITEM 6 SELECTED FINANCIAL DATA" above and in the Consolidated Financial Statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K.

Since we consider net income from continuing operations (which excludes the operations of the Camden and Olney properties) to be the most significant element of net income, all references and comparisons refer to this item unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated), and refer to earnings per share from continuing operations and have been adjusted to reflect the one-for-one share dividends paid in October 2001 and March 2004.

Results of Operations:

Fiscal Year Ended October 31, 2004 and 2003

Revenues for the fiscal year ended October 31, 2004 ("Fiscal 2004") increased $4,939,000 or 19.3% over revenues for the fiscal year ended October 31, 2003 ("Fiscal 2003"). The components of the increase are summarized in this chart:

                                               Year Ended
                                               October 31,
                                           ------------------      Increase
                                             2004        2003     (Decrease)
                                             ----        ----     ----------

            Retail revenues:
             Same properties(1)            $16,105     $15,304     $   801
             New Properties                  1,253         265         988
                                           -------     -------     -------
                                            17,358      15,569       1,789
                                           -------     -------     -------
            Residential revenues:
             Same properties(1)              9,978       9,830         148
             New Properties                  3,020                   3,020
                                           -------     -------     -------
                                            12,998       9,830       3,168
                                           -------     -------     -------

            Total real estate revenues      30,356      25,399       4,957

            Investment income
               and other                       183         201         (18)
                                           -------     -------     -------

             Total Revenues                $30,539     $25,600     $ 4,939
                                           =======     =======     =======

            (1)   Properties operated since the beginning of fiscal 2003.

New Properties, specifically The Pierre, generated the major increase in revenues. The Pierre is a 269-apartment high-rise residential property in Hackensack, NJ, that was purchased in July 2004.

Income from continuing operations increased $428,000 (8.9%) to $5,252,000 for Fiscal 2004 from Fiscal 2003.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT's real estate segments.

                                          Retail                                     Residential                      Combined
                        ------------------------------------------  -----------------------------------------  -------------------
                             Year Ended                                 Year Ended
                        -------------------                         ------------------                              Year Ended
                             October 31,      Increase  (Decrease)      October 31,       Increase (Decrease)       October 31,
                        -------------------   --------------------  ------------------    -------------------  -------------------
                          2004        2003         $          %      2004       2003         $         %        2004         2003
                                  (in thousands)                           (in thousands)                         (in thousands)
                        ------------------------------              -----------------------------              -------------------
Rental income           $12,699     $11,195    $ 1,504      13.4%   $12,843    $ 9,737     $3,106     31.9%    $25,542     $20,932
Percentage rent              57         129        (72)                                        --                   57         129
Reimbursements            4,229       3,943        286       7.3%                              --                4,229       3,943
Other                        36          26         10      38.5%       155         93         62     66.7%        191         119
                        ----------------------------------------    --------------------------------------     -------------------
  Total Revenue          17,021      15,293      1,728      11.3%    12,998      9,830      3,168     32.2%     30,019      25,123

Operating expenses        5,663       5,237        426       8.1%     5,794      3,896      1,898     48.7%     11,457       9,133
                        ----------------------------------------    --------------------------------------     -------------------

Net operating income    $11,358     $10,056    $ 1,302      12.9%   $ 7,204    $ 5,934     $1,270     21.4%     18,562      15,990
                        =========================================   ======================================
Average
Occupancy %               92.1%       91.5%                  0.6%     94.4%      96.2%                -1.8%
                          ====        ====                   ===      ====       ====                  ===

                                              Reconciliation to consolidated net income:
                                                 Deferred rents - straight lining                                  335         276
                                                 Net investment income                                             183         201
                                                 General and administrative expenses                              (689)       (592)
                                                 Depreciation                                                   (3,677)     (2,839)
                                                 Financing costs                                                (9,046)     (7,838)
                                                 Minority interest                                                (416)       (374)
                                                                                                               -------------------
                                                 Net income from continuing operations                           5,252       4,824
                                                 Discontinued operations                                         9,958         741
                                                                                                               -------------------
                                                              Net income                                       $15,210      $5,565
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

RETAIL SEGMENT

During Fiscal 2004 revenues increased $1,728,000 (11.3%) to $17,021,000 and NOI increased $1,302,000 (12.9%) to $11,358,000. $850,000 of the NOI increase is attributable to the new properties of the Damascus Shopping Center, acquired July 2003, and rent from our land lease in Rockaway Township, NJ, that commenced December 2003. Revenues from same properties increased 5.2% to $16,105,000 and NOI from same properties increased $612,000 (6.2%) to $10,508,000. The reasons for the favorable increases are attributable to higher occupancy for full Fiscal 2004 and higher rents.

RESIDENTIAL SEGMENT

Residential revenue increased $3,168,000 (32.2%) to $12,998,000 during Fiscal 2004 from $9,830,000 for Fiscal 2003. As indicated above, the principal amount of the increase was attributable to the operations of The Pierre, which has been included in operations for the period from April 15, 2004 through October 31, 2004. The Pierre, a 269-apartment unit high rise in Hackensack, NJ, was acquired by S And A, FREIT's 75% owned subsidiary.

While revenues at the same properties (properties operated since the start of Fiscal 2003) increased slightly to $9,978,000 during Fiscal 2004 from $9,830,000 for Fiscal 2003, average occupancy for the same properties decreased to 94.8% during Fiscal 2004 compared to 96.2% for Fiscal 2003. The decreased in occupancy was the result of weakened demand for rental housing in our markets. This reduced occupancy, coupled with rent concessions, higher advertising, painting and decorating expenses, resulted in the NOI of our same properties falling $210,000 (3.5%) to $5,723,000 for Fiscal 2003 from $5,933,000 for Fiscal 2003.

We feel the rental housing demand has firmed, as occupancies are increasing and concessions eliminated. We expect fiscal 2005 to show improved operating results in the residential segment.

While demand During Fiscal 2004 was sluggish, average monthly asking rents at our same properties increased 2.1% to $1,192, from $1,167 during Fiscal 2003. Average asking monthly rents for all properties, including The Pierre, were $1,529.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual decline of $158,000 and $149,000 respectively.

During Fiscal 2004 we expended $416,000 ($580 per apartment unit), excluding The Pierre, to improve and maintain the competitiveness of our apartments. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. At The Pierre a major renovation program has been started. We intend to modernize, where required, all apartments and modernize some of the buildings mechanical services. This renovation is expected to take, at least, several years to complete and will be financed from operating cash flow in cash reserves.

Rockaway Township, NJ

We own approximately 20 +/- acres of undeveloped land in Rockaway Township, NJ. Building plan approval has been received from Rockaway Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investments. We have received final water allocation and sewer approval from the NJ Department of Environmental Protection. As soon as construction agreements are negotiated and finalized, construction will begin and is expected to last twelve to eighteen months.

NET INVESTMENT INCOME

Net investment income decreased approximately 9% to $183,000 for Fiscal 2004 compared to $201,000 for Fiscal 2003. Net investment income is principally derived from interest earned from our cash on deposit in institutional money market funds. The amount of earnings is dependent on prevailing interest rates in effect from time-to-time.

FINANCING COSTS

Financing costs are summarized as follows:

                                        Year Ended
                                        October 31,
                                      --------------
                                      2004      2003
                                      ----      ----
                                           ($000)
            Fixed rate Mortgages
             1st Mortgages
             Existing                $7,040     $7,323
              New (1)                 1,162         59
             2nd Mortgages
              New (1)                   564        243
            Credit Line                  23
            Other                        61         36
                                     ------     ------
                                      8,850      7,661
            Amortization of
             Mortgage Costs             196        177
                                     ------     ------
            Financing Costs          $9,046     $7,838
                                     ======     ======

            (1)   Mortgages not in place at beginning of Fiscal 2003.

Financing costs for Fiscal 2004 increased by $1,208,000 (15.4%) compared to Fiscal 2003. The principal reasons for the increase were the new first mortgage loans on FREIT's acquisitions of the Damascus S/C in 2003 and The Pierre during Fiscal 2004; and the result of a full years interest expense on the 2nd mortgages placed on several of our residential properties during Fiscal 2003. Additionally, FREIT incurred interest costs for draws against its credit line to purchase The Pierre.

GENERAL AND ADMINISTRATIVE EXPENSES

Our General and Administrative expenses increased 16.4% to $689,000 for Fiscal 2004 from $592,000 for Fiscal 2003. The principal reasons for the increase were higher Officer and Trustee's fees for Fiscal 2003, higher NJ income taxes, and increases in legal fees.

DEPRECIATION

Depreciation expense in fiscal 2004 increased $838,000 (29.5%) to $3,677,000 from $2,839,000 for Fiscal 2003. The principal reasons for the increase was the acquisition of The Pierre during Fiscal 2004, and a full year's depreciation take on the Damascus S/C which was purchased during Fiscal 2003.

Results of Operations:

Fiscal Years Ended October 31, 2003 and 2002

Revenues for the fiscal year ended October 31, 2003 ("Fiscal 2003") increased $5,780,000 or 29% over revenues for the fiscal year ended October 31, 2002 ("Fiscal 2002"). The components of the increase are summarized in this chart:

                                               Year Ended
                                               October 31,
                                            -----------------     Increase
                                            2003         2002     (decrease)
                                            ----         ----     ----------

            Retail revenues:
             Same properties (1)           $10,445     $10,063     $   382
             New Properties                  5,124          --       5,124
                                           -------     -------     -------
                                            15,569      10,063       5,506
                                           -------     -------     -------
            Residential revenues:
             Same properties (1)             9,830       9,508         322
                                           -------     -------     -------
                                             9,830       9,508         322
                                           -------     -------     -------

            Total real estate revenues      25,399      19,571       5,828

            Investment income
               and other                       201         249         (48)
                                           -------     -------     -------

             Total Revenues                $25,600     $19,820     $ 5,780
                                           =======     =======     =======

            (1)   Properties operated since the beginning of fiscal 2002.


Income from continuing operations decreased marginally to $4,824,000 for Fiscal 2003 from $4,872,000 for Fiscal 2002.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT's real estate segments:

                                       Retail                                         Residential                     Combined
                        ---------------------------------------      -----------------------------------------   ------------------
                            Year Ended                                   Year Ended
                        -----------------                            ------------------                              Year Ended
                            October 31,     Increase (Decrease)          October 31,       Increase (Decrease)       October 31,
                        -----------------   -------------------      ------------------    -------------------   ------------------
                          2003      2002         $          %          2003       2002         $          %        2003       2002
                              (in thousands)                                (in thousands)                         (in thousands)
                        ----------------------------                 -----------------------------               ------------------
Rental income           $11,195    $7,334    $ 3,861      52.6%      $ 9,737    $ 9,407      $ 330      3.5%     $20,932    $16,741
Percentage rent             129       108         21                                            --                   129        108
Reimbursements            3,943     2,283      1,660      72.7%                                 --                 3,943      2,283
Other                        26        75        (49)    -65.3%           93        101         (8)    -7.9%         119        176
                        --------------------------------------       --------------------------------------       -----------------
  Total Revenue          15,293     9,800      5,493      56.1%        9,830      9,508        322      3.4%      25,123     19,308

Operating expenses        5,237     2,906      2,331      80.2%        3,896      3,554        342      9.6%       9,133      6,460
                        --------------------------------------       --------------------------------------       -----------------

Net operating income    $10,056    $6,894    $ 3,162      45.9%      $ 5,934    $ 5,954      $ (20)    -0.3%      15,990     12,848
                        ======================================       ======================================
Average
Occupancy %               91.5%     96.9%                 -5.4%        96.2%      96.4%                -0.2%
                          =====     =====                 =====        =====      =====                =====

                                                     Reconciliation to consolidated net income:
                                                         Deferred rents - straight lining                            276        263
                                                         Net investment income                                       201        249
                                                         General and administrative expenses                        (592)      (449)
                                                         Depreciation                                             (2,839)    (2,155)
                                                         Financing costs                                          (7,838)    (5,480)
                                                         Minority interest                                          (374)      (404)
                                                                                                                 ------------------
                                                         Net income from continuing operations                     4,824      4,872
                                                         Discontinued operations                                     741        809
                                                                                                                 ------------------
                                                                      Net income                                 $ 5,565     $5,681
                                                                                                                 ==================

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

RETAIL SEGMENT

During Fiscal 2003, revenues increased by $5,493,000 (56.1%) and NOI increased by $ 3,162,000 (45.9%) in spite of average occupancy declining 5.4% to 91.5% from 96.9% for Fiscal 2002.

Revenues and NOI from same properties (those properties included for a full year in fiscal 2003 and 2002) for Fiscal 2003 increased by $508,000 (5.2%) and $195,000 (2.8%) respectively over Fiscal 2002. The balance of the revenue and NOI increase came from our Damascus Center that we acquired on July 31, 2003, and the Preakness Center that was acquired on November 1, 2002.

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

Westridge Square:

In February 2003 Westridge Cinema ("Tenant") closed its theater and ceased paying rent. Tenant's lease expires April 30, 2007. Total rent and expense reimbursements currently aggregate approximately $488,000 per year. FREIT and Tenant have agreed on the terms of a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million to terminate the lease. The mortgage lender has agreed to the termination agreement with the stipulation that the entire lump sum payment made by the Tenant be deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, or (b) the balance of the undisbursed $750,000 will be disbursed once the mortgage lender is provided with a Certificate of Occupancy ("C of O") covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement ("TI") Reserve, will be disbursed to FREIT at the earlier of (a) in $250,000 increments as comparable amounts of TI's are incurred, or (b) when a C of O is obtained and the space vacated by the Tenant is leased and re-occupied, or (c) when the mortgage loan has been re-paid.

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

FREIT plans to demolish the existing buildings, with the exception of the freestanding McDonald's restaurant. A new Shopping Center will be constructed of approximately 145,000 SF, of which 58,000 SF is expected to be occupied by a new, prototype supermarket. A smaller building will be constructed on an out parcel which will accommodate the office tenants as well as some smaller, retail space. This plan to construct a new center is subject to obtaining all approvals and building permits from the various governing authorities. Construction costs for the new center are estimated at approximately $13 million. Construction is expected to begin during the latter part of 2005.

RESIDENTIAL SEGMENT

Residential revenue increased by $322,000 (3.4%) to $9,830,000 during Fiscal 2003 from $9,508,000 during Fiscal 2002. Average occupancy for both Fiscal 2003 and Fiscal 2002 remained substantially unchanged at 96.25 and 96.45 respectively. NOI decreased marginally to $5,934,000 for Fiscal 2003 compared to $5,954,000 for Fiscal 2002. The increase in revenue during Fiscal 2003 was more than offset by increased expenses (snow removal and heating costs) brought on by the severe 2002/2003 winter.

While the demand for apartments was weak at the start of Fiscal 2003, demand at our properties picked up as evidenced by average annual asking monthly rents increasing 3.6% to $1,167 from $1,126 during Fiscal 2002. As at October 31, 2003, average asking monthly rents were $1,167

Our residential revenue is principally composed of monthly apartment rental income. Total apartment rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual decline in revenues of approximately $100,000.

In keeping with our policy of improving our apartments and maintaining their competitiveness, we invested $596,000 ($831 per apartment) in our capital program during Fiscal 2003. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties.

We own 20 +/- acres of undeveloped land in Rockaway, NJ, and have received building plan approval and a water allocation from the Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investment. We expect construction to commence by the summer of 2005. Through October 31, 2003 approximately $260,000 of pre-construction development costs have been expended and deferred.

Approximately one (1) acre of the Rockaway Township land has been sub-divided and leased to a bank. Rent under the land lease commenced in December 2003.

NET INVESTMENT INCOME

Net investment income decreased 19.3% to $201,000 in Fiscal 2003 compared to $249,000 for Fiscal 2002. Net investment income for the past two years was principally interest earned from our investments in money market funds. The lower interest rate environment during Fiscal 2003 compared to Fiscal 2002, coupled with lower average investment balances, due to the acquisition of the Damascus shopping center, accounted for the reduced investment income. Our average yield during Fiscal 2003 was approximately 1.6% compared to 1.9% during Fiscal 2002.

FINANCING COSTS

Financing costs are summarized as follows:

                                        Year Ended
                                        October 31,
                                     -----------------
                                      2003       2002
                                      ----       ----
                                          ($000)
            Fixed rate Mortgages
             1st Mortgages
             Existing                $5,162     $5,353
              New (1)                 2,220         --
             2nd Mortgages
              New (1)                   243         --
            Other                        36         14

                                     ------     ------
                                      7,661      5,367
            Amortization of
             Mortgage Costs             177        113

                                     ------     ------
            Financing Costs          $7,838     $5,480
                                     ======     ======

            (1)   Mortgages not in place at beginning of fiscal 2002.

Financing costs for Fiscal 2003 increased $2,358,000 (43%) to $7,838,000 from $5,480,000 for Fiscal 2002. The increase is principally attributable to the mortgages on FREIT's acquisitions of the Preakness Center in Wayne,NJ, and the Damascus Center in Damascus, MD. The decrease in financing costs from existing mortgages is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization.

During November 2002, we renegotiated the terms of the first mortgage note on our retail property in Patchogue, NY. The mortgage note, which had an outstanding principal balance of $6.9 million, was due on January 1, 2005, and carried a fixed interest rate of 7.375%. The due date has been extended three years (3) and the interest rate was reduced to a fixed interest rate of 5.95%. This interest rate reduction will reduce FREIT's interest costs and debt service requirements going forward.

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

As a result of the second mortgage financing, and the first mortgage debt assumed from the acquisition of the Damascus shopping center, financing costs for the fiscal year ending October 31, 2004 are expected to increase.

On June 30, 2003, Wayne PSC refinanced its original $26.5 million first mortgage loan with a new $32.5 million mortgage loan. The term of the new loan is thirteen (13) years, with interest fixed at 6.04%, and the loan will require interest only payments for the first three years and thereafter be amortized over a 25-year life. FREIT received $2.4 million of the net re-finance proceeds as a distribution from WaynePSC.

GENERAL AND ADMINISTRATIVE EXPENSES

Our General and Administrative expenses increased to $592,000 in Fiscal 2003 from $449,000 in Fiscal 2002. The increase in Fiscal 2003 results principally from increased Officer and Trustee's fees.

DEPRECIATION

Depreciation expense in Fiscal 2003 increased $2.839 million compared to $2.155 million for Fiscal 2002. Most of this increase is attributable to the acquisition of the Damascus and Preakness shopping centers and to capital improvements made to our properties during Fiscal 2003.

                          -----------------------------

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $11.3 million for Fiscal 2004 compared to $6.2 million for Fiscal 2003. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2004, we had cash and marketable securities totaling $18.8 million compared to $14.4 million at October 31, 2003. These funds are available for construction, property acquisitions and general needs.

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

At October 31, 2004, FREIT's aggregate outstanding mortgage debt was $148.2 million. This debt bears a fixed weighted average interest rate of 6.451%, and an average life of approximately 8 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

                          --------------------------
                             Year       $ Millions
                          --------------------------
                             2007         $ 15.7
                          --------------------------
                             2008         $  5.9
                          --------------------------
                             2010         $ 12.3
                          --------------------------
                             2013         $  8.0
                          --------------------------
                             2014         $ 26.1
                          --------------------------
                             2016         $ 24.7
                          --------------------------
                             2019         $ 28.3
                          --------------------------

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2003 and 2002:

                                          October 31,           October 31,
                 (In Millions)                2004                  2003
                 -------------                ----                  ----

                 Fair Value                  $158.1                $131.7
                 Carrying Value              $148.2                $126.8

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a one percent interest rate increase would reduce the fair value of our debt by $7.7 million, and a one percent decrease would increase the fair value by $7.3 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudentially be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line:

FREIT's $14 million line of credit expired on January 21, 2005 (extended date) and has been replaced by an $18 million line of credit. The line of credit well to for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters-of-credit. Draws against the credit line are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90 day periods, based on out choice of the prime rate or at 175 basis points over the 30, 60, or 90 day LIBOR rates at the time of the draws.

During Fiscal 2004 FREIT borrowed $3.9 million against its credit line to use for the purchase of The Pierre. This borrowing was repaid in June 2004. As of October 31, 2004 there were no draws outstanding against this line. As at January 19, 2005 the credit line has been utilized for the issuance of a $2 million Letter of Credit for the benefit of the Township of Rockaway in connection with our construction of 129 garden apartment units.

On January 21, 2005 FREIT, taking advantage of an expired yield maintenance pre payment penalty, pre-paid the 9.25% fixed interest mortgage note secured by the Damascus Shopping Center, in the amount of approximately $2.3 million. FREIT used funds from its institutional money market account to make the pre-payment.

FREIT's total capital commitments, including long term debt, are summarized as follows:

            =======================================================================================
            CAPITAL COMMITMENTS
            (IN THOUSANDS OF DOLLARS)
            ---------------------------------------------------------------------------------------
                                                       Within       2 - 3       4 - 5      After 5
            ---------------------------------------------------------------------------------------
            Contractual Obligations         Total     One Year      Years       Years       Years
            ---------------------------------------------------------------------------------------
            Long-Term Debt (a)
             Annual Amortization          $ 27,492     $ 1,922     $ 4,845     $ 4,783     $ 15,942
             Balloon Payments              120,752                  15,671       5,893       99,188
            ---------------------------------------------------------------------------------------
                Total Long-Term Debt       148,244       1,922      20,516      10,676      115,130
                                          ---------------------------------------------------------

            ---------------------------------------------------------------------------------------
            Total Capital Commitments     $148,244     $ 1,922     $20,516     $10,676     $115,130
            =======================================================================================

(a) Excludes the impact of prepaying the $2.3 million Damascus Shopping Center mortgage.

Distributions to Shareholders

Since its inception in 1961, FREIT has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex operational requirements including that we must distribute to our shareholders at least 90% of our REIT taxable income. We anticipate making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, we generally intend to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends. Since it is FREIT's policy to pass on at least 90 percent of its taxable income to shareholders, FREIT's taxable income is untaxed at the Trust level. As a result, FREIT's dividends will be taxed as ordinary income.

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year's net income and taxable income. The Board has decided to fix the dividend for the first three quarters of fiscal 2005 at $.25 per share. The following tables list the quarterly dividends paid or declared for the three most recent fiscal years and the percent the dividends were of taxable income. Per share amounts have been adjusted to reflect the one-for-one share dividends paid in October 2001 and March 2004.

       ----------------------------------------------------------
                                Fiscal Year ended October 31,(1)
       ----------------------------------------------------------
                                 2004        2003          2002
       ----------------------------------------------------------
       First Quarter           $  0.20     $  0.175      $   0.15
       Second Quarter          $  0.20     $  0.175      $   0.15
       Third Quarter           $  0.20     $  0.175      $   0.15
       Fourth Quarter          $  0.50     $  0.375      $   0.41 (2)
       ----------------------------------------------------------
       Total For Year          $  1.10     $   0.90      $   0.86
       ----------------------------------------------------------

      (1) All prior periods adjusted for one-for-one stock split on March 31, 2004.

      (2) Includes special $0.075 dividend representing the gain on the sale of Camden property.

                                         ($000)
                                 ----------------------        Dividends
       Fiscal          Per         Total        Taxable        as a % of
        Year          Share      Dividends      Income       Taxable Income
       --------------------------------------------------------------------
        2004        $    1.10    $   7,064     $   5,700          123.9%
        2003        $    0.90    $   5,667     $   4,576          123.8%
        2002        $    0.86    $   5,366     $   5,258          102.1%
       --------------------------------------------------------------------

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

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources" and "Retail and Residential Segment" above.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  consolidated  financial  statements  and  supplementary  data of FREIT  are
submitted  as  a  separate  section  of  this  Annual  Report.   See  "Index  to
Consolidated Financial Statements" on page F-1 of this Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

TEM 9A: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT's disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT's management, including FREIT's Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT's disclosure controls and procedures are effective. There have been no significant changes in FREIT's internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning FREIT's trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2005.

The information concerning FREIT's executive officers required by this item is set forth in Item 4A of Part I of this Annual Report under the caption "Executive Officers of FREIT."

ITEM 11: EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2005.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K to be included as part of this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2005.

       Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of October 31, 2004 follows:

                                                                                          Number of securities
                                                                                          remaining available for
                                    Number of securities                                  future issuance under
                                    to be issued upon          Weighted-average           equity compensation
                                    exercise of                exercise price of          plans (excluding
                                    outstanding options,       outstanding options,       securities reflected in
                                    warrants and rights        warrants and rights        column (a))
   ----------------------------------------------------------------------------------------------------------------
   Plan category                           (a)                        (b)                        (c)
   Equity
   Compensation Plans                    570,000                     $7.50                      166,000
   approved by
   security holders (1)
   ----------------------------------------------------------------------------------------------------------------
   Equity
   Compensation Plans                       0                          0                           0
   not approved by
   security holders
   ----------------------------------------------------------------------------------------------------------------
   Total                                 570,000                     $7.50                      166,000
   ================================================================================================================

(1) FREIT's equity incentive plan provides for the issuance of awards to officers, trustees, employees and consultants in the form of nonqualified options to acquire shares of beneficial interest, restricted shares and other share based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item is incorporated by reference to the information contained in FREIT's Proxy Statement for its Annual Meeting to be held in April 2005 under the captions "Audit Fees," "Related Fees,"
" Tax Fees" and "All Other Fees."

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)   Financial  Statements

      (i)   Reports of Independent  Registered Public Accounting Firm, J.H. Cohn
            LLP

      (ii)  Consolidated Balance Sheets as of October 31, 2004 and 2003

      (iii) Consolidated   Statements  of  Income,   Comprehensive  Income,  and
            Undistributed Earnings for the years ended October 31, 2004, 2003 and 2002

      (iv) Consolidated Statements of Cash Flows for the years ended October 31, 2004, 2003 and 2002

      (v)   Notes to Consolidated Financial Statements

      Financial Statement Schedules:


      (i)   Real Estate and Accumulated Depreciation.

      Exhibits:

      See Index to Exhibits immediately following the Financial Statements.


(b)   Exhibits:

      See Index to Exhibits.

(c)   Financial Statement Schedules:

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

                                            First Real Estate Investment Trust
                                            of New Jersey


Dated: February 9, 2005                     By:/s/ Robert S. Hekemian
                                            -----------------------------

                                            Robert S. Hekemian, Chairman of the
                                            Board and Chief Executive Officer


                                            By: /s/ Donald W. Barney
                                            ------------------------------------

                                            Donald W. Barney
                                            President, Treasurer and Chief
                                            Financial Officer

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))
                -------------------------------------------------

                                                                         PAGE
                                                                         ----
(A) Financial Statements:

      Report of Independent Registerd Public Accounting Firm              F-2

      Consolidated Balance Sheets
           October 31, 2004 and 2003                                      F-3

      Consolidated Statements of Income, Comprehensive Income and
      Undistributed Earnings
           Years ended October 31, 2004, 2003 and 2002                    F-4

      Consolidated Statements of Cash Flows
           Years Ended October 31, 2004, 2003 and 2002                    F-5

      Notes To Consolidated Financial Statements                          F-6

(B) Financial Statement Schedules:

            XI - Real Estate and Accumulated Depreciation              F-22/F-23

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statement or notes thereto.

                                      * * *

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries ("FREIT") as of October 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of FREIT's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31,2004 and 2003, and their results of operations and cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, in 2004 FREIT adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No.51." Accordingly, FREIT consolidated certain affiliates which had previously been accounted for on the equity method and restated all prior periods presented.

Our audits referred to above included the information in Schedule XI, which presents fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.


/s/ J.H. Cohn LLP

Roseland, New Jersey
January 10, 2005

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2004 AND 2003

                                                                            2004               2003
                                                                            ----               ----
                                                                          (In Thousands of Dollars)
                                                                          -------------------------
                                 ASSETS
                                 ------
Real estate, at cost, net of accumulated depreciation                    $ 160,357         $ 116,290
Real estate held for sale                                                       --            14,426
Cash and cash equivalents                                                   18,843            14,437
Tenants' security accounts                                                   1,777             1,332
Sundry receivables                                                           3,102             4,326
Prepaid expenses and other assets                                            3,580             2,183
Deferred charges, net                                                        2,916             2,770
                                                                         ---------         ---------
                                                      Totals             $ 190,575         $ 155,764
                                                                         =========         =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
         Mortgages payable                                               $ 148,244         $ 115,895
         Mortgage applicable to real estate held for sale                       --            10,872
         Accounts payable and accrued expenses                               3,068             1,604
         Dividends payable                                                   3,212             2,367
         Tenants' security deposits                                          2,210             1,804
         Deferred revenue                                                      247               241
         Interest rate swap contract                                           160               201
                                                                         ---------         ---------
                                                Total liabilities          157,141           132,984
                                                                         ---------         ---------

Minority interest                                                            2,267               640
                                                                         ---------         ---------

Commitments and contingencies

Shareholders' equity:
         Shares of beneficial interest without par value:
            8,000,000 shares authorized;
            6,423,152 and 6,311,152  shares issued
            and outstanding                                                 20,694            19,854
         Undistributed earnings                                             10,633             2,487
         Accumulated other comprehensive loss                                 (160)             (201)
                                                                         ---------         ---------
                                  Total shareholders' equity                31,167            22,140
                                                                         ---------         ---------

                                                      Totals             $ 190,575         $ 155,764
                                                                         =========         =========

See Notes to Consolidated Financial Statements.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                             UNDISTRIBUTED EARNINGS
                   YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002

                        INCOME                             2004               2003               2002
                        ------                          ----------         ----------         ----------
                                                                   (In Thousands Of Dollars,
                                                                   Except Per Share Amounts)
Revenue:
  Rental income                                         $   25,937         $   21,336         $   17,112
  Reimbursements                                             4,229              3,945              2,283
  Sundry income                                                190                118                176
                                                        ----------         ----------         ----------
    Totals                                                  30,356             25,399             19,571
                                                        ----------         ----------         ----------

Expenses:
  Operating expenses                                         6,441              4,982              3,518
  Management fees                                            1,299              1,065                844
  Real estate taxes                                          4,408              3,678              2,547
  Depreciation                                               3,677              2,839              2,155
  Minority interest                                            416                374                404
                                                        ----------         ----------         ----------
    Totals                                                  16,241             12,938              9,468
                                                        ----------         ----------         ----------

Operating income                                            14,115             12,461             10,103

Investment income                                              183                201                249
Interest expense including amortization
  of deferred financing costs                               (9,046)            (7,838)            (5,480)
                                                        ----------         ----------         ----------
      Income from continuing operations                      5,252              4,824              4,872
                                                        ----------         ----------         ----------
Discontinued operations:
    Income from discontinued operations                        597                988                470
    Gain on disposal                                        12,681                 --                475
    Minority interest in discontinued operations            (3,320)              (247)              (136)
                                                        ----------         ----------         ----------
Income from discontinued operations                          9,958                741                809
                                                        ----------         ----------         ----------
          Net income                                    $   15,210         $    5,565         $    5,681
                                                        ==========         ==========         ==========

Basic earnings per share:
  Continuing operations                                 $     0.82         $     0.77         $     0.78
  Discontinued operations                                     1.56               0.12               0.13
                                                        ----------         ----------         ----------
    Net income                                          $     2.38         $     0.89         $     0.91
                                                        ==========         ==========         ==========

Diluted earnings per share:
  Continuing operations                                 $     0.79         $     0.74         $     0.75
  Discontinued operations                                     1.50               0.11               0.13
                                                        ----------         ----------         ----------
    Net income                                          $     2.29         $     0.85         $     0.88
                                                        ==========         ==========         ==========

Weighted average shares outstanding:
  Basic                                                      6,378              6,268              6,239
  Diluted                                                    6,658              6,523              6,466

              COMPREHENSIVE INCOME
              --------------------
Net Income                                              $   15,210         $    5,565         $    5,681
Other comprehensive income (loss):
  Unrealized gain (loss) on interest
   rate swap contract                                           41               (201)                --
                                                        ----------         ----------         ----------
Comprehensive income                                    $   15,251         $    5,364         $    5,681
                                                        ==========         ==========         ==========

             UNDISTRIBUTED EARNINGS
             ----------------------
Balance, beginning of year                              $    2,487         $    2,589         $    2,274
Net income                                                  15,210              5,565              5,681
Less dividends                                              (7,064)            (5,667)            (5,366)
                                                        ----------         ----------         ----------
Balance, end of year                                    $   10,633         $    2,487         $    2,589
                                                        ==========         ==========         ==========
Dividends per share                                     $     1.10         $     0.90         $     0.86
                                                        ==========         ==========         ==========

See Notes to Consolidated Financial Statements.

        FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002

                                                                                   2004            2003                 2002
                                                                                   ----            ----                 ----
                                                                                          (In Thousands of Dollars)
Operating activities:
     Net income                                                                $   15,210       $    5,565          $    5,681
     Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
           Depreciation                                                             3,928            3,215               2,582
           Amortization                                                               405              350                 274
           Deferred revenue                                                             6              (91)                 10
           Minority interest                                                        3,735              621                 540
          Gain on disposal of discontinued operations                             (12,681)                                (475)
          Changes in operating assets and liabilities:
                 Tenants' security accounts                                          (445)            (158)                 66
                 Sundry receivables, prepaid expenses and other assets               (724)          (4,313)               (341)
                 Accounts payable and accrued expenses                              1,464              767                 (49)
                 Tenants' security deposits                                           406              291                 (74)
                                                                               ----------       ----------          ----------
                          Net cash provided by operating activities                11,304            6,247               8,214
                                                                               ----------       ----------          ----------
Investing activities:
     Capital expenditures                                                          (2,409)          (2,455)               (689)
     Proceeds from disposal of discontinued operations                             16,235                                  983
     Investment in affiliate                                                                         3,600              (3,600)
     Acquisition of real estate                                                   (16,003)(a)      (14,007)(b)
                                                                               ----------       ----------          ----------
                   Net cash used in investing activities                           (2,177)         (12,862)             (3,306)
                                                                               ----------       ----------          ----------
Financing activities:
     Repayment of mortgages                                                        (1,776)          (1,661)             (1,162)
     Proceeds from notes and mortgage financing                                     4,542           16,132
     Proceeds from exercise of stock options                                          840              540
     Dividends paid                                                                (6,219)          (5,390)             (4,773)
     Distribution to minority interest                                             (2,108)            (603)               (646)
                                                                               ----------       ----------          ----------
                      Net cash (used in) provided by financing activities          (4,721)           9,018              (6,581)
                                                                               ----------       ----------          ----------
Net increase (decrease) in cash and cash equivalents                                4,406            2,403              (1,673)
Cash and cash equivalents, beginning of year                                       14,437           12,034              13,707
                                                                               ----------       ----------          ----------
Cash and cash equivalents, end of year                                         $   18,843       $   14,437          $   12,034
                                                                               ==========       ==========          ==========

Supplemental disclosure of cash flow data:
     Interest paid                                                             $    9,070       $    8,000          $    4,759
                                                                               ==========       ==========          ==========
     Income taxes paid                                                         $       59       $       18          $       19
                                                                               ==========       ==========          ==========
Supplemetal schedule of non cash
investing and financing activities:

     Dividends declared but not paid                                           $    3,212       $    2,367          $    2,090
                                                                               ==========       ==========          ==========

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

                  FREIT is subject to Federal income tax on undistributed taxable income and capital gains. FREIT may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 2004, 2003 and 2002, FREIT made such an election.

            Principles of consolidation:

                  In December 2003, the FASB issued FIN 46 R, "Consolidation of Variable interest Entities, an Interpretation of Accounting Research Bulletin No. 51." ("FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or "VIEs"). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

                  In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in its consolidated financial statements for the fiscal year ended October 31, 2004, and has restated all prior periods included in this annual report on Form 10-K. The consolidation of these two entities did not have any impact on FREIT's equity, net income or earnings per share.

                  Accordingly, the consolidated financial statements include the accounts of FREIT,and its subsidiaries as follows:

                                                        Owning         %          Year
                     Subsidiary                         Entity     Ownership    Acquired
                     ---------------------------------  ------     ---------    --------
                     S And A Commercial Associates
                       Limited Partnership ("S and A")   FREIT         75%         2000

                     Westwood Hills, LLC                 FREIT         40%         1994

                     Damascus Centre, LLC('Damascus")    FREIT        100%         2003

                     Wayne Preakness, LLC                FREIT         40%         2002

                     Pierre Towers, LLC                 S and A       100%         2004

                  The consolidated financial statements include 100% of each subsidiary's assets, liabilities, operations and cash flows with the interests not owned by FREIT reflected as "minority interest". All significant inter-company accounts and transactions have been eliminated in consolidation.

            Use of estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            Cash and cash equivalents:

                  Financial instruments that potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 2004, such cash and cash equivalent balances exceeded Federally insured limits by approximately $17,861,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

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

            Deferred charges:

                  Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $196,000, $177,000 and $113,000 in 2004, 2003 and 2002, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

            Interest rate swap contract:

                  FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. Effective November 1, 2002, FREIT adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities and amended by statement of Financial Accounting Standards No. 149, "Amendment on Statement 133 on Derivative Instruments and Hedging activities". As required by SFAS 133, FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows on the assets or liability hedged.

            Advertising:

                  FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $188,000, $116,000 and $99,000 in 2004, 2003 and
                  2002, respectively.

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

            Reclassifications:

                  Certain accounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the current presentation.

Note 2 - Acquisition and Discontinued Operations:

                  On June 22, 2004, S And A closed on its contract for the sale of the Olney Town Center ("OTC") in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. S And A utilized part of the selling price to repay the approximate $11 million first mortgage on the property. The operations of OTC are being classified as discontinued operations. For financial statement proposes, S And A recognized a gain of approximately $12.7 million from the sale.

                  On April 16, 2004, S And A closed on the purchase of The Pierre apartments. The Pierre is a 269-unit luxury high-rise apartment building located in Hackensack, N.J. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $30.0 million and the balance of approximately $16 million in cash. FREIT provided 75% of the cash required with the balance of approximately $4.0 million provided by the 25% minority owners of S And A.

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

         In November 2003 Wayne PSC, LLC, a 40% owned affiliate of FREIT acquired the Preakness Shopping Center in Wayne, NJ. The acquisition price of approximately $33 million was financed in part by a $26.5 million first mortgage.

         On July 31, 2003 Damascus, a newly-formed-limited-liability-company-which is wholly owned by FREIT, acquired a 139,000 square foot shopping center in Damascus, Maryland. The total acquisition cost of approximately $9,933,000 was financed in part by the assumption of a $2,610,000 first mortgage.

         The following unaudited pro forma information shows the results of operations fiscal years ended October 31, 2004, 2003 and 2002 for FREIT and Subsidiaries as though The Pierre, Preakness and Damascus had been acquired at the beginning of fiscal 2002:

                                                                   Year Ended October 31,
                                                        ------------------------------------------
                                                           2004            2003            2002
                                                           ----            ----            ----
                                                                  (In thousands of Dollars,
                                                                Except for Per Share Amounts)
            Revenues                                    $   33,080      $   31,520      $   30,404
            Net expenses                                    27,592          26,473          24,802
            Minority Interest                                  433             293             571
                                                        ----------      ----------      ----------
             Income before discontinued operations           5,055           4,754           5,031
            Discontinued Operations                          9,958             741             809
                                                        ----------      ----------      ----------
             Net Income                                 $   15,013      $    5,495      $    5,840
                                                        ==========      ==========      ==========

            Basic Earnings Per Share:
             Continuing operations                      $     0.79      $     0.76      $     0.81
             Discontinued operations                          1.56            0.12            0.13
                                                        ----------      ----------      ----------
                 Net Income                             $     2.35      $     0.88      $     0.94
                                                        ==========      ==========      ==========

            Diluted earnings per share:
             Continuing operations                      $     0.76      $     0.73      $     0.78
             Discontinued operations                          1.50            0.11            0.12
                                                        ----------      ----------      ----------
                 Net Income                             $     2.26      $     0.84      $     0.90
                                                        ==========      ==========      ==========

The unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage placed on the property at acquisition date and reduced net investment income related to assets utilized to make the acquisitions, and obligations incurred to complete the transactions.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisitions been made at the beginning of fiscal 2002 or of future results of operations of FREIT's combined properties.

The acquisition price for The Pierre, including closing costs, was approximately $45.6 million. Based on a detailed appraisal of the property, the purchase price was allocated as follows: approximately $37.5 million (82.2%) was allocated to the building and other improvements and approximately $8.1 million (17.8%) was allocated towards land. Value attributable to leases was considered immaterial due to their short-term nature.

The Preakness Shopping Center was acquired for approximately $33 million. Based on a cost allocation study prepared by a third party consultant, approximately $23.7 million was allocated to buildings and improvements and approximately $9.3 million allocated to land. The center, at the time of purchase, was approximately 78% occupied. Management reviewed the existing leases and determined that in the aggregate, the leases approximated market.

The acquisition price for the Damascus shopping center was allocated to land and buildings based on relative fair value of each to the purchase price. It is management's intention to demolish the center and construct a new center, therefore, no value was allocated to the leases as they are relatively short-term and will be renegotiated for space in the new center.

Note 3 - Real estate and equipment:

            Real estate and equipment consists of the following:

                                                      Range of
                                                     Estimated
                                                    Useful Lives        2004            2003
                                                    ------------        ----            ----
                                                                          (In Thousands
                                                                           of Dollars)
            Land                                                     $   47,301      $   38,734
            Unimproved land                                               3,359           3,389
            Apartment buildings                      7-40 years          61,189          23,257
            Commercial buildings/shopping centers    15-50 years         75,885          74,992
            Equipment                                3-15 years           1,174           1,073
            Pre-construction development costs                              281               4
                                                                     ----------      ----------
                                                                        189,189         141,449
            Less accumulated depreciation                                28,832          25,159
                                                                     ----------      ----------

              Totals                                                 $  160,357      $  116,290
                                                                     ==========      ==========

            Real estate held for sale, net of depreciation           $       --      $   14,426
                                                                     ==========      ==========

Note 4 - Mortgages payable:

            Mortgages payable consist of the following:

                                                                       2004            2003
                                                                    ----------      ----------
                                                                           (In Thousands
                                                                             of Dollars)
            Northern Life Insurance Cos. - Frederick, MD (A)        $   16,885      $   17,289
            National Realty Funding Inc. - Westwood, NJ (B)              9,758           9,910
            PW Funding, Inc. - Spring Lake, NJ (C)                       3,422           3,476
            Bank Of America - Patchogue, NY (D)                          6,553           6,744
            PW Funding, Inc. - Wayne, NJ (E):
             First mortgage                                             10,191          10,353
             Second mortgage                                             3,513           3,588
            PW Funding, Inc. - River Edge, NJ (F):
             First mortgage                                              4,974           5,052
             Second mortgage                                             1,956           1,994
            PW Funding, Inc. - Maywood, NJ (G):
             First mortgage                                              3,608           3,666
             Second mortgage                                             1,388           1,414
            MetLife - Damascus, MD (H)                                   2,279           2,532
            PW Funding, Inc. - Westwood, NJ (I):
             First mortgage                                             14,349          14,577
             Second mortgage                                             3,243           3,300
            MetLife - Wayne, NJ (J)                                     32,000          32,000
            State Farm Life Insurance Co. - Hackensack, NJ (K)          34,125              --
                                                                    ----------      ----------
                                                                    $  148,244      $  115,895
                                                                    ==========      ==========
            Mortgage applicable to real estate held for sale:

             Bank Of America - Olney, MD  Re-paid                   $       --      $   10,872
                                                                    ==========      ==========

            (A) Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $20,868,000.

            (B) Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,309,000.

            (C) Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $575,000.

            (D) Payable in monthly installments of $17,500 plus interest at the thirty day LIBOR rate plus 200 basis points through January 2008 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $9,390,000.

            (E) The first mortgage is payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $20,878 including interest at 4.92% through July 2010 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,555,000.

            (F) The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,335,000.

            (G) The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $809,000.

            (H) Payable in monthly installments of $39,719 including interest at 9.25% through March 2011 at which time the outstanding balance is due. The mortgage is secured by a retail building in Damascus, Maryland having a net book value of approximately $9,786,000.

            (I) The first mortgage is payable in monthly installments of $99,946 including interest at 6.693% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $21,954 including interest at 6.18% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Westwood, New Jersey having a net book value of approximately $13,097,000.

            (J) Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $32,777,000.

            (K) Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $45,460,000.

            Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2004 are as follows:

                                   Year Ending
                                   October 31,     Amount
                                   -----------     ------

                                      2005         $ 1,922
                                      2006           2,247
                                      2007          18,271
                                      2008           8,127
                                      2009           2,549

            The fair value of FREIT's long-term debt, which approximates $158 million and $132 million at October 31, 2004 and 2003, respectively, is estimated based on the current rates offered to FREIT for debt of the similar remaining maturities.

Note 5 - Line of credit:

            On June 20, 2002, FREIT obtained a two-year $14,000,000 revolving line of credit from The Provident Bank. Draws against the line of credit can be used for general corporate purposes, or for property acquisitions, construction activities, letters-of-credit and other related business purposes. Draws are secured by mortgages on FREIT's Franklin Crossing Shopping Center, Franklin Lakes, NJ, single-tenanted retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw, based on FREIT's choice of the prime rate or at 175 basis points over the 30, 60 or 90 day LIBOR rates. There are no draws outstanding as at October 31, 2004. The line of credit has been extended and expires January 21, 2005. FREIT is currently negotiating a new $18 million line of credit with The Provident Bank.

Note 6 - Interest rate swap contract:

During November 2002, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on its variable rate mortgage secured by its Patchogue, NY property. At October 31, 2004, the derivative financial instrument has a notional amount of approximately $6,553,000 and a current maturity date of January 1, 2008. The contract effectively converted the variable rate to a fixed rate of 5.95%. In accordance with SFAS 133, FREIT recorded a liability for the net present value of the increase in interest cost over the remaining term of the debt of $160,000 and $201,000 at October 31, 2004 and 2003, respectively. FREIT included a gain of $41,000 and a loss of $201,000 in comprehensive income for fiscal 2004 and 2003, respectively.

Note 7 - Commitments and contingencies:

            Leases:

                  Retail tenants:

                        FREIT leases retail space having a net book value of approximately $93,904,000 at October 31, 2004 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2004 are as follows:

                                Year Ending
                                 October 31,         Amount
                                ------------       ----------

                                    2005           $   10,388
                                    2006                9,743
                                    2007                8,474
                                    2008                7,412
                                    2009                6,534
                                 Thereafter            48,870
                                                   ----------
                                   Total           $   91,421
                                                   ==========

                        The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

                        Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended October 31, 2004 were not material.

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

Note 8 - Management agreement and fees to related parties:

                  The properties owned by FREIT are currently managed by Hekemian & Co., Inc. The management agreement, effective November 1, 2001, requires fees equal to a percentage of rents collected. Such fees were approximately $1,372,000, $1,170,000 and $978,000 in 2004, 2003 and 2002, respectively, inclusive of $73,000, $105,000 and $143,000 in 2004, 2003 and 2002,
                  respectively, included in discontinued operations in the accompanying consolidated statements of income. The agreement expires on October 31, 2005. In addition, Hekemian charged FREIT fees and commissions in connection with the acquisition of the Pierre and sale of the Olney Center during fiscal 2004, the acquisition of the Preakness center during fiscal 2003, and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $2,110,000, $1,451,000 and $234,000 in 2004, 2003 and 2002,
                  respectively.

Note 9 - Dividends and earnings per share:

            FREIT declared dividends of $7,064,000, $5,667,000 and $5,366,000 to shareholders of record during 2004, 2003 and 2002, respectively. FREIT has determined the shareholders' treatment for Federal income tax purposes to be as follows:

                                         2004          2003          2002
                                         ----          ----          ----
                                             (In thousands of Dollars)

                  Ordinary income      $  7,064      $  5,667      $  4,891
                  Capital income             --            --           475
                                       --------      --------      --------
                    Totals             $  7,064      $  5,667      $  5,366
                                       ========      ========      ========

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

            In computing diluted earnings per share for each of the three years in the period ended October 31, 2004, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

                                                    2004           2003            2002
                                                    ----           ----            ----
                Basic weighted average
                     shares outstanding           6,378,352      6,267,952      6,239,152

                Shares arising from assumed         279,392        254,802        226,402
                   exercise of stock options

                Dilutive weighted average
                                                  ---------      ---------      ---------
                   shares outstanding             6,657,744      6,522,754      6,465,554
                                                  =========      =========      =========

Note 10- Equity incentive plan:

            On September 10, 1998, the Board of Trustees approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 920,000 shares in FREIT's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

            Upon ratification of the Plan on April 7, 1999, FREIT issued 754,000 stock options (adjusted for stock splits), which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share.

            In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 or SFAS 148 using the Black-Scholes option pricing model and assuming a risk-
            free interest rate of 4.27%, expected option lives of ten years, expected volatility of 1.65% and expected dividends of 8.59%,
            FREIT's pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

            The following table summarizes stock option activities (adjusted for the stock split):

                                                                     Years Ended October 31,
                                     ----------------------------------------------------------------------------------

                                                2004                         2003                       2002
                                     ----------------------------------------------------------------------------------
                                       No. of          Average        No. of        Average       No. of       Average
                                       Options        Exercise       Options       Exercise      Options      Exercise
                                     Outstanding        Price      Outstanding       Price     Outstanding      Price
                                     -----------        -----      -----------       -----     -----------      -----
      Balance beginning of year         682,000       $   7.50       754,000       $   7.50       754,000      $   7.50

      Grants during period                   --                           --                           --

      Options exercised                (112,000)      $   7.50       (72,000)      $   7.50            --

      Options cancelled                      --                           --                           --
                                       --------       --------       -------       --------       -------      --------
      Balance at end of year            570,000       $   7.50       682,000       $   7.50       754,000      $   7.50
                                       ========       ========       =======       ========       =======      ========

            The impact on FREIT's consolidated shareholders' equity for the options that were exercised during fiscal 2004 and 2003 was to increase the number of shares outstanding by the amount of options exercised and values of beneficial interest outstanding by $840,000 in fiscal 2004 and $540,000 in fiscal 2003. The options outstanding are exercisable through September 2008.

Note 11- Share split:

            On March 4, 2004, the Board of Trustees approved a two-for-one share split in the form of a share dividend. In connection with the share dividend, the Board of Trustees also approved an increase in the authorized number of shares of beneficial interest from 4,000,000 to 8,000,000. Financial information contained herein, including the number of options, has been adjusted to retroactively reflect the impact of the split.

Note 12- Deferred fee plan:

            During fiscal 2001, the Board of Trustees adopted a deferred fee plan (the "Plan") for its officers and trustees. Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. FREIT has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2004, 2003 and 2002, approximately $738,000, $476,000 and $210,000, respectively, of fees have been deferred together with accrued interest of approximately $109,000, $32,000 and $18,000, respectively.

Note 13- Segment information:

            SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

            FREIT has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers and are managed separately because each requires different operating strategies and management expertise. The retail segment contains nine separate properties and the continuing residential segment contains nine properties. The accounting policies of the segments are the same as those described in Note 1.

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

            Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2004. Asset information is not reported since FREIT does not use this measure to assess performance.

                                                 2004           2003           2002
                                                 ----           ----           ----
                                                     (In Thousands of Dollars)
      Real estate rental revenue:
       Retail                                  $ 17,021       $ 15,293       $  9,800
       Residential                               12,998          9,830          9,508
                                               --------       --------       --------
        Totals                                   30,019         25,123         19,308
                                               --------       --------       --------

      Real estate operating expenses:
       Retail                                     5,663          5,237          2,906
       Residential                                5,794          3,896          3,554
                                               --------       --------       --------
        Totals                                   11,457          9,133          6,460
                                               --------       --------       --------

      Net operating income:
       Retail                                    11,358         10,056          6,894
       Residential                                7,204          5,934          5,954
                                               --------       --------       --------
        Totals                                 $ 18,562       $ 15,990       $ 12,848
                                               --------       --------       --------

      Recurring capital improvements-
           residential                         $    417       $    596       $    622
                                               ========       ========       ========

      Reconciliation to consolidated net
           income:
      Segment NOI                              $ 18,562       $ 15,990       $ 12,848
      Deferred rents - straight lining              335            276            263
      Net investment income                         183            201            249
      Minority interest in earnings of
        subsidiaries                               (416)          (374)          (404)
      General and administrative expenses          (689)          (592)          (449)
      Depreciation                               (3,677)        (2,839)        (2,155)
      Financing costs                            (9,046)        (7,838)        (5,480)
                                               --------       --------       --------
          Income from continuing operations       5,252          4,824          4,872

      Discontinued operations                     9,958            741            809

                                               --------       --------       --------
       Net income                              $ 15,210       $  5,565       $  5,681
                                               ========       ========       ========

Note 14- Quarterly data (unaudited):

            The following summary represents the results of operations for each quarter for the years ended October 31, 2004 and 2003 (in thousands, except per share data):

                                                               Quarter Ended
                                        ----------------------------------------------------------
                                        January 31,     April 30,         July 31,      October 31,
                                        -----------     ---------         --------      -----------
      2004:
       Revenue                          $    6,922      $    7,136      $    8,007      $    8,474
       Expenses                              5,585           5,944           6,791           6,967
                                        ----------      ----------      ----------      ----------

       Income from continuing
          operations                         1,337           1,192           1,216           1,507
       Income (loss) from dis-
          continued operations                 165             171           9,685             (63)
                                        ----------      ----------      ----------      ----------
       Net income                       $    1,502      $    1,363      $   10,901      $    1,444
                                        ==========      ==========      ==========      ==========

       Basic earnings (loss) per share:
        Continuing operations           $     0.21      $     0.19      $     0.19      $     0.23
        Discontinued operations               0.03            0.02            1.51           (0.01)
                                        ----------      ----------      ----------      ----------
        Net income                      $     0.24      $     0.21      $     1.70      $     0.22
                                        ==========      ==========      ==========      ==========

       Diluted earnings (loss) per share:
        Continuing operations           $     0.21      $     0.17      $     0.18      $     0.22
        Discontinued operations               0.03            0.03            1.44           (0.01)
                                        ----------      ----------      ----------      ----------
        Net income                      $     0.24      $     0.20      $     1.62      $     0.21
                                        ==========      ==========      ==========      ==========

       Dividends per share              $     0.20      $     0.20      $     0.20      $     0.50
                                        ==========      ==========      ==========      ==========

      2003:
       Revenue                          $    6,053      $    6,315      $    6,400      $    6,832
       Expenses                              4,931           5,167           5,184           5,494
                                        ----------      ----------      ----------      ----------

       Income from continuing
          operations                         1,122           1,148           1,216           1,338
       Income from dis-
          continued operations                 148             248             158             187
                                        ----------      ----------      ----------      ----------
       Net income                       $    1,270      $    1,396      $    1,374      $    1,525
                                        ==========      ==========      ==========      ==========

       Basic earnings per share:
        Continuing operations           $     0.18      $     0.18      $     0.19      $     0.21
        Discontinued operations               0.02            0.04            0.03            0.03
                                        ----------      ----------      ----------      ----------
        Net income                      $     0.20      $     0.22      $     0.22      $     0.24
                                        ==========      ==========      ==========      ==========

       Diluted earnings per share:
        Continuing operations           $     0.17      $     0.17      $     0.18      $     0.20
        Discontinued operations               0.02            0.02            0.02            0.03
                                        ----------      ----------      ----------      ----------
        Net income                      $     0.19      $     0.19      $     0.20      $     0.23
                                        ==========      ==========      ==========      ==========

       Dividends per share              $     0.18      $     0.18      $     0.18      $     0.36
                                        ==========      ==========      ==========      ==========


Note: Due to rounding, quarterly per share amounts may not total amounts reported for the full fiscal year.

Note 15- Discontinued operations:

            On August 9, 2002, FREIT sold the Sheridan Apartments in Camden, NJ for cash of $1,050,000 and recognized a gain of approximately $475,000. FREIT has owned and operated the property since 1964.

            On July 15, 2004 FREIT sold the Olney Town Center in Olney MD for $28,150,000, and recognized a gain of approximately $12,681,000 ($9,361,000 after the minority interest's share.)

            Summarized operating results included in discontinued operations in the accompanying consolidated statements of income for each of the years ended October 31, 2004, 2003 and 2002 are as follows:

                                             2004        2003        2002
                                             ----        ----        ----

                    Revenues                $1,510      $2,475      $2,759
                    Expenses                   913       1,487       2,289
                                            ------      ------      ------
                     Net income             $  597      $  988      $  470
                                            ======      ======      ======

                                      * * *

        FIRST REAL ESTATE INVESTENT TRUST OF NEW JERSEY AND SUBSIDIARIES

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                October 31, 2004
                            (In Thousands of Dollars)

Column A                                        Column B           Column C                      Column D
--------                                        --------           --------                      --------

                                                                 Initial Cost               Costs Capitalized
                                                                  to Company           Subsequent to Acquisition
                                                              --------------------    ---------------------------

                                                                        Buildings
                                                  Encum-                  and                  Improve-  Carrying
Descripton                                       brances      Land    Improvements    Land      ments     Costs
----------                                       -------      ----    ------------    ----      -----     -----
Residential Properties:
   Grandview Apts., Hasbrouck
       Heights, NJ                                          $     22    $     180   $     --   $   263
   Lakewood Apts., Lakewood, NJ                                   11          396         --       267
   Hammel Gardens, Maywood, NJ                  $   4,996        313          728         --       806
   Palisades Manor, Palisades
      Park, NJ                                                    12           81         --        87
   Steuben Arms, River Edge, NJ                     6,930        364        1,773         --       906
   Heights Manor, Spring Lake
       Heights, NJ                                  3,422        109          974         --       641
   Berdan Court, Wayne, NJ                         13,704        250        2,206         --     2,565
   Westwood Hills, Westwood, NJ                    17,592      3,849       11,546         --     1,295
   Pierre Towers, Hackensack, NJ                   34,125      8,390       37,486         --       135

Retail Properties:
   Damascus Shopping Center,
       Damascus, MD                                 2,279      2,950        6,987         --        68
   Franklin Crossing, Franklin Lakes, NJ                          29                   3,382     7,441
   Glen Rock, NJ                                                  12           36         --       204
   Pathmark Super Center,
      Patchogue, NY                                 6,553      2,128        8,818         --       (21)
   Westridge Square S/C, Frederick, MD             16,885      9,135       19,159         37       418
   Westwod Plaza, Westwood, NJ                      9,758      6,889        6,416         --     1,924
   Preakness S/C, Wayne, NJ                        32,000      9,280       24,217         --       527

Land Leased:
   Rockaway, NJ                                                  114                      25        --

Vacant Land:
   Franklin Lakes, NJ                                            224                    (156)       --
   Wayne, NJ                                                     286                                --
   Rockaway, NJ                                                1,683                     934        --
   South Brunswick, NJ                                            80                     308        --
                                                ---------------------------------   ---------------------------
                                                $ 148,244   $ 46,130    $ 121,003   $  4,530   $17,526    $  --
                                                =================================   ===========================

Column A                                              Column E                 Column F      Column G     Column H     Column I
--------                                              --------                 --------      --------     --------     --------

                                                Gross Amount at Which
                                              Carried at Close of Perod
                                            -------------------------------
                                                                                                                       Life on
                                                     Buildings                                                         Which De-
                                                        and                   Accumulated      Date of       Date     preciation
Descripton                                  Land    Improvements  Total (1)   Depreciation  Construction   Acquired   is Computed
----------                                  ----    ------------  ---------   ------------  ------------   --------   -----------
Residential Properties:
   Grandview Apts., Hasbrouck
       Heights, NJ                         $    22   $     443    $     465    $     347         1925         1964     7-40 years
   Lakewood Apts., Lakewood, NJ                 11         663          674          567         1960         1962     7-40 years
   Hammel Gardens, Maywood, NJ                 313       1,534        1,847        1,037         1949         1972     7-40 years
   Palisades Manor, Palisades
      Park, NJ                                  12         168          180          141       1935/70        1962     7-40 years
   Steuben Arms, River Edge, NJ                364       2,679        3,043        1,708         1966         1975     7-40 years
   Heights Manor, Spring Lake
       Heights, NJ                             109       1,615        1,724        1,149         1967         1971     7-40 years
   Berdan Court, Wayne, NJ                     250       4,771        5,021        3,466         1964         1965     7-40 years
   Westwood Hills, Westwood, NJ              3,849      12,841       16,690        3,593       1965-70        1994     7-40 years
   Pierre Towers, Hackensack, NJ             8,390      37,621       46,011          552         1970         2004     7-40 years

Retail Properties:
   Damascus Shopping Center,
       Damascus, MD                          2,950       7,055       10,005          219        1960's        2003     15-39 years
   Franklin Crossing, Franklin Lakes, NJ     3,411       7,441       10,852        1,404      1963/75/97      1966     10-50 years
   Glen Rock, NJ                                12         240          252           65         1940         1962     10-31.5 years
   Pathmark Super Center,
      Patchogue, NY                          2,128       8,797       10,925        1,536         1997         1997     39 years
   Westridge Square S/C, Frederick, MD       9,172      19,577       28,749        7,881         1986         1992     15-31.5 years
   Westwod Plaza, Westwood, NJ               6,889       8,340       15,229        3,920         1981         1988     15-31.5 years
   Preakness S/C, Wayne, NJ                  9,280      24,744       34,024        1,247      1955/89/00      2002     15-31.5 years

Land Leased:
   Rockaway, NJ                                139                      139           --

Vacant Land:
   Franklin Lakes, NJ                           68                       68                                  1966/93
   Wayne, NJ                                   286                      286                                   2004
   Rockaway, NJ                              2,617                    2,617                                1964/92/93
   South Brunswick, NJ                         388                      388                                   1964
                                           ---------------------------------------------
                                           $50,660   $ 138,529    $ 189,189    $  28,832
                                           =============================================

(1) Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, whose cost for Federal income tax purposes is approximately $32,500,000.

       FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (In Thousands of Dollars)

Reconciliation of Real Estate and accumulated depreciation:

                                                  2004            2003           2002
                                                  ----            ----           ----
Real estate:
Balance, Beginning of year                     $ 157,219       $ 111,654      $ 112,532

Additions:
Buildings and improvements                        47,670          45,565            181
Carrying costs                                        84

Deletions - building and improvements            (15,784)                        (1,059)
                                               ---------       ---------      ---------
Balance, end of year                           $ 189,189       $ 157,219      $ 111,654
                                               =========       =========      =========

Accumulated depreciation:
Balance, beginning of year                     $  26,503       $  23,293      $  21,770

Additions - Charged to operating expenses          3,924           3,210          2,205

Deletions                                         (1,595)                          (682)
                                               ---------       ---------      ---------
Balance, end of year                           $  28,832       $  26,503      $  23,293
                                               =========       =========      =========

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below:

       Signature                           Title                      Date
       ---------                           -----                      ----

/s/ Robert S. Hekemian          Chairman of the Board and       February 9, 2005
------------------------      Chief Executive Officer and
Robert S. Hekemian            Trustee (Principal Executive
                                        Officer)


/s/ Donald W. Barney           President, Treasurer, Chief      February 9, 2005
------------------------      Financial Officer and Trustee
Donald W. Barney                 (Principal Financial /
                                   Accounting Officer)


/s/ Herbert C. Klein                     Trustee                February 9, 2005
------------------------
Herbert C. Klein


/s/ Ronald J. Artinian                   Trustee                February 9, 2005
------------------------
Ronald J. Artinian


/s/ Alan L. Aufzien                      Trustee                February 9, 2005
------------------------
Alan L. Aufzien

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

    31.1            Rule 13a-14(a) - Certification of Chief Executive Officer.

    31.2            Rule 13a-14(a) - Certification of Chief Financial Officer

    99.1            Section 1350 Certification of Chief Executive Officer

    99.2            Section 1350 Certification of Chief Financial officer.

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