Form 10-Q
period 2005-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2005-03-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended January 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to ___________________.

Commission File No.: 2-27018

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

(Exact name of registrant as specified in its charter)

New Jersey	22-1697095

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Main Street, P.O. Box 667, Hackensack, New Jersey	07602

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 201-488-6400

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
 Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes    No

As of March 11, 2005 there were 6,423,152 shares of beneficial interest issued and outstanding.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2005	October 31, 2004

	(In Thousands of Dollars)

ASSETS
Real estate, at cost, net of accumulated depreciation	$160,072	$160,357
Cash and cash equivalents	14,253	18,843
Tenants’ security accounts	1,818	1,777
Sundry receivables	3,217	3,102
Prepaid expenses and other assets	3,844	3,580
Deferred charges, net	2,840	2,916

Totals	$186,044	$190,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages payable	$145,561	$148,244
Accounts payable and accrued expenses	2,925	3,068
Dividends payable	1,606	3,212
Tenants’ security deposits	2,262	2,210
Deferred revenue	69	247
Interest rate swap contract	51	160

Total liabilities	152,474	157,141

Minority interest	2,340	2,267

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,423,152 shares issued and outstanding	20,694	20,694
Undistributed earnings	10,587	10,633
Accumulated other comprehensive loss	(51)	(160)

Total shareholders’ equity	31,230	31,167

Totals	$186,044	$190,575

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
UNDISTRIBUTED EARNINGS
THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

	2005	2004
	(In Thousands Of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$7,098	$5,946
Reimbursements	1,190	891
Sundry income	40	38

Totals	8,328	6,875

Expenses:
Operating expenses	1,464	1,434
Management fees	350	264
Real estate taxes	1,116	1,006
Depreciation	1,075	766
Minority interest	310	90

Totals	4,315	3,560

Operating income	4,013	3,315

Investment income	65	48
Interest expense including amortization
of deferred financing costs	(2,518)	(2,025)

Income from continuing operations	1,560	1,338

Discontinued operations:
Income from discontinued operations		220
Minority interest in discontinued operations		(55)

Income from discontinued operations	—	165

Net income	$1,560	$1,503

Basic earnings per share:
Continuing operations	$0.24	$0.21
Discontinued operations	—	0.03

Net income	$0.24	$0.24

Diluted earnings per share:
Continuing operations	$0.24	$0.21
Discontinued operations	—	0.02

Net income	$0.24	$0.23

Weighted average shares outstanding:
Basic	6,423	6,312
Diluted	6,629	6,518

COMPREHENSIVE INCOME
Net income	$1,560	$1,503
Other comprehensive income (loss):
Unrealized gain (loss) on interest
rate swap contract	109	(30)

Comprehensive income	$1,669	$1,473

UNDISTRIBUTED EARNINGS
Balance, beginning of year	$10,633	$2,487
Net income	1,560	1,503
Less dividends	(1,606)	(1,285)

Balance, end of year	$10,587	$2,705

Dividends per share	$0.25	$0.20

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

	2005	2004

	(In Thousands of Dollars)

Operating activities:
Net income	$1,560	$1,503
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation	1,075	859
Amortization	89	90
Deferred revenue	(178)	(20)
Minority interest	310	145
Changes in operating assets and liabilities:
Tenants’ security accounts	(41)	34
Sundry receivables, prepaid expenses and other assets	(392)	(346)
Accounts payable and accrued expenses	(143)	(489)
Tenants’ security deposits	52	(32)

Net cash provided by operating activities	2,332	1,744

Investing activities:
Capital expenditures	(790)	(487)

Net cash used in investing activities	(790)	(487)

Financing activities:
Repayment of mortgages	(2,683)	(460)
Dividends paid	(3,212)	(2,367)
Distribution to minority interest	(237)	(302)

Net cash used in financing activities	(6,132)	(3,129)

Net decrease in cash and cash equivalents	(4,590)	(1,872)
Cash and cash equivalents, beginning of year	18,843	14,437

Cash and cash equivalents, end of year	$14,253	$12,565

Supplemental disclosure of cash flow data:
Interest paid	$2,518	$2,025

Income taxes paid	$8	$9

Supplemental schedule of non cash financing activities:
Dividends declared but not paid	$1,606	$1,285

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation:

The accompanying condensed consolidated financial statements have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2004.

Reclassification:

Certain accounts in the 2004 financial statements have been reclassified to conform to the current presentation.

Note 2 - Earnings per share:

FREIT has presented “basic” and “diluted” earnings per share in the accompanying condensed consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

In computing diluted earnings per share for each of the three month periods ended January 31, 2005 and 2004, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below. All shares and per share amounts have been restated for the two-for-one stock split which became effective March 31, 2004.

	Three Months Ended January 31,

	2005	2004

Basic weighted average shares outstanding	6,423,152	6,311,152

Shares arising from assumed exercise of stock options	206,155	207,832

Dilutive weighted average shares outstanding	6,629,307	6,518,984

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

Note 3- Equity incentive plan:

All references to the amount of stock options granted, option price, fair value, or shares exercised have been adjusted to reflect the March 31, 2004 two-for-one stock split. On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the “Plan”) which was ratified by FREIT’s shareholders on April 7, 1999, whereby up to 920,000 of FREIT’s shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options (adjusted for stock splits) which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. During May 2003, options to purchase 72,000 shares at $7.50 per share were exercised, and on February 24, 2004, options to purchase 112,000 shares were exercised at $7.50 per share. The remaining options for 570,000 shares are all outstanding at January 31, 2005, and are exercisable through September 2008.

In the opinion of management, if compensation costs for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option pricing model, FREIT’s pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

Note 4- Segment information:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a “management approach” in identifying the reportable segments.

FREIT has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The retail segment contains seven separate properties and the residential segment contains nine properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K.

The chief operating decision-making group of FREIT’s retail segment, residential segment and corporate/other is comprised of the Board of Trustees.

FREIT assesses and measures segment operating results based on net operating income (“NOI”). NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, and financing costs. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the three months ended January 31, 2005 and 2004. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended January 31,

	2005	2004

	(In Thousands of Dollars)
Real estate rental revenue:
Retail (a)	$4,410	$4,311
Residential	3,843	2,489

Totals	8,253	6,800

Real estate operating expenses:
Retail	1,288	1,452
Residential	1,415	1,070

Totals	2,703	2,522

Net operating income:
Retail	3,122	2,859
Residential	2,428	1,419

Totals	$5,550	$4,278

Recurring capital improvements-residential	$256	$110

Reconciliation to consolidated net income:
Segment NOI	$5,550	$4,278
Deferred rents - straight lining	75	75
Net investment income	65	48
Minority interest in earnings of
subsidiaries	(310)	(90)
General and administrative expenses	(227)	(182)
Depreciation	(1,075)	(766)
Financing costs	(2,518)	(2,025)

Income from continuing operations	1,560	1,338

Discontinued operations		165

Net income	$1,560	$1,503

(a)
A Tenant in FREIT’s Westridge Square shopping center and FREIT have entered into a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant) to terminate the lease. The mortgage lender agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, or (b) the balance of the un-disbursed $750,000 will be disbursed to FREIT once the mortgage lender is provided with a Certificate of Occupancy (“C of O”) covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement (“TI”) Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI’s are incurred, or in full at the earlier of when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, or when the mortgage loan has been re-paid. Approximately $300,000, representing the difference between the $750,000 rent termination payment and rents already accrued, was included in revenue for the first quarter of fiscal 2004.

Note 5 – Acquisition and Discontinued Operations:

On June 22, 2004, S And A closed on its contract for the sale of the Olney Town Center (“OTC”) in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. S And A utilized part of the selling price to repay the approximate $11 million first mortgage on the property. The operations of OTC are being classified as Discontinued Operations. For financial statement proposes, S And A recognized a gain of approximately $12.8 million from the sale.

On April 16, 2004, S And A closed on the purchase of The Pierre apartments. The Pierre is a 269-unit luxury high-rise apartment building located in Hackensack, N.J. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $30 million and the balance of approximately $16 million in cash. FREIT provided 75% of the cash required with the balance of approximately $4 million provided by the 25% minority owners of S And A.

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

The following unaudited pro forma information shows the results of operations for the three months ended January 31, 2004 for FREIT and its Subsidiaries as though The Pierre had been acquired at the beginning of fiscal 2004:

Three Months Ended January 31, 2004
(thousands, except per share amounts)

Revenues	$8,203
Expenses	6,822

Income from continuing operations	1,381
Discontinued operations	165

Net income	$1,546

Basic Earnings Per Share:
Continuing operations	$0.22
Discontinued operations	0.03

Net Income	$0.25

Diluted Earnings Per Share:
Continuing operations	$0.21
Discontinued operations	$0.03

Net Income	$0.24

The unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage placed on the property at the acquisition date.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2004 or of future results of operations of FREIT’s combined properties.

The acquisition price for the building, including closing costs, was approximately $46 million. Based on a detailed appraisal of the property, the purchase price was allocated as follows: approximately $38 million (82.2%) was allocated to the building and other improvements and approximately $8 million (17.8%) was allocated towards land. Value attributable to leases was considered immaterial due to their short-term nature.

Note 6 – Credit line:

On February 4, 2005, FREIT replaced its expired $14 million line of credit with an $18 million line of credit. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

FREIT has utilized the credit line for the issuance of a $2 million Letter of Credit in connection with its construction activities.

        *     *

Back To Index

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Identifying Important Factors That Could Cause FREIT’s Actual Results to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the unaudited condensed consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-Q, and the consolidated financial statements included in FREIT’s most recently filed Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT’s current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as “believe,” “expect,” “anticipate,” “intend, “ “plan,” “ estimate,” or words of similar meaning.

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

Overview

FREIT is an equity real estate investment trust (“REIT”) that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income from our residential and retail properties and additional rent in the form of expense reimbursements derived from our income producing retail properties. We also receive income from our 40% owned Affiliate, Westwood Hills, LLC which owns a residential apartment property and from our 40% owned affiliate Wayne PSC, LLC that owns the Preakness Shopping Center. Our policy has been to acquire real property for long-term investment.

Effects of recent accounting pronouncements:

In December 2003, the FASB issued revised FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” (“FIN 46R”). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 75% owned subsidiary, S And A and its wholly-owned subsidiary, Damascus Centre, LLC, commencing with the quarter ended April 30, 2004, and has restated the prior periods reported in this Form 10-Q. The consolidation of these two entities did not have any impact on FREIT’s equity, net income, or earnings per share.

In December 2004, the FASB issued SFAS No.123 (R) “Accounting for Stock-Based Compensation.” SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for FREIT as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on FREIT’s consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Pursuant to the SEC disclosure guidance for “Critical Accounting Policies,” the SEC defines Critical Accounting Policies as those that require the application of Management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended October 31, 2004, have been applied consistently as at January 31, 2005 and October 31, 2004, and for the three months ended January 31, 2005 and 2004. We believe that the following accounting policies or estimates require the application of Management’s most difficult, subjective, or complex judgments:

Revenue Recognition: Base rents, additional rents based on tenants’ sales volume and reimbursement of the tenants’ share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Straight-line rents represent unbilled rents receivable to the extent straight-line rents exceed current rents billed in accordance with lease agreements. Before FREIT can recognize revenue, it is required to assess, among other things, its collectibility. If we incorrectly determine the collectibility of revenue, our net income and assets could be overstated.

Valuation of Long-Lived Assets: We periodically assess the carrying value of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. When FREIT determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flow method determined by FREIT’s management. While we believe that our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

In October 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the reporting of discontinued operations ("OTC") to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. During 2004 FREIT sold its Only, MD property. FREIT has reclassified the operations of this property as Discontinued Operations for fiscal year 2004. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of this property within the consolidated statements of income.

Overview

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

Results of Operations:
Three Months Ended January 31, 2005 and 2004

	Three Months Ended January 31,		Increase (Decrease)

	2005	2004

	(in thousands of dollars)
Retail revenues:
Same properties (1)	$4,485	$4,386	$99

Total Retail	4,485	4,386	99

Residential revenues:
Same properties (1)	2,491	2,489	2
New Properties (The Pierre)	1,352		1,352

Total Residential	3,843	2,489	1,354

Total real estate revenues	8,328	6,875	1,453

Investment income
and other	65	48	17

Total Revenues	$8,393	$6,923	$1,470

(1) Properties operated since the beginning of fiscal 2004.

Revenue for the three months ended January 31, 2005 (“Current Quarter”) increased 21.2%% to $8,393,000 compared to $6,923,000 for the three months ended January 31, 2004 (“Prior Year’s Quarter”).

Income from continuing operations increased 16.6% to $1,560,000 during the Current Quarter compared to $1,338,000 for the Prior Year’s Quarter. The Prior Year’s Quarter’s revenue and net income include a one-time item of $308,000 representing a gain from a lease termination payment made by a former tenant of FREIT (see discussion below).

In June 2004 FREIT’s 75% owned subsidiary, S And A, sold the OTC. This sale resulted in a gain for financial statement purposes of approximately $12.8 million, which was reported during the third quarter of fiscal 2004. The operations of OTC, less the 25% interest attributable to the minority interest, have been classified as income from Discontinued Operations for the Prior Year’s Quarter ended January 31, 2004.

The consolidated results of operations for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments from continuing operations:

	Retail				Residential				Combined

	Three Months Ended January 31,		Increase (Decrease)		Three Months Ended January 31,		Increase (Decrease)		Three Months Ended January 31,

	2005	2004	$	%	2005	2004	$	%	2005	2004
	(in thousands)				(in thousands)				(in thousands)

Rental income	$3,174	$3,375	$(201)	-6.0%	$3,808	$2,472	$1,336	54.0%	$6,982	$5,847
Percentage rent	40	22	18	81.8%			—		40	22
Reimbursements	1,191	891	300	33.7%			—		1,191	891
Other	5	23	(18)	-78.3%	35	17	18	105.9%	40	40

Total Revenue	4,410	4,311	99	2.3%	3,843	2,489	1,354	54.4%	8,253	6,800

Operating expenses	1,288	1,452	(164)	-11.3%	1,415	1,070	345	32.2%	2,703	2,522

Net operating income	$3,122	$2,859	$263	9.2%	$2,428	$1,419	$1,009	71.1%	5,550	4,278

Average
Occupancy %	92.6%	88.2%		4.4%	94.3%	94.6%		-0.3%

Reconciliation to consolidated net income:
Deferred rents - straight lining	75	75
Net investment income	65	48
General and administrative expenses	(227)	(182)
Depreciation	(1,075)	(766)
Financing costs	(2,518)	(2,025)
Minority interest	(310)	(90)

Net income from continuing operations	1,560	1,338
Discontinued operations		165

Net income	$1,560	$1,503

The above table details the comparative NOI for FREIT’s Retail and Residential Segments, and reconciles the combined NOI to consolidated net income. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, and financing costs. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

RETAIL SEGMENT

FREIT’s retail properties for continuing operations consist of seven (7) properties totaling approximately 1,050,000 sq. ft. Six are multi-tenanted retail centers and one is a single tenanted store. In addition, FREIT has leased land and receives rental income from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ

As indicated in the above table, revenues from our retail segment for the Current Quarter are up 2.3% and NOI is up 9.2% to $3,122,000. The NOI for the Current Quarter was bolstered by lower operating costs resulting from a mild winter up until the end of January 2005. Prior Year’s Quarter’ reimbursement income and operating expenses include credits taken for reduced expense charges. Higher operating costs are expected during the next quarter. Revenue and net operating income for the Prior Year’s Quarter includes a one-time item of $308,000 representing the gain from a lease termination payment made by a former tenant located at FREIT’s Westridge Square shopping center. FREIT and the tenant entered into a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant). The tenant made the payment in February 2004. The mortgage lender has agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT in monthly installments of $31,595 over approximately twenty four (24) months, or the balance of the un-disbursed $750,000 will be disbursed to FREIT once the mortgage lender is provided with a C of O covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement (“TI”) Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI’s are incurred, or in full at the earlier of when a C of O is obtained and the space vacated by the Tenant is leased and re-occupied, when the mortgage loan has been re-paid. The former tenant’s total rent and expense reimbursements aggregated approximately $488,000 per year.

ASSET SALE

On June 22, 2004, S And A closed on its contract for the sale of the OTC in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. During the third quarter of fiscal 2004 FREIT recognized a gain of approximately $12.8 million from the sale. The operations of OTC have been classified as Discontinued Operations.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 986 apartment units. The NOI of our residential properties is summarized in the above table.

On April 16, 2004, S And A closed on the purchase of The Pierre apartments. The Pierre is a 269-unit high-rise apartment building located in Hackensack, N.J. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46.0 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $30 million and the balance of approximately $16 million in cash.

The following table summarized the Net Operating Income of our portfolio of residential properties:

	Three Months Ended

	January 31,
	2005	2004
	($Thousands)
Revenues:
Same properties (1)	$2,491	$2,489

New properties (Pierre)	1,352	—

Total revenues	3,843	2,489

Expenses:
Same properties (1)	973	1,070

New properties (Pierre)	442	—

Total expenses	1,415	1,070

Net Operating Income:
Same properties (1)	1,518	1,419

New properties (Pierre)	910	—

Total NOI	$2,428	$1,419

(1) Properties operated since the beginning of fiscal 2004.

During the Current Quarter NOI from Same Properties increased $99,000 (7%). This increase resulted from a modest increase in revenues and a 9% decrease in operating expenses, resulting from the mild winter up to January 31, 2005. Average occupancy for Same Properties increased modestly to 95% for the Current Quarter from 94.6% for the Prior Year’s Quarter, although average collected monthly rent fell slightly. Occupancy at The Pierre, the 269 high-rise apartment house in Hackensack, NJ, remains steady at 92.5%. As apartments at The Pierre turnover, they are being refurbished. We continue to be optimistic that the rental housing demand will continue to improve and that residential operating results will improve over fiscal year 2004 levels.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual revenue decline of approximately $159,000 and $149,000 respectively.

FINANCING COSTS

	Three Months Ended January 31,

	2005	2004

	($000)
Fixed rate Mortgages
1st Mortgages
Existing	$1,741	$1,765
Prepaid	46	58
New (1)	459
2nd Mortgages
Existing	139	142
Other	21	13

	2,406	1,978
Amortization of
Mortgage Costs	45	47
Prepayment Fee	67	—

Total Financing Costs From
Continuing Operations	$2,518	$2,025

(1) Mortgages not in place at beginning of fiscal 2004.

Financing Costs for the Current Quarter increased $493,000 (24.3%) to $2,518,000 from $2,025,000 for the Prior Year’s Quarter. The increase is principally attributable to the mortgage on The Pierre property, which was acquired in April 2004, and the pre-payment fee paid the mortgage holder on the Damascus property when the $2.3 million mortgage on the property was prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $2.3 million for the Current Quarter compared to $1.7 million for the Prior Year’s Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2005, we had cash and cash equivalents totaling $14.3 million compared to $18.8 million at October 31, 2004, and $12.6 million at January 31, 2004. During the Current Quarter we used approximately $2.4 million of our cash reserves to prepay the 9.25% mortgage on the Damascus property (see below). This mortgage was to be fully amortized in 2011.

Credit Line:

On February 4, 2005, FREIT replaced its expired $14 million line of credit with an $18 million line of credit. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit (See below). Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

We are planning the construction of 129 apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment. During January 2005 we utilized our credit line for the issuance of a $2 million Letter of Credit for the benefit of the Township of Rockaway in connection with this construction project. The Letter of Credit guarantees FREIT’s completion of off-site improvements.

It is FREIT’s intention to redevelop and expand its Damascus Shopping Center. The total capital requirement for this project is estimated at $13 million, which will be financed, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investments.

At January 31, 2005 FREIT’s aggregate outstanding mortgage debt was $145.6 million and bears a fixed weighted average interest rate of 6.4%, and an average life of approximately 7.9 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	$ Millions

2007	$15.7
2008	$5.9
2010	$12.3
2013	$8.0
2014	$26.1
2016	$24.6
2019	$28.3

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2005 and October 31, 2004:

(In Millions)	January 31, 2005	October 31, 2004

Fair Value	$152.7	$158.1
Carrying Value	$145.6	$148.2

Fair values are estimated based on market interest rates at January 31, 2005 and October 31, 2004 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2005 a 1% interest rate increase would reduce the fair value of our debt by $6.2 million, and a 1% decrease would increase the fair value by $6.8 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher, than the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Interest rate swap contract: To reduce interest rate volatility, FREIT uses “pay fixed, receive floating” interest rate swaps to convert floating interest rates to fixed interest rates over the terms of certain loans. We enter into these swap contracts with a Counterparty that is usually a high-quality commercial bank.

In essence, we agree to pay our Counterparty a fixed rate of interest on a dollar amount of notional principal (which corresponds to our mortgage debt) over a term equal to the terms of the mortgage note. Our Counterparty, in return, agrees to pay us a short-term rate of interest – generally LIBOR – on that same notional amount over the same term as our mortgage note.

FASB 133 requires us to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect our income statement. Changes in the fair value of these swap contracts will be reported in earnings of other comprehensive income and appear in the equity section of our balance sheet.

This gain or loss represents the economic consequence of liquidating our fixed rate swap contracts and replacing them with like-duration funding at current market rates, something we would likely never do.

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,499,000 at January 31, 2005). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) Counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are below FREIT’s fixed interest rate payments, this could be costly. At January 31, 2005, FREIT’s liability for early termination would be $51,000. This amount has been included in comprehensive income. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” above.

Back To Index

Item 4: Controls and Procedures

As at the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting that occurred during FREIT’s last fiscal quarter that has materially affected, or is reasonably likely to material affect, FREIT’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in FREIT’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in FREIT’s reports filed under the Exchange Act is accumulated and communicated to management, including FREIT’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Back To Index

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 14, 2005

/s/ Robert S. Hekemian
—————————————
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive
Officer

/s/ Donald W. Barney
—————————————
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

Back To Index