Form 10-Q
period 2005-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2005-06-09
CIK 36840

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________.

Commission File No.: 2-27018

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

(Exact name of registrant as specified in its charter)

New Jersey	22-1697095

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Main Street, P.O. Box 667, Hackensack, New Jersey	07602

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 201-488-6400

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes   ☐   No

As of June 8, 2005 there were 6,423,152 shares of beneficial interest issued and outstanding.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

		Page

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

a.)	Condensed Consolidated Balance Sheets as at April 30, 2005 and October 31, 2004;	3

b.)	Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Six and Three Months Ended April 30, 2005 and 2004;	4

c.)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2005 and 2004;	5

d.)	Notes to Condensed Consolidated Financial Statements.	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results
of Operations.		11

Item 3: Quantitative and Qualitative Disclosures About Market Risk.		19

Item 4: Controls and Procedures.		19

Part II: Other Information		19

Item 6: Exhibits

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2005	October 31, 2004

	(In Thousands of Dollars)

ASSETS
Real estate, at cost, net of accumulated depreciation	$159,576	$160,357
Cash and cash equivalents	14,367	18,843
Tenants’ security accounts	1,801	1,777
Sundry receivables	3,176	3,102
Prepaid expenses and other assets	3,831	3,580
Contract deposit	1,000
Deferred charges, net	2,832	2,916
Interest rate swap contract	4

Totals	$186,587	$190,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages payable	$145,150	$148,244
Accounts payable and accrued expenses	2,763	3,068
Dividends payable	1,606	3,212
Tenants’ security deposits	2,270	2,210
Deferred revenue	56	247
Interest rate swap contract		160

Total liabilities	151,845	157,141

Minority interest	4,214	2,267

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest without par value: 8,000,000 shares authorized; 6,423,152 shares issued and outstanding	20,694	20,694
Undistributed earnings	9,830	10,633
Accumulated other comprehensive income (loss)	4	(160)

Total shareholders’ equity	30,528	31,167

Totals	$186,587	$190,575

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
UNDISTRIBUTED EARNINGS
SIX AND THREE MONTHS ENDED APRIL 30, 2005 AND 2004

	Six Months Ended		Three Months Ended

	April 30,		April 30,

	2005	2004	2005	2004

	(In Thousands Of Dollars, Except Per Share Amounts)
INCOME
Revenue:
Rental income	$14,228	$11,837	$7,130	$5,892
Reimbursements	1,870	2,067	680	1,175
Sundry income	95	65	55	28

Totals	16,193	13,969	7,865	7,095

Expenses:
Operating expenses	3,555	3,014	2,091	1,580
Management fees	713	553	363	289
Real estate taxes	2,311	2,028	1,195	1,022
Depreciation	2,085	1,580	1,010	814
Minority interest	332	222	22	132

Totals	8,996	7,397	4,681	3,837

Operating income	7,197	6,572	3,184	3,258

Investment income	119	89	54	41
Interest expense including amortization
of deferred financing costs	(4,907)	(4,132)	(2,389)	(2,107)

Income from continuing operations	2,409	2,529	849	1,192
Discontinued operations:
Income from discontinued operations	—	448	—	228
Minority interest in discontinued operations	—	(112)	—	(57)

Income from discontinued operations	—	336	—	171

Net income	$2,409	$2,865	$849	$1,363

Basic earnings per share:
Continuing operations	$0.38	$0.40	$0.13	$0.19
Discontinued operations	—	0.05	—	0.02

Net income	$0.38	$0.45	$0.13	$0.21

Diluted earnings per share:
Continuing operations	$0.36	$0.38	$0.12	$0.17
Discontinued operations	—	0.05	—	0.03

Net income	$0.36	$0.43	$0.12	$0.20

Weighted average shares outstanding:
Basic	6,423	6,348	6,423	6,367
Diluted	6,703	6,732	6,843	6,943

COMPREHENSIVE INCOME
Net Income	$2,409	$2,865	$849	$1,363
Other comprehensive income:
Unrealized gain on interest rate swap contract	164	73	55	102

Comprehensive income	$2,573	$2,938	$904	$1,465

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$10,633	$2,487	$10,587	$2,705
Net income	2,409	2,865	849	1,363
Less dividends	(3,212)	(2,569)	(1,606)	(1,285)

Balance, end of period	$9,830	$2,783	$9,830	$2,783

Dividends per share	$0.50	$0.40	$0.25	$0.20

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED APRIL 30, 2005 AND 2004

	2005	2004

	(In Thousands of Dollars)
Operating activities:
Net income	$2,409	$2,865
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation	2,085	1,768
Amortization	175	190
Deferred revenue	(191)	(163)
Minority interest	332	334
Changes in operating assets and liabilities:
Tenants’ security accounts	(24)	13
Sundry receivables, prepaid expenses and other assets	(416)	(1,663)
Accounts payable and accrued expenses	(305)	(297)
Tenants’ security deposits	60	(6)

Net cash provided by operating activities	4,125	3,041

Investing activities:
Capital expenditures	(1,304)	(753)
Acquisition of real estate		(16,003	) (a)
Contract deposit	(1,000)

Net cash used in investing activities	(2,304)	(16,756)

Financing activities:
Repayment of mortgages	(3,094)	(947)
Proceeds from notes and mortgage financing		8,200
Dividends paid	(4,818)	(3,651)
Proceeds from exercise of stock options		840
Distribution to minority interest	(287)	(410)
Contribution by minority interest	1,902

Net cash provided by (used in) financing activities	(6,297)	4,032

Net decrease in cash and cash equivalents	(4,476)	(9,683)
Cash and cash equivalents, beginning of period	18,843	14,437

Cash and cash equivalents, end of period	$14,367	$4,754

Supplemental disclosure of cash flow data:
Interest paid	$4,821	$4,209

Income taxes paid	$20	$15

Supplemental schedule of non cash financing activities:
Dividends declared but not paid	$1,606	$1,285

(a) In April 2004, S And A Commercial Associates LP, a subsidiary of FREIT, completed the acquisition of a 269 unit high rise apartment building in Hackensack, NJ for approximately $45,586,000, in part with the proceeds of a $29,583,000 mortgage.

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

The consolidated results of operations for the six and three months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2004.

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

In computing diluted earnings per share for each of the six and three month periods ended April 30, 2005 and 2004, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below. All shares and per share amounts have been restated for the two-for-one stock split which became effective March 31, 2004.

	Six Months Ended April 30,		Three Months Ended April 30,

	2005	2004	2005	2004

Basic weighted average shares outstanding	6,423,152	6,348,485	6,423,152	6,367,152

Shares arising from assumed exercise of stock options	280,125	383,853	420,188	575,779

Dilutive weighted average shares outstanding	6,703,277	6,732,338	6,843,340	6,942,931

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

Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options (adjusted for stock splits) which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share (adjusted for stock splits). During May 2003, options to purchase 72,000 shares at $7.50 per share were exercised, and on February 24, 2004, options to purchase 112,000 shares were exercised at $7.50 per share. The remaining options for 570,000 shares are all outstanding at April 30, 2005, and are exercisable through September 2008.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the six and three months ended April 30, 2005 and 2004. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended April 30,		Three Months Ended April 30,
	2005	2004	2005	2004

	(in thousands of dollars)
Real estate revenue:
Retail (a)	$8,290	$8,571	$3,879	$4,260
Residential	7,748	5,243	3,905	2,754

Totals	16,038	13,814	7,784	7,014

Real estate operating expenses:
Retail	2,780	2,931	1,491	1,477
Residential	3,364	2,331	1,947	1,262

Totals	6,144	5,262	3,438	2,739

Net operating income:
Retail (a)	5,510	5,640	2,388	2,783
Residential	4,384	2,912	1,958	1,492

Totals	$9,894	$8,552	$4,346	$4,275

Recurring capital improvements:
Residential	$429	$202	$171	$92

Reconciliation to consolidated net income:
Segment NOI	$9,894	$8,552	$4,346	$4,275
Deferred rents - straight-lining	150	155	75	80
Net investment income	119	89	54	41
General and administrative expenses	(430)	(333)	(205)	(151)
Depreciation	(2,085)	(1,580)	(1,010)	(814)

Discontinued operations	—	336	—	171
Financing costs	(4,907)	(4,132)	(2,389)	(2,107)
Minority interest in earnings of subsidiaries	(332)	(222)	(22)	(132)

Net Income	$2,409	$2,865	$849	$1,363

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

Note 5 – Acquisitions and Discontinued Operations:

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

The following unaudited pro forma information shows the results of operations for the six months and three months ended April 30, 2004 for FREIT and its Subsidiaries as though The Pierre had been acquired at the beginning of fiscal 2004:

	Six Months Ended April 30, 2004	Three Months Ended April 30, 2004
	(thousands, except per share amounts)

Revenues	$16,268	$8,066
Expenses	13,384	6,637

Income from continuing operations	2,884	1,429
Minority interest	(266)	(191)

Net income from continuing operations	$2,618	$1,238

Earnings Per Share:
Basic	$0.41	$0.19

Diluted	$0.39	$0.18

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

In accordance with its investment policy, on April 29, 2005, FREIT allowed the 25% minority owners in S And A to make an approximate $1.9 million capital contribution into S And A. As a result of this capital contribution, the minority owners have increased their ownership position to 35% effective with the additional capital contribution.

On April 7, 2005 FREIT entered into a contract to purchase a mixed-use property. FREIT has placed a $1 million earnest money deposit into an escrow account, which will be credited towards the purchase price of the property upon closing. The closing of the acquisition is expected to take place in mid July 2005 (See Form 8-K which was filed on April 11, 2005).

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

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 75% (effective April 29, 2005) owned subsidiary, S And A and its wholly-owned subsidiary, Damascus Centre, LLC.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended October 31, 2004, have been applied consistently as at April 30, 2005 and October 31, 2004, and for the six and three months ended April 30, 2005 and 2004. We believe that the following accounting policies or estimates require the application of Management’s most difficult, subjective, or complex judgments:

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

In October 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. During 2004 FREIT sold its Olney, MD property. FREIT has reclassified the operations of this property as Discontinued Operations for fiscal year 2004. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of this property within the consolidated statements of income.

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

Results of Operations:

Six and Three Months Ended April 30, 2005 and 2004

Revenues for the six months ended April 30, 2005 (“Current Six Months”) increased 15.9% to $16,193,000 compared to $13,969,000 for the six months ended April 30, 2004 (“Prior Year’s Six Months”). Revenues for the three months ended April 30, 2005 (“Current Quarter”) increased 10.9% to $7,865,000 from $7,095,000 for the three months ended April 30, 2004 (“Prior Year’s Quarter”). The increases in revenues from the prior periods are wholly attributable to the operations at the Pierre that was acquired in April 2004 (see chart below).

Income from continuing operations declined 4.7% to $2,409,000 for the Current Six Months from $2,529,000 for the Prior Year’s Six Months. For the Current Quarter income from continuing operations declined 28.8% to $849,000 from $1,192,000 for the Prior Year’s Quarter. The decline was caused by one time adjustment to commercial tenant’s reimbursable charge backs resulting in reduced revenues and income.

In June 2004 FREIT’s subsidiary, S And A, sold the OTC. This sale resulted in a gain for financial statement purposes of approximately $12.8 million, which was reported during the third quarter of fiscal 2004. The operations of OTC, less the share attributable to the minority interest, have been classified as income from Discontinued Operations for the Prior Year’s six and three months ended April 30, 2004.

The consolidated results of operations for the six and three months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments from continuing operations:

	Retail

	Six Months Ended				Three Months Ended

	April 30,		Increase	(Decrease)	April 30,		Increase	(Decrease)

	2005	2004	$	%	2005	2004	$	%
	(in thousands)				(in thousands)

Rental income	$6,404	$6,478	$(74)	-1.1%	$3,189	$3,079	$110	3.6%
Reimbursements	1,870	2,068	(198)	-9.6%	679	1,175	(496)	-42.2%
Other	16	25	(9)	-36.0%	11	6	5	83.3%

Total Revenues	8,290	8,571	(281)	-3.3%	3,879	4,260	(381)	-8.9%

Operating expenses	2,780	2,931	(151)	-5.2%	1,491	1,477	14	0.9%

Net operating income	$5,510	$5,640	$(130)	-2.3%	$2,388	$2,783	$(395)	-14.2%

Average
Occupancy %	92.6%	92.5%		0.1%	90.8%	92.8%		-2.0%

	Residential

	Six Months Ended				Three Months Ended

	April 30,		Increase	(Decrease)	April 30,		Increase	(Decrease)

	2005	2004	$	%	2005	2004	$	%
	(in thousands)				(in thousands)

Rental Revenues:
Same properties	$5,036	$4,963	$73	1.5%	$2,545	$2,474	$71	2.9%
New properties	2,712	280	2,432	868.6%	1,360	280	1,080	386%

Total Revenues	7,748	5,243	$2,505	47.8%	3,905	2,754	$1,151	41.8%
Operating expenses
Same properties	2,121	2,212	(91)	-4.1%	1,152	1,143	9	0.8%
New properties	1,243	119	1,124	944.5%	795	119	676	568.1%

Total Expenses	3,364	2,331	1,033	44.3%	1,947	1,262	685	54.3%

Net operating income	$4,384	$2,912	$1,472	50.5%	$1,958	$1,492	$466	31.2%

Average Occupancy %	94.6%	94.2%		0.4%	94.7%	93.7%		1.0%

	Six Months Ended				Three Months Ended

	April 30,				April 30,

	2005	2004			2005	2004

Reconciliation to consolidated net income:
Segment NOI:
Retail	$5,510	$5,640			$2,388	$2,783
Residential	4,384	2,912			1,958	1,492

Total	9,894	8,552			4,346	4,275
Deferred rents	150	155			75	80
Net investment income	119	89			54	41
Gen’l and admin. Exp.	(430)	(333)			(205)	(151)
Depreciation	(2,085)	(1,580)			(1,010)	(814)
Financing costs	(4,907)	(4,132)			(2,389)	(2,107)
Minority interest	(332)	(222)			(22)	(132)

Net income from continuing operations	2,409	2,529			849	1,192
Discontinued operations	—	336			—	171

Net income	$2,409	$2,865			$849	$1,363

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

RETAIL SEGMENT

FREIT’s retail properties for continuing operations consist of seven (7) properties totaling approximately 1,050,000 sq. ft. Six are multi-tenanted retail centers and one is a single tenanted store. In addition, FREIT has leased land and receives rental income from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ.

As indicated in the above table revenues from our retail segment are down 3.3% and 8.9%, and NOI is down 2.3% and 14.2% for the Current Six Months and Current Quarter respectively. The decline was caused by one time adjustment to commercial tenant’s reimbursable charge backs resulting in reduced revenues and income. Revenue and net operating income for the Prior Year’s Six Months includes a one-time item of $308,000 representing the gain from a lease termination payment made by a former tenant located at FREIT’s Westridge Square shopping center. FREIT and the tenant entered into a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant). The tenant made the payment in February 2004. The mortgage lender has agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT in monthly installments of $31,595 over approximately twenty four (24) months, or the balance of the un-disbursed $750,000 will be disbursed to FREIT once the mortgage lender is provided with a C of O covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement (“TI”) Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI’s are incurred, or in full at the earlier of when a C of O is obtained and the space vacated by the Tenant is leased and re-occupied, when the mortgage loan has been re-paid. The former tenant’s total rent and expense reimbursements aggregated approximately $488,000 per year.

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

During the Current Six Months NOI from Same Properties (properties operated since the start of fiscal 2004) increased almost 6% or $164,000. This increase resulted from a modest increase in revenues and modest decreases in operating expenses during the Current Six Months. Average occupancy for Same Properties increased to 95.6% for the Current Six Months from 94.2% for the Prior Year’s Six Months. The increased occupancy coupled with slightly higher rent collections resulted in the higher revenues and NOI. The higher occupancy and higher rent collections indicate a continuing firming of rental conditions in our market areas. Occupancy at The Pierre, the 269 unit high-rise apartment house in Hackensack, NJ, remains steady at 92.5%. As apartments at The Pierre turnover, they are being refurbished. We continue to be optimistic that the rental housing demand will continue to improve throughout the balance of this fiscal year.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual revenue decline of approximately $160,000 and $153,000 respectively.

DEPRECIATION

Depreciation expense increased approximately 32% ($505,000) and 24% ($196,000) during the Current Six Months and Current Quarter respectively over the Prior Year's Six Months and Prior Year's Quarter. The increase was pricipally attributable to the acquisition of The Pierre in April 2004.

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,

	2005	2004	2005	2004

	($000)		($000)
Fixed rate Mortgages
1st Mortgages
Existing	$3,484	$3,582	$1,743	$1,817
Prepaid	46	115	—	57
New (1)	918	71	459	71
2nd Mortgages
Existing	240	244	101	102
New (1)	25		25	—
Other	41	20	20	7

	4,754	4,032	2,348	2,054
Amortization of Mortgage Costs	86	100	41	53
Prepayment Fee	67		—	—

Total Financing Costs From
Continuing Operations	$4,907	$4,132	$2,389	$2,107

(1) Mortgages not in place at beginning of fiscal 2004.

Financing Costs for the Current Six Month period increased $775,000 (18.8%) to $4,907,000 from $4,132,000 for the Prior Year’s Six Months. The increase is principally attributable to the increased financing costs on The Pierre property ($847,000), which was acquired in April 2004, and the pre-payment fee paid the mortgage holder on the Damascus property when the $2.3 million mortgage on the property was prepaid.

Page 17 FUNDS FROM OPERATIONS (“FFO”) FFO is considered by many as a standard measurement of a REIT’s performance. We compute FFO as follows (in thousands of dollars):

	Six Months Ended

	4/30/05	4/30/04

Net income	$2,409	$2,865
Depreciation	2,085	1,580
Amortization of deferred mortgage costs	86	100
Mortgage prepayment penalty	67
Deferred rents - straight-lining	(150)	(155)
Capital improvements - Apartments	(429)	(202)
Discontinued operations		(336)
Minority interests:
Equity in earnings of affiliates	332	222
Distributions to minority interest	(287)	(410)

Funds From Operations	$4,113	$3,664

FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by certain other REITs may vary materially from that of FREIT’s, and therefore FREIT’s FFO and the FFO of other REITs may not be directly comparable.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $4.1 million for the Current Six Months compared to $3.0 million for the Prior Year’s Six Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2005, we had cash and cash equivalents totaling $14.4 million compared to $18.8 million at October 31, 2004, and $14.3 million at January 31, 2005. During the Current Six Month period we used approximately $2.3 million of our cash reserves to prepay the 9.25% mortgage on the Damascus property, $1 million for a contract deposit, and spent approximately $.6 million on development and construction activities and approximately $.75 million on capital improvements.

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

We’ve started the construction of 129 apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $13.8 million. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investments. During January 2005 we utilized our credit line for the issuance of a $2 million Letter of Credit for the benefit of the Township of Rockaway to secure our obligations to the Township in connection with this construction project. The Letter of Credit guarantees FREIT’s completion of off-site improvements. We expect construction to be completed in eighteen months.

It is FREIT’s intention to redevelop and expand its Damascus Shopping Center. The total capital requirement for this project is estimated at $13 million, which will be financed, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investments.

FREIT entered into a contract for the purchase of a mixed-use property. In this connection FREIT will utilize approximately $8.5 of its cash invested in institutional money market investments to close the acquisition in July 2005. See Form 8-K, Current Report filed April 11, 2005.

At April 30, 2005 FREIT’s aggregate outstanding mortgage debt was $145.2 million and bears a fixed weighted average interest rate of 6.4%, and an average life of approximately 7.6 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	$ Millions

2007	$15.7
2008	$5.9
2010	$12.3
2013	$8.0
2014	$26.1
2016	$24.6
2019	$28.3

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2005 and October 31, 2004:

(In Millions)	April 30, 2005	October 31, 2004

Fair Value	$150.4	$158.1
Carrying Value	$145.2	$148.2

Fair values are estimated based on market interest rates at April 30, 2005 and October 31, 2004 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2005 a 1% interest rate increase would reduce the fair value of our debt by $6.0 million, and a 1% decrease would increase the fair value by $6.4 million.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,447,000 at April 30, 2005). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) Counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination. At April 30, 2005 FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of about $4,000. This amount has been included as an asset in FREIT’s balance sheet as at April 30, 2005, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Back To Index

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

Item 3: Quantitative And Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources” above.

Item 4: Controls and Procedures

As at the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting that occurred during FREIT’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II Other Information

Item 4: Submission of Matters to a Vote of Security Holders.

The following matter was submitted to a vote of security holders at FREIT’s Annual Meeting of Shareholders held on April 13, 2005:

The Shareholders re-elected Mr. Robert S. Hekemian to serve as a Trustee for a three (3) year term. The balloting for election was a follows:

VOTES FOR	5,866,078
% of Outstanding on Record Date	91.3%
VOTES WITHHELD	20,448

Item 6. Exhibits and Reports on Form 8-K

None

Page 21 Exhibit Index

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

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 9, 2005	/s/ Robert S. Hekemian

(Signature)
Robert S. Hekemian Chairman of the Board and Chief Executive Officer

/s/ Donald W. Barney

(Signature)
Donald W. Barney President, Treasurer and Chief Financial Officer (Principal Financial/Accounting Officer)

Back To Index