Form 10-Q
period 2005-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2005-09-09
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________.

Commission File No.: 2-27018

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1697095 (I.R.S. Employer Identification No.)

505 Main Street, P.O. Box 667, Hackensack, New Jersey (Address of principal executive offices)	07602 (Zip Code)

Registrant’s telephone number, including area code 201-488-6400

—————————————————————————————————————————————————————————
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

☒ Yes ☐ No

As of September 8, 2005 there were 6,449,152 shares of beneficial interest issued and outstanding.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2005	October 31, 2004
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$190,517	$160,357
Cash and cash equivalents	7,619	18,843
Tenants’ security accounts	1,797	1,777
Sundry receivables	4,402	3,102
Secured notes receivable	1,658
Prepaid expenses and other assets	4,341	3,580
Deferred charges, net	3,740	2,916
Interest rate swap contract	49

Totals	$214,123	$190,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages payable	$167,223	$148,244
Accounts payable and accrued expenses	4,683	3,068
Dividends payable	1,612	3,212
Tenants’ security deposits	2,415	2,210
Deferred revenue	24	247
Interest rate swap contract		160

Total liabilities	175,957	157,141

Minority interest	7,784	2,267

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,449,152 and 6,423,152 shares issued
and outstanding	20,889	20,694
Undistributed earnings	9,444	10,633
Accumulated other comprehensive income (loss)	49	(160)

Total shareholders’ equity	30,382	31,167

Totals	$214,123	$190,575

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
UNDISTRIBUTED EARNINGS
NINE AND THREE MONTHS ENDED JULY 31, 2005 AND 2004

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(In Thousands Of Dollars, Except Per Share Amounts)
INCOME
Revenue:
Rental income	$21,408	$18,857	7,180	7,020
Reimbursements	2,980	2,954	1,110	887
Sundry income	133	127	38	62

Totals	24,521	21,938	8,328	7,969

Expenses:
Operating expenses (a)	5,502	4,683	1,947	1,669
Management fees	1,089	901	376	348
Real estate taxes	3,510	3,145	1,199	1,117
Depreciation	3,138	2,702	1,053	1,122
Minority interest	493	312	161	90

Totals	13,732	11,743	4,736	4,346

Operating income	10,789	10,195	3,592	3,623

Investment income	173	127	54	38
Interest expense including amortization
of deferred financing costs	(7,327)	(6,577)	(2,420)	(2,445)

Income from continuing operations	3,635	3,745	1,226	1,216

Discontinued operations:
Income from discontinued operations	—	607	—	159
Gain on disposal	—	12,754	—	12,754
Minority interest in discontinued operations	—	(3,340)	—	(3,228)

Income from discontinued operations	—	10,021	—	9,685

Net income	$3,635	$13,766	$1,226	$10,901

Basic earnings per share:
Continuing operations	$0.57	$0.59	$0.19	$0.19
Discontinued operations	—	1.57	—	1.51

Net income	$0.57	$2.16	$0.19	$1.70

Diluted earnings per share:
Continuing operations	$0.54	$0.56	$0.18	$0.18
Discontinued operations	—	1.51	—	1.44

Net income	$0.54	$2.07	$0.18	$1.62

Weighted average shares outstanding:
Basic	6,430	6,367	6,436	6,423
Diluted	6,750	6,633	6,870	6,748

COMPREHENSIVE INCOME
Net Income	$3,635	$13,766	$1,226	$10,901
Other comprehensive income:
Unrealized gain on interest
rate swap contract	209	108	45	35

Comprehensive income	$3,844	$13,874	$1,271	$10,936

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$10,633	$2,487	$9,830	$2,783
Net income	3,635	13,766	1,226	10,901
Less dividends	(4,824)	(3,854)	(1,612)	(1,285)

Balance, end of period	$9,444	$12,399	$9,444	$12,399

Dividends per share	$0.75	$0.60	$0.25	$0.20

(a)	See Note 4

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2005 AND 2004

	2005		2004
	(In Thousands of Dollars)
Operating activities:
Net income	$3,635		$13,766
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	3,138		2,702
Amortization	259		266
Deferred revenue	(223)		(188)
Minority interest	493		3,652
Gain on disposal of discontinued operations			(12,754)
Changes in operating assets and liabilities:
Tenants’ security accounts	(20)		(432)
Sundry receivables, prepaid expenses and other assets	(3,144)		1,184
Accounts payable and accrued expenses	1,615		86
Tenants’ security deposits	205		403

Net cash provided by operating activities	5,958		8,685

Investing activities:
Capital expenditures	(2,408)		(1,485)
Proceeds from disposal of discontinued operations			15,238
Acquisition of real estate	(8,390	)(a)	(16,003	)(b)

Net cash used in investing activities	(10,798)		(2,250)

Financing activities:
Repayment of mortgages	(3,521)		(1,312)
Proceeds from notes and mortgage financing			4,542
Dividends paid	(6,424)		(4,936)
Proceeds from exercise of stock options	195		840
Distribution to minority interest	(558)		(649)
Contribution by minority interest	5,582
Secured loans to minority interest	(1,658)

Net cash used in financing activities	(6,384)		(1,515)

Net increase (decrease) in cash and cash equivalents	(11,224)		4,920
Cash and cash equivalents, beginning of period	18,843		14,437

Cash and cash equivalents, end of period	$7,619		$19,357

Supplemental disclosure of cash flow data:
Interest paid	$7,200		$6,433

Income taxes paid	$28		$23

Supplemental schedule of non cash financing activities:
Dividends declared but not paid	$1,612		$1,285

(a) In July 2005, Grande Rotunda, LLC, a 60% owned affiliate of FREIT, completed the acquisition of The Rotunda, a 119,000 square foot office and retail building in Baltimore, MD. The acquisition cost of approximately $30,890,000, was paid for in part with the proceeds of a $22,500,000 acquisition loan.

(b) In April 2004, S And A Commercial Associates LP, a subsidiary of FREIT, completed the acquisition of a 269 unit high rise apartment building in Hackensack, NJ for approximately $45,586,000, in part with the proceeds of a $29,583,000 mortgage loan.

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

The consolidated results of operations for the nine and three months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2004.

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

In computing diluted earnings per share for each of the nine and three month periods ended July 31, 2005 and 2004, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below. All shares and per share amounts have been restated for the two-for-one stock split which became effective March 31, 2004.

	Nine Months Ended July 31,		Three Months Ended July 31,
	2005	2004	2005	2004
Basic weighted average
shares outstanding	6,429,652	6,367,152	6,436,152	6,423,152

Shares arising from assumed
exercise of stock options	320,217	266,257	433,920	324,682

Dilutive weighted average shares
outstanding	6,749,869	6,633,409	6,870,072	6,747,834

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period are comprised of ordinary income.

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

Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options (adjusted for stock splits) which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share (adjusted for stock splits). On February 24, 2004 and July 27, 2005 options to purchase 112,000 shares and 26,000 shares respectively, were exercised at $7.50 per share. The remaining options for 544,000 shares are all outstanding at July 31, 2005, and are exercisable through September 2008.

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

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains eight separate properties and the residential segment contains nine properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K.

The chief operating decision-making group of FREIT’s commercial segment, residential segment and corporate/other is comprised of the Board of Trustees.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the nine and three months ended July 31, 2005 and 2004. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended July 31,		Three Months Ended July 31,
	2005	2004	2005	2004
	(in thousands of dollars)
Real estate revenue:
Commercial (a)	$12,657	$12,603	$4,367	$4,032
Residential	11,630	9,099	3,882	3,856

Totals	24,287	21,702	8,249	7,888

Real estate operating expenses:
Commercial	4,211	4,220	1,431	1,289
Residential	5,158	3,968	1,794	1,637

Totals	9,369	8,188	3,225	2,926

Net operating income:
Commercial (a)	8,446	8,383	2,936	2,743
Residential	6,472	5,131	2,088	2,219

Totals	$14,918	$13,514	$5,024	$4,962

Recurring capital improvements:
Residential	$650	$646	$221	$444

Reconciliation to consolidated
net income:
Segment NOI	$14,918	$13,514	$5,024	$4,962
Deferred rents - straight-lining	227	235	77	80
Net investment income	173	127	54	38
General and administrative expenses	(602)	(540)	(172)	(207)
Sarbanes-Oxley Act Compliance (b)	(123)		(123)
Depreciation	(3,138)	(2,702)	(1,053)	(1,122)
Financing costs	(7,327)	(6,577)	(2,420)	(2,445)
Minority interest in earnings of subsidiaries	(493)	(312)	(161)	(90)

Income from continuing operations	3,635	3,745	1,226	1,216
Discontinued operations		10,021		9,685

Net income	$3,635	$13,766	$1,226	$10,901

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

(b)	Accounting costs required in complying with Section 404 of the Sarbanes-Oxley Act.

Note 5 - Acquisitions and Discontinued Operations:

On June 22, 2004, S And A closed on its contract for the sale of the Olney Town Center (“OTC”) in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. S And A utilized part of the selling price to repay the approximate $11 million first mortgage on the property. The operations of OTC are classified as Discontinued Operations. For financial statement proposes, S And A recognized a gain of approximately $12.8 million from the sale.

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

The net proceeds from the OTC sale after the repayment of the first mortgage repaid FREIT and the 25% minority owners for their cash advances made to acquire The Pierre.

S And A structured the sale of OTC and the purchase of The Pierre in a manner that would qualify as a like kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, and has resulted in a deferral for income tax purposes of the realization of gain on the sale of OTC. Since it is the intention of FREIT to continue to qualify as a real estate investment trust, deferred tax would be minimal.

The acquisition price of The Pierre, including closing costs, was approximately $46 million. Based on a detailed appraisal of the property, the purchase price was allocated as follows: approximately $38 million (82.2%) was allocated to the building and other improvements and approximately $8 million (17.8%) was allocated towards land. Value attributable to leases was considered immaterial due to their short-term nature.

In accordance with its investment policy, on April 29, 2005, FREIT allowed the 25% minority owners in S And A to make an approximate $1.9 million capital contribution into S And A. As a result of this capital contribution, the minority owners have increased their ownership position to 35% effective with the additional capital contribution.

On July 19, 2005 FREIT’s 60% owned affiliate, Grande Rotunda, LLC, completed the acquisition of The Rotunda, a mixed-use property in Baltimore, Maryland. The Rotunda site is approximately 11.5 acres and is in close proximity to John Hopkins University. Its current configuration contains about 119,000 sq. ft. of office space, primarily in the four-story main building, and 97,000 sq. ft. of retail space on the lower level of the main building. A Giant Supermarket anchors the retail space.

The acquisition cost was approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million, and the balance in cash. The acquisition mortgage loan bears interest at 150 basis points over LIBOR and has an initial term of three (3) years which makes the loan repayment date July 19, 2008. FREIT contributed 60% of the cash required, with the balance contributed by its joint venture partner, Rotunda 100, LLC, whose equity investors are principally employees of Hekemian & Co., Inc. (“Hekemian”). Hekemian is the managing agent for FREIT’s other properties. In order to incentivize the employees of Hekemian to identify and provide real estate investment opportunities for FREIT, FREIT has agreed to advance, only to the employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them to Rotunda 100, LLC, for this transaction. FREIT has advanced $1.7 million to the Hekemian employees (certain of whom are members of the family of FREIT’s Chairman of the Board), and these loans will bear a floating rate of interest payable quarterly and will be secured by the Hekemian employees’ membership equity interest in Rotunda 100, LLC.

The acquisition price of The Rotunda has been preliminarily allocated as follows: $25.4 million (82.3%) to the building and $5.6 million (17.7%) to the land. The purchase price allocation is based on estimates of fair values of the property at the acquisition date, with minimal value currently being assigned to the leases. These allocated values are subject to change as more data becomes available and the fair market value of the property and leases can be more accurately determined. It is FREIT’s policy that initial valuations are finalized, in accordance with the guidelines outlined in SFAS No. 141 and SFAS No. 142, no later than six (6) months from the acquisition date.

The following unaudited pro forma information shows the results of operations for the nine months and three months ended July 31, 2005 and 2004 for FREIT and its Subsidiaries as though The Pierre and The Rotunda had been acquired at the beginning of fiscal 2004:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2005	2004	2005	2004
	(thousands, except per share amounts)

Revenues	$27,196	$27,344	$9,118	$8,956
Net expenses	(23,449)	(23,445)	(7,840)	(7,751)
Minority interest	(341)	(242)	(117)	(50)

Income before discontinued operations	3,406	3,657	1,161	1,155
Discontinued operations	—	10,021	—	9,685

Net Income	$3,406	$13,678	$1,161	$10,840

Basic Earnings Per Share:
Continuing operations	$0.53	$0.57	$0.18	$0.18
Discontinued operations	—	1.57	—	1.51

Net Income	$0.53	$2.14	$0.18	$1.69

Diluted Earnings Per Share:
Continuing operations	$0.50	$0.55	$0.17	$0.17
Discontinued operations	—	1.51	—	1.44

Net Income	$0.50	$2.06	$0.17	$1.61

The unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage loans placed on the properties at the acquisition date.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2004 or of future results of operations of FREIT’s combined properties.

Note 6 - Credit line:

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

Note 7 - Subsequent Event:

On September 1, 2005, FREIT’s Board of Trustees authorized an investor group comprised principally of Hekemian employees to contribute sufficient capital to Damascus Centre, LLC to acquire a 30% equity interest in this company which owns the Damascus Shopping Center in Damascus, Maryland. The investment, to be based on the fair market value of the shopping center, will reduce FREIT’s equity interest to 70%. FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them. These advances will be in the form of secured loans that will bear interest that will float at 255 basis points over LIBOR, in effect from time-to-time.

*    *

Back To Index

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Identifying Important Factors That Could Cause FREIT’s Actual Results
to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the unaudited condensed consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-Q, and the consolidated financial statements included in FREIT’s most recently filed Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT’s current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning.

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

Overview

FREIT is an equity real estate investment trust (“REIT”) that owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties. We also receive income from our 40% owned Affiliate, Westwood Hills, LLC which owns a residential apartment property and from our 40% owned affiliate Wayne PSC, LLC that owns the Preakness Shopping Center. Our policy has been to acquire real property for long-term investment.

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

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to all of FREIT’s majority and minority owned affiliates.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended October 31, 2004, have been applied consistently as at July 31, 2005 and October 31, 2004, and for the nine and three months ended July 31, 2005 and 2004. We believe that the following accounting policies or estimates require the application of Management’s most difficult, subjective, or complex judgments:

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

Real Estate: Real estate is carried at cost, net of accumulated depreciation. As at July 31, 2005, FREIT’s carrying amount of its real estate, net of depreciation, is $190.5 million. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If FREIT does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

When we acquire real estate assets, we assess the fair value of the acquired assets (in accordance with Statements of Financial Accounting Standards (“SFAS”) Nos. 141 and 142) and allocate the purchase price to the asset’s components - land, building, leases, etc. - based on these assessments. FREIT assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information, or independent appraisals. Initial valuation assessments are subject to change until such information is finalized no later than six months from the acquisition date.

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

Overview

We believe that income from continuing operations, which excludes the operations of Only Town Center (“OTC”), is the most significant element of net income. Accordingly, all references and comparisons refer to income from continuing operations unless otherwise stated.

All references to per share amounts are on a diluted basis unless otherwise indicated and have been restated for the March 31, 2004 two-for-one stock split.

Results of Operations:

Nine and three months ended July 31, 2005 and 2004

Revenues for the nine months ended July 31, 2005 (“Current Nine Months”) increased 11.8% to $24,521,000 compared to $21,938,000 for the nine months ended July 31, 2004 (“Prior Year’s Nine Months”). Revenues for the three months ended July 31, 2005 (“Current Quarter”) increased 4.5% to $8,328,000 from $7,969,000 for the three months ended July 31, 2004 (“Prior Year’s Quarter”). The increases in revenues from the prior periods are wholly attributable to the operations at The Pierre that was acquired in April 2004 (see chart below).

Income from continuing operations declined 2.9% to $3,635,000 for the Current Nine Months from $3,745,000 for the Prior Year’s Nine Months. For the Current Quarter income from continuing operations increased slightly to $1,226,000 from $1,216,000 for the Prior Year’s Quarter.

In June 2004 FREIT’s subsidiary, S And A, sold the OTC. This sale resulted in a gain for financial statement purposes of approximately $12.8 million, which was reported during the third quarter of fiscal 2004. The operations of OTC, less the share attributable to the minority interest, have been classified as income from Discontinued Operations for the Prior Year’s nine and three months ended July 31, 2004.

The consolidated results of operations for the nine and three months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments from continuing operations:

	Commercial
	Nine Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%
	(in thousands)				(in thousands)
Rental revenues:
Same Properties	$12,546	$12,603	$(57)	-0.5%	$4,256	$4,032	$224	5.6%
New Properties	111	—	111		111	—	111

Total Revenues	12,657	12,603	54	0.4%	4,367	4,032	335	8.3%

Operating expenses
Same Properties	4,176	4,220	(44)	-1.0%	1,396	1,289	107	8.3%
New Properties	35		35		35	—	35

Total Expenses	4,211	4,220	(9)	-0.2%	1,431	1,289	142	11.0%

Net operating income	$8,446	$8,383	$63	0.8%	$2,936	$2,743	$193	7.0%

Average
Occupancy %	92.6%	91.8%		0.8%	92.4%	94.3%		-1.9%

	Residential
	Nine Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%
	(in thousands)				(in thousands)
Rental Revenues:
Same properties	$7,552	$7,478	$74	1.0%	$2,516	$2,515	$1	0.0%
New properties	4,078	1,621	2,457	151.6%	1,366	1,341	25	2%

Total Revenues	11,630	9,099	$2,531	27.8%	3,882	3,856	$26	0.7%

Operating expenses
Same properties	3,109	3,261	(152)	-4.7%	988	1,049	(61)	-5.8%
New properties	2,049	707	1,342	189.8%	806	588	218	37.1%

Total Expenses	5,158	3,968	1,190	30.0%	1,794	1,637	157	9.6%

Net operating income	$6,472	$5,131	$1,341	26.1%	$2,088	$2,219	$(131)	-5.9%

Average
Occupancy %	93.4%	94.5%		-1.1%	90.6%	95.0%		-4.4%

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Reconciliation to
consolidated net income:
Segment NOI:
Commercial	$8,446	$8,383	$2,936	$2,743
Residential	6,472	5,131	2,088	2,219

Total	14,918	13,514	5,024	4,962
Deferred rents	227	235	77	80
Net investment income	173	127	54	38
Gen’l and admin. Exp	(602)	(540)	(172)	(207)
SOX 404 compliance (a)	(123)		(123)
Depreciation	(3,138)	(2,702)	(1,053)	(1,122)
Financing costs	(7,327)	(6,577)	(2,420)	(2,445)
Minority interest	(493)	(312)	(161)	(90)

Net income from
continuing operations	3,635	3,745	1,226	1,216
Discontinued operations	—	10,021	—	9,685

Net income	$3,635	$13,766	$1,226	$10,901

(a)	See Note 4- Segment information, and below - General And Administrative Expenses.

The above table details the comparative NOI for FREIT’s Commercial and Residential Segments, and reconciles the combined NOI to consolidated net income. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, and financing costs. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

FREIT’s commercial properties for continuing operations consist of eight properties (including the acquisition of The Rotunda on July 19, 2005) totaling approximately 1,147,000 sq. ft. of retail space and 119,000 sq. ft. of office space. Seven are multi-tenanted retail centers and one is a single tenanted store. In addition, FREIT has leased land and receives rental income from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ.

As indicated in the above table revenues from our same properties declined .5% and NOI is down .1% for the Current Nine Months compared to the Prior Year’s Nine Months. The decline was caused by one time adjustment to commercial tenant’s reimbursable charge backs resulting in reduced revenues and income. Revenue and net operating income for the Prior Year’s Nine Months includes a one-time item of $308,000 representing the gain from a lease termination payment made by a former tenant located at FREIT’s Westridge Square shopping center. (See Note 4-”Segment information”, to the financial statements.)

For the same properties Current Quarter revenues and NOI increased 5.6% and 4.3%, respectively. The increases are attributable to higher expense reimbursement received during the Current Quarter compared to Prior Year’s Quarter.

ACQUISITION

On July 19, 2005 FREIT’s 60% owned affiliate, Grande Rotunda, LLC closed on the purchase of The Rotunda, a mixed-use property in Baltimore, MD. See Note 5- Acquisitions and Discontinued Operations. The operations of The Rotunda have been included in operations for the period from acquisition to July 31, 2005.

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

During the Current Nine Months NOI from Same Properties (properties operated since the start of fiscal 2004) increased 5.4% or $226,000. This increase resulted from a modest increase (1%) in revenues and decreases in operating expenses (4.7%) during the Current Nine Months. Average occupancy for Same Properties decreased slightly to 94.1% for the Current Nine Months from 95.1% for the Prior Year’s Nine Months. The decrease in occupancy was offset by slightly higher rent collections and reduced occupancy, resulting in an increase in NOI. Average occupancy at The Pierre, the 269 unit high-rise apartment house in Hackensack, NJ, for the Current Nine Months was 91.6%. As apartments at The Pierre turnover, they are being refurbished. While we have experienced a spike in vacancies during the last fiscal quarter, we continue to be optimistic that the rental housing demand will continue to improve throughout the balance of this fiscal year.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual revenue decline of approximately $165,000 and $144,000 respectively.

DEPRECIATION

Depreciation expense increased approximately 16% ($436,000) during the Current Nine Months and decreased .6% ($69,000) during the Current Quarter compared to the prior reported periods, respectively, over the Prior Year’s Nine Months and Prior Year’s Quarter. The increase was principally attributable to the acquisition of The Pierre in April 2004.

FINANCING COSTS

Financing Costs (as detailed in the table below) for the Current Nine Month period increased $750,000 (11.4%) to $7,327,000 from $6,577,000 for the Prior Year’s Nine Months. The increase is principally attributable to the increased financing costs on The Pierre property ($939,000), which was acquired in April 2004, and onThe Rotunda ($44,000), which was acquired on July 19, 2005, and the pre-payment fee paid the mortgage holder on the Damascus property when the $2.3 million mortgage on the property was prepaid.

	Nine Months Ended July 31,		Three Months Ended July 31,
	2005	2004	2005	2004
	(thousands or dollars)
Fixed rate Mortgages
1st Mortgages
Existing	$5,199	$5,353	$1,715	$1,771
Prepaid	46	170	—	55
New (1)	1,418	479	500	408
2nd Mortgages
Existing	359	366	119	122
New (1)	44		19	—
Other	67	65	26	45

	7,133	6,433	2,379	2,401
Amortization of
Mortgage Costs	127	144	41	44
Prepayment Fee	67		—	—

Total Financing Costs From
Continuing Operations	$7,327	$6,577	$2,420	$2,445

(1)	Mortgages not in place at beginning of fiscal 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

For the Current Nine Months and Current Quarter, General and Administrative Expenses increased $185,000 (34%) to $725,000 and $88,000 (42.5%) to $295,000, respectively. The principal reason for the increases was the Sarbanes-Oxley Act accounting compliance costs aggregating $123,000 during the Current Nine Months and Current Quarter. These costs, expected to reach approximately $200,000 - $225,000 in fiscal 2005, will for the most part, not be on-going. However, overall on-going accounting costs will be higher than experienced historically to comply with the Sarbanes-Oxley Act.

FUNDS FROM OPERATIONS (“FFO”)

FFO is considered by many as a standard measurement of a REIT’s performance. We compute FFO as follows (in thousands of dollars):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Net income	$3,635	$13,766	$1,226	$10,901
Depreciation	3,138	2,702	1,053	1,122
Amortization of deferred mortgage costs	127	144	41	44
Mortgage prepayment penalty	67		—	—
Deferred rents - straight-lining	(224)	(235)	(74)	(66)
Capital improvements - Apartments	(650)	(646)	(221)	(444)
Discontinued operations		(10,021)	—	(9,685)
Minority interests:
Equity in earnings of affiliates	493	312	161	90
Distributions to minority interest	(558)	(649)	(271)	(239)

Funds From Operations	$6,028	$5,373	$1,915	$1,723

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $6 million for the Current Nine Months compared to $8.7 million for the Prior Year’s Nine Months (reflecting the Olney sale). We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2005, we had cash and cash equivalents totaling $7.6 million compared to $18.8 million at October 31, 2004, and $14.3 million at April 30, 2005. During the Current Nine Month period we used approximately $2.3 million of our cash reserves to prepay the 9.25% mortgage on the Damascus property, $5.1 million for the acquisition of The Rotunda, and approximately $2.4 million on development and construction activities, and capital improvements.

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

We’ve started the construction of 129 apartment rental units in Rockaway, NJ. The total capital required for this project is estimated at $17.7 million (exclusive of the value of the land). Through July 31, 2005 approximately $1.1 million has been expended. FREIT has received a $20.7 million financing commitment from an institutional lender to provide construction financing that will be converted into a permanent mortgage loan when construction is completed. The loan will bear interests as follows: during the construction loan period at 140 basis points over LIBOR on all construction advances, and when the loan is converted to a permanent loan, interest to be fixed at 5.37% over the 15 year life of the permanent loan. This loan is expected to close during September 2005.

During January 2005 we utilized our credit line for the issuance of a $2 million Letter of Credit for the benefit of the Township of Rockaway to secure our obligations to the Township in connection with this construction project. The Letter of Credit guarantees FREIT’s completion of off-site improvements. We expect construction to be completed in eighteen months with initial occupancy estimated to begin during early 2006.

It is FREIT’s intention to redevelop and expand its Damascus Shopping Center. The total capital requirement for this project is estimated at $13 million, which will be financed, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investments.

At July 31, 2005, FREIT’s aggregate outstanding mortgage debt was $167.2 million and bears a weighted average interest rate of 6.2%, and an average life of approximately 7.1 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	$ Millions
2007	$15.7
2008	$28.4
2010	$12.3
2013	$8.0
2014	$26.1
2016	$24.6
2019	$28.3

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2005 and October 31, 2004:

	July 31,	October 31,

	2005	2004
(In Millions)
Fair Value	$172.8	$158.1
Carrying Value	$167.2	$148.2

Fair values are estimated based on market interest rates at July 31, 2005 and October 31, 2004 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2005 a 1% interest rate increase would reduce the fair value of our debt by $5.8 million, and a 1% decrease would increase the fair value by $6.2 million.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,384,000 at July 31, 2005). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) Counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination. At July 31, 2005, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of about $49,000. This amount has been included as an asset in FREIT’s balance sheet as at July 31, 2005, and the change (gain or loss) between reporting periods included in comprehensive income.

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

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (Registrant)

Date: September 9, 2005

/s/ Robert S. Hekemian —————————————— (Signature) Robert S. Hekemian Chairman of the Board and Chief Executive Officer

/s/ Donald W. Barney —————————————— (Signature) Donald W. Barney President, Treasurer and Chief Financial Officer (Principal Financial/Accounting Officer)