Form 10-K
period 2005-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2006-01-17
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 2-27018

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

(Exact name of registrant as specified in its charter)

New Jersey	22-1697095

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Main Street, Hackensack, New Jersey	07601

(Address of principal executive offices)	(Zip Code)

201-488-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by Check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $239 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 29, 2005, the last business day of the registrant’s most recently completed second quarter.

As of January 13, 2006, the number of shares of beneficial interest outstanding was 6,509,152.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be held on April 13, 2006 are incorporated by reference in Part III of this Annual Report.

TABLE OF CONTENTS
FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The registrant cautions readers that forward-looking statements, including, without limitation, those relating to the registrant’s investment policies and objectives; the financial performance of the registrant; the ability of the registrant to service its debt; the competitive conditions which affect the registrant’s business; the ability of the registrant to obtain the necessary governmental approvals for the development, expansion or renovation of its properties, the impact of environmental conditions affecting the registrant’s properties, and the registrant’s liquidity and capital resources, are subject to certain risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the registrant’s future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; federal, state and local governmental regulations that affect the registrant; and the competitive environment in which the registrant operates, including, the availability of retail space and residential apartment units in the areas where the registrant’s properties are located. In addition, the registrant’s continued qualification as a real estate investment trust involves the application of highly technical and complex rules of the Internal Revenue Code. The forward-looking statements are made as of the date of this Annual Report and the registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I

ITEM 1	BUSINESS

(a)	GENERAL BUSINESS

First Real Estate Investment Trust of New Jersey (“FREIT”) is an equity real estate investment trust (“REIT”) organized in New Jersey in 1961. FREIT acquires, develops and holds real estate properties for long-term investment and not for resale.

FREIT’s long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to shareholders, and (iii) increase the overall value of FREIT’s portfolio. FREIT’s investments may take the form of wholly owned fee interests or, if the circumstances warrant, on a joint venture basis, to diversify risk, with other parties including employees and affiliates of Hekemian & Co., Inc. (See Management Agreement), provided FREIT would be able to maintain management control over the property. While FREIT’s general investment policy is to hold and maintain its properties long-term, it may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which FREIT has determined or determines are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

Fiscal Year 2005 Developments

(i)	Financing

(a)     On February 4, 2005, FREIT replaced its $14 million line of credit with an $18 million line of credit. The new line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90 day periods, based on out choice of the prime rate or at 175 basis points over the 30, 60, or 90 day LIBOR rates at the time of the draws.

As of October 31, 2005 there were no draws outstanding against this line, except the credit line has been utilized for the issuance of a $2 million Letter of Credit for the benefit of the Township of Rockaway in connection with our construction of 129 garden apartment units.

(b)     On October 21, 2005 FREIT entered into a construction loan with State Farm Bank, F.S.B. (“State Farm”), whereby State Farm will finance, principally, all the construction costs at Boulders (FREIT’s 129 garden apartment project in Rockaway, NJ). Interest on State Farm advances will be payable monthly at 140 basis points above the one-month LIBOR rate in effect from time-to-time. State Farm made an initial advance of $75,000 on October 21, 2005. The Initial Maturity Date for the construction loan is November 1, 2006, and under certain circumstances, this date may be extended to February 1, 2007. On the Initial Maturity Date the

construction loan will be converted (Conversion Date) to a permanent loan and State Farm will fund additional amounts to bring the permanent loan balance up to $20.7 million. The permanent loan will bear a fixed interest rate of 5.37%, and require fixed monthly interest and principal payments totaling $115,850. The final payment of unpaid principal will be due fifteen (15) years from the conversion date. Until the construction loan is converted in to a permanent loan, the loan is fully guaranteed by FREIT. Upon conversion to a permanent loan, and the achievement of certain occupancy and debt service coverage ratios, the loan becomes a non-recourse loan, and will be secured, principally, by the underlying property.

(c)     In connection with the acquisition of The Rotunda (see below) FREIT entered into an acquisition loan with the Bank of America for $22.5 million. Interest only is payable monthly at the rate of 150 basis points over LIBOR, in effect from time-to-time. The loan is due on July 19, 2008, but may be extended, under certain circumstances, for an additional one year.

(ii)	ACQUISITION AND CONSTRUCTION

(a) The Rotunda – Baltimore, MD:
On July 19, 2005 FREIT’s 60% owned affiliate, Grande Rotunda, LLC, completed the acquisition of The Rotunda, a mixed-use property in Baltimore, Maryland. The Rotunda site is approximately 11.5 acres and is in close proximity to Johns Hopkins University. Its current configuration contains about 138,000 sq. ft. of office space, primarily in the four-story main building, and 78,000 sq. ft. of retail space on the lower level of the main building. The acquisition cost was approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million (see above), and the balance in cash. FREIT contributed 60% of the cash required, with the balance contributed by its joint venture partner, Rotunda 100, LLC, whose equity investors are principally employees of Hekemian & Co., Inc. (“Hekemian”). Hekemian is the managing agent for FREIT’s other properties. In order to incentivize the employees of Hekemian to identify and provide real estate investment opportunities for FREIT, FREIT has agreed to advance, only to the employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them to Rotunda 100, LLC, for this transaction. FREIT has advanced $1.7 million to the Hekemian employees (certain of whom are members of the family of FREIT’s Chairman of the Board), and these loans will bear a floating rate of interest payable quarterly and will be secured by the Hekemian employees’ membership equity interest in Rotunda 100, LLC.

(b) Rockaway Township, NJ
FREIT owns approximately 20 acres of undeveloped land in Rockaway Township, NJ. In July 2005 construction started on 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing (see above) and, in part, from funds available from our institutional money market investments. Construction is expected to last twelve to eighteen months, with the first buildings available for occupancy in March / April 2006.

Approximately one (1) acre of the Rockaway land has been sub-divided and leased to a bank. Rent under the land lease commenced in December 2003.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different customers and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2005 is incorporated by reference to Note 13, “Segment Information” on pages 50 and 51 of the Consolidated Financial Statements

(c)	Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey, Maryland and on Long Island. We also currently own approximately 18.3 acres of land currently being developed and 39.3 acres of unimproved land in New Jersey. See “Item 2 Properties - Portfolio of Investments.”

FREIT elected to be taxed as a REIT under the Internal Revenue Code. FREIT operates in such a manner as to qualify for taxation as a REIT in order to take advantage of certain favorable tax aspects of the REIT structure. Generally, a REIT will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to its equity holders.

As an equity REIT, we generally acquire interests in income producing properties to be held as long-term investments. FREIT’s return on such investments is based on the income generated by such properties mainly in the form of rents.

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

Portfolio of Real Estate Investments

At October 31, 2005, FREIT’s real estate holdings included (i) nine (9) apartment buildings or complexes containing 986 rentable units, (ii) nine (9) commercial properties (retail and office) containing approximately 1,266,000 square feet of leasable space, including one (1) single tenant store, and a one acre parecel subject to a ground lease, (iii) an 17.26 acre land parcel on which 129 garden apartment units are being constructed, and (iiii) four (4) parcels of undeveloped land consisting of approximately 40.2 acres. FREIT and its Affiliates own all such properties in fee simple. See “Item 2 Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

Investment in Affiliates

The consolidated financial statements (See Note 1 to the Consolidated Financial Statements included in Form 10-K) include the accounts of the following affiliates not wholly owned by FREIT:

Westwood Hills, LLC (“Westwood Hills”): FREIT owns a 40% membership interest in Westwood Hills that owns and operates a 210-unit residential apartment complex in Westwood, NJ.

Wayne PSC, LLC (“WaynePSC”): FREIT owns a 40% membership interest in Wayne PSC, LLC which owns a 323,000 +/- sq. ft. community center in Wayne, NJ.

S And A Commercial Associates Limited Partnership (“S And A”): FREIT owns a 65% partnership interest in S And A which owns a 269-unit residential apartment complex in Hackensack, NJ.

Grande Rotunda, LLC (“Grande”): FREIT owns a 60% membership interest in Grande which owns a 217,000 square foot mixed use property in Baltimore, MD.

Employees

On October 31, 2005 FREIT and its Affiliates had twenty-three (23) full-time employees and two (2) part-time employees who work solely at the properties owned by FREIT or its Affiliates. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately fifty to sixty percent (50% - 60%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately five percent (5%) of his business activities to FREIT. See “Item 4A – Executive Officers of FREIT.” Hekemian & Co., Inc. (“Hekemian”) has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement.”

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement runs until October 31, 2007 and shall be automatically renewed for periods of two (2) years unless either party gives not less than six (6) months prior notice to the other of non-renewal. A non-renewal notice has not been issued by either party. The April 10, 2002 Management Agreement replaced the Management Agreement dated December 20, 1961 as extended. The salient provisions of the new Management Agreement are as follows: FREIT continues to retain the Managing Agent as the exclusive management and leasing agent for properties which FREIT owned as of April 2002, and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties hereafter acquired and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. The Managing Agent is no longer the exclusive advisor for FREIT to locate and recommend to FREIT investments, which the Managing Agent deems suitable for FREIT, and is no longer required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The new Management

Agreement includes a detailed schedule of fees for those services, which the Managing Agent may be called upon to perform. The new Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the new Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. See “First Real Estate Investment Trust of New Jersey Notes to Consolidated Financial Statements – Note 8.”

Mr. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Hekemian owns approximately .2% of all of the issued and outstanding shares of Hekemian.

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2005, FREIT’s aggregate outstanding mortgage debt was $166.9 million with an average interest cost on a weighted average basis of 6.312%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in “Item 2 Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2005 with respect to each of these properties.

FREIT is currently, and will continue to be for the foreseeable future, more highly leveraged than it has been in the past. This increased level of indebtedness also presents an increased risk of default on the obligations of FREIT and an increase in debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT’s mortgage loans are being amortized over a period that is greater than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. See “Liquidity and Capital Resources” section of Item 7.

FREIT is subject to the normal risks associated with debt financing, including the risk that FREIT’s cash flow will be insufficient to meet required payments of principal and interest; the risk that indebtedness on its properties will not be able to be renewed, repaid or refinanced when due; or that the terms of any renewal or refinancing will not be as favorable as the terms of the indebtedness being replaced. If FREIT were unable to refinance its indebtedness on acceptable terms, or at all, FREIT might be forced to dispose of one or more of its properties on disadvantageous terms which might result in losses to FREIT. These losses could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt. If a property is mortgaged to secure payment of indebtedness and FREIT is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to FREIT. Further, payment obligations on FREIT’s mortgage loans will not be reduced if there is a decline in the economic performance of any of FREIT’s properties. If any such decline in economic performance occurs, FREIT’s revenues, earnings, and funds available for distribution to shareholders would be adversely affected.

Neither FREIT’s Declaration of Trust nor any policy statement formally adopted by FREIT’s Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT), which may be incurred by FREIT. Accordingly, FREIT may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT could bear interest at rates, which are higher than the rates on FREIT’s existing debt. Future debt incurred by FREIT could also bear interest at a variable rate. Increases in interest rates would increase FREIT’s variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt or cause FREIT to be in default under its debt. Further, in the future, FREIT may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms, which are acceptable to FREIT. In such event, FREIT might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT.

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

In addition, retailers at FREIT’s retail properties face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing and shopping through cable and computer sources, particularly over the Internet, and telemarketing. In many markets, the trade areas of FREIT’s retail properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT’s retail properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT’s tenants, and any new retail real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT’s retail properties.

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect on Economicand Real Estate Conditions

The revenues and value of FREIT’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slow downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a retail property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

(B)	Retail Shopping Center Properties’ Dependence on Anchor Stores and Satellite Tenants

FREIT believes that its revenues and earnings; its ability to meet its debt obligations; and its funds available for distribution to shareholders would be adversely affected if space in FREIT’s multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations.

The success of FREIT’s investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT’s investments in its shopping center properties. If the sales of stores operating in FREIT’s shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2005 the following table lists the ten largest retail tenants, which account for approximately 46.6% of FREIT’s commercial rental space and 37.9% of fixed retail rents.

Tenant	Center	Sq. Ft.

Burlington Coat Factory	Westridge Square	85,992
Kmart Corporation	Westwood Plaza	84,254
Macy’s Federated Department Stores, Inc.	Preakness	81,160
Pathmark Stores Inc.	Patchoque	63,932
Stop & Shop Supermarket Co.	Preakness	61,020
Giant Of Maryland Inc.	Westridge Square	55,330
Stop & Shop Supermarket Co.	Franklin Crossing	48,673
Safeway Stores Inc.	Damascus Center	45,189
TJ MAXX	Westwood Plaza	28,480
Giant Food of Maryland	The Rotunda	35,994

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT’s commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT’s revenues and earnings; FREIT’s ability to service its debt; and FREIT’s ability to make expected distributions to its shareholders, could be adversely affected. There were no leases, which FREIT considers material or significant in terms of any single property which expired during the fiscal year 2005. During fiscal 2006, one lease, we consider material, for approximately 9,394 sq. ft. is due to expire, and during fiscal 2007, two leases, we consider material, totaling approximately 22,805 sq. ft. are dut to expire.

(D)	Illiquidity of Real Estate Investments; Possibility that Value of FREIT’s Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT’s interest in its affiliates, are subject to transfer constraints imposed by the operating agreements, which govern FREIT’s investment in these affiliates. Even without such restrictions on the transfer of its interests, FREIT believes that there would be a limited market for its interests in these affiliates.

If FREIT had to liquidate all or substantially all of its real estate holdings, the value of such assets would likely be diminished if a sale was required to be completed in a limited time frame. The proceeds to FREIT from any such sale of the assets in FREIT’s real estate portfolio might be less than the fair market value of those assets.

Impact of Governmental Laws and Regulations on Registrant’s Business

FREIT’s properties are subject to various Federal, state and local laws, ordinances and regulations, including those relating to the environment and local rent control and zoning ordinances.

(A)	Environmental Matters

Both Federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT’s revenues and ability to make distributions to its shareholders.

A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.

At this time, FREIT is aware of the following environmental matters affecting its properties:

(i)	Vacant Land Located in Rockaway Township, NJ

The property located in Rockaway Township contains wetlands. Pursuant to a Letter of Interpretation received from the NJDEP, FREIT has determined that the wetlands and associated transition areas will have no material impact on the future development of the property pursuant to the applicable laws and regulations of New Jersey. Under the current zoning ordinance, the property is zoned for multifamily residential use, with a small portion zoned for commercial use. FREIT has received approval from the Township for the construction of 129 garden apartment units, and has started construction on the apartment units (see General Business, Fiscal Year 2005 Developments, Acquisition and Construction)

(ii)	Westwood Plaza Shopping Center, Westwood, NJ

This property is in a HUD Flood Hazard Zone and serves as a local flood retention basin for part of Westwood, New Jersey. FREIT maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the HUD Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection (“NJDEP”), which could require extraordinary construction methods.

(iii)	Franklin Crossing, Franklin Lakes, NJ

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

b)     FREIT has determined that several of its properties contain lead based paint (“LBP”). FREIT complies with all Federal, state and local requirements as they pertain to LBP.

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

Local zoning ordinances may prevent FREIT from renovating, expanding or converting its existing properties, for their highest and best use as determined by FREIT’s Board of Trustees. The Board of Trustees is not aware of any such zoning impediments to the development of the Rockaway Township and South Brunswick properties described herein (See Item I (a) iii).

(D)	Financial Information about Foreign and Domestic Operations and Export Sale

FREIT does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.

ITEM 2.	PROPERTIES

        Portfolio of Investments: The following charts set forth certain information relating to each of FREIT’s real estate investments in addition to the specific mortgages encumbering the properties.

Residential Apartment Properties as of October 31, 2005:

Property and Location	Year Acquired	No. of Units	Average Annual Occupancy Rate	Mortgage Balance ($000)	Depreciated Cost of Buildings and Equipment ($000)

Lakewood Apts	1962	40	89.80%	None (1)	$106
Lakewood, NJ

Palisades Manor	1962	12	94.90%	None (1)	$50
Palisades Park, NJ

Grandview Apts	1964	20	96.20%	None (1)	$134
Hasbrouck Heights, NJ

Height Manor	1971	79	95.20%	$3,362	$568
Spring Lake Heights, NJ

Hammel Gardens	1972	80	95.40%	$4,904	$830
Maywood, NJ

Steuben Arms	1975	100	94.60%	$6,802	$1,314
River Edge, NJ

Berdan Court	1965	176	93.70%	$13,448	$1,479
Wayne, NJ

Pierre Towers (3)	2004	269	91.30%	$34,125	$45,144
Hackensack, NJ

Westwood Hills (2)	1994	210	94.40%	$17,277	$12,810
Westwood, NJ

(1)	Security for draws against FREIT’s Credit Line. As of October 31, 2005 there were no draws outstanding except for the issuance of a $2 million Letter of Credit in connection with construction activities.
(2)	FREIT owns a 40% equity interest in Westwood Hills. See Investment in Affiliates.
(3)	Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.

Commercial Properties as of October 31, 2005:

Property and Location	Year Acquired	Leaseable Space- Approximate Sq. Ft.	Average Annual Occupancy Rate	Mortgage Balance ($000)	Depreciated Cost of Buildings and Equipment ($000)

Franklin Crossing	1966 (2)	87,041	96.80%	None (1)	$9,208
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	100.00%	$9,593	$11,076
Westwood, NJ

Westridge Square	1992	256,620	88.00%	$16,457	$20,318
Frederick, MD

Pathmark Super Store	1997	63,962	100.00%	$6,331	$9,166
Patchogue, NY

Glen Rock, NJ	1962	4,800	100.00%	None (1)	$171

Preakness Center (3)	2002	322,136	98.60%	$32,000	$32,366
Wayne, NJ

Damascus Center	2003	139,878	71.10%	None	$9,976
Damascus, MD

Rockaway, NJ	1964/1963	1+/- Acre Land lease	100.00%	(4)	$169

The Rotunda
Baltimore, MD	2005	216,645	83.10%	$22,500	$30,585

(1)	Security for draws against FREIT’s Credit Line. As at October 31, 2005 there were no draws outstanding except for the issuance of a $2 million Letter of Credit in connection with construction activities.

(2)	The original 33,000 sq. ft. shopping center was replaced with a new 87,041 sq. ft. center that opened in October 1997.

(3)	FREIT owns a 40% equity interest in Wayne PSC that owns the center.

(4)	Security for FREIT’s construction loan in Rockaway, NJ, with an outstanding balance at October 31, 2005 of $75,000.

Land Under Development and Vacant Land as of October 31, 2005:

Location (1)	Acquired	Current Use	Permitted Use per Local Zoning Laws	Acreage Per Parcel

Land Under Development:
Rockaway, NJ (2)	1964/1963	None	Multi Family / Retail	17.26

Vacant Land:
Franklin Lakes, NJ	1966	None	Residential	4.27

Rockaway, NJ	1964	None	Residential	1

Wayne, NJ	2002	None	Commercial	2.1

So. Brunswick, NJ (3)	1964	Principally leased	Industrial	33
		as farmland
		qualifying for state
		farmland assessment
		tax treatment

(1)	All of the above land is unencumbered, except as noted.

(2)	Construction has started on 129 garden apartment units on this land. The land and the construction thereon are security for a construction loan (See Part 1, Item 1(a)(i)(b))

(3)	Site plan approval has been received for the construction of a 563,000 square foot industrial building.

FREIT believes that it has a diversified portfolio of residential and retail properties. FREIT’s business is not materially dependent upon any single tenant or any one of its properties. The following Table lists FREIT’s properties that have contributed 15% or more of FREIT’s total revenue in one (1) or more of the last three (3) fiscal years.

	Fiscal Year Ended October 31,

	2005	2004	2003

Preakness Center (1)	16.0%	17.2%	15.9%

(1) Center acquired November 2002.

Although FREIT’s general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT’s and its shareholders best interests. With respect to FREIT’s future acquisition and development activities, FREIT will evaluate various real estate opportunities which FREIT believes would increase FREIT’s revenues and earnings as well as compliment and increase the overall value of FREIT’s existing investment portfolio.

Except for the Pathmark supermarket super store located in Patchogue, Long Island, all of FREIT’s and its Affiliate’s (WaynePSC) commercial properties have multiple tenants.

FREIT and its Affiliate’s commercial properties have eighteen (18) anchor / major tenants, that account for approximately 60% of the space leased. The balance of the space is leased to two hundred (200) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property			No. Of
Shopping Center (SC) Office Building (O)	Net Leaseable Space	Anchor/Major Tenants	Satellite Tenants

Westridge Square	254,970 (SC)	Giant Supermarket	26
Frederick, MD		Burlington Coat Factory

Franklin Crossing	87,868 (SC)	Stop & Shop	18
Franklin, Lakes, NJ

Westwood Plaza	173,875 (SC)	Kmart Corp	20
Westwood, NJ		TJMaxx

Preakness Center (1)	322,136 (SC)	Stop & Shop	40
Wayne, NJ		Macy’s
		CVS
		Annie Sez
		Clearview Theaters

Damascus Center	139,878 (SC)	Safeway Stores	16
Damascus, MD		Damascus Rd Comm. Church

The Rotunda (2)	138,276 (O)	Clear Channel Broadcasting	68
Baltimore, MD		US Social Security Office
		Janus Associates

	78,369 (SC)	Giant Food of Maryland	12
		Rite Aid Corporation
		Bank of America

(1) FREIT has a 40% interest in this center.

(2) FREIT has a 60% interest in this property.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT’s commercial properties (excluding The Rotunda, which was acquired in July 2005, and had an average occupancy of 83.9%) averaged a 92.4% occupancy rate with respect to FREIT’s available leasable space

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.7% occupancy rate with respect to FREIT’s available apartment units.

FREIT does not believe that any seasonal factors materially affect FREIT’s business operations and the leasing of its commercial and apartment properties.

FREIT believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

ITEM 3	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FREIT is a party or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT’s business including various tenancy and related matters. Notwithstanding the environmental conditions disclosed in “Item 1(c) Description of Business - Impact of Governmental Laws and Regulations on

Registrant’s Business; Environmental Matters,” there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of FREIT’s 2005 fiscal year.

ITEM 4A	EXECUTIVE OFFICERS OF FREIT

The executive officers of FREIT as of January 13, 2006 are listed below. Brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information, which follows the table.

As a result of Hekemian being responsible for managing the day-to-day operations of FREIT’s properties, the executive officers, with the exception of Mr. Robert S. Hekemian, are not required to devote a significant part of their business activities to their duties as executive officers of FREIT. See “Item 1(c) Narrative Description of Business - Management Agreement.” Except for Mr. Aiello, Secretary, and Executive Secretary of FREIT, each of the executive officers is also a Trustee of FREIT.

        The executive officers of FREIT are as follows:

Name	Age	Position

Robert S. Hekemian	74	Chairman of the Board and Chief
		Executive Officer

Donald W. Barney	65	President, Treasurer and Chief
		Financial Officer

John A. Aiello, Esq.	56	Secretary and Executive Secretary

        Robert S. Hekemian has been active in the real estate industry for more than fifty (50) years. Mr. Hekemian has served as Chairman of the Board and Chief Executive Officer of FREIT since 1991, and as a Trustee since 1980. From 1981 to 1991, Mr. Hekemian was President of FREIT. Mr. Hekemian directly devotes approximately fifty to sixty percent (50% - 60%) of his time to execute his duties as an executive officer of FREIT. Mr. Hekemian is also the Chairman of the Board and Chief Executive Officer of Hekemian. See “Item 1(c) Narrative Description of Business - Management Agreement.” Mr. Hekemian is a director of the Pascack Community Bank. Mr. Hekemian is also a director, partner and officer in numerous private real estate corporations and partnerships.

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

        John A. Aiello, Esq., an attorney, was elected to serve as the Executive Secretary of FREIT in August 2002, and as Secretary in January 2003. Mr. Aiello devotes approximately five percent (5%) of his time to execute his duties as an executive officer of FREIT. Beginning in 1974, Mr. Aiello has spent his entire career with the law firm of Giordano Halleran & Ciesla, P.C. (“GH&C”), with offices in Middletown and Trenton, NJ. Mr. Aiello is an officer and shareholder of GH&C. Mr. Aiello is Chairman of GH&C’s Corporate and Securities Department, and his practice focuses on corporate law, corporate finance, securities, mergers, and acquisitions.

PART II

ITEM 5	MARKET FOR FREIT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized, issued and outstanding class of equity. As of January 13, 2006, there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board® Service (the “OTC Bulletin Board”) provided by NASD, Inc. FREIT does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, at the end of the periods indicated, the Bid and Asked quotations for the Shares on the OTC Bulletin Board and have been adjusted for prior periods to reflect the one-for-one share dividend paid in March 2004.

	Bid	Asked
Fiscal Year Ended October 31, 2005
First Quarter	$28.50	$29.25
Second Quarter	$38.00	$39.00
Third Quarter	$33.85	$33.75
Fourth Quarter	$31.00	$32.25

	Bid	Asked
Fiscal Year Ended October 31, 2004
First Quarter	$19.50	$25.00
Second Quarter	$22.75	$23.00
Third Quarter	$22.60	$23.90
Fourth Quarter	$22.50	$23.00

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, Inc., members of the New York Stock Exchange and other national securities exchanges.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 2005 and fiscal 2004, FREIT paid or declared aggregate total dividends of $1.20 and $1.10 per share, respectively, to the holders of Shares. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders”.

Securities Authorized for Issuance Under Equity Compensation Plans

See table included in “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2005 are derived from financial statements that have been audited and reported upon by J.H. Cohn LLP, Independent Registered Public Accounting Firm for FREIT and have been restated to include the accounts of Westwood Hills and WaynePSC. This data should be read in conjunction with “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2005	2004	2003	2002	2001
	(In thousands Of Dollars, Except Per Share Amounts)

Total Assets	$214,998	$190,575	$155,764	$110,485	$110,958

Long-Term Obligations	$166,874	$148,244	$126,767	$83,188	$84,350

Shareholders’ Equity	$28,574	$31,167	$22,140	$21,903	$21,588

Weighted average shares outstanding:
Basic	6,440	6,378	6,268	6,240	6,240

Diluted	6,774	6,658	6,522	6,466	6,266

INCOME STATEMENT DATA:
Year Ended October 31,

Revenue:
Revenue from real estate operations	$33,667	$30,356	$25,399	$19,571	$18,832

Expenses:
Real estate operations	13,671	11,459	9,133	6,460	6,566

General and administrative expenses	1,001	689	592	449	539
Depreciation	4,265	3,677	2,839	2,155	2,122

Minority interest	464	416	374	404	286

Totals	19,401	16,241	12,938	9,468	9,513

Operating income	14,266	14,115	12,461	10,103	9,319

Investment income	229	183	201	249	680
Interest expense including amortization
of deferred financing costs	(10,039)	(9,046)	(7,838)	(5,480)	(5,543)

Income from continuing operations	4,456	5,252	4,824	4,872	4,456
Discontinued operations:
Income from discontinued operations,
net of Minority Interests *		9,958	741	809	244

Net income	$4,456	$15,210	$5,565	$5,681	$4,700

* Includes gain on disposal of $12,681 and $475
in fiscal years 2004 and 2002 respectively

Basic earnings per share:
Continuing operations	$0.69	$0.82	$0.77	$0.78	$0.71
Discontinued operations		$1.56	$0.12	$0.13	$0.04

Net income	$0.69	$2.38	$0.89	$0.91	$0.75

Diluted earnings per share:
Continuing operations	$0.66	$0.79	$0.74	$0.75	$0.71
Discontinued operations		$1.50	$0.11	$0.13	$0.04

Net income	$0.66	$2.29	$0.85	$0.88	$0.75

Cash Dividends Declared Per Common Share	$1.20	$1.10	$0.90	$0.86	$0.69

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Identifying Important Factors That Could Cause FREIT’s Actual Results to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT’s current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as “believe,” “expect,” “anticipate,”“intend, ” “plan,” ” estimate,” or words of similar meaning.

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

Overview

FREIT is an equity real estate investment trust (“FREIT”) that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income from our residential and retail properties and additional rent in the form of expense reimbursements derived from our income producing retail properties.

Our properties are primarily located in northern New Jersey and Maryland. We acquire existing properties for investment, and we acquire properties, which we feel have redevelopment potential, and develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

Almost all of FREIT’s income and cash flow is derived from the net rental income (revenues after expenses) from our properties. FREIT’s business and financial results are affected by the following fundamental factors:

  the national and regional economic climate;
  occupancy rates at the properties;
  tenant turn-over rates;
  rental rates;
  operating expenses;
  tenant improvement and leasing costs;
  cost of and availability of capital;
  new acquisitions and development projects; and
  governmental regulations.

A negative quality change in the above factors could potentially cause a detrimental effect in FREIT’s revenue, earnings and cash flow.

Effects of recent accounting pronouncements:

In December 2003, the FASB issued revised FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No.51.” (“FIN 46R”). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 65% owned subsidiary, S And A and its wholly-owned subsidiary, Damascus Centre, LLC, commencing with the quarter ended April 30, 2004, and has restated the prior periods reported in this Form 10-K. The consolidation of these two entities did not have any impact on FREIT’s equity, net income, or earnings per share.

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

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS 148, which amends SFAS 123. SFAS 148 provides alternate methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. However, we do not expect to make such a change. In addition, SFAS 148 amends SFAS 123 to require more prominent annual and quarterly disclosures in the financial statements about the effects of using the intrinsic value method rather than the fair value method for stock-based compensation. The adoption of this provision of SFAS 148 did not have a material impact on FREIT’s consolidated financial statements.

In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The adoption of the provisions of SFAS 149 did not have a material impact on FREIT’s consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Pursuant to the Securities and Exchange Commission (“SEC”) disclosure guidance for “Critical Accounting Policies,” the SEC defines Critical Accounting Policies as those that require the application of Management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Annual Report, have been applied consistently as at October 31, 2005 and 2004, and for the years ended October 31, 2005, 2004 and 2003. We believe that the following accounting policies or estimates require the application of Management’s most difficult, subjective, or complex judgments:

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

Results of Operations:

In October 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. During 2002 and 2004, FREIT sold its Camden, NJ and its Olney, MD properties, respectively. FREIT has reclassified the net income (loss) from the operation of these properties as Discontinued Operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of these properties within the consolidated statements of income. The results of this reclassification can be seen in “ITEM 6 SELECTED FINANCIAL DATA” above and in the Consolidated Financial Statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K.

Since we consider net income from continuing operations (which excludes the operations of the Camden and Olney properties) to be the most significant element of net income, all references and comparisons refer to this item unless otherwise stated.All references to per share amounts are on a diluted basis (unless otherwise indicated),and refer to earnings per share from continuing operations and have been adjusted to reflect the one-for-one share dividends paid in October 2001 and March 2004.

Results of Operations:
Fiscal Year Ended October 31, 2005 and 2004

Revenues for the fiscal year ended October 31, 2005 (“Fiscal 2005”) increased $3,357,000 or 11.0% over revenues for the fiscal year ended October 31, 2004 (“Fiscal 2004”). The components of the increase are summarized in this chart:

	Year Ended October 31,		Increase
	2005	2004	(Decrease)

Commercial revenues:

Same properties (1)	$17,184	$17,358	($ 174)
New Properties	987		987

	18,171	17,358	813

Residential revenues:
Same properties (1)	10,082	9,977	105
New Properties	5,414	3,021	2,393

	15,496	12,998	2,498

Total real estate revenues	33,667	30,356	3,311

Investment income
and other	229	183	46

Total Revenues	$33,896	$30,539	$3,357

(1) Properties operated since the beginning of fiscal 2004.

New Properties, specifically The Rotunda (Commercial) purchased in July 2005, and The Pierre (Residential) purchased in July 2004, generated the major increase in revenues. The Rotunda is a 216,000 sq. ft. mixed use building in Baltimore, MD, and The Pierre is a 269-apartment high-rise residential property in Hackensack, NJ.

Income from continuing operations was $4,456,000 in Fiscal 2005 compared to $5,252,000 in Fiscal 2004, a decrease of 15.2%. The decease in income results primarily from increased expenses. Funds From Operations (“FFO”) increased to $7,698,000 in fiscal 2005 from $6,662,000 in Fiscal 2004 (see below).

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments.

	Commercial				Residential				Combined
	Year Ended October 31,		Increase (Decrease)		Year Ended October 31,		Increase (Decrease)		Year Ended October 31,
	2005	2004	$	%	2005	2004	$	%	2005	2004
	(in thousands)				(in thousands)				(in thousands)
Rental income	$13,696	$12,699	$997	7.9%	$15,335	$12,843	$2,492	19.4%	$29,031	$25,542
Percentage rent	39	57	(18)	-3.1.6%			-		39	57
Reimbursements	4,063	4,229	(166)	-3.9%			-		4,063	4,229
Other	23	36	(13)	-36.1%	161	155	6	3.9%	184	191

Total Revenue	17,821	17,021	800	4.7%	15,496	12,998	2,498	19.2%	33,317	30,019

Operating expenses	6,594	5,663	931	16.4%	7,056	5,794	1,262	21.8%	13,650	11,457

Net operating income	$11,227	$11,358	$(131)	-1.2%	$8,440	$7,204	$1,236	17.2%	19,667	18,562

Average
Occupancy %	91.1%	92.1%		-1.0%	93.4%	94.4%		-1.0%

Reconciliation to consolidated net income:
Deferred rents - straight lining	329	335
Net investment income	229	183
General and administrative expenses	(741)	(689)
Sarbanes-Oxley Act Compliance	(260)
Depreciation	(4,265)	(3,677)
Financing costs	(10,039)	(9,046)
Minority interest	(464)	(416)

Income from continuing operations	4,456	5,252
Discontinued operations	-	9,958

Net income	$4,456	$15,210

The above table details the comparative net operating income (“NOI”) for FREIT’s Commercial and Residential Segments, and reconciles the combined NOI to consolidated Net Income. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation and financing costs. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT
During Fiscal 2005 revenues increased $800,000 (4.7%) to $17,821,000. The revenue increase is primarily attributable to the operations at The Rotunda, whose operation have been included since its acquisition on July 19, 2005. NOI for Fiscal 2005 was $11,227,000 compared to NOI for Fiscal 2004 of $11,358,000, a decrease of 1.2%. The reduction in NOI results principally from higher expenses  during Fiscal 2005 and the inclusion in Fiscal 2004 of a net $300,000 tenant termination fee. Average occupancy during fiscal 2005 was 92.5%, excluding the Rotunda, which had an occupancy of 83.9%.

On July 19, 2005 FREIT’s 60% owned affiliate, Grande Rotunda, LLC, completed the acquisition of The Rotunda, a mixed-use property in Baltimore, Maryland. The Rotunda site is approximately 11.5 acres and is in close proximity to Johns Hopkins University. Its current configuration contains about 138,000 sq. ft. of office space, primarily in the four-story main building, and 78,000 sq. ft. of retail space on the lower level of the main building. The acquisition cost was approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million (see above), and the balance in cash (see Business, Fiscal Year 2005 Developments, Acquisition and Construction).

We are planning a modernization and expansion of the retail space, as well as the development of residential apartment units as allowed by the current zoning. Final development plans, however, are subject to approval by local governmental authorities.

A modernization and expansion is planned for the Damascus Center, in Damascus, MD. Building plans for Phase I are completed and have been submitted for governmental approvals. It is anticipated that Phase I construction will begin around May 2006. Because of this expansion, current leases for certain tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

RESIDENTIAL SEGMENT
Residential revenue increased $2,498,000 (19.2%) to $15,496,000 during Fiscal 2005 from $12,998,000 for Fiscal 2004. As indicated above, the principal amount of the increase was attributable to the operations of The Pierre, which has been included in operations for the full Fiscal 2005 year and only for six and one-half months during Fiscal 2004.

Revenues at the same properties (properties operated since the start of Fiscal 2004) increased slightly to $10,072,000 during Fiscal 2005 from $9,978,000 during Fiscal 2004. Average occupancy for the same properties decreased to 93.4% during Fiscal 2005 compared to 94.2% for Fiscal 2004. The decrease in occupancy was the result of weakened demand for rental housing in our markets. The slightly higher revenues coupled with slightly lower expenses resulted in NOI at the same properties increasing $157,000 (24.4%) to $5,880,000 for Fiscal 2005 from $5,723,000 for Fiscal 2004. However, NOI for the fourth quarter of Fiscal 2005 was reflective of weakened demand, resulting in lower occupancy and concessions, and was $74,000 below NOI for the fourth quarter of Fiscal 2004.

We feel the rental housing demand has firmed, as occupancies are picking up and concessions eliminated. We expect fiscal 2006 to show improved operating results in the residential sector.

While demand during Fiscal 2005 was sluggish, average monthly asking rents at our same properties increased 1.8% to $1,213, from $1,192 during Fiscal 2004. Average asking monthly rents including The Pierre were $1,759.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual decline of $1,000 and $162,000 respectively.

During Fiscal 2005 we expended $626,000 ($873 per apartment unit), excluding The Pierre, to improve and maintain the competitiveness of our apartments. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. At The Pierre a major renovation program has been started. We intend to modernize, where required, all apartments and modernize some of the buildings mechanical services. This renovation is expected to take, at least, several years to complete and will be financed from operating cash flow and cash reserves. During fiscal 2005 we expended $676,000 in capital improvements at The Pierre.

Rockaway Township, NJ
FREIT owns approximately 20 acres of undeveloped land in Rockaway Township, NJ. In July 2005 construction started on 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing (see Fiscal Year 2005 Development) and, in part, from funds available from our institutional money market investments. Construction is expected to last twelve to eighteen months, with the first buildings available for occupancy in March / April 2006.

NET INVESTMENT INCOME
Net investment income increased approximately 25% to $229,000 for Fiscal 2005 compared to $183,000 for Fiscal 2004. Net investment income is principally derived from interest earned from our cash on deposit in institutional money market funds, and interest earned from our secured loans receivable (loans made to Hekemian employees for their equity investment in Grande Rotunda– see Fiscal Year 2005 Developments). The amount of earnings is dependent on prevailing interest rates in effect from time-to-time.

FINANCING COSTS
Financing costs are summarized as follows:

	Year Ending October 31,
	2005	2004
	($000)
Fixed rate Mortgages
1st Mortgages
Existing	$7,033	$7,264
New (1)	2,176	938
2nd Mortgages
Existing	540	564
Credit Line		23
Other	94	61

	9,843	8,850
Amortization of
Mortgage Costs	196	196

Financing Costs	$10,039	$9,046

(1) Mortgages not in place at beginning of fiscal 2004

Financing costs for Fiscal 2005 increased by $993,000 (11%) compared to Fiscal 2004. The principal reasons for the increase were the new first mortgage loans on FREIT’s acquisitions of The Rotunda in Fiscal 2005, and The Pierre during Fiscal 2004. The decrease in financing costs from existing mortgages is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and from the pre-payment of the $2.3 million loan on the Damascus property in January 2005.

GENERAL AND ADMINISTRATIVE EXPENSES
Our General and Administrative expenses increased $312,000 (45.3%) to $1,001,000 for Fiscal 2005 from $689,000 for Fiscal 2004. The principal reasons for the increase was the Sarbanes-Oxley Act accounting compliance costs aggregating $260,000 during Fiscal 2005. We estimate an additional $50,000 will be required during Fiscal 2006 to complete the compliance requirements. While most of these costs will not be on going, accounting costs (and related personnel costs) will be higher than experienced historically to continue compliance with the Sarbanes-Oxley Act. We are trying to leverage these costs to develop more efficient operating procedures.

DEPRECIATION
Depreciation expense in fiscal 2005 increased $588,000 (16%) to $4,265,000 from $3,677,000 for Fiscal 2004. The principal reasons for the increase was the acquisition of The Rotunda during July of Fiscal 2005, and The Pierre during July of Fiscal 2004.

Results of Operations:
Fiscal Year Ended October 31, 2004 and 2003

Revenues for the fiscal year ended October 31, 2004 (“Fiscal 2004”) increased $4,939,000 or 19.3% over revenue for the fiscal year ended October 31, 2003 (“Fiscal 2003”). The components of the increase are summarized in this chart:

	Year Ended October 31,		Increase
	2004	2003	(decrease)

Retail revenues:
Same properties (1)	$16,105	$15,304	$801
New Properties	1,253	265	988

	17,358	15,569	1,789

Residential revenues:
Same properties (1)	9,978	9,830	148
New Properties	3,020		3,020

	12,998	9,830	3,168

Total real estate revenues	30,356	25,399	4,957

Investment income
and other	183	201	(18)

Total Revenues	$30,539	$25,600	$4,939

(1) Properties operated since the beginning of fiscal 2003.

New Properties, specifically by The Pierre, generated the major increase in revenues. The Pierre is a 269-apartment high-rise residential property in Hackensack, NJ, that was purchased in July 2004.

Income from continuing operations increased $428,000 (8.9%) to $5,252,000 for fiscal 2004 from Fiscal 2003.

SEGMENT INFORMATION
The following table sets forth comparative operating data for FREIT’s real estate segments.

	Retail				Residential				Combined
	Year Ended October 31,		Increase (Decrease)		Year Ended October 31,		Increase (Decrease)		Year Ended October 31,
	2004	2003	$	%	2004	2003	$	%	2005	2004
	(in thousands)				(in thousands)				(in thousands)
Rental income	$12,699	$11,195	$1,504	13.4%	$12,843	$9,737	$3,106	31.9%	$25,542	$20,932
Percentage rent	57	129	(72)				-		57	129
Reimbursements	4,229	3,943	286	7.3%			-		4,229	3,943
Other	36	26	10	38.5%	155	93	62	66.7%	191	119

Total Revenue	17,021	15,293	1,728	11.3%	12,998	9,830	3,168	32.2%	30,019	25,123

Operating expenses	5,663	5,237	426	8.1%	5,794	3,896	1,898	48.7%	11,457	9,133

Net operating income	$11,358	$10,056	$1,302	12.9%	$7,204	$5,934	$1,270	21.4%	18,562	15,990

Average
Occupancy %	92.1%	91.5%		0.6%	94.4%	96.2%		-1.8%

Reconciliation to consolidated net income:
Deferred rents - straight lining	335	276
Net investment income	183	201
General and administrative expenses	(689)	(592)
Depreciation	(3,677)	(2,839)
Financing costs	(9,046)	(7,838)
Minority interest	(416)	(374)

Net income from continuing operations	5,252	4,824
Discontinued operations	9,958	741

Net income	$15,210	$5,565

The above table details the comparative net operating income (“NOI”) for FREIT’s Retail and Residential Segments, and reconciles the combined NOI to consolidated Net Income. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation and financing costs. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

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

RESIDENTIAL SEGMENT
Residential revenue increased $3,168, 000 (32.2%) to $12,998,000 during Fiscal 2004 from $9,830,000 for Fiscal 2003. As indicated above, the principal amount of increase was attributable to the operations of The Pierre, which has been included in operations for the period from April 15, 2004 through October 31, 2004. The Pierre, a 269-apartment unit high rise in Hackensack, NJ, was acquired by S And A, FREIT’s 65% owned subsidiary.

While revenues at the same properties (properties operated since the start of Fiscal 2003) increased slightly to $9,978,000 during Fiscal 2004 from $9.830,000 for Fiscal 2003, average occupancy for the same properties decreased to 94.8% during Fiscal 2004 compared to 96.2% for Fiscal 2003. The decrease in occupancy was the result of weakened demand for rental housing in our markets. This reduced occupancy, coupled with rent concessions, higher advertising, painting and decorating expenses, resulted in the NOI of our same properties falling $210,000 (3.5%) to $5,723,000 for Fiscal 2004 from $5,933,000 for Fiscal 2003.

We feel the rental housing demand has firmed, as occupancies are picking up and concessions eliminated. We expect fiscal 2005 to show improved operating results.

While demand during Fiscal 2004 was sluggish, average monthly asking rents at our same properties increased 2.1% to $1,192, from $1,167 during Fiscal 2003. Average asking monthly rents including The Pierre were $1,529.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents, results in an annual decline of $158,000 and $149,000 respectively.

During Fiscal 2004 we expended $416,000 ($580 per apartment unit), excluding The Pierre, to improve and maintain the competitiveness of our apartments. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. At The Pierre a major renovation program has been started. We intend to modernize, where required, all apartments and modernize some of the buildings mechanical services. This renovation is expected to take, at least, several years to complete and will be financed from operating cash flow and cash reserves.

Rockaway Township, NJ We own approximately 20+/-acres of undeveloped land in Rockaway Township, NJ. Building plan approval has been received from Rockaway Township for the construction of 129 garden apartment units. Development costs are estimated at $13.8 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investments. We have received final water allocation and sewer approval from the NJ Department of Environmental Protection. As soon as construction agreements are negotiated and finalized, construction will begin and is expected to last twelve to eighteen months. During fiscal 2005 all construction contracts have been finalized and construction started.

NET INVESTMENT INCOME
Net investment income decreased approximately 9% to $183,000 for Fiscal 2004 compared to $201,000 for Fiscal 2003. Net investment income is principally derived from interest earned from our cash on deposit in institutional money market funds. The amount of earnings is dependent on prevailing interest rates in effect from time-to-time.

FINANCING COSTS
Financing costs are summarized as follows:

	Year Ended October 31,
	2004	2003
	($000)
Fixed rate Mortgages
1st Mortgages
Existing	$7,040	$7,323

New (1)	1,162	59
2nd Mortgages

New (1)	564	243

Credit Line	23

Other	61	36

	8,850	7,661

Amortization of
Mortgage Costs
	196	177

Financing Costs	$9,046	$7,838

(1) Mortgages not in place at beginning of Fiscal 2003.

Financing costs for Fiscal 2004 increased by $1,208,000 (15.4%) compared to Fiscal 2003. The principal reasons for the increase were the new first mortgage loans on FREIT’s acquisitions of the Damascus Shopping Center in 2003 and The Pierre during Fiscal 2004; and the result of a full year’s interest expense on the 2nd mortgages placed on several of our residential properties during Fiscal 2003. Additionally, FREIT incurred interest costs for draws against its credit line to purchase The Pierre.

GENERAL AND ADMINISTRATIVE EXPENSES
Our General and Administrative expenses increased 16.4% to $689,000 for Fiscal 2004 from $592,000 for Fiscal 2003. The principal reasons for the increase were higher Officer and Trustee’s fees for Fiscal 2003, and increases in legal fees.

DEPRECIATION
Depreciation expense in fiscal 2004 increased $838,000 (29.5%) to $3,677,000 from $2,839,000 for Fiscal 2003. The principal reasons for the increase was the acquisition of The Pierre during Fiscal 2004, and a full year’s depreciation taken on the Damascus Shopping Center, which was purchased during Fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $9.7 million for Fiscal 2005 compared to $11.3 million for Fiscal 2004 – the year the Olney Town Center was sold. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2005, we had cash and marketable securities totaling $5.7 million compared to $18.8 million at October 31, 2004. During Fiscal 2005 we used approximately $2.3 million of our cash reserves to pre-pay the 9.25% mortgage on the Damascus property, $5.1 million for the acquisition of The Rotunda and approximately $4.4 million for development and construction activities.

As described in the segment analysis above, we’ve begun construction of 129 apartment units in Rockaway Township, NJ. Construction costs at Rockaway are estimated at $13.8 million, which will be funded from draws against a construction loan (see Fiscal Year 2005 Developments, Financing). We also are planning the rebuilding of the Damascus Shopping Center, in Damascus, MD, and an expansion and redevelopment of The Rotunda in Baltimore, MD. The total capital required for these projects, if all relevant governmental approvals are received, is estimated at $13 million, and $70 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment. We expect these development projects to add to revenues, income, cash flow, and shareholder value.

At October 31, 2005, FREIT’s aggregate outstanding mortgage debt was $166.9 million. This debt bears a fixed weighted average interest rate of 6.312%, and an average life of approximately 6.5 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ Millions
2007	$15.7
2008	$28.4
2010	$12.3
2013	$8.0
2014	$26.1
2016	$24.7
2019	$28.3

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2005 and 2004:

(In Millions)	October 31, 2005	October 31, 2004

Fair Value	$171.9	$158.1
Carrying Value	$166.9	$148.2

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a one percent interest rate increase would reduce the fair value of our debt by $5.6 million, and a one percent decrease would increase the fair value by $6.0 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line:
FREIT’s $14 million line of credit expired on January 21, 2004 (extended date) and has been replaced by an $18 million line of credit. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

As of October 31, 2005 there were no draws outstanding against this line, except the credit line has been utilized for the issuance of a $2 million Letter of Credit for the benefit of the Township of Rockaway in connection with our construction of 129 garden apartment units.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,331,000 at October 31, 2005). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) Counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination. At October 31, 2005, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of about $96,000. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2005, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total capital commitments, including long term-debt, are summarized as follows:

CAPITAL COMMITMENTS (IN THOUSANDS OF DOLLARS)
		Within	2 - 3	4 - 5	After 5

Contractual Obligations	Total	One Year	Years	Years	Years

Long-Term Debt
Annual Amortization	$23,618	$2,014	$4,141	$4,357	$13,106
Balloon Payments	143,256		44,064	12,284	86,908

Total Long-Term Debt	166,874	2,014	48,205	16,641	100,014

Contracts
Construction contracts	8,519	8,519

Total Capital Commitments	$175,393	$10,533	$48,205	$16,641	$100,014

Funds From Operations (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations (“FFO”)
	Year Ended
	October 31,
	2005	2004	2003
	($000)
Net income	$4,456	$15,210	$5,565
Depreciation	4,265	3,677	2,839
Amortization of deferred mortgage Costs	196	177	113
Deferred rents (Straight lining)	(329)	(335)	(276)
Capital Improvements - Apartments	(626)	(417)	(596)
Discontinued operations		(13,278)	(998)
Minority interests:
Equity in earnings of affiliates	464	3,736	621
Distributions to minority interests	(728)	(2,108)	(603)

FFO	$7,698	$6,662	$6,665

Per Share - Basic	$1.20	$1.04	$1.06

Per Share - Diluted	$1.14	$1.00	$1.02

Weighted Average Shares outstanding:
Basic	6,440	6,378	6,268

Diluted	6,774	6,658	6,523

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

Distributions to Shareholders

Since its inception in 1961, FREIT has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex operational requirements including that we must distribute to our shareholders at least 90% of our REIT taxable income. We anticipate making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, we generally intend to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends. Since it is FREIT’s policy to pass on at lease 90 percent of its taxable income to shareholders, FREIT’s taxable income is untaxed at the Trust level. As a result, FREIT’s dividends will be taxed as ordinary income.

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year’s net income and taxable income. The Board has decided, to fix the dividend for the first three quarters of fiscal 2006 at $.25 per share. The following tables list the quarterly dividends paid or declared for the three most recent fiscal years and the percent the dividends were of taxable income. Per share amounts have been adjusted to reflect the one-for-one share dividend paid in March 2004

	Fiscal Year ended October 31,(1)

	2005	2004	2003

First Quarter	$0.25	$0.20	$0.175
Second Quarter	$0.25	$0.20	$0.175
Third Quarter	$0.25	$0.20	$0.175
Fourth Quarter	$0.45	$0.50	$0.375

Total For Year	$1.20	$1.10	$0.90

(1) All prior periods adjusted for a one-for-one share dividend paid on March 31, 2004.

		($000)		Dividends
Fiscal Year	Per Share	Total Dividends	Taxable Income	as a % of Taxable Income

2005	$1.20	$7,740	$4,778	162.0%
2004	$1.10	$7,064	$5,337	132.4%
2003	$0.90	$5,667	$3,881	146.0%

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

See “Liquidity and Capital Resources” and “Retail and Residential Segment” above.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page 33 of this Annual Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A: CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There have been no significant changes in FREIT’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Report on Internal Control Over Financial Reporting  — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2005.

Management’s assessment of the effectiveness of FREIT’s internal control over financial reporting as of October 31, 2005, has been audited by J.H. Cohn LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm included below.

Changes in Internal Control Over Financial Reporting  — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of fiscal 2005. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FREIT’s management is responsible for maintaining effective internal control over financial reporting for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of FREIT’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FREIT maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets, statements of income, comprehensive income and undistributed earnings and cash flows of FREIT and our report dated January 10, 2006 expressed an unqualified opinion on these statements.

/s/ J. H. Cohn LLP
Roseland, New Jersey

January 10, 2006

PART III

Certain information required by Part III is incorporated by reference to FREIT’s definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of FREIT’s fiscal year covered by this Annual Report. Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning FREIT’s trustees required by this item is incorporated herein by reference to the sections titled “Election of Trustees” and “Compliance with Section 16(a) of the Securities Exchange Act” in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2005.

The information concerning FREIT’s executive officers required by this item is set forth in Item 4A of Part I of this Annual Report under the caption “Executive Officers of FREIT.”

ITEM 11: EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled “Election of Trustees - Executive Compensation” in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2006.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K to be included as part of this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of October 31, 2005, were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity
Compensation Plans	512,000	$ 7.50	166,000
approved by
security holders (1)

Equity
Compensation Plans	0	0	0
not approved by
security holders

Total	512,000	$ 7.50	166,000

(1) FREIT’s equity incentive plan provides for the issuance of awards to officers, trustees, employees and consultants in the form of nonqualified options to acquire shares of beneficial interest, restricted shares and other share based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section titled “Certain Relationships and Related Transactions” in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is incorporated by reference to the information contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2006 under the captions “Audit Fees,” “AUDIT Related Fees,” ” Tax Fees” and “All Other Fees.”

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements:

(i) Reports of Independent Registered Public Accounting Firm, J.H. Cohn LLP

(ii) Consolidated Balance Sheets as of October 31, 2005 and 2004

(iii) Consolidated Statements of Income, Comprehensive Income, and Undistributed Earnings for the years ended October 31, 2005, 2004 and 2003

(iv) Consolidated Statements of Cash Flows for the years ended October 31, 2005, 2004 and 2003

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

First Real Estate Investment Trust of New Jersey

Dated: January 17, 2006	By: /s/ Robert S. Hekemian
Robert S. Hekemian, Chairman of the Board and
Chief Executive Officer

By: /s/ Donald W. Barney
President, Treasurer and Chief FinancialOfficer

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(a))

		PAGE
(A)	Financial statements:
	Report of Independent Registered Public Accounting Firm	34

	Consolidated Balance Sheets
	October 31, 2005 and 2004	35

	Consolidated Statements of Income, Comprehensive Income
	and Undistributed Earnings
	Years ended October 31, 2005, 2004 and 2003	36

	Consolidated Statements of Cash Flows
	Years Ended October 31, 2005, 2004 and 2003	37

	Notes To Consolidated Financial Statements	38

(B)	Financial Statement Schedules:

	XI - Real Estate and Accumulated Depreciation	54/55

	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

* * *

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of FREIT’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31, 2005 and 2004, and their results of operations and cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FREIT’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our audits referred to above included the information in Schedule XI, which presents fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/ J.H. Cohn LLP

Roseland, New Jersey

January 10, 2006

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2005 AND 2004

	2005	2004
	(In Thousands of Dollars)

ASSETS
Real estate, at cost, net of accumulated depreciation	$188,416	$160,044
Construction in progress	4,770	313
Cash and cash equivalents	5,672	18,843
Tenants’ security accounts	1,908	1,777
Sundry receivables	4,460	3,102
Secured loans receivable	1,658
Prepaid expenses and other assets	4,198	3,580
Deferred charges, net	3,820	2,916
Interest rate swap contract	96

Totals	$214,998	$190,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages payable	$166,874	$148,244
Accounts payable and accrued expenses	6,288	3,068
Dividends payable	2,916	3,212
Tenants’ security deposits	2,487	2,210
Deferred revenue	274	247
Interest rate swap contract		160

Total liabilities	178,839	157,141

Minority interest	7,585	2,267

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,481,152 and 6,423,152 shares issued
and outstanding	21,129	20,694
Undistributed earnings	7,349	10,633
Accumulated other comprehensive income (loss)	96	(160)

Total shareholders’ equity	28,574	31,167

Totals	$214,998	$190,575

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
UNDISTRIBUTED EARNINGS
YEARS ENDED OCTOBER 31 2005, 2004 AND 2003

INCOME	2005	2004	2003
	(In Thousands Of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$29,398	$25,937	$21,336
Reimbursements	4,168	4,229	3,945
Sundry income	101	190	118

Totals	33,667	30,356	25,399

Expenses:
Operating expenses	8,200	6,441	4,982
Management fees	1,524	1,299	1,065
Real estate taxes	4,948	4,408	3,678
Depreciation	4,265	3,677	2,839
Minority interest	464	416	374

Totals	19,401	16,241	12,938

Operating income	14,266	14,115	12,461

Investment income	229	183	201
Interest expense including amortization
of deferred financing costs	(10,039)	(9,046)	(7,838)

Income from continuing operations	4,456	5,252	4,824

Discontinued operations:
Income from discontinued operations		597	988
Gain on disposal		12,681
Minority interest in discontinued operations		(3,320)	(247)

Income from discontinued operations	-	9,958	741

Net income	$4,456	$15,210	$5,565

Basic earnings per share:
Continuing operations	$0.69	$0.82	$0.77
Discontinued operations	-	1.56	0.12

Net income	$0.69	$2.38	$0.89

Diluted earnings per share:
Continuing operations	$0.66	$0.79	$0.74
Discontinued operations	-	1.50	0.11

Net income	$0.66	$2.29	$0.85

Weighted average shares outstanding:
Basic	6,440	6,378	6,268
Diluted	6,774	6,658	6,523

COMPREHENSIVE INCOME
Net Income	$4,456	$15,210	$5,565
Other comprehensive income (loss):
Unrealized gain (loss) on interest
rate swap contract	256	41	(201)

Comprehensive income	$4,712	$15,251	$5,364

UNDISTRIBUTED EARNINGS
Balance, beginning of year	$10,633	$2,487	$2,589
Net income	4,456	15,210	5,565
Less dividends	(7,740)	(7,064)	(5,667)

Balance, end of year	$7,349	$10,633	$2,487

Dividends per share	$1.20	$1.10	$0.90

See Notes to Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003

	2005		2004		2003
	(In Thousands of Dollars)
Operating activities:
Net income	$4,456		$15,210		$5,565
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	4,265		3,928		3,215
Amortization	413		405		350
Deferred revenue	27		6		(91)
Minority interest	464		3,735		621
Gain on disposal of discontinued operations			(12,681	) (a)	-
Changes in operating assets and liabilities:
Tenants’ security accounts	(131)		(445)		(158)
Sundry receivables, prepaid expenses and other assets	(3,293)		(724)		(4,313)
Accounts payable and accrued expenses	3,220		1,464		767
Tenants’ security deposits	277		406		291

Net cash provided by operating activities	9,698		11,304		6,247

Investing activities:
Capital expenditures	(6,204)		(2,409)		(2,455)
Net proceeds from disposal of discontinued operations			16,235	(a)	-
Investment in affiliate					3,600
Acquisition of real estate	(8,390	) (b)	(16,003	) (c)	(14,007	) (d)
Secured loans to minority interest	(1,658)

Net cash used in investing activities	(16,252)		(2,177)		(12,862)

Financing activities:
Repayment of mortgages	(3,945)		(1,776)		(1,661)
Proceeds from notes and mortgage financing	75		4,542		16,132
Proceeds from exercise of stock options	435		840		540
Dividends paid	(8,036)		(6,219)		(5,390)
Distribution to minority interest	(728)		(2,108)		(603)
Contributions by minority interest	5,582

Net cash (used in) provided by financing activities	(6,617)		(4,721)		9,018

Net increase (decrease) in cash and cash equivalents	(13,171)		4,406		2,403
Cash and cash equivalents, beginning of year	18,843		14,437		12,034

Cash and cash equivalents, end of year	$5,672		$18,843		$14,437

Supplemental disclosure of cash flow data:
Interest paid	$9,844		$9,070		$8,000

Income taxes paid	$36		$59		$18

Supplemental schedule of non cash investing
and financing activities:

Dividends declared but not paid	$2,916		$3,212		$2,367

(a) In June 2004, S And A Commercial Associates LP (“S And A”), a then 75% owned subsidiary of FREIT, sold the Olney Town Center in Olney, MD for $28,125,000 that it acquired in April 2000 for approximately $15,500,000. Net proceeds of approximately $16,235,000 were received after the payment of the first mortgage on the property of approximately $11,000,000. For financial statement purposes FREIT recognized a gain of approximately $12,681,000.

(b) In July 2005, Grande Rotunda, LLC, a 60% owned affiliate of FREIT, completed the acquisition of The Rotunda, a 216,000 sq. ft. office and retail building in Baltimore, MD. The acquisition cost of approximately $30,890,000 was paid in part with the proceeds of a $22,500,000 acquisition loan.

(c) In April 2004, S And A completed the acquisition of a 269 unit high rise apartment building in Hackensack, NJ for approximately $45,586,000, in part with the proceeds of a $29,583,000 mortgage.

(d) (i) In November 2002, Wayne PSC, LLC, a 40% owned subsidiary of FREIT, completed the acquisition of a 323,000 sq. ft. shopping center in Wayne, NJ, for approximately $33,282,000, in part with the proceeds of a $26,500,000 mortgage. (ii) In July 2003, Damascus Centre LLC, a 100% owned subsidiary of FREIT, completed the acquisition of a 139,000 Sq. Ft. shopping center in Damascus, MD for approximately $9,833,000, in part by assuming a mortgage in the amount of $2,608,000.

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies:

Organization:

First Real Estate Investment Trust of New Jersey (“FREIT”) was organized November 1, 1961 as a New Jersey Business Trust. FREIT is engaged in owning residential and commercial income producing properties located primarily in New Jersey, Maryland and New York.

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

FREIT is subject to Federal income tax on undistributed taxable income and capital gains. FREIT may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year. For fiscal 2005, 2004 and 2003, FREIT made such an election.

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

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in its consolidated financial statements beginning with the fiscal year ended October 31, 2004, and has restated all prior periods included in this annual report on Form 10-K. The consolidation of these two entities did not have any impact on FREIT’s equity, net income, or earnings per share.

Accordingly, The consolidated financial statements include the accounts of FREITand it’s following subsidiaries:

Subsidiary	Owning Entity	% Ownership	Year Acquired

S And A Commercial Associates
Limited Partnership (“S and A”)	FREIT	65	2000

Westwood Hills, LLC	FREIT	40	1994

Damascus Centre, LLC (“Damascus”)	FREIT	100	2003

Wayne Preakness, LLC	FREIT	40	2002

Pierre Towers, LLC	S and A	100	2004

Grande Rotunda, LLC	FREIT	60	2005

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows with the interests not owned by FREIT reflected as “minority interest”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents:

Financial instruments that potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 2005, such cash and cash equivalent balances exceeded Federally insured limits by approximately $4,602,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

Depreciation:

Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

Impairment of long-lived assets:

FREIT has adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Deferred charges:

Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $195,000, $196,000 and $177,000 in 2005, 2004 and 2003, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

Revenue recognition:

Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals based on such factors as percentage of tenants’ sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to FREIT, when billed to tenants or ratably over the appropriate period.

Interest rate swap contract:

FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. Effective November 1, 2002, FREIT adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities and amended by statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As required by SFAS 133, FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows on the assets or liability hedged.

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $151,000, $188,000 and $116,000 in 2005, 2004 and 2003, respectively.

Earnings per share:

FREIT has presented “basic” and “diluted” earnings per share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”(“SFAS 128”).

Stock-based compensation:

In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” FREIT will recognize compensation cost as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying shares at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the shares (the “intrinsic value method”). However, FREIT will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. FREIT will also make proforma disclosures, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosures” (“SFAS 148”), of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differ materially from the historical amounts.

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

Recent accounting pronouncements:

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS 148 which amends SFAS 123. SFAS 148 provides alternate methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. However, management of FREIT does not expect to make such a change. In addition, SFAS 148 amends SFAS 123 to require more prominent annual and quarterly disclosures in the financial statements about the effects of using the intrinsic value method rather than the fair value method for stock-based compensation. The adoption of the provisions of SFAS 148 did not have a material impact on FREIT’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”(“SFAS 149”). The adoption of the provisions of SFAS 149 did not have a material impact on FREIT’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have any impact on FREIT’s consolidated financial statements.

Reclassifications:

Certain accounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the current presentation.

Note 2 – Acquisitions and Discontinued Operations:

On July 19, 2005, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, completed the acquisition of The Rotunda, a mixed-use property in Baltimore, Maryland. The Rotunda site is approximately 11.5 acres and is in close proximity to John Hopkins University. Its current configuration contains about 138,000 sq. ft. of office space, primarily in the four-story main building, and 78,000 sq. ft. of retail space on the lower level of the main building. A Giant Supermarket anchors the retail space.

The acquisition cost was approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million, and the balance in cash. The acquisition mortgage loan bears interest at 150 basis points over LIBOR and has an initial term of three (3) years, which makes the loan repayment date July 19, 2008. FREIT contributed 60% of the cash required, with the balance contributed by its joint venture partner, Rotunda 100, LLC, whose equity investors are principally employees of Hekemian & Co., Inc. (“Hekemian”). Hekemian is the managing agent for FREIT’s other properties. In order to incentivize the employees of Hekemian to identify and provide real estate investment opportunities for FREIT, FREIT agreed to advance, only to the employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them to Rotunda 100, LLC, for this transaction. FREIT has advanced $1.7 million to the Hekemian employees (certain of whom are members of the family of FREIT’s Chairman of the Board), and these loans will bear a floating rate of interest payable quarterly and will be secured by the Hekemian employees’ membership equity interest in Rotunda 100, LLC.

The acquisition price of The Rotunda has been preliminarily allocated as follows: $14.6 million (47.2%) to the building and $16.3 million (52.8%) to the land. The purchase price allocation is based on an independent appraisal of the fair value of the property components at the acquisition date, with minimal value currently being assigned to the leases. These allocated values are subject to change as more data becomes available and the fair market value of the leases can be more accurately determined. It is FREIT’s policy that initial valuations are finalized, in accordance with the guidelines outlined in SFAS No. 141 and SFAS No. 142, no later than six (6) months from the acquisition date.

On June 22, 2004, S And A closed on its contract for the sale of the Olney Town Center (“OTC”) in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. Net proceeds received approximated $16.2 million after repayment of the first mortgage on the property of approximately $11 million. The operations of OTC are classified as discontinued operations. For financial statement purposes, S And A recognized a gain of approximately $12.7 from the sale.

On April 16, 2004, S And A closed on the purchase of The Pierre apartments. The Pierre is a 269-unit luxury high-rise apartment building located in Hackensack, NJ. The contract purchase price for The Pierre was approximately $44 million. This amount, together with estimated transaction costs of approximately $2 million, resulted in total acquisition costs of approximately $46 million. The acquisition costs were financed in part by a mortgage loan in the approximate amount of $30 million and the balance of approximately $16 million in cash. FREIT provided 75% of the cash required with the balance of approximately $4 million provided by the 25% minority owners of S And A.

The net proceeds from the OTC sale after the repayment of the first mortgage repaid FREIT and the 25% minority owners for their advances made to acquire The Pierre.

S And A structured the sale of OTC and the purchase of The Pierre in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, and resulted in a deferral for income tax purposes of the realization of gain on the sale of OTC. Since it is the intention of FREIT to continue to qualify as a real estate investment trust, deferred tax would be minimal.

In November 2003 Wayne PSC, LLC, a 40% owned affiliate of FREIT acquired the Preakness Shopping Center in Wayne, NJ. The acquisition price of approximately $33 million was financed in part by a $26.5 million first mortgage.

On July 31, 2003 Damascus Centre, LLC, a newly formed limited liability company, which is wholly owned by FREIT, acquired a 139,000 square foot shopping center in Damascus, Maryland. The total acquisition cost of approximately $9,933,000 was financed in part by the assumption of a $2,610,000 first mortgage.

The following unaudited pro forma information shows the results of operations for fiscal years ended October 31, 2005, 2004 and 2003 for FREIT and Subsidiaries as though The Pierre, Preakness, Damascus, and The Rotunda had been acquired at the beginning of fiscal 2003:

	Year Ended October 31,
	2005	2004	2003
	(In thousands of Dollars, Except for Per Share Amounts)
Revenues	$36,398	$36,877	$35,411
Net expenses	(31,859)	(31,835)	(30,744)
Minority Interest	(312)	(255)	(141)

Income before discontinued operations	4,227	4,787	4,526
Discontinued Operations		9,958	741

Net Income	$4,227	$14,745	$5,267

Basic Earnings Per Share:
Continuing operations	$0.66	$0.75	$0.72
Discontinued operations	-	1.56	0.12

Net Income	$0.66	$2.31	$0.84

Diluted earnings per share:
Continuing operations	$0.62	$0.72	$0.69
Discontinued operations	-	1.50	0.11

Net Income	$0.62	$2.22	$0.80

The unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage placed on the property at acquisition date and reduced net investment income related to assets utilized to make the acquisitions, and obligations incurred to complete the transactions.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisitions been made at the beginning of fiscal 2003 or of future results of operations of FREIT’s combined properties.

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

The acquisition price for the Damascus shopping center was allocated to land and buildings based on relative fair value of each to the purchase price. It is management’s intention to demolish the center and construct a new center, therefore, no value was allocated to the leases as they are relatively short-term and will be renegotiated for space in the new center.

Note 3 - Real estate and equipment:

Real estate and equipment consists of the following:

	Range of	2005	2004
	Estimated Useful Lives	(In Thousands of Dollars)

Land		$66,215	$47,301
Unimproved land		748	3,480
Apartment buildings	7-40 years	62,187	61,189
Commercial buildings/shopping centers	15-50 years	91,023	75,732
Equipment	3-15 years	1,338	1,174
Pre-construction development costs		4,770	313

		226,281	189,189
Less accumulated depreciation		33,095	28,832

Totals		$193,186	$160,357

Note 4 - Mortgages payable:

Mortgages payable consist of the following:

	2005	2004
	(In Thousands of Dollars)
Northern Life Insurance Cos. - Federick, MD (A)	$16,457	$16,885
National Realty Funding L.C - Westwood, NJ (B)	9,593	9,758
PW Funding, Inc. - Spring Lake, NJ (C)	3,362	3,422
Bank Of America - Patchogue, NY (D)	6,331	6,553
PW Funding, Inc. - Wayne, NJ- Apts. (E):
First mortgage	10,015	10,191
Second mortgage	3,433	3,513
PW Funding, Inc. - River Edge, NJ (F):
First mortgage	4,887	4,974
Second mortgage	1,915	1,956
PW Funding, Inc. - Maywood, NJ (G):
First mortgage	3,546	3,608
Second mortgage	1,358	1,388
MetLife - Damascus, MD (H)		2,279
PW Funding, Inc. - Westwood, NJ (I)
First mortgage	14,102	14,349
Second mortgage	3,175	3,243
MetLife - Wayne, NJ- Shopping Center (J)	32,000	32,000
State Farm Life Insurance Co. - Hackensack, NJ (K)	34,125	34,125
Bank Of America - Baltimore, MD (L)	22,500
State Farm Bank, F.S.B. - Rockaway, NJ (M)	75

	$166,874	$148,244

(A)	Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $20,318,000.

(B)	Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $11,076,000.

(C)	Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $568,000.

(D)	Payable in monthly installments of $17,500 plus interest at the thirty day LIBOR rate plus 200 basis points through January 2008 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $9,166,000.

(E)	The first mortgage is payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $20,878 including interest at 4.92% through July 2010 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,479,000.

(F)	The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,314,000.

(G)	The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $830,000.

(H)	This mortgage bearing interest at 9.25% has been pre-paid. The mortgage was secured by a retail building in Damascus, Maryland having a net book value of approximately $9,776,000.

(I)	The first mortgage is payable in monthly installments of $99,946 including interest at 6.693% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $21,954 including interest at 6.18% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Westwood, New Jersey having a net book value of approximately $12,810,000.

(J)	Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $32,366,000.

(K)	Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $45,144,000.

(L)	Payable in monthly installments of iterest only at the rate of 150 basis points over LIBOR, in effect from time-to-time. The loan is due on July 19, 2008, but may be extended, under certain circumstances, for an additional one year. The loan is secured by a mixed-use property in Baltimore, MD having a net book value of approximately $30,790,000.

(M)	This construction loan bears interest on the outstanding principal balance, which is payable monthly, at the rate of 140 basis points over LIBOR in effect from time-to-time. Funding under the construction loan is based on draw requests for work in progress and can total up to $20,700,000. When construction is completed, the construction loan will convert to a permanent mortgage loan for $20,700,000. This permanent loan will bear a fixed interest rate of 5.37%, and will require fixed monthly payments of $115,850. The unpaid principal of the loan will be due in September 2021. The loan is currently secured by land and construction in progress in Rockaway, NJ having a net book value of approximately of $6,614,000.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2005 are as follows:

Year Ending October 31,	Amount

2006	$ 2,014
2007	17,940
2008	30,264
2009	2,151
2010	14,490

The fair value of FREIT’s long-term debt, which approximates $172 million and $158 million at October 31, 2005 and 2004, respectively, is estimated based on the current rates offered to FREIT for debt of the similar remaining maturities.

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

Note 6 - Interest rate swap contract:

During November 2002, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on its variable rate mortgage secured by its Patchogue, NY property. At October 31, 2005, the derivative financial instrument has a notional amount of approximately $6,331,000 and a current maturity date of January 1, 2008. The contract effectively converted the variable rate to a fixed rate of 5.95%. In accordance with SFAS 133, FREIT marks to market its fixed pay interest rate swaps, taking in to account present interest rates compared to the contracted fixed rate over the life of the contract. For fiscal years ended October 31, 2005 and 2004, FREIT recorded an asset of $96,000 and a liability of $160,000 respectively. FREIT included a gain of $256,000 and $41,000 in comprehensive income for fiscal 2005 and 2004, respectively.

Note 7 - Commitments and contingencies:

Leases:

Retail tenants:

FREIT leases retail space having a net book value of approximately $123,308,000 at October 31, 2005 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2005 is as follows:

Year Ending October 31,	Amount
2006	$14,701
2007	12,091
2008	10,352
2009	8,951
2010	7,964
Thereafter	47,928

Total	$101,987

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants’ sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended October 31, 2005 were not material.

In connection with its construction activities, FREIT entered into construction contracts requiring payments of approximately $8.5 million to be made during fiscal 2006 as the work is completed. These amounts are to be funded from construction loans.

Residential tenants:

Lease terms for residential tenants are usually one year or less.

Environmental concerns:

In accordance with applicable regulations, FREIT reported to the New Jersey Department of Environmental Protection (“NJDEP”) that a historical discharge of hazardous material was discovered in 1997 at the renovated Franklin Lakes shopping center (the “Center”).

In November 1999, FREIT received a no further action letter from the NJDEP concerning the historical discharge at the Center. However, FREIT is required to continue monitoring such discharge, the cost of which will not be material.

Note 8 - Management agreement and fees and transactions with related party:

The properties owned by FREIT are currently managed by Hekemian & Co., Inc. The management agreement, effective November 1, 2001, requires fees equal to a percentage of rents collected. Such fees were approximately $1,524,000, $1,372,000 and $1,170,000 in 2005, 2004 and 2003, respectively, inclusive of $73,000 and $105,000 in 2004 and 2003, respectively, included in discontinued operations in the accompanying consolidated statements of income. The agreement expires on October 31, 2007, and is automatically renewed for periods of two years unless either party gives notice of non-renewal. In addition, Hekemian charged FREIT fees and commissions in connection with the acquisition of the Rotunda during fiscal 2005, The Pierre and sale of the Olney Center during fiscal 2004, the acquisition of the Preakness Center during fiscal 2003, and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $961,000, $2,110,000 and $1,451,000 in 2005, 2004 and 2003, respectively.

During fiscal 2005, FREIT’s Board of Trustees authorized an investor group comprised principally of Hekemian employees to contribute sufficient capital to Damascus Centre, LLC to acquire a 30% equity interest in this company, which owns the Damascus Shopping Center in Damascus, Maryland. The investment, to be based on the fair market value of the shopping center, will reduce FREIT’s equity interest to 70%. FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them. These advances will be in the form of secured loans that will bear interest that will float at 255 basis points over LIBOR, in effect from time-to-time.

Note 9- Dividends and earnings per share:

FREIT declared dividends of $7,810,000, $7,064,000 and $5,667,000 to shareholders of record during 2005, 2004 and 2003, respectively.

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

FREIT has adopted the provisions of SFAS 128, which require the presentation of “basic” earnings per share and, if appropriate, “diluted” earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

In computing diluted earnings per share for each of the three years in the period ended October 31, 2005, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

	2005	2004	2003
Basic weighted average
shares outstanding	6,439,952	6,378,352	6,267,952

Shares arising from assumed
exercise of stock options	334,145	279,392	254,802

Dilutive weighted average

shares outstanding	6,774,097	6,657,744	6,522,754

Note 10- Equity incentive plan:

On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the “Plan”) which was ratified by FREIT’s shareholders on April 7, 1999, whereby up to 920,000 of FREIT’s shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 920,000 shares in FREIT’s number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The actual terms of each award will be determined by the Board of Trustees.

Upon ratification of the Plan on April 7, 1999, FREIT issued 754,000 stock options (adjusted for stock splits), which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share.

In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 or SFAS 148 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 4.27%, expected option lives of ten years, expected volatility of 1.65% and expected dividends of 8.59%, FREIT’s pro forma net income and pro forma basic net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

The following table summarizes stock option activities (adjusted for the stock split):

	Years Ended October 31,
	2005		2004		2003
	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price

Balance beginning of period	570,000	$7.50	682,000	$7.50	754,000	$7.50

Grants during period	-		-		-

Options exercised	(58,000)	$7.50	(112,000)	$7.50	(72,000)	$7.50

Options cancelled		-		-

Balance at end of period	512,000	$7.50	570,000	$7.50	682,000	$7.50

During November 2005 options for 60,000 shares were exercised, at the exercise price of $7.50 per share.

The impact on FREIT’s consolidated shareholders’ equity for the options that were exercised during fiscal 2005, 2004 and 2003 was to increase the number of shares outstanding by the amount of options exercised and values of beneficial interest outstanding by $435,000, $840,000 and $540,000, respectively for those fiscal years. The options outstanding are exercisable through September 2008.

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

Note 12- Deferred fee plan:

During fiscal 2001, the Board of Trustees adopted a deferred fee plan (the “Plan”) for its officers and trustees. Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. FREIT has agreed to pay any participant (the “Participant”) in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant’s duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2005, 2004 and 2003, approximately $1,066,000, $738,000 and $476,000, respectively, of fees have been deferred together with accrued interest of approximately $202,000, $109,000 and $32,000, respectively.

Note 13- Segment information:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,”established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a “management approach” in identifying the reportable segments.

FREIT has determined that it has two reportable segments: retail properties and residential properties. These reportable segments offer different products, have different types of customers and are managed separately because each requires different operating strategies and management expertise. The retail segment contains nine separate properties and the continuing residential segment contains nine properties (see Note 16). The accounting policies of the segments are the same as those described in Note 1.

The chief operating decision-making group of FREIT’s commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2005. Asset information is not reported since FREIT does not use this measure to assess performance.

	2005	2004	2003
	(In Thousands of Dollars)

Real estate rental revenue:
Commercial (a)	$17,842	$17,021	$15,293
Residential	15,496	12,998	9,830

Totals	33,338	30,019	25,123

Real estate operating expenses:
Commercial	6,615	5,663	5,237
Residential	7,056	5,794	3,896

Totals	13,671	11,457	9,133

Net operating income:
Commercial	11,227	11,358	10,056
Residential	8,440	7,204	5,934

Totals	$19,667	$18,562	$15,990

Recurring capital improvements-
residential	$626	$417	$596

Reconciliation to consolidated net
income:
Segment NOI	$19,667	$18,562	$15,990
Deferred rents - straight lining	329	335	276
Net investment income	229	183	201
Minority interest in earnings of
subsidiaries	(464)	(416)	(374)
General and administrative expenses	(741)	(689)	(592)
Sarbanes-Oxley Act Compliance	(260)
Depreciation	(4,265)	(3,677)	(2,839)
Financing costs	(10,039)	(9,046)	(7,838)

Income from continuing operations	4,456	5,252	4,824

Discontinued operations		9,958	741

Net income	$4,456	$15,210	$5,565

(a)	During the first quarter of fiscal 2004 a Tenant in FREIT’s Westridge Square shopping center and FREIT have entered into a lease termination agreement whereby Tenant paid FREIT a lump sum payment of approximately $1.8 million ($750,000 as a rent termination payment for past and future rent payments and $1,035,000 for repairing and refurbishing space vacated by Tenant) to terminate the lease. The mortgage lender agreed to the termination agreement and has entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. Up to $750,000 will be disbursed to FREIT (a) in monthly installments of $31,595 over approximately twenty four (24) months, or (b) the balance of the un-disbursed $750,000 will be disbursed to FREIT once the mortgage lender is provided with a Certificate of Occupancy (“C of O”) covering all of the space vacated by the Tenant. The balance of the lease termination payment of approximately $1 million representing a Tenant Improvement (“TI”) Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI’s are incurred, or in full at the earlier of when a C of O is obtained and the space vacated by the Tenant leased and re-occupied, or when the mortgage loan has been re-paid. Approximately $300,000, representing the difference between the $750,000 rent termination payment and rents already accrued, was included in revenue for the first quarter of fiscal 2004.

Note 14- Quarterly data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2005 and 2004 (in thousands, except per share data):

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2005
Revenue	$8,392	$7,919	$8,382	$9,203
Expenses	6,832	7,070	7,156	8,382

Income from continuing
operations	1,560	849	1,226	821

Net income	$1,560	$849	$1,226	$821

Basic earnings per share:
Continuing operations	$0.25	$0.13	$0.19	$0.13
Discontinued operations	-	-	-	-

Net income	$0.25	$0.13	$0.19	$0.13

Diluted earnings per share:
Continuing operations	$0.24	$0.12	$0.18	$0.12
Discontinued operations	-	-	-	-

Net income	$0.24	$0.12	$0.18	$0.12

Dividends per share	$0.25	$0.25	$0.25	$0.45

2004:
Revenue	$6,922	$7,136	$8,007	$8,474
Expenses	5,585	5,944	6,791	6,967

Income from continuing
operations	1,337	1,192	1,216	1,507
Income (loss) from dis-
continued operations	165	171	9,685	(63)

Net income	$1,502	$1,363	$10,901	$1,444

Basic earnings per share:
Continuing operations	$0.21	$0.19	$0.19	$0.23
Discontinued operations	0.03	0.02	1.51	(0.01)

Net income	$0.24	$0.21	$1.70	$0.22

Diluted earnings per share:
Continuing operations	$0.21	$0.17	$0.18	$0.22
Discontinued operations	0.03	0.03	1.44	(0.01)

Net income	$0.24	$0.20	$1.62	$0.21

Dividends per share	$0.20	$0.20	$0.20	$0.50

Note: Due to rounding, quarterly per share amounts may not total amounts reported for the full fiscal year.

Note 15- Discontinued operations:

On July 15, 2004 FREIT sold the Olney Town Center in Olney, MD for $28,150,000, and recognized a gain of approximately $12,681,000 ($9,361,000 after the minority interest’s share).

Summarized operating results included in discontinued operations in the accompanying consolidated statements of income for each of the years ended October 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands Of Dollars)
Revenues	$1,510	$2,475
Expenses	913	1,487

Net income	$597	$988

* * *

FIRST REAL ESTATE INVESTENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
October 31, 2005
(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Perod

Descripton	Encum- brances	Land	Buildings and Improvements	Land	Improve- ments	Carrying Costs	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which De- preciation is Computed

Residential Properties:
Grandview Apts., Hasbrouck
Heights, NJ		$22	$180	$-	$291		$22	$471	$493	$359	1925	1964	7-40 years
Lakewood Apts., Lakewood, NJ		11	396	-	279		11	675	686	580	1960	1962	7-40 years
Hammel Gardens, Maywood, NJ	$4,904	313	728	-	882		313	1,610	1,923	1,093	1949	1972	7-40 years
Palisades Manor, Palisades
Park, NJ		12	81	-	105		12	186	198	148	1935/70	1962	7-40 years
Steuben Arms, River Edge, NJ	6,802	364	1,773	-	980		364	2,753	3,117	1,803	1966	1975	7-40 years
Heights Manor, Spring Lake
Heights, NJ	3,422	109	974	-	690		109	1,664	1,773	1,205	1967	1971	7-40 years
Berdan Court, Wayne, NJ	13,448	250	2,206	-	2,691		250	4,897	5,147	3,668	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	17,277	3,849	11,546	-	1,401		3,849	12,947	16,796	3,986	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	34,125	8,390	37,486	4	807		8,394	38,293	46,687	1,543	1970	2004	7-40 years
Boulders - Rockaway, NJ
(Under Construction)	75	2,617		-	3,997		2,617	3,997	6,614	-	2005-2006	1963/1964	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	-	2,950	6,987	-	436		2,950	7,423	10,373	397	1960’s	2003	15-39 year
Franklin Crossing, Franklin Lakes, NJ		29		3,382	7,441		3,411	7,441	10,852	1,644	1963/75/97	1966	10-50 years
Glen Rock, NJ		12	36	-	204		12	240	252	81	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	6,331	2,128	8,818	-	(20)		2,128	8,798	10,926	1,760	1997	1997	39 years
Westridge Square S/C, Frederick, MD	16,457	9,135	19,159	37	497		9,172	19,656	28,828	8,510	1986	1992	15-31.5 years
Westwod Plaza, Westwood, NJ	9,593	6,889	6,416	-	2,047		6,889	8,463	15,352	4,276	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	32,000	9,280	24,217	-	803		9,280	25,020	34,300	1,934	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	22,500	16,263	14,634	-	69		16,263	14,703	30,966	108	1920	2005	40 Years

Land Leased:
Rockaway, NJ		114		55	-		169		169	-		1963/1964

Vacant Land:
Franklin Lakes, NJ		224		(156)	-		68		68			1966/93
Wayne, NJ		286			-		286		286			2004
Rockaway, NJ												1964/92/93
South Brunswick, NJ		80		395	-		475		475			1964

	$166,934	$63,327	$135,637	$3,717	$23,600	$-	$67,044	$159,237	$226,281	$33,095

(1)	Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, whose cost for Federal income tax purposes is approximately $32,500,000.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In Thousands of Dollars)

Reconciliation of Real Estate and accumulated depreciation:

	2005	2004	2003
Real estate:
Balance, Beginning of year	$189,189	$157,219	$111,654

Additions:
Buildings and improvements	37,094	47,675	45,570
Carrying costs		84

Deletions - building and improvements	(2)	(15,789)	(5)

Balance, end of year	$226,281	$189,189	$157,219

Accumulated depreciation:
Balance, beginning of year	$28,832	$26,503	$23,293

Additions - Charged to operating expenses	4,265	3,928	3,215

Deletions	(2)	(1,599)	(5)

Balance, end of year	$33,095	$28,832	$26,503

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Robert S. Hekemian	Chairman of the Board and Chief	January 17, 2006
Executive Officer and Trustee
Robert S. Hekemian	(Principal Executive Officer)

/s/Donald W. Barney	President, Treasurer, Chief Financial	January 17, 2006
Officer and Trustee
Donald W. Barney
(Principal Financial / Accounting Officer)

/s/ Herbert C. Klein	Trustee	January 17, 2006

Herbert C. Klein

/s/ Ronald J. Artinian	Trustee	January 17, 2006

Ronald J. Artinian

/s/ Alan L. Aufzien	Trustee	January 17, 2006

Alan L. Aufzien

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.

3	Amended and Restated Declaration of Trust of FREIT, dated November 7, 1993, as amended on May 31, 1994 and on September 10, 1998. (a)

4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (b)

10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (c)

10.2	Wayne PSC, L.L.C. Operating Agreement dated March 25, 2002 between FREIT and H-TPKE, LLC ( c)

10.3	Line of Credit Note in the principal amount of $14 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (d)

21	Subsidiaries of FREIT

23	Consent of J.H. Cohn LLP

24	Power of Attorney (filed with signature pages).

31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) - Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer.

The following filings with the Security and Exchange Commission are incorporated by reference:

Footnote

(a)	Exhibit No. 1 to FREIT’s Registration Statement on Form 8-A filed on November 6, 1998.

(b)	FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

(c)	FREIT’s Form 8-K filed on April 29, 2002.

(d)	Exhibit 10 to FREIT’s Form 10-Q filed on September 13, 2002.