Form 10-Q
period 2006-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2006-03-13
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly period ended January 31, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________________ to ___________________.

Commission File No.: 2-27018

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
(Exact name of registrant as specified in its charter)

New Jersey	22-1697095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Main Street, P.O. Box 667, Hackensack, New Jersey	07602
(Ad-dress of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 201-488-6400

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of March 10, 2006 there were 6,543,652 shares of beneficial interest issued and outstanding.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2006	2005
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$189,611	$188,416
Construction in progress	8,559	4,770
Cash and cash equivalents	6,892	5,672
Tenants' security accounts	1,930	1,908
Sundry receivables	4,481	4,460
Secured loans receivable	1,658	1,658
Prepaid expenses and other assets	4,239	4,198
Deferred charges, net	4,500	3,820
Interest rate swap contract	101	96
Totals	$221,971	$214,998

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable	$170,870	$166,874
Notes payable	2,000
Accounts payable and accrued expenses	6,122	6,288
Dividends payable	1,635	2,916
Tenants' security deposits	2,523	2,487
Below market value leases and deferred revenue	2,505	274
Total liabilities	185,655	178,839

Minority interest	7,662	7,585

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,541,152 and 6,481,152 shares issued
and outstanding	21,579	21,129
Undistributed earnings	6,974	7,349
Accumulated other comprehensive income	101	96
Total shareholders' equity	28,654	28,574

Totals	$221,971	$214,998

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
UNDISTRIBUTED EARNINGS
THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

	2006	2005
	(In Thousands Of Dollars,
	Except Per Share Amounts)
Revenue:
Rental income	$8,134	$7,098
Reimbursements	1,341	1,190
Sundry income	59	40
Totals	9,534	8,328

Expenses:
Operating expenses	2,567	1,464
Management fees	416	350
Real estate taxes	1,369	1,116
Depreciation	1,130	1,075
Minority interest	77	310
Totals	5,559	4,315

Operating income	3,975	4,013

Investment income	48	65
Interest expense including amortization
of deferred financing costs	(2,735)	(2,518)
Net income	$1,288	$1,560

Earnings per share:
Basic	$0.20	$0.24
Diluted	0.19	0.24

Weighted average shares outstanding:
Basic	6,511	6,423
Diluted	6,685	6,629

COMPREHENSIVE INCOME
Net income	$1,288	$1,560
Other comprehensive income:
Unrealized gain on interest
rate swap contract	5	109
Comprehensive income	$1,293	$1,669

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$7,349	$10,633
Net income	1,288	1,560
Less dividends	(1,663)	(1,606)
Balance, end of period	$6,974	$10,587
Dividends per share	$0.25	$0.25

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
	2006	2005
	(In Thousands of Dollars)
Operating activities:
Net income	$1,288	$1,560
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,130	1,075
Amortization	116	89
Deferred revenue	(109)	(178)
Minority interest	77	310
Changes in operating assets and liabilities:
Tenants' security accounts	(22)	(41)
Sundry receivables, prepaid expenses and other assets	32	(392)
Accounts payable and other liabilities	(404)	(143)
Tenants' security deposits	36	52
Net cash provided by operating activities	2,144	2,332
Investing activities:
Capital improvements - existing properties	(637)	(790)
Construction - new properties	(3,789)

Net cash used in investing activities	(4,426)	(790)
Financing activities:
Repayment of mortgages	(430)	(2,683)
Construction and other loan proceeds	6,426
Proceeds from exercise of stock options	450
Dividends paid	(2,944)	(3,212)
Distribution to minority interest	-	(237)
Net cash provided by (used) in financing activities	3,502	(6,132)
Net increase (decrease) in cash and cash equivalents	1,220	(4,590)
Cash and cash equivalents, beginning of period	5,672	18,843
Cash and cash equivalents, end of period	$6,892	$14,253

Supplemental disclosure of cash flow data:
Interest paid	$2,756	$2,518
Income taxes paid	$3	$8
Supplemental schedule of non cash
financing activities:
Dividends declared but not paid	$1,635	$1,606

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

The consolidated results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2005.

Reclassification:
Certain accounts in the 2005 financial statements have been reclassified to conform to the current presentation.

Note 2 - Earnings per share:

FREIT has presented "basic" and "diluted" earnings per share in the accompanying condensed consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” ("SFAS 128"). Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

In computing diluted earnings per share for each of the three month periods ended January 31, 2006 and 2005, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below. All shares and per share amounts have been restated for the two-for-one stock split which became effective March 31, 2004.

	Three Months Ended
	January 31,
	2006	2005
Basic weighted average
shares outstanding	6,511,152	6,423,152

Shares arising from assumed
exercise of stock options	173,556	206,155

Dilutive weighted average shares
outstanding	6,684,708	6,629,307

Back To Index

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

Note 3- Equity incentive plan:
All references to the amount of stock options granted, option price, fair value, or shares exercised have been adjusted to reflect the March 31, 2004 two-for-one stock split. On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options (adjusted for stock splits) which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. During November 2005, options to purchase 60,000 shares at $7.50 per share were exercised. At January 31, 2006, options for 452,000 shares remain outstanding and are exercisable through September 2008. On March 1, 2006, options for 2,500 shares were exercised at $7.50 per share.

Note 4- Segment information:
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

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

The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of the Board of Trustees.

FREIT assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, and financing costs. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the three months ended January 31, 2006 and 2005. Asset information is not reported since FREIT does not use this measure to assess performance.

Back To Index

	Three Months Ended
	January 31,
	2006	2005
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$5,376	$4,410
Residential	3,934	3,843
Totals	9,310	8,253

Real estate operating expenses:
Commercial	2,076	1,288
Residential	2,032	1,415
Totals	4,108	2,703

Net operating income:
Commercial	3,300	3,122
Residential	1,902	2,428
Totals	$5,202	$5,550

Recurring capital improvements-residential	$339	$256

Reconciliation to consolidated net income:
Segment NOI reported above	$5,202	$5,550
Deferred rents - straight lining	86	75
Amortization of acquired above and below
market value leases	139
Net investment income	48	65
Minority interest in earnings of
subsidiaries	(77)	(310)
General and administrative expenses	(245)	(227)
Depreciation	(1,130)	(1,075)
Financing costs	(2,735)	(2,518)
Net income	$1,288	$1,560

Note 5 - Acquisition:

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

The acquisition cost was approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million, and the balance in cash. The acquisition mortgage loan bears interest at 150 basis points over LIBOR and has an initial term of three (3) years, which makes the loan repayment date July 19, 2008. FREIT contributed 60% of the cash required, with the balance contributed by its joint venture partner, Rotunda 100, LLC, whose equity investors are principally employees of Hekemian & Co., Inc. (“Hekemian”). Hekemian is the managing agent for FREIT’s other properties. In order to incentivize the employees of Hekemian to identify and provide real estate investment opportunities for FREIT, FREIT agreed to advance, only to the employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them to Rotunda 100, LLC, for this transaction. FREIT has advanced $1.7 million to the Hekemian employees (certain of whom are members of the family of FREIT’s Chairman of the Board), and these loans will bear a floating rate of interest (resets quarterly at 225 basis points above the 90 day LIBOR rate) payable quarterly and will be secured by the Hekemian employees’ membership equity interest in Rotunda 100, LLC.

Back To Index

The acquisition price of The Rotunda had been preliminarily allocated as follows: $14.6 million to the building and $16.3 million to the land. This purchase price allocation was based on an independent appraisal of the fair value of the property components at the acquisition date, with minimal value assigned to the leases.

As of January 31, 2006, based on the above independent appraisal and FREIT’s evaluation of the acquired in-place leases, the purchase price was re-allocated as follows: approximately $16 million has been allocated to the building, $16.5 million to the land, $.9 million to leases-in-place at above market rents, and value allocated to leases at below market rents was recorded as a liability of approximately $2.6 million.

The capitalized above-market lease values are amortized as a reduction of base rent rental revenue over the remaining term of the leases, and the capitalized below-market leases values are amortized as an increase to base rental revenue over the remaining terms plus renewal options of the leases.

The following unaudited pro forma information shows the results of operations for the quarter ended January 31, 2005 for FREIT and Subsidiaries as though The Rotunda had been acquired at the beginning of fiscal 2005.

Three Months Ended
January 31, 2005
(thousands, except
per share amounts)

Revenues	$9,284
Expenses	7,794
Net income	$1,490

Earnings Per Share:
Basic	$0.23
Diluted	$0.22

Basic Shares	6,423
Diluted Shares	6,629

The unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage placed on the property at the acquisition date.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2005 or of future results of operations of FREIT’s combined properties.

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

In connection with its construction and development activities in Rockaway, NJ, FREIT has drawn down $2 million and has further utilized the credit line for the issuance of a $2 million Letter of Credit.

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

Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and retail properties. Our revenues consist primarily of fixed rental income from our residential and retail properties and additional rent in the form of expense reimbursements derived from our income producing retail properties. Our properties are primarily located in northern New Jersey and Maryland. We acquire existing properties for investment. We also  acquire properties, which we feel have redevelopment potential and make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

Almost all of FREIT’s income and cash flow is derived from the net rental income (revenues after expenses) from our properties. FREIT’s business and financial results are affected by the following fundamental factors:

•	the national and regional economic climate;
•	occupancy rates at the properties;
•	tenant turn-over rates;
•	rental rates;
•	operating expenses;
•	tenant improvement and leasing costs;
•	cost of and availability of capital;
•	new acquisitions and development projects; and
•	governmental regulations.

A negative quality change in the above factors could potentially cause a detrimental effect in FREIT’s revenue, earnings and cash flow.

Effects of recent accounting pronouncements:

In December 2003, the FASB issued revised FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No.51." (“FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or "VIEs"). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

Back To Index

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 65% owned subsidiary, S And A and its wholly-owned subsidiary, Damascus Centre, LLC.

In December 2004, the FASB issued SFAS No.123 (R) "Accounting for Stock-Based Compensation." SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for FREIT as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement did not have a material impact on FREIT's consolidated financial statements.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended October 31, 2005, have been applied consistently as at January 31, 2006 and October 31, 2005, and for the three months ended January 31, 2006 and 2005. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Back To Index

Results of Operations:
Three Months Ended January 31, 2006 and 2005

	Three Months Ended
	January 31,		Increase
	2006	2005	(decrease)
	(in thousands of dollars)
Commercial revenues:
Same properties (1)	$4,576	$4,485	$91
New properties	1,024		1,024
Total Commercial	5,600	4,485	1,115
Residential revenues:
Same properties (1)	3,934	3,843	91
Total Residential	3,934	3,843	91

Total real estate revenues	9,534	8,328	1,206

Investment income
and other	48	65	(17)

Total Revenues	$9,582	$8,393	$1,189

(1) Properties operated since the beginning of fiscal 2005.

Revenue for the three months ended January 31, 2006 (“Current Quarter”) increased 14.2% to $9,582,000 compared to $8,393,000 for the three months ended January 31, 2005 (“Prior Year’s Quarter”). FREIT’s acquisition of The Rotunda in June 2005 (see Note 5-Acquisition, to the consolidated financial statements) accounted for the major increase in revenues.

Net income for the Current Quarter was $1,288,000 compared to $1,560,000 for the Prior Year’s Quarter. The reduction in net income resulted primarily from higher utility costs at our residential properties (see discussion below).

The consolidated results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Back To Index

SEGMENT INFORMATION
The following table sets forth comparative operating data for FREIT’s real estate segments from continuing operations:

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2006	2005	$	%	2006	2005	$	%	2006	2005
	(in thousands)				(in thousands)				(in thousands)
Rental income	$3,981	$3,174	$807	25.4%	$3,889	$3,808	$81	2.1%	$7,870	$6,982
Percentage rent	39	40	(1)	-2.5%			-		39	40
Reimbursements	1,341	1,191	150	12.6%			-		1341	1,191
Other	15	5	10	200.0%	45	35	10	28.6%	60	40
Total Revenue	5,376	4,410	966	21.9%	3,934	3,843	91	2.4%	9,310	8,253

Operating expenses	2,076	1,288	788	61.2%	2,032	1,415	617	43.6%	4,108	2,703

Net operating income	$3,300	$3,122	$178	5.7%	$1,902	$2,428	$(526)	-21.7%	5,202	5,550

Average
Occupancy %	90.8%	92.6%		-1.8%	94.9%	94.3%		0.6%

Reconciliation to consolidated net income:
Deferred rents - straight lining	86	75
Amortization of above and below market
acquired lease	139
Net investment income	48	65
General and administrative expenses	(245)	(227)
Depreciation	(1,130)	(1,075)
Financing costs	(2,735)	(2,518)
Minority interest	(77)	(310)
Net income	$1,288	$1,560

The above table details the comparative NOI for FREIT’s Commercial and Residential Segments, and reconciles the combined NOI to consolidated net income. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, and financing costs. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of eight (8) properties totaling approximately 1,127,000 sq. ft. of retail space and 138,000 sq. ft. of office space. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has leased land and receives rental income from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ

As indicated in the above table, revenues from our commercial segment for the Current Quarter are up 21.9% and NOI is up 5.7% to $3,300,000. The contribution made by The Rotunda, during the Current Quarter, to revenue and NOI is reflected in the following chart:

	Commercial Segment ($000)
	Commercial		Same
	Combined	Rotunda	Properties

Revenues	$5,376	$867	$4,509

Expenses	2,076	606	1,470

NOI	$3,300	$261	$3,039

Back To Index

While NOI for same properties is about flat with the Prior Year’s Quarter, it has, however, increased 23% over the fourth quarter of 2005.

Development Activities:

The Rotunda: Acquired in July 2005, the property is on 11.5 acres of land and is currently configured into about 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower level of the main building. We are planning a modernization and expansion of the retail space, as well as the development of residential apartment units as allowed by the current zoning. Final development plans, however, are subject to approval by local governmental authorities.

Damascus Center, Damascus, MD: FREIT is planning a modernization and expansion of Damascus Center. Building plans for Phase I are completed and have been submitted for governmental approvals. It is anticipated that Phase I construction will begin around May 2006. Because of this expansion, current leases for certain tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Tenant Improvement Reserve: A former Tenant located at FREIT’s Westridge Square shopping center entered into a lease termination agreement whereby the Tenant paid FREIT, among other payments, a lump sum payment of approximately $1,035,000 for repairing and refurbishing space vacated by Tenant. The Tenant made the payment in February 2004. The mortgage lender agreed to the termination agreement and entered into an escrow agreement with FREIT whereby the entire lump sum payment made by the Tenant has been deposited in an interest bearing escrow account held for the benefit of the mortgage lender. This termination payment representing a Tenant Improvement (“TI”) Reserve, will be disbursed to FREIT in $250,000 increments as comparable amounts of TI’s are incurred, or in full at the earlier of when a Certificate of Occupancy is obtained and the space vacated by the Tenant is leased and re-occupied, or when the mortgage loan is fully repaid.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 986 apartment units. The NOI of our residential properties is summarized in the above table.

During the Current Quarter NOI was $1,902,000 compared to $2,428,000 for the Prior Year’s Quarter, down $526,000 or 21.7%. While average occupancy rates (94.9% vs. 94.3%) and revenues continue to increase and firm, their modest increases could not overcome the $446,000 (162%) increase in utility costs, reflecting higher energy prices. We expect operating results at our residential properties to improve over the balance of  fiscal year 2006 as rental rate increases take hold.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $163,000 and $154,000, respectively.

Capital expenditures: Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. At The Pierre a major renovation program has been started. We intend to modernize, where required, all apartments and modernize some of the buildings mechanical services. This renovation is expected to take, at least, several years to complete and will be financed from operating cash flow and cash reserves. During fiscal 2005 we expended $676,000 in capital improvements at The Pierre.

Back To Index

Rockaway Township, NJ
FREIT owns approximately 20 ± acres of undeveloped land in Rockaway Township, NJ. In July 2005 construction started on 129 garden apartment units. Development costs are estimated at $17.7 million that we will finance, in part, from construction financing and, in part, from funds available from our institutional money market investments. Construction is expected to last twelve to eighteen months, with the first buildings available for occupancy in March / April 2006.

FINANCING COSTS

	Three Months Ended
	January 31,
	2006	2005
	($000)

1st Mortgages
Existing	$2,172	$2,200
Prepaid		46
New (1)	329
Construction Loan (1)	21
2nd Mortgages
Existing	136	139
Other	33	21
	2,691	2,406
Amortization of
Mortgage Costs	65	45
Prepayment Fee		67

Total Financing Costs	2,756	2,518
Less amount capitalized	(21)
Financing costs expensed	$2,735	$2,518

(1) Mortgages not in place at beginning of fiscal 2005.

Financing Costs for the Current Quarter increased $217,000 (8.6%) to $2,735,000 from $2,518,000 for the Prior Year’s Quarter. The increase is attributable to the acquisition financing costs for The Rotunda in the amount of $329,000. The Rotunda was acquired in July 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $2.1 million for the Current Quarter compared to $2.3 million for the Prior Year's Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Back To Index

Credit Line:
On February 4, 2005, FREIT replaced its expired $14 million line of credit with an $18 million line of credit. The line of credit is for three years but can be cancelled by the bank, at will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit (see below). Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

In connection with its construction and development activities in Rockaway, NJ, FREIT has drawn down $2 million and has further utilized the credit line for the issuance of a $2 million Letter of Credit.

As described in the segment analysis above, we have begun construction of 129 apartment units in Rockaway Township, NJ. Construction costs at Rockaway are estimated at $17.7 million, with about $7.7 million expended through January 31, 2006. Construction costs are being funded from draws against a construction loan. Upon completion of construction, the construction loan will be converted to a permanent loan with additional funding to bring the permanent loan balance up to $20.7 million. We also are planning the rebuilding of the Damascus Shopping Center, in Damascus, MD, and an expansion and redevelopment of The Rotunda in Baltimore, MD. The total capital required for these projects, is estimated at $13 million and $70 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment. We expect these development projects to add to revenues, income, cash flow, and shareholder value.

At January 31, 2006 FREIT’s aggregate outstanding mortgage debt was $170.9 million and bears a fixed weighted average interest rate of 6.3%, and an average life of approximately 6.25 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	$ Millions
2007	$15.7
2008	$28.4
2010	$12.3
2013	$8.0
2014	$26.1
2016	$24.7
2019	$28.3

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2006 and October 31, 2005:

	January 31,	October 31,
(In Millions)	2006	2005

Fair Value	$174.1	$171.9
Carrying Value	$170.9	$166.9

Fair values are estimated based on market interest rates at January 31, 2006 and October 31, 2005 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

Back To Index

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2006 a 1% interest rate increase would reduce the fair value of our debt by $5.3 million, and a 1% decrease would increase the fair value by $5.7 million.

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

In essence, we agree to pay our Counterparty a fixed rate of interest on a dollar amount of notional principal (which corresponds to our mortgage debt) over a term equal to the term of the mortgage note. Our Counterparty, in return, agrees to pay us a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as our mortgage note.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,279,000 at January 31, 2006). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) Counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination. At January 31, 2006, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of about $101,000. This amount has been included as an asset in FREIT’s balance sheet as at January 31, 2006, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Back To Index

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")	Quarter Ended
	January 31,
	($000)
	2006	2005
Net income	$1,288	$1,560
Depreciation	1,130	1,075
Amortization of deferred mortgage costs	65	45
Mortgage prepayment penalty		67
Deferred rents (Straight lining)	(86)	(75)
Amortization of acquired above and below
market value leases	(139)
Capital Improvements - Apartments recurring	(84)	(209)
Minority interests:
Equity in earnings of affiliates	77	310
Distributions to minority interests	-	(237)
FFO	$2,251	$2,536

Per Share - Basic	$0.35	$0.39
Per Share - Diluted	$0.34	$0.38

Weighted Average Shares outstanding:
Basic	6,511	6,423
Diluted	6,685	6,629

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

INFLATION

Inflation can impact the financial performance of FREIT in various ways. Our commercial tenant leases normally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT. Apartment leases are normally for a one-year term, which may allow us to seek increased rents as leases renew or when new tenants are obtained.

Back To Index

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” above.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no charge in FREIT’s internal control over financial reporting during the first quarter of fiscal 2006 that has materially effected, or is reasonably likely to materially effect, FREIT’s internal control over financial reporting.

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

Back To Index

Part II Other Information

Item 6: Exhibits

           Reference is made to the Exhibit Index below.

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

Date: March 13, 2006
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive
Officer

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)