Form 10-Q
period 2006-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2006-06-08
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended April 30, 2006
or

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “Large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of June 5, 2006 there were 6,548,652 shares of beneficial interest issued and outstanding.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

Part I: Financial Information		Page

Item 1: Unaudited Condensed Consolidated Financial Statements

a.)	Condensed Consolidated Balance Sheets as at April 30, 2006 and October 31, 2005;	3

b.)	Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Six and Three Months Ended April 30, 2006 and 2005;	4

c.)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2006 and 2005;	5

d.)	Notes to Condensed Consolidated Financial Statements.	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.		11

Item 3: Quantitative and Qualitative Disclosures About Market Risk.		20

Item 4: Controls and Procedures.		21

Part II: Other Information		21

Item 4: Submission of Matters to a Vote of Security Holder.

Item 6: Exhibits

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 30,	October 31,
	2006	2005
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$189,005	$188,416
Construction in progress	12,474	4,770
Cash and cash equivalents	4,879	5,672
Tenants’ security accounts	2,004	1,908
Sundry receivables	4,545	4,460
Secured loans receivable	1,658	1,658
Prepaid expenses and other assets	4,954	4,198
Deferred charges, net	3,636	3,820
Interest rate swap contract	124	96
Totals	$223,279	$214,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages payable	$174,448	$166,874
Notes payable	1,000
Accounts payable and accrued expenses	5,707	6,288
Dividends payable	1,636	2,916
Tenants’ security deposits	2,598	2,487
Below market value leases and deferred revenue	2,323	274
Total liabilities	187,712	178,839

Minority interest	7,432	7,585

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,543,652 and 6,481,152 shares issued
and outstanding	21,598	21,129
Undistributed earnings	6,413	7,349
Accumulated other comprehensive income	124	96
Total shareholders’ equity	28,135	28,574

Totals	$223,279	$214,998

See Notes to Consolidated Financial Statements.

Back to Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
UNDISTRIBUTED EARNINGS
SIX AND THREE MONTHS ENDED APRIL 30, 2006 AND 2005 (Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
INCOME	(In Thousands Of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$16,242	$14,228	$8,108	$7,130
Reimbursements	2,418	1,870	1,077	680
Sundry income	109	95	50	55
Totals	18,769	16,193	9,235	7,865

Expenses:
Operating expenses	4,990	3,555	2,423	2,091
Management fees	829	713	413	363
Real estate taxes	2,719	2,311	1,350	1,195
Depreciation	2,267	2,085	1,137	1,010
Minority interest	207	332	130	22
Totals	11,012	8,996	5,453	4,681

Operating income	7,757	7,197	3,782	3,184

Investment income	113	119	65	54
Interest expense including amortization
of deferred financing costs	(5,507)	(4,907)	(2,772)	(2,389)
Net income	$2,363	$2,409	$1,075	$849

Earnings per share:
Basic	$0.36	$0.38	$0.16	$0.13
Diluted	$0.35	$0.36	$0.16	$0.12

Weighted average shares outstanding:
Basic	6,522	6,423	6,542	6,423
Diluted	6,753	6,703	6,889	6,843

COMPREHENSIVE INCOME
Net income	$2,363	$2,409	$1,075	$849
Other comprehensive income:
Unrealized gain on interest
rate swap contract	28	164	23	55
Comprehensive income	$2,391	$2,573	$1,098	$904

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$7,349	$10,633	$6,974	$10,587
Net income	2,363	2,409	1,075	849
Less dividends	(3,299)	(3,212)	(1,636)	(1,606)
Balance, end of period	$6,413	$9,830	$6,413	$9,830
Dividends per share	$0.50	$0.50	$0.25	$0.25

See Notes to Consolidated Financial Statements.

Back to Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2006 AND 2005 (Unaudited)
	2006	2005
	(In Thousands of Dollars)
Operating activities:
Net income	$2,363	$2,409
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,267	2,085
Amortization	217	175
Deferred revenue	(177)	(191)
Minority interest	207	332
Changes in operating assets and liabilities:
Tenants’ security accounts	(96)	(24)
Sundry receivables, prepaid expenses and other assets	(131)	(416)
Accounts payable and other liabilities	(581)	(305)
Tenants’ security deposits	111	60
Net cash provided by operating activities	4,180	4,125
Investing activities:
Capital improvements - existing properties	(1,373)	(1,304)
Construction - new properties	(7,704)
Contract deposit		(1,000)

Net cash used in investing activities	(9,077)	(2,304)
Financing activities:
Repayment of mortgages	(976)	(3,094)
Construction and other loan proceeds	9,550
Proceeds from exercise of stock options	469
Dividends paid	(4,579)	(4,818)
Distribution to minority interest	(360)	(287)
Contribution by minority interest		1,902
Net cash provided by (used in) financing activities	4,104	(6,297)
Net decrease in cash and cash equivalents	(793)	(4,476)
Cash and cash equivalents, beginning of period	5,672	18,843
Cash and cash equivalents, end of period	$4,879	$14,367

Supplemental disclosure of cash flow data:
Interest paid	$5,533	$4,821
Income taxes paid	$10	$20
Supplemental schedule of non cash
financing activities:
Dividends declared but not paid	$1,636	$1,606

See Notes to Consolidated Financial Statements.

Back to Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of presentation:
The accompanying condensed consolidated financial statements of First Real Estate Investment Trust of New Jersey (“FREIT”) have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for the six and three months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2005.

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

In computing diluted earnings per share for each of the six and three month periods ended April 30, 2006 and 2005, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Basic weighted average
shares outstanding	6,521,985	6,423,152	6,542,402	6,423,152

Shares arising from assumed
exercise of stock options	231,151	280,125	346,726	420,188

Dilutive weighted average shares
outstanding	6,753,136	6,703,277	6,889,128	6,843,340

Back to Index

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

Note 3- Equity incentive plan:
All references to the amount of stock options granted, option price, fair value, or shares exercised have been adjusted to reflect stock splits. On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the “Plan”) which was ratified by FREIT’s shareholders on April 7, 1999, whereby up to 920,000 of FREIT’s shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options (adjusted for stock splits) which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. The following table summarizes stock option activities for the periods indicated:

	Six Months Ended April 30,
	2006		2005
	No. of	Average	No. of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance beginning of period	512,000	$7.50	682,000	$7.50

Grants during period	-		-

Options exercised	(62,500)	$7.50	(112,000)	$7.50

Options cancelled			-

Balance at end of period	449,500	$7.50	570,000	$7.50

On May 3, 2006, options for 5,000 shares were exercised at $7.50 per share.

Note 4- Segment information:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a “management approach” in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains eight separate properties during fiscal 2006 and seven separate properties during the first six months of fiscal 2005. The residential segment contains nine properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K.

The chief operating and decision-making group of FREIT’s commercial segment, residential segment and corporate/other is comprised of the Board of Trustees.

FREIT assesses and measures segment operating results based on net operating income (“NOI”). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization,

Back to Index

depreciation, and financing costs. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the six and three months ended April 30, 2006 and 2005. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(in thousands of dollars)
Real estate revenue:
Commercial	$10,500	$8,295	$5,125	$3,885
Residential	7,896	7,748	3,962	3,905
Totals	18,396	16,043	9,087	7,790
Real estate operating expenses:
Commercial	4,096	2,785	2,021	1,497
Residential	3,916	3,364	1,884	1,947
Totals	8,012	6,149	3,905	3,444
Net operating income:
Commercial	6,404	5,510	3,104	2,388
Residential	3,980	4,384	2,078	1,958
Totals	$10,384	$9,894	$5,182	$4,346

Recurring capital improvements:
Residential	$458	$429	$119	$171

Reconciliation to consolidated
net income:
Segment NOI	$10,384	$9,894	$5,182	$4,346
Deferred rents - straight-lining	171	150	85	75
Amortization of acquired above and below
market value leases	202		63
Net investment income	113	119	65	54
Minority interest in earnings of subsidiaries	(207)	(332)	(130)	(22)
General and administrative expenses	(526)	(430)	(281)	(205)
Depreciation	(2,267)	(2,085)	(1,137)	(1,010)
Financing costs	(5,507)	(4,907)	(2,772)	(2,389)
Net income	$2,363	$2,409	$1,075	$849

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

Back to Index

date July 19, 2008.

FREIT contributed 60% of the cash required, with the balance contributed by its joint venture partner, Rotunda 100, LLC, whose equity investors are principally employees of Hekemian & Co., Inc. (“Hekemian”). Hekemian is the managing agent for FREIT’s other properties. In order to incentivize the employees of Hekemian to identify and provide real estate investment opportunities for FREIT, FREIT agreed to advance, only to the employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them to Rotunda 100, LLC, for this transaction. FREIT has advanced $1.7 million to the Hekemian employees (certain of whom are members of the family of FREIT’s Chairman of the Board), and these loans bear a floating rate of interest payable (resets quarterly at 225 basis points above the 90-day LIBOR rate) quarterly and are secured by the Hekemian employees’ membership equity interest in Rotunda 100, LLC.

The acquisition price of The Rotunda had been preliminarily allocated as follows: $14.6 million to the building and $16.3 million to the land. This purchase price allocation was based on an independent appraisal of the fair value of the property components at the acquisition date, with minimal value assigned to the leases.

It is FREIT’s policy that initial valuations are finalized, in accordance with the guidelines outlined in SFAS No. 141 and SFAS No. 142, no later than six (6) months from the acquisition date. Accordingly, as of January 31, 2006, based on the above independent appraisal and FREIT’s evaluation of the acquired in-place leases, the purchase price was re-allocated as follows: approximately $16 million has been allocated to the building, $16.5 million to the land, $.9 million to leases-in-place at above market rents, and value allocated to leases at below market rents was recorded as a liability of approximately $2.6 million.

The capitalized above-market lease values are amortized as a reduction of base rent rental revenue over the remaining term of the leases, and the capitalized below-market leases values are amortized as an increase to base rental revenue over the remaining terms plus renewal options of the leases. This restatement did not have a material affect on FREIT’s net income for the six and three months ended April 30, 2006.

The following unaudited pro forma information shows the results of operations for the six months and three months ended April 30, 2005 for FREIT and Subsidiaries as though The Rotunda had been acquired at the beginning of fiscal 2005.

	Six Months	Three Months
	Ended	Ended
	4/30/05	4/30/05
	(thousands, except
	per share amounts)

Revenues	$18,078	$8,794
Expenses	15,832	8,038
Net Income	$2,246	$756

Earnings Per Share:
Basic	$0.35	$0.12
Diluted	$0.34	$0.11

Weighted Average
Shares Outstanding:
Basic	6,423	6,423
Diluted	6,703	6,843

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

Back to Index

Note 6 - Credit line:

On February 4, 2005, FREIT replaced its expired $14 million line of credit with an $18 million line of credit. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

In connection with its construction and development activities in Rockaway, NJ, FREIT has utilized $1 million and has further utilized the credit line for the issuance of a $2 million Letter of Credit.

***

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

Overview

FREIT is an equity real estate investment trust (“REIT”) that owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties. Our properties are primarily located in northern New Jersey and Maryland. We acquire existing properties for investment. We also acquire properties which we feel have redevelopment potential and make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

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

Effects of recent accounting pronouncements:

In December 2003, the FASB issued revised FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” (“FIN 46R”). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”). Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R was applicable for

Back to Index

financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities were required in financial statements for periods ending after March 15, 2004.

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its majority owned subsidiaries.

In December 2004, the FASB issued SFAS No.123 (R) “Accounting for Stock-Based Compensation.” SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) became effective for FREIT for periods beginning August 1, 2005. The adoption of this new accounting pronouncement did not have a material impact on FREIT’s consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of April 30, 2006; however, FREIT’s management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six and three months ended April 30, 2006.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Pursuant to  SEC disclosure guidance for “Critical Accounting Policies,” the SEC defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended October 31, 2005, have been applied consistently as at April 30, 2006 and October 31, 2005, and for the six and three months ended April 30, 2006 and 2005. We believe that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

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

Back to Index

RESULTS OF OPERATIONS:
Six and Three Months Ended April 30, 2006 and 2005

Condensed Income Statement:
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(in thousands of dollars)
Revenues:
Commercial Revenues:
Same properties (1)	$8,891	$8,445	$4,315	$3,960
New Properties	1,982		958	-
Total Commercial	10,873	8,445	5,273	3,960

Residential Revenues:
Same properties (1)	7,896	7,748	3,962	3,905
Total residential	7,896	7,748	3,962	3,905

Total real estate revenues	18,769	16,193	9,235	7,865
Investment income	113	119	65	54
Total revenues	18,882	16,312	9,300	7,919

Operating expenses:
Real estate operating expenses
Same properties (1)	9,154	8,566	4,538	4,476
New properties	1,332		634
General and administrative expenses	526	430	281	205
Financing costs	5,507	4,907	2,772	2,389
Total expenses	16,519	13,903	8,225	7,070

Net Income	$2,363	$2,409	$1,075	$849

(1) Properties operated since the beginning of fiscal 2005.

Revenue for the six months ended April 30, 2006 (“Current Six Months”) increased 15.8% to $18,882,000 compared to $16,312,000 for the six months ended April 30, 2005 (“Prior Six Months”). Revenue for the three months ended April 30, 2006 (“Current Year’s Quarter”) increased 17.4% to $9,300,000 compared to $7,919,000 for the three months ended April 30, 2005 (“Prior Year’s Quarter”). FREIT’s acquisition of The Rotunda in July 2005 (see Note 5-Acquisition, to the consolidated financial statements) accounted for the major increase in revenues.

Net income for the Current Six Months and Current Year’s Quarter was $2,363,000 and $1,075,000 respectively compared to net income for the Prior Six Months and Prior Year’s Quarter of $2,409,000 and $849,000 respectively. The reduction in net income for the Current Six Months compared to the Prior Six Months resulted primarily from higher, non-reimbursable utility costs at our residential properties (see discussion below).

The consolidated results of operations for the six and three months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Back to Index

SEGMENT INFORMATION
The following table sets forth comparative operating data (Net Operating Income-”NOI”) for FREIT’s real estate segments:

	Commercial
	Six Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
	(in thousands)				(in thousands)
Rental income	$8,058	$6,409	$1,649	25.7%	$4,039	$3,195	$844	26.4%
Reimbursements	2,421	1,870	551	29.5%	1,071	679	392	57.7%
Other	21	16	5	31.3%	15	11	4	36.4%
Total Revenues	10,500	8,295	2,205	26.6%	5,125	3,885	1,240	31.9%

Operating expenses	4,096	2,785	1,311	47.1%	2,021	1,497	524	35.0%

Net operating income	$6,404	$5,510	$894	16.2%	$3,104	$2,388	$716	30.0%
Average
Occupancy %	90.6%	92.6%		-2.0%	90.3%	90.8%		-0.5%

	Residential
	Six Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
	(in thousands)				(in thousands)
Rental Revenues:
Rental income	$7,811	$7,675	$136	1.77%	$3,921	$3,867	$54	1.4%
Other income	85	73	12	16.4%	41	38	3	8%
Total Revenues	7,896	7,748	148	1.9%	3,962	3,905	57	1.5%

Operating expenses	3,916	3,364	552	16.4%	1,884	1,947	(63)	-3.2%

Net operating income	$3,980	$4,384	$(404)	-9.2%	$2,078	$1,958	$120	6.1%
Average
Occupancy %	95.0%	94.6%		0.4%	95.1%	94.7%		0.4%

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Reconciliation to
consolidated net income:
Segment NOI:
Commercial	$6,404	$5,510	$3,104	$2,388
Residential	3,980	4,384	2,078	1,958
Total	10,384	9,894	5,182	4,346
Deferred rents	171	150	85	75
Amort. of acquired above and
below market value leases	202		63
Net investment income	113	119	65	54
Gen’l and admin. Exp.	(526)	(430)	(281)	(205)
Depreciation	(2,267)	(2,085)	(1,137)	(1,010)
Financing costs	(5,507)	(4,907)	(2,772)	(2,389)
Minority interest	(207)	(332)	(130)	(22)
Net income	$2,363	$2,409	$1,075	$849

Back to Index

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

The occupancy percentages indicated on the above chart are weighted averages of all our commercial properties. The occupancy percentage of our properties by same properties, newly acquired properties and properties undergoing expansion and/or renovations are as follows:

	Average Occupancy Percentage
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Same operating properties	98.5%	95.9%	98.1%	95.8%

Properties Undergoing
Expansion / Renovation:
Damascus Center	71.1%	71.1%	71.1%	71.1%
The Rotunda	83.4%	(a )	82.79%	(a )

(a) Acquired July 19, 2005.

For a discussion of occupancy at our properties undergoing renovation or expansion, see below.

As indicated in the above Segment Information table, revenues and NOI from our commercial segment for the Current Six Months and Current Year’s Quarter have increased 26.6% and 16.2% respectively over the comparable prior year’s periods. The contribution made by The Rotunda (acquired July 19, 2005), during the Current Six Months and Current Year’s Quarter to revenue and NOI is reflected in the following chart:

	Six Months Ended
	April 30, 2006			April 30, 2005
	(in thousands)
	Commercial		Same	Same
	Combined	Rotunda	Properties	Properties
Revenues	$10,500	$1,738	$8,762	$8,295
Expenses	4,096	1,139	2,957	2,785
NOI	$6,404	$599	$5,805	$5,510

	Three Months Ended
	April 30, 2006			April 30, 2005
	(in thousands)
	Commercial		Same	Same
	Combined	Rotunda	Properties	Properties
Revenues	$5,125	$972	$4,153	$3,885
Expenses	2,021	534	1,487	1,497
NOI	$3,104	$438	$2,666	$2,388

NOI for same properties has increased 5.4% and 11.6% during the current year’s periods compared to the prior year’s periods.

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

Damascus Center, Damascus, MD: FREIT is planning a modernization and expansion of Damascus Center. Building plans for Phase I are completed and have been submitted for governmental approvals. It is anticipated that Phase I construction will begin around July 2006. Because of this expansion, current leases for certain

Back to Index

tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Tenant Improvement Reserve (“TIR”): A former Tenant located at FREIT’s Westridge Square shopping center entered into a lease termination agreement whereby the Tenant paid FREIT, among other payments, a lump sum payment of approximately $1,035,000 in February 2004, for repairing and refurbishing space vacated by Tenant. The Tenant made the payment in February 2004. This TIR is being held by the mortgage lender in an interest bearing escrow account held for the benefit of the mortgage lender. This TIR will be disbursed to FREIT in $250,000 increments as comparable amounts of TI’s are incurred, or in full at the earlier of when a Certificate of Occupancy is obtained and the space vacated by the Tenant is leased and re-occupied, or when the mortgage loan is fully repaid.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 986 apartment units. The NOI of our residential properties is summarized in the above table.

During the Current Year’s Quarter NOI was $2,078,000, an increase of $120,000 (6.1%) over the Prior Year’s Quarter. On a year-to-date basis, NOI for the Current Six Months is $404,000, or 9.2%, below the Prior Year’s Six Months results. This shortfall reflects the higher utility costs incurred (up 162%) during the first quarter of this fiscal year 2006. Revenue and occupancy rates have increased slightly during the current reporting periods compared to the prior year, and we expect continued favorable increases over the balance of fiscal year 2006.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $163,000 and $154,000 respectively.

Capital expenditures: Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. At The Pierre a major renovation program has been started. We intend to modernize, where required, all apartments and modernize some of the buildings mechanical services. This renovation is expected to cost approximately $2 million and take, at least, several years to complete. These costs will be financed from operating cash flow and cash reserves. Through April 30, 2006 we expended approximately $900,000 in capital improvements at The Pierre.

The Boulders, Rockaway Township, NJ
Construction started in July 2005 on 129 garden apartment units on FREIT’s property in Rockaway, NJ. Development costs estimated at $17.7 million (about $11.1 million expended through April 30, 2006), are being financed from construction financing and funds available from our cash and cash equivalents. Construction will be completed by August 2006. Certificates of Occupancy for five buildings have been received, and tenants will start taking occupancy during June 2006. We expect The Boulders to add to earnings, cash flow and shareholder value.

Back to Index

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	($000)		($000)
Fixed rate mortgages
1st Mortgages
Existing	$4,336	$4,388	$2,164	$2,188
Prepaid		46	-	-
New (1)	672		343	-
Construction Loan (1)	155		134
2nd Mortgages
Existing	272	278	136	139
Other	98	42	65	21
	5,533	4,754	2,842	2,348
Amortization of
Mortgage costs	129	86	64	41
Prepayment fee		67	-	-

Total financing costs	5,662	4,907	2,906	2,389
Less amount capitalized	(155)		(134)
Financing costs expensed	$5,507	$4,907	$2,772	$2,389

(1) Mortgages not in place at beginning of fiscal 2005.

Financing Costs for the Current Six Months and Current Quarter increased 12.2% and 16% respectively, over the prior year’s reporting periods. The increases are principally attributable to The Rotunda acquisition financing costs of $672,000 and $343,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $4.2 million for the Current Six Months compared to $4.1 million for the Prior Six Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

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

In connection with its construction and development activities at Rockaway, NJ, FREIT has drawn down $1 million and has further utilized the credit line for the issuance of a $2 million Letter of Credit to guaranty the completion of on-site and off-site improvements that have now been substantially completed.

As described in the segment analysis above, we are building 129 apartment units in Rockaway Township, NJ. Construction costs at Rockaway are estimated at $17.7 million, with about $11.1 million

Back to Index

expended through April 30, 2006. Construction costs are being funded from draws against a construction loan. Upon completion of construction, the construction loan will be converted to a permanent loan with additional funding to bring the permanent loan balance up to $20.7 million. We also are planning the rebuilding of the Damascus Shopping Center, in Damascus, MD, and an expansion and redevelopment of The Rotunda in Baltimore, MD. The total capital required for these projects is estimated at $13 million, and $70 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from our cash and cash equivalents. We expect these development projects to add to revenues, income, cash flow, and shareholder value.

At April 30, 2006, FREIT’s aggregate outstanding mortgage debt was $174.4 million comprised as follows:

		Weighted
		Average
	$Millions	Interest
Fixed rate mortgages	$143.4	6.39%
Variable rate mortgages:
Construction loan	8.5	6.23%
Acquisition loan	22.5	6.58%
	$174.4	6.40%

These mortgages bear a weighted average interest rate of 6.4%, and an average life of approximately 6 years. These mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	$ Millions
2007	$ 24.2
2008	$ 28.4
2010	$ 12.3
2013	$ 8.0
2014	$ 26.1
2016	$ 24.7
2019	$ 28.3

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2006 and October 31, 2005:

	April 30,	October 31,
(In Millions)	2006	2005

Fair Value	$176.3	$171.9
Carrying Value	$174.4	$166.9

Fair values are estimated based on market interest rates at April 30, 2006 and October 31, 2005 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2006 a 1% interest rate increase would reduce the fair value of our debt by $5.0 million, and a 1% decrease would increase the fair value by $5.4 million.

Back to Index

We believe that the values of our properties will be adequate to command re-financing proceeds equal to or higher than the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,226,000 at April 30, 2006). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination. At April 30, 2006, FREIT’s swap contract was in the money. If FREIT had terminated its contract at that date it would have realized a gain of about $124,000. This amount has been included as an asset in FREIT’s balance sheet as at April 30, 2006, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Back to Index

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(thousands)
Net income	$2,363	$2,409	$1,075	$849
Depreciation	2,267	2,085	1,137	1,010
Amortization of deferred mortgage costs	129	86	64	41
Mortgage prepayment penalty		67	-	-
Deferred rents - straight-lining	(171)	(150)	(85)	(75)
Amortization of acquired above and below
market value leases	(202)		(63)	-
Capital improvements - Apartments	(458)	(429)	(119)	(171)
Minority interests:
Equity in earnings of affiliates	207	332	130	22
Distributions to minority interest	(360)	(287)	(360)	(50)
Funds From Operations	$3,775	$4,113	$1,779	$1,626

Pre Share - Basic	$0.58	$0.64	$0.27	$0.25
Per Share - Diluted	$0.56	$0.61	$0.26	$0.24

Weighted Average Shares Outstanding:
Basic	6,522	6,423	6,542	6,423
Diluted	6,753	6,703	6,889	6,843

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” above.

Back to Index

Item 4: CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures were effective. There has been no change in FREIT’s internal control over financial reporting during the three months ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II Other Information

Item 4: Submission of Matters to a Vote of Security Holders:

The following matter was submitted to a vote of security holders at FREIT’s Annual Meeting of Shareholders held on April 11, 2006:

The Shareholders re-elected both Mr. Donald W. Barney and Herbert C. Klein, Esq. to serve as Trustees for a three (3) year term. The balloting for elections was as follows:

	Donald W. Barney	Herbert C. Klein, Esq.
VOTES FOR	5,799,928	5,793,795
VOTES WITHHELD	15,048	21,181

The other members of the Board of Trustees are as follows:

Name	Term Expires
Robert S. Hekemian	April 2008
Ronald J. Artinian	April 2007
Alan L. Aufzien	April 2007

Item 6. Exhibits

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

Date: June 8, 2006
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

Back to Index