Form 10-Q
period 2006-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2006-09-11
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2006
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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of September 8, 2006 there were 6,552,152 shares of beneficial interest issued and outstanding.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

Part I: Financial Information		Page

Item 1: Unaudited Condensed Consolidated Financial Statements

a.)	Condensed Consolidated Balance Sheets as at July 31, 2006 and October 31, 2005;	3

b.)	Condensed Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Nine and Three Months Ended July 31, 2006 and 2005;	4

c.)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2006 and 2005;	5

d.)	Notes to Condensed Consolidated Financial Statements.	6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations		11

Item 3: Quantitative and Qualitative Disclosures About Market Risk.		20

Item 4: Controls and Procedures.		21

Part II: Other Information		21

Item 6: Exhibits

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2006	2005
	(Unaudited)	(See Note 1)
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$188,210	$188,416
Construction in progress	16,521	4,770
Cash and cash equivalents	6,083	5,672
Tenants' security accounts	2,044	1,908
Sundry receivables	4,254	4,460
Secured loans receivable	1,658	1,658
Prepaid expenses and other assets	5,281	4,198
Deferred charges, net	3,631	3,820
Interest rate swap contract	122	96
Totals	$227,804	$214,998

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable	$178,552	$166,874
Notes payable	1,500
Accounts payable and accrued expenses	5,598	6,288
Dividends payable	1,638	2,916
Tenants' security deposits	2,721	2,487
Below market value leases and deferred revenue	2,028	274
Total liabilities	192,037	178,839

Minority interest	7,597	7,585

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value: 8,000,000 shares authorized; 6,552,152 and 6,481,152 shares issued and outstanding	21,661	21,129
Undistributed earnings	6,387	7,349
Accumulated other comprehensive income	122	96
Total shareholders' equity	28,170	28,574

Totals	$227,804	$214,998

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
UNDISTRIBUTED EARNINGS
NINE AND THREE MONTHS ENDED JULY 31, 2006 AND 2005
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
INCOME	(In Thousands Of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$24,497	$21,408	$8,255	$7,180
Reimbursements	3,767	2,980	1,349	1,110
Sundry income	183	133	74	38
Totals	28,447	24,521	9,678	8,328

Expenses:
Operating expenses	7,079	5,502	2,089	1,947
Management fees	1,274	1,089	445	376
Real estate taxes	4,079	3,510	1,360	1,199
Depreciation	3,466	3,138	1,199	1,053
Minority interest	432	493	225	161
Totals	16,330	13,732	5,318	4,736

Operating income	12,117	10,789	4,360	3,592

Investment income	150	173	37	54
Interest expense including amortization of deferred financing costs	(8,291)	(7,327)	(2,784)	(2,420)
Net income	$3,976	$3,635	$1,613	$1,226

Earnings per share:
Basic	$0.61	$0.57	$0.25	$0.19
Diluted	$0.59	$0.54	$0.23	$0.18

Weighted average shares outstanding:
Basic	6,530	6,430	6,548	6,436
Diluted	6,787	6,750	6,888	6,870

COMPREHENSIVE INCOME
Net income	$3,976	$3,635	$1,613	$1,226
Other comprehensive income:
Unrealized gain (loss) on interest rate swap contract	26	209	(2)	45
Comprehensive income	$4,002	$3,844	$1,611	$1,271

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$7,349	$10,633	$6,413	$9,830
Net income	3,976	3,635	1,613	1,226
Less dividends	(4,938)	(4,824)	(1,639)	(1,612)
Balance, end of period	$6,387	$9,444	$6,387	$9,444
Dividends per share	$0.75	$0.75	$0.25	$0.25

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2006 AND 2005
(Unaudited)

	2006	2005

Operating activities:	(In Thousands of Dollars)
Net income	$3,976	$3,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,466	3,138
Amortization	359	259
Deferred revenue	(629)	(223)
Minority interest	432	493
Changes in operating assets and liabilities:
Tenants' security accounts	(136)	(20)
Sundry receivables, prepaid expenses and other assets	(352)	(3,144)
Accounts payable and accrued expenses	(690)	1,615
Tenants' security deposits	234	205
Net cash provided by operating activities	6,660	5,958
Investing activities:
Capital improvements - existing properties	(1,572)	(2,408)
Construction - new properties	(11,751)
Contract deposit		(8,390	)(a)

Net cash used in investing activities	(13,323)	(10,798)
Financing activities:
Repayment of mortgages	(1,414)	(3,521)
Construction and other loan proceeds	14,592
Proceeds from exercise of stock options	532	195
Dividends paid	(6,216)	(6,424)
Distribution to minority interest	(420)	(558)
Contribution by minority interest		5,582
Secured loans to minority interest		(1,658)
Net cash provided by (used in) financing activities	7,074	(6,384)
Net increase (decrease) in cash and cash equivalents	411	(11,224)
Cash and cash equivalents, beginning of period	5,672	18,843
Cash and cash equivalents, end of period	$6,083	$7,619

Supplemental disclosure of cash flow data:
Interest paid	$8,438	$7,200
Income taxes paid	$18	$28
Supplemental schedule of non cash financing activities:
Dividends declared but not paid	$1,638	$1,612

(a) In July 2005, Grande Rotunda, LLC, a 60% owned affiliate of FREIT, completed the acquisition of The Rotunda, a 216,000 square foot office and retail building in Baltimore, MD. The acquisition cost of approximately $30,890,000, was paid for in part with the proceeds of a $22,500,000 acquisition loan.

See Notes to Consolidated Financial Statements.

Back To Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:
The accompanying condensed consolidated financial statements of First Real Estate Investment Trust of New Jersey (“FREIT”) have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for the nine and three months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2005.

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

In computing diluted earnings per share for each of the nine and three month periods ended July 31, 2006 and 2005, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Basic weighted average shares outstanding	6,529,527	6,429,652	6,547,902	6,436,152

Shares arising from assumed exercise of stock options	257,145	320,217	340,734	433,920

Diluted weighted average shares outstanding	6,786,672	6,749,869	6,888,636	6,870,072

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

Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options (adjusted for stock splits) which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. All of the options vested within three years from the date of grant and expire ten years from the date of grant. The following table summarizes stock option activities for the periods indicated:

	Nine Months Ended July 31,
	2006		2005
	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price

Balance beginning of period	512,000	$7.50	570,000	$7.50

Grants during period	-		-

Options exercised	(71,000)	$7.50	(26,000)	$7.50

Options cancelled			-

Balance at end of period	441,000	$7.50	544,000	$7.50

Note 4- Segment information:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different products, have different types of customers, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains eight separate properties during fiscal 2006 and seven separate properties during the first eight months of fiscal 2005. Beginning in mid June 2006, as a result of construction activities in Rockaway, NJ, the residential segment contains ten properties. Prior to June 2006, the residential segment contained nine properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K.

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

Back To Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the nine and three months ended July 31, 2006 and 2005. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in thousands of dollars)
Real estate revenue:
Commercial	$15,941	$12,657	$5,440	$4,367
Residential	11,985	11,630	4,090	3,882
Totals	27,926	24,287	9,530	8,249
Real estate operating expenses:
Commercial	6,116	4,211	2,020	1,431
Residential	5,537	5,158	1,621	1,794
Totals	11,653	9,369	3,641	3,225
Net operating income:
Commercial	9,825	8,446	3,420	2,936
Residential	6,448	6,472	2,469	2,088
Totals	$16,273	$14,918	$5,889	$5,024

Recurring capital improvements:
Residential	$942	$650	$484	$221

Reconciliation to consolidated net income:
Segment NOI	$16,273	$14,918	$5,889	$5,024
Deferred rents - straight-lining	250	227	79	77
Amortization of acquired above and below market value leases	271		69
Net investment income	150	173	37	54
Minority interest in earnings of subsidiaries	(432)	(493)	(225)	(161)
General and administrative expenses	(779)	(725)	(253)	(295)
Depreciation	(3,466)	(3,138)	(1,199)	(1,053)
Financing costs	(8,291)	(7,327)	(2,784)	(2,420)
Net income	$3,976	$3,635	$1,613	$1,226

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

The acquisition cost was approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million, and the balance in cash. The acquisition mortgage loan bears interest at 150 basis points over LIBOR and has an initial term of three years, which makes the loan repayment date July 19, 2008.

Back To Index

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

It is FREIT’s policy that initial valuations are finalized, in accordance with the guidelines outlined in SFAS No. 141 and SFAS No. 142, no later than six months from the acquisition date. Accordingly, as of January 31, 2006, based on the above independent appraisal and FREIT’s evaluation of the acquired in-place leases, the purchase price was re-allocated as follows: approximately $16 million has been allocated to the building, $16.5 million to the land, $.9 million to leases-in-place at above market rents, and approximately $2.6 million of value was allocated to leases at below market rents was recorded as a liability.

The capitalized above-market lease values, classified as other assets, are amortized as a reduction of base rent rental revenue over the remaining term of the leases, and the capitalized below-market leases values are amortized as an increase to base rental revenue over the remaining terms plus renewal options of the leases. This restatement did not have a material affect on FREIT’s net income for the nine and three months ended July 31, 2006.

The following unaudited pro forma information shows the results of operations for the nine and three months ended July 31, 2005 for FREIT and Subsidiaries as though The Rotunda had been acquired at the beginning of fiscal 2005.

	Nine Months Ended 7/31/05	Three Months Ended 7/31/05
	(thousands, except per share amounts)

Revenues	$27,196	$9,118
Expenses	23,790	7,958
Net Income	$3,406	$1,160

Earnings Per Share:
Basic	$0.53	$0.18
Diluted	$0.50	$0.17

Weighted Average
Shares Outstanding:
Basic	6,430	6,438
Diluted	6,750	6,870

Back To Index

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

In connection with its construction and development activities in Rockaway, NJ, FREIT has drawn $1.5 million and has further utilized the credit line for the issuance of a $2 million Letter of Credit to guaranty the completion of on-site and off-site improvements that have been substantially completed.

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

Overview

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties. Our properties are primarily located in northern New Jersey and Maryland. We acquire existing properties for investment. We also acquire properties which we feel have redevelopment potential and make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

Almost all of FREIT’s income and cash flow is derived from the net rental income (revenues after expenses) from our properties. FREIT’s business and financial results are affected by the following fundamental factors:

•	the national and regional economic climate;
•	occupancy rates at the properties;
•	tenant turnover rates;
•	rental rates;
•	operating expenses;
•	tenant improvement and leasing costs;
•	cost of and availability of capital;
•	new acquisitions and development projects; and
•	governmental regulations.

A negative quality change in the above factors could potentially cause a detrimental effect in FREIT’s revenue, earnings and cash flow.

Effects of recent accounting pronouncements:

In December 2003, the FASB issued revised FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." (“FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or "VIEs"). Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership or a majority voting interest in the entity. FIN 46R was applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities were required in financial statements for periods ending after March 15, 2004.

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

The FASB had issued certain other accounting pronouncements as of July 31, 2006; however, FREIT’s management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine and three months ended July 31, 2006.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Pursuant to SEC disclosure guidance for "Critical Accounting Policies," the SEC defines Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended October 31, 2005, have been applied consistently as at July 31, 2006 and October 31, 2005, and for the nine and three months ended July 31, 2006 and 2005. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Back To Index

RESULTS OF OPERATIONS:
Nine and Three Months Ended July 31, 2006 and 2005

Condensed Income Statement:
	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in thousands of dollars)
Revenues:
Commercial Revenues:
Same properties (1)	$13,444	$12,780	$4,553	$4,335
New properties	3,018	111	1,036	111
Total Commercial	16,462	12,891	5,589	4,446

Residential Revenues:
Same properties (1)	11,985	11,630	4,089	3,882
Total residential	11,985	11,630	4,089	3,882

Total real estate revenues	28,447	24,521	9,678	8,328
Investment income	150	173	37	54
Total revenues	28,597	24,694	9,715	8,382

Operating expenses:
Real estate operating expenses
Same properties (1)	13,558	12,942	4,404	4,376
New properties	1,993	65	661	65
Gen'l and administrative expenses	779	725	253	295
Financing costs	8,291	7,327	2,784	2,420
Total expenses	24,621	21,059	8,102	7,156

Net Income	$3,976	$3,635	$1,613	$1,226

(1) Properties operated since the beginning of fiscal 2005.

Revenue for the nine months ended July 31, 2006 (“Current Nine Months”) increased 15.8% to $28,597,000 compared to $24,694,000 for the nine months ended July 31, 2005 (“Prior Nine Months”). Revenue for the three months ended July 31, 2006 (“Current Year’s Quarter”) increased 15.9% to $9,715,000 compared to $8,382,000 for the three months ended July 31, 2005 (“Prior Year’s Quarter”). FREIT’s acquisition of The Rotunda in July 2005 (see Note 5-Acquisition, to the consolidated financial statements) accounted for the major increase in revenues.

Net income for the Current Nine Months increased 9.4% to $3,976,000 from $3,635,000 for the Prior Nine Months. Net income for the Current Year’s Quarter increased 31.6% to $1,613,000 from $1,226,000 for the Prior Year’s Quarter. The increase in net income for the current year’s periods compared to prior year’s periods is attributable to improved operating results at FREIT’s Same Properties (principally residential properties) and the operations at The Rotunda during the Current Year’s Quarter.

The consolidated results of operations for the nine and three months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Back To Index

SEGMENT INFORMATION
The following table sets forth comparative operating data (Net Operating Income-“NOI”) for FREIT’s real estate segments:

	Commercial
	Nine Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
	(in thousands)				(in thousands)
Rental income	$12,141	$9,663	$2,478	25.6%	$4,080	$3,257	$824	25.3%
Reimbursements	3,767	2,979	788	26.5%	1,349	1,110	239	21.5%
Other	33	15	18	120.0%	11	-	11
Total Revenues	15,941	12,657	3,284	25.9%	5,440	4,367	1,074	24.6%

Operating expenses	6,116	4,211	1,905	45.2%	2,020	1,431	589	41.2%

Net operating income	$9,825	$8,446	$1,379	16.3%	$3,420	$2,936	$485	16.5%
Average
Occupancy %	90.5%	92.6%		-2.1%	90.2%	92.4%		-2.2%

	Residential
	Nine Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
	(in thousands)				(in thousands)
Rental Revenues:
Rental income	$11,835	$11,518	$317	2.8%	$4,027	$3,843	$183	4.8%
Other income	150	112	38	33.9%	63	39	24	62%
Total Revenues	11,985	11,630	$355	3.1%	4,090	3,882	$207	5.3%

Operating expenses	5,537	5,158	$379	7.3%	1,621	1,794	$(173)	-9.6%

Net operating income	$6,448	$6,472	$(24)	-0.4%	$2,469	$2,088	$380	18.2%
Average
Occupancy %	95.4%	94.6%		0.8%	95.9%	94.7%		1.2%

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Reconciliation to consolidated net income:
Segment NOI:
Commercial	$9,825	$8,446	$3,420	$2,936
Residential	6,448	6,472	2,469	2,088
Total	16,273	14,918	5,889	5,024
Deferred rents	250	227	79	77
Amortization of acquired above and below market value leases	271		69
Net investment income	150	173	37	54
General and administrative expenses	(779)	(725)	(253)	(295)
Depreciation	(3,466)	(3,138)	(1,199)	(1,053)
Financing costs	(8,291)	(7,327)	(2,784)	(2,420)
Minority interest	(432)	(493)	(225)	(161)
Net income	$3,976	$3,635	$1,613	$1,226

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

COMMERCIAL SEGMENT

The commercial segment contains eight separate properties during fiscal 2006 and seven separate properties during the first eight months of fiscal 2005. FREIT’s commercial properties consist of eight (8) properties totaling approximately 1,127,000 sq. ft. of retail space and 138,000 sq. ft. of office space. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has leased land and receives rental income from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ.

The occupancy percentages indicated on the above chart are weighted averages of all our commercial properties. The occupancy percentage of our properties by same properties, newly acquired properties and properties undergoing expansion and/or renovations are as follows:

	Average Occupancy Percentage
	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Same operating properties	95.2%	98.6%	94.9%	95.7%

Properties Undergoing
Expansion / Renovation:
Damascus Center	70.8%	71.1%	70.3%	71.1%
The Rotunda	83.3%	(a )	82.9%	(a )
(a) Acquired July 19, 2005.

For a discussion of occupancy at our properties undergoing renovation or expansion, see discussion below.

As indicated in the above Segment Information table, revenues and NOI from our commercial segment for the Current Nine Months and Current Year’s Quarter have increased 16.3% and 16.5% respectively over the comparable prior year’s periods. The contribution made by The Rotunda (acquired July 19, 2005), during the Current Nine Months and Current Year’s Quarter to revenue and NOI is reflected in the following chart:

	Nine Months Ended
	July 31, 2006			July 31, 2005
	(in thousands)
	Commercial Combined	Rotunda	Same Properties	Commercial Combined	Rotunda	Same Properties
Revenues	$15,941	$2,694	$13,247	$12,657	$111	$12,546
Expenses	6,116	1,305	4,811	4,211	76	4,135
NOI	$9,825	$1,389	$8,436	$8,446	$35	$8,411

	Three Months Ended
	July 31, 2006			July 31, 2005
	(in thousands)
	Commercial Combined	Rotunda	Same Properties	Commercial Combined	Rotunda	Same Properties
Revenues	$5,441	$957	$4,484	$4,367	$111	$4,256
Expenses	2,020	574	1,446	1,431	76	1,355
NOI	$3,421	$383	$3,038	$2,936	$35	$2,901

Back To Index

NOI for same properties has increased 0.3% and 4.7% respectively, during the current year’s periods compared to the prior year’s periods.

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

Damascus Center, Damascus, MD: FREIT is planning a modernization and expansion of Damascus Center. Building plans for Phase I are completed and have been submitted for governmental approvals. It is anticipated that Phase I construction will begin during fiscal year 2006. Because of this expansion, current leases for certain tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

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

RESIDENTIAL SEGMENT

During most of the Current Year’s Quarter FREIT operated nine (9) multi-family apartment communities totaling 986 apartment units. During the later part of June 2006, tenants began taking occupancy at completed buildings at FREIT’s 129-unit Rockaway, NJ project, The Boulders (see discussion below). Since operations at The Boulders during the Current Year’s Quarter was immaterial, the NOI discussion below concerns FREIT’s same residential properties.

During the Current Year’s Quarter NOI increased 18.2% to $2,468,000 from $2,088,000 for the Prior Year’s Quarter. Operations during the Current Year’s Quarter raised year-to-date NOI to $6,448,000 compared to $6,472,000 for the Prior Nine Months. The favorable results at FREIT’s residential segment for the Current Year’s Quarter is a combination of higher occupancy levels, higher rents, and lower operating expenses. As a result of the continuing firming of the apartment rental markets in FREIT’s operating areas, we expect favorable operating results at our residential segment over the balance of this fiscal year.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $164,000 and $158,000 respectively.

Capital expenditures: Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. At The Pierre, a major renovation program has been started. We intend to modernize, where required, all apartments and to modernize some of the buildings mechanical services. This renovation is expected to cost approximately $2 million and take, at least, several years to complete. These costs will be financed from operating cash flow and cash reserves. Through July 31, 2006, we expended approximately $1 milliion in capital improvements at The Pierre.

Back To Index

The Boulders, Rockaway Township, NJ
Construction started in July 2005 on 129 garden apartment units on FREIT’s property in Rockaway, NJ. Development costs estimated at $17.7 million (about $14.4 million expended through July 31, 2006) are being financed from construction financing and funds available from our cash and cash equivalents. Construction will be completed by August 2006. Certificates of Occupancy for ten (of a total of eleven) buildings have been received, and tenants started taking occupancy during June 2006. As of August 25, 2006 73 units have been leased with tenants having taken occupancy of 53 units. We expect The Boulders to add to earnings, cash flow and shareholder value.

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	($000)		($000)
Fixed rate mortgages
1st Mortgages
Existing	$6,492	$6,617	$2,156	$2,228
Prepaid		46	-	0
New (1)	1,055		383	-
Construction Loan (1)	402		247
2nd Mortgages
Existing	407	403	135	125
New (1)			-	-
Other	145	67	47	26
	8,501	7,133	2,968	2,379
Amortization of
mortgage costs	192	127	63	41
Prepayment fee		67	-	-

Total financing costs	8,693	7,327	3,031	2,420
Less amount capitalized	(402)		(247)
Financing costs expensed	$8,291	$7,327	$2,784	$2,420

(1) Mortgages not in place at beginning of fiscal 2005.

Financing Costs charged against operations for the Current Nine Months and Current Quarter increased 13.2% and 15.0% respectively, over the prior year’s reporting periods. The increases are principally attributable to The Rotunda acquisition financing costs of $1,055,000 and $383,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $6.7 million for the Current Nine Months compared to $6.0 million for the Prior Nine Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

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

Back To Index

In connection with its construction and development activities at Rockaway, NJ, FREIT has drawn down $1.5 million and has further utilized the credit line for the issuance of a $2 million Letter of Credit to guaranty the completion of on-site and off-site improvements that have now been substantially completed.

As described in the segment analysis above, we are building 129 apartment units in Rockaway Township, NJ. Construction costs at Rockaway are estimated at $17.7 million, with about $14.4 million expended through July 31, 2006. Construction costs are being funded from draws against a construction loan. Upon completion of construction, the construction loan will be converted to a 15-year permanent loan with additional funding to bring the permanent loan balance up to $20.7 million. We also are planning the rebuilding of the Damascus Shopping Center, in Damascus, MD, and an expansion and redevelopment of The Rotunda in Baltimore, MD. The total capital required for these projects is estimated at $13 million, and $70 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available from our cash and cash equivalents. We expect these development projects to add to revenues, income, cash flow, and shareholder value.

At July 31, 2006, FREIT’s aggregate outstanding mortgage debt was $178.6 million comprised as follows:

	$Millions	Weighted Average Interest
Fixed rate mortgages	$142.9	6.39%
Variable rate mortgages:
Construction loan	13.2	6.75%
Acquisition loan	22.5	7.06%
	$178.6	6.50%

These mortgages bear a weighted average interest rate of 6.5%, and an average life of approximately 6 years. These mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	$ Millions
2007	$28.8	*
2008	$28.4
2010	$12.3
2013	$8.0
2014	$26.1
2016	$24.7
2019	$28.3

* Includes $13.2 million of construction financing that will be converted to long-term financing (see above).

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2006 and October 31, 2005:

	July 31,	October 31,
(In Millions)	2006	2005

Fair Value	$180.6	$171.9
Carrying Value	$178.6	$166.9

Back To Index

Fair values are estimated based on market interest rates at July 31, 2006 and October 31, 2005 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2006, a 1% interest rate increase would reduce the fair value of our debt by $4.9 million, and a 1% decrease would increase the fair value by $5.2 million.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations FREIT, entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,174,000 at July 31, 2006). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT wished early termination, FREIT would realize a gain on termination. At July 31, 2006, FREIT’s swap contract was in the money. If FREIT had terminated its contract at that date, it would have realized a gain of about $122,000. This amount has been included as an asset in FREIT’s balance sheet as at July 31, 2006, and the change (gain or loss) between reporting periods included in comprehensive income.

Back To Index

Counterparty Credit Risk: Each party to a swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(In thousands of dollars, except per share amounts)
Net income	$3,976	$3,635	$1,613	$1,226
Depreciation	3,466	3,138	1,199	1,053
Amortization of deferred mortgage costs	197	127	63	41
Mortgage prepayment penalty		67
Deferred rents - straight-lining	(250)	(227)	(79)	(77)
Amortization of acquired above and below market value leases	(271)		(69)
Capital improvements- Apartments	(942)	(650)	(484)	(221)
Minority interest:
Equity in earnings of affiliates	432	493	225	161
Distributions to minority interest	(420)	(558)	(60)	(271)
Funds From Operations	$6,188	$6,025	$2,408	$1,912

Per Share - Basic	$0.95	$0.94	$0.37	$0.30
Per Share - Diluted	$0.91	$0.89	$0.35	$0.28

Weighted Average Shares outstanding:
Basic	6,530	6,430	6,548	6,436
Diluted	6,787	6,750	6,888	6,870

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” above.

Back To Index

Item 4: CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures were effective. There has been no change in FREIT’s internal control over financial reporting during the three months ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Date: September 11, 2006
/s/ Robert S. Hekemian

(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive
Officer

/s/ Donald W. Barney

(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

Back To Index