Form 10-K
period 2006-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2007-01-31
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 2-27018

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
(Exact name of registrant as specified in its charter)

New Jersey	22-1697095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Main Street, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

201-488-6400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $177 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 28, 2006, the last business day of the registrant’s most recently completed second quarter.

As of January 30, 2007, the number of shares of beneficial interest outstanding was 6,750,652.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be held on April 4, 2007 are incorporated by reference in Part III of this Annual Report.

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

First Real Estate Investment Trust of New Jersey (“FREIT”) is an equity real estate investment trust (“REIT”) organized in New Jersey in 1961. FREIT acquires, develops, constructs and holds real estate properties for long-term investment and not for resale.

FREIT’s long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to its shareholders, and (iii) increase the overall value of FREIT’s portfolio. FREIT’s investments may take the form of wholly-owned fee interests or, if the circumstances warrant, joint venture basis, to diversify risk, with other parties including employees and affiliates of Hekemian & Co., Inc. (“Hekemian”) (See “Management Agreement”), provided FREIT is able to maintain management control over the property. While our general investment policy is to hold and maintain properties long-term, we may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which we have determined or determine are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

Fiscal Year 2006 Developments

(i)	Financing

(a) On October 21, 2005, FREIT entered into a $17.7 million construction loan agreement with State Farm Bank, F.S.B. (“State Farm”), whereby State Farm agreed to finance all the construction costs at Boulders (FREIT’s 129 garden apartment project in Rockaway, NJ). Interest on State Farm advances is payable monthly at 140 basis points above the one-month LIBOR rate in effect from time-to-time. As of October 31, 2006 FREIT had drawn down construction advances of approximately $14,369,000 and had no plans to request any additional construction draws since it has used funds from its own reserves to complete the construction of the project. The maturity date for the construction loan is January 1, 2007, and under certain circumstances, this date may be extended to February 1, 2007. On the maturity date the construction loan can be converted (“Conversion Date”) to a permanent loan and State Farm will fund additional amounts to bring the permanent loan balance up to $20.7 million. The permanent loan will bear a fixed interest rate of 5.37%, and require fixed monthly interest and principal payments totaling $115,850. The final payment of unpaid principal will be due fifteen (15) years from the Conversion Date. Until the construction loan is converted into a permanent loan, the loan is fully guaranteed by FREIT. Upon conversion to a permanent loan, and the achievement of certain occupancy and debt service coverage ratios, the loan becomes a non-recourse loan, and will be secured, principally, by the underlying property. On January 10, 2007, FREIT completed the process of converting the construction loan to the permanent loan, and received approximately $6.6 million in net loan proceeds.

(b) During fiscal 2005, FREIT’s Board of Trustees, to incentivize employees of Hekemian, authorized an investor group, comprised principally of Hekemian employees (“Hekemian Group”), to acquire a 30% equity interest in Damascus Centre, LLC that owns the Damascus Shopping Center in Damascus, Maryland. The sale price, based on the fair market value of the shopping center, will reduce FREIT’s equity interest to 70%. FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity purchase price required to be paid by them. These advances will be in the form of secured loans that will bear interest that will float at 225 basis points over LIBOR, in effect from time-to-time. The sale of equity to the Hekemian Group was completed on October 31, 2006, at a sales price of $3,224,000, of which FREIT financed approximately $1,451,000. The sale price was equivalent to the book value of the interest sold.

(ii)	CONSTRUCTION

(a)	Rockaway Township, NJ

Construction started in July 2005 on 129 garden apartment units on FREIT’s property (approximately 20 +/- acres) in Rockaway, NJ. Development costs of approximately $17.7 million have been financed from construction financing and funds available from our cash and cash equivalents (See Financing above). Construction was completed during August 2006. Certificates of Occupancy for all buildings have been received, and tenants started taking occupancy during June 2006. As of January 10, 2007 occupancy is about 82%.

Approximately one (1) acre of the Rockaway land has been sub-divided and leased to a bank. Rent under the land lease commenced in December 2003.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the two years ended October 31, 2006 is incorporated by reference to Note 13, “Segment Information.”

(c)	Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey, Maryland and on Long Island. We also currently own approximately 40.37 acres of unimproved land in New Jersey. See “Item 2 Properties - Portfolio of Investments.”

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

Portfolio of Real Estate Investments

At October 31, 2006, FREIT’s real estate holdings included (i) ten (10) apartment buildings or complexes containing 1,115 rentable units, (ii) nine (9) commercial properties (retail and office) containing approximately 1,265,000 square feet of leasable space, including one (1) single tenant store, and a one acre parcel subject to a ground lease, and (iii) four (4) parcels of undeveloped land consisting of approximately 40.37 acres. FREIT and its subsidiaries own all such properties in fee simple. See “Item 2 Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

Investment in Subsidiaries

The consolidated financial statements (See Note 1 to the Consolidated Financial Statements included in this Form 10-K) include the accounts of the following subsidiaries not wholly owned by FREIT:

Westwood Hills, LLC (“Westwood Hills”): FREIT owns a 40% membership interest in Westwood Hills which owns and operates a 210-unit residential apartment complex in Westwood, NJ.

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

Damascus Centre, LLC (“Damascus”): FREIT owns a 70% membership interest in Damascus, that owns a 139,878 +/- square foot shopping center in Damascus, MD.

Employees

On October 31, 2006 FREIT and its subsidiaries had twenty-three (23) full-time employees and twelve (12) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately fifty to sixty percent (50% - 60%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately five percent (5%) of his business activities to FREIT. See “Item 4A - Executive Officers of FREIT.” Hekemian & Co., Inc. (“Hekemian”) has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement.”

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement currently runs until October 31, 2007 and shall be automatically renewed for periods of two (2) years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The April 10, 2002 Management Agreement replaced the Management Agreement dated December 20, 1961 as extended. The salient provisions of the Management Agreement are as follows: FREIT continues to retain the Managing Agent as the exclusive management and leasing agent for properties which FREIT owned as of April 2002 and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. The Managing Agent is no longer the exclusive advisor for FREIT to locate and recommend to FREIT investments, which the Managing Agent deems suitable for FREIT, and is no longer required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which the Managing Agent may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the new Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. See “First Real Estate Investment Trust of New Jersey Notes to Consolidated Financial Statements - Note 8.”

Mr. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Hekemian owns approximately .2% of all of the issued and outstanding shares of Hekemian.

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2006, FREIT’s aggregate outstanding mortgage debt was $180.7 million with an average interest cost on a weighted average basis of 6.07%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in “Item 2 Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2006 with respect to each of these properties.

FREIT is currently, and will continue to be for the foreseeable future, more highly leveraged than it has been in the past. This increased level of indebtedness also presents an increased risk of default on the obligations of FREIT and an increase in debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT’s mortgage loans are being amortized over a period that is greater than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. See “Liquidity and Capital Resources” under Item 7.

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

Neither FREIT’s Declaration of Trust nor any policy statement formally adopted by FREIT’s Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT), which may be incurred by FREIT. Accordingly, FREIT may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT could bear interest at rates which are higher than the rates on FREIT’s existing debt. Future debt incurred by FREIT could also bear interest at a variable rate. Increases in interest rates would increase FREIT’s variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt or cause FREIT to be in default under its debt. Further, in the future, FREIT may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms which are acceptable to FREIT. In such event, FREIT might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT.

Competitive Conditions

FREIT is subject to normal competition with other investors to acquire real property and to profitably manage such property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT.

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2006 the following table lists the ten (10) largest retail tenants, which account for approximately 54.2% of FREIT’s commercial rental space and 40.8% of fixed retail rents.

Tenant	Center	Sq. Ft.
Burlington Coat Factory	Westridge Square	85,992
Kmart Corporation	Westwood Plaza	84,254
Macy's Federated Department Stores, Inc.	Preakness	81,160
Pathmark Stores Inc.	Patchoque	63,932
Stop & Shop Supermarket Co.	Preakness	61,020
Giant Of Maryland Inc.	Westridge Square	55,330
Stop & Shop Supermarket Co.	Franklin Crossing	48,673
Safeway Stores Inc.	Damascus Center	45,189
Giant Food of Maryland	The Rotunda	35,994
TJ MAXX	Westwood Plaza	28,480

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make expected distributions to its shareholders, could be adversely affected. During fiscal 2006, one lease, which we consider material, for approximately 18,954 sq. ft. at our Damascus shopping center, was allowed to expire without attempting renewal in order to allow FREIT to redevelop and expand the center. During fiscal 2007 and 2008 there are no material lease expirations expected.

(D)	Illiquidity of Real Estate Investments; Possibility that Value of FREIT's Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT's interests in its partially owned subsidiaries are subject to transfer constraints imposed by the operating agreements which govern FREIT’s investment in these partially owned subsidiaries. Even without such restrictions on the transfer of its interests, FREIT believes that there would be a limited market for its interests in these partially owned subsidiaries.

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

At this time, FREIT is aware of the following environmental matters affecting its properties:

(i)	Westwood Plaza Shopping Center, Westwood, NJ

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

(ii)	Franklin Crossing, Franklin Lakes, NJ

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

(iii)	Preakness Shopping Center, Wayne, NJ

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

Each of the apartment buildings or complexes owned by FREIT is subject to some form of rent control ordinance which limits the amount by which FREIT can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT can charge for vacated units. Westwood Hills and The Boulders at Rockaway are not subject to any rent control law or regulation.

(C)	Zoning Ordinances

Local zoning ordinances may prevent FREIT from renovating, expanding or converting its existing properties, for their highest and best use as determined by FREIT’s Board of Trustees. The Board of Trustees is not aware of any such zoning impediments to the development of the South Brunswick property described herein.

(D)	Financial Information about Foreign and Domestic Operations and Export Sale

FREIT does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.

ITEM 1 A	RISK FACTORS

See discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1 B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Portfolio of Investments: The following charts set forth certain information relating to each of FREIT's real estate investments in addition to the specific mortgages encumbering the properties.

Residential Apartment Properties as of October 31, 2006:

Property and Location	Year Acquired	No. of Units	Average Annual Occupancy Rate	Mortgage Balance ($000)	Depreciated Cost of Buildings and Equipment ($000)

Lakewood Apts.	1962	40	94.0%	None (1)	$101
Lakewood, NJ

Palisades Manor	1962	12	100.0%	None (1)	$44
Palisades Park, NJ

Grandview Apts.	1964	20	98.1%	None (1)	$125
Hasbrouck Heights, NJ

Heights Manor	1971	79	94.8%	$3,298	$543
Spring Lake Heights, NJ

Hammel Gardens	1972	80	95.0%	$4,808	$798
Maywood, NJ

Steuben Arms	1975	100	96.9%	$6,667	$1,290
River Edge, NJ

Berdan Court	1965	176	96.2%	$13,176	$1,429
Wayne, NJ

Pierre Towers (3)	1994	269	93.8%	$34,125	$45,173
Hackensack, NJ

Westwood Hills (2)	2004	210	96.8%	$16,945	$12,533
Westwood , NJ

Boulders (4)
Rockaway, NJ	2006	129	75.0%	$14,369	$20,886

(1)	Security for draws against FREIT's Credit Line.
(2)	FREIT owns a 40% equity interest in Westwood Hills. See Investment in Affiliates.
(3)	Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.
(4)	Construction completed in August 2006 on land acquired 1963 / 1964.

Commercial Properties as of October 31, 2006:

Property and Location	Year Acquired	Leaseable Space- Approximate Sq. Ft.	Average Annual Occupancy Rate	Mortgage Balance ($000)	Depreciated Cost of Buildings and Equipment ($000)

Franklin Crossing	1966 (2)	87,041	95.7%	None (1)	$9,074
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	99.7%	$9,416	$10,940
Westwood, NJ

Westridge Square	1992	256,620	86.8%	$15,968	$19,692
Frederick, MD

Pathmark Super Store	1997	63,962	100.0%	$6,139	$8,942
Patchogue, NY

Glen Rock, NJ	1962	4,800	100.0%	None (1)	$153

Preakness Center (3)	2002	322,136	98.1%	$31,768	$31,723
Wayne, NJ

Damascus Center (4)	2003	139,878	68.6%	None	$9,998
Damascus. MD

Rockaway, NJ	1964/1963	1+/- Acre Landlease	100.0%	(6)	$169

The Rotunda (5)	2005	216,645	84.0%	$22,500	$32,890
Baltimore, MD

(1)	Security for draws against FREIT's Credit Line.

(2)	The original 33,000 sq. ft. shopping center was replaced with a new 87,041 sq. ft. center that opened in October 1997.

(3)	FREIT owns a 40% equity interest in WaynePSC that owns the center.

(4)	FREIT owns a 70% equity interest in Damascus Centre, LLC that owns the center.

(5)	FREIT owns a 60% equity interest in Grande Rotunda, LLC that owns the center.

(6)	Security for draws against FREIT's construction loan in Rockaway, NJ, with an outstanding balance at October 31, 2006 of $14,369,000.

Land Under Development and Vacant Land as of October 31, 2006:

Location (1)	Acquired	Current Use	Permitted Use per Local Zoning Laws	Acreage Per Parcel

Vacant Land:
Franklin Lakes, NJ	1966	None	Residential	4.27

Rockaway, NJ	1964	None	Residential	1

Wayne, NJ	2002	None	Commercial	2.1

So. Brunswick, NJ (2)	1964	Principally leased as farmland qualifying for state farmland assessment tax treatment	Industrial	33

(1) All of the above land is unencumbered, except as noted.

(2) Site plan approval has been received for the construction of a 563,000 square foot industrial building.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT’s business is not materially dependent upon any single tenant or any one of its properties. The following table lists FREIT’s properties that have contributed 15% or more of FREIT’s total revenue in one (1) or more of the last three (3) fiscal years.

	Fiscal Year Ended October 31,
	2006	2005	2004
Preakness Center	14.7%	16.0%	17.2%
Pierre Towers	14.7%	16.1%	(1)

(1) Acquired during 2004

Although FREIT’s general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT’s and its shareholders’ best interests. With respect to FREIT’s future acquisition and development activities, FREIT will evaluate various real estate opportunities which FREIT believes would increase FREIT’s revenues and earnings, as well as compliment and increase the overall value of FREIT’s existing investment portfolio.

Except for the Pathmark supermarket super store located in Patchogue, Long Island, all of FREIT’s and its subsidiaries commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have seventeen (17) anchor / major tenants, that account for approximately 51% of the space leased. The balance of the space is leased to one hundred and eighty six (186) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property Shopping Center (SC) Office Building (O)	Net Leaseable Space		Anchor/Major Tenants	No. Of Satellite Tenants

Westridge Square	256,620 (SC	)	Giant Supermarket	24
Frederick, MD			Burlington Coat Factory

Franklin Crossing	87,041 (SC	)	Stop & Shop	18
Franklin, Lakes, NJ

Westwood Plaza	173,854 (SC	)	Kmart Corp	20
Westwood, NJ			TJMaxx

Preakness Center (1)	322,136 (SC	)	Stop & Shop	40
Wayne, NJ			Macy's
			CVS
			Annie Sez
			ClearView Theaters

Damascus Center (2)	139,878 (SC	)	Safeway Stores	12
Damascus, MD

The Rotunda (3)	138,276 (O	)	Clear Channel Broadcasting	64
Baltimore, MD			US Social Security Office
			Janus Associates

	78,369 (SC	)	Giant Food of Maryland	8
			Rite Aid Corporation
			Bank of America

(1)	FREIT has a 40% interest in this center.

(2)	FREIT has a 70% interest in this property.

(3)	FREIT has a 60% interest in this property.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options which if exercised would extend the terms of such leases. The lease agreements generally contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT’s commercial properties (excluding The Rotunda, which was acquired in July 2005) averaged a 92.1% occupancy rate with respect to FREIT’s available leasable space

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.4% occupancy rate with respect to FREIT’s available apartment units.

FREIT does not believe that any seasonal factors materially affect FREIT’s business operations and the leasing of its commercial and apartment properties.

FREIT believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

ITEM 3	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FREIT is a party or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT's business including various tenancy and related matters. Notwithstanding the environmental conditions disclosed in “Item 1(c) Narative Description of Business - Impact of Governmental Laws and Regulations on Registrant’s Business; Environmental Matters,” there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of FREIT's 2006 fiscal year.

PART II

ITEM 5	MARKET FOR FREIT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized, issued and outstanding class of equity. As of January 13, 2007, there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board Service (the “OTC Bulletin Board”) provided by NASD, Inc. FREIT does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, at the end of the periods indicated, the Bid and Asked quotations for the Shares on the OTC Bulletin Board.

	Bid	Asked
Fiscal Year Ended October 31, 2006
First Quarter	$32.00	$33.00
Second Quarter	$33.37	$35.00
Third Quarter	$25.15	$25.15
Fourth Quarter	$23.50	$23.60

	Bid	Asked
Fiscal Year Ended October 31, 2005
First Quarter	$28.50	$29.25
Second Quarter	$38.00	$39.00
Third Quarter	$33.85	$33.75
Fourth Quarter	$31.00	$32.25

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, LLC., members of the New York Stock Exchange and other national securities exchanges.

FREIT did not repurchase any shares of beneficial interest during the period covered by this report.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In fiscal 2006 and fiscal 2005, FREIT paid or declared aggregate total dividends of $1.25 and $1.20 per share, respectively, to the holders of Shares. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See table included in “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2006 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2006	2005	2004	2003	2002
	(In thousands of dollars)
		Restated - See Note 2
Total Assets	$234,786	$214,998	$190,575	$155,764	$110,485

Mortgage Loans	$180,679	$166,874	$148,244	$126,767	$83,188

Shareholders' Equity (a)	$24,972	$26,115	$28,671	$19,783	$21,426

Weighted average shares outstanding:
Basic	6,574	6,440	6,378	6,268	6,240
Diluted	6,816	6,774	6,658	6,522	6,466

INCOME STATEMENT DATA:
Year Ended October 31,	2006	2005	2004	2003	2002
	(In Thousands Of Dollars, Except Per Share Amounts)
Revenue:
Revenue from real estate operations	$38,305	$33,667	$30,356	$25,399	$19,571

Expenses:
Real estate operations	15,894	13,671	11,459	9,133	6,460
General and administrative expenses	1,212	1,001	689	592	449
Depreciation	4,739	4,265	3,677	2,839	2,155
Minority interest (a)	407	426	555	2,254	300
Totals	22,252	19,363	16,380	14,818	9,364

Operating income (a)	16,053	14,304	13,976	10,581	10,207

Investment income	232	229	183	201	249
Interest expense including amortization of deferred financing costs	(11,127)	(10,039)	(9,046)	(7,838)	(5,480)
Income from continuing operations (a)	5,158	4,494	5,113	2,944	4,976

Discontinued operations:
Income from discontinued operations, net of Minority Interests *			9,958	741	809
Net income (a)	$5,158	$4,494	$15,071	$3,685	$5,785

* Includes gain on disposal of $12,681 and $475 in fiscal years 2004 and 2002 respectively.

Basic earnings per share:
Continuing operations (a)	$0.78	$0.70	$0.80	$0.47	$0.80
Discontinued operations			$1.56	$0.12	$0.13
Net income	$0.78	$0.70	$2.36	$0.59	$0.93

Diluted earnings per share:
Continuing operations (a)	$0.76	$0.66	$0.77	$0.45	$0.77
Discontinued operations			$1.50	$0.11	$0.13
Net income	$0.76	$0.66	$2.27	$0.56	$0.90

Cash Dividends Declared Per Common Share	$1.25	$1.20	$1.10	$0.90	$0.86

(a) Amounts for 2002 through 2005 were restated from amounts previously reported to reflect minority members’ share of a capital deficit of a 40% owned subsidiary as a reduction of shareholders’ equity and to reflect as a minority interest expense, cash distributions made to minority members during such years. The minority members’ share of the subsidiaries deficit was principally attributable to the minority members’ share of net proceeds from refinancings. Accordingly, accumulated undistributed earnings through Fiscal 2005 was reduced by $2,458,000 from amounts previously stated and net income (and earnings per share) for intervening fiscal years restated as follows: 2005, increased by $38,000 ($.01); 2004, decreased by $139,000 ($.02); 2003, decreased by $1,880,000 ($.30), and 2002, increased by $104,000 ($.02).

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

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in addition to its 65% owned subsidiary, S And A and its wholly-owned subsidiary, Damascus Centre, LLC, commencing with the quarter ended April 30, 2004, and has restated the prior periods reported in this Form 10-K. The consolidation of Wayne PSC did not have any impact on FREIT's equity, net income, or earnings per share. The impact of the consolidation of Westwood Hills on FREIT’s equity, net income and earnings per share is detailed in Note 2 to the consolidated financial statements.

In December 2004, the FASB issued SFAS No.123 (R) "Accounting for Stock-Based Compensation." SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) was effective for FREIT as of  November 1, 2005. The adoption of this new accounting pronouncement did not have any impact on FREIT's consolidated financial statements.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Annual Report, have been applied consistently as at October 31, 2006 and 2005, and for the years ended October 31, 2006, 2005 and 2004. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Since we consider net income from continuing operations to be the most significant element of net income, all references and comparisons refer to this item unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated), and refer to earnings per share from continuing operations and have been adjusted to reflect the one-for-one share dividends paid in October 2001 and March 2004.

Results of Operations:

Restatement:

On its consolidated balance sheet, FREIT reflected as minority interest the Westwood Hills minority members’ share of the Westwood Hills capital deficit. This deficit resulted in large measure from distributions to the minority members, of excess proceeds related to the Westwood Hills mortgage financings that were over and above the original mortgage amount. The higher mortgage amount reflected the then increased value of the Westwood Hills property. These capital distributions received by the minority members of Westwood Hills caused their capital accounts to go into deficit positions.

Although there is no economic effect or cost to FREIT, under US GAAP FREIT cannot record a negative minority interest in consolidated financial statements if the minority members have no obligation to restore their negative capital accounts. Accordingly, FREIT’s 2005 and 2004 financial statements have been restated by reducing undistributed earnings as of October 31, 2003 as previously reported by $2,358,000, representing the minority members’ capital deficit at such date. In addition, net income for the year ended October 31, 2005 has been increased by $38,000 and net income for the year ended October 31, 2004 has been decreased by $139,000 from amounts previously reported, to reflect cash distributions from Westwood Hillls to minority members during such years.

Fiscal Years Ended October 31, 2006 and 2005

Summary revenues and net income for the fiscal years ended October 31, 2006 (“Fiscal 2006”) and October 31, 2005 (“Fiscal 2005”) are as follows:
	Year Ended
	October 31,		Increase
	2006	2005	(decrease)
	(In thousands, except per share values)
Commercial Revenues:		Restated - See Note 2
Same properties (1)	$17,835	$17,184	$651
New properties	4,091	987	3,104
	21,926	18,171	3,755
Residential Revenues:
Same properties (1)	15,995	15,496	499
New properties	384		384
	16,379	15,496	883
Total real estate revenues	38,305	33,667	4,638
Investment income and other	232	229	3
Total Revenues	$38,537	$33,896	$4,641

Expenses:
Real estate operations	15,894	13,671	2,223
General and administrative	1,212	1,001	211
Depreciation	4,739	4,265	474
Financing costs	11,127	10,039	1,088
Minority interest in earnings of subsidiaries	407	426	(19)
Total Expenses	33,379	29,402	3,977
Net Income	$5,158	$4,494	$664

Earnings per share:
Basic	$0.78	$0.70	$0.08
Diluted	$0.76	$0.66	$0.10
Weighted average shares outstanding:
Basic	6,574	6,440	134
Diluted	6,816	6,774	42

(1)	Properties operated since the beginning of fiscal 2005.

Revenue for Fiscal 2006 increased 13.8% to $38,305,000 compared to $33,667,000 for Fiscal 2005. FREIT’s acquisition of The Rotunda in July 2005 (see Note 5-Acquisition, to the consolidated financial statements), and revenue generated from FREIT’s newly constructed property in Rockaway, NJ accounted for 10% of the increase in revenues.

Net income for Fiscal 2006 increased $664,000 (14.8%) to $5,158,000 from $4,494,000 for Fiscal 2005. The increase in net income for Fiscal 2006 compared to Fiscal 2005 is attributable to improved operating results at FREIT’s Same Properties.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments.

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2006	2005	$	%	2006	2005	$	%	2006	2005*
	(In thousands)				(In thousands)				(In thousands)
Rental income	$16,104	$13,717	$2,387	17.4%	$16,180	$15,335	$845	5.5%	$32,284	$29,052
Percentage rent	160	39	121	310.3%			-		160	39
Reimbursements	4,669	4,063	606	14.9%			-		4,669	4,063
Other	161	23	138	600.0%	199	161	38	23.6%	360	184
Total Revenue	21,094	17,842	3,252	18.2%	16,379	15,496	883	5.7%	37,473	33,338

Operating expenses	8,464	6,615	1,849	28.0%	7,430	7,056	374	5.3%	15,894	13,671

Net Operating Income	$12,630	$11,227	$1,403	12.5%	$8,949	$8,440	$509	6.0%	21,579	19,667
Average Occupancy %	90.3%	91.1%		-0.8%	95.5%	93.4%		2.1%

Reconciliation to consolidated net income:
Deferred rents - straight lining	342	329
Amortization of acquired leases	490
Net investment income	232	229
General and administrative expenses	(1,212)	(1,001)
Depreciation	(4,739)	(4,265)
Financing costs	(11,127)	(10,039)
Minority interest	(407)	(426)
Net income	$5,158	$4,494
* Restated - See Note 2

The above table details the comparative net operating income (“NOI”) for FREIT’s Commercial and Residential Segments, and reconciles the combined NOI to consolidated Net Income. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation and financing costs. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT
The commercial segment contained nine separate properties during Fiscal 2006 and eight separate properties during Fiscal 2005 until the acquisition of The Rotunda in July 2005. FREIT’s commercial properties total approximately 1,100,000 sq. ft. of retail space and 138,000 sq. ft. of office space. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has leased land and receives rental income from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ.

The occupancy percentage of our properties by same properties, newly acquired properties and properties undergoing expansion and/or renovations are as follows:

	Average Occupancy % Year Ended October 31,
	2006	2005
Same operating properties	95.1%	95.8%
Properties undergoing expansion/ renovation:
Damascus Center	68.6%	71.1%
The Rotunda	84.0%	(a)
(a) Acquired July 19, 2005

As indicated in the above Segment Information table, revenues and NOI from our commercial segment for Fiscal 2006 increased by $3,252,000 (18.2%) and $1,403,000 (12.5%) respectively over Fiscal 2005. The contribution made by The Rotunda (acquired July 19, 2005), to revenues and NOI during Fiscal 2006 is reflected in the following chart:

	Year Ended
	October 31, 2006			October 31, 2005
	(in thousands)
	Commercial Combined	Rotunda	Same Properties	Commercial Combined	Rotunda	Same Properties
Revenues	$21,094	$3,535	$17,559	$17,842	$969	$16,873
Expenses	8,464	2,507	5,957	6,615	585	6,030
NOI	$12,630	$1,028	$11,602	$11,227	$384	$10,843

Revenues and NOI for same properties increased 4.1% and 7.0% respectively for Fiscal 2006 over Fiscal 2005.

DEVELOPMENT ACTIVITIES

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

A modernization and expansion is planned for the Damascus Center, in Damascus, MD. Building plans for Phase I are completed and have been submitted for governmental approvals. It is anticipated that Phase I construction will begin early in 2007. Because of this expansion, current leases for certain tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

RESIDENTIAL SEGMENT
During most of Fiscal 2006 FREIT operated nine (9) multi-family apartment communities totaling 986 apartment units. During the later part of June 2006, tenants began taking occupancy at completed buildings at FREIT’s 129-unit Rockaway, NJ project, The Boulders (see discussion below), that had been under construction. Since operations at The Boulders during Fiscal 2006 were immaterial, the NOI discussion below concerns FREIT’s same residential properties.

During Fiscal 2006 revenues increased $883,000 (5.7%) to $16,379,000 and NOI increased $509,000 (6.0%) to $8,949,000 over Fiscal 2005. The favorable results at FREIT’s residential segment for Fiscal 2006 was a combination of higher occupancy levels and higher rents. As a result of the continuing firming of the apartment rental markets in FREIT’s operating areas, we expect continued favorable operating results at our residential segment during fiscal 2007.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $185,000 and $173,000 respectively.

Capital expenditures: During Fiscal 2006 we expended $368,000 ($513 per apartment unit) excluding The Pierre and the newly constructed Boulders. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties.

At The Pierre, a major renovation program has been started. We intend to modernize, where required, all apartments and to modernize some of the building’s mechanical services. This renovation is expected to cost approximately $2 - $3 million and take, at least, several years to complete. These costs will be financed from operating cash flow and cash reserves. Through October 31, 2006, we expended approximately $1.8 million in capital improvements at The Pierre.

The Boulders, Rockaway Township, NJ
Construction started in July 2005 on 129 garden apartment units on FREIT’s property in Rockaway, NJ. Development costs estimated at $17.7 million has been financed from construction financing and funds available from our cash and cash equivalents. Construction was completed in August 2006. Certificates of Occupancy for the buildings have been received, and tenants started taking occupancy during June 2006. As of December 15, 2006 occupancy is in excess of 79%. The Boulders is expected to add to earnings, cash flow and shareholder value.

NET INVESTMENT INCOME
Net investment income increased slightly to $232,000 during Fiscal 2006 from $229,000 in Fiscal 2005. Net investment income is principally derived from interest earned from our cash on deposit in institutional money market funds, and interest earned from our secured loans receivable including loans made to Hekemian employees for their equity investment in Grande Rotunda. The amount of earnings is dependent on prevailing interest rates in effect from time-to-time.

FINANCING COSTS
Financing costs are summarized as follows:

	Year Ended
	October 31,
	2006	2005
	(In thousands)
Fixed rate Mortgages
1st Mortgages
Existing	$8,661	$8,869
New (1)	2,041	340
2nd Mortgages
Existing	540	540
Credit Line	86
Other	134	94
Total Interest	11,462	9,843
Amortization of
Mortgage Costs	246	196
Less Construction Period Interest Capitalized	(581)	-
Financing Costs	$11,127	$10,039

(1) Mortgages not in place at beginning of Fiscal 2005

Financing costs for Fiscal 2006 increased by $1,088,000 (10.8%) compared to Fiscal 2005. The principal reasons for the increase was the mortgage loan on FREIT’s acquisitions of The Rotunda in Fiscal 2005. The decrease in financing costs from existing mortgages is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and from the pre-payment of the $2.3 million loan on the Damascus property in January 2005.

GENERAL AND ADMINISTRATIVE EXPENSES
Our general and administrative expenses increased $211,000 (21.1%) to $1,212,000 for Fiscal 2006 from $1,001,000 for Fiscal 2005. The principal reasons for this increase were the Sarbanes-Oxley Act accounting compliance costs and Trustee’s compensation.

DEPRECIATION
Depreciation expense in Fiscal 2006 increased $474,000 (11.1%) to $4,739,000 from $4,265,000 for Fiscal 2005. The principal reasons for the increase were the acquisition of The Rotunda during July of Fiscal 2005, and the completion and coming into service of the Boulders property in Rockaway, NJ.

Results of Operations:
Fiscal Years Ended October 31, 2005 and 2004

Revenues for the fiscal year ended October 31, 2005 (“Fiscal 2005”) increased $3,357,000 or 11.0% over revenues for the fiscal year ended October 31, 2004 (“Fiscal 2004”). The components of the increase are summarized in this chart:

	Year Ended October 31,		Increase
	2005	2004	(Decrease)
	(In thousands)
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

New Properties, specifically The Rotunda (Commercial) purchased in July 2005, and The Pierre (Residential) purchased in July 2004, generated the major increase in revenues. The Rotunda is a 217,000 sq. ft. mixed use building in Baltimore, MD, and The Pierre is a 269-apartment high-rise residential property in Hackensack, NJ.

Income from continuing operations was $4,494,000 in Fiscal 2005 compared to $5,113,000 in Fiscal 2004, a decrease of 12.1%. The decease in income results primarily from increased expenses. Funds From Operations (“FFO”) increased to $7,698,000 in fiscal 2005 from $6,662,000 in Fiscal 2004 (see below).

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments.

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2005	2004	$	%	2005	2004	$	%	2005	2004
									Restated - See Note 2
	(In thousands)				(In thousands)				(In thousands)
Rental income	$13,717	$12,699	$1,018	8.0%	$15,335	$12,843	$2,492	19.4%	$29,052	$25,542
Percentage rent	39	57	(18)	-31.6%			-		39	57
Reimbursements	4,063	4,229	(166)	-3.9%			-		4,063	4,229
Other	23	36	(13)	-36.1%	161	155	6	3.9%	184	191
Total Revenue	17,842	17,021	821	4.8%	15,496	12,998	2,498	19.2%	33,338	30,019

Operating expenses	6,615	5,663	952	16.8%	7,056	5,794	1,262	21.8%	13,671	11,457

Net Operating Income	$11,227	$11,358	$(131)	-1.2%	$8,440	$7,204	$1,236	17.2%	19,667	18,562
Average Occupancy %	91.1%	92.1%		-1.0%	93.4%	94.4%		-1.0%

Reconciliation to consolidated net income:
Deferred rents - straight lining	329	335
Net investment income	229	183
General and administrative expenses	(741)	(689)
Sarbanes-Oxley Act Compliance	(260)
Depreciation	(4,265)	(3,677)
Financing costs	(10,039)	(9,046)
Minority interest	(426)	(555)
Income from continuing operations	4,494	5,113
Discontinued operations	-	9,958
Net income	$4,494	$15,071

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

COMMERCIAL SEGMENT
During Fiscal 2005 revenues increased $821,000 (4.8%) to $17,842,000. The revenue increase is primarily attributable to the operations at The Rotunda, whose operations have been included since its acquisition on July 19, 2005. NOI for Fiscal 2005 was $11,227,000 compared to NOI for Fiscal 2004 of $11,358,000, a decrease of 1.2%. The reduction in NOI results principally from higher expenses during Fiscal 2005 and the inclusion in Fiscal 2004 of a net $300,000 tenant termination fee. Average occupancy during fiscal 2005 was 92.5%, excluding The Rotunda, which had occupancy of 83.9%.

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

A modernization and expansion is planned for the Damascus Center, in Damascus, MD. Building plans for Phase I are completed and have been submitted for governmental approvals. It is anticipated that Phase I construction will begin early 2007. Because of this expansion, current leases for certain tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

RESIDENTIAL SEGMENT
Residential revenue increased $2,498,000 (19.2%) to $15,496,000 during Fiscal 2005 from $12,998,000 for Fiscal 2004. As indicated above, the principal amount of the increase was attributable to the operations of The Pierre, which has been included in operations for the full Fiscal 2005 year and only for six and one-half months during Fiscal 2004.

Revenues at the same properties (properties operated since the start of Fiscal 2004) increased slightly to $10,082,000 during Fiscal 2005 from $9,977,000 during Fiscal 2004. Average occupancy for the same properties decreased to 93.4% during Fiscal 2005 compared to 94.2% for Fiscal 2004. The decrease in occupancy was the result of weakened demand for rental housing in our markets. The slightly higher revenues coupled with slightly lower expenses resulted in NOI at the same properties increasing $157,000 (24.4%) to $5,880,000 for Fiscal 2005 from $5,723,000 for Fiscal 2004. However, NOI for the fourth quarter of Fiscal 2005 was reflective of weakened demand, resulting in lower occupancy and concessions, and was $74,000 below NOI for the fourth quarter of Fiscal 2004.

We feel the rental housing demand has firmed, as occupancies are picking up and concessions eliminated. We expect fiscal 2006 to show improved operating results in the residential sector..

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

During Fiscal 2005 we expended $626,000 ($873 per apartment unit), excluding The Pierre, to improve and maintain the competitiveness of our apartments. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. At The Pierre a major renovation program has been started. We intend to modernize, where required, all apartments and modernize some of the building’s mechanical services. This renovation is expected to take, at least, several years to complete and will be financed from operating cash flow and cash reserves. During fiscal 2005 we expended $676,000 in capital improvements at The Pierre.

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

NET INVESTMENT INCOME
Net investment income increased approximately 25% to $229,000 for Fiscal 2005 compared to $183,000 for Fiscal 2004. Net investment income is principally derived from interest earned from our cash on deposit in institutional money market funds, and interest earned from our secured loans receivable (loans made to Hekemian employees for their equity investment in Grande Rotunda- see Fiscal Year 2005 Developments). The amount of earnings is dependent on prevailing interest rates in effect from time-to-time.

FINANCING COSTS
Financing costs are summarized as follows:

	Year Ending October 31,
	2005	2004
	(In thousands)
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

GENERAL AND ADMINISTRATIVE EXPENSES
Our General and Administrative expenses increased $312,000 (45.3%) to $1,001,000 for Fiscal 2005 from $689,000 for Fiscal 2004. The principal reasons for the increase was the Sarbanes-Oxley Act accounting compliance costs aggregating $260,000 during Fiscal 2005. We estimate an additional $50,000 will be required during Fiscal 2006 to complete the compliance requirements. While most of these costs will not be on-going, accounting costs (and related personnel costs) will be higher than experienced historically to continue compliance with the Sarbanes-Oxley Act. We are trying to leverage these costs to develop more efficient operating procedures.

DEPRECIATION
Depreciation expense in fiscal 2005 increased $588,000 (16%) to $4,265,000 from $3,677,000 for Fiscal 2004. The principal reasons for the increase was the acquisition of The Rotunda during July of Fiscal 2005, and The Pierre during July of Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $12.1 million for Fiscal 2006 compared to $9.7 million for Fiscal 2005. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2006, we had cash and marketable securities totaling $9.6 million compared to $5.7 million at October 31, 2005.

We are planning the rebuilding of the Damascus Shopping Center, in Damascus, MD, and an expansion and redevelopment of The Rotunda in Baltimore, MD. The total capital required for these projects, if all relevant governmental approvals are received, is estimated at $19 million, and $125 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment. We expect these development projects to add to revenues, income, cash flow, and shareholder value.

As at October 31, 2006, FREIT’s aggregate outstanding mortgage debt was $180.7 million. This debt bears a fixed weighted average interest rate of 6.066%. The fixed rate mortgages, which have an average life of approximately 5.8 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ Millions
2007	$15.7
2008	$28.4
2010	$12.3
2013	$8.0
2014	$26.1
2016	$24.7
2019	$28.3

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2006 and 2005:

(In Millions)	October 31, 2006	October 31, 2005

Fair Value	$184.4	$171.9
Carrying Value	$180.7	$166.9

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $4.5 million, and a 1% decrease would increase the fair value by $5.4 million.

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

As of October 31, 2006 $1.5 million has been drawn against this line, and the credit line has been utilized for the issuance of a $2 million letter of credit for the benefit of the Township of Rockaway in connection with our construction of 129 garden apartment units. As of January 11, 2007 cash draws agains the line have been repaid and there are no draws outstanding.

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

FASB 133 requires us to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect our income statement. Changes in the fair value of these swap contracts will be reported in other comprehensive income and appear in the equity section of our balance sheet. This gain or loss represents the economic consequence of liquidating our fixed rate swap contracts and replacing them with like-duration funding at current market rates, something we would likely never do.

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,139,000 at October 31, 2006). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2006, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of about $87,000. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2006, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total capital commitments represent obligations under its mortgage loans as follows:

CAPITAL COMMITMENTS
(IN THOUSANDS OF DOLLARS)
		Within	2 - 3	4 - 5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt *
Annual Amortization	$27,952	$2,458	$4,630	$5,242	$15,622
Balloon Payments	159,058	15,671	29,893	12,284	101,210
Total Capital Commitments	$187,010	$18,129	$34,523	$17,526	$116,832

* Reflects conversion of $14,369,000 construction loan at Boulders to $20,700,000 permanent loan on January 10, 2007.

Funds From Operations (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")	Year Ended
	October 31,
	2006	2005	2004
	(In thousands, except per share values)
		Restated - See Note 2
Net income	$5,158	$4,494	$15,071
Depreciation	4,739	4,265	3,677
Amortization of deferred mortgage costs	246	196	177
Deferred rents (Straight lining)	(342)	(329)	(335)
Amortization of acquired leases	(490)
Capital Improvements - Apartments	(368)	(626)	(417)
Discontinued operations			(13,278)
Minority interests:
Equity in earnings of subsidiaries	407	426	3,875
Distributions to minority interests	(780)	(728)	(2,108)

FFO	$8,570	$7,698	$6,662

Per Share - Basic	$1.30	$1.20	$1.04
Per Share - Diluted	$1.26	$1.14	$1.00

Weighted Average Shares Outstanding:
Basic	6,574	6,440	6,378
Diluted	6,816	6,774	6,658

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

Distributions to Shareholders

Since its inception in 1961, FREIT has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex operational requirements including that we must distribute to our shareholders at least 90% of our REIT taxable income. We anticipate making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, we generally intend to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends. Since it is FREIT’s policy to pass on at least 90% of its taxable income to shareholders, FREIT’s taxable income is untaxed at the trust level. As a result, FREIT’s dividends will be taxed as ordinary income.

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year’s net income and taxable income. The Board has decided to fix the dividend for the first three quarters of fiscal 2007 at $.30 per share. The following tables list the quarterly dividends paid or declared for the three most recent fiscal years and the percent the dividends were of taxable income. Per share amounts have been adjusted to reflect the one-for-one share dividend paid in March 2004

	Fiscal Year ended October 31,
	2006	2005	2004
First Quarter	$0.25	$0.25	$0.20
Second Quarter	$0.25	$0.25	$0.20
Third Quarter	$0.25	$0.25	$0.20
Fourth Quarter	$0.50	$0.45	$0.50
Total For Year	$1.25	$1.20	$1.10

		($000)		Dividends
Fiscal Year	Per Share	Total Dividends	Taxable Income	as a % of Taxable Income
2006	$1.25	$8,313	$5,250	158.3%
2005	$1.20	$7,740	$4,778	162.0%
2004	$1.10	$7,064	$5,337	132.4%

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” and “Commercial and Residential Segment” above.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Annual Report. See "Index to Consolidated Financial Statements" on page 35 of this Annual Report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 13, 2006, FREIT changed its independent registered public accounting firm from J.H. Cohn, LLP to Eisner, LLP, as reported in FREIT’s Form 8-K dated September 13, 2006. The decision to change the Company’s independent registered public accounting firm was made by the Audit Committee of the Company’s board of directors and approved by the Company’s board of directors. In connection with the audits of the Company’s financial statements for each of the two fiscal years ending October 31, 2005 and October 31, 2004, and in the subsequent interim period from November 1, 2005 through and including September 8, 2006, there were no disagreements between the Company and its auditors, J.H. Cohn, on any matters of accounting principles or practices, consolidated financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of J.H. Cohn, would have caused J.H. Cohn to make reference to the matter in their reports on the financial statements for such years.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2006.

Management’s assessment of the effectiveness of FREIT’s internal control over financial reporting as of October 31, 2006, has been audited by Eisner LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

Item 9B     OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FREIT maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FREIT as of October 31, 2006 and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for the year then ended, and our report dated January 10, 2007 expressed an unqualified opinion thereron.

/s/ Eisner LLP
New York, NY

January 10, 2007

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

The information concerning FREIT's trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the SecuritiesExchange Act" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2007.

The executive officers of FREIT as of January 30, 2007 are listed below. Brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information, which follows the table.

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

The executive officers of FREIT are as follows:

Name	Age	Position

Robert S. Hekemian	75	Chairman of the Board and Chief Executive Officer

Donald W. Barney	66	President, Treasurer and Chief Financial Officer

John A. Aiello, Esq.	57	Secretary and Executive Secretary

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

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2007.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K to be included as part of this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of October 31, 2006, were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	242,500	$7.50	166,000
Equity Compensation Plans not approved by security holders	0	0	0
Total	242,500	$7.50	166,000

(1) FREIT's equity incentive plan provides for the issuance of awards to officers, trustees, employees and consultants in the form of nonqualified options to acquire shares of beneficial interest, restricted shares and other share based awards.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2007.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is incorporated by reference to the information contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2007 under the captions “Audit Fees,” “AUDIT Related Fees,” “ Tax Fees” and “All Other Fees.”

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements:	Page

(i) Reports of Independent Registered Public Accounting Firms of Eisner LLP and J.H. Cohn LLP.	37/38

(ii) Consolidated Balance Sheets as of October 31, 2006 and 2005	39

(iii) Consolidated Statements of Income, Comprehensive Income, and Undistributed Earnings for the years ended October 31, 2006, 2005 and 2004	40

(iv) Consolidated Statements of Cash Flows for the years ended October 31, 2006, 2005 and 2004	41

(v) Notes to Consolidated Financial Statements	42

(b) Exhibits:

See Index to Exhibits.	60

(c) Financial Statement Schedule:

(i) XI - Real Estate and Accumulated Depreciation.	57/58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 31, 2007	By: /s/ Robert S. Hekemian
Robert S. Hekemian, Chairman of the Board and Chief Executive Officer

By: /s/ Donald W. Barney
President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheet of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2006 and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for the year then ended. Our audit also included the Financial Statement Schedule XI listed in the index at item 15(c). These financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FREIT as of October 31, 2006 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FREIT’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO) and our report dated January 10, 2007 expressed an unqualified opion thereon.

/s/ Eisner LLP

New York, NY

January 10, 2007

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheet of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2005 and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for each of the two years in the period ended October 31, 2005. These financial statements are the responsibility of FREIT's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FREIT as of October 31, 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, FREIT has restated its consolidated financial statements as of October 31, 2005 and for each of the years in the two year period ended October 31, 2005.

Our audits referred to above included the information in Schedule XI, which presents fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/ J.H. Cohn LLP
Roseland, New Jersey

January 10, 2006, except for Note 2, as to which the date is January 30, 2007

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2006 AND 2005

	2006	2005
	(In Thousands of Dollars)
ASSETS
		(Restated - See Note 2)
Real estate, at cost, net of accumulated depreciation	$204,313	$188,416
Construction in progress	2,995	4,770
Cash and cash equivalents	9,616	5,672
Tenants' security accounts	2,161	1,908
Sundry receivables	3,320	4,460
Secured loans receivable	3,109	1,658
Prepaid expenses and other assets	4,201	4,198
Acquired over market leases and in-place lease costs	1,395
Deferred charges, net	3,589	3,820
Interest rate swap contract	87	96
Totals	$234,786	$214,998
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and notes payable	$180,679	$166,874
Accounts payable and accrued expenses	6,097	5,253
Dividends payable	3,375	2,916
Tenants' security deposits	2,823	2,487
Below market value leases and deferred revenue	3,945	1,309
Total liabilities	196,919	178,839
Minority interest	12,895	10,044

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,750,652 and 6,481,152 shares issued and outstanding	23,150	21,129
Undistributed earnings	1,735	4,890
Accumulated other comprehensive income	87	96
Total shareholders' equity	24,972	26,115

Totals	$234,786	$214,998

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
UNDISTRIBUTED EARNINGS
YEARS ENDED OCTOBER 31 2006, 2005 AND 2004

INCOME	2006	2005	2004
	(In Thousands Of Dollars, Except Per Share Amounts)
Revenue:		(Restated - See Note 2)
Rental income	$33,276	$29,398	$25,937
Reimbursements	4,786	4,168	4,229
Sundry income	243	101	190
Totals	38,305	33,667	30,356

Expenses:
Operating expenses	10,021	8,200	6,441
Management fees	1,708	1,524	1,299
Real estate taxes	5,377	4,948	4,408
Depreciation	4,739	4,265	3,677
Minority interest	407	426	555
Totals	22,252	19,363	16,380

Operating income	16,053	14,304	13,976

Investment income	232	229	183
Interest expense including amortization of deferred financing costs	(11,127)	(10,039)	(9,046)
Income from continuing operations	5,158	4,494	5,113

Discontinued operations:
Income from discontinued operations			597
Gain on disposal			12,681
Minority interest in discontinued operations			(3,320)
Income from discontinued operations	-	-	9,958
Net income	$5,158	$4,494	$15,071

Basic earnings per share:
Continuing operations	$0.78	$0.70	$0.80
Discontinued operations	-	-	1.56
Net income	$0.78	$0.70	$2.36

Diluted earnings per share:
Continuing operations	$0.76	$0.66	$0.77
Discontinued operations	-	-	1.50
Net income	$0.76	$0.66	$2.27

Weighted average shares outstanding:
Basic	6,574	6,440	6,378
Diluted	6,816	6,774	6,658

COMPREHENSIVE INCOME
Net Income	$5,158	$4,494	$15,071
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contract	(9)	256	41
Comprehensive income	$5,149	$4,750	$15,112

UNDISTRIBUTED EARNINGS
Balance, beginning of year	$4,890	$8,136	$129
Net income	5,158	4,494	15,071
Less dividends declared	(8,313)	(7,740)	(7,064)
Balance, end of year	$1,735	$4,890	$8,136
Dividends declared per share	$1.25	$1.20	$1.10

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004

	2006	2005		2004
	(In Thousands of Dollars)
Operating activities:		Restated - See Note 2
Net income	$5,158	$4,494		$15,071
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation	4,739	4,265		3,928
Amortization	757	413		405
Net amortization of acquired leases and cost of in-place leases	(490)
Deferred revenue	66	27		6
Minority interest	407	426		3,875
Gain on disposal of discontinued operations				(12,681	) (a)
Changes in operating assets and liabilities:
Tenants' security accounts	(253)	(131)		(445)
Sundry receivables, prepaid expenses and other assets	1,137	(3,293)		(725)
Accounts payable, accrued expenses and other liabilities	234	3,220		1,464
Tenants' security deposits	336	277		406
Net cash provided by operating activities	12,091	9,698		11,304
Investing activities:
Capital expenditures - existing properties	(2,351)	(2,047)		(2,096)
Construction and pre development costs	(14,463)	(4,157)		(313)
Additions to leasing costs	(298)
Proceeds from disposal of discontinued operations				16,235	(a)
Acquisition of real estate		(8,390	) (b)	(16,003	) (c)
Sale of minority interest in subsidiary	3,224
Secured loans to minority interest	(1,451)	(1,658)
Net cash used in investing activities	(15,339)	(16,252)		(2,177)
Financing activities:
Repayment of mortgages	(1,989)	(3,945)		(1,776)
Construction and other loan proceeds	15,794	75		4,542
Proceeds from exercise of stock options	2,021	435		840
Dividends paid	(7,854)	(8,036)		(6,219)
Distribution to minority interest	(780)	(728)		(2,108)
Contributions by minority interest		5,582

Net cash (used in) provided by financing activities	7,192	(6,617)		(4,721)
Net increase (decrease) in cash and cash equivalents	3,944	(13,171)		4,406
Cash and cash equivalents, beginning of year	5,672	18,843		14,437
Cash and cash equivalents, end of year	$9,616	$5,672		$18,843
Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest of $581,000 in fiscal 2006	$11,462	$9,844		$9,070
Income taxes paid	$19	$36		$59
Supplemental schedule of non cash investing and financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$2,445
Dividends declared but not paid	$3,375	$2,916		$3,212

(a) In June 2004, S And A Commercial Associated LP (“S And A”), a then 75% owned subsidiary of FREIT, sold the Olney Town Center in Olney, MD for $28,125,000 that it acquired in April 2000 for approximately $15,500,000. Net proceeds of approximately $16,235,000 were received after repayment of the first mortgage on the property of approximately $11,000,000. For financial statement purposes FREIT recognized a gain of approximately $12,681,000.

(b) In July 2005, Grande Rotunda, LLC, a 60% owned affiliate of FREIT, completed the acquisition of The Rotunda, a 217,000 sq. ft. office and retail building in Baltimore, MD. The acquisition cost of approximately $30,890,000 was paid in part with the proceeds of a $22,500,000 acquisition loan.

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

Principles of consolidation:
In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” (“FIN 46R”). FIN 46R requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004.

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne Preakness, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in its consolidated financial statements beginning with the fiscal year ended October 31, 2004.

Accordingly, the consolidated financial statements include the accounts of FREIT and its following subsidiaries:

Subsidiary	Owning Entity	% Ownership	Year Acquired
S And A Commercial Associates Limited Partnership ("S and A")	FREIT	65%	2000
Westwood Hills, LLC	FREIT	40%	1994
Damascus Centre, LLC ("Damascus")	FREIT	70%	2003
Wayne Preakness, LLC	FREIT	40%	2002
Pierre Towers, LLC	Sand A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows with the interests not owned by FREIT reflected as "minority interest”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents:
Financial instruments that potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 2006 and 2005, such cash and cash equivalent balances exceeded Federally insured limits by approximately $6,388,000 and $4,602,000 respectively. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

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

Deferred charges:
Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $246,000, $196,000 and $196,000 in 2006, 2005 and 2004, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

Interest rate swap contract:
FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. Effective November 1, 2002, FREIT adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities and amended by Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. As required by SFAS 133, FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows on the assets or liabilities hedged.

Advertising:
FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $115,000, $151,000 and $188,000 in 2006, 2005 and 2004, respectively.

Earnings per share:
FREIT has presented "basic" and "diluted" earnings per share in the accompanying consolidated statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

Stock-based compensation:
At October 31, 2006, FREIT has a stock-based employee compensation plan that was approved on September 10, 1998 by the Board of Trustees, which is described more fully in Note 10. Prior to November 1, 2005, FREIT accounted for this plan under the recognition and measurement provisions of APB opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”). In December 2004, the FASB issued FASB Statement No. 123 (R) “Share Based Payment” (“SFAS 123 (R)”) which superseded APB 25 and replaced SFAS 123. SFAS 123 (R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement as compensation expense, based on their fair values, over the employee’s service period, which will normally be the vesting period of the option. Effective November 1, 2005, FREIT adopted the fair value recognition provisions of SFAS 123 (R), using the modified-prospective-transition method. Under that transition method, compensation cost includes a cost for all share-based payments granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).

As all outstanding stock options were vested prior to November 1, 2005 and no stock options were granted during fiscal 2006, the adoption of Statement 123 (R) has no effect on FREIT’s results of operations for the year ended October 31, 2006.

In accordance with the provisions of APB 25, prior to November 1, 2005, FREIT recognized compensation cost as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying shares at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the shares (the “intrinsic value method”). However, FREIT did not recognize compensation cost as a result of any grants to employees at an exercise price that was equal to or greater than fair value. FREIT made proforma disclosures, as required by FASB Statement No. 123 and SFAS 148, of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differed materially from the historical amounts.

All issuances of shares of beneficial interest, options or other equity instruments to nonemployees as the consideration for goods or services received by FREIT are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued are estimated based on option pricing models and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to EITF Issue 96-18 (generally, the earlier of the date the other party becomes committed to provide the goods or services or the date performance by the other party is complete) and capitalized or expensed as if FREIT had paid cash for the goods or services.

Recent accounting pronouncements:

In June 2006, The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning November 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.

Reclassifications:
Certain accounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the current presentation.

Note 2 - Restatement:

Effective with the prior year consolidation of FREIT’s 40% owned subsidiary, Westwood Hills, LLC (“LLC”) (see Note 1), FREIT on its consolidated balance sheet reflected as minority interest the minority members’ share of LLC’s capital deficit. Such deficit resulted from distributions to the minority members, including proceeds received on refinancing the mortgage on the residential building owned by LLC. Inasmuch as the minority members are under no legal obligation to restore their share of the capital deficit, such deficit under accounting principles generally accepted in the United States of America (“US GAAP”), should have been accounted for as a reduction of undistributed earnings. Accordingly, FREIT’s 2005 and 2004 financial statements have been restated by reducing undistributed earnings as of October 31, 2003 as previously reported by $2,358,000, representing the minority members’ capital deficit at such date. In addition, net income for the year ended October 31, 2005 has been increased by $38,000 ($.01 per share) and net income for the year ended October 31, 2004 has been decreased by $139,000 ($.02 per share) from amounts previously reported to reflect minority interest expense attributable to LLC equivalent to cash distributions made to minority members during such years. The effect of such adjustments on the accompanying consolidated balance sheet at October 31, 2005 was to decrease undistributed earnings and increase minority interest by $2,458,000 from amounts previously reported. See table below:

	Year Ended October 31,
	2005	2004
	(In thousands of dollars)
Net income previously reported	$4,456	$15,210

Deduction (increase) in expense representing
minority share of earnings of subsidiaries	38	(139)

Restated net income	$4,494	$15,071

Undistributed earnings, beginning of year
as previously reported	$10,633	$2,487
Adjustment to prior Fiscal year's ending
undistributed earnings	(2,497)	(2,358)

Restated net income	4,494	15,071

Dividends	(7,740)	(7,064)

Restated undistributed earnings end of year	$4,890	$8,136

Note 3 - Acquisitions and Discontinued Operations:

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

The acquisition cost was approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million, and the balance in cash. The acquisition mortgage loan bears interest at 150 basis points over LIBOR and has an initial term of three (3) years, which makes the loan repayment date July 19, 2008. FREIT contributed 60% of the cash required, with the balance contributed by its joint venture partner, Rotunda 100, LLC, whose equity investors are principally employees of Hekemian & Co., Inc. (“Hekemian”). Hekemian is the managing agent for FREIT’s other properties. In order to incentivize the employees of Hekemian to identify and provide real estate investment opportunities for FREIT, FREIT agreed to advance, only to the employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them to Rotunda 100, LLC, for this transaction. FREIT has advanced $1.7 million to the Hekemian employees (certain of whom are members of the family of FREIT’s Chairman of the Board), and these loans bear a floating rate of interest payable quarterly and are secured by the Hekemian employees’ membership equity interest in Rotunda 100, LLC.

The acquisition price of The Rotunda had been preliminary allocated as follows: $14.6 million (47.2%) to the building and $16.3 million (52.8%) to the land. The purchase price allocation was based on an independent appraisal of the fair value of the property components at the acquisition date, with minimal value having been assigned to the leases pending additional data.

It is FREIT’s policy that initial valuations are finalized, in accordance with the guidelines outlined in SFAS No. 141 no later than six months from the acquisition date. Accordingly, as of January 31, 2006, based on the above independent appraisal and FREIT’s evaluation of the acquired in-place leases, the purchase price was re-allocated as follows: approximately $15.8 million allocated to the building, $16.6 million to the land, $0.9 million to leases in place, $0.9 million to leases at above market rents, and approximately $3.3 million to leases at below market rents which was recorded as a liability.

The capitalized above-market lease values, classified as other assets, are being amortized as a reduction of base rental revenue over the remaining term of the leases, and the capitalized below-market lease values are being amortized as an increase to base rental revenue over the remaining terms of the leases, including renewal options. The value ascribed to leases in place, also classified as other assets, are being amortized over the weighted average remaining lease terms as calculated above. This reallocation did not have a material affect on FREIT’s net income for the year ended October 31, 2006.

On June 22, 2004, S And A closed on its contract for the sale of the Olney Town Center (“OTC”) in Olney, Maryland. The sale price for the property was $28.2 million. The property was acquired in April 2000 for approximately $15.5 million. The net proceeds received approximated $16.2 million after repayment of the first mortgage on the property of approximately $11 million. The operations of OTC are classified as discontinued operations. For financial statement purposes, S And A recognized a gain of approximately $12.7 million from the sale.

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

The net proceeds from the OTC sale after the repayment of the first mortgage, repaid FREIT and the 25% minority owners for their advances made to acquire The Pierre.

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

The following unaudited pro forma information shows the results of operations for fiscal years ended October 31, 2005 and 2004 for FREIT and Subsidiaries as though The Pierre and The Rotunda had been acquired at the beginning of fiscal 2005 and 2004:

	Year Ended October 31,
	2005	2004
	(In thousands of Dollars,
	Except for Per Share Amounts) Restated - See Note 2
Revenues	$36,398	$36,877
Net expenses	(31,859)	(31,835)
Minority Interest	(274)	(394)
Income before discontinued operations	4,265	4,648
Discontinued Operations		9,958
Net Income	$4,265	$14,606

Basic Earnings Per Share:
Continuing operations	$0.66	$0.73
Discontinued operations	-	1.56
Net Income	$0.66	$2.29

Diluted earnings per share:
Continuing operations	$0.63	$0.70
Discontinued operations	-	1.50
Net Income	$0.63	$2.20

The unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage placed on the property at acquisition date and reduced net investment income related to assets utilized to make the acquisitions, and obligations incurred to complete the transactions.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisitions been made at the beginning of fiscal 2004 or of future results of operations of FREIT's combined properties.

Note 4 - Real estate and equipment:
Real estate and equipment consists of the following:

	Range of	2006	2005
	Estimated Useful Lives	(In Thousands of Dollars)

Land		$68,849	$66,215
Unimproved land		728	748
Apartment buildings	7-40 years	77,470	62,187
Commercial buildings/shopping centers	15-50 years	92,644	91,023
Equipment	3-15 years	2,465	1,338
Construction and development costs		2,995	4,770
		245,151	226,281
Less accumulated depreciation		37,843	33,095

Totals		$207,308	$193,186

Note 5 - Mortgages and notes payable:
Mortgages and notes payable consist of the following:

	2006	2005
	(In Thousands of Dollars)

Northern Life Insurance Cos. - Frederick, MD (A)	$15,968	$16,457
National Realty Funding L.C - Westwood, NJ (B)	9,416	9,593
Charter Mac - Spring Lake, NJ (C)	3,298	3,362
Bank Of America - Patchogue, NY (D)	6,139	6,331
Charter Mac - Wayne, NJ (E):
First mortgage	9,827	10,015
Second mortgage	3,349	3,433
Charter Mac - River Edge, NJ (F):
First mortgage	4,796	4,887
Second mortgage	1,871	1,915
Charter Mac - Maywood, NJ (G):
First mortgage	3,480	3,546
Second mortgage	1,328	1,358
Charter Mac - Westwood, NJ (H)
First mortgage	13,838	14,102
Second mortgage	3,107	3,175
MetLife - Wayne, NJ (I)	31,768	32,000
State Farm Life Insurance Co. - Hackensack, NJ (J)	34,125	34,125
Total fixed rate mortgage loans	142,310	144,299
Bank Of America - Baltimore, MD (K)	22,500	22,500
State Farm Bank, F.S.B. - Rockaway, NJ (L)
Construction Loan	14,369	75
The Provident Bank (M)
Line of Credit	1,500
Total mortgages and notes payable	$180,679	$166,874

(A)
Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $19,692,000.

(B)
Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $10,940,000.

(C)
Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $543,000.

(D)
Payable in monthly installments of $17,500 plus interest at the thirty day LIBOR rate plus 200 basis points through January 2008 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $8,942,000.

(E)
The first mortgage is payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $20,878 including interest at 4.92% through July 2010 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,429,000.

(F)
The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,290,000.

(G)
The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $798,000.

(H)
The first mortgage is payable in monthly installments of $99,946 including interest at 6.693% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $21,954 including interest at 6.18% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Westwood, New Jersey having a net book value of approximately $12,533,000.

(I)
Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $31,723,000.

(J)
Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $45,173,000.

(K)
Payable in monthly installments of interest only at the rate of 150 basis points over LIBOR, in effect from time-to-time. The loan is due on July 19, 2008, but may be extended, under certain circumstances, for an additional one year. The loan is secured by a mixed-use property in Baltimore, MD having a net book value of approximately $32,890,000.

(L)
This construction loan bears interest on the outstanding principal balance, which is payable monthly at the rate of 140 basis points over LIBOR in effect from time-to-time. Funding under the construction loan is based on draw requests for work in progress and can total up to $20,700,000. When construction is completed, the construction loan will convert to a permanent mortgage loan for $20,700,000. This permanent loan will bear a fixed interest rate of 5.37%, and will require fixed monthly payments of $115,850. The unpaid principal of the loan will be due in September 2021. The loan is currently secured by land and construction in progress in Rockaway, NJ having a net book value of approximately of $20,886,000.

(M)
On February 4, 2005, FREIT replaced its expired $14 million line of credit with an $18 million line of credit. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. In the aggregate, these properties have a net book value of approximately $9,497,000. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. In connection with its construction activities FREIT has drawn down $1.5 million and has utilized the credit line for the issuance of a $2 million Letter of Credit.

The fair value of FREIT's long-term debt, which approximates $185 million and $172 million at October 31, 2006 and 2005, respectively, is estimated based on the current rates offered to FREIT for debt of the similar remaining maturities.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2006 are as follows:

Year Ending October 31,	Amount *

2007	$18,129
2008	32,060
2009	2,463
2010	14,820
2011	2,707

* Reflects conversion of $14,369,000 construction loan at Boulders to $20,700,000 permanent loan on January 10, 2007.

Note 6 - Interest rate swap contract:

During November 2002, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on its variable rate mortgage secured by its Patchogue, NY property. At October 31, 2006, the derivative financial instrument has a notional amount of approximately $6,139,000 and a current maturity date of January 1, 2008. The contract effectively converted the variable rate to a fixed rate of 5.95%. In accordance with SFAS 133, FREIT marks to market its fixed pay interest rate swaps, taking in to account present interest rates compared to the contracted fixed rate over the life of the contract. For fiscal years ended October 31, 2006 and 2005, FREIT recorded an asset of $87,000 and $96,000 respectively. FREIT included a loss of $9,000 in comprehensive income for fiscal 2006, and a gain of $256,000 in comprehensive income for fiscal 2005.

Note 7 - Commitments and contingencies:
Leases:

Commercial tenants:
FREIT leases commercial space having a net book value of approximately $123.6 million at October 31, 2006 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2006 is as follows:

Year Ending October 31,	Amount

2007	$13,714
2008	12,011
2009	10,445
2010	9,049
2011	8,022
Thereafter	43,408

Total	$96,649

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2006 were not material.

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

Construction activities:
In connection with its construction and development activities in Rockaway, NJ, FREIT has issued a $2 million Letter of Credit to guaranty the completion of on-site and off-site improvements that are substantially completed. FREIT has also issued a bond of approximately $1 million to guaranty completion of off-site improvements when construction and renovation starts at its Damascus, MD shopping center site.

Note 8 - Management agreement, fees and transactions with related party:
Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,577,000, $1,524,000 and $1,372,000 in 2006, 2005 and 2004, respectively, inclusive of $73,000 in 2004 included in discontinued operations in the accompanying consolidated statements of income. The agreement expires on October 31, 2007, and is automatically renewed for periods of two years unless either party gives notice of non-renewal. In addition, Hekemian charged FREIT development and acquisition fees and commissions in connection with the development and construction of The Boulders, Rockaway, NJ, during fiscal 2006, the acquisition of The Rotunda during fiscal 2005, and the acquisition of The Pierre and sale of the Olney Center during fiscal 2004, and various mortgage refinancing and lease acquisition fees. Such fees and commissions amounted to approximately $721,000, $961,000 and $2,110,000 in 2006, 2005 and 2004, respectively, of which $1,150,000 and $868,000 were unpaid at October 31, 2006 and 2005, respectively.

During fiscal 2005, FREIT’s Board of Trustees, to incentivize employees of Hekemian, authorized an investor group, comprised principally of Hekemian employees, to acquire a 30% equity interest in Damascus Centre, LLC that owns the Damascus Shopping Center in Damascus, Maryland. The sale price, based on the fair market value of the shopping center, reduced FREIT’s equity interest to 70%. FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity purchase price required by them. These advances will be in the form of secured loans that will bear interest that will float at 255 basis points over LIBOR, in effect from time-to-time. The sale was completed on October 31, 2006, at a sales price of $3,224,000, of which FREIT financed approximately $1,451,000. The sale price was equivalent to the book value of the interest sold.

Note 9- Dividends and earnings per share:
FREIT declared dividends of $8,313,000 ($1.25 per share), $7,740,000 ($1.20 per share) and $7,064,000 ($1.10 per share) to shareholders of record during 2006, 2005 and 2004, respectively.

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

In computing diluted earnings per share for each of the three years in the period ended October 31, 2006, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

	2006	2005	2004
Basic weighted average shares outstanding	6,573,752	6,439,952	6,378,352

Shares arising from assumed exercise of stock options	242,722	334,145	279,392

Dilutive weighted average shares outstanding	6,816,474	6,774,097	6,657,744

Basic and diluted earnings per share, are based on the weighted average number of shares outstanding during each period retroactively adjusted for stock splits.

Note 10- Equity incentive plan:
On September 10, 1998, the Board of Trustees approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest (adjusted for stock splits) may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 920,000 shares in FREIT's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The Board of Trustees will determine the actual terms of each award.

Upon ratification of the Plan on April 7, 1999, FREIT issued 754,000 stock options (adjusted for stock splits), which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share.

In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 or SFAS 148 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 4.27%, expected option lives of ten years, expected volatility of 1.65% and expected dividends of 8.59%, FREIT's pro forma 2005 and 2004 net income and pro forma net income per share arising from such computation would not have differed materially from the corresponding historical amounts.

The following table summarizes stock option activities (adjusted for the stock split):

	Years Ended October 31,

	2006		2005		2004
	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price

Balance beginning of period	512,000	$7.50	570,000	$7.50	682,000	$7.50

Grants during period	-		-		-

Options exercised	(269,500)	$7.50	(58,000)	$7.50	(112,000)	$7.50

Options cancelled	-		-		-

Balance at end of period	242,500	$7.50	512,000	$7.50	570,000	$7.50

The impact on FREIT's consolidated shareholders' equity for the options that were exercised during fiscal 2006, 2005 and 2004 was to increase the number of shares outstanding by the amount of options exercised and values of beneficial interest outstanding by $2,021,000, $435,000 and $840,000, respectively, for those fiscal years. The options outstanding at October 31, 2006 are exercisable and expire in September 2008.

The total intrinsic value of options exercised during fiscal 2006 was $4,868,000 and the aggregate intrinsic value of options outstanding at October 31, 2006 was $3,900,000.

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

Note 12- Deferred fee plan:
During fiscal 2001, the Board of Trustees adopted a deferred fee plan (the "Plan") for its officers and trustees. Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. FREIT has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2006, 2005 and 2004, approximately $1,478,000, $1,066,000 and $738,000, respectively, of fees have been deferred together with accrued interest of approximately $335,000, $202,000 and $109,000, respectively. The deferred amounts for fiscal 2006 and 2005 are included in accrued expenses in the accompanying consolidated balance sheets.

Note 13- Segment information:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants and are managed separately because each requires different operating strategies and management expertise. The commercial and residential segments contained the following number of properties during the three fiscal years ended October 31, 2006:

	October 31,
	2006	2005	2004
Commercial segment	9	9 (a)	8

Residential segment	10 (b)	9	9

(a) Rotunda, acquired July 2005.
(b) Rockaway property, under construction since fiscal 2005, started coming on line during June 2006.

The accounting policies of the segments are the same as those described in Note 1.

The chief operating decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT's Board of Trustees.

FREIT assesses and measures segment operating results based on net operating income ("NOI"). NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, financing costs and amortization of acquired lease values. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2006. Asset information is not reported since FREIT does not use this measure to assess performance.

	2006	2005	2004
	(In Thousands of Dollars)
Real estate rental revenue:		Restated - See Note 2
Commercial	$21,094	$17,842	$17,021
Residential	16,379	15,496	12,998
Totals	37,473	33,338	30,019

Real estate operating expenses:
Commercial	8,464	6,615	5,663
Residential	7,430	7,056	5,794
Totals	15,894	13,671	11,457

Net operating income:
Commercial	12,630	11,227	11,358
Residential	8,949	8,440	7,204
Totals	$21,579	$19,667	$18,562

Recurring capital improvements- residential	$368	$626	$417

Reconciliation to consolidated net income:
Segment NOI	$21,579	$19,667	$18,562
Deferred rents - straight lining	342	329	335
Amortization of acquired leases	490
Net investment income	232	229	183
Minority interest in earnings of subsidiaries	(407)	(426)	(555)
General and administrative expenses *	(1,212)	(1,001)	(689)
Depreciation	(4,739)	(4,265)	(3,677)
Financing costs	(11,127)	(10,039)	(9,046)
Income from continuing operations	5,158	4,494	5,113

Discontinued operations			9,958

Net income	$5,158	$4,494	$15,071

* 2006 and 2005 includes expenses related to Sarbanes-Oxley Act Compliance.

Note 14- Quarterly data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2006 and 2005 giving effect to the restatement described in Note 2 (in thousands, except per share data):

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2006:
Revenue	$9,582	$9,300	$9,715	$9,940
Expenses	8,294	8,265	8,086	8,734
Net income	$1,288	$1,035	$1,629	$1,206

Earnings per share:
Basic	$0.20	$0.16	$0.25	$0.18
Diluted	$0.19	$0.15	$0.24	$0.17

Dividends declared per share	$0.25	$0.25	$0.25	$0.50

2005 (Restated):
Revenue	$8,392	$7,919	$8,382	$9,203
Expenses	6,825	7,070	7,148	8,359
Net income	$1,567	$849	$1,234	$844

Earnings per share:
Basic	$0.24	$0.13	$0.19	$0.13
Diluted	$0.24	$0.12	$0.18	$0.12

Dividends declared per share	$0.25	$0.25	$0.25	$0.45

Note: Due to rounding, total of quarterly per share amounts may not agree to amounts reported for the full fiscal year.

Note 15- Discontinued operations:
On July 15, 2004 FREIT sold the Olney Town Center in Olney, MD for $28,125,000, and recognized a gain of approximately $12,681,000 ($9,361,000 after the minority interest’s share).

Summarized operating results included in discontinued operations in the accompanying consolidated statements of income for the year ended October 31, 2004:

($000)
Revenues	$1,510
Expenses	913

Net income	$597

* * *

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
October 31, 2006
(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period
Description	Encum- brances	Land	Buildings and Improvements	Land	Improve- ments	Carrying Costs	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which De- preciation is Computed
Residential Properties:
Grandview Apts., Hasbrouck Heights, NJ		$22	$180	$-	$295		$22	$475	$497	$372	1925	1964	7-40 years
Lakewood Apts., Lakewood, NJ		11	396	-	288		11	684	695	594	1960	1962	7-40 years
Hammel Gardens, Maywood, NJ	$4,808	312	728		910		312	1,638	1,950	1,152	1949	1972	7-40 years
Palisades Manor, Palisades Park, NJ		12	81	-	106		12	187	199	155	1935/70	1962	7-40 years
Steuben Arms, River Edge, NJ	6,667	364	1,773	-	1,054		364	2,827	3,191	1,901	1966	1975	7-40 years
Heights Manor, Spring Lake Heights, NJ	3,298	109	974	-	720		109	1,694	1,803	1,260	1967	1971	7-40 years
Berdan Court, Wayne, NJ	13,176	250	2,206	-	2,795		250	5,001	5,251	3,822	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	16,945	3,849	11,546	-	1,523		3,849	13,069	16,918	4,385	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	34,125	8,390	37,486	4	1,901		8,394	39,387	47,781	2,608	1970	2004	7-40 years
Boulders - Rockaway, NJ (Under Construction)	14,369	5,019	-	-	15,992		5,019	15,992	21,011	125	2005-2006	1963/1964	7-40 years

Commercial Properties:
Damascus Shopping Center, Damascus. MD	-	2,950	6,987	-	635		2,950	7,622	10,572	574	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ		29		3,382	7,533		3,411	7,533	10,944	1,870	1963/75/97	1966	10-50 years
Glen RocK. NJ		12	36	-	204		12	240	252	99	1940	1962	10-31.5 years
Pathmark Super Center, Patchogue, NY	6,139	2.128	8,818	1	(21)		2,129	8,797	10,926	1,984	1997	1997	39 years
Westridge Square S/C, Frederick, MD	15,968	9,135	19,159	37	501		9,172	19,660	28,832	9,140	19S6	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	9,416	6,889	6,416	-	2,278		6,889	8,694	15,583	4,643	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	31,768	9,280	24,217	-	879		9,280	25,096	34,376	2,653	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	22,500	16,263	14,634	232	2,267		16,495	16,901	33,396	506	1920	2005	40 Years

Land Leased:
Rockaway, NJ		114		55	-		169		169			1963/1964

Vacant Land:
Franklin Lakes, NJ		224		(156)	-		68		68			1966/93
Wayne, NJ		286			-		286		286			2002
South Brunswick, NJ		80		371	-		451		451			1954

	$179,179	$65,728	$135,637	$3,926	$39,860	$-	$69,654	$175,497	$245,151	$37,843

(1)
Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C and The Rotunda, whose cost for Federal income tax purposes is approximately $36.6 million, $30.2 million and $32 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2006	2005	2004
Real estate:
Balance, Beginning of year	$226,281	$189,189	$157,219

Additions:
Buildings and improvements	17,424	37,094	47,759

Adjustments/Deletions - buildings & improvements	1,446	(2)	(15,789)

Balance, end of year	$245,151	$226,281	$189,189

Accumulated depreciation:
Balance, beginning of year	$33,095	$28,832	$26,503

Additions - Charged to operating expenses	4,739	4,265	3,928

Adjustments/Deletions	9	(2)	(1,599)

Balance, end of year	$37,843	$33,095	$28,832

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Robert S. Hekemian	Chairman of the Board and	January 31, 2007
Robert S. Hekemian	Chief Executive Officer and Trustee (Principal Executive Officer)

/s/Donald W. Barney	President, Treasurer,	January 31, 2007
Donald W. Barney	Chief Financial Officer and Trustee (Principal Financial / Accounting Officer)

/s/ Herbert C. Klein	Trustee	January 31, 2007
Herbert C. Klein

/s/ Ronald J. Artinian	Trustee	January 31, 2007
Ronald J. Artinian

/s/ Alan L. Aufzien	Trustee	January 31, 2007
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

21	Subsidiaries of FREIT

22	Consent of J.H. Cohn LLP

23	Consent of Eisner LLP

24	Power of Attorney (filed with signature pages).

31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) - Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer.

The following filings with the Securities and Exchange Commission are incorporated by reference:
Footnote
(a)	Exhibit No. 1 to FREIT’s Registration Statement on Form 8-A filed on November 6, 1998.
(b)	FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998.
(c)	FREIT’s Form 8-K filed on April 29, 2002.
(d)	Exhibit 10 to FREIT’s Form 10-Q filed on September 13, 2002.