Form 10-Q
period 2007-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2007-03-12
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ____________________

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
Yes ࿠ No ☒

As of March 12, 2007, the number of shares of beneficial interest outstanding was 6,750,652.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2007	2006
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$205,166	$204,313
Construction in progress	2,738	2,995
Cash and cash equivalents	8,728	9,616
Tenants' security accounts	2,206	2,161
Sundry receivables	3,498	3,320
Secured loans receivable	3,109	3,109
Prepaid expenses and other assets	3,988	4,201
Acquired over market leases and in-place lease costs	1,322	1,395
Deferred charges, net	3,276	3,589
Interest rate swap contract	80	87
Totals	$234,111	$234,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable	$184,910	$180,679
Accounts payable and accrued expenses	3,896	6,097
Dividends payable	2,025	3,375
Tenants' security deposits	2,848	2,823
Acquired below market value leases and deferred revenue	3,763	3,945
Total liabilities	197,442	196,919

Minority interest	12,883	12,895

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,750,652 shares issued
and outstanding	23,150	23,150
Undistributed earnings	556	1,735
Accumulated other comprehensive income	80	87
Total shareholders' equity	23,786	24,972
Totals	$234,111	$234,786

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
AND UNDISTRIBUTED EARNINGS
THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

	2007	2006
	(In Thousands of Dollars,
	Except Per Share Amounts)
Revenue:
Rental income	$8,824	$8,134
Reimbursements	1,284	1,341
Sundry income	106	59
Totals	10,214	9,534

Expenses:
Operating expenses	2,938	2,567
Management fees	440	416
Real estate taxes	1,440	1,369
Depreciation	1,306	1,130
Totals	6,124	5,482

Operating income	4,090	4,052

Investment income	87	48
Interest expense including amortization
of deferred financing costs	(3,043)	(2,735)
Minority interest	(138)	(77)
Distribution to certain minority interests	(150)	-
Net income	$846	$1,288

Earnings per share:
Basic	$0.13	$0.20
Diluted	0.12	0.19

Weighted average shares outstanding:
Basic	6,751	6,511
Diluted	6,919	6,685

COMPREHENSIVE INCOME
Net income	$846	$1,288
Other comprehensive income:
Unrealized gain on interest
rate swap contract	(7)	5
Comprehensive income	$839	$1,293

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$1,735	$4,890
Net income	846	1,288
Less dividends declared	(2,025)	(1,663)
Balance, end of period	$556	$4,515
Dividends per share	$0.30	$0.25

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

	2007	2006
	(In Thousands of Dollars)
Operating activities:
Net income	$846	$1,288
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,306	1,130
Amortization	139	116
Net amortization of acquired leases	(75)	-
Deferred revenue	(69)	(109)
Minority interest	288	77
Changes in operating assets and liabilities:
Tenants' security accounts	(45)	(22)
Sundry receivables, prepaid expenses and other assets	223	32
Accounts payable, accrued expenses and other liabilities	(81)	(404)
Tenants' security deposits	25	36
Net cash provided by operating activities	2,557	2,144
Investing activities:
Capital improvements - existing properties	(934)	(637)
Construction and pre development costs	(3,067)	(3,789)

Net cash used in investing activities	(4,001)	(4,426)
Financing activities:
Repayment of mortgages	(2,100)	(430)
Proceeds from mortgages	6,331	6,426
Proceeds from exercise of stock options	-	450
Dividends paid	(3,375)	(2,944)
Distribution to minority interest	(300)	-
Net cash provided by financing activities	556	3,502
Net increase (decrease) in cash and cash equivalents	(888)	1,220
Cash and cash equivalents, beginning of period	9,616	5,672
Cash and cash equivalents, end of period	$8,728	$6,892

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $21 in fiscal 2006.	$2,978	$2,691
Income taxes paid	$6	$3
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$325	$-
Dividends declared but not paid	$2,025	$1,635

See Notes to Condensed Consolidated Financial Statements.

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

The consolidated results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2006.

Reclassification:
Certain amounts in the 2006 financial statements have been reclassified to conform to the current presentation.

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

In computing diluted earnings per share for each of the three month periods ended January 31, 2007 and 2006, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Three Months Ended
	January 31,
	2007	2006
Basic weighted average shares outstanding	6,750,652	6,511,152

Shares arising from assumed exercise of stock options	168,205	173,556
Dilutive weighted average shares outstanding	6,918,857	6,684,708

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income.

Note 3 - Equity incentive plan:

On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

Upon ratification of the Plan on April 7,1999, FREIT issued 754,000 stock options (adjusted for stock splits) which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. At January 31, 2007, options for 242,500 shares remain outstanding and are exercisable through September 2008.

Index

Note 4 - Segment information:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains nine (9) separate properties and the residential segment contains ten (10) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K.

The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the three months ended January 31, 2007 and 2006. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2007	2006
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$5,463	$5,376
Residential	4,621	3,934
Totals	10,084	9,310

Real estate operating expenses:
Commercial	2,165	2,076
Residential	2,264	2,032
Totals	4,429	4,108

Net operating income:
Commercial	3,298	3,300
Residential	2,357	1,902
Totals	$5,655	$5,202

Recurring capital improvements-residential	$174	$339

Reconciliation to consolidated net income:
Segment NOI	$5,655	$5,202
Deferred rents - straight lining	55	85
Amortization of acquired leases	75	139
Net investment income	87	48
Minority interest in earnings of subsidiaries	(138)	(77)
Distribution to certain minority interests	(150)	-
General and administrative expenses	(389)	(244)
Depreciation	(1,306)	(1,130)
Financing costs	(3,043)	(2,735)
Net income	$846	$1,288

**

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

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

Index

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended October 31, 2006, have been applied consistently as at January 31, 2007 and October 31, 2006, and for the three months ended January 31, 2007 and 2006. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Index

Results of Operations:

Three Months Ended January 31, 2007 and 2006:

	Three Months Ended
	January 31,		Increase
	2007	2006	(decrease)
	(in thousands, except per share)
Commercial revenues:
Same properties (1)	$5,593	$5,600	$(7)
New properties	-	-	-
	5,593	5,600	(7)
Residential revenues:
Same properties (1)	4,124	3,934	190
New properties	497	-	497
	4,621	3,934	687
Total Real Estate Revenues	10,214	9,534	680

Operating expenses:
Real estate operations	4,429	4,108	321
General and administrative	389	244	145
Depreciation	1,306	1,130	176
Total operating expenses	6,124	5,482	642

Operating Income	4,090	4,052	38

Investment income	87	48	39

Financing costs	(3,043)	(2,735)	(308)
Minority interest in earnings of subsidiaries	(138)	(77)	(61)
Distribution to certain minority interests	(150)	-	(150)
Net Income	$846	$1,288	$(442)

Earnings per share:
Basic	$0.13	$0.20	($0.07)
Diluted	$0.12	$0.19	($0.07)
Weighted average shares outstanding:
Basic	6,751	6,511
Diluted	6,919	6,685

(1) Properties operated since the beginning of fiscal 2006.

Revenue for the three months ended January 31, 2007 (“Current Quarter”) increased 7.5% to $10,301,000 compared to $9,582,000 for the three months ended January 31, 2006 (“Prior Year’s Quarter”). The increase in revenues was principally attributable to FREIT’s Residential operations, primarily at The Boulders , which accounted for 5.2% of the increase.

Net income for the Current Quarter was $846,000 ($.12 diluted) compared to $1,288,000 ($.19 diluted) for the Prior Year’s Quarter. The following table details the major charges that impacted net income during the Current Quarter (as discussed further below):

Distribution to certain minority interests. (1)	$150,000

Auditing fees incurred in connection with our change of auditors.	170,000

Reduced earnings at our Damascus property as a result of the planned redevelopment.	90,000

Higher interest charges on our floating rate acquisition loan for The Rotunda.	75,000

Total Charges	$485,000
(1)	See Note 2 in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2006 for a discussion as to distributions to minority interests.

The consolidated results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Index

SEGMENT INFORMATION

The following table sets forth comparative NOI data for FREIT’s real estate segments and reconciles the NOI to consolidated net income:

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2007	2006	$	%	2007	2006	$	%	2007	2006
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,039	$3,981	$58	1.5%	$4,557	$3,889	$668	17.2%	$8,596	$7,870
Percentage rent	98	39	59	151.3%			-		98	39
Reimbursements	1,284	1,341	(57)	-4.3%			-		1,284	1,341
Other	42	15	27	180.0%	64	45	19	42.2%	106	60
Total Revenue	5,463	5,376	87	1.6%	4,621	3,934	687	17.5%	10,084	9,310

Operating expenses	2,165	2,076	89	4.3%	2,264	2,032	232	11.4%	4,429	4,108

Net operating income	$3,298	$3,300	$(2)	-0.1%	$2,357	$1,902	$455	23.9%	5,655	5,202
Average
Occupancy %	89.5%	90.8%		-1.3%	93.8%	94.9%		-1.1%

Reconciliation to consolidated net income:
Deferred rents - straight lining	55	85
Amortization of acquired leases	75	139
Net investment income	87	48
General and administrative expenses	(389)	(244)
Depreciation	(1,306)	(1,130)
Financing costs	(3,043)	(2,735)
Distributions to minority interest	(150)	-
Minority interest	(138)	(77)
Net income	$846	$1,288

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

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of nine (9) properties totaling approximately 1,100,000 sq. ft. of retail space and 138,000 sq. ft. of office space. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has leased land and receives rental income from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ

As indicated in the table above, revenue from our Commercial segment was at $5,463 for the Current Quarter, up slightly from the $5,376 reported for the Prior Year’s Quarter. NOI for the Current Quarter was at $3,298, about level with the Prior Year’s Quarter. Revenues and NOI were negatively affected by the anticipated temporary decline experienced in both revenue and NOI at our Damascus Center property of $98,000 and $90,000, respectively. Because of the planned renovation at Damascus, these temporary reductions were expected (see discussion below).

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

Index

Damascus Center, Damascus, MD: FREIT is planning a redevelopment of the Damascus Center. Building plans for Phase I are completed and have been submitted for governmental approvals. It is anticipated that Phase I construction will begin in 2007. Because of this redevelopment, current leases for certain tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

RESIDENTIAL SEGMENT

With the completion of the 129-unit apartment community at The Boulders, FREIT now operates ten (10) multi-family apartment communities totaling 1,115 apartment units. As indicated in the table above, revenue from our Residential segment for the Current Quarter increased 17.5% to $4,621,000 and NOI is also up 23.9% to $2,357,000. Fiscal 2007 will be the first full year of operation for The Boulders, FREIT’s 129-unit garden apartment property in Rockaway, NJ. (See discussion below.) The contribution made by The Boulders to the Current Quarter’s revenue and NOI, as compared to the Prior Year’s Quarter revenue and NOI is reflected in the following chart:

	Residential Segment ($000)
	2007			2006
	Residential		Same	Same
	Properties	Boulders	Properties	Properties
Revenues	$4,621	$497	$4,124	$3,934

Expenses	$2,264	211	2,053	2,032

NOI	$2,357	$286	$2,071	$1,902

Revenues from FREIT’s residential properties continue to increase. Average occupancy rates for the Current Quarter, exclusive of The Boulders property, which was not completed until late fiscal 2006, increased to 96.3% compared to 94.9% for the Prior Year’s Quarter. The occupancy level at The Boulders was 80% at the end of January 2007, and averaged 75% during the Current Quarter.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,436 and $1,353, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $190,000 and $179,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program has been started at The Pierre. We intend to modernize, where required, all apartments and modernize some of the buildings’ mechanical services. This renovation is expected to cost approximately $2 - 4 million and take, at least, several years to complete. These costs will be financed from operating cash flow and cash reserves. Through January 31, 2007, we expended $2.4 million in capital improvements at The Pierre, including approximately $600,000 during the Current Quarter.

The Boulders, Rockaway Township, NJ
Construction started on this 129-unit garden apartment community in July 2005 and was completed during August 2006. Development costs have been financed from construction financing and from funds available from our cash and cash equivalents. Certificates of Occupancy for the buildings have been received, and tenants started taking occupancy during June 2006. As of January 31, 2007 occupancy was in excess of 80%. The Boulders is expected to add to future earnings, cash flow and shareholder value.

Index

FINANCING COSTS

	Three Months Ended
	January 31,
	2007	2006
	($ in thousands)
1st Mortgages
Existing	$2,545	$2,501
New (1) - Boulders	92	-
Construction Loan (1) - Boulders	161	21
2nd Mortgages
Existing	133	136
Other	47	33
	2,978	2,691
Amortization of Mortgage Costs	65	65
Total Financing Costs	3,043	2,756
Less amount capitalized	-	(21)
Financing costs expensed	$3,043	$2,735

(1) Mortgages not in place at beginning of
fiscal 2006.

Financing Costs before capitalized amounts for the Current Quarter increased $287,000 (10.4%) to $3,043,000 from $2,756,000 for the Prior Year’s Quarter.

Increased financing levels at the Boulders (construction and permanent loans) resulted in increased financing costs of $253,000. Our acquisition loan for The Rotunda property of $22.5 million bears a floating interest rate. Higher interest rates over the course of the last year resulted in a $75,000 increase in interest costs to $405,000 for the Current Quarter, compared to $330,000 for the Prior Year’s Quarter.

CERTAIN MINORITY DISTRIBUTIONS

Westwood Hills, LLC (“WH”), our 40% owned subsidiary has a capital deficit. This deficit resulted primarily from distributions to WH’s members, of proceeds from mortgage financings, which were in excess of the carrying basis of WH’s assets. The higher mortgage amounts provided by lenders reflected the increased value of WH’s property.

During the Current Quarter, WH made a $250,000 distribution to its members. FREIT received $100,000 and the members owing 60% (“Minority”) received $150,000. Since WH has a capital deficit and its members are under no obligation to restore their negative capital accounts, under US GAAP FREIT must charge its income statement for $150,000, the amount of the distribution received by the Minority. This charge has no economic effect or cost to FREIT.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Quarter, G & A increased $145,000 (59.4%) to $389,000 from $244,000 for the Prior Year’s Quarter. The increase was primarily attributable to $170,000 increase in auditing fees that were incurred as a result of changing audit firms during the later part of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $2.6 million for the Current Quarter compared to $2.1 million for the Prior Year's Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Index

Credit Line:

FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

In connection with its construction activities in Rockaway, NJ, FREIT had drawn down $1.5 million and further utilized the credit line for the issuance of a $2 million Letter of Credit (“LoC”). As of January 31, 2007 cash draws against the line have been repaid and there is currently no indebtedness outstanding under the credit line. The $2 million LoC will be returned and retired shortly. Currently $16 million is available under the line of credit.

As described in the segment analysis above, construction of The Boulders in Rockaway Township, NJ has been completed. Construction costs were funded from draws against a construction loan. Upon completion of construction, the construction loan of approximately $14 million was converted to a permanent loan with additional funding to bring the permanent loan balance up to $20.7 million. We also are planning the redevelopment of the Damascus Shopping Center, in Damascus, MD, and an expansion and redevelopment of The Rotunda in Baltimore, MD. The total capital required for these projects is estimated at $19 million, and $125 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment. We expect these redevelopment projects to add to revenues, income, cash flow, and shareholder value.

At January 31, 2007 FREIT’s aggregate outstanding mortgage debt was $184.9 million and bears a weighted average interest rate of 6.1%, and an average life of approximately 6.2 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	$ Millions
2007	$15.7
2008	$28.4
2010	$12.3
2013	$8.0
2014	$26.1
2016	$24.7
2019	$28.3
2022	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2007 and October 31, 2006:

	January 31,	October 31,
(In Millions)	2007	2006
Fair Value	$ 186.8	$ 184.4
Carrying Value	$ 184.9	$ 180.7

Fair values are estimated based on market interest rates at January 31, 2007 and October 31, 2006 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2007 a 1% interest rate increase would reduce the fair value of our debt by $6.3 million, and a 1% decrease would increase the fair value by $11.5 million.

Index

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT’s only floating rate loan outstanding, is its $22.5 million acquisition loan for The Rotunda. A 1% rate fluctuation would impact earnings by $225,000.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,086,000 at January 31, 2007). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2007, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of about $80,000. This amount has been included as an asset in FREIT’s balance sheet as at January 31, 2007, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Index

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")	Quarter Ended
	January 31,
	2007	2006
	($ in thousands)

Net income	$846	$1,288
Depreciation	1,306	1,130
Amortization of deferred mortgage costs	65	65
Deferred rents (Straight lining)	(55)	(86)
Amortization of acquired leases	(75)	(139)
Capital Improvements - Apartments recurring	(174)	(84)
Minority interests:
Equity in earnings of affiliates	288	77
Distributions to minority interests	(300)	-
FFO	$1,901	$2,251

Per Share - Basic	$0.28	$0.35
Per Share - Diluted	$0.27	$0.34

Weighted Average Shares outstanding:
Basic	6,751	6,511
Diluted	6,919	6,685

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

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources” above.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Index

Part II: Other Information

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 12, 2007
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive
Officer

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)