Form 10-Q
period 2007-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2007-06-11
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2007
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
Yes ☐ No ☒

As of June 11, 2007, the number of shares of beneficial interest outstanding was 6,755,652.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

Part I:  Financial Information

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2007	2006
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$204,220	$204,313
Construction in progress	3,245	2,995
Cash and cash equivalents	13,978	9,616
Tenants' security accounts	2,212	2,161
Sundry receivables	3,681	3,320
Secured loans receivable	3,109	3,109
Prepaid expenses and other assets	2,641	4,201
Acquired over market leases and in-place lease costs	1,249	1,395
Deferred charges, net	3,543	3,589
Interest rate swap contract	58	87
Totals	$237,936	$234,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable	$190,516	$180,679
Accounts payable and accrued expenses	3,238	6,097
Dividends payable	2,027	3,375
Tenants' security deposits	2,914	2,823
Acquired below market value leases and deferred revenue	3,420	3,945
Total liabilities	202,115	196,919

Minority interest	12,916	12,895

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,755,652 and 6,750,652 shares issued and outstanding	23,187	23,150
(Distributions in excess of earnings) Undistributed earnings	(340)	1,735
Accumulated other comprehensive income	58	87
Total shareholders' equity	22,905	24,972
Totals	$237,936	$234,786

See Notes to Condensed Consolidated Financial Statements.

Index
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
AND UNDISTRIBUTED EARNINGS
SIX AND THREE MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:		Restated		Restated
Rental income	$17,705	$16,242	$8,881	$8,108
Reimbursements	2,373	2,421	1,089	1,079
Sundry income	184	106	78	48
Totals	20,262	18,769	10,048	9,235

Expenses:
Operating expenses	5,599	4,990	2,661	2,423
Management fees	880	829	440	413
Real estate taxes	2,880	2,719	1,440	1,350
Depreciation	2,655	2,267	1,349	1,137
Totals	12,014	10,805	5,890	5,323

Operating income	8,248	7,964	4,158	3,912

Investment income	225	113	138	65
Interest expense including amortization
of deferred financing costs	(6,088)	(5,507)	(3,045)	(2,772)
Minority interest	(258)	(157)	(120)	(80)
Distribution to certain minority interests	(150)	(90)	-	(90)
Net income	$1,977	$2,323	$1,131	$1,035

Earnings per share:
Basic	$0.29	$0.36	$0.17	$0.16
Diluted	0.29	0.34	0.16	0.15

Weighted average shares outstanding:
Basic	6,751	6,522	6,751	6,542
Diluted	6,916	6,753	6,915	6,889

COMPREHENSIVE INCOME
Net income	$1,977	$2,323	$1,131	$1,035
Other comprehensive income (loss):
Unrealized gain (loss) on interest
rate swap contract	(29)	28	(22)	23
Comprehensive income	$1,948	$2,351	$1,109	$1,058

(DISTRIBUTIONS IN EXCESS OF EARNINGS) UNDISTRIBUTED EARNINGS
Balance, beginning of period	$1,735	$4,890	$556	$4,515
Net income	1,977	2,323	1,131	1,035
Less dividends declared	(4,052)	(3,299)	(2,027)	(1,636)
Balance, end of period	$(340)	$3,914	$(340)	$3,914
Dividends declared per share	$0.60	$0.50	$0.30	$0.25

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)

	Six Months Ended
	April 30,
	2007	2006
	(In Thousands of Dollars)
		Restated
Operating activities:
Net income	$1,977	$2,323
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,655	2,267
Amortization	360	217
Net amortization of acquired leases	(151)	(202)
Deferred revenue	(298)	(177)
Minority interest	408	247
Changes in operating assets and liabilities:
Tenants' security accounts	(51)	(96)
Sundry receivables, prepaid expenses and other assets	914	(131)
Accounts payable, accrued expenses and other liabilities	(448)	(581)
Tenants' security deposits	91	111
Net cash provided by operating activities	5,457	3,978
Investing activities:
Capital improvements - existing properties	(1,464)	(1,171)
Construction and pre development costs	(3,718)	(7,704)

Net cash used in investing activities	(5,182)	(8,875)
Financing activities:
Repayment of mortgages	(18,494)	(976)
Proceeds from mortgages	28,331	9,550
Proceeds from exercise of stock options	37	469
Dividends paid	(5,400)	(4,579)
Distribution to minority interest	(387)	(360)
Net cash provided by financing activities	4,087	4,104
Net increase (decrease) in cash and cash equivalents	4,362	(793)
Cash and cash equivalents, beginning of period	9,616	5,672
Cash and cash equivalents, end of period	$13,978	$4,879

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $155 in fiscal 2006.	$5,956	$5,533
Income taxes paid	$18	$10
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$34	$-
Dividends declared but not paid	$2,027	$1,636

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:

The accompanying condensed consolidated financial statements have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for the six and three months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2006 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Reclassification:
Certain amounts in the 2006 financial statements have been reclassified to conform to the current presentation.

Restatement:
FREIT has restated its prior year’s financial statements in order to properly reflect the Westwood Hills minority members’ share of the Westwood Hills capital deficit. This deficit resulted from distributions to the minority members, including proceeds received on refinancing the mortgage on the residential building owned by Westwood Hills. Although there is no economic effect or cost to FREIT, under GAAP FREIT cannot record a negative minority interest in consolidated financial statements if the minority members have no obligation to restore their negative capital accounts. Accordingly, FREIT’s 2006 quarterly financial statements, as reported herein, have been restated by reducing undistributed earnings and increasing minority interest as of October 31, 2005 by $2,458,000. In addition, net income for the current six and three month periods ended April 30, 2007, has been decreased by $40,000, from amounts previously reported. (See Note 2 in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2006 for additional information.)

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

In computing diluted earnings per share for each of the six and three month periods ended April 30, 2007 and 2006, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	6,750,873	6,521,985	6,751,101	6,542,402

Shares arising from assumed exercise of stock options	165,091	231,151	164,016	346,726
Dilutive weighted average shares outstanding	6,915,964	6,753,136	6,915,117	6,889,128

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

Upon ratification of the Plan on April 7, 1999, FREIT issued 754,000 stock options (adjusted for stock splits), which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. At April 30, 2007, options for 237,500 shares remain outstanding and are exercisable through September 2008.

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018.

Index

Note 4 - Segment information:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains nine (9) separate properties and the residential segment contains ten (10) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2006.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the six and three month periods ended April 30, 2007 and 2006. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006*	2007	2006*
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$10,735	$10,500	$5,272	$5,125
Residential	9,262	7,896	4,642	3,962
Totals	19,997	18,396	9,914	9,087

Real estate operating expenses:
Commercial	4,303	4,096	2,138	2,021
Residential	4,253	3,916	1,990	1,884
Totals	8,556	8,012	4,128	3,905

Net operating income:
Commercial	6,432	6,404	3,134	3,104
Residential	5,009	3,980	2,652	2,078
Totals	$11,441	$10,384	$5,786	$5,182

Recurring capital improvements-residential	$239	$458	$65	$119

Reconciliation to consolidated net income:
Segment NOI	$11,441	$10,384	$5,786	$5,182
Deferred rents - straight lining	114	171	59	85
Amortization of acquired leases	151	202	75	63
Net investment income	225	113	138	65
Minority interest in earnings of subsidiaries	(258)	(157)	(120)	(80)
Distribution to certain minority interests	(150)	(90)	-	(90)
General and administrative expenses	(803)	(526)	(413)	(281)
Depreciation	(2,655)	(2,267)	(1,349)	(1,137)
Financing costs	(6,088)	(5,507)	(3,045)	(2,772)
Net income	$1,977	$2,323	$1,131	$1,035

* Restated

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

OVERVIEW

FREIT is an equity real estate investment trust ("REIT") that owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties.  Our properties are primarily located in northern New Jersey and Maryland. We acquire existing properties for investment. We also acquire properties, which we feel have redevelopment potential, and make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2006, have been applied consistently as at April 30, 2007 and October 31, 2006, and for the six and three month periods ended April 30, 2007 and 2006. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Index

Results of Operations:

Real Estate revenue for the six months ended April 30, 2007 (“Current Six Months”) increased 8.0% to $20,262,000 compared to $18,769,000 for the six months ended April 30, 2006 (“Prior Six Months”).  Real Estate revenue for the three months ended April 30, 2007 (“Current Quarter”) increased 8.8% to $10,048,000 compared to $9,235,000 for the three months ended April 30, 2006 (“Prior Year’s Quarter”).  The increase in real estate revenues was principally attributable to FREIT’s residential operations, primarily at The Boulders in Rockaway Township, NJ (“The Boulders”), which accounted for 5.7% and 6.2% of the increase for the six and three month periods, respectively. (See discussion below.)

Net income for the Current Six Months was $1,977,000 ($0.29 diluted) compared to $2,323,000 ($0.34 diluted) for the Prior Six Months. Net income for the Current Quarter was $1,131,000 ($0.16 diluted) compared to $1,035,000 ($0.15 diluted) for the Prior Year’s Quarter. Refer to the schedule below for a detailed analysis of the major changes that impacted revenue and net income for the six and three months ended April 30, 2007 and 2006:

NET INCOME COMPONENTS

	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2007	2006*	Change	2007	2006*	Change
	(thousands of dollars)
Commercial Properties
Same Properties (1)	$6,504	$6,397	$107	$3,186	$3,073	$113
Damascus Center - undergoing renovation	193	380	(187)	82	179	(97)
Total Commercial Properties	6,697	6,777	(80)	3,268	3,252	16

Residential Properties
Same Properties (1)	4,409	3,988	421	2,338	2,085	253
Boulders at Rockaway	600	(8)	608	314	(7)	321
Total Residential Properties	5,009	3,980	1,029	2,652	2,078	574

Total income from real estate operations	11,706	10,757	949	5,920	5,330	590

Financing costs:
Fixed rate mortgages
Same Properties (1)	(4,535)	(4,689)	154	(2,220)	(2,337)	117
Boulders at Rockaway	(540)	(6)	(534)	(284)	(6)	(278)
Floating Rate - Rotunda	(817)	(702)	(115)	(398)	(358)	(40)
Corporate interest - Line / Floating	(196)	(110)	(86)	(143)	(71)	(72)
Total financing costs	(6,088)	(5,507)	(581)	(3,045)	(2,772)	(273)

Investment income	225	113	112	138	65	73

Corporate expenses	(461)	(405)	(56)	(301)	(219)	(82)
Accounting	(342)	(121)	(221)	(112)	(62)	(50)
Minority interest in earnings of subsidiaries	(258)	(157)	(101)	(120)	(80)	(40)
Distribution to Westwood Hills minority interests	(150)	(90)	(60)	-	(90)	90

Depreciation:
Same Properties (1)	(2,386)	(2,267)	(119)	(1,203)	(1,137)	(66)
Boulders at Rockaway	(269)		(269)	(146)		(146)
Total depreciation	(2,655)	(2,267)	(388)	(1,349)	(1,137)	(212)

Net Income	$1,977	$2,323	$(346)	$1,131	$1,035	$96

(1) Properties operated since the beginning of fiscal 2006.
* Restated

The consolidated results of operations for the Current Six Months and Current Quarter are not necessarily indicative of the results to be expected for the full year.

Index

SEGMENT INFORMATION

The following tables set forth comparative NOI data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Six Months and Current Quarter, as compared to the Prior Six Months and Prior Year’s Quarter:

Six Months Ended April 30:
	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2007	2006	$	%	2007	2006	$	%	2007	2006*
	(in thousands)				(in thousands)				(in thousands)
Rental income	$8,262	$8,058	$204	2.5%	$9,178	$7,811	$1,367	17.5%	$17,440	$15,869
Reimbursements	2,373	2,421	(48)	-2.0%			-		2,373	2,421
Other	100	21	79	376.2%	84	85	(1)	-1.2%	184	106
Total Revenue	10,735	10,500	235	2.2%	9,262	7,896	1,366	17.3%	19,997	18,396

Operating expenses	4,303	4,096	207	5.1%	4,253	3,916	337	8.6%	8,556	8,012
Net operating income	$6,432	$6,404	$28	0.4%	$5,009	$3,980	$1,029	25.9%	11,441	10,384
Average
Occupancy %	89.7%	90.6%		-0.9%	94.3%	95.0%		-0.7%

	Reconciliation to consolidated net income:
	Deferred rents - straight lining	114	171
	Amortization of acquired leases	151	202
	Net investment income	225	113
	General and administrative expenses	(803)	(526)
	Depreciation	(2,655)	(2,267)
	Financing costs	(6,088)	(5,507)
	Distributions to certain minority interests	(150)	(90)
	Minority interest	(258)	(157)
* Restated	Net income	$1,977	$2,323

Three Months Ended April 30:
	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2007	2006	$	%	2007	2006	$	%	2007	2006*
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,126	$4,039	$87	2.2%	$4,621	$3,921	$700	17.9%	$8,747	$7,960
Reimbursements	1,089	1,079	10	0.9%			-		1,089	1,079
Other	57	7	50	714.3%	21	41	(20)	-48.8%	78	48
Total Revenue	5,272	5,125	147	2.9%	4,642	3,962	680	17.2%	9,914	9,087

Operating expenses	2,138	2,021	117	5.8%	1,990	1,884	106	5.6%	4,128	3,905
Net operating income	$3,134	$3,104	$30	1.0%	$2,652	$2,078	$574	27.6%	5,786	5,182
Average
Occupancy %	89.9%	90.3%		-0.4%	94.7%	95.1%		-0.4%

	Reconciliation to consolidated net income:
	Deferred rents - straight lining	59	85
	Amortization of acquired leases	75	63
	Net investment income	138	65
	General and administrative expenses	(413)	(281)
	Depreciation	(1,349)	(1,137)
	Financing costs	(3,045)	(2,772)
	Distributions to certain minority interests	-	(90)
	Minority interest	(120)	(80)
	Net income	$1,131	$1,035
* Restated

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

Index

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of nine (9) properties totaling approximately 1,100,000 sq. ft. of retail space and 138,000 sq. ft. of office space.  Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has leased land and receives rental income from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ.

As indicated in the above Segment information table, revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter increased by 2.2% and 2.9%, respectively, over the comparable prior year’s periods. NOI for the Current Six Months and Current Quarter increased by 0.4% and 1.0%, over the comparable prior year’s periods. Revenues and NOI for the Current Six Months and Current Quarter were adversely affected by the anticipated planned renovation at our Damascus Shopping Center property located in Damascus, MD (the “Damascus Center”), which caused a temporary decline in occupancy levels. Average occupancy rates for FREIT’s commercial segment for the Current Six Months was at 93.8%, exclusive of the Damascus Center, compared to 93.0% for the prior year’s period. As a result of this renovation, temporary declines in both revenue and NOI were experienced at the Damascus Center of $183,000 and $187,000, respectively for the Current Six Month period and $86,000 and $97,000, respectively for the Current Quarter. (See discussion below).

Development Activities:

The Rotunda, Baltimore, MD: Acquired in July 2005, the property is on 11.5 acres of land and is currently configured into about 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower level of the main building. We are planning a modernization and expansion of the retail space, as well as the development of residential apartment units as allowed by the current zoning. Final development plans, however, are subject to approval by local governmental authorities.

Damascus Center, Damascus, MD: FREIT is planning a redevelopment of the Damascus Center. Building plans for Phase I have been completed and have been approved by governmental agencies. It is anticipated that Phase I construction will begin in 2007. Because of this redevelopment, current leases for certain tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

RESIDENTIAL SEGMENT

With the completion of the 129-unit apartment community at The Boulders, FREIT now operates ten (10) multi-family apartment communities totaling 1,115 apartment units. As indicated in the table above, revenue from our residential segment for the Current Six Months increased 17.3% to $9,262,000 and NOI for the same period is also up 25.9% to $5,009,000. For the Current Quarter, revenue increased 17.2% to $4,642,000 and NOI is also up 27.6% to $2,652,000. Fiscal 2007 will be the first full year of operation for The Boulders. (See discussion below.) The contribution made by The Boulders to the Current Six Months and Current Quarter’s revenue and NOI, as compared to the Prior Year’s revenue and NOI is reflected in the following chart:

	Six Months Ended April 30,
	2007			2006
	Residential	The	Same	Same
$(000)	Properties	Boulders	Properties	Properties
Revenues	$9,262	$1,068	$8,194	$7,896

Expenses	4,253	468	3,785	3,916

NOI	$5,009	$600	$4,409	$3,980

	Three Months Ended April 30,
	2007			2006
	Residential	The	Same	Same
$(000)	Properties	Boulders	Properties	Properties
Revenues	$4,642	$572	$4,070	$3,962

Expenses	1,990	258	1,732	1,884

NOI	$2,652	$314	$2,338	$2,078

Revenues from FREIT’s residential properties continue to increase. Average occupancy rates for the Current Six Months and Current Quarter, exclusive of The Boulders property, which was not completed until late fiscal 2006, increased to 95.8% and 95.5%, respectively, compared to 95% and 95.1% for the prior year’s periods. The occupancy level at The Boulders was in excess of 96% at the end of April 2007, and averaged 82% during the Current Six Month period.

Index

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Six Months and the Prior Six Month period were $1,452 and $1,377, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $194,000 and $185,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program has been started at The Pierre Towers apartment complex (“The Pierre”). We intend to modernize, where required, all apartments and modernize some of the buildings’ mechanical services. This renovation is expected to cost approximately $2 - 4 million and take, at least, several years to complete. These costs will be financed from operating cash flow and cash reserves. Through April 30, 2007, we expended $2.5 million in capital improvements at The Pierre, including approximately $675,000 during the first six months of the year.

The Boulders, Rockaway Township, NJ

Construction started on this 129-unit garden apartment community in July 2005 and was completed during August 2006. Development costs have been financed from construction financing and from funds available from our cash and cash equivalents. Certificates of Occupancy for all of the buildings have been received, and tenants started taking occupancy during June 2006. As of May 18, 2007 occupancy was in excess of 96%. The Boulders is expected to add to future earnings, cash flow and shareholder value.

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	($ in thousands)
1st Mortgages
Existing	$4,072	$4,336	$1,527	$2,164
New (1) - Boulders	370	672	278	343
Construction Loan (1) - Boulders	161	155	-	134
2nd Mortgages
Existing	1,168	272	1,035	136
Other	185	98	138	65
	5,956	5,533	2,978	2,842
Amortization of Mortgage Costs	132	129	67	64

Total Financing Costs	6,088	5,662	3,045	2,906
Less amount capitalized		(155)	-	(134)
Financing costs expensed	$6,088	$5,507	$3,045	$2,772

(1) Mortgages not in place at beginning of fiscal 2006.

Financing costs before capitalized amounts for the Current Six Months and Current Quarter increased 7.5% and 4.8%, over the prior year’s reporting periods.

Increased financing levels at The Boulders (construction and permanent loans) resulted in increased financing costs of $531,000 for the Current Six Months. Our acquisition loan for The Rotunda property of $22.5 million bears a floating interest rate. Higher interest rates over the course of the last year raised the level of interest expense for the Rotunda by $115,000, to $788,000 for the Current Six Month period.

CERTAIN MINORITY DISTRIBUTIONS

Westwood Hills, LLC (“WH”), our 40% owned subsidiary, has a capital deficit. This deficit resulted primarily from distributions to WH’s members, of proceeds from mortgage financings, which were in excess of the carrying basis of WH’s assets. The higher mortgage amounts provided by lenders reflected the increased value of WH’s property.

During the Prior Year’s Quarter, WH made a $150,000 distribution to its members. FREIT received $60,000 and the members owning 60% (“Minority”) received $90,000. Since WH has a capital deficit and its members are under no obligation to restore their negative capital accounts, under GAAP FREIT is required to charge its income statement for $90,000, the amount of the distribution received by the Minority. During the first quarter of fiscal 2007, WH made a $250,000 distribution to its members, of which the Minority received $150,000. FREIT reflected this distribution as a charge to its income statement for $150,000. These charges had no economic effect or cost to FREIT. No such distributions were made during the Current Quarter.

Index

NET INVESTMENT INCOME

Net investment income for the Current Six Months and Current Quarter increased 99% and 112% to $225,000 and $138,000, respectively, over the comparable prior year’s periods. Net investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Center, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The increase in net investment income for the current year was primarily attributable to interest income relative to secured loans made in connection with the sale of an equity interest in the Damascus Center, effective October 31, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Six Months and Current Quarter, G & A was $803,000 and $413,000, respectively, as compared to $526,000 and $281,000 for the prior year’s periods. The increases for the Current Six Month and Current Quarter periods were primarily attributable to increases in auditing fees of $220,000 and $50,000, respectively.

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was $2,655,000 and $1,349,000, respectively, an increase of $388,000 and $212,000 over the prior year’s comparable periods. The increase was primarily attributable to depreciation related to The Boulders property, completed in August 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $5.5 million for the Current Six Months compared to $4.0 million for the Prior Six Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Credit Line:

FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. ~~.~~Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

In connection with its construction activities in Rockaway, NJ, FREIT had drawn down $1.5 million and further utilized the credit line for the issuance of a $2 million Letter of Credit (“LoC”). The $1.5 million was repaid during our 1st Quarter and the $2 million LoC was retired on May 16, 2007. During the Current Quarter, FREIT utilized $15.8 million of its credit line to repay currently maturing mortgage debt secured by Westridge Square. The $15.8 million utilized under the credit line was subsequently repaid on April 25, 2007 using proceeds from the refinancing of the Westridge Square debt. (See discussion below under “Refinancing of debt obligation” for additional information.) $18 million is currently available under the line of credit.

As described in the segment analysis above, construction of The Boulders in Rockaway Township, NJ has been completed. Construction costs were funded from draws against a construction loan. Upon completion of construction, the construction loan of approximately $14 million was converted to a permanent loan with additional funding to bring the permanent loan balance up to $20.7 million. We also are planning a redevelopment of the Damascus Center, in Damascus, MD, and an expansion and redevelopment of The Rotunda in Baltimore, MD.  The total capital required for these projects is estimated at $19 million, and $145 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from available cash.  We expect these redevelopment projects to add to revenues, income, cash flow, and shareholder value.

Index

At April 30, 2007, FREIT’s aggregate outstanding mortgage debt was $190.5 million and bears a weighted average interest rate of 5.8%, and an average life of approximately 6.6 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2008	2010	2013	2014	2016	2017	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$28.4	$12.3	$8.0	$26.1	$24.7	$22.0	$28.3	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2007 and October 31, 2006:

	April 30,	October 31,
(In Millions)	2007	2006
Fair Value	$193.8	$184.4
Carrying Value	$190.5	$180.7

Fair values are estimated based on market interest rates at April 30, 2007 and October 31, 2006 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2007 a 1% interest rate increase would reduce the fair value of our debt by $10.0 million, and a 1% decrease would increase the fair value by $10.9 million.

Refinancing of debt obligation: On April 2, 2007, FREIT repaid the outstanding principal balance with respect to its $19.2 million 8.31% mortgage note due on July 1, 2007, which was secured by it’s Westridge Square commercial property. The outstanding principal balance of $15.8 million was repaid using funds available on hand and borrowings from FREIT’s credit line. The decision to retire the debt early was made in order to take advantage of favorable interest rates relative to FREIT’s credit line. No prepayment penalty was incurred as a result of the early retirement of this debt.  On April 25, 2007, FREIT refinanced the above mentioned mortgage debt with the placement of a $22 million 5.55% mortgage note due in May 2017, also secured by FREIT’s Westridge Square commercial property. This new mortgage note will be “interest only” through the maturity date. It is FREIT’s intent to use the additional proceeds to fund existing capital projects.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT’s only floating rate loan outstanding, is its $22.5 million acquisition loan for The Rotunda. A 1% rate fluctuation would impact earnings by $226,000.

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

In essence, we agree to pay our counterparty a fixed rate of interest on a dollar amount of notional principal (which corresponds to our mortgage debt) over a term equal to the term of the mortgage note. Our counterparty, in return, agrees to pay us a short-term rate of interest, generally LIBOR, on that same notional amount over the same term as our mortgage note.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires us to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect our income statement. Changes in the fair value of these swap contracts will be reported in other comprehensive income and appear in the equity section of our balance sheet. This gain or loss represents the economic consequence of liquidating our fixed rate swap contracts and replacing them with like-duration funding at current market rates, something we would likely never do.

Index

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($6,034,000 at April 30, 2007). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2007, FREIT’s swap contract was in the money. If FREIT had terminated its contract at that date it would have realized a gain of about $58,000. This amount has been included as an asset in FREIT’s balance sheet as at April 30, 2007, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006*	2007	2006*
	($ in thousands)

Net income	$1,977	$2,323	$1,131	$1,035
Depreciation	2,655	2,267	1,349	1,137
Amortization of deferred mortgage costs	132	129	67	64
Deferred rents (Straight lining)	(114)	(171)	(59)	(85)
Amortization of acquired leases	(151)	(202)	(75)	(63)
Capital Improvements - Apartments	(239)	(458)	(65)	(119)
Minority interests:
Equity in earnings of affiliates	408	247	120	170
Distributions to minority interests	(387)	(360)	(87)	(360)

FFO	$4,281	$3,775	$2,381	$1,779

Per Share - Basic	$0.63	$0.58	$0.35	$0.27
Per Share - Diluted	$0.62	$0.56	$0.34	$0.26

Weighted Average Shares Outstanding:
Basic	6,751	6,522	6,751	6,542
Diluted	6,916	6,753	6,915	6,889

* Restated

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

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources” above.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first six months of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II:  Other Information

Item 4:  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at FREIT’s Annual Meeting of Shareholders held on April 4, 2007:

A.  Shareholders re-elected both Mr. Ronald J. Artinian and Mr. Alan L. Aufzien to serve as Trustees for a three (3) year term. The balloting for the elections was as follows:

	Ronald J. Artinian	Alan L. Aufzien
Votes For	6,056,720	6,056,520
Votes Withheld	91,100	91,300

The other members of the Board of Trustees are as follows:

Name	Term Expires
Robert S. Hekemian	April 2008
Donald W. Barney	April 2009
Herbert C. Klein, Esq.	April 2009

B. Shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. The balloting results for these amendments were as follows:

	Additional Shares	Extending Plan Term
Votes For	4,485,523	4,484,923
Votes Against	345,395	341,795
Abstain	186,928	191,128
Broker Non-Vote	1,129,974	1,129,974

Index

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Page

Exhibit 3.1 - Amended and Restated Declaration of Trust (includes amendments through September 1998), with Amendments dated January 21, 2004 and May 15, 2007

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer	20

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer	21

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	22

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	23

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 11, 2007
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)