Form 10-Q
period 2007-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2007-09-10
CIK 36840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2007
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
Yes ☐   No ☒

As of September 10, 2007, the number of shares of beneficial interest outstanding was 6,760,652.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

Part I: Financial Information
Page

Item 1: Unaudited Condensed Consolidated Financial Statements

a.) Consolidated Balance Sheets as at July 31, 2007 and October 31, 2006;	3

b.) Consolidated Statements of Income, Comprehensive Income and Undistributed Earnings for the Nine and Three Months Ended July 31, 2007 and 2006;	4

c.) Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2007 and 2006;	5

d.) Notes to Condensed Consolidated Financial Statements.	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
9
Item 3: Quantitative and Qualitative Disclosures About Market Risk
19
Item 4: Controls and Procedures
19

Part II: Other Information

Item 6: Exhibits	19

Signatures	20

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2007	2006
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$203,228	$204,313
Construction in progress	3,719	2,995
Cash and cash equivalents	13,697	9,616
Tenants' security accounts	2,311	2,161
Sundry receivables	3,718	3,320
Secured loans receivable	3,325	3,109
Deposits, prepaid expenses and other assets	6,966	4,201
Acquired over market leases and in-place lease costs	1,176	1,395
Deferred charges, net	3,542	3,589
Interest rate swap contract	39	87
Totals	$241,721	$234,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable	$189,957	$180,679
Accounts payable and accrued expenses	4,477	6,097
Dividends payable	2,027	3,375
Tenants' security deposits	3,052	2,823
Acquired below market value leases and deferred revenue	3,216	3,945
Total liabilities	202,729	196,919

Minority interest	12,890	12,895

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,755,652 and 6,750,652 shares issued and outstanding	23,187	23,150
Undistributed earnings	2,876	1,735
Accumulated other comprehensive income	39	87
Total shareholders' equity	26,102	24,972
Totals	$241,721	$234,786

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
AND UNDISTRIBUTED EARNINGS
NINE AND THREE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:		Restated		Restated
Rental income	$26,480	$24,194	$8,980	$8,155
Reimbursements	3,601	3,767	1,227	1,345
Sundry income	415	178	234	76
Totals	30,496	28,139	10,441	9,576

Expenses:
Operating expenses	8,224	6,944	2,713	2,058
Management fees	1,321	1,258	451	440
Real estate taxes	4,277	4,053	1,424	1,351
Depreciation	3,972	3,456	1,323	1,195
Totals	17,794	15,711	5,911	5,044

Operating income	12,702	12,428	4,530	4,532

Investment income	382	150	157	37
Interest expense including amortization
of deferred financing costs	(9,099)	(8,291)	(3,010)	(2,784)
Minority interest	(386)	(366)	(129)	(209)
Distribution to certain minority interests	(150)	(90)	-	-
Income from continuing operations	3,449	3,831	1,548	1,576
Discontinued operations:
Earnings from discontinued operations	91	121	15	53
Gain on sale	3,680	-	3,680	-
Income from discontinued operations	3,771	121	3,695	53
Net income	$7,220	$3,952	$5,243	$1,629

Basic earnings per share:
Continuing operations	$0.51	$0.59	$0.23	$0.24
Discontinued operations	$0.56	$0.02	$0.55	$0.01
Net income	$1.07	$0.61	$0.78	$0.25
Diluted earnings per share:
Continuing operations	$0.50	$0.56	$0.22	$0.23
Discontinued operations	$0.54	$0.02	$0.54	$0.01
Net income	$1.04	$0.58	$0.76	$0.24

Weighted average shares outstanding:
Basic	6,752	6,530	6,756	6,548
Diluted	6,919	6,787	6,925	6,888

COMPREHENSIVE INCOME
Net income	$7,220	$3,952	$5,243	$1,629
Other comprehensive income (loss):
Unrealized gain (loss) on interest
rate swap contract	(48)	26	(19)	(2)
Comprehensive income	$7,172	$3,978	$5,224	$1,627

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$1,735	$4,890	$(340)	$3,914
Net income	7,220	3,952	5,243	1,629
Less dividends declared	(6,079)	(4,938)	(2,027)	(1,639)
Balance, end of period	$2,876	$3,904	$2,876	$3,904
Dividends declared per share	$0.90	$0.75	$0.30	$0.25

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)

	Nine Months Ended
	July 31,
	2007	2006
	(In Thousands of Dollars)
		Restated
Operating activities:
Net income	$7,220	$3,952
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	3,980	3,466
Amortization	570	359
Net amortization of acquired leases	(226)	(271)
Deferred revenue	(389)	(629)
Minority interest	536	456
Gain on sale of discontinued operations	(3,680)	-
Changes in operating assets and liabilities:
Tenants' security accounts	(150)	(136)
Sundry receivables, prepaid expenses and other assets	(57)	(352)
Accounts payable, accrued expenses and other liabilities	567	(690)
Tenants' security deposits	229	234
Net cash provided by operating activities	8,600	6,389
Investing activities:
Capital improvements - existing properties	(1,752)	(1,301)
Proceeds from sale of discontinued operations	3,796	-
Net sale proceeds held in escrow	(3,796)	-
Construction and pre development costs	(4,114)	(11,751)

Net cash used in investing activities	(5,866)	(13,052)
Financing activities:
Repayment of mortgages	(19,053)	(1,414)
Proceeds from mortgages	28,331	14,592
Proceeds from exercise of stock options	37	532
Dividends paid	(7,427)	(6,216)
Distribution to minority interest	(541)	(420)
Net cash provided by financing activities	1,347	7,074
Net increase in cash and cash equivalents	4,081	411
Cash and cash equivalents, beginning of period	9,616	5,672
Cash and cash equivalents, end of period	$13,697	$6,083

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $402 in fiscal 2006.	$8,900	$8,501
Income taxes paid	$18	$18
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$235	$-
Dividends declared but not paid	$2,027	$1,638

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:

The accompanying condensed consolidated financial statements have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for the nine and three months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2006 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Reclassification:

Certain amounts in the 2006 financial statements have been reclassified to conform to the current presentation.

Restatement:

FREIT has restated its prior year’s financial statements in order to properly reflect the Westwood Hills minority members’ share of the Westwood Hills capital deficit. This deficit resulted from distributions to the minority members, including proceeds received on refinancing the mortgage on the residential building owned by Westwood Hills. Although there is no economic effect or cost to FREIT, under GAAP FREIT cannot record a negative minority interest in consolidated financial statements if the minority members have no obligation to restore their negative capital accounts. Accordingly, FREIT’s 2006 quarterly financial statements, as reported herein, have been restated by reducing undistributed earnings and increasing minority interest as of October 31, 2005 by $2,458,000. In addition, net income for the prior year’s periods ended July 31, 2006 has been restated to reflect a decrease of $24,000 for the nine month period and an increase of $16,000 for the three month period, from amounts previously reported. (See Note 2 in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2006 for additional information.)

Effective June 1, 2007, the Operating Agreement of Westwood Hills, LLC was amended by a majority of the Members of Westwood Hills, LLC to require the Members to restore their negative capital accounts at Westwood Hills caused by any future losses, distributions from operations or net refinancing proceeds from the effective date of this amendment forward. As a result of this amendment, future minority interest distributions by Westwood Hills, LLC will be recorded to minority interest and will no longer impact FREIT’s income statement.

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

Index

In computing diluted earnings per share for each of the nine and three month periods ended July 31, 2007 and 2006, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Basic weighted average shares outstanding	6,752,484	6,529,527	6,755,652	6,547,902

Shares arising from assumed exercise of stock options	166,675	257,145	169,513	340,734
Dilutive weighted average shares outstanding	6,919,159	6,786,672	6,925,165	6,888,636

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary and capital gain income for the nine and three month periods ended July 31, 2007, and ordinary income for the prior year’s comparable periods.

Note 3 - Equity incentive plan:

On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

Upon ratification of the Plan on April 7, 1999, FREIT issued 754,000 stock options (adjusted for stock splits), which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. As of July 31, 2007, options for 237,500 shares were outstanding. The total intrinsic value of the options outstanding at July 31, 2007 was approximately $4.4 million. On August 24, 2007, a FREIT shareholder exercised 5,000 options to purchase 5,000 FREIT shares at $7.50 per share. As a result, options for 232,500 shares remain outstanding and are exercisable through September 2008.

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018.

Note 4 – Discontinued operations:

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, New Jersey. The sales price for the property was $4 million. The property was acquired in 1962 for approximately $407,000. For financial reporting purposes, FREIT recognized a gain of approximately $3.7 million from the sale. In compliance with current accounting guidance (SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”), the gain on the sale, as well as the current and prior year’s earnings of the Lakewood operation are classified as “Income from discontinued operations”, which is included within “Net Income” after “Income from continuing operations”. Revenue attributable to discontinued operations was $267,875 and $60,752 for the Current Nine Months and Current Quarter, compared to $308,156 and $101,773 for the Prior Nine Minths and Prior Quarter.

Note 5 - Segment information:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains nine (9) separate properties and the residential segment contains nine (9) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2006.

Index

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the nine and three month periods ended July 31, 2007 and 2006. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006*	2007	2006*
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$16,198	$15,941	$5,464	$5,440
Residential	13,886	11,677	4,831	3,988
Totals	30,084	27,618	10,295	9,428
Real estate operating expenses:
Commercial	6,425	6,116	2,123	2,020
Residential	6,120	5,360	1,992	1,576
Totals	12,545	11,476	4,115	3,596
Net operating income:
Commercial	9,773	9,825	3,341	3,420
Residential	7,766	6,317	2,839	2,412
Totals	$17,539	$16,142	$6,180	$5,832
Recurring capital improvements-residential	$314	$234	$77	$90

Reconciliation to consolidated net income:
Segment NOI	$17,539	$16,142	$6,180	$5,832
Deferred rents - straight lining	186	250	72	79
Amortization of acquired leases	226	271	75	69
Net investment income	382	150	157	37
Minority interest in earnings of subsidiaries	(386)	(366)	(129)	(209)
Distribution to certain minority interests	(150)	(90)	-	-
General and administrative expenses	(1,277)	(779)	(474)	(253)
Depreciation	(3,972)	(3,456)	(1,323)	(1,195)
Financing costs	(9,099)	(8,291)	(3,010)	(2,784)
Income from continuing operations	3,449	3,831	1,548	1,576
Income from discontinued operations	3,771	121	3,695	53
Net income	$7,220	$3,952	$5,243	$1,629

* Restated (See Notes 1 & 4 for more details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2006, have been applied consistently as at July 31, 2007 and October 31, 2006, and for the nine and three month periods ended July 31, 2007 and 2006. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Index

Results of Operations:

Real Estate revenue for the nine months ended July 31, 2007 (“Current Nine Months”) increased 8.4% to $30,496,000 compared to $28,139,000 for the nine months ended July 31, 2006 (“Prior Nine Months”).  Real Estate revenue for the three months ended July 31, 2007 (“Current Quarter”) increased 9.0% to $10,441,000 compared to $9,576,000 for the three months ended July 31, 2006 (“Prior Year’s Quarter”).  The increase in real estate revenues was principally attributable to FREIT’s residential operations, primarily at The Boulders in Rockaway Township, NJ (“The Boulders”), which accounted for 5.9% and 6.1% of the increase for the nine and three month periods, respectively. (See discussion below.)

During the Current Quarter, FREIT sold its Lakewood Apartments in Lakewood, New Jersey. In compliance with current accounting guidance, the gain on the sale, as well as the current and prior year’s earnings of the Lakewood operation are classified as “Income from discontinued operations”, which is included within “Net Income” after “Income from continuing operations”. (See Note 4 for a further discussion of the sale.) Net income for the Current Nine Months was $7,220,000 ($1.04 diluted) compared to $3,952,000 ($0.58 diluted) for the Prior Nine Months. Net income for the Current Quarter was $5,243,000 ($0.76 diluted) compared to $1,629,000 ($0.24 diluted) for the Prior Year’s Quarter. Income from continuing operations for the Current Nine Months was $3,449,000 ($0.50 diluted) compared to $3,831,000 ($0.56 diluted) for the Prior Nine Months. Income from continuing operations for the Current Quarter was $1,548,000 ($0.22 diluted) compared to $1,576,000 ($0.23 diluted) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted revenue and net income for the nine and three months ended July 31, 2007 and 2006:

NET INCOME COMPONENTS

	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2007	2006*	Change	2007	2006*	Change
	(thousands of dollars)
Commercial Properties
Same Properties (1)	$9,896	$9,791	$105	$3,392	$3,393	$(1)
Damascus Center - undergoing renovation	289	555	(266)	96	175	(79)
Total Commercial Properties	10,185	10,346	(161)	3,488	3,568	(80)

Residential Properties
Same Properties (1)	6,796	6,301	495	2,469	2,389	80
Boulders at Rockaway	970	16	954	370	23	347
Total Residential Properties	7,766	6,317	1,449	2,839	2,412	427

Total income from real estate operations	17,951	16,663	1,288	6,327	5,980	347

Financing costs:
Fixed rate mortgages
Same Properties (1)	(6,812)	(7,023)	211	(2,276)	(2,333)	57
Boulders at Rockaway	(824)	(7)	(817)	(284)	(1)	(283)
Floating Rate - Rotunda	(1,228)	(1,098)	(130)	(411)	(397)	(14)
Corporate interest - Line / Floating	(235)	(163)	(72)	(39)	(53)	14
Total financing costs	(9,099)	(8,291)	(808)	(3,010)	(2,784)	(226)

Investment income	382	150	232	157	37	120

Corporate expenses	(678)	(578)	(100)	(216)	(174)	(42)
Accounting	(599)	(201)	(398)	(258)	(79)	(179)
Minority interest in earnings of subsidiaries	(386)	(366)	(20)	(129)	(209)	80
Distribution to Westwood Hills minority interests	(150)	(90)	(60)	-	-	-

Depreciation:
Same Properties (1)	(3,576)	(3,436)	(140)	(1,196)	(1,175)	(21)
Boulders at Rockaway	(396)	(20)	(376)	(127)	(20)	(107)
Total depreciation	(3,972)	(3,456)	(516)	(1,323)	(1,195)	(128)

Income from continuing operations	3,449	3,831	(382)	1,548	1,576	(28)

Income from discontinued operations	3,771	121	3,650	3,695	53	3,642

Net Income	$7,220	$3,952	$3,268	$5,243	$1,629	$3,614

(1) Properties operated since the beginning of fiscal 2006.
* Restated (See Notes 1 & 4 for more details.)

The consolidated results of operations for the Current Nine Months and Current Quarter are not necessarily indicative of the results to be expected for the full year.

Index

SEGMENT INFORMATION

The following tables set forth comparative NOI data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Nine Months and Current Quarter, as compared to the Prior Nine Months and Prior Year’s Quarter:

Nine Months Ended July 31:
	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2007	2006	$	%	2007	2006*	$	%	2007	2006*
	(in thousands)				(in thousands)				(in thousands)
Rental income	$12,454	$12,141	$313	2.6%	$13,614	$11,532	$2,082	18.1%	$26,068	$23,673
Reimbursements	3,601	3,767	(166)	-4.4%			-		3,601	3,767
Other	143	33	110	333.3%	272	145	127	87.6%	415	178
Total Revenue	16,198	15,941	257	1.6%	13,886	11,677	2,209	18.9%	30,084	27,618

Operating expenses	6,425	6,116	309	5.1%	6,120	5,360	760	14.2%	12,545	11,476
Net operating income	$9,773	$9,825	$(52)	-0.5%	$7,766	$6,317	$1,449	22.9%	17,539	16,142
Average
Occupancy %	90.1%	90.5%		-0.4%	94.8%	95.4%		-0.6%

Reconciliation to consolidated net income:
Deferred rents - straight lining	186	250
Amortization of acquired leases	226	271
Net investment income	382	150
General and administrative expenses	(1,277)	(779)
Depreciation	(3,972)	(3,456)
Financing costs	(9,099)	(8,291)
Distributions to certain minority interests	(150)	(90)
Minority interest	(386)	(366)
Income from continuing operations	3,449	3,831
Income from discontinued operations	3,771	121
Net income	$7,220	$3,952

* Restated (See Notes 1 & 4 for more details.)

Three Months Ended July 31:
	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2007	2006	$	%	2007	2006*	$	%	2007	2006*
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,192	$4,084	$108	2.6%	$4,642	$3,923	$719	18.3%	$8,834	$8,007
Reimbursements	1,227	1,345	(118)	-8.8%			-		1,227	1,345
Other	45	11	34	309.1%	189	65	124	190.8%	234	76
Total Revenue	5,464	5,440	24	0.4%	4,831	3,988	843	21.1%	10,295	9,428

Operating expenses	2,123	2,020	103	5.1%	1,992	1,576	416	26.4%	4,115	3,596
Net operating income	$3,341	$3,420	$(79)	-2.3%	$2,839	$2,412	$427	17.7%	6,180	5,832
Average
Occupancy %	91.0%	90.2%		0.8%	95.9%	96.4%		-0.5%

Reconciliation to consolidated net income:
Deferred rents - straight lining	72	79
Amortization of acquired leases	75	69
Net investment income	157	37
General and administrative expenses	(474)	(253)
Depreciation	(1,323)	(1,195)
Financing costs	(3,010)	(2,784)
Distributions to certain minority interests	-	-
Minority interest	(129)	(209)
Income from continuing operations	1,548	1,576
Income from discontinued operations	3,695	53
Net income	$5,243	$1,629

* Restated (See Notes 1 & 4 for more details.)

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

As indicated in the above Segment Information table, revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter increased slightly by 1.6% and 0.4%, respectively, over the comparable prior year’s periods. However, NOI for the Current Nine Months and Current Quarter decreased by 0.5% and 2.3%, over the comparable prior year’s periods. The primary reason was the adverse effect of the anticipated planned renovation at our Damascus Shopping Center property located in Damascus, MD (the “Damascus Center”), which caused a temporary decline in occupancy levels. (See discussion below). Average occupancy rates for FREIT’s commercial segment for the Current Nine Months was at 94.3%, exclusive of the Damascus Center, compared to 92.9% for the prior year’s period. The impact of this renovation on the year-to-date results of the commercial segment is reflected in the following chart:

	Nine Months Ended July 31,
	2007			2006
	Commercial		Same	Commercial		Same
($000)	Properties	Damascus	Properties	Properties	Damascus	Properties
Revenues	$16,198	$610	$15,588	$15,941	$891	$15,050

Expenses	6,425	316	6,109	6,116	331	5,785

NOI	$9,773	$294	$9,479	$9,825	$560	$9,265

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

Damascus Center, Damascus, MD: FREIT has entered into construction agreements for the redevelopment of the Damascus Center. Building plans for Phase I have been completed and have been approved by governmental agencies. Phase I construction began on June 7, 2007. Because of this redevelopment, current leases for certain tenants are being allowed to expire and are not being renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

RESIDENTIAL SEGMENT

On June 26, 2007, FREIT sold the Lakewood Apartments in Lakewood, New Jersey for $4 million. For financial reporting purposes, FREIT recognized a gain of approximately $3.7 million from the sale. In compliance with current accounting guidance, the gain on the sale and the earnings of the Lakewood operation are classified as discontinued operations. (See Note 4 for a further discussion of the sale.) With the completion of the 129-unit apartment community at The Boulders, FREIT now operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, revenue from our residential segment for the Current Nine Months increased 18.9% to $13,886,000 and NOI for the same period is also up 22.9% to $7,766,000. For the Current Quarter, revenue increased 21.1% to $4,831,000 and NOI is also up 17.7% to $2,839,000. Fiscal 2007 will be the first full year of operation for The Boulders. (See discussion below.) The contribution made by The Boulders to the Current Nine Months and Current Quarter’s revenue and NOI, as compared to the Prior Year’s revenue and NOI is reflected in the following chart:

	Nine Months Ended July 31,
	2007			2006*
	Residential	The	Same	Residential	The	Same
($000)	Properties	Boulders	Properties	Properties	Boulders	Properties
Revenues	$13,886	$1,703	$12,183	$11,677	$46	$11,631

Expenses	6,120	733	5,387	5,360	30	5,330

NOI	$7,766	$970	$6,796	$6,317	$16	$6,301

	Three Months Ended July 31,
	2007			2006*
	Residential	The	Same	Residential	The	Same
($000)	Properties	Boulders	Properties	Properties	Boulders	Properties
Revenues	$4,831	$635	$4,196	$3,988	$46	$3,942

Expenses	1,992	265	1,727	1,576	23	1,553

NOI	$2,839	$370	$2,469	$2,412	$23	$2,389
* Restated (See Note 4 for more details.)

Index

Revenues from FREIT’s residential properties continue to increase. Average occupancy rates for the Current Nine Months and Current Quarter, exclusive of The Boulders property, which was not completed until late fiscal 2006, was at 96.0% and 96.2%, respectively, compared to 95.4% and 96.4% for the prior year’s periods. The occupancy level at The Boulders was in excess of 96% at the end of July 2007, and averaged 86% during the Current Nine Month period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Nine Months and the Prior Nine Month period were $1,484 and $1,409, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $191,000 and $185,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program has been started at The Pierre Towers apartment complex (“The Pierre”). We intend to modernize, where required, all apartments and modernize some of the buildings’ mechanical services. This renovation is expected to cost approximately $2 - 4 million and take, at least, several years to complete. These costs will be financed from operating cash flow and cash reserves. Through July 31, 2007, we expended $2.6 million in capital improvements at The Pierre, including approximately $743,000 during the first nine months of the fiscal year.

The Boulders, Rockaway Township, NJ

Construction started on this 129-unit garden apartment community in July 2005 and was completed during August 2006. Development costs have been financed from construction financing and from funds available from our cash and cash equivalents. Certificates of Occupancy for all of the buildings have been received, and tenants started taking occupancy during June 2006. As of July 31, 2007 occupancy was in excess of 96%. The Boulders is expected to add to future earnings, cash flow and shareholder value.

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Fixed rate mortgages	$7,338	$6,899	$2,515	$2,291
Variable rate mortgages:
Construction Loan (1) - Boulders	161	402	-	247
Acquisition loan - Rotunda	1,184	1,055	396	383
Other	217	145	32	47
	8,900	8,501	2,943	2,968
Amortization of Mortgage Costs	199	192	67	63
Total Financing Costs	9,099	8,693	3,010	3,031
Less amount capitalized	-	(402)	-	(247)
Financing costs expensed	$9,099	$8,291	$3,010	$2,784

(1) Mortgages not in place at beginning of fiscal 2006.

Financing costs before capitalized amounts for the Current Nine Months increased 4.7% compared to the Prior Nine Months, however for the Current Quarter, financing costs decreased 0.7% over the prior year’s comparable period.

Increased financing levels at The Boulders (construction and permanent loans) resulted in increased financing costs of $808,000 for the Current Nine Months. Our acquisition loan for The Rotunda property of $22.5 million bears a floating interest rate. Higher interest rates over the course of the last year raised the level of interest expense for the Rotunda by $129,000, to $1,184,000 for the Current Nine Month period.

CERTAIN MINORITY DISTRIBUTIONS

Westwood Hills, LLC (“WH”), our 40% owned subsidiary, has a capital deficit. This deficit resulted primarily from distributions to WH’s members, of proceeds from mortgage financings, which were in excess of the carrying basis of WH’s assets. The higher mortgage amounts provided by lenders reflected the increased value of WH’s property.

Index

During the prior year’s nine month period, WH made a $150,000 distribution to its members. FREIT received $60,000 and the members owning 60% (“Minority”) received $90,000. Since WH has a capital deficit and its members are under no obligation to restore their negative capital accounts, under GAAP FREIT is required to charge its income statement for $90,000, the amount of the distribution received by the Minority. During the first quarter of fiscal 2007, WH made a $250,000 distribution to its members, of which the Minority received $150,000. FREIT reflected this distribution as a charge to its income statement for $150,000. These charges had no economic effect or cost to FREIT. No such distributions were made during the Current Quarter.

Effective June 1, 2007, the Operating Agreement of Westwood Hills, LLC was amended by a majority of the Members of Westwood Hills, LLC to require the Members to restore their negative capital accounts at Westwood Hills caused by any future losses, distributions from operations or net refinancing proceeds from the effective date of this amendment forward. As a result of this amendment, future minority interest distributions by Westwood Hills, LLC will be recorded to minority interest and will no longer impact FREIT’s income statement.

NET INVESTMENT INCOME

Net investment income for the Current Nine Months and Current Quarter was $382,000 and $157,000, respectively, a significant increase over the $150,000 and $37,000 reported for the Prior Nine Months and Prior Quarter, respectively. Net investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Center, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The increase in net investment income for the current year was primarily attributable to higher interest income for the Current Quarter due to higher interest rates on the Company’s investments, coupled with interest income relative to secured loans made in connection with the sale of an equity interest in the Damascus Center, effective October 31, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Nine Months and Current Quarter, G & A was $1,277,000 and $474,000, respectively, as compared to $779,000 and $253,000 for the prior year’s periods. The increases for the Current Nine Month and Current Quarter periods were primarily attributable to increases in accounting and auditing fees of $399,000 and $178,000, respectively.

DEPRECIATION

Depreciation expense from continuing operations for the Current Nine Months and Current Quarter was $3,972,000 and $1,323,000, respectively, an increase of $516,000 and $128,000 over the prior year’s comparable periods. The increase was primarily attributable to depreciation related to The Boulders property, completed in August 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $8.6 million for the Current Nine Months compared to $6.4 million for the Prior Nine Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Credit Line:

FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. ~~.~~Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

Index

In connection with its construction activities in Rockaway, NJ, FREIT had drawn down $1.5 million and further utilized the credit line for the issuance of a $2 million Letter of Credit (“LoC”). The $1.5 million was repaid during our first quarter and the $2 million LoC was retired on May 16, 2007.

During the current year’s second quarter, FREIT utilized $15.8 million of its credit line to repay currently maturing mortgage debt secured by Westridge Square. The $15.8 million utilized under the credit line was subsequently repaid on April 25, 2007, using proceeds from the refinancing of the Westridge Square debt. (See discussion below under “Refinancing of debt obligation” for additional information.) $18 million is currently available under the line of credit.

As described in the segment analysis above, construction of The Boulders in Rockaway Township, NJ has been completed. Construction costs were funded from draws against a construction loan. Upon completion of construction, the construction loan of approximately $14 million was converted to a permanent loan with additional funding to bring the permanent loan balance up to $20.7 million. We also have entered into construction agreements for the redevelopment of the Damascus Center, in Damascus, MD, and are planning an expansion and redevelopment of The Rotunda in Baltimore, MD.  The total capital required for these projects is estimated at $19 million, and $145 million, respectively. We expect to finance these costs, in part, from construction and mortgage financing and, in part, from contributions from our partners and available cash.  We expect these redevelopment projects to add to revenues, income, cash flow, and shareholder value.

At July 31, 2007, FREIT’s aggregate outstanding mortgage debt was $190.0 million and bears a weighted average interest rate of 5.78%, and an average life of approximately 6.3 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2008	2010	2013	2014	2016	2017	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$28.4	$12.3	$8.0	$26.1	$24.7	$22.0	$28.3	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2007 and October 31, 2006:

	July 31,	October 31,
($ in Millions)	2007	2006
Fair Value	$184.4	$184.4

Carrying Value	$190.0	$180.7

Fair values are estimated based on market interest rates at July 31, 2007 and October 31, 2006 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2007 a 1% interest rate increase would reduce the fair value of our debt by $9.1 million, and a 1% decrease would increase the fair value by $9.9 million.

Refinancing of debt obligation: On April 2, 2007, FREIT repaid the outstanding principal balance with respect to its $19.2 million 8.31% mortgage note due on July 1, 2007, which was secured by its’ Westridge Square commercial property. The outstanding principal balance of $15.8 million was repaid using funds available on hand and borrowings from FREIT’s credit line. The decision to retire the debt early was made in order to take advantage of favorable interest rates relative to FREIT’s credit line. No prepayment penalty was incurred as a result of the early retirement of this debt.  On April 25, 2007, FREIT refinanced the above mentioned mortgage debt with the placement of a $22 million 5.55% mortgage note due in May 2017, also secured by FREIT’s Westridge Square commercial property. This new mortgage note will be “interest only” through the maturity date. It is FREIT’s intent to use the additional proceeds to fund existing capital projects.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT’s only floating rate loan outstanding is its $22.5 million acquisition loan for The Rotunda. A 1% rate fluctuation would impact earnings on an annual basis by $226,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

Index

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($5,981,000 at July 31, 2007). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it has to be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2007, FREIT’s swap contract was in the money. If FREIT had terminated its contract at that date it would have realized a gain of about $39,000. This amount has been included as an asset in FREIT’s balance sheet as at July 31, 2007, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")
	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006*	2007	2006*
	($ in thousands)

Net income	$7,220	$3,952	$5,243	$1,629
Depreciation	3,972	3,456	1,323	1,195
Amortization of deferred mortgage costs	199	192	67	63
Deferred rents (Straight lining)	(186)	(250)	(72)	(79)
Amortization of acquired leases	(226)	(271)	(75)	(69)
Capital Improvements - Apartments	(314)	(234)	(77)	(90)
Discontinued operations	(3,771)	(121)	(3,695)	(53)
Minority interests:
Equity in earnings of affiliates	536	456	129	209
Distributions to minority interests	(541)	(420)	(155)	(60)

FFO	$6,889	$6,760	$2,688	$2,745

Per Share - Basic	$1.02	$1.04	$0.40	$0.42
Per Share - Diluted	$1.00	$1.00	$0.39	$0.40

Weighted Average Shares Outstanding:
Basic	6,752	6,530	6,756	6,548
Diluted	6,919	6,787	6,925	6,888

* Restated (See Notes 1 & 4 for more details.)

Index

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

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity and Capital Resources” above.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first nine months of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II:  Other Information

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Page

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer	21

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer	22

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	23

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	24

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 10, 2007
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)