Form 10-K
period 2007-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2008-01-14
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2007

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

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $128 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2007, the last business day of the registrant’s most recently completed second quarter.

As of January 10, 2008, the number of shares of beneficial interest outstanding was 6,760,652.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be held on April 9, 2008 are incorporated by reference in Part III of this Annual Report.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The registrant cautions readers that forward-looking statements, including, without limitation, those relating to the registrant’s investment policies and objectives; the financial performance of the registrant; the ability of the registrant to service its debt; the competitive conditions which affect the registrant’s business; the ability of the registrant to obtain the necessary governmental approvals for the development, expansion or renovation of its properties, the impact of environmental conditions affecting the registrant’s properties, and the registrant’s liquidity and capital resources, are subject to certain risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the registrant’s future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; federal, state and local governmental regulations that affect the registrant; and the competitive environment in which the registrant operates, including, the availability of retail space and residential apartment units in the areas where the registrant’s properties are located. In addition, the registrant’s continued qualification as a real estate investment trust involves the application of highly technical and complex rules of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The forward-looking statements are made as of the date of this Annual Report and the registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I

ITEM 1	BUSINESS

(a)	General Business

First Real Estate Investment Trust of New Jersey (“FREIT”) is an equity real estate investment trust (“REIT”) organized in New Jersey in 1961. FREIT acquires, develops, constructs and holds real estate properties for long-term investment and not for resale.

FREIT’s long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to its shareholders, and (iii) increase the overall value of FREIT’s portfolio. FREIT’s investments may take the form of wholly-owned fee interests, or if the circumstances warrant diversification of risk, ownership on a joint venture basis with other parties, including employees and affiliates of Hekemian & Co., Inc. (“Hekemian”) (See “Management Agreement”), provided FREIT is able to maintain management control over the property. While our general investment policy is to hold and maintain properties long-term, we may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which we have determined or determine are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

           Fiscal Year 2007 Developments

(i)	FINANCING

(a) On April 2, 2007, FREIT repaid the outstanding principal balance with respect to its $19.2 million, 8.31% mortgage note which was due on July 1, 2007, and which was secured by its Westridge Square commercial property. The outstanding principal balance of $15.8 million was repaid using funds available on hand and borrowings from FREIT’s credit line. The decision to retire the debt early was made in order to take advantage of lower long-term interest rates relative to the outstanding note. No prepayment penalty was incurred as a result of the early retirement of this debt.  On April 25, 2007, FREIT refinanced the above mentioned mortgage debt with the placement of a $22 million 5.55% mortgage note due in May 2017, also secured by FREIT’s Westridge Square commercial property. This new mortgage note will be “interest only” through the maturity date. It is FREIT’s intent to use the additional proceeds to fund existing capital projects.

(b) During August 2006, construction of The Boulders in Rockaway Township, NJ (FREIT’s 129 garden apartment project in Rockaway, NJ) was completed. Construction costs were funded from draws against a construction loan. As of October 31, 2006 FREIT had drawn down construction advances of approximately $14,369,000 and had no plans to request any additional construction draws since it has used funds from its own reserves to complete the construction of the project. The maturity date for the construction loan was January 1, 2007, and under certain circumstances, this date could be extended to February 1, 2007. On January 10, 2007, FREIT converted the construction loan to a permanent loan with additional funding to bring the permanent loan balance up to $20.7 million. The permanent loan bears a fixed interest rate of 5.37%, and requires fixed monthly interest and principal payments totaling $115,850. The final payment of unpaid principal will be due on January 10, 2022. It is FREIT’s intention to use the additional proceeds to fund existing capital projects.

(c) During August 2007, Damascus Centre, LLC, a 70% owned affiliate of FREIT, received a commitment from a financial institution to provide the construction financing at the Damascus Center Shopping Center, Damascus, MD (See Construction below). The loan amount will be for $27.3 million, will bear interest on outstanding draws at LIBOR plus 1.35%, and will have a term of forty-eight (48) months, with an option to extend for an additional twelve (12) months. The loan is collateralized by the shopping center and is guaranteed by FREIT.

(ii)	ACQUISITIONS & DISPOSITIONS

(a)           On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, New Jersey. The sales price for the property was $4 million. The property was acquired in 1962 for approximately $407,000. A portion of the proceeds from the Lakewood sale (approximately $1.6 million) was used to acquire comparable real estate during the 4th quarter of Fiscal 2007. (See (ii) (b) below for more details on this transaction.) This real estate purchase was structured in a manner that qualified the $1.6 million of the Lakewood proceeds as a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code, and as such resulted in a deferral for income tax purposes of a portion of the gain recognized on the Lakewood sale. (See Note 3 for more details on this transaction.)

(b)           On September 28, 2007, FREIT acquired three (3) parcels of land in Rochelle Park, NJ. The Rochelle Park sites total approximately one acre. The acquisition cost was approximately $2.5 million, of which $1.6 million relates to the land and $0.9 million relates to an advance to the Pascack Community Bank, the lessee of the property, for construction of a bank branch on the site. A portion of the funds (approximately $1.6 million) used to acquire the Rochelle Park land qualified as a “1031 exchange” under current Internal Revenue Code regulations.

(iii)	CONSTRUCTION

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are estimated to be approximately $21.9 million.  Building plans for Phase I have been approved and construction on Phase I began in June 2007 with completion of Phase I expected no later than February 2008. Phase I construction costs will approximate $4 million of which $2.5 million has already been expended. Construction financing for approximately $27.3 million has been committed that will be available to fund future and already expended construction costs, and will be drawn upon as needed.  Because of this expansion leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

FREIT recently completed the re-configuration and renovation of the space formerly occupied by a movie theater at its Westridge Square Shopping Center in Frederick, MD at a cost approximating $1 million.  The former movie theater operator, as part of its lease termination fee, supplied the funds for this re-configuration.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the two years ended October 31, 2007 is incorporated by reference to Note 12, “Segment Information.”

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

Portfolio of Real Estate Investments

At October 31, 2007, FREIT’s real estate holdings included (i) nine (9) apartment buildings or complexes containing 1,075 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,265,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) four (4) parcels of undeveloped land consisting of approximately 40.37 acres. FREIT and its subsidiaries own all such properties in fee simple. See “Item 2 Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

           Investment in Subsidiaries

The consolidated financial statements (See Note 1 to the Consolidated Financial Statements included in this Form 10-K) include the accounts of the following subsidiaries not wholly owned by FREIT:

Westwood Hills, LLC (“Westwood Hills”): FREIT owns a 40% membership interest in Westwood Hills, which owns and operates a 210-unit residential apartment complex in Westwood, NJ.

Wayne PSC, LLC (“WaynePSC”): FREIT owns a 40% membership interest in Wayne PSC, which owns a 322,000 sq. ft. community center in Wayne, NJ.

S And A Commercial Associates Limited Partnership (“S And A”): FREIT owns a 65% partnership interest in S And A which owns a 269-unit residential apartment complex in Hackensack, NJ.

Grande Rotunda, LLC (“Grande”): FREIT owns a 60% membership interest in Grande which owns a 217,000 square foot mixed use property in Baltimore, MD.

Damascus Centre, LLC (“Damascus”): FREIT owns a 70% membership interest in Damascus, that owns a 140,000 square foot shopping center in Damascus, MD.

WestFREIT Corp: FREIT owns a 100% membership interest in WestFREIT, which owns a 257,000 square foot shopping center in Frederick, MD.

WestFredic LLC: FREIT owns a 100% membership interest in WestFredic, which assumed a $22 million mortgage loan that is secured by the Westridge Square Shopping Center in Frederick, MD.

            Employees

On October 31, 2007 FREIT and its subsidiaries had twenty-five (25) full-time employees and six (6) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately fifty to sixty percent (50% - 60%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately eight percent (8%) of his business activities to FREIT. Refer to “Item 10 – Directors, Executive Officers and Corporate Governance.” Hekemian & Co., Inc. (“Hekemian”) has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement.”

            Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement currently runs until October 31, 2009 and shall be automatically renewed for periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The salient provisions of the Management Agreement are as follows: FREIT continues to retain the Managing Agent as the exclusive management and leasing agent for properties which FREIT owned as of April 2002 and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. The Managing Agent is no longer the exclusive advisor for FREIT to locate and recommend to FREIT investments, which the Managing Agent deems suitable for FREIT, and is no longer required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which the Managing Agent may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the new Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s board of directors approved development fee arrangements for The Rotunda and Damascus Center redevelopment projects, as well as the South Brunswick development project. These development fees payable to Hekemian, or an affiliate of Hekemian, in connection with these projects are as follows: The Rotunda, owned by Grande Rotunda, LLC, a 60% owned subsidiary of FREIT, 6.375% of development costs of up $136,000,000 as may be modified; Damascus, owned by Damascus Centre, LLC, a 70% owned subsidiary of FREIT, 7% of development costs of up to $17,328,000 as may be modified; and South Brunswick, 7% of development costs of up to $21,000,000 as may be modified. These arrangements are subject to the execution of definitive contracts, which have not yet been finalized and approved.  See “First Real Estate Investment Trust of New Jersey Notes to Consolidated Financial Statements - Note 8.”

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Hekemian owns approximately 0.2% of all of the issued and outstanding shares of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian, and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian.

            Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2007, FREIT’s aggregate outstanding mortgage debt was $189.4 million with an average interest cost on a weighted average basis of 5.79%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in “Item 2 Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2007 with respect to each of these properties.

FREIT is currently highly leveraged and will continue to be for the foreseeable future. This increased level of indebtedness also presents an increased risk of default on the obligations of FREIT and an increase in debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT’s mortgage loans are being amortized over a period that is greater than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. See “Liquidity and Capital Resources” under Item 7.

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

In addition, retailers at FREIT's commercial properties face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing and shopping through cable and computer sources, particularly over the internet, and telemarketing. In many markets, the trade areas of FREIT's commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT's commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT's tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT's commercial properties.

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect on Economic and Real Estate Conditions

The revenues and value of FREIT’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slow downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a commercial property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

(B)	Commercial Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

FREIT believes that its revenues and earnings; its ability to meet its debt obligations; and its funds available for distribution to shareholders would be adversely affected if space in FREIT's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations.

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2007 the following table lists the ten (10) largest commercial tenants, which account for approximately 51.6% of FREIT’s commercial rental space and 34.2% of fixed commercial rents.

Tenant	Center	Sq. Ft.
Burlington Coat Factory	Westridge Square	85,992
Kmart Corporation	Westwood Plaza	84,254
Macy's Federated Department Stores, Inc.	Preakness	81,160
Pathmark Stores Inc.	Patchogue	63,932
Stop & Shop Supermarket Co.	Preakness	61,020
Giant of Maryland LLC	Westridge Square	55,330
Stop & Shop Supermarket Co.	Franklin Crossing	48,673
Safeway Stores Inc.	Damascus Center	45,189
Giant of Maryland LLC	The Rotunda	35,152
TJMAXX	Westwood Plaza	28,480

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make expected distributions to its shareholders, could be adversely affected. During Fiscal 2006, one lease, which we consider material, for approximately 18,954 sq. ft. at our Damascus shopping center, was allowed to expire without attempting renewal in order to allow FREIT to redevelop and expand the center. During Fiscal 2007 there were no material lease expirations, and there are no material lease expirations expected during Fiscal 2008 and 2009.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders.

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

In performing the remedial work, possible contamination of this property by groundwater migrating from an offsite source was discovered. The NJDEP has not made any determination with respect to responsibility for remediation of this possible condition, and it is not possible to determine whether or to what extent Wayne PSC will have potential liability with respect to this condition or whether or to what extent insurance coverage may be available.

(iv)	Other

a) The State of New Jersey has adopted an underground fuel storage tank law and various regulations with respect to underground storage tanks.

FREIT no longer has underground storage tanks on any of its properties.

FREIT has conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey; and residential apartment properties located in Palisades Park and Hasbrouck Heights, New Jersey. Except as noted in subparagraph (iii) above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable Federal or state law or regulation.

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

Each of the apartment buildings or complexes owned by FREIT is subject to some form of rent control ordinance which limits the amount by which FREIT can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT can charge for vacated units, except for Westwood Hills and The Boulders at Rockaway which are not subject to any rent control law or regulation.

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

See discussion under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1 B	UNRESOLVED STAFF COMMENTS

 None.

ITEM 2	PROPERTIES

Portfolio of Investments: The following tables set forth certain information relating to each of FREIT's real estate investments in addition to the specific mortgages encumbering the properties.

Residential Apartment Properties as of October 31, 2007:
					Depreciated Cost of
			Average Annual	Mortgage Balance	Buildings &
Property and Location	Year Acquired	No. of Units	Occupancy Rate	$(000)	Equipment($000)

Palisades Manor	1962	12	96.8%	None (1)	$39
Palisades Park, NJ

Grandview Apts.	1964	20	97.7%	None (1)	$136
Hasbrouck Heights, NJ

Heights Manor	1971	79	95.0%	$3,231	$531
Spring Lake Heights, NJ

Hammel Gardens	1972	80	98.3%	$4,705	$757
Maywood, NJ

Steuben Arms	1975	100	97.1%	$6,524	$1,270
River Edge, NJ

Berdan Court	1965	176	96.8%	$12,885	$1,446
Wayne, NJ

Pierre Towers (3)	2004	269	93.6%	$34,125	$44,835
Hackensack, NJ

Westwood Hills (2)	1994	210	97.3%	$16,589	$12,280
Westwood , NJ

Boulders (4)	2006	129	88.0%	$20,487	$17,986
Rockaway, NJ

(1)	Security for draws against FREIT's Credit Line.
(2)	FREIT owns a 40% equity interest in Westwood Hills. See Investment in Affiliates.
(3)	Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.
(4)	Construction completed in August 2006 on land acquired in 1963 / 1964.

Commercial Properties as of October 31, 2007:

		Leaseable Space-			Depreciated Cost of
		Approximate	Average Annual	Mortgage Balance	Buildings &
Property and Location	Year Acquired	Sq. Ft.	Occupancy Rate	$(000)	Equipment ($000)
Franklin Crossing	1966 (2)	87,041	97.8%	None (1)	$8,850
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	99.2%	$9,226	$10,591
Westwood, NJ

Westridge Square (6)	1992	256,620	89.3%	$22,000	$20,328
Frederick, MD

Pathmark Super Store	1997	63,962	100%	$5,929	$8,718
Patchogue, NY

Glen Rock, NJ	1962	4,800	100%	None (1)	$137

Preakness Center (3)	2002	322,136	98.5%	$31,188	$31,568
Wayne, NJ

Damascus Center (4)	2003	139,878	55.9%	None	$11,971
Damascus. MD

Rochelle Park, NJ	2007	1 Acre	N/A	None	$2,542
		Landlease

Rockaway, NJ	1964/1963	1 Acre	100%	None	$169
		Landlease

The Rotunda (5)	2005	216,645	88.2%	$22,500	$33,503
Baltimore, MD

(1)	Security for draws against FREIT's Credit Line.
(2)	The original 33,000 sq. ft. shopping center was replaced with a new 87,041 sq. ft. center that opened in October 1997.
(3)	FREIT owns a 40% equity interest in WaynePSC that owns the center.
(4)	FREIT owns a 70% equity interest in Damascus Centre, LLC that owns the center.
(5)	FREIT owns a 60% equity interest in Grande Rotunda, LLC that owns the center.
(6)	FREIT owns a 100% interest in WestFREIT Corp that owns the center.

Land Under Development and Vacant Land as of October 31, 2007:

			Permitted Use per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel

Vacant Land:
Franklin Lakes, NJ	1966	None	Residential	4.27

Wayne, NJ	2002	None	Commercial	2.1

Rockaway, NJ	1964	None	Residential	1.0

So. Brunswick, NJ (2)	1964	Principally leased as farmland qualifying for state farmland assessment tax treatment	Industrial	33.0
(1) All of the above land is unencumbered, except as noted.
(2) Site plan approval received for the construction of a 563,000 square foot industrial building.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT’s business is not materially dependent upon any single tenant or any one of its properties.

The following table lists FREIT’s properties that have contributed approximately 15% or more of FREIT’s total revenue in one (1) or more of the last three (3) fiscal years.

	Fiscal Year Ended October 31,
	2007	2006	2005
Preakness Center	14.4%	14.8%	16.2%
Pierre Towers	14.4%	14.9%	16.3%

Although FREIT’s general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT’s and its shareholders’ best interests. With respect to FREIT’s future acquisition and development activities, FREIT will evaluate various real estate opportunities, which FREIT believes would increase FREIT’s revenues and earnings, as well as compliment and increase the overall value of FREIT’s existing investment portfolio.

Except for the Pathmark supermarket super store located in Patchogue, Long Island, the Commerce Bank branch located in Rockaway, NJ and the Pascack Community Bank branch to be constructed on our land in Rochelle Park, NJ, all of FREIT’s and its subsidiaries commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have seventeen (17) anchor / major tenants, that account for approximately 59% of the space leased. The balance of the space is leased to one hundred and eighty eight (188) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property Shopping Center (SC) Office Building (O)	Net Leaseable Space	Anchor/Major Tenants	No. Of Satellite Tenants
Westridge Square	256,620 (SC)	Giant Food	27
Frederick, MD		Burlington Coat Factory
Franklin Crossing	87,041 (SC)	Stop & Shop	19
Franklin, Lakes, NJ
Westwood Plaza	173,854 (SC)	Kmart Corp	20
Westwood, NJ		TJMaxx
Preakness Center (1)	322,136 (SC)	Stop & Shop	40
Wayne, NJ		Macy's
		CVS
		Annie Sez
		ClearView Theaters
Damascus Center (2)	139,878 (SC)	Safeway Stores	11
Damascus, MD
The Rotunda (3)	138,276 (O)	Clear Channel Broadcasting	63
Baltimore, MD		US Social Security Office
		Janus Associates
	78,369 (SC)	Giant Food	8
		Rite Aid Corporation
		Bank of America
(1)	FREIT has a 40% interest in this property.
(2)	FREIT has a 70% interest in this property.
(3)	FREIT has a 60% interest in this property.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT’s commercial properties (excluding The Rotunda, which was acquired in July 2005) averaged a 91.6% occupancy rate with respect to FREIT’s available leasable space

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.7% occupancy rate with respect to FREIT’s available apartment units.

FREIT does not believe that any seasonal factors materially affect FREIT’s business operations and the leasing of its commercial and apartment properties.

FREIT believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

ITEM 3	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FREIT is a party, or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT's business including various tenancy and related matters. Notwithstanding the environmental conditions disclosed in “Item 1(c) Narrative Description of Business - Impact of Governmental Laws and Regulations on Registrant’s Business; Environmental Matters,” there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of FREIT's 2007 fiscal year.

PART II

ITEM 5	MARKET FOR FREIT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized, issued and outstanding class of equity. As of January 10, 2008, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2007
First Quarter	$24.85	$25.08
Second Quarter	$24.21	$24.28
Third Quarter	$26.17	$26.22
Fourth Quarter	$23.81	$23.93

	Bid	Asked
Fiscal Year Ended October 31, 2006
First Quarter	$32.00	$33.00
Second Quarter	$33.37	$35.00
Third Quarter	$25.15	$25.15
Fourth Quarter	$23.50	$23.60

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, LLC., members of the New York Stock Exchange and other national securities exchanges.

FREIT did not repurchase any shares of beneficial interest during the period covered by this report.

            Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2007 and Fiscal 2006, FREIT paid or declared aggregate total dividends of $1.30 and $1.25 per share, respectively, to the holders of shares. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2007 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2007	2006	2005	2004	2003
	(In thousands of dollars)
Total Assets	$242,755	$234,786	$214,998	$190,575	$155,764
Mortgage Loans	$189,389	$180,679	$166,874	$148,244	$126,767
Shareholders' Equity	$25,130	$24,972	$26,115	$28,671	$19,783
Weighted average shares outstanding:
Basic	6,753	6,574	6,440	6,378	6,268
Diluted	6,916	6,816	6,774	6,658	6,522

INCOME STATEMENT DATA:
Year Ended October 31,	2007	2006	2005	2004	2003
	(In thousands of dollars, except per share amounts)
Revenue:
Revenue from real estate operations	$40,738	$37,893	$33,268	$29,952	$25,005
Expenses:
Real estate operations	16,673	15,658	13,414	11,235	8,925
General and administrative expenses	1,543	1,212	1,001	689	592
Depreciation	5,311	4,726	4,252	3,663	2,826
Totals	23,527	21,596	18,667	15,587	12,343

Operating income	17,211	16,297	14,601	14,365	12,662

Investment income	634	232	229	183	201
Interest expense including amortization of deferred financing costs	(11,897)	(11,127)	(10,039)	(9,046)	(7,838)
Minority interest	(776)	(407)	(426)	(555)	(2,254)
Income from continuing operations	5,172	4,995	4,365	4,947	2,771
Discontinued operations:
Income from discontinued operations, net of Minority Interests *	3,771	163	129	10,124	914
Net income	$8,943	$5,158	$4,494	$15,071	$3,685

* Includes gain on disposal of $3,680 and $12,681 in fiscal years 2007 and 2004 respectively.

Basic earnings per share:
Continuing operations	$0.76	$0.76	$0.68	$0.77	$0.44
Discontinued operations	0.56	0.02	0.02	1.59	0.15
Net income	$1.32	$0.78	$0.70	$2.36	$0.59
Diluted earnings per share:
Continuing operations	$0.74	$0.73	$0.64	$0.74	$0.42
Discontinued operations	0.55	0.03	0.02	1.53	0.14
Net income	$1.29	$0.76	$0.66	$2.27	$0.56
Cash Dividends Declared Per Common Share	$1.30	$1.25	$1.20	$1.10	$0.90

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, governmental actions and initiatives; environmental/safety requirements; and risks of real estate development and acquisitions. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, and unforeseen construction delays.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2007 and 2006, and for the years ended October 31, 2007, 2006 and 2005. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. During 2004 and 2007, FREIT sold its Olney, MD and its Lakewood, NJ properties, respectively. FREIT has reclassified the net income (loss) from the operation of these properties as Discontinued Operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of these properties within the consolidated statements of income. The results of this reclassification can be seen in "Item 6 Selected Financial Data" above and in the Consolidated Financial Statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K.

Since we consider net income from continuing operations to be the most significant element of net income, all references and comparisons refer to this item unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated), and refer to earnings per share from continuing operations and have been adjusted to reflect the one-
for-one share dividends paid in October 2001 and March 2004.

Results of Operations:

Fiscal Years Ended October 31, 2007 and 2006

Summary revenues and net income for the fiscal years ended October 31, 2007 (“Fiscal 2007”) and October 31, 2006 (“Fiscal 2006”) are as follows:

	For the Year Ended
	October 31,
	2007	2006	Change
	(in thousands, except per share amounts)
Commercial revenues:
Same properties (1)	$22,088	$21,926	$162
New properties	24	-	24
	22,112	21,926	186
Residential revenues:
Same properties (1)	16,274	15,583	691
New properties	2,352	384	1,968
	18,626	15,967	2,659
Total Real Estate Revenues	40,738	37,893	2,845

Operating expenses:
Real estate operations	16,673	15,658	1,015
General and administrative	1,543	1,212	331
Depreciation	5,311	4,726	585
Total operating expenses	23,527	21,596	1,931

Operating Income	17,211	16,297	914

Investment income	634	232	402

Financing costs	(11,897)	(11,127)	(770)
Minority interest in earnings of subsidiaries	(626)	(257)	(369)
Distribution to certain minority interests	(150)	(150)	-
Income from continuing operations	5,172	4,995	177

Income from discontinued operations	3,771	163	3,608

Net Income	$8,943	$5,158	$3,785

Basic earnings per share:
Continuing operations	$0.76	$0.76	-
Discontinued operations	$0.56	$0.02	$0.54
Net income	$1.32	$0.78	$0.54

Diluted earnings per share:
Continuing operations	$0.74	$0.73	$0.01
Discontinued operations	$0.55	$0.03	$0.52
Net income	$1.29	$0.76	$0.53

Weighted average shares outstanding:
Basic	6,753	6,574
Diluted	6,916	6,816

(1) Properties operated since the beginning of Fiscal 2006.

Revenue for Fiscal 2007 increased 7.5% to $40,738,000 compared to $37,893,000 for Fiscal 2006. The increase in real estate revenues was principally attributable to FREIT’s residential operations, primarily at The Boulders in Rockaway Township, NJ, which accounted for 69.2% of the increase in revenues.

During the 3rd quarter of Fiscal 2007, FREIT sold its Lakewood Apartments in Lakewood, New Jersey. In compliance with current accounting guidance, the gain on the sale, as well as the current and prior year’s earnings of the Lakewood operation are classified as “Income from discontinued operations”, which is included within “Net Income” after “Income from continuing operations”. (See Note 3 for a further discussion of the sale.) Net income for Fiscal 2007 was $8,943,000 ($1.29 diluted) compared to $5,158,000 ($0.76 diluted) for the prior year. Income from continuing operations for Fiscal 2007 was $5,172,000 ($0.74 diluted) compared to $4,995,000 ($0.73 diluted) for the prior year. The schedule below provides a detailed analysis of the major changes that impacted revenue and net income for Fiscal 2007 and 2006:

NET INCOME COMPONENTS
	Year Ended October 31,
	2007	2006	Change
	(in thousands)
Commercial Properties
Same Properties (1)	$13,085	$12,710	$375
Damascus Center - undergoing renovation	406	752	(346)
Total Commercial Properties	13,491	13,462	29

Residential Properties
Same Properties (1)	9,177	8,541	636
Boulders at Rockaway	1,397	232	1,165
Total Residential Properties	10,574	8,773	1,801

Total income from real estate operations	24,065	22,235	1,830

Financing costs:
Fixed rate mortgages
Same Properties (1)	(8,858)	(9,374)	516
Boulders at Rockaway	(1,108)	-	(1,108)
Floating Rate - Rotunda	(1,638)	(1,509)	(129)
Corporate interest - Line / Floating	(293)	(244)	(49)
Total financing costs	(11,897)	(11,127)	(770)

Investment income	634	232	402

Corporate expenses	(816)	(800)	(16)
Accounting	(727)	(412)	(315)
Minority interest in earnings of subsidiaries	(626)	(257)	(369)
Distribution to Westwood Hills minority interests	(150)	(150)	-

Depreciation:
Same Properties (1)	(4,786)	(4,601)	(185)
Boulders at Rockaway	(525)	(125)	(400)
Total depreciation	(5,311)	(4,726)	(585)

Income from continuing operations	5,172	4,995	177

Income from discontinued operations	3,771	163	3,608

Net Income	$8,943	$5,158	$3,785

(1) Properties operated since the beginning of Fiscal 2006.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	Oct 31,		Increase (Decrease)		Oct 31,		Increase (Decrease)		Oct 31,
	2007	2006	$	%	2007	2006*	$	%	2007	2006*
	(in thousands)				(in thousands)				(in thousands)
Rental income	$16,692	$16,264	$428	2.6%	$18,333	$15,777	$2,556	16.2%	$35,025	$32,041
Reimbursements	4,639	4,669	(30)	-0.6%			-		4,639	4,669
Other	182	161	21	13.0%	293	190	103	54.2%	475	351
Total Revenue	21,513	21,094	419	2.0%	18,626	15,967	2,659	16.7%	40,139	37,061

Operating expenses	8,621	8,464	157	1.9%	8,052	7,194	858	11.9%	16,673	15,658
Net operating income	$12,892	$12,630	$262	2.1%	$10,574	$8,773	$1,801	20.5%	23,466	21,403
Average
Occupancy %	90.3%	90.3%		0.0%	95.0%	95.6%		-0.6%

Reconciliation to consolidated net income:
Deferred rents - straight lining	298	342
Amortization of acquired leases	301	490
Net investment income	634	232
General and administrative expenses	(1,543)	(1,212)
Depreciation	(5,311)	(4,726)
Financing costs	(11,897)	(11,127)
Distributions to certain minority interests	(150)	(150)
Minority interest	(626)	(257)
Income from continuing operations	5,172	4,995
Income from discontinued operations	3,771	163
Net income	$8,943	$5,158

* Reclassified to reflect discontinued operations (See Notes 1 & 3 to the consolidated financial statements for more details.)

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

COMMERCIAL SEGMENT
The commercial segment contained ten (10) separate properties during Fiscal 2007 and nine (9) separate properties during Fiscal 2006. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income. The Rockaway land is leased to a tenant who has built and operates a bank branch on the land. In Rochelle Park, FREIT leases the land to a tenant who plans to build and operate a bank branch on the land.

Revenue and NOI from FREIT’s commercial segment for Fiscal 2007 increased $419,000 (2.0%) and $262,000 (2.1%), respectively, over Fiscal 2006. The primary reasons for the increase in revenue and NOI, not including Damascus, were higher occupancy levels and a decrease in operating expense over last year, specifically leasing commissions at The Rotunda. The increase in revenue and NOI was tempered slightly by the adverse effect of the anticipated planned renovation at our Damascus Shopping Center (the “Damascus Center”), which caused a temporary decline in occupancy levels (see discussion below). Average occupancy rates for FREIT’s commercial segment for Fiscal 2007 was at 94.6%, exclusive of the Damascus Center, compared to 93.0% for Fiscal 2006. Occupancy rates for the Damascus Center decreased to 55.9% for Fiscal 2007 from 68.6% for Fiscal 2006.

The impact of this renovation on the year-to-date results of the commercial segment is reflected in the following table:

	Year Ended
	October 31, 2007			October 31, 2006
	(in thousands)
	Commercial Combined	Damascus	Same Properties	Commercial Combined	Damascus	Same Properties
Revenues	$21,513	$816	$20,697	$21,094	$1,178	$19,916
Expenses	8,621	410	8,211	8,464	426	8,038
NOI	$12,892	$406	$12,486	$12,630	$752	$11,878

Revenues and NOI for same properties increased 4% and 5% respectively for Fiscal 2007 over Fiscal 2006.

DEVELOPMENT ACTIVITIES
A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million.  Building plans for Phase I have been approved and construction on Phase I began in June 2007 with completion expected no later than February 2008. Phase I construction costs will approximate $4 million of which $2.5 million has already been expended. Construction financing for approximately $27.3 million has been committed that will be available to fund future and already expended construction costs, and will be drawn upon as needed.  Because of this expansion leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) continued during Fiscal 2007. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. These development costs are expected to approximate $145 million. City Planning Board approval has been received, and construction is expected to start during calendar 2008.

FREIT recently completed the re-configuration and renovation of the space formerly occupied by a movie theater at its Westridge Square Shopping Center in Frederick, MD at a cost approximating $1 million.  The former movie theater operator, as part of its lease termination fee, supplied the funds for this re-configuration.

RESIDENTIAL SEGMENT
On June 26, 2007, FREIT sold the Lakewood Apartments in Lakewood, New Jersey for $4 million. For financial reporting purposes, FREIT recognized a gain of approximately $3.7 million from the sale. In compliance with current accounting guidance, the gain on the sale and the earnings of the Lakewood operation are classified as discontinued operations. (See Note 3 for a further discussion of the sale.)DuringFiscal 2007, FREIT operated nine (9) multi-family apartment communities totaling 1,075 apartment units, not including the Lakewood property. During the latter part of June 2006, tenants began taking occupancy at completed buildings at FREIT’s 129-unit Rockaway, NJ project, The Boulders, which had been under construction.  (See discussion below.) Fiscal 2007 was the first full year of operation for The Boulders. As of December 31, 2007 occupancy was in excess of 93%.

During Fiscal 2007 revenues increased $2,659,000 (16.7%) to $18,626,000 and NOI increased $1,801,000 (20.5%) to $10,574,000 over Fiscal 2006. The favorable results at FREIT’s residential segment for Fiscal 2007 were primarily attributable to the contribution made by The Boulders, in addition to a combination of higher occupancy levels and higher rents. As a result of the continuing firming of the apartment rental markets in FREIT’s operating areas, we expect continued favorable operating results at our residential segment during Fiscal 2008.

The contribution made by The Boulders, to revenues and NOI during Fiscal 2007 and 2006 is reflected in the following table:

	Year Ended
	October 31, 2007			October 31, 2006
	(in thousands)
	Residential Combined	Boulders	Same Properties	Residential Combined	Boulders	Same Properties
Revenues	$18,626	$2,352	$16,274	$15,967	$384	$15,583
Expenses	8,052	955	7,097	7,194	152	7,042
NOI	$10,574	$1,397	$9,177	$8,773	$232	$8,541

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $197,000 and $187,000 respectively.

Capital expenditures: During Fiscal 2007 we expended $460,000 ($679 per apartment unit) excluding The Pierre and the newly constructed Boulders. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties.

At The Pierre, a major renovation program is ongoing. We intend to modernize, where required, all apartments and to modernize some of the building’s mechanical services. This renovation is expected to cost approximately $3 - $4 million and apartments are to be renovated as they become temporarily vacant, over the next several years. These costs will be financed from operating cash flow and cash reserves. Through October 31, 2007, we expended approximately $2.7 million in capital improvements at The Pierre, including approximately $794,000 during Fiscal 2007.

The Boulders, Rockaway Township, NJ
Construction, which had begun in July 2005, was completed in August 2006 on 129 garden apartment units on FREIT’s property in Rockaway, NJ. Development costs estimated at $17.7 million were financed from construction financing and funds available from our cash and cash equivalents. Certificates of Occupancy for the buildings have been received, and tenants started taking occupancy during June 2006. As of December 31, 2007 occupancy was in excess of 93%.

NET INVESTMENT INCOME
Net investment income increased 173% to $634,000 during Fiscal 2007 from $232,000 in Fiscal 2006. Net investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Center, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The increase in net investment income for the current year was primarily attributable to higher interest income for the current year due to higher interest rates on the Company’s investments, coupled with interest income relative to the secured loans made to Hekemian employees in connection with the sale of an equity interest in the Damascus Center, effective October 31, 2006.

FINANCING COSTS
Financing costs are summarized as follows:

	Year Ended
	October 31,
	2007	2006
	(in thousands)
Fixed rate mortgages
1st mortgages
Existing	$6,503	$9,242
New (1)	1,728	-
2nd mortgages
Existing	1,774	540
Variable rate mortgages:
Acquisition loan - Rotunda	1,580	1,460
Credit line	185	86
Other	84	134
	11,854	11,462
Amortization of mortgage costs	277	246
Less construction period interest capitalized	(234)	(581)
Financing costs expensed	$11,897	$11,127

(1) Mortgages not in place at beginning of Fiscal 2006.

Financing costs for Fiscal 2007 increased by $770,000 (6.9%) compared to Fiscal 2006. The principal reasons for the increase were due to increased financing levels at The Boulders (construction and permanent loans) resulting in an increase in financing costs of $1,108,000 for Fiscal 2007, coupled with higher interest rates relative to The Rotunda acquisition loan of $22.5 million, which bears a floating interest rate. Higher interest rates over the course of the last year raised the level of interest expense for The Rotunda by $120,000, to $1,580,000 for Fiscal 2007.

GENERAL AND ADMINISTRATIVE EXPENSES
Our general and administrative expenses increased $331,000 (27.3%) to $1,543,000 for Fiscal 2007 from $1,212,000 for Fiscal 2006. The increases for Fiscal 2007 were primarily attributable to increases in accounting and auditing fees of $315,000.

DEPRECIATION
Depreciation expense in Fiscal 2007 increased $585,000 (12.4%) to $5,311,000 from $4,726,000 for Fiscal 2006. The increase was primarily attributable to depreciation related to The Boulders property, completed in August 2006.

Results of Operations:
Fiscal Years Ended October 31, 2006 and 2005

Revenues for the fiscal year ended October 31, 2006 (“Fiscal 2006”) increased $3,755,000 or 20.7% over revenues for the fiscal year ended October 31, 2005 (“Fiscal 2005”). The components of the increase are summarized in this table:

	For the Year Ended
	October 31,
	2006	2005	Change
	(in thousands, except per share amounts)
Commercial revenues:
Same properties (1)	$17,835	$17,184	$651
New properties	4,091	987	3,104
	21,926	18,171	3,755
Residential revenues:
Same properties (1)	15,583	15,097	486
New properties	384	-	384
	15,967	15,097	870
Total Real Estate Revenues	37,893	33,268	4,625

Operating expenses:
Real estate operations	15,658	13,414	2,244
General and administrative	1,212	1,001	211
Depreciation	4,726	4,252	474
Total operating expenses	21,596	18,667	2,929

Operating Income	16,297	14,601	1,696

Investment income	232	229	3

Financing costs	(11,127)	(10,039)	(1,088)
Minority interest in earnings of subsidiaries	(257)	(246)	(11)
Distribution to certain minority interests	(150)	(180)	30
Income from continuing operations	4,995	4,365	630

Income from discontinued operations	163	129	34

Net Income	$5,158	$4,494	$664

Basic earnings per share:
Continuing operations	$0.76	$0.68	$0.08
Discontinued operations	$0.02	$0.02	-
Net income	$0.78	$0.70	$0.08

Diluted earnings per share:
Continuing operations	$0.73	$0.64	$0.09
Discontinued operations	$0.03	$0.02	$0.01
Net income	$0.76	$0.66	$0.10

Weighted average shares outstanding:
Basic	6,574	6,440
Diluted	6,816	6,774

(1) Properties operated since the beginning of Fiscal 2005.

 In compliance with current accounting guidance, the prior years’ results have been reclassified to reflect the earnings of the Lakewood operation as “Income from discontinued operations”, which is included within “Net Income” after “Income from continuing operations”. (See Note 3 for a further discussion of this reclassification.)

Revenue for Fiscal 2006 increased 13.9% to $37,893,000 compared to $33,268,000 for Fiscal 2005. FREIT’s acquisition of The Rotunda in July 2005 (see Note 3 for further discussion of The Rotunda acquisition), and revenue generated from FREIT’s newly constructed property (The Boulders) in Rockaway, NJ accounted for 10% of the increase in revenues.

Income from continuing operations was $4,995,000 in Fiscal 2006 compared to $4,365,000 in Fiscal 2005, an increase of 14.4%. This increase was primarily attributable to improved operating results at FREIT’s Same Properties.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	Oct 31,		Increase (Decrease)		Oct 31,		Increase (Decrease)		Oct 31,
	2006	2005	$	%	2006	2005*	$	%	2006	2005*
	(in thousands)				(in thousands)				(in thousands)
Rental income	$16,264	$13,651	$2,613	19.1%	$15,777	$15,027	$750	5.0%	$32,041	$28,678
Reimbursements	4,669	4,063	606	14.9%					4,669	4,063
Other	161	128	33	25.8%	190	70	120	171.4%	351	198
Total Revenue	21,094	17,842	3,252	18.2%	15,967	15,097	870	5.8%	37,061	32,939

Operating expenses	8,464	6,615	1,849	28.0%	7,194	6,799	395	5.8%	15,658	13,414
Net operating income	$12,630	$11,227	$1,403	12.5%	$8,773	$8,298	$475	5.7%	21,403	19,525
Average
Occupancy %	90.3%	91.1%		-0.8%	95.6%	93.4%		2.2%

Reconciliation to consolidated net income:
Deferred rents - straight lining	342	329
Amortization of acquired leases	490	-
Net investment income	232	229
General and administrative expenses	(1,212)	(1,001)
Depreciation	(4,726)	(4,252)
Financing costs	(11,127)	(10,039)
Distributions to certain minority interests	(150)	(180)
Minority interest	(257)	(246)
Income from continuing operations	4,995	4,365
Income from discontinued operations	163	129
Net income	$5,158	$4,494

* Reclassified to reflect discontinued operations (See Notes 1 & 3 to the consolidated financial statements for more details.)

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

COMMERCIAL SEGMENT
During Fiscal 2006 revenues and NOI increased $3,252,000 (18.2%) and $1,403,000 (12.5%), respectively over Fiscal 2005. The increase in revenue and NOI is primarily attributable to the operations at The Rotunda, as reflected in the following table:

	Year Ended
	October 31, 2006			October 31, 2005
	(in thousands)
	Commercial Combined	Rotunda	Same Properties	Commercial Combined	Rotunda	Same Properties
Revenues	$21,094	$3,535	$17,559	$17,842	$969	$16,873
Expenses	8,464	2,507	5,957	6,615	585	6,030
NOI	$12,630	$1,028	$11,602	$11,227	$384	$10,843

Revenues and NOI for the Same Properties increased 4.1% and 7.0%, respectively for Fiscal 2006 over Fiscal 2005.

RESIDENTIAL SEGMENT
During most of Fiscal 2006 FREIT operated nine (9) multi-family apartment communities totaling 986 apartment units. During the later part of June 2006, tenants began taking occupancy at completed buildings at FREIT’s 129-unit Rockaway, NJ project, The Boulders that had been under construction. Since operations at The Boulders during Fiscal 2006 were immaterial, the NOI discussion below concerns FREIT’s same residential properties.

During Fiscal 2006 revenues increased $870,000 (5.8%) to $15,967,000 and NOI increased $475,000 (5.7%) to $8,773,000 over Fiscal 2005.  The favorable results at FREIT’s residential segment for Fiscal 2006 was a combination of higher occupancy levels and higher rents, as a result of the continuing firming of the apartment rental markets in FREIT’s operating areas.

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

NET INVESTMENT INCOME
Net investment income increased slightly to $232,000 during Fiscal 2006 from $229,000 in Fiscal 2005. Net investment income is principally derived from interest earned from our cash on deposit in institutional money market funds, and interest earned from our secured loans receivable (loans made to Hekemian employees for their equity investment in Grande Rotunda). The amount of earnings is dependent on prevailing interest rates in effect from time-to-time.

FINANCING COSTS
Financing costs are summarized as follows:

	Year Ended
	October 31,
	2006	2005
	(in thousands)
Fixed rate mortgages
1st mortgages
Existing	$8,661	$8,869
New (1)	581	-
2nd mortgages
Existing	540	540
Variable rate mortgages:
Acquisition loan - Rotunda	1,460	340
Credit line	86	-
Other	134	94
	11,462	9,843
Amortization of mortgage costs	246	196
Less construction period interest capitalized	(581)	-
Financing costs expensed	$11,127	$10,039

(1) Mortgages not in place at beginning of Fiscal 2005.

Financing costs for Fiscal 2006 increased by $1,088,000 (10.8%) compared to Fiscal 2005. The principal reason for the increase was the mortgage loan on FREIT’s acquisition of The Rotunda in Fiscal 2005. The decrease in financing costs from existing mortgages is principally attributable to reduced interest costs resulting from lower mortgage balances from normal loan amortization and from the pre-payment of the $2.3 million loan on the Damascus property in January 2005.

GENERAL AND ADMINISTRATIVE EXPENSES
Our General and Administrative expenses increased $211,000 (21.1%) to $1,212,000 for Fiscal 2006 from $1,001,000 for Fiscal 2005. The principal reasons for the increase were the Sarbanes-Oxley Act accounting compliance costs and Trustees’ compensation.

DEPRECIATION
Depreciation expense in Fiscal 2006 increased $474,000 (11.1%) to $4,726,000 from $4,252,000 for Fiscal 2005. The principal reasons for the increase were the acquisition of The Rotunda during July of Fiscal 2005, and the completion and coming into service of the Boulders property in Rockaway, NJ.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $11.1 million for Fiscal 2007 compared to $12.1 million for Fiscal 2006. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2007, we had cash and marketable securities totaling $12.7 million compared to $9.6 million at October 31, 2006.

We are planning an expansion and redevelopment of The Rotunda in Baltimore, MD and have begun the rebuilding of the Damascus Shopping Center, in Damascus, MD. The total capital required for these projects is estimated at $145 million, and $21.9 million, respectively. Financing for these projects will be, in part, from construction and mortgage financing and, in part, from funds available in our institutional money market investment. We expect these development projects to add to revenues, income, cash flow, and shareholder value.

As at October 31, 2007, FREIT’s aggregate outstanding mortgage debt was $189.4 million. This debt bears a fixed weighted average interest rate of 5.794%. The fixed rate mortgages, which have an average life of approximately 6.07 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ Millions
2008	$28.4
2010	$12.2
2013	$8.0
2014	$25.9
2016	$24.5
2017	$22.0
2019	$28.1
2022	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2007 and 2006:

(In Millions)	October 31, 2007	October 31, 2006
Fair Value	$188.7	$184.4
Carrying Value	$189.4	$180.7

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $9.4 million, and a 1% decrease would increase the fair value by $10.2 million.

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

In connection with its construction activities in Rockaway, NJ, FREIT had drawn down $1.5 million and further utilized the credit line for the issuance of a $2 million Letter of Credit (“LoC”). The $1.5 million was repaid during the current year’s first quarter and the $2 million LoC was retired on May 16, 2007.

During the current year’s second quarter, FREIT utilized $15.8 million of its credit line to repay currently maturing mortgage debt secured by Westridge Square. The $15.8 million utilized under the credit line was subsequently repaid on April 25, 2007, using proceeds from the refinancing of the Westridge Square debt. $18 million is currently available under the line of credit.

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

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $6,769,000 ($5,929,000 at October 31, 2007). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2007, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of about $14,000. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2007, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total capital commitments represent obligations under its mortgage loan and construction contracts as follows:

CAPITAL COMMITMENTS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$25,829	$2,167	$5,067	$5,583	$13,012
Balloon Payments	163,560	28,394	12,216	-	122,950
Total Long-Term Debt	189,389	30,561	17,283	5,583	135,962

Construction Contracts (a)	1,678	1,678	-	-	-
Total Capital Commitments	$191,067	$32,239	$17,283	$5,583	$135,962

(a) Represents construction contracts related to Damascus Center redevelopment project.

Funds From Operations (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations	Year Ended
	October 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Net income	$8,943	$5,158	$4,494
Depreciation	5,311	4,726	4,252
Amortization of deferred mortgage costs	277	246	196
Deferred rents (Straight lining)	(298)	(342)	(329)
Amortization of acquired leases	(301)	(490)	-
Capital Improvements - Apartments	(460)	(368)	(626)
Discontinued operations	(3,771)	(163)	(129)
Minority interests:
Equity in earnings of subsidiaries	776	407	426
Distributions to minority interests	(998)	(780)	(728)
FFO	$9,479	$8,394	$7,556

Per Share - Basic	$1.40	$1.28	$1.17
Per Share - Diluted	$1.37	$1.23	$1.12
Weighted Average Shares Outstanding:
Basic	6,753	6,574	6,440
Diluted	6,916	6,816	6,774

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

	Fiscal Year ended October 31,
	2007	2006	2005
First Quarter	$0.30	$0.25	$0.25
Second Quarter	$0.30	$0.25	$0.25
Third Quarter	$0.30	$0.25	$0.25
Fourth Quarter	$0.40	$0.50	$0.45
Total For Year	$1.30	$1.25	$1.20

		(in thousands of dollars)				Dividends
Fiscal	Per	Total	Ordinary	Capital Gain	Taxable	as a % of
Year	Share	Dividends	Income	Income	Income	Taxable Income
2007	$1.30	$8,787	$5,353	$2,040	$7,393	118.9%
2006	$1.25	$8,313	$5,250	$-	$5,250	158.3%
2005	$1.20	$7,740	$4,778	$-	$4,778	162.0%

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

* * *

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 See “Liquidity and Capital Resources” and “Commercial and Residential Segment” above.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 32 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 13, 2006, FREIT changed its independent registered public accounting firm from J.H. Cohn LLP to Eisner LLP, as reported in FREIT’s Form 8-K filed with the Securities and Exchange Commission on September 13, 2006. The decision to change FREIT’s independent registered public accounting firm was made by the Audit Committee of FREIT’s board of directors and ratified by FREIT’s board of directors. In connection with the audits of FREIT’s financial statements for the fiscal year ending October 31, 2005, and in the subsequent interim period from November 1, 2005 through and including September 8, 2006, there were no disagreements between FREIT and its auditors, J.H. Cohn, on any matters of accounting principles or practices, consolidated financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of J.H. Cohn, would have caused J.H. Cohn to make reference to the matter in their reports on the financial statements for such years.

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

Management’s Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2007.

Management’s assessment of the effectiveness of FREIT’s internal control over financial reporting as of October 31, 2007, has been audited by Eisner LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2007. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B     OTHER INFORMATION
 None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) maintained effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FREIT maintained effective internal control over financial reporting as of October 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FREIT as of October 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for the years then ended, and our report dated January 10, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, NY

January 10, 2008

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

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning FREIT's trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2008.

ITEM 11	EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2008.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2008.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2008.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “ Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2008.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 14, 2008	By: /s/ Robert S. Hekemian

Robert S. Hekemian, Chairman of the Board and Chief Executive Officer

By: /s/ Donald W. Barney

President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for the years then ended. Our audit also included the Financial Statement Schedule XI listed in the index at item 15(c). These financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FREIT as of October 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FREIT’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO) and our report dated January 10, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, NY

January 10, 2008

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated statements of income, comprehensive income and undistributed earnings and cash flows of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) for the year ended October 31, 2005. These financial statements are the responsibility of FREIT's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, FREIT’s consolidated results of operations and cash flows for the year ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, FREIT has restated its consolidated financial statements as of and for the year ended October 31, 2005.

Our audit referred to above included the information in Schedule XI for the year ended October 31, 2005, which presents fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/ J.H. Cohn LLP
Roseland, New Jersey

January 10, 2006, except for Note 15, as to which the date is January 30, 2007.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2007 AND 2006

	2007	2006
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$204,732	$204,313
Construction in progress	7,331	2,995
Cash and cash equivalents	12,740	9,616
Tenants' security accounts	2,369	2,161
Sundry receivables	4,833	3,320
Secured loans receivable	3,326	3,109
Prepaid expenses and other assets	2,852	4,201
Acquired over market leases and in-place lease costs	1,104	1,395
Deferred charges, net	3,454	3,589
Interest rate swap contract	14	87
Totals	$242,755	$234,786

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$189,389	$180,679
Accounts payable and accrued expenses	5,193	6,097
Dividends payable	2,704	3,375
Tenants' security deposits	3,124	2,823
Acquired below market value leases and deferred revenue	3,911	3,945
Total liabilities	204,321	196,919

Minority interest	13,304	12,895

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,760,652 and 6,750,652 shares issued and outstanding	23,225	23,150
Undistributed earnings	1,891	1,735
Accumulated other comprehensive income	14	87
Total shareholders' equity	25,130	24,972
Totals	$242,755	$234,786

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
AND UNDISTRIBUTED EARNINGS
YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

INCOME	2007	2006	2005
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$35,624	$32,873	$29,007
Reimbursements	4,639	4,669	4,063
Sundry income	475	351	198
Totals	40,738	37,893	33,268

Expenses:
Operating expenses	10,742	9,848	7,996
Management fees	1,775	1,687	1,505
Real estate taxes	5,699	5,335	4,914
Depreciation	5,311	4,726	4,252
Totals	23,527	21,596	18,667

Operating income	17,211	16,297	14,601

Investment income	634	232	229
Interest expense, including amortization
of deferred financing costs	(11,897)	(11,127)	(10,039)
Minority interest	(626)	(257)	(246)
Distribution to certain minority interests	(150)	(150)	(180)
Income from continuing operations	5,172	4,995	4,365
Discontinued operations:
Earnings from discontinued operations	91	163	129
Gain on sale	3,680	-	-
Income from discontinued operations	3,771	163	129
Net income	$8,943	$5,158	$4,494

Basic earnings per share:
Continuing operations	$0.76	$0.76	$0.68
Discontinued operations	$0.56	$0.02	$0.02
Net income	$1.32	$0.78	$0.70
Diluted earnings per share:
Continuing operations	$0.74	$0.73	$0.64
Discontinued operations	$0.55	$0.03	$0.02
Net income	$1.29	$0.76	$0.66

Weighted average shares outstanding:
Basic	6,753	6,574	6,440
Diluted	6,916	6,816	6,774

COMPREHENSIVE INCOME
Net income	$8,943	$5,158	$4,494
Other comprehensive income (loss):
Unrealized gain (loss) on interest
rate swap contract	(73)	(9)	256
Comprehensive income	$8,870	$5,149	$4,750

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$1,735	$4,890	$8,136
Net income	8,943	5,158	4,494
Less dividends declared	(8,787)	(8,313)	(7,740)
Balance, end of period	$1,891	$1,735	$4,890
Dividends declared per share	$1.30	$1.25	$1.20

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In Thousands of Dollars)
Operating activities:
Net income	$8,943	$5,158	$4,494
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	5,319	4,739	4,265
Amortization	763	757	413
Net amortization of acquired leases	(301)	(490)	-
Deferred revenue	420	66	27
Minority interest	776	407	426
Gain on sale of discontinued operations	(3,680)	-	-
Changes in operating assets and liabilities:
Tenants' security accounts	(208)	(253)	(131)
Sundry receivables, prepaid expenses and other assets	(795)	1,137	(3,293)
Accounts payable, accrued expenses and other liabilities	(394)	234	3,220
Tenants' security deposits	301	336	277
Net cash provided by operating activities	11,144	12,091	9,698
Investing activities:
Capital improvements - existing properties	(2,038)	(2,351)	(2,047)
Proceeds from sale of discontinued operations	3,796	-
Construction and pre development costs	(6,043)	(14,463)	(4,157)
Additions to leasing costs	-	(298)	-
Acquisition of real estate	(2,545)	-	(8,390)	(a)
Sale of minority interest in subsidiary	-	3,224
Secured loans to minority interest	-	(1,451)	(1,658)
Net cash used in investing activities	(6,830)	(15,339)	(16,252)
Financing activities:
Repayment of mortgages	(19,621)	(1,989)	(3,945)
Proceeds from mortgages and construction loans	28,331	15,794	75
Proceeds from exercise of stock options	75	2,021	435
Dividends paid	(9,458)	(7,854)	(8,036)
Distribution to minority interest	(998)	(780)	(728)
Contributions by minority interest	481	-	5,582
Net cash (used in) provided by financing activities	(1,190)	7,192	(6,617)
Net increase (decrease) in cash and cash equivalents	3,124	3,944	(13,171)
Cash and cash equivalents, beginning of year	9,616	5,672	18,843
Cash and cash equivalents, end of year	$12,740	$9,616	$5,672

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $234 and $581 in fiscal 2007 and 2006, respectively.	$11,669	$11,462	$9,844
Income taxes paid	$20	$19	$36
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$1,910	$2,445	$-
Dividends declared but not paid	$2,704	$3,375	$2,916

(a) In July 2005, Grande Rotunda, LLC, a 60% owned affiliate of FREIT, completed the acquisition of The Rotunda, a 217,000 sq. ft. office and retail building in Baltimore, MD. The acquisition cost of approximately $30,890,000 was paid in part with the pro

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the definition of related parties as defined in paragraph 16 of FIN 46R and the guidance in paragraph 4h, it is the belief of the management of FREIT that FIN 46R is applicable to Westwood Hills, LLC and Wayne Preakness, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in its consolidated financial statements.

Accordingly, the consolidated financial statements include the accounts of FREIT and its following significant subsidiaries:
Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized
S and A Commercial Associates Limited Partnership ("S and A")	FREIT	65%	2000
Westwood Hills, LLC	FREIT	40%	1994
Damascus Centre, LLC ("Damascus")	FREIT	70%	2003
Wayne Preakness, LLC	FREIT	40%	2002
Pierre Towers, LLC	S and A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT Corp	FREIT	100%	2007
WestFredic LLC	FREIT	100%	2007

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

Cash and cash equivalents:
Financial instruments that potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At October 31, 2007 and 2006, such cash and cash equivalent balances exceeded Federally insured limits by approximately $10.5 million and $6.4 million, respectively. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

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

Deferred charges:
Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $277,000, $246,000 and $196,000 in 2007, 2006 and 2005, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

Revenue recognition:
Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to FREIT, when billed to tenants, or ratably over the appropriate period.

Interest rate swap contract:
FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows or the assets or liabilities hedged.

Advertising:
FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $109,000, $115,000 and $151,000 in 2007, 2006 and 2005, respectively.

Stock-based compensation:
At October 31, 2007, FREIT has a stock-based employee compensation plan that was approved on September 10, 1998 by the Board of Trustees, which is described more fully in Note 10. Prior to November 1, 2005, FREIT accounted for this plan under the recognition and measurement provisions of APB opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”). In December 2004, the FASB issued FASB Statement No. 123 (R) “Share Based Payment” (“SFAS 123 (R)”) which superseded APB 25 and replaced SFAS 123. SFAS 123 (R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement as compensation expense, based on their fair values, over the employee’s service period, which will normally be the vesting period of the option. Effective November 1, 2005, FREIT adopted the fair value recognition provisions of SFAS 123 (R), using the modified-prospective-transition method. Under that transition method, compensation cost includes a cost for all share-based payments granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).

As all outstanding stock options were vested prior to November 1, 2005 and no stock options were granted during Fiscal 2006, the adoption of Statement 123 (R) had no effect on FREIT’s results of operations for the year ended October 31, 2006.

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

All issuances of shares of beneficial interest, options or other equity instruments to nonemployees as the consideration for goods or services received by FREIT are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on option pricing models and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to EITF Issue 96-18 (generally, the earlier of the date the other party becomes committed to provide the goods or services or the date performance by the other party is complete) and capitalized or expensed as if FREIT had paid cash for the goods or services.

Recent accounting pronouncements:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning November 1, 2007. The adoption of FIN 48 is not anticipated to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This new standard does not require fair values to be used in any situations not already covered by GAAP; however, for some entities, the application of this standard will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not anticipated to have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This new standard allows companies to measure certain financial assets and liabilities at fair value, rather than at historic cost. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once the fair value option is elected, the decision is irrevocable. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not anticipated to have a material impact on our financial statements.

On December 4, 2007, the FASB issued two new accounting standards, Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), and No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). The standards are effective for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited.

•
The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

(a)	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;
(b)	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase;

(c)	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

•
The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) Requiring all entities to report non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) Requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) Expanding the disclosure requirements with respect to the parent and its non-controlling interests.

FREIT is currently evaluating the impact that the adoption of SFAS 141R and SFAS 160 will have on its financial statements.

Reclassifications:
Certain accounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the current presentation. (See Note 13.)

Note 2 - Minority Interests:

FREIT’s 40% owned subsidiary, Westwood Hills, LLC (“LLC”) had a capital deficit resulting from distributions to members, including proceeds received on refinancing the mortgage on the residential building owned by LLC. Prior to June 1, 2007, minority members were under no legal obligation to restore their share of the capital deficit, and as a result cash distributions made to minority members of LLC were charged to expense.

Effective June 1, 2007, the Operating Agreement of LLC was amended by a majority of the Members of LLC to require the Members to restore their negative capital accounts caused by any future losses, distributions from operations or net refinancing proceeds from the effective date of this amendment forward. As a result of this amendment, future minority interest distributions by LLC will be recorded as a receivable from minority members and no longer impact FREIT’s net income.

 Note 3 – Dispositions and Acquisitions:

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

The acquisition cost was approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million, and the balance in cash. The acquisition mortgage loan bears interest at 150 basis points over LIBOR and has an initial term of three (3) years, which makes the loan repayment date July 19, 2008. FREIT contributed 60% of the cash required, with the balance contributed by its joint venture partner, Rotunda 100, LLC, whose equity investors are principally employees of Hekemian & Co., Inc. (“Hekemian”). Hekemian is the managing agent for FREIT’s other properties. In order to incentivize the employees of Hekemian to identify and provide real estate investment opportunities for FREIT, FREIT agreed to advance, only to the employees of Hekemian, up to 50% of the amount of the equity capital required to be contributed by them to Rotunda 100, LLC, for this transaction. FREIT has advanced $1.9 million to the Hekemian employees (certain of whom are members of the family of FREIT’s Chairman of the Board), and these loans bear a floating rate of interest payable quarterly and are secured by the Hekemian employees’ membership equity interest in Rotunda 100, LLC.

It is FREIT’s policy that initial valuations are finalized, in accordance with the guidelines outlined in SFAS No. 141, “Business Combinations”, no later than six months from the acquisition date. Accordingly, as of January 31, 2006, based on the above independent appraisal and FREIT’s evaluation of the acquired in-place leases, the purchase price was re-allocated as follows: approximately $15.8 million allocated to the building, $16.6 million to the land, $0.9 million to leases in place, $0.9 million to leases at above market rents, and approximately $3.3 million to leases at below market rents which was recorded as a liability.

The capitalized above-market lease values, classified as other assets, are being amortized as a reduction of base rental revenue over the remaining term of the leases, and the capitalized below-market lease values are being amortized as an increase to base rental revenue over the remaining terms of the leases, including renewal options. The value ascribed to leases in place, also classified as other assets, is being amortized over the weighted average remaining lease terms as calculated above. This reallocation did not have a material effect on FREIT’s net income for the year ended October 31, 2005.

The following unaudited pro forma information shows the results of operations for fiscal year ended October 31, 2005 for FREIT and Subsidiaries as though The Rotunda had been acquired at the beginning of Fiscal 2005:

Year Ended October 31,
2005
(In thousands of dollars, except per share amounts)
Revenues	$35,999
Net expenses	(31,589)
Minority Interest	(274)
Income before discontinued operations	4,136
Discontinued Operations	129
Net Income	$4,265
Basic Earnings Per Share:
Continuing operations	$0.64
Discontinued operations	0.02
Net Income	$0.66
Diluted earnings per share:
Continuing operations	$0.61
Discontinued operations	0.02
Net Income	$0.63

The unaudited pro forma results include adjustments for depreciation based on the purchase price and increased interest expense based on the mortgage placed on the property at acquisition date and reduced net investment income related to assets utilized to make the acquisition and obligations incurred to complete the transaction.

The unaudited pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2005, or of future results of operations of FREIT's combined properties.

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, NJ. The sales price for the property was $4 million. The property was acquired in 1962 for approximately $407,000. For financial reporting purposes, FREIT recognized a gain of approximately $3.7 million from the sale. (See Note 13.)

On September 28, 2007, FREIT acquired three parcels of land in Rochelle Park, NJ totaling approximately one acre. The acquisition cost was approximately $2.5 million, of which $1.6 million relates to the land and $0.9 million relates to an advance to the Pascack Community Bank, the lessee, for construction of a bank branch on the site.

FREIT structured the Lakewood sale and the subsequent purchase of the land in Rochelle Park in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which resulted in a deferral for income tax purposes of $1.6 million of the gain on the Lakewood sale. Since it is the intention of FREIT to continue to qualify as a real estate investment trust, deferred tax would be minimal.

Note 4 - Real estate and equipment:
Real estate and equipment consists of the following:

	Range of
	Estimated
	Useful Lives	2007	2006
		(In thousands of dollars)
Land		$70,455	$68,849
Unimproved land		729	728
Apartment buildings	7-40 years	79,279	77,470
Commercial buildings/shopping centers	15-50 years	94,326	92,644
Equipment	3-15 years	2,408	2,465
		247,197	242,156
Less accumulated depreciation		42,465	37,843
Totals		$204,732	$204,313

Note 5 - Mortgages and notes payable:
Mortgages and notes payable consist of the following:

	2007	2006
	(In Thousands of Dollars)
Northern Life Insurance Cos. - Frederick, MD (A)	$-	$15,968
Nationwide Life Insurance Cos. - Frederick, MD (B)	22,000	-
State Farm Bank - Rockaway, NJ (C)	20,487	-
National Realty Funding L.C - Westwood, NJ (D)	9,226	9,416
Centerline Capital Group - Spring Lake, NJ (E)	3,231	3,298
Bank Of America - Patchogue, NY (F)	5,929	6,139
Centerline Capital Group - Wayne, NJ (G):
First mortgage	9,624	9,827
Second mortgage	3,261	3,349
Centerline Capital Group - River Edge, NJ (H):
First mortgage	4,698	4,796
Second mortgage	1,826	1,871
Centerline Capital Group - Maywood, NJ (I):
First mortgage	3,409	3,480
Second mortgage	1,296	1,328
Centerline Capital Group - Westwood, NJ (J):
First mortgage	13,556	13,838
Second mortgage	3,033	3,107
MetLife - Wayne, NJ (K)	31,188	31,768
State Farm Life Insurance Co. - Hackensack, NJ (L)	34,125	34,125
Total fixed rate mortgage loans	166,889	142,310
Bank Of America - Baltimore, MD (M)	22,500	22,500
State Farm Bank, F.S.B. - Rockaway, NJ (N)
Construction Loan	-	14,369
The Provident Bank (O)
Line of Credit	-	1,500
Total mortgages and notes payable	$189,389	$180,679

(A)
Payable in monthly installments of $152,153 including interest at 8.31% through June 2007 at which time the outstanding balance was paid. The mortgage was secured by a retail building in Frederick, Maryland having a net book value of approximately $20,328,000.

(B)
Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $20,328,000.

(C)
Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $20,603,000.

(D)
Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $10,591,000.

(E)
Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake, New Jersey having a net book value of approximately $531,000.

(F)
Payable in monthly installments of $17,500 plus interest at the thirty-day LIBOR rate plus 200 basis points through March 2008 at which time the outstanding balance is due. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $8,718,000.

(G)
The first mortgage is payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $20,878 including interest at 4.92% through July 2010 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,446,000.

(H)
The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,270,000.

(I)
The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $757,000.

(J)
The first mortgage is payable in monthly installments of $99,946 including interest at 6.693% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $21,954 including interest at 6.18% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Westwood, New Jersey having a net book value of approximately $12,280,000.

(K)
Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $31,568,000.

(L)
Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $44,835,000.

(M)
Payable in monthly installments of interest only at the rate of 150 basis points over LIBOR, in effect from time-to-time. The loan is due on July 19, 2008, but may be extended, under certain circumstances, for an additional one year. The loan is secured by a mixed-use property in Baltimore, MD having a net book value of approximately $33,503,000.

(N)
This construction loan bears interest on the outstanding principal balance, which is payable monthly at the rate of 140 basis points over LIBOR in effect from time-to-time. Funding under the construction loan is based on draw requests for work in progress and can total up to $20,700,000. When construction was completed in August 2006, the construction loan was converted to a permanent mortgage loan for $20,700,000.

(O)
On February 4, 2005, FREIT replaced its expired $14 million line of credit with an $18 million line of credit. The line of credit is for three years but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Lakewood Apartments, Lakewood, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. In the aggregate, these properties have a net book value of approximately $9,497,000 at October 31, 2006. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

The fair value of FREIT's long-term debt, which approximates $188.7 million and $184.4 million at October 31, 2007 and 2006, respectively, is estimated based on the current rates offered to FREIT for debt of the similar remaining maturities.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2007 are as follows:

Year Ending October 31,	Amount
2008	$30,560
2009	$2,463
2010	$14,820
2011	$2,707
2012	$2,877

 Note 6 - Interest rate swap contract:

During November 2002, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on its variable rate mortgage secured by its Patchogue, NY property. At October 31, 2007, the derivative financial instrument has a notional amount of approximately $5,929,000 and a current maturity date of March 2008. The contract effectively converted the variable rate to a fixed rate of 5.95%. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, FREIT marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. As of October 31, 2007 and 2006, FREIT recorded the fair value of the swap, an asset of $14,000 and $87,000, respectively. Comprehensive income includes losses related to the swap of $73,000 and $9,000 in 2007 and 2006, respectively, and a gain of $256,000 in 2005 related to the swap, which has been designated as a cash flow hedge.

Note 7 - Commitments and contingencies:

Leases:
     Commercial tenants:
FREIT leases commercial space having a net book value of approximately $129.6 million at October 31, 2007 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2007 is as follows:

Year Ending October 31,	Amount
2008	$14,846
2009	13,729
2010	12,185
2011	11,113
2012	8,348
Thereafter	49,930
Total	$110,151

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2007 were not material.

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

Construction activities:
A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). FREIT has issued a bond of approximately $1 million to guaranty completion of off-site improvements when construction and renovation starts at its Damascus, MD shopping center site. Total construction costs will be approximately $21.9 million. Construction on Phase I began in June 2007. Phase I construction costs will approximate $4 million of which $2.5 million has already  been expended. Construction financing for approximately $27.3 million has been committed that will be available to fund future and already expended construction costs, and will be drawn upon as needed.

Note 8 - Management agreement, fees and transactions with related party:
Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,656,000, $1,577,000 and $1,524,000 in 2007, 2006 and 2005, respectively, inclusive of $13,000, $21,000 and $19,000 in 2007, 2006 and 2005, respectively, included in discontinued operations in the accompanying consolidated statements of income. Total Hekemian management fees that were unpaid at October 31, 2007 and October 31, 2006 were $155,000 and $142,000, respectively. The agreement expires on October 31, 2009, and is automatically renewed for periods of two years unless either party gives notice of non-renewal. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. During the fourth quarter of Fiscal 2007, FREIT’s board of directors approved development fee arrangements for The Rotunda and Damascus Center redevelopment projects, as well as the South Brunswick development project. These development fees payable to Hekemian, or an affiliate of Hekemian, in connection with these projects are as follows: The Rotunda, owned by Grande Rotunda, LLC, a 60% owned subsidiary of FREIT, 6.375% of development costs of up $136,000,000 as may be modified; Damascus, owned by Damascus Centre, LLC, a 70% owned subsidiary of FREIT, 7% of development costs of up to $17,328,000 as may be modified; and South Brunswick, 7% of development costs of up to $21,000,000 as may be modified. These arrangements are subject to the execution of definitive contracts, which have not yet been finalized and approved. FREIT’s development and acquisition fees and commissions charged by Hekemian in connection with the sale of the Lakewood Apartments during fiscal 2007; the development and construction of The Boulders, Rockaway, NJ, during fiscal 2006; the acquisition of The Rotunda during fiscal 2005; and various mortgage refinancing and lease acquisition fees, amounted to approximately $1,016,000, $721,000 and $961,000 in 2007, 2006 and 2005, respectively.

During fiscal 2005, FREIT’s Board of Trustees, to incentivize employees of Hekemian, authorized an investor group, comprised principally of Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, to acquire a 30% equity interest in Damascus Centre, LLC that owns the Damascus Shopping Center in Damascus, Maryland. The sale price, based on the fair market value of the shopping center, reduced FREIT’s equity interest to 70%. FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity purchase price required by them. These advances are in the form of secured loans that bear interest that will float at 225 basis points over LIBOR, in effect from time-to-time. The sale was completed on October 31, 2006, at a sales price of $3,224,000, of which FREIT financed approximately $1,451,000. The sale price was equivalent to the book value of the interest sold.

Note 9- Dividends and earnings per share:
FREIT declared dividends of $8,787,000 ($1.30 per share), $8,313,000 ($1.25 per share) and $7,740,000 ($1.20 per share) to shareholders of record during 2007, 2006 and 2005, respectively.

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

In computing diluted earnings per share for each of the three years in the period ended October 31, 2007, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

	2007	2006	2005
Basic weighted average shares outstanding	6,753,282	6,573,752	6,439,952
Shares arising from assumed exercise of stock options	163,189	242,722	334,145
Dilutive weighted average shares outstanding	6,916,471	6,816,474	6,774,097

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

In the opinion of management, if compensation cost for the stock options granted in 1999 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 or SFAS 148 using the Black-Scholes option pricing model and assuming a risk-free interest rate of 4.27%, expected option lives of ten years, expected volatility of 1.65% and expected dividends of 8.59%, FREIT's pro forma 2005 net income and pro forma net income per share arising from such computation would not have differed materially from the corresponding historical amounts.
The following table summarizes stock option activities:

	Years Ended October 31,
	2007		2006		2005
	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price
Balance beginning of period	242,500	$7.50	512,000	$7.50	570,000	$7.50
Grants during period	-		-		-
Options exercised	(10,000)	$7.50	(269,500)	$7.50	(58,000)	$7.50
Options cancelled	-		-		-
Balance at end of period	232,500	$7.50	242,500	$7.50	512,000	$7.50

The impact on FREIT's consolidated shareholders' equity for the options that were exercised during fiscal 2007, 2006 and 2005 was to increase the number of shares outstanding by the amount of options exercised and values of beneficial interest outstanding by $75,000, $2,021,000 and $435,000, respectively, for those fiscal years. The options outstanding at October 31, 2007 are exercisable and expire in September 2008.

The total intrinsic value of options exercised during Fiscal 2007 and 2006 was $173,000 and $4,868,000, respectively and the aggregate intrinsic value of options outstanding at October 31, 2007 and 2006 was $3,511,000 and $3,900,000, respectively.

Note 11- Deferred fee plan:

During fiscal 2001, the Board of Trustees adopted a deferred fee plan (the "Plan") for its officers and trustees. Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. FREIT has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2007 and 2006, approximately $1,924,000 and $1,478,000, respectively, of fees have been deferred together with accrued interest of approximately $520,000 and $335,000, respectively. The deferred amounts for fiscal 2007 and 2006 are included in accrued expenses in the accompanying consolidated balance sheets.

Note 12- Segment information:

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

The commercial and residential segments contained the following number of properties during the three fiscal years ended October 31, 2007:

	October 31,
	2007	2006	2005
Commercial segment	10 (a)	9	9 (b)

Residential segment	9 (c)	10 (d)	9

(a) Rochelle Park land acquired September 2007.
(b) Rotunda property acquired July 2005.
(c) Lakewood Apartments sold in June 2007.
(d) Rockaway property, under construction since Fiscal 2005, started coming on line during June 2006.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2007. Asset information is not reported since FREIT does not use this measure to assess performance.

	2007	2006	2005
Real estate rental revenue:	(In Thousands of Dollars)
Commercial	$21,513	$21,094	$17,842
Residential	18,626	15,967	15,097
Totals	40,139	37,061	32,939
Real estate operating expenses:
Commercial	8,621	8,464	6,615
Residential	8,052	7,194	6,799
Totals	16,673	15,658	13,414
Net operating income:
Commercial	12,892	12,630	11,227
Residential	10,574	8,773	8,298
Totals	$23,466	$21,403	19,525
Recurring capital improvements- residential	$460	$368	$626
Reconciliation to consolidated net income:
Segment NOI	$23,466	$21,403	$19,525
Deferred rents - straight lining	298	342	329
Amortization of acquired leases	301	490	-
Net investment income	634	232	229
Minority interest in earnings of subsidiaries	(776)	(407)	(426)
General and administrative expenses	(1,543)	(1,212)	(1,001)
Depreciation	(5,311)	(4,726)	(4,252)
Financing costs	(11,897)	(11,127)	(10,039)
Income from continuing operations	5,172	4,995	4,365
Discontinued operations	3,771	163	129
Net income	$8,943	$5,158	$4,494

Note 13- Discontinued operations:

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, New Jersey and recognized a gain of approximately $3.7 million from the sale. In compliance with current accounting guidance (SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”), the gain on the sale, as well as earnings of the Lakewood operation are classified as discontinued operations in the accompanying income statements, and prior periods’ income statements have been reclassified. Revenue attributable to discontinued operations was $268,000, $412,000 and $399,000 for Fiscal 2007, 2006 and 2005, respectively.

Note 14- Quarterly data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2007 and 2006 (in thousands, except per share amounts):
	Quarter Ended
	Jan 31,	Apr 30,	Jul 31,	Oct 31,
2007:
Revenue	$10,193	$10,087	$10,598	$10,494
Expenses	9,389	8,990	9,050	8,771
Income from continuing operations	804	1,097	1,548	1,723
Income from discontinued operations	42	34	3,695	-
Net income	$846	$1,131	$5,243	$1,723
Basic earnings per share:
Continuing	$0.12	$0.16	$0.23	$0.26
Discontinued	0.01	0.01	0.55	-
Net income	$0.13	$0.17	$0.78	$0.26
Diluted earnings per share:
Continuing	$0.11	$0.16	$0.22	$0.25
Discontinued	0.01	-	0.54	-
Net income	$0.12	$0.16	$0.76	$0.25
Dividends declared per share	$0.30	$0.30	$0.30	$0.40

	Quarter Ended
2006:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$9,478	$9,198	$9,613	$9,836
Expenses	8,222	8,199	8,037	8,672
Income from continuing operations	1,256	999	1,576	1,164
Income from discontinued operations	32	36	53	42
Net income	$1,288	$1,035	$1,629	$1,206
Basic earnings per share:
Continuing	$0.20	$0.15	$0.24	$0.17
Discontinued	-	0.01	0.01	0.01
Net income	$0.20	$0.16	$0.25	$0.18
Diluted earnings per share:
Continuing	$0.19	$0.14	$0.23	$0.16
Discontinued	-	0.01	0.01	0.01
Net income	$0.19	$0.15	$0.24	$0.17
Dividends declared per share	$0.25	$0.25	$0.25	$0.50

Note: Due to rounding, total of quarterly per share amounts may not agree to amounts reported for the full fiscal year.

Note 15-Restatement:

Effective with the consolidation for the year ended October 31, 2004 of FREIT’s 40% owned subsidiary, Westwood Hills, LLC (“LLC”) (see Note 1), FREIT on its consolidated balance sheet reflected as minority interest the minority members’ share of LLC’s capital deficit. Such deficit resulted from distributions to the minority members, including proceeds received on refinancing the mortgage on the residential building owned by LLC. Inasmuch as the minority members are under no legal obligation to restore their share of the capital deficit, such deficit under accounting principles generally accepted in the United States of America (“US GAAP”), should have been accounted for as a reduction of undistributed earnings. Accordingly FREIT’s 2005 financial statements included in its Form 10-K for the year ended October 31, 2006 were restated by reducing undistributed earnings as of October 31, 2004 as previously reported by $2,497,000, representing the minority members’ capital deficit at such date. In addition, net income for the year ended October 31, 2005 was increased by $38,000 ($.01 per share) from the amounts previously reported to reflect minority interest expense attributable to LLC's equivalent to cash distributions made to minority members during such years. The effects of such adjustments on net income and undistributed earnings originally reported for the year ended October 31, 2005 are shown in the table below:

2005
(in thousands)

Net income previously reported	$4,456
Deduction in expense representing
minority share of earnings of subsidiary	38
Restated net income	$4,494

Undistributed earnings, beginning of year
as previously reported	$10,633
Adjustments to prior fiscal year's ending
undistributed earnings	(2,497)

Restated net income	4,494

Dividends	(7,740)
Restated undistributed earnings end of year	$4,890

* * *

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
October 31, 2007
(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E				Column F	Column G	Column H	Column I

		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
														Life on
			Buildings						Buildings					Which De-
	Encum-		and		Improve-	Carrying			and		Accumulated	Date of	Date	preciation
Description	brances	Land	Improvements	Land	ments	Costs	Land		Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Grandview Apts., Hasbrouck
Heights, NJ		$22	$180	$-	$316		$22		$496	$518	$383	1925	1964	7-40 years
Lakewood Apts. (Sold June 2007)		11	396	(11)	(396)		-		-	-	-	1960	1962	7-40 years
Hammel Gardens, Maywood, NJ	$4,705	312	728	-	927		312		1,655	1,967	1,210	1949	1972	7-40 years
Palisades Manor, Palisades
Park, NJ		12	81	-	107		12		188	200	161	1935/70	1962	7-40 years
Steuben Arms, River Edge, NJ	6,524	364	1,773	-	1,124		364		2,897	3,261	1,991	1966	1975	7-40 years
Heights Manor, Spring Lake
Heights, NJ	3,231	109	974	-	766		109		1,740	1,849	1,318	1967	1971	7-40 years
Berdan Court, Wayne, NJ	12,885	250	2,206	-	2,957		250		5,163	5,413	3,968	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	16,589	3,849	11,546	-	1,666		3,849		13,212	17,061	4,781	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	34,125	8,390	37,486	19	2,679		8,409		40,165	48,574	3,739	1970	2004	7-40 years
										-
Boulders - Rockaway, NJ	20,487	5,019		-	16,234		5,019		16,234	21,253	650	2005-2006	1963/1964	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	-	2,950	6,987	-	3,839		2,950		10,826	13,776	752	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ		29		3,382	7,539		3,411		7,539	10,950	2,100	1963/75/97	1966	10-50 years
Glen Rock, NJ		12	36	-	204		12		240	252	115	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,929	2,128	8,818	-	(20)		2,128		8,798	10,926	2,207	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	37	1,804		9,172	*	20,963	30,135	9,771	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	9,226	6,889	6,416	-	2,288		6,889		8,704	15,593	5,002	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	31,188	9,280	24,217	-	1,182		9,280		25,399	34,679	3,381	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	22,500	16,263	14,634	232	3,393		16,495		18,027	34,522	934	1920	2005	40 Years

Land Leased:
Rockaway, NJ		114		55	-		169			169	-		1963/1964
Rochelle Park, NJ		1,640	905	-	-		1,640		905	2,545	2		2007
Vacant Land:				`
Franklin Lakes, NJ		224		(156)	-		68			68	-		1966/93
Wayne, NJ		286			-		286			286	-		2004
South Brunswick, NJ		80		451	-		531		*	531	-		1964

	$189,389	$67,368	$136,542	$4,009	$46,609	$-	$71,377		$183,151	$254,528	$42,465

* Included in land balances are improvements classified under construction in progress.

(1) Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C and The Rotunda, whose cost for Federal income tax purposes is approximately $31.6 million. $28.4 million and $31.8 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2007		2006	2005

Real estate:
Balance, Beginning of year	$245,151		$226,281	$189,189

Additions:
Buildings and improvements	10,072		17,424	37,094

Adjustments/Deletions - buildings & improvements	(695)	(a)	1,446	(2)

Balance, end of year	$254,528	#	$245,151	$226,281

Accumulated depreciation:
Balance, beginning of year	$37,843		$33,095	$28,832

Additions - Charged to operating expenses	5,311		4,739	4,265

Adjustments/Deletions	(689)	(b)	9	(2)

Balance, end of year	$42,465		$37,843	$33,095

(a) Relates to the sale of the Lakewood property assets in June 2007
(b) Includes $594 of accumulated depreciation related to the sale of the Lakewood property in June 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Robert S. Hekemian
Robert S. Hekemian	Chairman of the Board and Chief Executive Officer and Trustee (Principal Executive Officer)	January 14, 2008
/s/Donald W. Barney
Donald W. Barney	President, Treasurer, Chief Financial Officer and Trustee (Principal Financial / Accounting Officer)	January 14, 2008
/s/ Herbert C. Klein
Herbert C. Klein	Trustee	January 14, 2008

/s/ Ronald J. Artinian
Ronald J. Artinian	Trustee	January 14, 2008

/s/ Alan L. Aufzien
Alan L. Aufzien	Trustee	January 14, 2008

/s/ Robert S. Hekemian, Jr
Robert S. Hekemian, Jr	Trustee	January 14, 2008

/s/ David F. McBride
David F. McBride	Trustee	January 14, 2008

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.

3	Amended and Restated Declaration of Trust of FREIT, as further amended on January 21, 2004 and May 15, 2007. (a)

4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (b)

10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (c)

10.2	Wayne PSC, L.L.C. Operating Agreement dated March 25, 2002 between FREIT and H-TPKE, LLC ( c)

10.3
Line of Credit Note in the principal amount of $14 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (d)

21	Subsidiaries of FREIT

22	Consent of J.H. Cohn LLP

23	Consent of Eisner LLP

24	Power of Attorney (filed with signature pages).

31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) - Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer.

The following filings with the Securities and Exchange Commission are incorporated by reference:

Footnote

(a)	Exhibit No. 3.1 to FREIT’s Form 10-Q filed on June 11, 2007.

(b)	FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

(c)	FREIT’s Form 8-K filed on April 29, 2002.

(d)	Exhibit 10 to FREIT’s Form 10-Q filed on September 13, 2002.