Form 10-Q
period 2008-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2008-03-11
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ____________________

Commission File No. 000-25043

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 11, 2008, the number of shares of beneficial interest outstanding was 6,779,152

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2008	2007
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$205,105	$204,732
Construction in progress	7,502	7,331
Cash and cash equivalents	9,808	12,740
Tenants' security accounts	2,367	2,369
Sundry receivables	4,596	4,833
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,660	2,852
Acquired over market leases and in-place lease costs	1,044	1,104
Deferred charges, net	3,376	3,454
Interest rate swap contract	-	14
Totals	$239,784	$242,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable	$188,814	$189,389
Accounts payable and accrued expenses	4,233	5,193
Dividends payable	2,034	2,704
Tenants' security deposits	3,060	3,124
Acquired below market value leases and deferred revenue	3,792	3,911
Total liabilities	201,933	204,321

Minority interest	13,227	13,304

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,779,152 and 6,760,652 shares issued and outstanding	23,364	23,225
Undistributed earnings	1,260	1,891
Accumulated other comprehensive income	-	14
Total shareholders' equity	24,624	25,130
Totals	$239,784	$242,755

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
AND UNDISTRIBUTED EARNINGS
THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(Unaudited)

	Three Months Ended
	January 31,
	2008	2007*
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$8,980	$8,719
Reimbursements	1,385	1,284
Sundry income	92	103
Totals	10,457	10,106

Expenses:
Operating expenses	2,925	2,894
Management fees	456	435
Real estate taxes	1,446	1,426
Depreciation	1,338	1,303
Totals	6,165	6,058

Operating income	4,292	4,048

Investment income	159	87
Interest expense including amortization
of deferred financing costs	(2,933)	(3,043)
Minority interest	(115)	(138)
Distribution to certain minority interests	-	(150)
Income from continuing operations	1,403	804
Discontinued operations:
Earnings from discontinued operations	-	42
Income from discontinued operations	-	42
Net income	$1,403	$846

Basic earnings per share:
Continuing operations	$0.21	$0.12
Discontinued operations	$-	$0.01
Net income	$0.21	$0.13
Diluted earnings per share:
Continuing operations	$0.20	$0.11
Discontinued operations	$-	$0.01
Net income	$0.20	$0.12

Weighted average shares outstanding:
Basic	6,763	6,751
Diluted	6,906	6,919

COMPREHENSIVE INCOME
Net income	$1,403	$846
Other comprehensive income (loss):
Unrealized (loss) on interest
rate swap contract	-	(7)
Comprehensive income	$1,403	$839

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$1,891	$1,735
Net income	1,403	846
Less dividends declared	(2,034)	(2,025)
Balance, end of period	$1,260	$556
Dividends declared per share	$0.30	$0.30

* Restated to reflect reclassification of discontinued operations.

See Notes to Condensed Consolidated Financial Statements.

Index
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(Unaudited)

	Three Months Ended
	January 31,
	2008	2007
	(In Thousands of Dollars)
Operating activities:
Net income	$1,403	$846
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	1,338	1,306
Amortization	176	139
Net amortization of acquired leases	(24)	(75)
Deferred revenue	(59)	(69)
Minority interest	115	288
Changes in operating assets and liabilities:
Tenants' security accounts	2	(45)
Sundry receivables, prepaid expenses and other assets	475	223
Accounts payable, accrued expenses and other liabilities	819	(81)
Tenants' security deposits	(64)	25
Net cash provided by operating activities	4,181	2,557
Investing activities:
Capital improvements - existing properties	(331)	(934)
Construction and pre development costs	(3,315)	(3,067)

Net cash used in investing activities	(3,646)	(4,001)
Financing activities:
Repayment of mortgages	(575)	(2,100)
Proceeds from mortgages	-	6,331
Proceeds from exercise of stock options	139	-
Dividends paid	(2,704)	(3,375)
Distribution to minority interest	(327)	(300)
Net cash (used in) provided by financing activities	(3,467)	556
Net decrease in cash and cash equivalents	(2,932)	(888)
Cash and cash equivalents, beginning of period	12,740	9,616
Cash and cash equivalents, end of period	$9,808	$8,728

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $86 in fiscal 2008.	$2,890	$2,978
Income taxes paid	$-	$6
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$131	$325
Dividends declared but not paid	$2,034	$2,025

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

The consolidated results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2007 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Reclassification:
Certain accounts in the 2007 financial statements have been reclassified to conform to the current presentation. (See Note 4 for a more detailed discussion.)

Note 2 - Earnings per share:

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

In computing diluted earnings per share for the three months ended January 31, 2008 and 2007, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Three Months Ended
	January 31,
	2008	2007
Basic weighted average shares outstanding	6,762,663	6,750,652

Shares arising from assumed exercise of stock options	142,982	168,205
Dilutive weighted average shares outstanding	6,905,645	6,918,857

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income for the three month period ended January 31, 2008 and the prior year’s comparable period.

Note 3 - Equity incentive plan:

On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards.

Upon ratification of the Plan on April 7, 1999, FREIT issued 754,000 stock options (adjusted for stock splits), which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. As of January 31, 2008, options for 214,000 shares were outstanding. The total intrinsic value of the options outstanding at January 31, 2008 was approximately $3.0 million.

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018.

Index

Note 4 – Discontinued operations:

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, New Jersey. The sales price for the property was $4 million. For financial reporting purposes, FREIT recognized a gain of approximately $3.7 million from the sale. In compliance with current accounting guidance (SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”), the prior year’s earnings of the Lakewood operation have been reclassified to “Income from discontinued operations”. Revenue attributable to discontinued operations was $107,500 for the prior year’s quarter.

Note 5 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains nine (9) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2007.

The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees.

FREIT assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, and financing costs. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the three months ended January 31, 2008 and 2007. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2008	2007*
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$5,624	$5,463
Residential	4,762	4,513
Totals	10,386	9,976
Real estate operating expenses:
Commercial	2,291	2,165
Residential	2,146	2,201
Totals	4,437	4,366
Net operating income:
Commercial	3,333	3,298
Residential	2,616	2,312
Totals	$5,949	$5,610
Recurring capital improvements-residential	$146	$174

Reconciliation to consolidated net income:
Segment NOI	$5,949	$5,610
Deferred rents - straight lining	47	55
Amortization of acquired leases	24	75
Net investment income	159	87
Minority interest in earnings of subsidiaries	(115)	(138)
Distribution to certain minority interests	-	(150)
General and administrative expenses	(390)	(389)
Depreciation	(1,338)	(1,303)
Financing costs	(2,933)	(3,043)
Income from continuing operations	1,403	804
Income from discontinued operations	-	42
Net income	$1,403	$846

* Restated to reflect reclassification of discontinued operations.

Index

Note 6 – Subsequent events:

On February 12, 2008, Damascus Centre, LLC (“Damascus Centre”) closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in the Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at a floating rate equal to LIBOR +1.35%. On February 12, 2008, Damascus drew down $2.5 million of construction costs from this loan.

FREIT had a variable interest rate mortgage secured by its Patchogue, NY property. To limit interest rate volatility on this loan, FREIT entered into an interest rate swap contract. This loan came due on January 2, 2008. The due date of the loan was extended to February 29, 2008. The interest rate swap contract terminated on January 2, 2008. On February 29, 2008, the unpaid principal amount of this loan of approximately $5.9 million was refinanced with a $6 million mortgage loan bearing a fixed interest rate of 6.125%, with a ten (10) year term, and payable according to a thirty (30) year amortization schedule. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan).

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties, governmental actions and initiatives; environmental/safety requirements; and risks of real estate development and acquisitions. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

During the past quarter we have identified the following trends that have had an effect on our operating results and cash flow:

Increased occupancy and rental rates at our residential rental properties:  As a result of the sub-prime mortgage fall-out, generally homebuyers are experiencing less mortgage availability and higher credit standards, coupled with higher interest costs. This has put a damper on home and condominium purchases. It has, however, increased demand for apartment rentals. The occupancy rates at our residential properties, and the apartment rental rates have increased during the last quarter.  This has helped increase our revenues, income and cash flow.

Availability of financing capital and interest rates: During the last quarter benchmark interest indexes, such as treasury bond rates and LIBOR rates have fallen. However, since fewer lenders are in the market for new loans, the lenders that are in the market have increased their spreads (the margin that lenders charge over current interest rates) resulting in higher interest costs to borrowers. In this respect, FREIT has benefited with respect to its variable rate mortgages since the spread on these loans was fixed in prior periods at the time that these loans were closed, resulting in lower interest costs during the last quarter.  Conversely, the cost of financing at our future development projects at the Rotunda and South Brunswick may prove more costly.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2007, have been applied consistently as at January 31, 2008 and October 31, 2007, and for the three months ended January 31, 2008 and 2007. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real Estate revenue for the three months ended January 31, 2008 (“Current Quarter”) increased 3.5% to $10,457,000 compared to $10,106,000 for the three months ended January 31, 2007 (“Prior Year’s Quarter”).  The increase in real estate revenues was principally attributable to FREIT’s residential operations, primarily at The Pierre Towers and The Boulders, which accounted for 60% of the increase for the Current Quarter.

Net income for the Current Quarter was $1,403,000 ($0.20 per share diluted) compared to $846,000 ($0.12 per share diluted) for the Prior Year’s Quarter. Income from continuing operations for the Current Quarter was $1,403,000 ($0.20 per share diluted) compared to $804,000 ($0.11 per share diluted) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted revenue and net income for the three months ended January 31, 2008 and 2007:

NET INCOME COMPONENTS
	Three Months Ended
	January 31,
	2008	2007*	Change
	(thousands of dollars)
Commercial Properties
Same Properties (1)	$3,350	$3,317	$33
Damascus Center - undergoing renovation	54	111	(57)
Total Commercial Properties	3,404	3,428	(24)

Residential Properties
Same Properties (1)	2,616	2,312	304
Total Residential Properties	2,616	2,312	304

Total income from real estate operations	6,020	5,740	280

Financing costs:
Fixed rate mortgages
Same Properties (1)	(2,561)	(2,624)	63
Floating Rate - Rotunda	(372)	(419)	47
Total financing costs	(2,933)	(3,043)	110

Investment income	159	87	72

Corporate expenses	(211)	(160)	(51)
Accounting	(179)	(229)	50
Minority interest in earnings of subsidiaries	(115)	(138)	23
Distribution to Westwood Hills minority interests	-	(150)	150

Depreciation:
Same Properties (1)	(1,338)	(1,303)	(35)
Total depreciation	(1,338)	(1,303)	(35)

Income from continuing operations	1,403	804	599

Income from discontinued operations	-	42	(42)

Net Income	$1,403	$846	$557

(1) Properties operated since the beginning of fiscal 2007.
* Restated to reflect reclassification of discontinued operations.

The consolidated results of operations for the  Current Quarter are not necessarily indicative of the results to be expected for the full year.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income (“NOI”) data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Quarter, as compared to the Prior Year’s Quarter:

Three Months Ended January 31:

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2008	2007	$	%	2008	2007*	$	%	2008	2007*
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,194	$4,137	$57	1.4%	$4,715	$4,452	$263	5.9%	$8,909	$8,589
Reimbursements	1,385	1,284	101	7.9%			-		1,385	1,284
Other	45	42	3	7.1%	47	61	(14)	-23.0%	92	103
Total revenue	5,624	5,463	161	2.9%	4,762	4,513	249	5.5%	10,386	9,976

Operating expenses	2,291	2,165	126	5.8%	2,146	2,201	(55)	-2.5%	4,437	4,366
Net operating income	$3,333	$3,298	$35	1.1%	$2,616	$2,312	$304	13.1%	5,949	5,610
Average
Occupancy %	89.5%	89.5%		0.0%	95.7%	93.8%		1.9%

Reconciliation to consolidated net income:
Deferred rents - straight lining	47	55
Amortization of acquired leases	24	75
Net investment income	159	87
General and administrative expenses	(390)	(389)
Depreciation	(1,338)	(1,303)
Financing costs	(2,933)	(3,043)
Distributions to certain minority interests	-	(150)
Minority interest	(115)	(138)
Income from continuing operations	1,403	804
Income from discontinued operations	-	42
Net income	$1,403	$846
 *  Restated to reflect reclassification of discontinued operations.

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

SUPPLEMENTARY SEGMENT INFORMATION

Commercial lease expirations as at October 31, 2007, assuming none of the tenants exercise renewal options:

				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	24	59,092	5.4%	$1,082,497	$18.32
2008	20	67,554	6.2%	$1,339,565	$19.83
2009	15	44,143	4.1%	$801,213	$18.15
2010	19	89,719	8.3%	$1,283,854	$14.31
2011	15	57,081	5.2%	$1,342,052	$23.51
2012	10	191,758	17.6%	$1,384,803	$7.22
2013	4	33,346	3.1%	$641,326	$19.23
2014	4	20,121	1.9%	$318,276	$15.82
2015	7	76,104	7.0%	$862,806	$11.34
2016	3	20,576	1.9%	$172,432	$8.38
2017	1	2,786	0.3%	$65,471	$23.50

Index

The following tables present the average rental income on a per unit and square foot basis for each of our Residential and Commercial properties, respectively for the Current Quarter and Prior Year’s Quarter:

Residential Apartment Properties:					Commercial Properties:
Property & Location	No. of Units	Average Quarterly Occupancy Rate @ 1/31/08	Average Monthly Rent per Unit @ 1/31/08	Average Monthly Rent per Unit @ 1/31/07	Property & Location	Leaseable Space - Approximate Sq. Ft.	Average Quarterly Occupancy Rate @ 1/31/08	Average Annualized Rent per Sq. Ft. @ 1/31/08	Average Annualized Rent per Sq. Ft. @ 1/31/07

Palisades Manor	12	100.0%	$1,072	$1,046	Franklin Crossing	87,041	93.8%	$22.95	$21.73
Palisades Park, NJ					Franklin Lakes, NJ

Grandview Apts.	20	100.0%	$1,133	$1,073	Westwood Plaza	173,854	100.0%	$12.66	$12.81
Hasbrouck Heights, NJ					Westwood, NJ

Heights Manor	79	92.7%	$1,125	$1,070	Westridge Square	256,620	88.4%	$12.60	$12.05
Spring Lake Heights, NJ					Frederick, MD

Hammel Gardens	80	99.1%	$1,176	$1,161	Pathmark Super Store	63,962	100.0%	$19.99	$18.49
Maywood, NJ					Patchogue, NY

Steuben Arms	100	99.0%	$1,234	$1,200	Glen Rock, NJ	4,800	100.0%	$20.48	$20.48
River Edge, NJ

Berdan Court	176	97.9%	$1,380	$1,329	Preakness Center	322,136	97.4%	$12.63	$12.16
Wayne, NJ					Wayne, NJ

Pierre Towers	269	93.9%	$1,765	$1,700	Damascus Center	139,878	52.3%	$6.98	$9.04
Hackensack, NJ					Damascus, MD

Westwood Hills	210	95.0%	$1,389	$1,370	The Rotunda	216,645	89.4%	$20.44	$20.09
Westwood Hills, NJ					Baltimore, MD

Boulders	129	93.8%	$1,350	$1,290
Rockaway, NJ

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,127,000 sq. ft. of retail space and 138,000 sq. ft. of office space.  Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who intends to build and operate a bank branch on land FREIT owns in Rochelle Park, NJ.

As indicated in the table above under the caption Segment Information, revenue and NOI from FREIT’s commercial segment for the Current Quarter increased by 2.9% and 1.1% over the comparable prior year’s period. Higher occupancy levels at many of our commercial properties was the primary reason for the increase in both revenue and NOI for the Current Quarter. However, the favorable increase was slightly offset by the adverse effect of the renovation at our Damascus Shopping Center property located in Damascus, MD (the “Damascus Center”), which caused a temporary decline in occupancy levels. (See discussion below). Average occupancy rates for FREIT’s commercial segment for the Current Quarter was at 94.1%, exclusive of the Damascus Center, compared to 93.6% for the prior year’s period.

The impact of the Damascus renovation on the quarterly results of the commercial segment is reflected in the following table:

	Three Months Ended January 31,
	2008			2007
	Commercial		Same	Commercial		Same
$(000)	Properties	Damascus	Properties	Properties	Damascus	Properties
Revenues	$5,624	$152	$5,472	$5,463	$199	$5,264

Expenses	2,291	98	2,193	2,165	88	2,077

NOI	$3,333	$54	$3,279	$3,298	$111	$3,187

Index

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million.  Building plans for Phase I have been approved and construction on Phase I began in June 2007 with completion expected no later than March 2008. Phase I construction costs will approximate $4 - $4.5 million of which $3.1 million has already been expended. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs.  This loan will be drawn upon as needed. On February 12, 2008, Damascus drew down $2.5 million of construction costs from this loan. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) continues. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. These development costs are expected to approximate $145 million. City Planning Board approval has been received, and construction is expected to start during calendar 2008.

FREIT recently completed the re-configuration and renovation of the space formerly occupied by a movie theater at its Westridge Square Shopping Center in Frederick, MD at a cost approximating $1 million.  The former movie theater operator, as part of its lease termination fee, supplied the funds for this re-configuration.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, revenue from our residential segment for the Current Quarter increased 5.5% to $4,762,000 and NOI is also up 13.1% to $2,616,000. The primary reasons for the increase were higher occupancy levels, along with lower operating expenses at many of our residential properties. The Boulders and The Pierre Towers continue to be strong contributors to FREIT’s residential operations, accounting for 84% of the increase in revenue and 67% of the increase in NOI for the Current Quarter.

Revenues from FREIT’s residential properties continue to increase. Average occupancy rates for the Current Quarter were at 95.7% compared to 93.8% for the prior year’s period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,523 and $1,422, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $196,000 and $187,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We intend to modernize, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $3 - $4 million, and apartments are to be renovated as they become temporarily vacant, over the next several years. These costs will be financed from operating cash flow and cash reserves. Through January 31, 2008, we expended approximately $2.7 million in capital improvements at The Pierre, including approximately $74,000 during the Current Quarter.

Index

FINANCING COSTS

	Three Months Ended
	January 31,
	2008	2007
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$2,369	$2,393
2nd Mortgages
Existing	130	133
Variable rate mortgages:
Acquisition loan-Rotunda	392	405
Other	55	47
	2,946	2,978
Amortization of Mortgage Costs	73	65
Total Financing Costs	3,019	3,043
Less amount capitalized	(86)	-
Financing costs expensed	$2,933	$3,043

Financing costs before capitalized amounts for the Current Quarter decreased 0.8% compared to the Prior Year’s Quarter.

Our acquisition loan for The Rotunda property of $22.5 million bears a floating interest rate. Lower interest rates over the course of the Current Quarter decreased the level of interest expense for the Rotunda by approximately $13,000, to $392,000 for the Current Quarter.

CERTAIN MINORITY DISTRIBUTIONS

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

Effective June 1, 2007, the Operating Agreement of LLC was amended by a majority of the members of LLC to require the members to restore their negative capital accounts at Westwood Hills caused by any future losses, distributions from operations or net refinancing proceeds from the effective date of this amendment forward. As a result of this amendment, future minority interest distributions by LLC may be recorded as a receivable from minority members.

NET INVESTMENT INCOME

Net investment income for the Current Quarter was $159,000, a significant increase over the $87,000 for the Prior Year’s Quarter. Net investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman of the Board, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Center, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The increase in net investment income for the current period was primarily attributable to higher interest income for the Current Quarter due to higher interest rates on the Company’s investments.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Quarter, G & A was $390,000, as compared to $389,000 for the Prior Year’s Quarter. The primary components of G&A are accounting fees and Trustees’ compensation amounting to $179,000 and $113,000 for the Current Quarter and $229,000 and $105,000 for the Prior Year’s Quarter, respectively.

Index

DEPRECIATION

Depreciation expense from continuing operations for the Current Quarter was $1,338,000, an increase of $35,000 over the prior year’s comparable period. The increase was primarily attributable to FREIT’s residential operations, specifically with respect to current renovation and construction projects becoming operational at The Pierre and The Boulders, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $4.2 million for the Current Quarter compared to $2.6 million for the Prior Year’s Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2008, we had cash and marketable securities totaling $9.8 million compared to $12.7 million at October 31, 2007.

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

In connection with its construction activities at The Boulders in Rockaway, NJ, FREIT had drawn down $1.5 million and further utilized the credit line for the issuance of a $2 million Letter of Credit (“LoC”). The $1.5 million was repaid during the Prior Year’s Quarter and the $2 million LoC was retired on May 16, 2007. $18 million is currently available under the line of credit.

We are planning an expansion and redevelopment of The Rotunda in Baltimore, MD and have begun the rebuilding of the Damascus Shopping Center, in Damascus, MD. The total capital required for these projects is estimated at $145 million, and $21.9 million, respectively. Financing for the Rotunda project will be, in part, from mortgage financing and, in part, from funds available in our institutional money market investment. On February 12, 2008, Damascus Centre, LLC (“Damascus Centre”) closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in the Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at a floating rate equal to LIBOR +1.35%. On February 12, 2008, Damascus drew down $2.5 million of construction costs from this loan.

We expect these development projects to add to revenues, income, cash flow, and shareholder value.

At January 31, 2008, FREIT’s aggregate outstanding mortgage debt was $188.8 million and bears a weighted average interest rate of 5.83%, and an average life of approximately 5.8 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2008	2010	2013	2014	2016	2017	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$28.4	$12.2	$8.0	$25.9	$24.5	$22.0	$28.1	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2008 and October 31, 2007:

	January 31,	October 31,
($ in Millions)	2008	2007
Fair Value	$196.3	$188.7

Carrying Value	$188.8	$189.4

Index

Fair values are estimated based on market interest rates at January 31, 2008 and October 31, 2007 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2008 a 1% interest rate increase would reduce the fair value of our debt by $9.9 million, and a 1% decrease would increase the fair value by $10.8 million.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT’s only floating rate loan outstanding is its $22.5 million acquisition loan for The Rotunda. A 1% rate fluctuation would impact earnings on an annual basis by $225,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FREIT had a variable interest rate mortgage secured by its Patchogue, NY property. To limit interest rate volatility on this loan, FREIT entered into an interest rate swap contract. This loan came due on January 2, 2008. The due date of the loan was extended to February 29, 2008. The interest rate swap contract terminated on January 2, 2008. On February 29, 2008, the unpaid principal amount of this loan of approximately $5.9 million was refinanced with a $6 million mortgage loan bearing a fixed interest rate of 6.125%, with a ten (10) year term, and payable according to a thirty (30) year amortization schedule. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan).

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")
	Three Months Ended
	January 31,
	2008	2007*
	($ in thousands)

Net income	$1,403	$846
Depreciation	1,338	1,303
Amortization of deferred mortgage costs	73	65
Deferred rents (Straight lining)	(47)	(55)
Amortization of acquired leases	(24)	(75)
Capital Improvements - Apartments	(146)	(174)
Discontinued operations	-	(42)
Minority interests:
Equity in earnings of affiliates	115	288
Distributions to minority interests	(327)	(300)

FFO	$2,385	$1,856

Per Share - Basic	$0.35	$0.27
Per Share - Diluted	$0.35	$0.27

Weighted Average Shares Outstanding:
Basic	6,763	6,751
Diluted	6,906	6,919

* Restated to reflect reclassification of discontinued operations.

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

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first three months of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Item 1A:  Risk Factors

Almost all of FREIT’s income and cash flow is derived from the net rental income (revenues after expenses) from our properties. FREIT’s business and financial results are affected by the following fundamental factors:

▪	the national and regional economic climate;
▪	occupancy rates at the properties;
▪	tenant turnover rates;
▪	rental rates;
▪	operating expenses;
▪	tenant improvement and leasing costs;
▪	cost of and availability of capital;
▪	new acquisitions and development projects; and
▪	changes in governmental regulations, real estate tax rates and similar matters.

A negative quality change in the above factors could potentially cause a detrimental effect on FREIT’s revenue, earnings and cash flow. If rental revenues decline, we would expect to have less cash available to pay our indebtedness and distribute to our shareholders.

Changes in General Economic Climate:  FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. A decline in general economic conditions, particularly in New Jersey and Maryland, where a majority of our properties are located, may cause reductions in rental revenues. A decline in general economic conditions may cause apartment tenants to double-up or vacate, causing increases in vacancies, or to resist monthly rent increases. Additionally, a general decline in economic conditions may cause a lack of consumer confidence, resulting in lower levels of consumer spending that could adversely affect the financial condition of some of our retail tenants, resulting in their inability to pay rent and/or expense recovery charges (represents recovery of certain common area maintenance charges, including insurance and real estate taxes). These retail tenants may vacate or fail to exercise renewal options for their space.

Index

Tenants unable to pay rent: Financially distressed tenants may be unable to pay rents and expense recovery charges, where applicable, and may default on their leases. Enforcing our rights as landlord could result in substantial costs and may not result in a full recovery of unpaid rent. If a tenant files for bankruptcy, the tenant’s lease may be terminated. In each such instance FREIT’s income and cash flow would be negatively impacted.

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions.  The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT’s income and cash flow and adversely affect our ability to pay mortgage debt and interest or make distributions to our shareholders

Inflation may adversely affect our financial condition and results of operations: Increased inflation could have a pronounced negative impact on our operating and administrative expenses, as these costs may increase at a higher rate than our rents. While increases in most operating expenses at our commercial properties can be passed on to retail tenants, increases in expenses at our residential properties cannot be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest, and for distributions to shareholders.

Development and construction risks:   As part of its investment strategy, FREIT seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. FREIT is currently renovating its shopping center located in Damascus, Maryland, and is planning a major development at its Rotunda property in Baltimore, Maryland. In addition it is contemplating the construction of an industrial building on its South Brunswick, New Jersey property. Development and construction activities are challenged with the following risks, which may adversely affect our cash flow:

•	financing may not be available in the amounts we seek, or may not be on favorable terms;
•	long-term financing may not be available upon completion of the construction; and
•	failure to complete construction on schedule or within budget may increase debt service costs and construction costs.

Debt financing could adversely affect income and cash flow:  FREIT relies on debt financing to fund its growth through acquisitions and development activities. To the extent third party debt financing is not available, or not available on favorable terms, acquisitions and development activities will be curtailed.

FREIT currently has approximately $166 million of non-recourse mortgage debt subject to fixed interest rates, and approximately $23 million of partial recourse acquisition mortgage debt subject to variable interest rates (relates to the acquisition of the Rotunda property). These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required.  FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired.

To the extent we are unable to refinance our indebtedness on acceptable terms, we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $18 million credit line (currently unutilized and fully available) and our acquisition mortgage loan contain financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

Index

Real estate is a competitive business: FREIT is subject to normal competition with other investors to acquire real property and to profitably manage such property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT. In addition, retailers at FREIT's commercial properties face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing and shopping through cable and computer sources, particularly over the internet, and telemarketing. In many markets, the trade areas of FREIT's commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT's commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT's tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT's commercial properties.

Illiquidity of real estate investment: Real estate investments are relatively difficult to buy and sell quickly. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT’s interests in its partially owned subsidiaries are subject to transfer constraints by the operating agreements, which govern FREIT’s investment in these partially owned subsidiaries.

Environmental problems may be costly: Both federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

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

FREIT may fail to qualify as a REIT: Since its inception in 1961, FREIT has elected, and will continue to operate so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex provisions of the Internal Revenue Code. Governmental legislation, new regulations, administrative interpretations may significantly change the tax laws with respect to the requirements for qualification as a REIT, or the federal income tax consequences of qualifying as a REIT. Although FREIT intends to continue to operate in a manner to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT. Such a revocation would subject FREIT’s income to federal income tax at regular corporate rates, and failure to qualify as a REIT would also eliminate the requirement that we pay dividends to our shareholders.

Change of investment and operating policies: FREIT’s investment and operating policies, including indebtedness and dividends, are exclusively determined by FREIT’s Board of Trustees, and not subject to shareholder approval.

Index

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 11, 2008
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)