Form 10-Q
period 2008-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2008-06-09
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer 	Accelerated Filer ☒	Non-Accelerated Filer 	Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No ☒

As of June 6, 2008, the number of shares of beneficial interest outstanding was 6,851,152

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

Part I:  Financial Information

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	April 30,	October 31,
	2008	2007
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$208,683	$204,732
Construction in progress	6,263	7,331
Cash and cash equivalents	11,611	12,740
Tenants' security accounts	2,410	2,369
Sundry receivables	4,081	4,833
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,487	2,852
Acquired over market leases and in-place lease costs	985	1,104
Deferred charges, net	3,579	3,454
Interest rate swap contract	-	14
Totals	$243,425	$242,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable	$192,613	$189,389
Accounts payable and accrued expenses	5,108	5,193
Dividends payable	2,046	2,704
Tenants' security deposits	3,133	3,124
Acquired below market value leases and deferred revenue	3,272	3,911
Total liabilities	206,172	204,321

Minority interest	13,123	13,304

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,821,152 and 6,760,652 shares issued and outstanding	23,679	23,225
Undistributed earnings	451	1,891
Accumulated other comprehensive income	-	14
Total shareholders' equity	24,130	25,130
Totals	$243,425	$242,755

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
AND UNDISTRIBUTED EARNINGS
SIX AND THREE MONTHS ENDED APRIL 30, 2008 AND 2007
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007 *	2008	2007 *
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$18,064	$17,501	$9,084	$8,781
Reimbursements	2,456	2,373	1,071	1,089
Sundry income	186	181	94	78
Totals	20,706	20,055	10,249	9,948

Expenses:
Operating expenses	5,685	5,512	2,760	2,617
Management fees	916	870	460	435
Real estate taxes	2,891	2,852	1,445	1,426
Depreciation	2,674	2,649	1,336	1,346
Totals	12,166	11,883	6,001	5,824

Operating income	8,540	8,172	4,248	4,124

Investment income	313	225	154	138

Interest expense including amortization of deferred financing costs	(5,818)	(6,088)	(2,885)	(3,045)
Minority interest	(395)	(258)	(280)	(120)
Distribution to certain minority interests	-	(150)	-	-
Income from continuing operations	2,640	1,901	1,237	1,097
Discontinued operations:
Earnings from discontinued operations	-	76	-	34
Income from discontinued operations	-	76	-	34
Net income	$2,640	$1,977	$1,237	$1,131

Basic earnings per share:
Continuing operations	$0.39	$0.28	$0.18	$0.16
Discontinued operations	$-	$0.01	$-	$0.01
Net income	$0.39	$0.29	$0.18	$0.17
Diluted earnings per share:
Continuing operations	$0.38	$0.28	$0.18	$0.15
Discontinued operations	$-	$0.01	$-	$0.01
Net income	$0.38	$0.29	$0.18	$0.16

Weighted average shares outstanding:
Basic	6,781	6,751	6,799	6,751
Diluted	6,894	6,916	6,911	6,915

COMPREHENSIVE INCOME
Net income	$2,640	$1,977	$1,237	$1,131
Other comprehensive income (loss):
Unrealized (loss) on interest rate swap contract	-	(29)	-	(22)
Comprehensive income	$2,640	$1,948	$1,237	$1,109

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$1,891	$1,735	$1,260	$556
Net income	2,640	1,977	1,237	1,131
Less dividends declared	(4,080)	(4,052)	(2,046)	(2,027)
Balance, end of period	$451	$(340)	$451	$(340)
Dividends declared per share	$0.60	$0.60	$0.30	$0.30

 *  Restated to reflect reclassification of discontinued operations.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2008 AND 2007
(Unaudited)

	Six Months Ended
	April 30,
	2008	2007
	(In Thousands of Dollars)
Operating activities:
Net income	$2,640	$1,977
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation	2,674	2,655
Amortization	381	360
Net amortization of acquired leases	(48)	(151)
Deferred revenue	(520)	(298)
Minority interest	395	408
Changes in operating assets and liabilities:
Tenants' security accounts	(41)	(51)
Sundry receivables, prepaid expenses and other assets	931	1,438
Accounts payable, accrued expenses and other liabilities	1,051	(448)
Tenants' security deposits	9	91
Net cash provided by operating activities	7,472	5,981
Investing activities:
Capital improvements - existing properties	(2,058)	(1,464)
Construction and pre development costs	(4,605)	(3,718)

Net cash used in investing activities	(6,663)	(5,182)
Financing activities:
Repayment of mortgages	(6,995)	(18,494)
Proceeds from mortgages	6,000	28,331
Proceeds from construction loan	4,219	-
Deferred financing costs	(283)	(524)
Proceeds from exercise of stock options	454	37
Dividends paid	(4,738)	(5,400)
Distribution to minority interest	(595)	(387)
Net cash (used in) provided by financing activities	(1,938)	3,563
Net increase (decrease) in cash and cash equivalents	(1,129)	4,362
Cash and cash equivalents, beginning of period	12,740	9,616
Cash and cash equivalents, end of period	$11,611	$13,978

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest of $157 in fiscal 2008.	$5,720	$5,956
Income taxes paid	$10	$18
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$774	$34
Dividends declared but not paid	$2,046	$2,027

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

The consolidated results of operations for the six and three months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2007 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In computing diluted earnings per share for the six and three months ended April 30, 2008 and 2007, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	6,780,740	6,750,873	6,799,219	6,751,101
Shares arising from assumed exercise of stock options	113,470	165,091	111,944	164,016
Dilutive weighted average shares outstanding	6,894,210	6,915,964	6,911,163	6,915,117

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income for the six and three months ended April 30, 2008 and the prior year’s comparable periods.

Note 3 - Equity incentive plan:

On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest were available for issuance to key personnel in the form of stock options, restricted share awards and other share-based awards.

Upon ratification of the Plan on April 7, 1999, FREIT issued 754,000 stock options (adjusted for stock splits), which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. As of April 30, 2008, options for 172,000 shares were outstanding. The total intrinsic value of the options outstanding at April 30, 2008 was approximately $2.5 million.

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018.

Index

Note 4 - Discontinued operations:

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, New Jersey. The sales price for the property was $4 million. For financial reporting purposes, FREIT recognized a gain of approximately $3.7 million from the sale. In compliance with current accounting guidance (SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”), the prior year’s earnings of the Lakewood operation have been reclassified to “Income from discontinued operations”. Revenue attributable to discontinued operations was $207,000 and $100,000 for the prior year’s six and three month periods ended April 30, 2007.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the six and three months ended April 30, 2008 and 2007. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007 *	2008	2007 *
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$11,039	$10,735	$5,415	$5,272
Residential	9,527	9,055	4,765	4,542
Totals	20,566	19,790	10,180	9,814
Real estate operating expenses:
Commercial	4,412	4,303	2,121	2,138
Residential	4,270	4,128	2,124	1,927
Totals	8,682	8,431	4,245	4,065
Net operating income:
Commercial	6,627	6,432	3,294	3,134
Residential	5,257	4,927	2,641	2,615
Totals	$11,884	$11,359	$5,935	$5,749
Recurring capital improvements-residential	$258	$239	$118	$65

Reconciliation to consolidated net income:
Segment NOI	$11,884	$11,359	$5,935	$5,749
Deferred rents - straight lining	92	114	45	59
Amortization of acquired leases	48	151	24	75
Net investment income	313	225	154	138
Minority interest in earnings of subsidiaries	(395)	(258)	(280)	(120)
Distribution to certain minority interests	-	(150)	-	-
General and administrative expenses	(810)	(803)	(420)	(413)
Depreciation	(2,674)	(2,649)	(1,336)	(1,346)
Financing costs	(5,818)	(6,088)	(2,885)	(3,045)
Income from continuing operations	2,640	1,901	1,237	1,097
Income from discontinued operations	-	76	-	34
Net income	$2,640	$1,977	$1,237	$1,131

*  Restated to reflect reclassification of discontinued operations.

Index

Note 6 - Mortgages & notes payable:

On February 12, 2008, Damascus Centre, LLC (“Damascus Centre”) closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in the Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at a floating rate equal to LIBOR +1.35%. As of April 30, 2008, Damascus drew down $4.2 million from this loan to cover construction costs.

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

Note 7 – Commitments & contingencies:

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre). FREIT has issued a bond of approximately $1 million to guaranty completion of off-site improvements. Total construction costs will be approximately $21.9 million. Construction on Phase I began in June 2007 with completion expected no later than June 2008. Phase I construction costs will approximate $4 - $4.5 million of which $4.2 million has already been expended. Construction financing for approximately $27.3 million has been committed that will be available to fund future and already expended construction costs, and will be drawn upon as needed. As of April 30, 2008, Damascus drew down $4.2 million from this loan to cover construction costs.

Note 8– Share repurchase program:

On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT shares commencing three (3) days after the announcement of its operating results for the quarter ended April 30, 2008. Share repurchases under this program may be made from time to time in the open market or through privately negotiated transactions, depending on trading prices of FREIT shares and other market conditions. This share repurchase program may be limited or terminated at any time and without prior notice.

Note 9– Subsequent events:

FREIT owns a 60% membership interest in and is the managing member of Grande Rotunda, LLC (“Grande Rotunda”). Rotunda 100, LLC, a New Jersey limited liability company, owns a 40% interest in Grande Rotunda. Employees of Hekemian & Co., Inc. (“Hekemian & Co.”), the managing agent of FREIT, including members of the immediate family of Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, own Rotunda 100, LLC, and the members of Mr. Hekemian’s family have majority management control of this entity. Grande Rotunda is the owner of a mixed-use (office/retail) property in Baltimore, MD.

As an incentive to the employees of Hekemian & Co. to identify and provide real estate investment opportunities to FREIT, FREIT has agreed to advance the Hekemian & Co. employees, who are members of Rotunda 100, LLC, 50% of the amount which such employees are required to contribute toward the acquisition and operation of the Grande Rotunda, up to $2 million. The Hekemian & Co. employees have pledged their interests in Rotunda 100, LLC to FREIT as collateral security for these loans. FREIT collects a market level interest rate on the outstanding principal balance of such loans, and the loans are full recourse loans to the borrowers.

On May 8, 2008, FREIT’s Board of Trustees approved amendments to the existing loan agreements with the Hekemian & Co. employees to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

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

During the past six and three month period ended April 30, 2008, we have identified the following trends that have had an effect on our operating results and cash flow:

Increased occupancy and rental rates at our residential rental properties:  As a result of the sub-prime mortgage fall-out, generally homebuyers are experiencing less mortgage availability and higher credit standards, coupled with higher interest costs. This has put a damper on home and condominium purchases. It has, however, increased demand for apartment rentals. The occupancy rates at our residential properties remain high, and we have been aggressively increasing rental rates where possible.

Availability of financing capital and interest rates: Since the start of our fiscal year, benchmark interest indexes, such as Treasury bond and LIBOR rates have come down, although slight up ticks were registered in April and May 2008. As a result of the volatility in the interest rate market, fewer lenders are in the market for new loans, and the lenders that are in the market have increased their spreads (the margin that lenders charge over current interest rates) resulting in higher interest costs to borrowers. In this respect, FREIT has benefited with respect to its variable rate mortgages since the spread on these loans was fixed in prior periods at the time that these loans were closed, resulting in lower interest costs during the last six-month period. Conversely, the cost of financing at our future development projects at the Rotunda and South Brunswick may prove more costly.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2007, have been applied consistently as at April 30, 2008 and October 31, 2007, and for the six and three months ended April 30, 2008 and 2007. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real Estate revenue for the six months ended April 30, 2008 (“Current Six Months”) increased 3.2% to $20,706,000 compared to $20,055,000 for the six months ended April 30, 2007 (“Prior Six Months”). Real Estate revenue for the three months ended April 30, 2008 (“Current Quarter”) increased 3.0% to $10,249,000 compared to $9,948,000 for the three months ended April 30, 2007 (“Prior Year’s Quarter”).  The increase in real estate revenues was principally attributable to FREIT’s residential operations, primarily at The Boulders and The Pierre Towers, which accounted for 58% and 56% of the increase for the current six and three month periods, respectively.

Net income for the Current Six Months was $2,640,000 ($0.38 diluted) compared to $1,977,000 ($0.29 diluted) for the Prior Six Months. Net income for the Current Quarter was $1,237,000 ($0.18 diluted) compared to $1,131,000 ($0.16 diluted) for the Prior Year’s Quarter. Refer to the schedule below for a detailed analysis of the major changes that impacted revenue and net income for the six and three months ended April 30, 2008 and 2007:

NET INCOME COMPONENTS
	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2008	2007*	Change	2008	2007*	Change
	(thousands of dollars)			(thousands of dollars)
Commercial Properties
Same Properties (1)	$6,623	$6,504	$119	$3,273	$3,186	$87
Damascus Center - undergoing renovation	144	193	(49)	90	82	8
Total Commercial Properties	6,767	6,697	70	3,363	3,268	95

Residential Properties
Same Properties (1)	5,257	4,927	330	2,641	2,615	26
Total Residential Properties	5,257	4,927	330	2,641	2,615	26

Total income from real estate operations	12,024	11,624	400	6,004	5,883	121

Financing costs:
Fixed rate mortgages
Same Properties (1)	(5,179)	(5,271)	92	(2,618)	(2,647)	29
Floating Rate - Rotunda	(639)	(817)	178	(267)	(398)	131
Total financing costs	(5,818)	(6,088)	270	(2,885)	(3,045)	160

Investment income	313	225	88	154	138	16

Corporate expenses	(497)	(461)	(36)	(286)	(301)	15
Accounting	(313)	(342)	29	(134)	(112)	(22)
Minority interest in earnings of subsidiaries	(395)	(258)	(137)	(280)	(120)	(160)
Distribution to Westwood Hills minority interests (2)	-	(150)	150	-	-	-

Depreciation:
Same Properties (1)	(2,674)	(2,649)	(25)	(1,336)	(1,346)	10
Total depreciation	(2,674)	(2,649)	(25)	(1,336)	(1,346)	10

Income from continuing operations	2,640	1,901	739	1,237	1,097	140

Income from discontinued operations	-	76	(76)	-	34	(34)

Net Income	$2,640	$1,977	$663	$1,237	$1,131	$106

*  Restated to reflect reclassification of discontinued operations.
(1) Properties operated since the beginning of fiscal 2007.
(2) Prior to change of Terms of LLC Operating Agreement effective June 1, 2007 with respect to recovery of distributions in excess of cumulative net income of the LLC.

The consolidated results of operations for the Current Six Months and Current Quarter are not necessarily indicative of the results to be expected for the full year.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Six Months and Current Quarter, as compared to the prior year’s comparable periods:

Six Months Ended April 30:
	Commercial				Residential				Combined
	Six Months Ended April 30,		Increase (Decrease)		Six Months Ended April 30,		Increase (Decrease)		Six Months Ended April 30,
	2008	2007	$	%	2008	2007*	$	%	2008	2007*
	($ in thousands)				($ in thousands)				($ in thousands)
Rental income	$8,486	$8,262	$224	2.7%	$9,438	$8,974	$464	5.2%	$17,924	$17,236
Reimbursements	2,456	2,373	83	3.5%	-	-	-		2,456	2,373
Other	97	100	(3)	-3.0%	89	81	8	9.9%	186	181
Total revenue	11,039	10,735	304	2.8%	9,527	9,055	472	5.2%	20,566	19,790

Operating expenses	4,412	4,303	109	2.5%	4,270	4,128	142	3.4%	8,682	8,431
Net operating income	$6,627	$6,432	$195	3.0%	$5,257	$4,927	$330	6.7%	11,884	11,359
Average
Occupancy %	90.0%	89.7%		0.3%	95.2%	94.3%		0.9%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					92	114
				Amortization of acquired leases					48	151
				Net investment income					313	225
				General and administrative expenses					(810)	(803)
				Depreciation					(2,674)	(2,649)
				Financing costs					(5,818)	(6,088)
				Distributions to certain minority interests					-	(150)
				Minority interest					(395)	(258)
				Income from continuing operations					2,640	1,901
				Income from discontinued operations					-	76
				Net income					$2,640	$1,977

 *  Restated to reflect reclassification of discontinued operations.

Three Months Ended April 30:
	Commercial				Residential				Combined
	Three Months Ended April 30,		Increase (Decrease)		Three Months Ended April 30,		Increase (Decrease)		Three Months Ended April 30,
	2008	2007	$	%	2008	2007*	$	%	2008	2007*
	($ in thousands)				($ in thousands)				($ in thousands)
Rental income	$4,292	$4,126	$166	4.0%	$4,723	$4,521	$202	4.5%	$9,015	$8,647
Reimbursements	1,071	1,089	(18)	-1.7%	-	-	-		1,071	1,089
Other	52	57	(5)	-8.8%	42	21	21	100.0%	94	78
Total revenue	5,415	5,272	143	2.7%	4,765	4,542	223	4.9%	10,180	9,814

Operating expenses	2,121	2,138	(17)	-0.8%	2,124	1,927	197	10.2%	4,245	4,065
Net operating income	$3,294	$3,134	$160	5.1%	$2,641	$2,615	$26	1.0%	5,935	5,749
Average
Occupancy %	90.7%	89.9%		0.8%	94.7%	94.7%		0.0%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					45	59
				Amortization of acquired leases					24	75
				Net investment income					154	138
				General and administrative expenses					(420)	(413)
				Depreciation					(1,336)	(1,346)
				Financing costs					(2,885)	(3,045)
				Distributions to certain minority interests					-	-
				Minority interest					(280)	(120)
				Income from continuing operations					1,237	1,097
				Income from discontinued operations					-	34
				Net income					$1,237	$1,131

 *  Restated to reflect reclassification of discontinued operations.

Index

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

SUPPLEMENTARY SEGMENT INFORMATION

Commercial lease expirations as at October 31, 2007, assuming none of the tenants exercise renewal options:

				Annual Rent of Expiring Leases
Year Ending October 31,	Number of Expiring Leases	Expiring Leases Sq. Ft.	Percent of Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	24	59,092	5.4%	$1,082,497	$18.32
2008	20	67,554	6.2%	$1,339,565	$19.83
2009	15	44,143	4.1%	$801,213	$18.15
2010	19	89,719	8.3%	$1,283,854	$14.31
2011	15	57,081	5.2%	$1,342,052	$23.51
2012	10	191,758	17.6%	$1,384,803	$7.22
2013	4	33,346	3.1%	$641,326	$19.23
2014	4	20,121	1.9%	$318,276	$15.82
2015	7	76,104	7.0%	$862,806	$11.34
2016	3	20,576	1.9%	$172,432	$8.38
2017	1	2,786	0.3%	$65,471	$23.50

The following tables present the average rental income on a per unit and square foot basis for each of our Residential and Commercial properties, respectively for the Current Six Months and Prior Six Months:

Residential Apartment Properties:					Commercial Properties:
Property & Location	No. of Units	Average Occupancy Rate @ 4/30/08	Average Monthly Rent per Unit @ 4/30/08	Average Monthly Rent per Unit @ 4/30/07	Property & Location	Leaseable Space - Approximate Sq. Ft.	Average Occupancy Rate @ 4/30/08	Average Annualized Rent per Sq. Ft. @ 4/30/08	Average Annualized Rent per Sq. Ft. @ 4/30/07

Palisades Manor	12	100.0%	$1,058	$1,031	Franklin Crossing	87,041	93.2%	$22.91	$21.92
Palisades Park, NJ					Franklin Lakes, NJ

Grandview Apts.	20	100.0%	$1,138	$1,086	Westwood Plaza	173,854	100.0%	$12.77	$12.85
Hasbrouck Heights, NJ					Westwood, NJ

Heights Manor	79	92.4%	$1,127	$1,079	Westridge Square	256,620	90.8%	$12.37	$12.25
Spring Lake Heights, NJ					Frederick, MD

Hammel Gardens	80	97.3%	$1,179	$1,157	Pathmark Super Store	63,962	100.0%	$19.99	$18.49
Maywood, NJ					Patchogue, NY

Steuben Arms	100	97.0%	$1,251	$1,207	Glen Rock, NJ	4,800	100.0%	$20.48	$20.48
River Edge, NJ

Berdan Court	176	98.0%	$1,389	$1,337	Preakness Center	322,136	97.4%	$12.63	$12.13
Wayne, NJ					Wayne, NJ

Pierre Towers	269	93.9%	$1,764	$1,703	Damascus Center*	139,878	52.3%	$8.02	$9.56
Hackensack, NJ					Damascus, MD

Westwood Hills	210	93.7%	$1,402	$1,376	The Rotunda	216,645	89.9%	$18.22	$17.95
Westwood Hills, NJ					Baltimore, MD

Boulders	129	94.7%	$1,358	$1,262	* Undergoing renovation and expansion.
Rockaway, NJ

Index

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,127,000 sq. ft. of retail space and 138,000 sq. ft. of office space.  Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One is from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who intends to build and operate a bank branch on land FREIT owns in Rochelle Par, NJ.

As indicated in the above Segment Information table, revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter increased by 2.8% and 2.7%, respectively, over the comparable prior year’s periods. NOI for the Current Six Months and Current Quarter increased by 3.0% and 5.1%, over the comparable prior year’s periods. The favorable increase in both revenue and NOI was primarily attributable to our land in Rochelle Park, purchased in September 2007, which was generating revenue for the full Current Six Month period. However, the current year increases in both revenues and NOI were adversely affected by the anticipated planned renovation at our Damascus Shopping Center property located in Damascus, MD (the “Damascus Center”), which caused a temporary decline in occupancy levels at the Damascus Center. Average occupancy rates for FREIT’s commercial segment for the Current Six Months was at 94.7%, exclusive of the Damascus Center, compared to 93.8% for the prior year’s period. As a result of this renovation, temporary declines in both revenue and NOI were experienced at the Damascus Center of $61,000 and $50,000, respectively for the Current Six Month period. (See discussion below).

The impact of the Damascus renovation on the six and three month results of the commercial segment is reflected in the following table:

	Six Months Ended April 30,
	2008			2007
	Commercial		Same	Commercial		Same
($000)	Properties	Damascus	Properties	Properties	Damascus	Properties
Revenues	$11,039	$354	$10,685	$10,735	$415	$10,320
Expenses	4,412	208	4,204	4,303	219	4,084
NOI	$6,627	$146	$6,481	$6,432	$196	$6,236

	Three Months Ended April 30,
	2008			2007
	Commercial		Same	Commercial		Same
($000)	Properties	Damascus	Properties	Properties	Damascus	Properties
Revenues	$5,415	$202	$5,213	$5,272	$216	$5,056
Expenses	2,121	110	2,011	2,138	131	2,007
NOI	$3,294	$92	$3,202	$3,134	$85	$3,049

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million.  Building plans for Phase I have been approved and construction on Phase I began in June 2007 with completion expected no later than June 2008. Phase I construction costs will approximate $4 - $4.5 million of which approximately $4.2 million has already been expended. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs.  This loan will be drawn upon as needed. As of April 30, 2008, Damascus drew down $4.2 million from this loan to cover` construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

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

Index

FREIT recently completed the re-configuration and renovation of the space formerly occupied by a movie theater at its Westridge Square Shopping Center in Frederick, MD at a cost approximating $1 million. The former movie theater operator, as part of its lease termination fee, supplied the funds for this re-configuration.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, revenue from our residential segment for the Current Six Months increased 5.2% to $9,527,000 and NOI for the same period is also up 6.7% to $5,257,000. For the Current Quarter, revenue increased 4.9% to $4,765,000 and NOI is also up slightly by 1.0% to $2,641,000. The primary reason for the increase was higher occupancy levels, specifically at The Boulders and The Pierre Towers, which continue to be strong contributors to FREIT’s residential operations, accounting for 81% of the increase in revenue and 88% of the increase in NOI for the Current Six Months.

Revenues from FREIT’s residential properties continue to increase. Average occupancy rates for the Current Six Months increased to 95.2%, compared to 94.3% for the Prior Six Months. The occupancy level at The Boulders was in excess of 96% at the end of April 2008, and averaged 94.7% during the Current Six Month period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Six Months and the Prior Six Month period were $1,547 and $1,472, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $199,600 and $187,900, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We intend to modernize, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $3 - $4 million, and apartments are to be renovated as they become temporarily vacant, over the next several years. These costs will be financed from operating cash flow and cash reserves. Through April 30, 2008, we expended approximately $2.8 million in capital improvements at The Pierre, including approximately $78,000 during the Current Six Months.

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$4,365	$3,815	$1,996	$1,422
New	61	-	61
2nd Mortgages
Existing	597	1,168	467	1,035
Variable rate mortgages:
Acquisition loan-Rotunda	678	788	286	383
Construction loan-Damascus	18	-	18
Other	115	185	60	138
	5,834	5,956	2,888	2,978
Amortization of Mortgage Costs	141	132	68	67
Total Financing Costs	5,975	6,088	2,956	3,045
Less amount capitalized	(157)	-	(71)	-
Financing costs expensed	$5,818	$6,088	$2,885	$3,045

Financing costs before capitalized amounts for the Current Six Months and Current Quarter decreased 1.9% and 2.9%, over the prior year’s comparable periods. This decrease was primarily attributable to our $22.5 million acquisition loan for The Rotunda property, which bears a floating interest rate. Lower interest rates over the course of the Current Six Month period decreased the level of interest expense for the Rotunda by approximately $178,000 and $131,000, to $639,000 and $267,000 for the Current Six Months and Current Quarter, respectively.

Index

NET INVESTMENT INCOME

Net investment income for the Current Six Months and Current Quarter increased 39% and 12% to $313,000 and $154,000, respectively, over the comparable prior year’s periods. Net investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman of the Board, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Center, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The increase in net investment income was primarily attributable to higher interest income for the Current Six Months and Current Quarter due to higher interest rates on the Company’s investments.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Six Months and Current Quarter, G & A was $810,000 and $420,000, respectively, as compared to $803,000 and $413,000 for the prior year’s periods. The increases for the Current Six Month and Current Quarter periods were primarily attributable to increased office overhead costs and Trustees’ fees offset by reduced accounting fees.

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was $2,674,000 and $1,336,000, respectively, an increase of $25,000 from the Prior Six Months and a decrease of $10,000 from the Prior Year’s Quarter. The increase was primarily attributable to FREIT’s residential operations, specifically with respect to current renovation and construction projects becoming operational at both The Pierre and The Boulders during FREIT’s first quarter ended January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $7.5 million for the Current Six Months compared to $6.0 million for the Prior Six Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2008, we had cash and marketable securities totaling $11.6 million compared to $12.7 million at October 31, 2007.

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

In connection with its construction activities at The Boulders in Rockaway, NJ, FREIT had drawn down $1.5 million and further utilized the credit line for the issuance of a $2 million Letter of Credit (“LoC”). The $1.5 million was repaid during the Prior Year’s 1st Quarter and the $2 million LoC was retired on May 16, 2007. $18 million is currently available under the line of credit.

We are planning an expansion and redevelopment of The Rotunda in Baltimore, MD and have begun the rebuilding of the Damascus Shopping Center, in Damascus, MD. The total capital required for these projects is estimated at $145 million, and $21.9 million, respectively. Financing for the Rotunda project will be, in part, from mortgage financing and, in part, from funds available in our institutional money market investment. On February 12, 2008, Damascus Centre, LLC (“Damascus Centre”) closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in the Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at a floating rate equal to LIBOR +1.35%. On April 30, 2008, Damascus drew down $4.2 million of this loan to cover construction costs.

Index

We expect these development projects to add to revenues, income, cash flow, and shareholder value.

April 30, 2008, FREIT’s aggregate outstanding mortgage debt was $192.6 million and bears a weighted average interest rate of 5.99%, and an average life of approximately 5.8 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2008	2010	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$22.5	$12.2	$8.0	$25.9	$24.5	$22.0	$5.9	$28.1	$14.4

	April 30,	October 31,
($ in Millions)	2008	2007
Fair Value	$199.0	$188.7

Carrying Value	$192.6	$189.4

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2008 and October 31, 2007:

Fair values are estimated based on market interest rates at April 30, 2008 and October 31, 2007 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2008 a 1% interest rate increase would reduce the fair value of our debt by $10.1 million, and a 1% decrease would increase the fair value by $11.0 million.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $26.7 million in floating rate loans outstanding, of which $22.5 million relates to the acquisition loan for The Rotunda and $4.2 million relates to the construction loans for the Damascus redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $267,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FREIT had a variable interest rate mortgage secured by its Patchogue, NY property. To limit interest rate volatility on this loan, FREIT entered into an interest rate swap contract. This loan came due on January 2, 2008. The due date of the loan was extended to February 29, 2008.The interest rate swap contract terminated on January 2, 2008. On February 29, 2008, the unpaid principal amount of this loan of approximately $5.9 million was refinanced with a $6 million mortgage loan bearing a fixed interest rate of 6.125%, with a ten (10) year term, and payable according to a thirty (30) year amortization schedule. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan).

Share repurchase program:
On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT shares commencing three (3) days after the announcement of its operating results for the quarter ended April 30, 2008. Share repurchases under this program may be made from time to time in the open market or through privately negotiated transactions, depending on trading prices of FREIT shares and other market conditions. This share repurchase program may be limited or terminated at any time and without prior notice.

Index

FUNDS FROM OPERATIONS (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007*	2008	2007*
	($ in thousands, except per share amounts)

Net income	$2,640	$1,977	$1,237	$1,131
Depreciation	2,674	2,649	1,336	1,346
Amortization of deferred mortgage costs	141	132	68	67
Deferred rents (Straight lining)	92	(114)	45	(59)
Amortization of acquired leases	(48)	(151)	(24)	(75)
Capital Improvements - Apartments	(258)	(239)	(118)	(65)
Discontinued operations	-	(76)	-	(34)
Minority interests:
Equity in earnings of affiliates	395	408	280	120
Distributions to minority interests	(595)	(387)	(268)	(87)
FFO	$5,041	$4,199	$2,556	$2,344

Per Share - Basic	$0.74	$0.62	$0.38	$0.35
Per Share - Diluted	$0.73	$0.61	$0.37	$0.34

Weighted Average Shares Outstanding:
Basic	6,781	6,751	6,799	6,751
Diluted	6,894	6,916	6,911	6,915

* Restated to reflect reclassification of discontinued operations

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first six months of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

Index

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

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions.  The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT’s income and cash flow and adversely affect our ability to pay mortgage debt and interest or make distributions to our shareholders.

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

Index

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

FREIT currently has approximately $166 million of non-recourse mortgage debt subject to fixed interest rates, and $26.7 million of partial recourse mortgage debt subject to variable interest rates ($22.5 million relates to the acquisition of the Rotunda property, and $4.2 million relates to the Damascus redevelopment project). These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required.  FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired.

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

Index

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

Item 4:  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at FREIT’s Annual Meeting of Shareholders held on April 9, 2008:

A.  Shareholders re-elected Mr. Robert S. Hekemian, Mr. David F. McBride and Mr. Robert S. Hekemian, Jr. to serve as Trustees for a three (3) year term. The balloting for the elections was as follows:

	Robert S. Hekemian	David F. McBride	Robert S. Hekemian, Jr.
Votes For	5,628,810	5,649,076	5,629,010
Votes Withheld	94,966	74,700	94,766

The other members of the Board of Trustees are as follows:

Name	Term Expires
Donald W. Barney	April 2009
Ronald J. Artinian	April 2010
Alan L. Aufzien	April 2010
Herbert C. Klein, Esq.	April 2009

Index

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Item 10: Material Agreements

Reference is made to the Exhibit index below

Exhibit index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 9, 2008
/s/ Robert S. Hekemian

(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney

(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)