Form 10-Q
period 2008-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2008-09-09
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2008
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

As of September 9, 2008, the number of shares of beneficial interest outstanding was 6,988,152.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	July 31,	October 31,
	2008	2007
	(In Thousands of Dollars)
ASSETS
Real estate, at cost, net of accumulated depreciation	$209,143	$204,732
Construction in progress	8,121	7,331
Cash and cash equivalents	9,084	12,740
Tenants' security accounts	2,315	2,369
Sundry receivables	4,416	4,833
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,845	2,852
Acquired over market leases and in-place lease costs	925	1,104
Deferred charges, net	3,532	3,454
Interest rate swap contract	-	14
Totals	$243,707	$242,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable	$192,868	$189,389
Accounts payable and accrued expenses	4,800	5,193
Dividends payable	2,054	2,704
Tenants' security deposits	3,111	3,124
Acquired below market value leases and deferred revenue	3,518	3,911
Total liabilities	206,351	204,321

Minority interest	13,265	13,304

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,846,152 and 6,760,652 shares issued and outstanding	23,904	23,225
Treasury stock, at cost: 5,000 shares	(120)	-
Undistributed earnings	307	1,891
Accumulated other comprehensive income	-	14
Total shareholders' equity	24,091	25,130
Totals	$243,707	$242,755

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
AND UNDISTRIBUTED EARNINGS
NINE AND THREE MONTHS ENDED JULY 31, 2008 AND 2007
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$27,193	$26,480	$9,129	$8,980
Reimbursements	3,932	3,601	1,475	1,227
Sundry income	310	415	124	234
Totals	31,435	30,496	10,728	10,441

Expenses:
Operating expenses	8,069	8,224	2,385	2,713
Management fees	1,396	1,321	479	451
Real estate taxes	4,300	4,277	1,409	1,424
Depreciation	4,086	3,972	1,411	1,323
Totals	17,851	17,794	5,684	5,911

Operating income	13,584	12,702	5,044	4,530

Investment income	437	382	124	157
Interest expense including amortization
of deferred financing costs	(8,694)	(9,099)	(2,876)	(3,010)
Minority interest	(768)	(386)	(373)	(129)
Distribution to certain minority interests	-	(150)	-	-
Income from continuing operations	4,559	3,449	1,919	1,548
Discontinued operations:
Earnings from discontinued operations	-	91	-	15
Gain on sale	-	3,680	-	3,680
Income from discontinued operations	-	3,771	-	3,695
Net income	$4,559	$7,220	$1,919	$5,243

Basic earnings per share:
Continuing operations	$0.67	$0.51	$0.28	$0.23
Discontinued operations	-	0.56	-	0.55
Net income	$0.67	$1.07	$0.28	$0.78
Diluted earnings per share:
Continuing operations	$0.66	$0.50	$0.28	$0.22
Discontinued operations	-	0.54	-	0.54
Net income	$0.66	$1.04	$0.28	$0.76

Weighted average shares outstanding:
Basic	6,802	6,752	6,844	6,756
Diluted	6,897	6,919	6,941	6,925

COMPREHENSIVE INCOME
Net income	$4,559	$7,220	$1,919	$5,243
Other comprehensive income (loss):
Unrealized (loss) on interest
rate swap contract	-	(48)	-	(19)
Comprehensive income	$4,559	$7,172	$1,919	$5,224

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$1,891	$1,735	$451	$(340)
Net income	4,559	7,220	1,919	5,243
Less dividends declared	(6,143)	(6,079)	(2,063)	(2,027)
Balance, end of period	$307	$2,876	$307	$2,876
Dividends declared per share	$0.90	$0.90	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(Unaudited)

	Nine Months Ended
	July 31,
	2008	2007
	(In Thousands of Dollars)
Operating activities:
Net income	$4,559	$7,220
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	4,086	3,980
Amortization	516	570
Net amortization of acquired leases	(72)	(226)
Deferred revenue	(215)	(389)
Minority interest	768	536
Gain on sale of discontinued operations	-	(3,680)
Changes in operating assets and liabilities:
Tenants' security accounts	54	(150)
Sundry receivables, prepaid expenses and other assets	40	581
Accounts payable, accrued expenses and other liabilities	663	567
Tenants' security deposits	(13)	229
Net cash provided by operating activities	10,386	9,238
Investing activities:
Capital improvements - existing properties	(2,562)	(1,752)
Proceeds from sale of discontinued operations	-	3,796
Net sale proceeds held in escrow	-	(3,796)
Construction and pre development costs	(7,736)	(4,114)

Net cash used in investing activities	(10,298)	(5,866)
Financing activities:
Repayment of mortgages	(7,552)	(19,053)
Proceeds from mortgages	6,000	28,331
Proceeds from construction loan	5,031	-
Deferred financing costs	(282)	(638)
Proceeds from exercise of stock options	679	37
Repurchase of Company stock-Treasury shares	(120)	-
Dividends paid	(6,793)	(7,427)
Distribution to minority interest	(707)	(541)
Net cash (used in) provided by financing activities	(3,744)	709
Net increase (decrease) in cash and cash equivalents	(3,656)	4,081
Cash and cash equivalents, beginning of period	12,740	9,616
Cash and cash equivalents, end of period	$9,084	$13,697

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $245 in fiscal 2008.	$8,540	$8,900
Income taxes paid	$44	$18
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$854	$235
Dividends declared but not paid	$2,054	$2,027

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

The consolidated results of operations for the nine and three months ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2007 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding	6,802,083	6,752,484	6,844,304	6,755,652

Shares arising from assumed exercise of stock options	94,772	166,675	96,777	169,513
Dilutive weighted average shares outstanding	6,896,855	6,919,159	6,941,081	6,925,165

In computing diluted earnings per share for the nine and three months ended July 31, 2008 and 2007, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income for the nine and three months ended July 31, 2008, and ordinary and capital gain income for the prior year’s comparable periods.

Note 3 - Equity incentive plan:

On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest were available for issuance to key personnel in the form of stock options, restricted share awards and other share-based awards.

Upon ratification of the Plan on April 7, 1999, FREIT issued 754,000 stock options (adjusted for stock splits), which it had previously granted to key personnel on September 10, 1998. The fair value of the options on the date of grant was $7.50 per share. As of July 31, 2008, options for 142,000 shares were outstanding. The total intrinsic value of the options outstanding at July 31, 2008 was approximately $2.3 million. In August and September 2008, an additional 142,000 options were exercised to purchase 142,000 shares at $7.50 per share. As a result, all outstanding options, which expire on September 10, 2008, have been exercised.

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018.

Note 4 - Discontinued operations:

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, New Jersey. The sales price for the property was $4 million. For financial reporting purposes, FREIT recognized a gain of approximately $3.7 million from the sale. In compliance with current accounting guidance (SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”), the prior year’s earnings of the Lakewood operation have been classified as “Income from discontinued operations”. Revenue attributable to discontinued operations was $268,000 and $61,000 for the nine and three-month periods ended July 31, 2007.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the nine and three months ended July 31, 2008 and 2007. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$16,888	$16,198	$5,848	$5,464
Residential	14,335	13,886	4,808	4,831
Totals	31,223	30,084	10,656	10,295
Real estate operating expenses:
Commercial	6,440	6,425	2,027	2,123
Residential	6,180	6,120	1,911	1,992
Totals	12,620	12,545	3,938	4,115
Net operating income:
Commercial	10,448	9,773	3,821	3,341
Residential	8,155	7,766	2,897	2,839
Totals	$18,603	$17,539	$6,718	$6,180
Recurring capital improvements-residential	$346	$314	$88	$77

Reconciliation to consolidated net income:
Segment NOI	$18,603	$17,539	$6,718	$6,180
Deferred rents - straight lining	140	186	48	72
Amortization of acquired leases	72	226	24	75
Net investment income	437	382	124	157
Minority interest in earnings of subsidiaries	(768)	(386)	(373)	(129)
Distribution to certain minority interests	-	(150)	-	-
General and administrative expenses	(1,145)	(1,277)	(335)	(474)
Depreciation	(4,086)	(3,972)	(1,411)	(1,323)
Financing costs	(8,694)	(9,099)	(2,876)	(3,010)
Income from continuing operations	4,559	3,449	1,919	1,548
Income from discontinued operations	-	3,771	-	3,695
Net income	$4,559	$7,220	$1,919	$5,243

Note 6 - Mortgages & notes payable:

On February 12, 2008, Damascus Centre, LLC (“Damascus Centre”) closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in the Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at a floating rate equal to LIBOR +1.35%. As of July 31, 2008, Damascus drew down $5.0 million of this loan to cover construction costs.

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

Note 7 – Commitments & contingencies:

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre). FREIT has issued a bond of approximately $1 million to guaranty completion of off-site improvements. Total construction costs are estimated to be approximately $21.9 million. Construction on Phase I, which began in June 2007, was completed in June 2008. Phase I construction costs were approximately $5.6 million, of which $1.1 million related to tenant improvements. Construction financing for approximately $27.3 million has been committed that will be available to fund future and already expended construction costs, and will be drawn upon as needed. (See Note 6 for a more detailed discussion.)

Note 8– Share repurchase program:

On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT shares commencing three (3) days after the announcement of its operating results for the quarter ended April 30, 2008. Share repurchases under this program may be made from time to time in the open market or through privately negotiated transactions, depending on trading prices of FREIT shares and other market conditions. This share repurchase program may be limited or terminated at any time and without prior notice. As of July 31, 2008, FREIT repurchased 5,000 shares of common stock at a cost of $120,000, which is reflected in the Stockholders’ Equity section of FREIT’s balance sheet.

Note 9– Transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all of the properties owned by FREIT, except for the Rotunda, which is managed by an independent third party management company.

Grande Rotunda, LLC (“Grande”) owns and operates The Rotunda, which is a mixed-use office and retail facility located in Baltimore, Maryland. FREIT owns a 60% equity interest in Grande, and Rotunda 100, LLC owns a 40% equity interest.

Damascus Centre, LLC (“Damascus”), owns and operates the Damascus Shopping Center in Damascus, Maryland. FREIT owns a 70% equity interest in Damascus, and Damascus 100, LLC owns a 30% equity interest.

The equity owners of Rotunda 100, LLC, and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees are required to invest in Rotunda 100, LLC and Damascus 100, LLC. On May 8, 2008, FREIT’s Board of Trustees approved amendments to the existing loan agreements with the Hekemian & Co. employees, relative to their interests in Rotunda 100, LLC, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

In connection with the development activities at The Rotunda and the redevelopment activities at the Damascus Shopping Center, agreements for the payments for development services to be provided by Hekemian Development Resources LLC (“Resources”) have been approved. The development fee arrangement for The Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Shopping Center to be equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). As of July 31, 2008 Resources received fees of $1,000,000 and $750,000 for development activities at The Rotunda and Damascus Shopping Center, respectively.

Resources, Rotunda 100, LLC, and Damascus 100, LLC are principally owned by employees of Hekemian, including certain members of the immediately family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities.

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

During the past nine and three month period ended July 31, 2008, we have identified the following trends that have had an effect on our operating results and cash flow:

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

Availability of financing capital and interest rates: Since the start of our fiscal year, benchmark interest indexes, such as Treasury bond and LIBOR rates, have generally been trending downward and are currently lower than interest rates of a year ago. As a result of this volatility in the interest rate market, fewer lenders are in the market for new loans, and the lenders that are in the market have increased their spreads (the margin that lenders charge over current interest rates) resulting in higher interest costs to borrowers. In this respect, FREIT has benefited with respect to its variable rate mortgages since the spread on these loans was fixed in prior periods at the time that these loans were closed, resulting in lower interest costs during the last nine-month period. Conversely, the cost of financing at our future development projects at the Rotunda and South Brunswick may prove more costly.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2007, have been applied consistently as at July 31, 2008 and October 31, 2007, and for the nine and three months ended July 31, 2008 and 2007. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

RESULTS OF OPERATIONS

Real Estate revenue for the nine months ended July 31, 2008 (“Current Nine Months”) increased 3.1% to $31,435,000 compared to $30,496,000 for the nine months ended July 31, 2007 (“Prior Nine Months”). Real Estate revenue for the three months ended July 31, 2008 (“Current Quarter”) increased 2.7% to $10,728,000 compared to $10,441,000 for the three months ended July 31, 2007 (“Prior Year’s Quarter”).  The increase in real estate revenues for the Current Nine Month period was equally attributable to both the residential and commercial operations. The Boulders and The Pierre Towers were the primary contributors for the residential operations, accounting for 45% of the overall increase. The Rotunda and Rochelle Park were the primary contributors for the commercial operations, accounting for 39% of the overall increase. The increase in real estate revenues for the Current Quarter was principally attributable to FREIT’s commercial operations, primarily at The Rotunda and Rochelle Park.

During the Prior Year’s Quarter, FREIT sold its Lakewood Apartments in Lakewood, New Jersey. In compliance with current accounting guidance, the gain on the sale, as well as the prior year’s earnings of the Lakewood operation was classified as “Income from discontinued operations”, which is included within “Net Income” after “Income from continuing operations”. (See Note 4 for a further discussion of the sale.) Net income for the Current Nine Months was $4,559,000 ($0.66 per share diluted) compared to $7,220,000 ($1.04 per share diluted) for the Prior Nine Months. Net income for the Current Quarter was $1,919,000 ($0.28 per share diluted) compared to $5,243,000 ($0.76 per share diluted) for the Prior Year’s Quarter. Income from continuing operations for the Current Nine Months was $4,559,000 ($0.66 per share diluted) compared to $3,449,000 ($0.50 per share diluted) for the Prior Nine Months. Income from continuing operations for the Current Quarter was $1,919,000 ($0.28 per share diluted) compared to $1,548,000 ($0.22 per share diluted) for the Prior Year’s Quarter. Refer to the schedule below for a detailed analysis of the major changes that impacted revenue and net income for the nine and three months ended July 31, 2008 and 2007:

	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2008	2007	Change	2008	2007	Change
	(thousands of dollars)			(thousands of dollars)

Commercial Properties (except Damascus)	$10,411	$9,896	$515	$3,789	$3,392	$397
Damascus Center - undergoing renovation	249	289	(40)	104	96	8
Total Commercial Properties	10,660	10,185	475	3,893	3,488	405

Residential Properties	8,155	7,766	389	2,897	2,839	58

Total income from real estate operations	18,815	17,951	864	6,790	6,327	463

Financing costs:
Fixed rate mortgages	(7,794)	(7,871)	77	(2,615)	(2,599)	(16)
Floating Rate - Rotunda	(900)	(1,228)	328	(261)	(411)	150
Total financing costs	(8,694)	(9,099)	405	(2,876)	(3,010)	134

Investment income	437	382	55	124	157	(33)

Corporate expenses	(726)	(678)	(48)	(228)	(216)	(12)
Accounting	(419)	(599)	180	(107)	(258)	151
Minority interest in earnings of subsidiaries	(768)	(386)	(382)	(373)	(129)	(244)
Distribution to Westwood Hills minority interests	-	(150)	150	-	-	-

Depreciation	(4,086)	(3,972)	(114)	(1,411)	(1,323)	(88)

Income from continuing operations	4,559	3,449	1,110	1,919	1,548	371

Income from discontinued operations	-	3,771	(3,771)	-	3,695	(3,695)

Net Income	$4,559	$7,220	$(2,661)	$1,919	$5,243	$(3,324)

The consolidated results of operations for the Current Nine Months and Current Quarter are not necessarily indicative of the results to be expected for the full year.

SEGMENT INFORMATION
The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Nine Months and Current Quarter, as compared to the prior year’s comparable periods:

Nine Months Ended July 31:
	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2008	2007	$	%	2008	2007	$	%	2008	2007
	($ in thousands)				($ in thousands)				($ in thousands)
Rental income	$12,806	$12,454	$352	2.8%	$14,175	$13,614	$561	4.1%	$26,981	$26,068
Reimbursements	3,932	3,601	331	9.2%	-	-	-		3,932	3,601
Other	150	143	7	4.9%	160	272	(112)	-41.2%	310	415
Total revenue	16,888	16,198	690	4.3%	14,335	13,886	449	3.2%	31,223	30,084

Operating expenses	6,440	6,425	15	0.2%	6,180	6,120	60	1.0%	12,620	12,545
Net operating income	$10,448	$9,773	$675	6.9%	$8,155	$7,766	$389	5.0%	18,603	17,539
Average
Occupancy %	89.9%	90.1%		-0.2%	94.9%	94.8%		0.1%

Reconciliation to consolidated net income:
Deferred rents - straight lining	140	186
Amortization of acquired leases	72	226
Net investment income	437	382
General and administrative expenses	(1,145)	(1,277)
Depreciation	(4,086)	(3,972)
Financing costs	(8,694)	(9,099)
Distributions to certain minority interests	-	(150)
Minority interest	(768)	(386)
Income from continuing operations	4,559	3,449
Income from discontinued operations	-	3,771
Net income	$4,559	$7,220

Three Months Ended July 31:
	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2008	2007	$	%	2008	2007	$	%	2008	2007
	($ in thousands)				($ in thousands)				($ in thousands)
Rental income	$4,320	$4,192	$128	3.1%	$4,737	$4,642	$95	2.0%	$9,057	$8,834
Reimbursements	1,475	1,227	248	20.2%	-	-	-		1,475	1,227
Other	53	45	8	17.8%	71	189	(118)	-62.4%	124	234
Total revenue	5,848	5,464	384	7.0%	4,808	4,831	(23)	-0.5%	10,656	10,295

Operating expenses	2,027	2,123	(96)	-4.5%	1,911	1,992	(81)	-4.1%	3,938	4,115
Net operating income	$3,821	$3,341	$480	14.4%	$2,897	$2,839	$58	2.0%	6,718	6,180
Average
Occupancy %	89.8%	91.0%		-1.2%	94.2%	95.9%		-1.7%

Reconciliation to consolidated net income:
Deferred rents - straight lining	48	72
Amortization of acquired leases	24	75
Net investment income	124	157
General and administrative expenses	(335)	(474)
Depreciation	(1,411)	(1,323)
Financing costs	(2,876)	(3,010)
Distributions to certain minority interests	-	-
Minority interest	(373)	(129)
Income from continuing operations	1,919	1,548
Income from discontinued operations	-	3,695
Net income	$1,919	$5,243

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

The following tables present the average rental income on a per unit and square foot basis for each of our Residential and Commercial properties, respectively for the Current Nine Months and Prior Nine Months:

Residential Apartment Properties:					Commercial Properties:
Property & Location	No. of Units	Average Occupancy Rate @ 7/31/08	Average Monthly Rent per Unit @ 7/31/08	Average Monthly Rent per Unit @ 7/31/07	Property & Location	Leaseable Space - Approximate Sq. Ft.	Average Occupancy Rate @ 7/31/08	Average Annualized Rent per Sq. Ft. @ 7/31/08	Average Annualized Rent per Sq. Ft. @ 7/31/07

Palisades Manor	12	97.5%	$1,068	$1,030	Franklin Crossing	87,041	92.5%	$22.46	$21.49
Palisades Park, NJ					Franklin Lakes, NJ

Grandview Apts.	20	100.0%	$1,143	$1,093	Westwood Plaza	173,854	100.0%	$12.51	$12.50
Hasbrouck Heights, NJ					Westwood, NJ

Heights Manor	79	93.2%	$1,118	$1,071	Westridge Square	256,620	91.6%	$12.09	$11.85
Spring Lake Heights, NJ					Frederick, MD

Hammel Gardens	80	97.3%	$1,187	$1,162	Pathmark Super Store	63,962	100.0%	$19.49	$18.35
Maywood, NJ					Patchogue, NY

Steuben Arms	100	96.9%	$1,253	$1,213	Glen Rock, NJ	4,800	100.0%	$19.96	$19.96
River Edge, NJ

Berdan Court	176	97.0%	$1,403	$1,348	Preakness Center	322,136	97.6%	$12.46	$12.01
Wayne, NJ					Wayne, NJ

Pierre Towers	269	92.1%	$1,778	$1,708	Damascus Center *	139,878	49.3%	$8.56	$9.12
Hackensack, NJ					Damascus, MD

Westwood Hills	210	94.8%	$1,418	$1,381	The Rotunda	216,645	90.5%	$17.74	$17.57
Westwood Hills, NJ					Baltimore, MD

Boulders	129	95.3%	$1,353	$1,286	* Undergoing renovation and expansion.
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
As indicated in the above Segment Information table, revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter increased by 4.3% and 7.0%, respectively, over the comparable prior year’s periods. NOI for the Current Nine Months and Current Quarter increased by 6.9% and 14.4%, over the comparable prior year’s periods. The favorable increase in both revenue and NOI was primarily attributable to higher occupancy levels along with increased common area maintenance charge reimbursements at The Rotunda property, in addition to nine months of revenue being generated by our land in Rochelle Park, which was purchased in September 2007. However, the current year increases in revenue and NOI were adversely affected by the renovation at our Damascus Shopping Center property located in Damascus, MD (the “Damascus Center”), which caused a temporary decline in occupancy levels at the Damascus Center. Average occupancy rates for FREIT’s commercial segment for the Current Nine Months was at 95.0%, exclusive of the Damascus Center, compared to 94.3% for the prior year’s period. As a result of this renovation, temporary declines in both revenue and NOI were experienced at the Damascus Center of $56,000 and $47,000, respectively for the Current Nine Month period. (See discussion below).

	Nine Months Ended July 31,
	2008			2007
	Commercial		Same	Commercial		Same
($000)	Properties	Damascus	Properties	Properties	Damascus	Properties
Revenues	$16,888	$554	$16,334	$16,198	$610	$15,588
Expenses	6,440	307	6,133	6,425	316	6,109
NOI	$10,448	$247	$10,201	$9,773	$294	$9,479

	Three Months Ended July 31,
	2008			2007
	Commercial		Same	Commercial		Same
($000)	Properties	Damascus	Properties	Properties	Damascus	Properties
Revenues	$5,848	$201	$5,647	$5,464	$195	$5,269
Expenses	2,027	100	1,927	2,123	97	2,026
NOI	$3,821	$101	$3,720	$3,341	$98	$3,243

The impact of the Damascus renovation on the nine and three month results of the commercial segment is reflected in the following table:

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft to approximately 150,000 sq ft., and will be anchored by a modern 58,000 sq ft Safeway supermarket. Building plans for Phase I have been approved and construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $5.6 million, of which $1.1 million related to tenant improvements. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs.  This loan will be drawn upon as needed. As of July 31, 2008, Damascus drew down $5.0 million of this loan to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) continue. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $145 million. City Planning Board approval has been received, and construction is expected to start during our next fiscal year.

FREIT recently completed the re-configuration and renovation of the space formerly occupied by a movie theater at its Westridge Square Shopping Center in Frederick, MD at a cost approximating $1 million. The former movie theater operator, as part of its lease termination fee, supplied the funds for this re-configuration.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, revenue from our residential segment for the Current Nine Months increased 3.2% to $14,335,000 and NOI for the same period is up 5.0% to $8,155,000. This was primarily attributable to higher occupancy levels, specifically at The Boulders and The Pierre Towers, which continue to be strong contributors to FREIT’s residential operations, accounting for 95% of the increase in revenue and 103% of the increase in NOI for the Current Nine Months. For the Current Quarter, revenue decreased 0.5% to $4,808,000 and NOI increased by 2.0% to $2,897,000. A slight decrease in occupancy levels for the quarter was the primary reason for the decrease in revenue for the Current Quarter.

Rental revenues from FREIT’s residential properties continue to increase. Average occupancy rates for the Current Nine Months increased slightly to 94.9%, compared to 94.8% for the Prior Nine Months. The occupancy level at The Boulders was in excess of 96% at the end of July 2008, and averaged 95.3% during the Current Nine Month period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Nine Months and the Prior Nine Month period were $1,556 and $1,484, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $200,700 and $189,800, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We intend to modernize, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $3 - $4 million, and apartments are to be renovated as they become temporarily vacant, over the next several years. These costs will be financed from operating cash flow and cash reserves. Through July 31, 2008, we expended approximately $2.8 million in capital improvements at The Pierre, including approximately $130,000 during the Current Nine Months.

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$6,459	$6,027	$2,094	$2,211
New	153	-	92
2nd Mortgages
Existing	893	1,472	296	304
Variable rate mortgages:
Acquisition loan-Rotunda	972	1,184	294	396
Construction loan-Damascus	62	-	44	-
Other	178	217	63	32
	8,717	8,900	2,883	2,943
Amortization of Mortgage Costs	222	199	81	67
Total Financing Costs	8,939	9,099	2,964	3,010
Less amount capitalized	(245)	-	(88)	-
Financing costs expensed	$8,694	$9,099	$2,876	$3,010

Financing costs before capitalized amounts for the Current Nine Months and Current Quarter decreased 1.8% and 1.5%, over the prior year’s comparable periods. This decrease was primarily attributable to our $22.5 million acquisition loan for The Rotunda property, which bears a floating interest rate. Lower interest rates over the course of the Current Nine Month period decreased the level of interest expense for The Rotunda by approximately $327,000 and $149,000, to $900,000 and $261,000 for the Current Nine Months and Current Quarter, respectively.

NET INVESTMENT INCOME

Net investment income for the Current Nine Months increased 14% to $437,000 from the Prior Nine Months, and decreased 21% to $124,000, over the Prior Year’s Quarter. Net investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman of the Board, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Center, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The increase in net investment income for the Current Nine Months was primarily attributable to higher interest income due to higher interest rates on the Company’s investments.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Nine Months and Current Quarter, G & A was $1,145,000 and $335,000, respectively, as compared to $1,277,000 and $474,000 for the prior year’s periods. The decrease for the Current Nine Months and Current Quarter was primarily attributable to a lower level of accounting fees, offset slightly by increased office overhead costs.

DEPRECIATION

Depreciation expense for the Current Nine Months and Current Quarter was $4,086,000 and $1,411,000, respectively, an increase of $114,000 and $88,000 from the prior year’s comparable periods. The increase was primarily attributable to FREIT’s residential operations, specifically with respect to current renovation and construction projects becoming operational at both The Pierre and The Boulders during FREIT’s first quarter ended January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net Cash Provided By Operating Activities was $10.4 million for the Current Nine Months compared to $9.2 million for the Prior Nine Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2008, we had cash and marketable securities totaling $9.1 million compared to $12.7 million at October 31, 2007.

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

We are planning an expansion and redevelopment of The Rotunda in Baltimore, MD and have begun the rebuilding of the Damascus Shopping Center, in Damascus, MD. The total capital required for these projects is estimated at $145 million, and $21.9 million, respectively. Financing for the Rotunda project will be, in part, from mortgage financing and, in part, from funds available in our institutional money market investment. On February 12, 2008, Damascus Centre, LLC (“Damascus Centre”) closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in the Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at a floating rate equal to LIBOR +1.35%. As of July 31, 2008, Damascus drew down $5.0 million of this loan to cover construction costs.

We expect these development projects to add to revenues, income, cash flow, and shareholder value.

At July 31, 2008, FREIT’s aggregate outstanding mortgage debt was $192.9 million and bears a weighted average interest rate of 5.94%, and an average life of approximately 5.6 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2009	2010	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$22.5	$12.2	$8.0	$25.9	$24.5	$22.0	$5.0	$28.1	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2008 and October 31, 2007:
	July 31,	October 31,
($ in Millions)	2008	2007
Fair Value	$196.8	$188.7

Carrying Value	$192.9	$189.4

Fair values are estimated based on market interest rates at July 31, 2008 and October 31, 2007 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2008 a 1% interest rate increase would reduce the fair value of our debt by $9.7 million, and a 1% decrease would increase the fair value by $10.6 million.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $27.5 million in floating rate loans outstanding, of which $22.5 million relates to the acquisition loan for The Rotunda and $5.0 million relates to the construction loans for the Damascus redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $275,000.

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

Share repurchase program:
On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT shares commencing three (3) days after the announcement of its operating results for the quarter ended April 30, 2008. Share repurchases under this program may be made from time to time in the open market or through privately negotiated transactions, depending on trading prices of FREIT shares and other market conditions. This share repurchase program may be limited or terminated at any time and without prior notice. As of July 31, 2008, FREIT repurchased 5,000 shares of common stock at a cost of $120,000, which is reflected in the Stockholders’ Equity section of FREIT’s balance sheet.

FUNDS FROM OPERATIONS (“FFO”)
Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")
	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	($ in thousands, except per share amounts)

Net income	$4,559	$7,220	$1,919	$5,243
Depreciation	4,086	3,972	1,411	1,323
Amortization of deferred mortgage costs	222	199	81	67
Deferred rents (Straight lining)	(140)	(186)	(48)	(72)
Amortization of acquired leases	(72)	(226)	(24)	(75)
Capital Improvements - Apartments	(346)	(314)	(88)	(77)
Discontinued operations	-	(3,771)	-	(3,695)
Minority interests:
Equity in earnings of affiliates	768	536	373	129
Distributions to minority interests	(707)	(541)	(112)	(155)
FFO	$8,370	$6,889	$3,512	$2,688

Per Share - Basic	$1.23	$1.02	$0.51	$0.40
Per Share - Diluted	$1.21	$1.00	$0.51	$0.39

Weighted Average Shares Outstanding:
Basic	6,802	6,752	6,844	6,756
Diluted	6,897	6,919	6,941	6,925

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

Item 4: Controls and Procedures

As of October 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first nine months of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

FREIT currently has approximately $165.4 million of non-recourse mortgage debt subject to fixed interest rates, and $27.5 million of partial recourse mortgage debt subject to variable interest rates ($22.5 million relates to the acquisition of the Rotunda property, and $5.0 million relates to the Damascus redevelopment project). These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required.  FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired.

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

Qualification as a REIT: Since its inception in 1961, FREIT has elected, and will continue to operate so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex provisions of the Internal Revenue Code. Governmental legislation, new regulations, administrative interpretations may significantly change the tax laws with respect to the requirements for qualification as a REIT, or the federal income tax consequences of qualifying as a REIT. Although FREIT intends to continue to operate in a manner to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT. Such a revocation would subject FREIT’s income to federal income tax at regular corporate rates, and failure to qualify as a REIT would also eliminate the requirement that we pay dividends to our shareholders.

Change of investment and operating policies: FREIT’s investment and operating policies, including indebtedness and dividends, are exclusively determined by FREIT’s Board of Trustees, and not subject to shareholder approval.

 Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding FREIT’s share repurchase program for the three months ended July 31, 2008 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2008 through May 31, 2008	-	-	-	$ 2,000,000
June 1, 2008 through June 30, 2008	5,000	$ 24.00	5,000	$ 1,880,000
July 1, 2008 through July 31, 2008	-	-	-	$ 1,880,000
Total	5,000	$ 24.00	5,000	$ 1,880,000

[1]
On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT’s shares of beneficial interest commencing three (3) days after the announcement of FREIT’s operating results for the quarter ended April 30, 2008.  Share repurchases under this program may be made from time to time in the open market or through privately negotiated transactions, depending on the trading prices of FREIT’s shares and other market conditions.  FREIT’s share repurchase program may be limited or terminated at any time and without prior notice.

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Item 10: Material Agreements

Reference is made to the Exhibit index below

Exhibit Index

Page

Exhibit 10.1 – Agency Agreement – Damascus Center, LLC with Hekemian Development Resources, LLC	30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 9, 2008
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)