Form 10-K
period 2008-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2009-01-14
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $111 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2008, the last business day of the registrant’s most recently completed second quarter.

As of January 13, 2009, the number of shares of beneficial interest outstanding was 6,946,432

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be held on April 7, 2009 are incorporated by reference in Part III of this Annual Report.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The registrant cautions readers that forward-looking statements, including, without limitation, those relating to the registrant’s investment policies and objectives; the financial performance of the registrant; the ability of the registrant to borrow and service its debt; the economic and competitive conditions which affect the registrant’s business; the ability of the registrant to obtain the necessary governmental approvals for the development, expansion or renovation of its properties, the impact of environmental conditions affecting the registrant’s properties, and the registrant’s liquidity and capital resources, are subject to certain risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the registrant’s future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; federal, state and local governmental regulations that affect the registrant; and the competitive environment in which the registrant operates, including, the availability of retail space and residential apartment units in the areas where the registrant’s properties are located. In addition, the registrant’s continued qualification as a real estate investment trust involves the application of highly technical and complex rules of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The forward-looking statements are made as of the date of this Annual Report and the registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

FREIT Website
All of FREIT’s Securities and Exchange Commission filings for the past two years are available free of charge on FREIT’s website, which can be accessed at http://www.FREITNJ.com.

       Fiscal Year 2008 Developments

(i)	FINANCING

(a)
On February 12, 2008, Damascus Centre, LLC (“Damascus Centre”) closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in the Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at a floating rate equal to the BBA LIBOR daily floating rate  plus 135 basis points. As of October 31, 2008, Damascus Centre drew down $5.1 million of this loan to cover construction costs.

(b)
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

(c)
FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2010, but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. ~~.~~Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

As of October 31, 2008, approximately $17.6 million is available under the line of credit.

(ii)
CONSTRUCTION

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Building plans for Phase I have been approved and construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs.  This loan will be drawn upon as needed. Because of this expansion, leases for certain tenants have been allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) continue. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate  $200 million. City Planning Board approval has been received. Due to the current economic and credit crisis, the start date for the construction has  not yet been determined.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2008 is incorporated by reference to Note 13, “Segment Information.”

(c)	Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey, Maryland and on Long Island, NY. We also currently own approximately 40.37 acres of unimproved land in New Jersey. See “Item 2 Properties - Portfolio of Investments.”

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

Portfolio of Real Estate Investments

At October 31, 2008, FREIT’s real estate holdings included (i) nine (9) apartment buildings or complexes containing 1,075 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,265,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) four (4) parcels of undeveloped land consisting of approximately 40.37 acres. FREIT and its subsidiaries own all such properties in fee simple. See “Item 2 Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

           Investment in Subsidiaries

The consolidated financial statements (See Note 1 to the Consolidated Financial Statements included in this Form 10-K) include the accounts of the following subsidiaries of FREIT:

Westwood Hills, LLC (“Westwood Hills”): FREIT owns a 40% membership interest in Westwood Hills, which owns and operates a 210-unit residential apartment complex in Westwood, NJ.

Wayne PSC, LLC (“WaynePSC”): FREIT owns a 40% membership interest in Wayne PSC, which owns a 322,000 sq. ft. community center in Wayne, NJ.

S And A Commercial Associates Limited Partnership (“S And A”): S And A owns a 100% interest in Pierre Towers, LLC, which owns a 269-unit residential apartment complex in Hackensack, NJ. FREIT owns a 65% partnership interest in S And A.

Grande Rotunda, LLC (“Grande”): FREIT owns a 60% membership interest in Grande, which owns a 217,000 square foot mixed use property in Baltimore, MD.

Damascus Centre, LLC (“Damascus”): FREIT owns a 70% membership interest in Damascus, which owns a shopping center in Damascus, MD that is currently being renovated and expanded. (See Item 1-a(ii) Construction.)

Damascus Second, LLC:  FREIT owns a 70% interest in Damascus Second, LLC, which assumed a $27.3 million construction loan from Bank of America for the purpose of assisting Damascus in owning, operating, managing and, as required, repairing the land and premises of the Damascus Shopping Center.

WestFREIT Corp: FREIT owns a 100% membership interest in WestFREIT, which owns the Westridge Square Shopping Center, a 257,000 square foot shopping center in Frederick, MD.

WestFredic LLC: FREIT owns a 100% membership interest in WestFredic, which assumed a $22 million mortgage loan that is secured by the Westridge Square Shopping Center in Frederick, MD.

            Employees

On October 31, 2008 FREIT and its subsidiaries had twenty-two (22) full-time employees and two (2) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately seventy percent (70%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately seven percent (7%) of his business activities to FREIT. Refer to “Item 10 – Directors, Executive Officers and Corporate Governance.” Hekemian & Co., Inc. (“Hekemian”) has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement.”

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

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT or its affiliates, with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees approved, in general, development fee arrangements for the development services to be performed at The Rotunda (owned by Grande a 60% owned affiliate of FREIT), the Damascus Center (owned by Damascus, a 70% owned affiliate of FREIT), and the South Brunswick project.  These fees will be payable to Hekemian Development Resources LLC (“Resources”) a wholly owned affiliate of Hekemian. As of the date of this Annual Report, only the definitive agreement for the development services to be performed at The Damascus Center has been executed. The development fee arrangement for The Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Shopping Center to be equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). The minority ownership interests of Grande and Damascus are owned by Rotunda 100, LLC and Damascus 100, LLC, which are principally owned by employees of Hekemian, including certain members of the immediately family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. In connection with the development activities at South Brunswick, the fees with respect to this project are 7% of development costs of up to $21,000,000 (as may be modified). A definitive contract regarding the specific services to be provided at the South Brunswick project has not yet been finalized and approved. See “First Real Estate Investment Trust of New Jersey Notes to Consolidated Financial Statements - Note 8.”

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2008, FREIT’s aggregate outstanding mortgage debt was $192.4 million with an average interest cost on a weighted average basis of 5.87%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in “Item 2 Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2008 with respect to each of these properties.

FREIT is currently highly leveraged and will continue to be for the foreseeable future. This increased level of indebtedness also presents an increased risk of default on the obligations of FREIT and an increase in debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT’s mortgage loans are being amortized over a period that is longer than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. See “Liquidity and Capital Resources” under Item 7.

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

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect of Economic and Real Estate Conditions

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales could be rendered moot. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2008 the following table lists the ten (10) largest commercial tenants, which account for approximately 51.1% of FREIT’s leased commercial rental space and 37.0% of fixed commercial rents.

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

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make expected distributions to its shareholders, could be adversely affected. During Fiscal 2008 and Fiscal 2007 there were no material lease expirations, and there are no material lease expirations expected during Fiscal 2009.

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

Almost all of FREIT’s income and cash flow is derived from the net rental income (revenues after expenses) from our properties. FREIT’s business and financial results are affected by the following fundamental factors:

•	the national and regional economic climate;
•	occupancy rates at the properties;
•	tenant turnover rates;
•	rental rates;
•	operating expenses;
•	tenant improvement and leasing costs;
•	cost of and availability of capital;
•	failure of banking institutions;
•	failure of insurance carriers;
•	new acquisitions and development projects; and
•	changes in governmental regulations, real estate tax rates and similar matters.

A negative or adverse quality change in the above factors could potentially cause a detrimental effect on FREIT’s revenue, earnings and cash flow. If rental revenues decline, we would expect to have less cash available to pay our indebtedness and distribute to our shareholders.

Adverse Changes in General Economic Climate:  FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. An adverse decline in general economic conditions, particularly in New Jersey and Maryland, where a majority of our properties are located, may cause reductions in rental revenues. A decline in general economic conditions may cause apartment tenants to double-up or vacate, causing increases in vacancies, or to resist rent increases. Additionally, a general decline in economic conditions may cause a lack of consumer confidence, resulting in lower levels of consumer spending that could adversely affect the financial condition of some of our retail tenants, resulting in their inability to pay rent and/or expense recovery charges (represents recovery of certain common area maintenance charges, including insurance and real estate taxes). These retail tenants may vacate or fail to exercise renewal options for their space.

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

FREIT currently has approximately $164.8 million of non-recourse mortgage debt subject to fixed interest rates, and $27.6 million of partial recourse mortgage debt subject to variable interest rates ($22.5 million relates to the acquisition of the Rotunda property, and $5.1 million relates to the Damascus redevelopment project). These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required.  FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. Our $22.5 million Rotunda acquisition loan matures on July 19, 2009. FREIT is exploring the extension of the loan’s maturity date or replacement of the loan.

To the extent we are unable to refinance our indebtedness on acceptable terms, we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $18 million credit line (of which $17.6 million is available as of October 31, 2008) and our acquisition mortgage loan contain financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

Failure of banking and financing institutions: Banking and financing institutions such as insurance companies provide FREIT with credit lines and construction financing. The credit lines available to FREIT may be used for a variety of business purposes, including general corporate purposes, acquisitions, construction, letters of credit, etc. Construction financing enables FREIT to develop new properties, or renovate or expand existing properties. A failure of the banking institution making credit lines available may render the line unavailable and adversely affect FREIT’s liquidity, and negatively impact our operations in a number of ways. A failure of a financial institution unable to fund its construction financing obligations to FREIT may cause the construction to halt or be delayed. Substitute financing may be significantly more expensive, and construction delays may subject FREIT to delivery penalties.

FREIT has cash and cash equivalents deposited in certain banking institutions that exceed federally insured limits (currently $250,000 per depositor, per insured bank, which amount is scheduled to be reduced to $100,000 after December 2009).  A failure of any banking institution in which we have funds on deposit may result in a loss of our deposits of amounts in excess of the then federally insured limit.  The loss of such deposits would reduce cash available to fund operations and pay dividends.

Failure of insurance carriers:  FREIT’s properties are insured against unforeseen liability claims, property damages, and other hazards.  The insurance companies FREIT uses have good ratings at the time the policies are put into effect. Financial failure of our carriers may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on FREIT’s financial condition. In addition, a failure of FREIT’s insurance carrier may cause FREIT’s insurance renewal or replacement policy costs to increase.

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

Qualification as a REIT: Since its inception in 1961, FREIT has elected, and will continue to operate so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex provisions of the Internal Revenue Code. Governmental legislation, new regulations, and administrative interpretations may significantly change the tax laws with respect to the requirements for qualification as a REIT, or the federal income tax consequences of qualifying as a REIT. Although FREIT intends to continue to operate in a manner to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT. Such a revocation would subject FREIT’s income to federal income tax at regular corporate rates, and failure to qualify as a REIT would also eliminate the requirement that we pay dividends to our shareholders.

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

Residential Apartment Properties as of October 31, 2008:

Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate @ 10/31/08	Average Monthly Rent per Unit @ 10/31/08	Average Monthly Rent per Unit @ 10/31/07	Mortgage Balance ($000)	Depreciated Cost of Buildings & Equipment ($000)

Palisades Manor	1962	12	98.1%	$1,070	$1,038	None (1)	$36
Palisades Park, NJ

Grandview Apts.	1964	20	99.6%	$1,147	$1,101	None (1)	$125
Hasbrouck Heights, NJ

Berdan Court	1965	176	96.5%	$1,412	$1,357	$12,576	$1,386
Wayne, NJ

Heights Manor	1971	79	92.7%	$1,119	$1,078	$3,159	$496
Spring Lake Heights, NJ

Hammel Gardens	1972	80	97.3%	$1,192	$1,161	$4,594	$704
Maywood, NJ

Steuben Arms	1975	100	97.2%	$1,259	$1,222	$6,372	$1,322
River Edge, NJ

Westwood Hills (2)	1994	210	95.6%	$1,429	$1,387	$16,210	$12,067
Westwood Hills, NJ

Pierre Towers (3)	2004	269	91.6%	$1,791	$1,723	$34,125	$43,885
Hackensack, NJ

Boulders (4)	2006	129	95.2%	$1,771	$1,699	$20,190	$20,029
Rockaway, NJ
(1) Security for draws against FREIT's Credit Line.
(2) FREIT owns a 40% equity interest in Westwood Hills. See Investment in Subsidiaries.
(3) Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.
(4) Construction completed in August 2006 on land acquired in 1963 / 1964.

Commercial Properties as of October 31, 2008:

Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate @ 10/31/08	Average Annualized Rent per Sq. Ft. @ 10/31/08	Average Annualized Rent per Sq. Ft. @ 10/31/07	Mortgage Balance ($000)	Depreciated Cost of Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,800	100.0%	$20.48	$20.48	None (1)	$121

Franklin Crossing	1966 (2)	87,041	92.1%	$23.64	$22.12	None (1)	$8,667
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	100.0%	$12.91	$12.84	$9,021	$10,231
Westwood, NJ

Westridge Square (3)	1992	256,620	92.0%	$12.45	$12.08	$22,000	$19,994
Frederick, MD

Pathmark Super Store	1997	63,962	100.0%	$19.99	$19.12	$5,953 (7)	$8,495
Patchogue, NY

Preakness Center (4)	2002	322,136	97.7%	$12.79	$12.40	$30,571	$30,941
Wayne, NJ

Damascus Center (5)	2003	139,878	47.7%	$10.57	$9.81	$5,081 (8)	$17,666
Damascus, MD
				.	.
The Rotunda (6)	2005	216,645	90.4.%	$18.20	$18.08	$22,500	$37,189
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$169
		Landlease

Rochelle Park, NJ	2007	1 Acre	N/A	N/A	N/A	None	$2,509
		Landlease
(1) Security for draws against FREIT's Credit Line.
(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,041 sq. ft. center that opened in October 1997.
(3) FREIT owns a 100% interest in WestFREIT Corp, that owns the center.
(4) FREIT owns a 40% equity interest in WaynePSC, that owns the center.
(5) FREIT owns a 70% equity interest in Damascus Centre, LLC, that owns the center. Undergoing a renovation and expansion project.
(6) FREIT owns a 60% equity interest in Grande Rotunda, LLC, that owns the center.
(7) On February 29, 2008, unpaid principal amount of $5.9 million was refinanced with a $6 million mortgage loan bearing fixed interest rate of 6.125%, with a 10 year term.
(8) On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan, of which $5.1 million was drawn down at 10/31/08.

Supplemental Segment Information:
Commercial lease expirations at October 31, 2008 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	4	2,070	0.2%	$ 56,010	$ 27.06
2009	8	24,182	2.3%	$ 460,910	$ 19.06
2010	13	73,675	6.9%	$ 963,906	$ 13.08
2011	13	50,500	4.8%	$ 1,137,792	$ 22.53
2012	15	117,908	11.1%	$ 1,333,156	$ 11.31
2013	18	72,715	6.8%	$ 1,561,536	$ 21.47
2014	8	26,219	2.5%	$ 483,008	$ 18.42
2015	7	42,402	4.0%	$ 594,308	$ 14.02
2016	5	26,856	2.5%	$ 365,784	$ 13.62
2017	8	36,368	3.4%	$ 698,539	$ 19.21
2018	13	39,708	3.7%	$ 935,698	$ 23.56

Land Under Development and Vacant Land as of October 31, 2008:
Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27

Wayne, NJ	2002	None	Commercial	2.1

Rockaway, NJ	1964	None	Residential	1.0

So. Brunswick, NJ (2)	1964	Principally leased as farmland qualifying for state farmland assessment tax treatment	Industrial	33.0

(1) All of the above land is unencumbered, except as noted.
(2) Site plan approval received for the construction of a 563,000 square foot industrial building.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT’s business is not materially dependent upon any single tenant or any one of its properties.

The following table lists FREIT’s properties that have contributed approximately 15% of FREIT’s total revenue in one (1) or more of the last three (3) fiscal years.

	Fiscal Year Ended October 31,
	2008	2007	2006
Preakness Center	14.1%	14.4%	14.8%
Pierre Towers	14.1%	14.4%	14.9%

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

Except for the Pathmark supermarket super store located in Patchogue, Long Island, the Commerce Bank branch located in Rockaway, NJ and the Pascack Community Bank branch to be constructed on our land in Rochelle Park, NJ, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have eighteen (18) anchor / major tenants, that account for approximately 64% of the space leased. The balance of the space is leased to one hundred and seventy six (176) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property			No. Of
Shopping Center (SC)	Net Leaseable		Satellite
Office Building (O)	Space	Anchor/Major Tenants	Tenants

Westridge Square	256,620 (SC)	Giant Supermarket	25
Frederick, MD		Burlington Coat Factory
Franklin Crossing	87,041 (SC)	Stop & Shop	18
Franklin, Lakes, NJ
Westwood Plaza	173,854 (SC)	Kmart Corp	19
Westwood, NJ		TJMaxx
Preakness Center (1)	322,136 (SC)	Stop & Shop	40
Wayne, NJ		Macy's
		CVS
		Annie Sez
		Clearview Theaters
Damascus Center (2)	139,878 (SC)	Safeway Stores	10
Damascus, MD
The Rotunda (3)	138,276 (O)	Clear Channel Broadcasting	56
Baltimore, MD		US Social Security Office
		Janus Associates

	78,369 (SC)	Giant Food of Maryland	8
		Rite Aid Corporation
		Bank of America
Patchogue, NY	63,962 (SC)	Pathmark	-
(1) FREIT has a 40% interest in this property.		(2) FREIT has a 70% interest in this property.
(3) FREIT has a 60% interest in this property.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT’s commercial properties averaged a 90.1% occupancy rate with respect to FREIT’s available leasable space.

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 95.1% occupancy rate with respect to FREIT’s available apartment units.

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

There were no matters submitted to a vote of security holders during the fourth quarter of FREIT's 2008 fiscal year.

PART II

ITEM 5	MARKET FOR FREIT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Shares of Beneficial Interest
Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized, issued and outstanding class of equity. As of January 13, 2009, there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board Service (the “OTC Bulletin Board”) provided by FINRA, Inc. FREIT does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, at the end of the periods indicated, the Bid and Asked quotations for the Shares on the OTC Bulletin Board.

	Bid	Asked
Fiscal Year Ended October 31, 2008
First Quarter	$21.60	$21.60
Second Quarter	$22.00	$22.05
Third Quarter	$23.50	$23.50
Fourth Quarter	$18.60	$21.00

	Bid	Asked
Fiscal Year Ended October 31, 2007
First Quarter	$23.35	$25.00
Second Quarter	$25.00	$25.00
Third Quarter	$25.75	$26.50
Fourth Quarter	$22.30	$22.75

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, LLC., members of the New York Stock Exchange and other national securities exchanges.

Share Repurchase Program

Information regarding FREIT’s share repurchase program under Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934, as amended, for the three (3) months ended October 31, 2008 is as follows:

Issuer Purchases of Equity Securities (1)(2)(3)(4)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1, 2008 through August 31, 2008	-	-	-	$ 1,880,000
September 1, 2008 through September 30, 2008	35,720	$ 22.92	35,720	$ 1,061,455
October 1, 2008 through October 31, 2008	6,000	$ 22.70	6,000	$ 925,255
Total	41,720	$ 23.00	41,720	$ 925,255

(1)
On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT’s shares of beneficial interest. The share repurchase plan provides for the repurchase of FREIT shares  on or before March 31, 2009.

(2)
Share repurchases under this program may be made from time to time in the open market or in privately negotiated transactions, depending on the price of FREIT shares and other market conditions. This share repurchase program may be limited or terminated at any time and without prior notice.

(3)
Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any repurchases to be effected through FREIT’s repurchasing agent, Hill, Thompson, Magid & Co., Inc., pursuant to the terms and conditions set forth in the share repurchase plan, which has been established in accordance with applicable regulations.

(4)	As of October 31, 2008, FREIT repurchased 46,720 shares at a cost of $1,075,000, which is reflected in the Shareholders’ Equity section of FREIT’s balance sheet.

Dividends
The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2008 and Fiscal 2007, FREIT paid or declared aggregate total dividends of $1.20 and $1.30 per share, respectively, to the holders of shares. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2008 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2008	2007	2006	2005	2004
	(In thousands of dollars)
Total Assets	$241,756	$242,755	$234,786	$214,998	$190,575
Mortgage Loans	$192,352	$189,389	$180,679	$166,874	$148,244
Shareholders' Equity	$23,561	$25,130	$24,972	$26,115	$28,671
Weighted average shares outstanding:
Basic	6,835	6,753	6,574	6,440	6,378
Diluted	6,835	6,916	6,816	6,774	6,658
INCOME STATEMENT DATA:
Year Ended October 31,	2008	2007	2006	2005	2004
	(In thousands of dollars, except per share amounts)
Revenue:
Revenue from real estate operations	$42,340	$40,738	$37,893	$33,268	$29,952
Expenses:
Real estate operations	16,996	16,673	15,658	13,414	11,235
General and administrative expenses	1,542	1,543	1,212	1,001	689
Depreciation	5,622	5,311	4,726	4,252	3,663
Totals	24,160	23,527	21,596	18,667	15,587

Operating income	18,180	17,211	16,297	14,601	14,365

Investment income	554	634	232	229	183
Interest expense including amortization of deferred financing costs	(11,557)	(11,897)	(11,127)	(10,039)	(9,046)
Minority interest	(1,138)	(776)	(407)	(426)	(555)
Income from continuing operations	6,039	5,172	4,995	4,365	4,947
Discontinued operations:
Income from discontinued operations, net of Minority Interests *	-	3,771	163	129	10,124
Net income	$6,039	$8,943	$5,158	$4,494	$15,071

* Includes gain on disposal of $3,680 and $12,681 in fiscal years 2007 and 2004 respectively.

Basic earnings per share:
Continuing operations	$0.88	$0.76	$0.76	$0.68	$0.77
Discontinued operations	-	0.56	0.02	0.02	1.59
Net income	$0.88	$1.32	$0.78	$0.70	$2.36
Diluted earnings per share:
Continuing operations	$0.88	$0.74	$0.73	$0.64	$0.74
Discontinued operations	-	0.55	0.03	0.02	1.53
Net income	$0.88	$1.29	$0.76	$0.66	$2.27
Cash Dividends Declared Per Common Share	$1.20	$1.30	$1.25	$1.20	$1.10

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The global economic and financial crisis:
The current extraordinary and unprecedented bank liquidity and credit market crisis has exacerbated an already weakened economic climate resulting in a deep U.S. and worldwide recession.  Continued concern about energy costs, inflation, cost and availability of credit, and increasing unemployment have resulted in an unprecedented lack of confidence by consumers and businesses.  It is expected that this poor economic climate will continue, until at least mid 2009, and possibly longer.

This economic and financial crisis has affected, and will continue to affect FREIT in a number of ways:

Residential Properties: While the occupancy at our residential properties remains high, we are beginning to experience resistance to rent increases, granting concessions, a higher number of move-outs and higher than usual incidences of late or defaulted monthly rental payments.  We expect this trend to continue through 2009 and result in residential revenues to be flat or slightly lower than during fiscal 2008.

Commercial Properties: Because of reduced consumer spending resulting in lower profitability, commercial tenants, large and small, are requesting rent reductions, or lower renewal option rents.  To date we have experienced little fall-out. However, we expect to see a fall out of some smaller tenants, and if the recession is prolonged, some larger tenants.  We expect releasing vacated space to take longer and, generally, at lower rents that reflect current economic conditions. Again, we expect revenues at our commercial properties to be flat or slightly lower during fiscal 2009 than during fiscal 2008.

Development Projects and Capital Expenditures:  We plan to significantly reduce capital expenditures during fiscal 2009 compared to prior years by concentrating only on those capital expenditures that are absolutely necessary. We continue to pursue the completion of the development and construction activities started at our Damascus Shopping Center in Damascus, MD. Because of reduced demand from residential rental tenants and buyers, curtailed business expansion, and the current state of the credit markets, no date has been determined for the commencement of construction at our Rotunda and South Brunswick projects.

Debt Financing Availability: The dislocations in the credit markets have caused significant price volatility and liquidity disruptions. High pricing spreads and very conservative debt service ratio requirements have made certain financing unattractive, and in certain instances, unavailable. Additionally, construction financing for large, mixed use projects is virtually unavailable, or too costly. As a result of this difficult financing environment and reduced end user demand (see above) FREIT has elected to postpone its development activities at its Rotunda Project.

FREIT’s one refinancing requirement coming due during fiscal 2009, is its $22.5 million acquisition loan at its Rotunda project. FREIT is exploring the extension of the loan’s maturity date or replacement of the loan.

Operating Cash Flow and Dividend Distributions: FREIT’s cash position remains strong. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, necessary capital improvements and dividends necessary to retain qualification as a REIT. Additionally, FREIT has embarked on an extraordinary program to reduce operating expenses across the board to increase cash flow. Because of the current economic crisis, FREIT’s Board of Trustees elected to reduce fiscal 2008 dividends to $1.20 per share from $1.30 per share payable for fiscal 2007. Additionally, it is FREIT’s intention to maintain its quarterly dividend a $.30 per share until the economic climate indicates a change is appropriate.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2008 and 2007, and for the years ended October 31, 2008, 2007 and 2006. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the reporting of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. FREIT has adopted SFAS No. 144. During 2007, FREIT sold its Lakewood, NJ property. FREIT has reclassified the net income (loss) from the operation of this property as Discontinued Operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income, but only impacted the presentation of this property within the consolidated statements of income. The results of this reclassification can be seen in "Item 6 Selected Financial Data" above and in the Consolidated Financial Statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K.

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

Results of Operations:

Fiscal Years Ended October 31, 2008 and 2007

Summary revenues and net income for the fiscal years ended October 31, 2008 (“Fiscal 2008”) and October 31, 2007 (“Fiscal 2007”) are as follows:

	Year Ended October 31,
	2008	2007	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$23,149	$22,112	$1,037
Residential properties	19,191	18,626	565
Total real estate revenues	42,340	40,738	1,602

Operating expenses:
Real estate operations	16,996	16,673	323
General and administrative	1,542	1,543	(1)
Depreciation	5,622	5,311	311
Total operating expenses	24,160	23,527	633
Operating income	18,180	17,211	969

Investment income	554	634	(80)

Financing costs	(11,557)	(11,897)	340
Minority interest in earnings of subsidiaries	(1,138)	(626)	(512)
Distribution to certain minority interests	-	(150)	150
Income from continuing operations	6,039	5,172	867
Income from discontinued operations	-	3,771	(3,771)
Net income	$6,039	$8,943	$(2,904)

Basic earnings per share:
Continuing operations	$0.88	$0.76	$0.12
Discontinued operations	$-	$0.56	$(0.56)
Net income	$0.88	$1.32	$(0.44)

Diluted earnings per share:
Continuing operations	$0.88	$0.74	$0.14
Discontinued operations	$-	$0.55	$(0.55)
Net income	$0.88	$1.29	$(0.41)

Weighted average shares outstanding:
Basic	6,835	6,753
Diluted	6,835	6,916

Revenue for Fiscal 2008 increased 3.9% to $42,340,000 compared to $40,738,000 for Fiscal 2007. The favorable increase in revenues was attributable to both of FREIT’s real estate segments, with the commercial segment contributing 65% of the increase, and the residential segment contributing 35% of the increase.

During the 3rd quarter of Fiscal 2007, FREIT sold its Lakewood Apartments in Lakewood, New Jersey. In compliance with current accounting guidance, the gain on the sale, as well as the current and prior year’s earnings of the Lakewood operation are classified as “Income from discontinued operations”, which is included within “Net Income” after “Income from continuing operations”. (See Note 3 for a further discussion of the sale.) Net income for Fiscal 2008 was $6,039,000 ($0.88 diluted) compared to $8,943,000 ($1.29 diluted) for the prior year. Income from continuing operations for Fiscal 2008 was $6,039,000 ($0.88 diluted) compared to $5,172,000 ($0.74 diluted) for the prior year.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income for Fiscal 2008 and 2007:

NET INCOME COMPONENTS
	Year Ended October 31,
	2008	2007	Change
	(in thousands)

Commercial Properties (except Damascus)	$13,812	$13,085	$727
Damascus Center - undergoing renovation	520	406	114
Total Commercial Properties	14,332	13,491	841

Residential Properties	11,012	10,574	438

Total income from real estate operations	25,344	24,065	1,279

Financing costs:
Fixed rate mortgages	(10,119)	(9,966)	(153)
Floating Rate - Rotunda	(1,098)	(1,638)	540
Corporate Interest - Line/Floating	(340)	(293)	(47)
Total financing costs	(11,557)	(11,897)	340

Investment income	554	634	(80)

Corporate expenses	(862)	(816)	(46)
Accounting & other professional fees	(680)	(727)	47
Minority interest in earnings of subsidiaries	(1,138)	(626)	(512)
Distribution to Westwood Hills minority interests	-	(150)	150

Depreciation	(5,622)	(5,311)	(311)

Income from continuing operations	6,039	5,172	867

Income from discontinued operations	-	3,771	(3,771)

Net Income	$6,039	$8,943	$(2,904)

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	Oct 31,		Increase (Decrease)		Oct 31,		Increase (Decrease)		Oct 31,
	2008	2007	$	%	2008	2007	$	%	2008	2007
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,238	$16,692	$546	3.3%	$18,978	$18,333	$645	3.5%	$36,216	$35,025
Reimbursements	5,370	4,639	731	15.8%					5,370	4,639
Other	208	182	26	14.3%	213	293	(80)	-27.3%	421	475
Total Revenue	22,816	21,513	1,303	6.1%	19,191	18,626	565	3.0%	42,007	40,139

Operating expenses	8,817	8,621	196	2.3%	8,179	8,052	127	1.6%	16,996	16,673
Net operating income	$13,999	$12,892	$1,107	8.6%	$11,012	$10,574	$438	4.1%	25,011	23,466
Average
Occupancy %	89.8%	90.3%		-0.5%	94.8%	95.0%		-0.2%

Reconciliation to consolidated net income:
Deferred rents - straight lining	237	298
Amortization of acquired leases	96	301
Net investment income	554	634
General and administrative expenses	(1,542)	(1,543)
Depreciation	(5,622)	(5,311)
Financing costs	(11,557)	(11,897)
Distributions to certain minority interests	-	(150)
Minority interest	(1,138)	(626)
Income from continuing operations	6,039	5,172
Income from discontinued operations	-	3,771
Net income	$6,039	$8,943

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

COMMERCIAL SEGMENT
The commercial segment contained ten (10) separate properties during Fiscal 2008 and Fiscal 2007. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income. The Rockaway land is leased to a tenant who has built and operates a bank branch on the land. In Rochelle Park, FREIT leases the land to a tenant who plans to build and operate a bank branch on the land.

Revenue and NOI from FREIT’s commercial segment for Fiscal 2008 increased $1.3 million (6.1%) and $1.1 million (8.6%), respectively, over Fiscal 2007. The primary reasons for the increase in revenue and NOI, not including Damascus, were higher occupancy levels at Westridge Square, Westwood Plaza and The Rotunda, a full-year’s revenue with respect to FREIT’s Rochelle Park land lease and an increase in reimbursable operating expenses over last year, specifically at The Rotunda. The increase in revenue and NOI was tempered slightly by the effect of the anticipated planned renovation at our Damascus Shopping Center (the “Damascus Center”), which caused a temporary decline in occupancy levels (see discussion below). Average occupancy rates for FREIT’s commercial segment for Fiscal 2008 was at 95.1%, exclusive of the Damascus Center, compared to 94.6% for Fiscal 2007. Occupancy rates for the Damascus Center decreased to 47.7% for Fiscal 2008 from 55.9% for Fiscal 2007.

The impact of this renovation on the year-to-date results of the commercial segment is reflected in the following table:

	Year Ended October 31,
	2008			2007
	(in thousands)
	Commercial		Same	Commercial		Same
	Properties	Damascus	Properties	Properties	Damascus	Properties
Revenues	$22,816	$917	$21,899	$21,513	$829	$20,684

Expenses	8,817	434	8,383	8,621	410	8,211

NOI	$13,999	$483	$13,516	$12,892	$419	$12,473

Revenues and NOI for same properties increased 6% and 8% respectively for Fiscal 2008 over Fiscal 2007.

DEVELOPMENT ACTIVITIES
A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Building plans for Phase I have been approved and construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs.  This loan will be drawn upon as needed. As of October 31, 2008, Damascus drew down $5.1 million of this loan to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) have been completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate  $200 million. City Planning Board approval has been received. As of October 31, 2008, we have expended approximately $5.0 million for planning and feasibility studies. Due to the current economic and credit crisis, the start date for the construction has not yet been determined.

RESIDENTIAL SEGMENT
During Fiscal 2008 and Fiscal 2007, FREIT operated nine (9) multi-family apartment communities totaling 1,075 apartment units, excluding the Lakewood property that was sold during Fiscal 2007. (See Note 3 for a further discussion of the sale.)

During Fiscal 2008 revenues increased $565,000 (3.0%) to $19,191,000 and NOI increased $438,000 (4.1%) to $11,012,000 over Fiscal 2007. The favorable results at FREIT’s residential segment for Fiscal 2008 was primarily attributable to the contribution made by The Boulders, which accounted for 57% and 50% of the increase in revenues and NOI, respectively. Average occupancy rates for FREIT’s residential segment for Fiscal 2008 and 2007 was level at 95%. However, average occupancy at The Boulders increased to 97% for Fiscal 2008, compared to 88% for last year’s comparable period.

The occupancy at our residential properties remains high. However, due to the current economic crisis causing high unemployment in our areas of operation, we are experiencing resistance to rent increases, granting concessions, a higher number of move-outs and higher than usual incidences of late or defaulted monthly rental payments.  We expect this trend to continue through 2009 and result in residential revenues to be flat or slightly lower than during Fiscal 2008.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $200,000 and $188,000 respectively.

Capital expenditures: During Fiscal 2008 we expended $424,000 ($626 per apartment unit) excluding The Pierre and the newly constructed Boulders. Since our apartment communities were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties.

At The Pierre, a major renovation program is ongoing. We are in the process of modernizing, where required, all apartments and some of the building’s mechanical services. This renovation is expected to cost approximately $3 - $4 million and apartments are to be renovated as they become temporarily vacant, over the next several years. These costs will be financed from operating cash flow and cash reserves. Through October 31, 2008, we expended approximately $2.9 million in capital improvements at The Pierre, including approximately $205,000 during Fiscal 2008.

NET INVESTMENT INCOME
Net investment income decreased 13% to $554,000 during Fiscal 2008 from $634,000 in Fiscal 2007. Net investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Centre, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The decrease in net investment income for the current year was primarily attributable to lower interest income on the Company’s investments, due in part to lower interest rates and a decrease in the level of investable cash for Fiscal 2008, as funds were used for construction and development activities. Slightly offsetting the decrease in investment income was increased interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center.

FINANCING COSTS

Financing costs are summarized as follows:

	Year Ended October 31,
	2008	2007
	(in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$8,547	$6,503
New	244	1,728
2nd Mortgages
Existing	1,188	1,774
Variable rate mortgages:
Acquisition loan-Rotunda	1,198	1,580
Construction loan-Damascus	112	-
Other	245	269
	11,534	11,854
Amortization of Mortgage Costs	371	277
Total Financing Costs	11,905	12,131
Less amount capitalized	(348)	(234)
Financing costs expensed	$11,557	$11,897

Financing costs for Fiscal 2008 decreased by $340,000 (2.9%) compared to Fiscal 2007. The principal reasons for the decrease were attributable to lower interest rates relative to The Rotunda acquisition loan of $22.5 million, which bears a floating interest rate, coupled with an increase in capitalized interest related to ongoing capital projects. Lower interest rates over the course of the last year decreased the level of interest expense for The Rotunda by $382,000, to $1,198,000 for Fiscal 2008.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses (“G&A”) for Fiscal 2008 were $1,542,000, level with Fiscal 2007. The primary components of G&A are accounting & professional fees and Trustees fees, which, in the aggregate, comprise 77% of total G&A.

DEPRECIATION
Depreciation expense in Fiscal 2008 increased $311,000 (5.9%) to $5,622,000 from $5,311,000 for Fiscal 2007. The increase was primarily attributable to depreciation related to the June 2008 completion of Phase I of the Damascus Centre redevelopment project, in addition to capital improvements at FREIT’s Westridge Square Shopping Center in Frederick, MD.

Results of Operations:

Fiscal Years Ended October 31, 2007 and 2006

Summary revenues and net income for the fiscal years ended October 31, 2007 (“Fiscal 2007”) and October 31, 2006 (“Fiscal 2006”) are as follows:

	Year Ended October 31,
	2007	2006	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$22,112	$21,926	$186
Residential properties	18,626	15,967	2,659
Total real estate revenues	40,738	37,893	2,845

Operating expenses:
Real estate operations	16,673	15,658	1,015
General and administrative	1,543	1,212	331
Depreciation	5,311	4,726	585
Total operating expenses	23,527	21,596	1,931
Operating income	17,211	16,297	914

Investment income	634	232	402

Financing costs	(11,897)	(11,127)	(770)
Minority interest in earnings of subsidiaries	(626)	(257)	(369)
Distribution to certain minority interests	(150)	(150)	-
Income from continuing operations	5,172	4,995	177
Income from discontinued operations	3,771	163	3,608
Net income	$8,943	$5,158	$3,785

Basic earnings per share:
Continuing operations	$0.76	$0.76	$-
Discontinued operations	$0.56	$0.02	$0.54
Net income	$1.32	$0.78	$0.54

Diluted earnings per share:
Continuing operations	$0.74	$0.73	$0.01
Discontinued operations	$0.55	$0.03	$0.52
Net income	$1.29	$0.76	$0.53

Weighted average shares outstanding:
Basic	6,753	6,574
Diluted	6,916	6,816

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

Net income for Fiscal 2007 was $8,943,000 ($1.29 diluted) compared to $5,158,000 ($0.76 diluted) for the prior year. Income from continuing operations for Fiscal 2007 was $5,172,000 ($0.74 diluted) compared to $4,995,000 ($0.73 diluted) for the prior year. The schedule below provides a detailed analysis of the major changes that impacted revenue and net income for Fiscal 2007 and 2006:

NET INCOME COMPONENTS
	Year Ended October 31,
	2007	2006	Change
	(in thousands)
Commercial Properties
Same Properties (1)	$13,085	$12,710	$375
Damascus Center - undergoing renovation	406	752	(346)
Total Commercial Properties	13,491	13,462	29

Residential Properties
Same Properties (1)	9,177	8,541	636
Boulders at Rockaway	1,397	232	1,165
Total Residential Properties	10,574	8,773	1,801

Total income from real estate operations	24,065	22,235	1,830

Financing costs:
Fixed rate mortgages
Same Properties (1)	(8,858)	(9,374)	516
Boulders at Rockaway	(1,108)	-	(1,108)
Floating Rate - Rotunda	(1,638)	(1,509)	(129)
Corporate interest - Line / Floating	(293)	(244)	(49)
Total financing costs	(11,897)	(11,127)	(770)

Investment income	634	232	402

Corporate expenses	(816)	(800)	(16)
Accounting	(727)	(412)	(315)
Minority interest in earnings of subsidiaries	(626)	(257)	(369)
Distribution to Westwood Hills minority interests	(150)	(150)	-

Depreciation:
Same Properties (1)	(4,786)	(4,601)	(185)
Boulders at Rockaway	(525)	(125)	(400)
Total depreciation	(5,311)	(4,726)	(585)

Income from continuing operations	5,172	4,995	177

Income from discontinued operations	3,771	163	3,608

Net Income	$8,943	$5,158	$3,785

(1) Properties operated since the beginning of Fiscal 2006.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	Oct 31,		Increase (Decrease)		Oct 31,		Increase (Decrease)		Oct 31,
	2007	2006	$	%	2007	2006*	$	%	2007	2006
	(in thousands)				(in thousands)				(in thousands)
Rental income	$16,692	$16,264	$428	2.6%	$18,333	$15,777	$2,556	16.2%	$35,025	$32,041
Reimbursements	4,639	4,669	(30)	-0.6%					4,639	4,669
Other	182	161	21	13.0%	293	190	103	54.2%	475	351
Total Revenue	21,513	21,094	419	2.0%	18,626	15,967	2,659	16.7%	40,139	37,061

Operating expenses	8,621	8,464	157	1.9%	8,052	7,194	858	11.9%	16,673	15,658
Net operating income	$12,892	$12,630	$262	2.1%	$10,574	$8,773	$1,801	20.5%	23,466	21,403
Average
Occupancy %	90.3%	90.3%		0.0%	95.0%	95.6%		-0.6%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					298	342
				Amortization of acquired leases					301	490
				Net investment income					634	232
				General and administrative expenses					(1,543)	(1,212)
				Depreciation					(5,311)	(4,726)
				Financing costs					(11,897)	(11,127)
				Distributions to certain minority interests					(150)	(150)
				Minority interest					(626)	(257)
				Income from continuing operations					5,172	4,995
				Income from discontinued operations					3,771	163
					Net income				$8,943	$5,158
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

The impact of this renovation on the year-to-date results of the commercial segment is reflected in the following table:

	Year Ended October 31,
	2007			2006
	(in thousands)
	Commercial Combined	Damascus	Same Properties	Commercial Combined	Damascus	Same Properties
Revenues	$21,513	$829	$20,684	$21,094	$1,183	$19,911
Expenses	8,621	410	8,211	8,464	426	8,038
NOI	$12,892	$419	$12,473	$12,630	$757	$11,873

Revenues and NOI for same properties increased 4% and 5% respectively for Fiscal 2007 over Fiscal 2006.

RESIDENTIAL SEGMENT
During Fiscal 2007, FREIT operated nine (9) multi-family apartment communities totaling 1,075 apartment units, not including the Lakewood property. During the latter part of June 2006, tenants began taking occupancy at completed buildings at FREIT’s 129-unit Rockaway, NJ project, The Boulders, which had been under construction.  Fiscal 2007 was the first full year of operation for The Boulders.

During Fiscal 2007 revenues increased $2,659,000 (16.7%) to $18,626,000 and NOI increased $1,801,000 (20.5%) to $10,574,000 over Fiscal 2006. The favorable results at FREIT’s residential segment for Fiscal 2007 were primarily attributable to the contribution made by The Boulders, in addition to a combination of higher occupancy levels and higher rents.

The contribution made by The Boulders, to revenues and NOI during Fiscal 2007 and 2006 is reflected in the following table:

	Year Ended October 31,
	2007			2006
	(in thousands)
	Residential Combined	Boulders	Same Properties	Residential Combined	Boulders	Same Properties
Revenues	$18,626	$2,352	$16,274	$15,967	$384	$15,583
Expenses	8,052	955	7,097	7,194	152	7,042
NOI	$10,574	$1,397	$9,177	$8,773	$232	$8,541

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

NET INVESTMENT INCOME
Net investment income increased 173% to $634,000 during Fiscal 2007 from $232,000 in Fiscal 2006. Net investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable. The increase in net investment income for the current year was primarily attributable to higher interest income for the current year due to higher interest rates on the Company’s investments, coupled with interest income relative to the secured loans made to Hekemian employees in connection with the sale of an equity interest in the Damascus Center, effective October 31, 2006.

FINANCING COSTS

Financing costs are summarized as follows:

	Year Ended October 31,
	2007	2006
	(in thousands)
Fixed rate mortgages
1st mortgages
Existing	$6,503	$9,242
New (1)	1,728	-
2nd mortgages
Existing	1,774	540
Variable rate mortgages:
Acquisition loan - Rotunda	1,580	1,460
Credit line	84	86
Other	185	134
	11,854	11,462
Amortization of mortgage costs	277	246
Less construction period interest capitalized	(234)	(581)
Financing costs expensed	$11,897	$11,127

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $13.8 million for Fiscal 2008 compared to $11.8 million for Fiscal 2007. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2008, we had cash and marketable securities totaling $8.2 million compared to $12.7 million at October 31, 2007.

We have begun the rebuilding of the Damascus Shopping Center, in Damascus, MD. The total capital required for this project is estimated at $21.9 million. On February 12, 2008, Damascus Centre, LLC (“Damascus Centre”) closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in the Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of October 31, 2008, Damascus drew down $5.1 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value.

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda will be, for the most part, from mortgage financing. During Fiscal 2008 we’ve substantially completed the planning and feasibility studies and have expended approximately $5.0 million during this phase, which adds to the value of our property. Due to the current economic crisis and liquidity and credit crunch, no date for the commencement of construction has been determined.

As at October 31, 2008, FREIT’s aggregate outstanding mortgage debt was $192.4 million. This debt bears a fixed weighted average interest rate of 5.87%. The fixed rate mortgages, which have an average life of approximately 5.62 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:
Year	$ Millions
2009	$22.5
2010	$12.2
2012	$5.1
2013	$8.0
2014	$25.9
2016	$24.5
2017	$22.0
2018	$5.0
2019	$28.1
2022	$14.4

Our Rotunda acquisition loan of $22.5 million matures in July 2009. FREIT is exploring the extension of the loan’s maturity date or replacement of the loan.

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2008 and 2007:

(In Millions)	October 31, 2008	October 31, 2007
Fair Value	$196.2	$188.7
Carrying Value	$192.4	$189.4

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $9.5 million, and a 1% decrease would increase the fair value by $10.3 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2010, but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

In connection with its construction activities in Rockaway, NJ, FREIT utilized the credit line for the issuance of a $384,000 Letter of Credit. As of October 31, 2008, approximately $17.6 million is available under the line of credit.

Interest rate swap contract: To reduce interest rate volatility, FREIT had used “pay fixed, receive floating” interest rate swaps to convert floating interest rates to fixed interest rates over the terms of certain loans. We entered into these swap contracts with a counterparty that is usually a high-quality commercial bank.

FREIT had a variable interest rate mortgage securing its Patchogue, NY property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This rate swap contract effectively converted variable interest rate payments to fixed interest rate payments.

This variable rate mortgage loan came due on January 2, 2008. The due date of the loan was extended to February 29, 2008. On February 29, 2008, the unpaid principal amount of this loan of approximately $5.9 million was refinanced with a $6 million mortgage loan bearing a fixed interest rate of 6.125%, with a ten (10) year term, and payable according to a thirty (30) year amortization schedule. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan).

FREIT’s total capital commitments represent obligations under its mortgage loan and construction contracts as follows:

CAPITAL COMMITMENTS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$24,556	$2,521	$5,474	$5,897	$10,664
Balloon Payments	162,715	22,500	12,216	7,984	120,015
Total Long-Term Debt	187,271	25,021	17,690	13,881	130,679

Construction Loan (a)	5,081	-	-	5,081	-
Total Capital Commitments	$192,352	$25,021	$17,690	$18,962	$130,679

(a) Represents draws on construction loan related to Damascus Center redevelopment project.

Share repurchase program:
On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT shares commencing three (3) days after the announcement of its operating results for the quarter ended April 30, 2008. Share repurchases under this program may be made from time to time in the open market or through privately negotiated transactions, depending on trading prices of FREIT shares and other market conditions. This share repurchase program may be limited or terminated atany time and without prior notice. As of October 31, 2008, FREIT repurchased 46,720 shares of common stock at a cost of $1,075,000, which is reflected in the Stockholders’ Equity section of FREIT’s balance sheet.

Funds From Operations (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations
	Year Ended October 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Net income	$6,039	$8,943	$5,158
Depreciation	5,622	5,311	4,726
Amortization of deferred mortgage costs	371	277	246
Deferred rents (Straight lining)	(237)	(298)	(342)
Amortization of acquired leases	(96)	(301)	(490)
Capital Improvements - Apartments	(424)	(460)	(368)
Discontinued operations	-	(3,771)	(163)
Minority interests:
Equity in earnings of subsidiaries	1,138	776	407
Distributions to minority interests	(1,093)	(998)	(780)
FFO	$11,320	$9,479	$8,394

Per Share - Basic	$1.66	$1.40	$1.28
Per Share - Diluted	$1.66	$1.37	$1.23
Weighted Average Shares Outstanding:
Basic	6,835	6,753	6,574
Diluted	6,835	6,916	6,816

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

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year’s net income and taxable income. The following tables list the quarterly dividends paid or declared for the three most recent fiscal years and the dividends as a percentage  of taxable income for those periods.

	Fiscal Year ended October 31,
	2008	2007	2006
First Quarter	$0.30	$0.30	$0.25
Second Quarter	$0.30	$0.30	$0.25
Third Quarter	$0.30	$0.30	$0.25
Fourth Quarter	$0.30	$0.40	$0.50
Total For Year	$1.20	$1.30	$1.25

		(in thousands of dollars)				Dividends
Fiscal	Per	Total	Ordinary	Capital Gain	Taxable	as a % of
Year	Share	Dividends	Income	Income	Income	Taxable Income
2008	$1.20	$8,263	$6,346	$-	$6,346	130.2%
2007	$1.30	$8,787	$5,353	$2,040	$7,393	118.9%
2006	$1.25	$8,313	$5,250	$-	$5,250	158.3%

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

 See “Liquidity and Capital Resources” and “Commercial and Residential Segment” in Item 7 above.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 37 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2008.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2008. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B     OTHER INFORMATION

 None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiaries

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). FREIT’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on FREIT’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FREIT as of October 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for each of the years in the three-year period ended October 31, 2008 and financial statement schedule, and our report dated January 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Eisner LLP
New York, NY

January 9, 2009

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

The information concerning FREIT's trustees required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2009.

ITEM 11	EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Trustees - Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2009.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2009.
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2009.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “ Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2009.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 14, 2009	By: /s/ Robert S. Hekemian
Robert S. Hekemian, Chairman of the Board and Chief Executive Officer

By: /s/ Donald W. Barney
President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income and undistributed earnings and cash flows for each of the years in the three-year period ended October 31, 2008. Our audits also included the financial statement schedule listed in the index at item 15(c). These consolidated financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of FREIT as of October 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the referred financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 9, 2009 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, NY

January 9, 2009

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2008 AND 2007

	2008	2007
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$208,955	$204,732
Construction in progress	8,058	7,331
Cash and cash equivalents	8,192	12,740
Tenants' security accounts	2,377	2,369
Sundry receivables	4,371	4,833
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,952	2,852
Acquired over market leases and in-place lease costs	865	1,104
Deferred charges, net	2,660	3,454
Interest rate swap contract	-	14
Totals	$241,756	$242,755

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$192,352	$189,389
Accounts payable and accrued expenses	4,014	5,193
Dividends payable	2,084	2,704
Tenants' security deposits	3,061	3,124
Acquired below market value leases and deferred revenue	3,485	3,911
Total liabilities	204,996	204,321

Minority interest	13,199	13,304

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,993,152 and 6,760,652 shares issued and outstanding	24,969	23,225
Treasury stock, at cost: 46,720 shares	(1,075)	-
Undistributed earnings (deficit)	(333)	1,891
Accumulated other comprehensive income	-	14
Total shareholders' equity	23,561	25,130
Totals	$241,756	$242,755

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME
AND UNDISTRIBUTED EARNINGS
YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Thousands of Dollars, Except Per Share Amounts)
INCOME
Revenue:
Rental income	$36,549	$35,624	$32,873
Reimbursements	5,370	4,639	4,669
Sundry income	421	475	351
Totals	42,340	40,738	37,893

Expenses:
Operating expenses	10,766	10,742	9,848
Management fees	1,847	1,775	1,687
Real estate taxes	5,925	5,699	5,335
Depreciation	5,622	5,311	4,726
Totals	24,160	23,527	21,596

Operating income	18,180	17,211	16,297

Investment income	554	634	232
Interest expense including amortization
of deferred financing costs	(11,557)	(11,897)	(11,127)
Minority interest	(1,138)	(626)	(257)
Distribution to certain minority interests	-	(150)	(150)
Income from continuing operations	6,039	5,172	4,995
Discontinued operations:
Earnings from discontinued operations	-	91	163
Gain on sale	-	3,680	-
Income from discontinued operations	-	3,771	163
Net income	$6,039	$8,943	$5,158

Basic earnings per share:
Continuing operations	$0.88	$0.76	$0.76
Discontinued operations	-	$0.56	$0.02
Net income	$0.88	$1.32	$0.78
Diluted earnings per share:
Continuing operations	$0.88	$0.74	$0.73
Discontinued operations	-	$0.55	$0.03
Net income	$0.88	$1.29	$0.76

Weighted average shares outstanding:
Basic	6,835	6,753	6,574
Diluted	6,835	6,916	6,816

COMPREHENSIVE INCOME
Net income	$6,039	$8,943	$5,158
Other comprehensive income (loss):
Unrealized (loss) on interest
rate swap contract	-	(73)	(9)
Comprehensive income	$6,039	$8,870	$5,149

UNDISTRIBUTED EARNINGS
Balance, beginning of period	$1,891	$1,735	$4,890
Net income	6,039	8,943	5,158
Less dividends declared	(8,263)	(8,787)	(8,313)
Balance, end of period	$(333)	$1,891	$1,735
Dividends declared per share	$1.20	$1.30	$1.25

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In Thousands of Dollars)
Operating activities:
Net income	$6,039	$8,943	$5,158
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	5,622	5,319	4,739
Amortization	766	763	757
Net amortization of acquired leases	(96)	(301)	(490)
Deferred revenue	(188)	1,083	64
Minority interest	1,138	776	407
Gain on sale of discontinued operations	-	(3,680)	-
Changes in operating assets and liabilities:
Tenants' security accounts	(8)	(208)	(253)
Sundry receivables, prepaid expenses and other assets	(154)	(795)	1,137
Accounts payable, accrued expenses and other liabilities	731	(394)	234
Tenants' security deposits	(63)	301	336
Net cash provided by operating activities	13,787	11,807	12,089
Investing activities:
Capital improvements - existing properties	(2,715)	(2,038)	(2,351)
Proceeds from sale of discontinued operations	-	3,796	-
Construction and pre - development costs	(9,006)	(6,043)	(14,463)
Additions to leasing costs	-	-	(298)
Acquisition of real estate	-	(2,545)	-
Sale of minority interest in subsidiary	-	-	3,224
Secured loans to minority interest	-	-	(1,451)
Net cash used in investing activities	(11,721)	(6,830)	(15,339)
Financing activities:
Repayment of mortgages	(8,118)	(19,621)	(1,989)
Proceeds from mortgages and construction loans	11,081	28,331	15,794
Deferred financing costs	(270)	(663)	2
Proceeds from exercise of stock options	1,744	75	2,021
Repurchase of Company stock-Treasury shares	(1,075)	-	-
Dividends paid	(8,883)	(9,458)	(7,854)
Distribution to minority interest	(1,093)	(998)	(780)
Contributions by minority interest	-	481	-
Net cash (used in) provided by financing activities	(6,614)	(1,853)	7,194
Net (decrease) increase in cash and cash equivalents	(4,548)	3,124	3,944
Cash and cash equivalents, beginning of year	12,740	9,616	5,672
Cash and cash equivalents, end of year	$8,192	$12,740	$9,616

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $348, $234 and $581 in fiscal 2008, 2007 and 2006, respectively.	$11,177	$11,669	$11,462
Income taxes paid	$50	$20	$19
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs	$-	$1,910	$2,445
Dividends declared but not paid	$2,084	$2,704	$3,375

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

Accordingly, the consolidated financial statements include the accounts of FREIT and its following significant subsidiaries:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized
S and A Commercial Associates Limited Partnership ("S and A")	FREIT	65%	2000
Westwood Hills, LLC	FREIT	40%	1994
Damascus Centre, LLC ("Damascus")	FREIT	70%	2003
Damascus Second, LLC	FREIT	70%	2008
Wayne PSC, LLC	FREIT	40%	2002
Pierre Towers, LLC	S and A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT Corp	FREIT	100%	2007
WestFredic LLC	FREIT	100%	2007

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

Cash and cash equivalents:
Financial instruments that potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. During Fiscal 2008, Federally Insured limits were temporarily increased from $100,000 to $250,000 through December 31, 2009. At October 31, 2008 and 2007, such cash and cash equivalent balances exceeded Federally insured limits by approximately $6.0 million and $10.5 million, respectively. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

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

Deferred charges:
Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $371,000, $277,000 and $246,000 in 2008, 2007 and 2006, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

Advertising:
FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $132,000, $109,000 and $115,000 in 2008, 2007 and 2006, respectively.

Stock-based compensation:
At October 31, 2008, FREIT has a stock-based employee compensation plan that was approved on September 10, 1998 by the Board of Trustees, which is described more fully in Note 10. Effective November 1, 2005, FREIT adopted the fair value recognition provisions of SFAS 123 (R), using the modified-prospective-transition method. Under that transition method, compensation cost includes a cost for all share-based payments granted prior to, but not vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).

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

Recent accounting pronouncements:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning November 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements for the year ended October 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This new standard does not require fair values to be used in any situations not already covered by GAAP; however, for some entities, the application of this standard will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our financial statements for the year ended October 31, 2008.

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

•
The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) Requiring all entities to report non-controlling interests (minorityinterests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) Requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) Expanding the disclosure requirements with respect to the parent and its non-controlling interests.

The effect of the adoption of SFAS 141R will be dependent upon future acquisition activity, if any, of the Company.

Adoption of SFAS 160 will require separate presentation in the statement of undistributed earnings of the changes in the non-controlling members’ interests, as well as balance sheet presentation of such interests as a separate component of Shareholders’ Equity. When adopted, SFAS 160 requires retrospective application for all periods presented.

Reclassifications:
Certain accounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the current presentation.  (See Note 14.)

Note 2 – Minority Interests:

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

Effective June 1, 2007, the Operating Agreement of LLC was amended by a majority of the Members of LLC to require the Members to restore their negative capital accounts caused by any future losses, distributions from operations or net refinancing proceeds from the effective date of this amendment forward. As a result of this amendment, future minority interest distributions by LLC in excess of allocated income will be recorded as a receivable from minority members and no longer impact FREIT’s net income.

 Note 3 – Dispositions and Acquisitions:

During fiscal 2005, FREIT’s 60% owned subsidiary, Grande Rotunda, LLC, completed the acquisition of The Rotunda, a mixed-use property in Baltimore, MD for $31 million, which was financed in part from an acquisition loan in the amount of $22.5 million, and the balance in cash. (See Notes 5 & 8)

It is FREIT’s policy that initial valuations are finalized, in accordance with the guidelines outlined in SFAS No. 141, “Business Combinations”, no later than six months from the acquisition date. Accordingly, as of January 31, 2006, based on the above independent appraisal and FREIT’s evaluation of the acquired in-place leases, the purchase price was re-allocated as follows: approximately $15.8 million allocated to the building, $16.6 million to the land, $0.9 million to leases in place, $0.9 million to leases at above market rents, and approximately $3.3 million to leases at below market rents which was recorded as a liability.

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

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, NJ. The sales price for the property was $4 million. The property was acquired in 1962 for approximately $407,000. For financial reporting purposes, FREIT recognized a gain of approximately $3.7 million from the sale. (See Note 14.)

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

Note 4 - Real estate and equipment:
Real estate and equipment consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2008	2007
		(In thousands of dollars)
Land		$71,637	$70,455
Unimproved land		731	729
Apartment buildings	7-40 years	79,875	79,279
Commercial buildings/shopping centers	15-50 years	102,242	94,326
Equipment/Furniture	3-15 years	2,497	2,408
		256,982	247,197
Less accumulated depreciation		48,027	42,465
Totals		$208,955	$204,732

Note 5 – Mortgages, notes payable and credit line:
	October 31,
	2008	2007
	(In Thousands of Dollars)

Nationwide Life Insurance Cos. - Frederick, MD (A)	$22,000	$22,000
State Farm Bank - Rockaway, NJ (B)	20,190	20,487
National Realty Funding L.C - Westwood, NJ (C)	9,021	9,226
Centerline Capital Group - Spring Lake Heights, NJ (D)	3,159	3,231
Bank of America - Patchogue, NY (E)	-	5,929
Oritani - Patchogue, NY (E)	5,953	-
Centerline Capital Group - Wayne, NJ (F):
First mortgage	9,407	9,624
Second mortgage	3,169	3,261
Centerline Capital Group - River Edge, NJ (G):
First mortgage	4,594	4,698
Second mortgage	1,778	1,826
Centerline Capital Group - Maywood, NJ (H):
First mortgage	3,333	3,409
Second mortgage	1,261	1,296
Centerline Capital Group - Westwood, NJ (I):
First mortgage	13,255	13,556
Second mortgage	2,955	3,033
MetLife - Wayne, NJ (J)	30,571	31,188
State Farm Life Insurance Co. - Hackensack, NJ (K)	34,125	34,125
Total fixed rate mortgage loans	164,771	166,889
Bank of America - Baltimore, MD (L)	22,500	22,500
Bank of America – Damascus, MD (M)
Construction Loan	5,081	-
Total mortgages and notes payable	$192,352	$189,389

(A)

Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $19,994,000.

(B)
Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $20,029,000.

(C)
Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $10,231,000.

(D)
Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake Heights, New Jersey having a net book value of approximately $496,000.

(E)
Payable in monthly installments of $17,500 plus interest at the thirty-day LIBOR rate plus 200 basis points through March 2008. On February 29, 2008, the unpaid principal amount of this loan of approximately $5.9 million was refinanced with a $6 million mortgage loan bearing a fixed interest rate of 6.125%, with a ten (10) year term, and payable according to a thirty (30) year amortization schedule. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $8,495,000.

(F)
The first mortgage is payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $20,878 including interest at 4.92% through July 2010 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,386,000.

(G)
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

(H)
The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $704,000.

(I)
The first mortgage is payable in monthly installments of $99,946 including interest at 6.693% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $21,954 including interest at 6.18% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Westwood, New Jersey having a net book value of approximately $12,067,000.

(J)
Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $30,941,000.

(K)
Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $43,885,000.

(L)
Acquisition loan to Grande Rotunda, LLC; payable in monthly installments of interest only. The interest rate varies from time-to-time based on the borrower’s election of 150 basis points over the various LIBOR rates, or the Lender’s prime rate. The loan was due on July 19, 2008, but was extended for one year to July 19, 2009. FREIT guarantees payment of up to 35% of the outstanding principal amount of the loan plus accrued interest if borrower defaults, however, Rotunda 100, LLC (a 40% joint venture partner in Grande Rotunda, LLC) has idemnified FREIT for up to 40% of any losses under its guaranty. The loan is secured by a mixed-use property in Baltimore, MD having a net book value of approximately $37,189,000.

(M)
On February 12, 2008, Damascus Second, LLC closed on a $27.3 million construction loan, secured by the shopping center owned by Damascus Centre, LLC located in Damascus, MD. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. Draws against this loan bear interest at a floating rate equal to 135 basis points over the BBA LIBOR daily floating rate. As of October 31, 2008, Damascus drew down $5.1 million of this loan to cover construction costs. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs, if borrower defaults, however, Damascus 100, LLC (a 30% joint venture parter in Damascus Centre, LLC) has idemnified FREIT for up to 30% of any losses under its guaranty. The shopping center securing the loan has a net book value of approximately $17,666,000.

The fair value of FREIT's long-term debt, which approximates $196.2 million and $188.7 million at October 31, 2008 and 2007, respectively, is estimated based on the current rates offered to FREIT for debt of the similar remaining maturities.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2008 are as follows:

Year Ending October 31,	Amount
2009	$25,037
2010	$14,899
2011	$2,791
2012	$8,047
2013	$10,914

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2010, but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws.

In connection with its construction activities in Rockaway, NJ, FREIT utilized the credit line for the issuance of a $384,000 Letter of Credit. As of October 31, 2008, approximately $17.6 million is available under the line of credit.

Note 6 - Interest rate swap contract:

During November 2002, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on its variable rate mortgage secured by its Patchogue, NY property. The derivative financial instrument had a notional amount of approximately $5.9 million and a maturity date of March 2008. The swap contract effectively converted the variable rate to a fixed rate of 5.95%. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, FREIT marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. FREIT’s variable rate mortgage loan of approximately $5.9 million with a maturity date of January 2, 2008, was extended to February 29, 2008. However, the interest rate swap contract was terminated on January 2, 2008. As of October 31, 2007 and 2006, FREIT recorded the fair value of the swap, an asset of $14,000 and $87,000, respectively. Comprehensive income included losses related to the swap of $73,000 and $9,000 in 2007 and 2006, respectively, which had been designated as a cash flow hedge. The variable interest rate mortgage was refinanced on February 29, 2008 with a $6 million mortgage loan bearing a fixed interest rate of 6.125%, with a ten (10) year term. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan).

Note 7 - Commitments and contingencies:

Leases:
     Commercial tenants:
FREIT leases commercial space having a net book value of approximately $135.9 million at October 31, 2008 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2008 is as follows:

Year Ending October 31,	Amount
2009	$15,711
2010	14,442
2011	13,568
2012	10,775
2013	9,284
Thereafter	48,264
Total	$112,044

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2008 were not material.

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

Construction activities:
A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Building plans for Phase I have been approved and construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs.  This loan will be drawn upon as needed. As of October 31, 2008, Damascus drew down $5.1 million of this loan to cover construction costs. Because of this expansion, leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,708,000, $1,656,000 and $1,577,000 in 2008, 2007 and 2006, respectively, inclusive of $13,000 and $21,000 in 2007 and 2006, respectively, included in discontinued operations in the accompanying consolidated statements of income. Total Hekemian management fees that were unpaid at October 31, 2008 and 2007 were $146,000 and $155,000, respectively. The agreement expires on October 31, 2009, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

Grande Rotunda, LLC (“Grande”) owns and operates The Rotunda, which is a mixed-use office and retail facility located in Baltimore, Maryland. FREIT owns a 60% equity interest in Grande, and Rotunda 100, LLC owns a 40% equity interest.

Damascus Centre, LLC (“Damascus”), owns and operates the Damascus Shopping Center in Damascus, Maryland. During fiscal 2005, FREIT’s Board of Trustees authorized an investor group, Damascus 100, LLC, to acquire a 30% equity interest in Damascus Centre, LLC. The sale price, based on the fair market value of the shopping center, reduced FREIT’s equity interest to 70%. The sale was completed on October 31, 2006, at a sales price of $3,224,000, of which FREIT financed approximately $1,451,000. The sale price was equivalent to the book value of the interest sold.

The equity owners of Rotunda 100, LLC, and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees are required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances are in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR rate, as adjusted each November 1, February 1, May 1 and August 1. Interest only payments are required to be made quarterly. No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus and Grande. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes mature at the earlier of (a) ten (10) years after issue (Grande – 6/19/2015, Damascus – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. Outstanding balances at October 31, 2008 and 2007 were $3,326,000. On May 8, 2008, FREIT’s Board of Trustees approved amendments to the existing loan agreements with the Hekemian & Co. employees, relative to their interests in Rotunda 100, LLC, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees approved development fee arrangements for The Rotunda and Damascus Center redevelopment projects, as well as the South Brunswick development project. In connection with the development activities at The Rotunda, agreements for the payments for development services to be provided by Hekemian Development Resources LLC (“Resources”) have been approved. With regards to the redevelopment activities at the Damascus Shopping Center, definitive contract agreements for the development services to be provided by Resources have been approved and executed. The development fee arrangement for The Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Shopping Center will be an amount equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). As of October 31, 2008, FREIT incurred and paid to Resources fees of $1,000,000 and $750,000 for development activities at The Rotunda and Damascus Shopping Center, respectively. These fees have been capitalized and are included in Construction in Progress on FREIT’s Consolidated Balance Sheet as of October 31, 2008. Resources, Rotunda 100, LLC, and Damascus 100, LLC are principally owned by employees of Hekemian, including certain members of the immediately family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. In connection with the development activities at South Brunswick, the fees with respect to this project are 7% of development costs of up to $21,000,000 (as may be modified). A definitive contract regarding the specific services to be provided at the South Brunswick project has not yet been finalized and approved. Development and acquisition fees and commissions charged to FREIT by Hekemian in connection with the sale of the Lakewood Apartments during fiscal 2007; the development and construction of The Boulders, Rockaway, NJ, during fiscal 2006; and various mortgage refinancings and lease acquisitions, amounted to approximately $325,000, $1,016,000 and $721,000 in 2008, 2007 and 2006, respectively.

 Note 9- Dividends and earnings per share:
FREIT declared dividends of $8,263,000 ($1.20 per share), $8,787,000 ($1.30 per share) and $8,313,000 ($1.25 per share) to shareholders of record during 2008, 2007 and 2006, respectively.

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

In computing diluted earnings per share for each of the three years in the period ended October 31, 2008, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

	2008	2007	2006
Basic weighted average shares outstanding	6,835,269	6,753,282	6,573,752
Shares arising from assumed exercise of stock options	-	163,189	242,722
Dilutive weighted average shares outstanding	6,835,269	6,916,471	6,816,474

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

The following table summarizes stock option activities:

	Years Ended October 31,
	2008		2007		2006
	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price
Balance beginning of period	232,500	$7.50	242,500	$7.50	512,000	$7.50
Grants during period	-		-		-
Options exercised	(232,500)	$7.50	(10,000)	$7.50	(269,500)	$7.50
Options cancelled	-		-		-
Balance at end of period	0	$7.50	232,500	$7.50	242,500	$7.50

The impact on FREIT's consolidated shareholders' equity for the options that were exercised during fiscal 2008, 2007 and 2006 was to increase the number of shares outstanding by the amount of options exercised and values of beneficial interest outstanding by $1,744,000, $75,000 and $2,021,000, respectively, for those fiscal years. There were no options outstanding at October 31, 2008, since all options expired in September 2008 and were exercised prior to that date.

The total intrinsic value of options exercised during Fiscal 2008, 2007 and 2006 was $3,650,000, $173,000 and $4,868,000, respectively and the aggregate intrinsic value of options outstanding at October 31, 2008, 2007 and 2006 was $0, $3,511,000 and $3,900,000, respectively.

Note 11- Share repurchase program:

On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT shares commencing three (3) days after the announcement of its operating results for the quarter ended April 30, 2008. Share repurchases under this program may be made from time to time in the open market or through privately negotiated transactions, depending on trading prices of FREIT shares and other market conditions. This share repurchase program may be limited or terminated at any time and without prior notice. As of October 31, 2008, FREIT repurchased 46,720 shares of common stock at a cost of $1,075,000, which is reflected in the Shareholders’ Equity section of FREIT’s consolidated balance sheet.

Note 12- Deferred fee plan:

During fiscal 2001, the Board of Trustees adopted a deferred fee plan (the "Plan") for its officers and trustees. Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. FREIT has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2008 and 2007, approximately $2,381,000 and $1,924,000, respectively, of fees have been deferred together with accrued interest of approximately $765,000 and $520,000, respectively. The deferred amounts for fiscal 2008 and 2007 are included in accrued expenses in the accompanying consolidated balance sheets.

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

The commercial and residential segments contained the following number of properties during the three fiscal years ended October 31, 2008:

	October 31,
	2008	2007		2006
Commercial segment	10	10	(a)	9

Residential segment	9	9	(b)	10	(c)

(a) Rochelle Park land acquired September 2007.
(b) Lakewood Apartments sold in June 2007.
(c) Rockaway property, under construction since Fiscal 2005, started coming on line for rental during June 2006.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2008. Asset information is not reported since FREIT does not use this measure to assess performance.

	2008	2007	2006
Real estate rental revenue:	(In Thousands of Dollars)
Commercial	$22,816	$21,513	$21,094
Residential	19,191	18,626	15,967
Totals	42,007	40,139	37,061
Real estate operating expenses:
Commercial	8,817	8,621	8,464
Residential	8,179	8,052	7,194
Totals	16,996	16,673	15,658
Net operating income:
Commercial	13,999	12,892	12,630
Residential	11,012	10,574	8,773
Totals	$25,011	$23,466	21,403
Recurring capital improvements- residential	$424	$460	$368
Reconciliation to consolidated net income:
Segment NOI	$25,011	$23,466	$21,403
Deferred rents - straight lining	237	298	342
Amortization of acquired leases	96	301	490
Net investment income	554	634	232
Minority interest in earnings of subsidiaries	(1,138)	(776)	(407)
General and administrative expenses	(1,542)	(1,543)	(1,212)
Depreciation	(5,622)	(5,311)	(4,726)
Financing costs	(11,557)	(11,897)	(11,127)
Income from continuing operations	6,039	5,172	4,995
Discontinued operations	-	3,771	163
Net income	$6,039	$8,943	$5,158

Note 14- Discontinued operations:

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, New Jersey and recognized a gain of approximately $3.7 million from the sale. In compliance with current accounting guidance (SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”), the gain on the sale, as well as earnings of the Lakewood operation, are classified as discontinued operations in the accompanying income statements, and prior periods’ income statements have been reclassified. Revenue attributable to discontinued operations was $268,000 and $412,000 for Fiscal 2007and 2006, respectively.

Note 15- Quarterly data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2008 and 2007 (in thousands, except per share amounts):

	Quarter Ended
2008:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$10,616	$10,403	$10,852	$11,023
Expenses	9,213	9,166	8,933	9,543
Income from continuing operations	1,403	1,237	1,919	1,480
Income from discontinued operations	-	-	-	-
Net income	$1,403	$1,237	$1,919	$1,480
Basic earnings per share:
Continuing	$0.21	$0.18	$0.28	$0.21
Discontinued	-	-	-	-
Net income	$0.21	$0.18	$0.28	$0.21
Diluted earnings per share:
Continuing	$0.20	$0.18	$0.28	$0.21
Discontinued	-	-	-	-
Net income	$0.20	$0.18	$0.28	$0.21
Dividends declared per share	$0.30	$0.30	$0.30	$0.30

	Quarter Ended
2007:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$10,193	$10,087	$10,598	$10,494
Expenses	9,389	8,990	9,050	8,771
Income from continuing operations	804	1,097	1,548	1,723
Income from discontinued operations	42	34	3,695	-
Net income	$846	$1,131	$5,243	$1,723
Basic earnings per share:
Continuing	$0.12	$0.16	$0.23	$0.26
Discontinued	0.01	0.01	0.55	-
Net income	$0.13	$0.17	$0.78	$0.26
Diluted earnings per share:
Continuing	$0.11	$0.16	$0.22	$0.25
Discontinued	0.01	-	0.54	-
Net income	$0.12	$0.16	$0.76	$0.25
Dividends declared per share	$0.30	$0.30	$0.30	$0.40

Note: Due to rounding, total of quarterly per share amounts may not agree to amounts reported for the full fiscal year.

  * * *

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
October 31, 2008
(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E				Column F	Column G	Column H	Column I

		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
														Life on
			Buildings						Buildings					Which Depre-
			and						and		Accumulated	Date of		ciation
Description	Encum- brances	Land	Improve- ments	Land	Improve- ments	Carrying Costs	Land		Improve- ments	Total (1)	Depre- ciation	Construc- tion	Date Acquired	is Computed

Residential Properties:
Grandview Apts., Hasbrouck
Heights, NJ		$22	$180	$-	$317		$22		$497	$519	$394	1925	1964	7-40 years
Hammel Gardens, Maywood, NJ	$4,594	312	728	-	928		312		1,656	1,968	1,264	1949	1972	7-40 years
Palisades Manor, Palisades
Park, NJ		12	81	-	108		12		189	201	165	1935/70	1962	7-40 years
Steuben Arms, River Edge, NJ	6,372	364	1,773	-	1,284		364		3,057	3,421	2,099	1966	1975	7-40 years
Heights Manor, Spring Lake
Heights, NJ	3,159	109	974	-	790		109		1,764	1,873	1,377	1967	1971	7-40 years
Berdan Court, Wayne, NJ	12,576	250	2,206	-	3,038		250		5,244	5,494	4,108	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	16,210	3,849	11,546	-	1,865		3,849		13,411	17,260	5,194	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	34,125	8,390	37,486	19	2,885		8,409		40,371	48,780	4,895	1970	2004	7-40 years

Boulders - Rockaway, NJ	20,190	5,019		-	16,189		5,019		16,189	21,208	1,179	2005-2006	1963/1964	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	5,081	2,950	6,987	1,188	7,586		4,138		14,573	18,711	1,045	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ		29		3,382	7,582		3,411		7,582	10,993	2,326	1963/75/97	1966	10-50 years
Glen Rock, NJ		12	36	-	204		12		240	252	131	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,953	2,128	8,818	-	(20)		2,128		8,798	10,926	2,431	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	37	2,146		9,172	*	21,305	30,477	10,483	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	9,021	6,889	6,416	-	2,288		6,889		8,704	15,593	5,362	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	30,571	9,280	24,217	-	1,298		9,280		25,515	34,795	4,140	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	22,500	16,263	14,634	232	7,458		16,495		22,092	38,587	1,398	1920	2005	40 Years

Land Leased:
Rockaway, NJ		114		55	-		169	*		169	-		1963/1964
Rochelle Park, NJ		1,640	905	-	-		1,640		905	2,545	36		2007
Vacant Land:
Franklin Lakes, NJ		224		(156)	-		68			68	-		1966/93
Wayne, NJ		286			-		286			286	-		2004
South Brunswick, NJ		80		834	-		914	*		914	-		1964

	$192,352	$67,357	$136,146	$5,591	$55,946	$ -	$72,948		$192,092	$265,040	$48,027

* Included in land balances are improvements classified under construction in progress.

(1) Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C and The Rotunda, whose cost for Federal income tax purposes is approximately $36.1 million. $34.7 million and $31.3 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2008	2007		2006

Real estate:
Balance, Beginning of year	$254,528	$245,151		$226,281

Additions:
Buildings and improvements	9,810	10,072		17,424

Adjustments/Deletions - buildings & improvements	702	(695	) (a)	1,446

Balance, end of year	$265,040	$254,528		$245,151

Accumulated depreciation:
Balance, beginning of year	$42,465	$37,843		$33,095

Additions - Charged to operating expenses	5,622	5,311		4,739

Adjustments/Deletions	(60)	(689	) (b)	9

Balance, end of year	$48,027	$42,465		$37,843

(a) Relates to the sale of the Lakewood property assets in June 2007
(b) Includes $594 of accumulated depreciation related to the sale of the Lakewood property in June 2007.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3	Amended and Restated Declaration of Trust of FREIT, as further amended on January 21, 2004, May 15, 2007, and March 4, 2008. (a)

4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (b)

10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (c)

10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (d)

10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (e)

10.4	Damascus Center Agency Agreement. (f)

10.5	Wayne PSC, L.L.C. Operating Agreement dated March 25, 2002 between FREIT and H-TPKE, LLC (g)

10.6
Line of Credit Note in the principal amount of $14 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (h)

21	Subsidiaries of FREIT

22	Consent of Eisner LLP

23	Power of Attorney (filed with signature pages).

31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) - Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer.

The following filings with the Securities and Exchange Commission are incorporated by reference:
Footnote
(a)	Exhibit 3.1 to FREIT’s 8-K fled on March 10, 2008.
(b)	Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998.
(c)	Exhibit A to FREIT’s Form 8-K filed on April 29, 2002.
(d)	Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008.
(e)	Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008.
(f)	Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008.
(g)	Exhibit B to FREIT’s Form 8-K filed on April 29, 2002.
(h)	Exhibit 10 to FREIT’s Form 10-Q filed on September 13, 2002.