Form 10-Q
period 2009-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2009-03-11
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2009
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
Yes ☐ No ☒

As of March 12, 2009, the number of shares of beneficial interest outstanding was 6,942,232

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	January 31,	October 31,
	2009	2008
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$208,673	$208,955
Construction in progress	8,518	8,058
Cash and cash equivalents	8,028	8,192
Tenants' security accounts	2,315	2,377
Sundry receivables	4,555	4,371
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,619	2,952
Acquired over market leases and in-place lease costs	815	865
Deferred charges, net	2,661	2,660
Totals	$241,510	$241,756

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$192,340	$192,352
Accounts payable and accrued expenses	4,209	4,014
Dividends payable	2,084	2,084
Tenants' security deposits	3,004	3,061
Acquired below market value leases and deferred revenue	3,433	3,485
Total liabilities	205,070	204,996

Minority interest	13,442	13,199

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,993,152 and 6,993,152 shares issued and outstanding	24,969	24,969
Treasury stock, at cost: 46,720 shares	(1,075)	(1,075)
Deficit	(896)	(333)
Total shareholders' equity	22,998	23,561
Totals	$241,510	$241,756

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED EARNINGS (DEFICIT)
THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(Unaudited)

	Three Months Ended
	January 31,
	2009	2008
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$9,192	$8,980
Reimbursements	1,405	1,385
Sundry income	152	92
Totals	10,749	10,457

Expenses:
Operating expenses	2,700	2,925
Management fees	463	456
Real estate taxes	1,592	1,446
Depreciation	1,474	1,338
Totals	6,229	6,165

Operating income	4,520	4,292

Investment income	79	159
Interest expense including amortization
of deferred financing costs	(2,715)	(2,933)
Minority interest	(363)	(115)
Net Income	$1,521	$1,403

Earnings per share:
Basic	$0.22	$0.21
Diluted	$0.22	$0.20

Weighted average shares outstanding:
Basic	6,946	6,763
Diluted	6,946	6,906

UNDISTRIBUTED EARNINGS (DEFICIT)
Balance, beginning of period	$(333)	$1,891
Net income	1,521	1,403
Less dividends declared	(2,084)	(2,034)
Balance, end of period	$(896)	$1,260
Dividends declared per share	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(Unaudited)

	Three Months Ended
	January 31,
	2009	2008
	(In Thousands of Dollars)
Operating activities:
Net income	$1,521	$1,403
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,474	1,338
Amortization	118	176
Net amortization of acquired leases	9	(24)
Deferred revenue	(29)	(59)
Minority interest	363	115
Changes in operating assets and liabilities:
Tenants' security accounts	62	2
Sundry receivables, prepaid expenses and other assets	30	515
Accounts payable, accrued expenses and other liabilities	(35)	819
Tenants' security deposits	(57)	(64)
Net cash provided by operating activities	3,456	4,221
Investing activities:
Capital improvements - existing properties	(815)	(331)
Construction and pre development costs	(547)	(3,315)

Net cash used in investing activities	(1,362)	(3,646)
Financing activities:
Repayment of mortgages	(576)	(575)
Proceeds from mortgages and construction loans	516	-
Deferred financing costs	6	(40)
Proceeds from exercise of stock options	-	139
Dividends paid	(2,084)	(2,704)
Distribution to minority interest	(120)	(327)
Net cash used in financing activities	(2,258)	(3,507)
Net decrease in cash and cash equivalents	(164)	(2,932)
Cash and cash equivalents, beginning of period	8,192	12,740
Cash and cash equivalents, end of period	$8,028	$9,808

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $55 and $86 in fiscal 2009 and 2008, respectively.	$2,591	$2,890
Income taxes paid	$-	$-
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$278	$131
Dividends declared but not paid	$2,084	$2,034

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

The consolidated results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2008 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In computing diluted earnings per share for the three month period ended January 31, 2009 and 2008, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Three Months Ended
	January 31,
	2009	2008
Basic weighted average shares outstanding	6,946,432	6,762,663
Shares arising from assumed exercise of stock options	-	142,982
Dilutive weighted average shares outstanding	6,946,432	6,905,645

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income for the three month period ended January 31, 2009 and the prior year’s comparable period.

Note 3 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains nine (9) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2008.

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the three months ended January 31, 2009 and 2008. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2009	2008
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$5,816	$5,624
Residential	4,891	4,762
Totals	10,707	10,386
Real estate operating expenses:
Commercial	2,307	2,291
Residential	2,034	2,146
Totals	4,341	4,437
Net operating income:
Commercial	3,509	3,333
Residential	2,857	2,616
Totals	$6,366	$5,949
Recurring capital improvements-residential	$129	$146

Reconciliation to consolidated net income:
Segment NOI	$6,366	$5,949
Deferred rents - straight lining	51	47
Amortization of acquired leases	(9)	24
Net investment income	79	159
Minority interest in earnings of subsidiaries	(363)	(115)
General and administrative expenses	(414)	(390)
Depreciation	(1,474)	(1,338)
Financing costs	(2,715)	(2,933)
Net income	$1,521	$1,403

Note 4 - Share repurchase program:

On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT shares. Share repurchases under this program may be made from time to time in the open market or through privately negotiated transactions, depending on trading prices of FREIT shares and other market conditions. This share repurchase program may be limited or terminated at any time and without prior notice. As of January 31, 2009, FREIT repurchased 46,720 shares of common stock at a cost of $1,075,000, which is reflected in the Shareholders’ Equity section of FREIT’s condensed consolidated balance sheets.

Hill, Thompson, Magid & Co., Inc., FREIT’s repurchasing agent under its share repurchase plan adopted pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, advised FREIT on March 3, 2009 that effective March 4, 2009, it would cease transacting business and would no longer be a participating market maker in any over-the-counter bulletin board securities.  Therefore, no repurchases of shares will be made under FREIT’s share repurchase plan until a new repurchasing agent is engaged.  FREIT is in the process of identifying a new repurchasing agent to act under its share repurchase plan.  As of the date of this report, a new repurchasing agent has not been engaged.

Subsequent event: In February 2009, FREIT repurchased an additional 4,200 shares of common stock at a cost of $14 per share.

Index

Note 5 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $427,000 and $420,000 for the three months ended January 31, 2009 and 2008, respectively, and have been included in the accompanying condensed consolidated statements of income. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $147,000 and $84,000 for the three months ended January 31, 2009 and 2008, respectively. The management agreement expires on October 31, 2009, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. No such fees were paid to Hekemian for the three months ended January 31, 2009 and 2008.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; and risks of real estate development and acquisitions. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

The global economic and financial crisis: The current extraordinary and unprecedented bank liquidity and credit market crisis has exacerbated an already weakened economic climate resulting in a deep U.S. and worldwide recession.  Continued concern about energy costs, inflation, cost and availability of credit, and increasing unemployment have resulted in an unprecedented lack of confidence by consumers and businesses.  It is expected that this poor economic climate will continue, through 2009, and possibly longer.

This economic and financial crisis has affected, and will continue to affect FREIT in a number of ways:

Residential Properties: While the occupancy at our residential properties remains high, we are beginning to experience resistance to rent increases, granting concessions, a higher number of move-outs and higher than usual incidences of late or defaulted monthly rental payments.  We expect this trend to continue through 2009 and result in residential revenues that will be flat or slightly lower than during fiscal 2008.

Commercial Properties: Because of reduced consumer spending resulting in lower profitability, some commercial tenants, large and small, are requesting rent reductions, or lower renewal option rents.  To date we have experienced little fall-out. However, we expect to see a fall out of some smaller tenants, and if the recession is prolonged, some larger tenants. We expect re-leasing vacated space to take longer and, generally, at lower rents that reflect current economic conditions. Again, we expect revenues at our commercial properties to be flat or slightly lower during fiscal 2009 than during fiscal 2008.

Index

Development Projects and Capital Expenditures:  We plan to significantly reduce capital expenditures during fiscal 2009 compared to prior years, by concentrating only on those capital expenditures that are absolutely necessary. We continue to pursue the completion of the development and construction activities started at our Damascus Shopping Center in Damascus, MD. Because of reduced demand from residential rental tenants and buyers, curtailed business expansion, and the current state of the credit markets, no date has been determined for the commencement of construction at our Rotunda and South Brunswick projects.

Debt Financing Availability: The dislocations in the credit markets have caused significant price volatility and liquidity disruptions. High pricing spreads and very conservative debt service ratio requirements have made certain financing unattractive and, in certain instances, unavailable. Additionally, construction financing for large, mixed use projects is virtually unavailable, or too costly. As a result of this difficult financing environment and reduced end user demand (see above), FREIT has not determined a date for the commencement of construction at its Rotunda Project.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda property is scheduled to come due on July 19, 2009. FREIT is exploring the extension of the loan’s maturity date or replacement of the loan.

Operating Cash Flow and Dividend Distributions: FREIT’s cash position remains strong. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, necessary capital improvements and dividends necessary to retain qualification as a REIT. Additionally, FREIT has embarked on a program to reduce operating expenses across the board to increase cash flow. It is FREIT’s intention to maintain its quarterly dividend at $.30 per share until the economic climate indicates a change is appropriate, but not less than the level required to maintain its REIT status for Federal income tax purposes.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2008, have been applied consistently as at January 31, 2009 and October 31, 2008, and for the three months ended January 31, 2009 and 2008. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real Estate revenue for the three months ended January 31, 2009 (“Current Quarter”) increased 2.8% to $10,749,000 compared to $10,457,000 for the three months ended January 31, 2008 (“Prior Year’s Quarter”).  The increase in real estate revenues for the Current Quarter was primarily attributable to higher base rental income at FREIT’s residential and commercial operations, along with higher occupancy levels at many of our commercial properties (exclusive of the Damascus operation). However, this increase was slightly offset by a decrease in occupancy levels at our residential operations.

Net income for the Current Quarter was $1,521,000 ($0.22 per share diluted) compared to $1,403,000 ($0.20 per share diluted) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted net income for the three months ended January 31, 2009 and 2008:

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year.

NET INCOME COMPONENTS
	Three Months Ended
	January 31,
	2009	2008	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$3,551	$3,404	$147

Residential properties	2,857	2,616	241
Total income from real estate operations	6,408	6,020	388

Financing costs:
Fixed rate mortgages	(2,582)	(2,561)	(21)
Floating rate - Rotunda	(133)	(372)	239
Total financing costs	(2,715)	(2,933)	218

Investment income	79	159	(80)

General & administrative expenses:
Accounting fees	(100)	(179)	79
Legal & professional fees	(50)	-	(50)
Trustee fees	(124)	(113)	(11)
Corporate expenses	(140)	(98)	(42)
Total general & administrative expenses	(414)	(390)	(24)

Minority interest in earnings of subsidiaries	(363)	(115)	(248)

Depreciation:
Same properties (1)	(1,361)	(1,292)	(69)
Damascus center-phase I becoming operational in June 2008	(113)	(46)	(67)
Total depreciation	(1,474)	(1,338)	(136)

Net Income	$1,521	$1,403	$118

(1) Properties operated since the beginning of fiscal 2008.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Quarter, as compared to the Prior Year’s Quarter:

Three Months Ended January 31:
	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2009	2008	$	%	2009	2008	$	%	2009	2008
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,360	$4,194	$166	4.0%	$4,790	$4,715	$75	1.6%	$9,150	$8,909
Reimbursements	1,405	1,385	20	1.4%					1,405	1,385
Other	51	45	6	13.3%	101	47	54	114.9%	152	92
Total revenue	5,816	5,624	192	3.4%	4,891	4,762	129	2.7%	10,707	10,386

Operating expenses	2,307	2,291	16	0.7%	2,034	2,146	(112)	-5.2%	4,341	4,437
Net operating income	$3,509	$3,333	$176	5.3%	$2,857	$2,616	$241	9.2%	6,366	5,949
Average
Occupancy %	89.2%	89.5%		-0.3%	93.8%	95.7%		-1.9%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					51	47
				Amortization of acquired leases					(9)	24
				Net investment income					79	159
				General and administrative expenses					(414)	(390)
				Depreciation					(1,474)	(1,338)
				Financing costs					(2,715)	(2,933)
				Minority interest					(363)	(115)
					Net income				$1,521	$1,403

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

COMMERCIAL SEGMENT
The commercial segment contains ten (10) separate properties during Fiscal 2009 and Fiscal 2008. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income. The Rockaway land is leased to a tenant who has built and operates a bank branch on the land. In Rochelle Park, NJ, FREIT leases the land to a tenant who plans to build and operate a bank branch on the land.

As indicated in the table above under the caption Segment Information, revenue and NOI from FREIT’s commercial segment for the Current Quarter increased by 3.4% and 5.3% over the comparable prior year’s period. The primary reasons for the increase in both revenue and NOI for the Current Quarter was higher base rental income and higher occupancy levels at many of our commercial properties (exclusive of the Damascus operation).  The ongoing renovation at our Damascus Shopping Center property located in Damascus, MD (the “Damascus Center”),  caused a temporary decline in occupancy levels. The average occupancy rate for the Damascus Center decreased to 41.4% for the Current Quarter, as compared to 52.3% for the Prior Year’s Quarter. (See discussion below). Average occupancy rates for FREIT’s commercial segment for the Current Quarter was at 95.2%, exclusive of the Damascus Center, compared to 94.1% for the prior year’s period.

The current economic crisis has reduced overall consumer spending, resulting in lower profitability for certain of our commercial tenants. As a result, some commercial tenants, both large and small, are requesting rent reductions, or lower renewal option rents.  To date we have experienced little fall-out. However, we expect to see a fall out of some smaller tenants, and if the recession is prolonged, some larger tenants. We expect re-leasing vacated space to take longer and, generally, to be at lower rents that reflect current economic conditions. We expect revenues at our commercial properties to be flat or slightly lower during fiscal 2009 than during fiscal 2008.

Index

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008 and is expected to be completed this summer. Construction costs for Phase II are expected to approximate $7.3 million (a substantial portion of these costs are under contract). Total construction costs will be funded from a $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre, LLC.   This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Shopping Center. As of January 31, 2009, $5.6 million of this loan was drawn down to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate  $200 million. City Planning Board approval has been received. As of January 31, 2009, we have expended approximately $5.2 million for planning and feasibility studies. Due to the current economic and credit crisis, the start date for the construction has not yet been determined.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, revenue and NOI from FREIT’s residential segment for the Current Quarter increased by 2.7% and 9.2% over the comparable prior year’s period. The primary reasons for the increase for the Current Quarter were higher base rental income, along with lower operating expenses at many of our residential properties. This increase was realized in spite of a decrease in occupancy levels at our residential properties. The Pierre Towers and Westwood Hills properties were the primary contributors to the favorable increase in revenue and NOI for the Current Quarter.

As indicated above, a decline in residential occupancy levels tempered the favorable increase for the Current Quarter. Average occupancy rates for the Current Quarter were at 93.8% compared to 95.7% for the prior year’s period. Although, the occupancy at our residential properties remains high, the current economic crisis is causing high unemployment in our areas of operation, and as a result we are experiencing resistance to rent increases, granting concessions, a higher number of move-outs and higher than usual incidences of late or defaulted monthly rental payments.  We expect this trend to continue through 2009 and result in residential revenues that will be flat or slightly lower than during Fiscal 2008.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,562 and $1,523, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $202,000 and $188,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We are in the process of modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $3 - $4 million, and apartments are being renovated as they become temporarily vacant, over the next year. These costs will be financed from operating cash flow and cash reserves. Through January 31, 2009, we expended approximately $3.4 million in capital improvements at The Pierre, including approximately $546,000 during the Current Quarter.

Index

INVESTMENT INCOME

Investment income decreased 50% to $79,000 during the Current Quarter from $159,000 for the prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Centre, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The decrease in investment income for the Current Quarter was primarily attributable to lower interest income on the Company’s investments in cash and cash equivalents, due in part to lower interest rates. Slightly offsetting the decrease in investment income was increased interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center.

To protect our cash deposits due to the current banking crisis, we have repositioned our bank deposits to fall within the insured limits of the FDIC and the U.S. Treasury Guarantee Program. This necessitated transferring significant balances from interest bearing deposit accounts to non-interest bearing deposit accounts, which will result in reduced earnings from interest income for the foreseeable future.

FINANCING COSTS

	Three Months Ended
	January 31,
	2009	2008
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$2,247	$2,369
New	91	-
2nd Mortgages
Existing	126	130
Variable rate mortgages:
Acquisition loan-Rotunda	175	392
Construction loan-Damascus	48	-
Other	72	55
	2,759	2,946
Amortization of Mortgage Costs	59	73
Total Financing Costs	2,818	3,019
Less amount capitalized	(103)	(86)
Financing costs expensed	$2,715	$2,933

Financing costs before capitalized amounts for the Current Quarter decreased 6.7% compared to the Prior Year’s Quarter.

Our acquisition loan for The Rotunda property of $22.5 million bears a floating interest rate. Significantly lower interest rates over the course of the Current Quarter decreased the level of interest expense (inclusive of capitalized interest) for The Rotunda to $175,000 for the Current Quarter, as compared to $392,000 for the Prior Year’s Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Quarter, G&A was $414,000, as compared to $390,000 for the Prior Year’s Quarter. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $274,000 for the Current Quarter and $292,000 for the Prior Year’s Quarter, respectively.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $1,474,000, an increase of $136,000 over the prior year’s comparable period. The increase was primarily attributable to current renovation and construction projects becoming operational at the Damascus Shopping Center, The Rotunda, and the Westridge Square Shopping Center, respectively.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $3.5 million for the Current Quarter compared to $4.2 million for the Prior Year’s Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2009, we had cash and marketable securities totaling $8.0 million compared to $8.2 million at October 31, 2008.

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

In connection with its construction activities in Rockaway, NJ, FREIT utilized the credit line for the issuance of a $384,000 Letter of Credit, which expires in fiscal 2009. As of January 31, 2009, approximately $17.6 million is available under the line of credit.

We have begun the rebuilding of the Damascus Shopping Center, in Damascus, MD. The total capital required for this project is estimated at $21.9 million. Total construction costs will be funded by a $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre, LLC.  This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Shopping Center. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs.  If the borrower defaults, Damascus 100, LLC (which owns a 30% equity interest in Damascus Centre, LLC) has indemnified FREIT for up to 30% of any losses under its guaranty. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of January 31, 2009, Damascus drew down $5.6 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value.

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda will be, for the most part, from mortgage financing. Planning and feasibility studies for this project have been substantially completed. As of January 31, 2009, approximately $5.2 million was expended during this phase, which adds to the value of our property. However, due to the current economic crisis and liquidity and credit crunch, no date for the commencement of construction has been determined.

At January 31, 2009, FREIT’s aggregate outstanding mortgage debt was $192.3 million and bears a weighted average interest rate of 5.24%, and an average life of approximately 5.4 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2009	2010	2012	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$22.5	$12.2	$5.6	$8.0	$25.9	$24.5	$22.0	$5.0	$28.1	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2009 and October 31, 2008:

	January 31,	October 31,
($ in Millions)	2009	2008
Fair Value	$207.4	$196.2

Carrying Value	$192.3	$192.4

Fair values are estimated based on market interest rates at January 31, 2009 and October 31, 2008 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

Index

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2009 a 1% interest rate increase would reduce the fair value of our debt by $10 million, and a 1% decrease would increase the fair value by $11 million.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $28.1 million in floating rate loans outstanding, of which $22.5 million relates to the acquisition loan for The Rotunda and $5.6 million relates to the construction loans for the Damascus redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $281,000.

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

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")
	Three Months Ended
	January 31,
	2009	2008
	($ in thousands)

Net income	$1,521	$1,403
Depreciation	1,474	1,338
Amortization of deferred mortgage costs	59	73
Deferred rents (Straight lining)	(51)	(47)
Amortization of acquired leases	9	(24)
Capital Improvements - Apartments	(129)	(146)
Minority interests:
Equity in earnings of affiliates	363	115
Distributions to minority interests	(120)	(327)

FFO	$3,126	$2,385

Per Share - Basic	$0.45	$0.35
Per Share - Diluted	$0.45	$0.35

Weighted Average Shares Outstanding:
Basic	6,946	6,763
Diluted	6,946	6,906

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

INFLATION
Inflation can impact the financial performance of FREIT in various ways. Our commercial tenant leases normally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT. Apartment leases are normally for a one-year term, which may allow us to seek increased rents as leases renew or when new tenants are obtained, subject to prevailing market conditions.

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first three months of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II:  Other Information

Item 1A:  Risk Factors

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008, that was filed with the Securities and Exchange Commission on January 14, 2009.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding FREIT’s share repurchase program for the three months ended January 31, 2009 is as follows:

Issuer Purchases of Equity Securities (1)(2)(3)(4)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1, 2008 through November 30, 2008	-	-	-	$925,255

December 1, 2008 through December 31, 2008	-	-	-	$925,255

January 1, 2009 through January 31, 2009	-	-	-	$925,255

Total	-	-	-	$925,255
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

(3)
Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any repurchases to be effected through FREIT’s repurchasing agent, Hill, Thompson, Magid & Co., Inc., pursuant to the terms and conditions set forth in the share repurchase plan, which has been established in accordance with applicable regulations. On March 3, 2009, Hill, Thompson, Magid & Co., Inc., advised FREIT that effective March 4, 2009, it would cease transacting business and would no longer be a participating market maker in any over-the-counter bulletin board securities.  Therefore, no repurchases of shares will be made under FREIT’s share repurchase plan until a new repurchasing agent is engaged.  FREIT is in the process of identifying a new repurchasing agent to act under its share repurchase plan.  As of the date of this report, a new repurchasing agent has not been engaged.

(4)	As of January 31, 2009, FREIT repurchased 46,720 shares at a cost of $1,075,000, which is reflected in the Shareholders’ Equity section of FREIT’s balance sheet.

Subsequent event:
•	In February 2009, FREIT repurchased an additional 4,200 shares of common stock at a cost of $14 per share.

Index

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 12, 2009
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)