Form 10-Q
period 2009-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2009-06-09
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes Non-Accelerated Filer ☐ No ☒

As of June 9, 2009, the number of shares of beneficial interest outstanding was 6,942,159.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Back to Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	April 30,	October 31,
	2009	2008
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$207,575	$208,955
Construction in progress	11,567	8,058
Cash and cash equivalents	7,461	8,192
Tenants' security accounts	2,266	2,377
Sundry receivables	4,349	4,371
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,523	2,952
Acquired over market leases and in-place lease costs	766	865
Deferred charges, net	2,608	2,660
Totals	$242,441	$241,756

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$192,893	$192,352
Accounts payable and accrued expenses	6,033	4,014
Dividends payable	2,083	2,084
Tenants' security deposits	2,994	3,061
Acquired below market value leases and deferred revenue	3,202	3,485
Total liabilities	207,205	204,996

Minority interest	13,294	13,199

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,993,152 and 6,993,152 shares issued and outstanding	24,969	24,969
Treasury stock, at cost: 50,920 and 46,720 shares	(1,134)	(1,075)
Dividends in excess of net income	(1,893)	(333)
Total shareholders' equity	21,942	23,561
Totals	$242,441	$241,756

See Notes to Condensed Consolidated Financial Statements.

Back to Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX AND THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Amounts)

Revenue:
Rental income	$18,391	$18,064	$9,200	$9,084
Reimbursements	2,641	2,456	1,236	1,071
Sundry income	287	186	134	94
Totals	21,319	20,706	10,570	10,249

Expenses:
Operating expenses	5,749	5,685	3,049	2,760
Management fees	934	916	471	460
Real estate taxes	3,184	2,891	1,592	1,445
Depreciation	2,937	2,674	1,463	1,336
Totals	12,804	12,166	6,575	6,001

Operating income	8,515	8,540	3,995	4,248

Investment income	130	313	51	154
Interest expense including amortization
of deferred financing costs	(5,381)	(5,818)	(2,666)	(2,885)
Minority interest	(658)	(395)	(295)	(280)

Net income	$2,606	$2,640	$1,085	$1,237

Earnings per share:
Basic	$0.38	$0.39	$0.16	$0.18
Diluted	$0.38	$0.38	$0.16	$0.18

Weighted average shares outstanding:
Basic	6,945	6,781	6,942	6,799
Diluted	6,945	6,894	6,942	6,911

See Notes to Condensed Consolidated Financial Statements.

Back to Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Shareholders' Equity
	(In Thousands of Dollars)

Balance at October 31, 2008	$24,969	$(1,075)	$(333)	$23,561

Treasury shares		(59)		(59)

Net income			2,606	2,606

Dividends declared			(4,166)	(4,166)

Balance at April 30, 2009 (Unaudited)	$24,969	$(1,134)	$(1,893)	$21,942

See Notes to Condensed Consolidated Financial Statements.

Back to Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

	Six Months Ended
	April 30,
	2009	2008
	(In Thousands of Dollars)
Operating activities:
Net income	$2,606	$2,640
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,937	2,674
Amortization	232	381
Net amortization of acquired leases	18	(48)
Deferred revenue	(237)	(520)
Minority interest	658	395
Changes in operating assets and liabilities:
Tenants' security accounts	111	(41)
Sundry receivables, prepaid expenses and other assets	276	931
Accounts payable, accrued expenses and other liabilities	615	1,051
Tenants' security deposits	(67)	9
Net cash provided by operating activities	7,149	7,472
Investing activities:
Capital improvements - existing properties	(1,048)	(2,058)
Construction and pre development costs	(2,519)	(4,605)

Net cash used in investing activities	(3,567)	(6,663)
Financing activities:
Repayment of mortgages	(1,160)	(6,995)
Proceeds from mortgages and construction loans	1,628	10,219
Deferred financing costs	7	(283)
Proceeds from exercise of stock options	-	454
Repurchase of Company stock-Treasury shares	(59)	-
Dividends paid	(4,166)	(4,738)
Distribution to minority interest	(563)	(595)
Net cash used in financing activities	(4,313)	(1,938)
Net decrease in cash and cash equivalents	(731)	(1,129)
Cash and cash equivalents, beginning of period	8,192	12,740
Cash and cash equivalents, end of period	$7,461	$11,611

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $87 and $157 in fiscal 2009 and 2008, respectively.	$5,205	$5,720
Income taxes paid	$-	$10
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$1,477	$774
Dividends declared but not paid	$2,083	$2,046

See Notes to Condensed Consolidated Financial Statements.

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

The consolidated results of operations for the six and three months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2008 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In computing diluted earnings per share for the six and three month periods ended April 30, 2009 and 2008, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	6,944,915	6,780,740	6,942,232	6,799,219

Shares arising from assumed exercise of stock options	-	113,470	-	111,944
Dilutive weighted average shares outstanding	6,944,915	6,894,210	6,942,232	6,911,163

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income for the six and three month periods ended April 30, 2009 and the prior year’s comparable period.

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

 FREIT assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, financing costs and other non-operating activity. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Back to Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the six and three months ended April 30, 2009 and 2008. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	($ in thousands)
Real estate rental revenue:
Commercial	$11,491	$11,039	$5,675	$5,415
Residential	9,742	9,527	4,851	4,765
Totals	21,233	20,566	10,526	10,180
Real estate operating expenses:
Commercial	4,721	4,412	2,414	2,121
Residential	4,266	4,270	2,232	2,124
Totals	8,987	8,682	4,646	4,245
Net operating income:
Commercial	6,770	6,627	3,261	3,294
Residential	5,476	5,257	2,619	2,641
Totals	$12,246	$11,884	$5,880	$5,935
Recurring capital improvements-residential	$106	$258	$27	$118

Reconciliation to consolidated net income:
Segment NOI	$12,246	$11,884	$5,880	$5,935
Deferred rents - straight lining	104	92	53	45
Amortization of acquired leases	(18)	48	(9)	24
Net investment income	130	313	51	154
Minority interest in earnings of subsidiaries	(658)	(395)	(295)	(280)
General and administrative expenses	(880)	(810)	(466)	(420)
Depreciation	(2,937)	(2,674)	(1,463)	(1,336)
Financing costs	(5,381)	(5,818)	(2,666)	(2,885)
Net income	$2,606	$2,640	$1,085	$1,237

Note 4 - Share repurchase program:

On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT shares. The share repurchase plan provided for the repurchase of FREIT shares on or before March 31, 2009. Share repurchases under this program were made from time to time in the open market or through privately negotiated transactions. As of March 31, 2009, FREIT repurchased 50,920 shares of common stock at a cost of $1,133,545.

On March 31, 2009, FREIT announced the adoption of a new share repurchase plan to replace the repurchase plan that expired on March 31, 2009. The Plan will comply with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provides for the repurchase of up to $1,000,000 in value of FREIT’s shares for the period beginning April 14, 2009 through June 30, 2009, subject to certain price limitations and other conditions established under the Plan. Share repurchases may be made, from time to time, through privately negotiated transactions or in the open market. The Plan may be terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives. UBS Financial Services, Inc. was engaged as FREIT’s repurchasing agent, pursuant to the terms and conditions set forth in the share repurchase plan.

As of April 30, 2009, FREIT repurchased a total of 50,920 shares of common stock at a cost of $1,133,545, which is reflected in the Shareholders’ Equity section of FREIT’s condensed consolidated balance sheets.

Subsequent event: On May 19, 2009, FREIT repurchased an additional 73 shares at a cost of $1,217 under the new share repurchase plan with UBS.

Back to Index

Note 5 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $862,000, $435,000 and $848,000, $428,000 for the six and three months ended April 30, 2009 and 2008, respectively, and have been included in the accompanying condensed consolidated financial statements. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $233,000, $86,000 and $255,000, $171,000 for the six and three months ended April 30, 2009 and 2008, respectively. The management agreement expires on October 31, 2009, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees paid to Hekemian for the six months ended April 30, 2009 and 2008 were $0 and $30,000, respectively.

Hekemian is owned by Robert S. Hekemian, Robert S. Hekemian, Jr. and members of their family. Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian.

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

The global economic and financial crisis: The recession and the bank liquidity and credit market crisis continue to plague the U.S. and the regional economies in which we operate. Continued concerns about energy costs, inflation, the cost and availability of credit, and increasing unemployment have resulted in an unprecedented lack of confidence by consumers and businesses. It is expected that this poor economic climate will continue, at least through the balance of 2009.

This economic and financial crisis has affected, and will continue to affect FREIT in a number of ways:

Residential Properties: While the occupancy at our residential properties remains high, the effects of the economic recession are being felt. As a result of higher than normal unemployment in our areas of operations, we are experiencing rent reductions, a higher number of move-outs and higher than usual incidences of delinquencies of rental payments, causing us to prudently increase our allowance for doubtful accounts. We expect these trends to continue through fiscal 2009 and result in residential revenues that are flat or slightly lower than during fiscal 2008.

Back to Index

Commercial Properties: The current economic recession has reduced consumer spending, resulting in declining sales and lower profitability to some of our commercial tenants.  As a result, some tenants have closed their business; some have been put on relaxed payment plans, or are seeking outright rent relief. As such, delinquencies have increased, causing us to prudently increase our allowance for doubtful accounts. To date our tenant fall-out has been minor, however, we may experience additional fall-out of some smaller tenants, and if the recession is prolonged, some larger tenants.  We expect re-leasing of vacated space to take longer and, generally at lower rents that reflect current economic conditions. We expect our revenues at our commercial properties to be flat or slightly lower during fiscal 2009 than during fiscal 2008.

Development Projects and Capital Expenditures:  We have significantly reduced our capital expenditures during fiscal 2009 compared to prior years, by concentrating only on those capital expenditures that are absolutely necessary. We continue to pursue the completion of the development and construction activities started at our Damascus Shopping Center in Damascus, MD. Because of reduced demand from residential rental tenants and buyers, curtailed business expansion, and the current state of the credit markets, no date has been determined for the commencement of construction at our Rotunda and South Brunswick projects.

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

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda property is scheduled to come due on July 19, 2009. FREIT is in the process of negotiating the extension of the loan’s maturity date.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2008, have been applied consistently as at April 30, 2009 and October 31, 2008, and for the six and three months ended April 30, 2009 and 2008. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Back to Index

RESULTS OF OPERATIONS

Real Estate revenue for the six months ended April 30, 2009 (“Current Six Months”) increased 3.0% to $21,319,000 compared to $20,706,000 for the six months ended April 30, 2008 (“Prior Six Months”). Real Estate revenue for the three months ended April 30, 2009 (“Current Quarter”) increased 3.1% to $10,570,000 compared to $10,249,000 for the three months ended April 30, 2008 (“Prior Year’s Quarter”).  The increase in real estate revenues was primarily attributable to higher base rental income at FREIT’s residential and commercial operations, coupled with slightly higher occupancy levels at some of our commercial properties (exclusive of the Damascus operation), in addition to lower operating expenses at some of our residential properties. However, this increase was slightly offset by a decrease in occupancy levels at our residential operations.

Net income for the Current Six Months was $2,606,000 ($0.38 diluted) compared to $2,640,000 ($0.38 diluted) for the Prior Six Months. Net income for the Current Quarter was $1,085,000 ($0.16 diluted) compared to $1,237,000 ($0.18 diluted) for the Prior Year’s Quarter. Refer to the schedule below for a detailed analysis of the major changes that impacted revenue and net income for the six and three months ended April 30, 2009 and 2008:

NET INCOME COMPONENTS
	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2009	2008	Change	2009	2008	Change
	($ in thousands)			($ in thousands)
Income from real estate operations:
Commercial properties	$6,856	$6,767	$89	$3,305	$3,363	$(58)

Residential properties	5,476	5,257	219	2,619	2,641	(22)
Total income from real estate operations	12,332	12,024	308	5,924	6,004	(80)

Financing costs:
Fixed rate mortgages	(5,155)	(5,179)	24	(2,573)	(2,618)	45
Floating rate - Rotunda	(226)	(639)	413	(93)	(267)	174
Total financing costs	(5,381)	(5,818)	437	(2,666)	(2,885)	219

Investment income	130	313	(183)	51	154	(103)

General & administrative expenses:
Accounting fees	(257)	(313)	56	(157)	(134)	(23)
Legal & professional fees	(82)	(32)	(50)	(32)	(32)	-
Trustee fees	(264)	(251)	(13)	(140)	(138)	(2)
Corporate expenses	(277)	(214)	(63)	(137)	(116)	(21)
Total general & administrative expenses	(880)	(810)	(70)	(466)	(420)	(46)

Minority interest in earnings of subsidiaries	(658)	(395)	(263)	(295)	(280)	(15)

Depreciation:
Same properties (1)	(2,708)	(2,583)	(125)	(1,347)	(1,291)	(56)
Damascus center-phase I becoming operational in June 2008	(229)	(91)	(138)	(116)	(45)	(71)
Total depreciation	(2,937)	(2,674)	(263)	(1,463)	(1,336)	(127)

Net Income	$2,606	$2,640	$(34)	$1,085	$1,237	$(152)

(1) Properties operated since the beginning of fiscal 2008.

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

Back to Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Six Months and Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2009	2008	$	%	2009	2008	$	%	2009	2008
	($ in thousands)				($ in thousands)				($ in thousands)
Rental income	$8,746	$8,486	$260	3.1%	$9,559	$9,438	$121	1.3%	$18,305	$17,924
Reimbursements	2,641	2,456	185	7.5%	-	-	-		2,641	2,456
Other	104	97	7	7.2%	183	89	94	105.6%	287	186
Total revenue	11,491	11,039	452	4.1%	9,742	9,527	215	2.3%	21,233	20,566

Operating expenses	4,721	4,412	309	7.0%	4,266	4,270	(4)	-0.1%	8,987	8,682
Net operating income	$6,770	$6,627	$143	2.2%	$5,476	$5,257	$219	4.2%	12,246	11,884
Average
Occupancy %	89.7%	90.0%		-0.3%	93.3%	95.2%		-1.9%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					104	92
				Amortization of acquired leases					(18)	48
				Net investment income					130	313
				General and administrative expenses					(880)	(810)
				Depreciation					(2,937)	(2,674)
				Financing costs					(5,381)	(5,818)
				Minority interest					(658)	(395)
					Net income				$2,606	$2,640

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2009	2008	$	%	2009	2008	$	%	2009	2008
	($ in thousands)				($ in thousands)				($ in thousands)
Rental income	$4,387	$4,292	$95	2.2%	$4,769	$4,723	$46	1.0%	$9,156	$9,015
Reimbursements	1,236	1,071	165	15.4%	-	-	-		1,236	1,071
Other	52	52	-	0.0%	82	42	40	95.2%	134	94
Total revenue	5,675	5,415	260	4.8%	4,851	4,765	86	1.8%	10,526	10,180

Operating expenses	2,414	2,121	293	13.8%	2,232	2,124	108	5.1%	4,646	4,245
Net operating income	$3,261	$3,294	$(33)	-1.0%	$2,619	$2,641	$(22)	-0.8%	5,880	5,935
Average
Occupancy %	90.4%	90.7%		-0.3%	92.6%	94.7%		-2.1%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					53	45
				Amortization of acquired leases					(9)	24
				Net investment income					51	154
				General and administrative expenses					(466)	(420)
				Depreciation					(1,463)	(1,336)
				Financing costs					(2,666)	(2,885)
				Minority interest					(295)	(280)
					Net income				$1,085	$1,237

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, financing costs and other non-operating activity. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Both our commercial and residential business segments remain profitable. Still, the modest revenue growth, especially during the Current Quarter, failed to outpace the increase in operating expenses, causing combined NOI to be slightly under the Prior Year’s Quarter. The current recession has also impacted FREIT as described below.

Back to Index

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Six months increased by 4.1% and 2.2% over the comparable prior year’s period. For the Current Quarter, total revenue also increased by 4.8% over the Prior Year’s Quarter, however NOI for the Current Quarter decreased by 1.0% over the Prior Year’s Quarter. The primary reasons for the increase in total revenue and NOI for the Current Six month period were higher base rental income and higher occupancy levels at many of our commercial properties (exclusive of the Damascus operation). The ongoing renovation at our Damascus Shopping Center property located in Damascus, MD (the “Damascus Center”), caused a temporary decline in occupancy levels. The average occupancy rate for the Damascus Center decreased to 45.5% for the Current Six Months, as compared to 52.3% for the Prior Six Months. On a positive note, the average occupancy rate for the Damascus Center for the Current Quarter showed signs of improvement with tenants occupying new space due to the completion of the Phase I construction. (See discussion below). Average occupancy rates for FREIT’s commercial segment (exclusive of the Damascus Center) for the Current Six Months was at 95.2%, compared to 94.7% for the prior year’s period.

The current economic recession has reduced consumer spending, resulting in declining sales and lower profitability to some of our commercial tenants.  As a result, some tenants have closed their business, some have been put on relaxed payment plans, and some are seeking outright rent relief. Delinquencies have increased, causing us to prudently increase our allowance for doubtful accounts. Bad debt expense for the Current Six Months increased by $70,000 to $104,000, as compared to $34,000 for last year’s comparable period. For the Current Quarter, bad debt expense was $97,000, compared to $12,000 for the Prior Year’s Quarter. To date our tenant fall-out has been minor as average occupancy has declined only 0.3%, however, we may experience additional fall-out of some smaller tenants, and if the recession is prolonged, some larger tenants.  We expect re-leasing of vacated space to take longer and, generally at lower rents that reflect current economic conditions. We expect our revenues at our commercial properties to be flat or slightly lower during fiscal 2009 than during fiscal 2008.

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008 and is expected to be completed this summer. Construction costs for Phase II are expected to approximate $7.3 million (a substantial portion of these costs are under contract), of which approximately $3.1 million has been incurred as of April 30, 2009. Total construction costs will be funded from a $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre, LLC.   This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Shopping Center. As of April 30, 2009, $6.8 million of this loan was drawn down to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire and not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate  $200 million. City Planning Board approval has been received. As of April 30, 2009, we have expended approximately $5.3 million for planning and feasibility studies. Due to the current economic and credit crisis, the start date for the construction has not yet been determined.

Back to Index

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, total revenue from our residential segment for the Current Six Months increased 2.3% to $9,742,000 and NOI for the same period is also up 4.2% to $5,476,000. For the Current Quarter, total revenue increased 1.8% to $4,851,000, however, NOI decreased slightly by 0.8% to $2,619,000. The primary reason for the increase in total revenue for the Current Six Months was higher base rental income at the Westwood Hills and The Pierre Towers properties. In addition to the higher base rental income at Westwood Hills, the increase in NOI for the Current Six month period was also attributable to lower operating expenses at both the Westwood Hills and The Boulders properties. This increase was realized in spite of a decrease in occupancy levels at our residential properties.

While average occupancy at our residential properties for the Current Six Months is at 93.3%, the effects of the economic recession are being felt. Year-to-date, occupancy has fallen 1.9% compared to the Prior Six Months, and declined 2.1% during the Current Quarter compared to the Prior Year’s Quarter. These declines are attributable to the higher than normal unemployment in our areas of operation. Additionally, we are experiencing rent reductions, a higher number of move-outs, and higher than usual incidences of delinquencies of rental payments. As with our commercial segment, we have prudently increased our allowance for doubtful accounts. Bad debt expense for the Current Six Months increased by $34,000 to $84,000, as compared to $50,000 for last year’s comparable period. For the Current Quarter, bad debt expense was $70,000, compared to $39,000 for the Prior Year’s Quarter. We expect these trends to continue through fiscal 2009 and result in residential revenues that are flat or slightly lower than during fiscal 2008.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Six Months and the Prior Six Month period were $1,557 and $1,547, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $201,000 and $183,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We are in the process of modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $3 - $4 million, and apartments are being renovated as they become temporarily vacant, over the next year. These costs will be financed from operating cash flow and cash reserves. Through April 30, 2009, we expended approximately $3.6 million in capital improvements at The Pierre, including approximately $667,000 during the Current Six Month period.

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$4,477	$4,355	$2,230	$1,986
New	182	70	91	70
2nd Mortgages
Existing	252	597	126	467
Variable rate mortgages:
Acquisition loan-Rotunda	294	678	119	286
Construction loan-Damascus	73	19	25	19
Other	145	115	73	60
	5,423	5,834	2,664	2,888
Amortization of Mortgage Costs	118	141	59	68
Total Financing Costs	5,541	5,975	2,723	2,956
Less amount capitalized	(160)	(157)	(57)	(71)
Financing costs expensed	$5,381	$5,818	$2,666	$2,885

Total financing costs before capitalized amounts for the Current Six Months and Current Quarter decreased 7.3% and 7.9%, over the prior year’s comparable periods. This decrease was primarily attributable to our $22.5 million acquisition loan for The Rotunda property, which bears a floating interest rate. Lower interest rates over the course of the Current Six Month period decreased the level of interest expense for the Rotunda by approximately $384,000 and $167,000, to $294,000 and $119,000 for the Current Six Months and Current Quarter, respectively.

Back to Index

INVESTMENT INCOME

Investment income for the Current Six Months and Current Quarter decreased 58% and 67% to $130,000 and $51,000, respectively, over the comparable prior year’s periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Centre, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The decrease in investment income was primarily attributable to lower interest income on the Company’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due in part to lower interest rates.

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

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Six Months and Current Quarter, G & A was $880,000 and $466,000, respectively, as compared to $810,000 and $420,000 for the prior year’s periods. The increases for the Current Six Month and Current Quarter periods were primarily attributable to increased legal & professional fees, Trustees’ fees and other Corporate expenses including bank fees and costs incurred in the development of FREIT’s website.

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was $2,937,000 and $1,463,000, respectively, as compared to $2,674,000 and $1,336,000 for the prior year’s periods. The increase for the six and three-month periods was primarily attributable to current renovation and construction projects becoming operational at the Damascus Shopping Center, The Rotunda, the Westridge Square Shopping Center, and the Pierre Towers apartments, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $7.1 million for the Current Six Months compared to $7.5 million for the Prior Six Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2009, we had cash and marketable securities totaling $7.5 million compared to $8.2 million at October 31, 2008.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2010, but can be cancelled by the bank, at its will, at each anniversary date. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%.

In connection with its construction activities in Rockaway, NJ, FREIT utilized the credit line for the issuance of a $384,000 Letter of Credit, which expired on April 3, 2009. As of April 30, 2009, approximately $18 million was available under the line of credit.

Back to Index

We are in the midst of a major redevelopment project at the Damascus Shopping Center, in Damascus, MD. The total capital required for this project is estimated at $21.9 million. Total construction costs will be funded by a $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Shopping Center.  This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs. If the borrower defaults, Damascus 100, LLC (which owns a 30% equity interest in Damascus Centre, LLC) has indemnified FREIT for up to 30% of any losses under its guaranty. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of April 30, 2009, Damascus drew down $6.8 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value.

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing, which has not yet been obtained. Planning and feasibility studies for this project have been substantially completed. As of April 30, 2009, approximately $5.3 million was expended during this phase. However, due to the current economic crisis and liquidity and credit crunch, no date for the commencement of construction has been determined.

At April 30, 2009, FREIT’s aggregate outstanding mortgage debt was $192.9 million and bears a weighted average interest rate of 5.22%, and an average life of approximately 5.12 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2009	2010	2012	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$22.5	$12.2	$6.8	$8.0	$25.9	$24.5	$22.0	$5.0	$28.1	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2009 and October 31, 2008:

	April 30,	October 31,
($ in Millions)	2009	2008
Fair Value	$187.0	$196.2

Carrying Value	$192.9	$192.4

Fair values are estimated based on market interest rates at April 30, 2009 and October 31, 2008 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2009 a 1% interest rate increase would reduce the fair value of our debt by $8.3 million, and a 1% decrease would increase the fair value by $9.0 million.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $29.3 million in floating rate loans outstanding, of which $22.5 million relates to the acquisition loan for The Rotunda and $6.8 million relates to the construction loan for the Damascus redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $293,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

Back to Index

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

Funds From Operations ("FFO")
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)

Net income	$2,606	$2,640	$1,085	$1,237
Depreciation	2,937	2,674	1,463	1,336
Amortization of deferred mortgage costs	118	141	59	68
Deferred rents (Straight lining)	(104)	(92)	(53)	(45)
Amortization of acquired leases	18	(48)	9	(24)
Capital Improvements - Apartments	(106)	(258)	(27)	(118)
Minority interests:
Equity in earnings of affiliates	658	395	295	280
Distributions to minority interests	(563)	(595)	(443)	(268)

FFO	$5,564	$4,857	$2,388	$2,466

Per Share - Basic	$0.80	$0.72	$0.34	$0.36
Per Share - Diluted	$0.80	$0.70	$0.34	$0.36

Weighted Average Shares Outstanding:
Basic	6,945	6,781	6,942	6,799
Diluted	6,945	6,894	6,942	6,911

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first six months of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding FREIT’s share repurchase program for the three months ended April 30, 2009 is as follows:

Issuer Purchases of Equity Securities (1)(2)(3)(4)(5)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1, 2009 through February 28, 2009	4,200	$14.00	4,200	$866,455
March 1, 2009 through March 31, 2009	-	-	-	$866,455
April 1, 2009 through April 30, 2009	-	-	-	$1,000,000
Total	4,200	$14.00	4,200	$1,000,000

(1)
On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT’s shares of beneficial interest. The share repurchase plan provided for the repurchase of FREIT shares on or before March 31, 2009.

(2)	Share repurchases under this program were made from time to time in the open market or in privately negotiated transactions.
(3)	As of March 31, 2009, FREIT repurchased 50,920 shares at a cost of $1,133,545.
(4)
On March 31, 2009, FREIT announced the adoption of a new share repurchase plan to replace the repurchase plan that expired on March 31, 2009. The Plan will comply with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provides for the repurchase of up to $1,000,000 in value of FREIT’s shares for the period beginning April 14, 2009 through June 30, 2009, subject to certain price limitation and other conditions established under the Plan.  Share repurchases may be made, from time to time, through privately negotiated transactions or in the open market.  The Plan may be terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives. UBS Financial Services, Inc. was engaged as FREIT’s repurchasing agent, pursuant to the terms and conditions set forth in the share repurchase plan.

(5)	As of April 30, 2009, FREIT repurchased 50,920 shares at a cost of $1,133,545, which is reflected in the Shareholders’ Equity section of FREIT’s balance sheet.

Subsequent event: In May 2009, FREIT repurchased 73 shares at a cost of $16.40 per share under the new share repurchase plan.

Back to Index

Item 4:  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at FREIT’s Annual Meeting of Shareholders held on April 7, 2009:

Shareholders re-elected Mr. Donald W. Barney and Mr. Herbert C. Klein, Esq. to serve as Trustees for a three (3) year term. The balloting for the elections was as follows:

	Donald W. Barney	Herbert C. Klein, Esq
Votes For	6,016,794	6,014,179
Votes Withheld	20,266	22,881

The other members of the Board of Trustees are as follows:

Name	Term Expires
Robert S. Hekemian	April 2011
Ronald J. Artinian	April 2010
Alan L. Aufzien	April 2010
Robert S. Hekemian, Jr.	April 2011
David F. McBride	April 2011

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Page

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer	22

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer	23

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	24

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	25

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 9, 2009
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)