Form 10-Q
period 2009-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2009-09-09
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2009
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

As of September 9, 2009, the number of shares of beneficial interest outstanding was 6,942,143.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	July 31,	October 31,
	2009	2008
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$206,736	$208,955
Construction in progress	17,823	8,058
Cash and cash equivalents	5,137	8,192
Tenants' security accounts	2,297	2,377
Sundry receivables	4,292	4,371
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	3,802	2,952
Acquired over market leases and in-place lease costs	718	865
Deferred charges, net	2,587	2,660
Totals	$246,718	$241,756

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$195,219	$192,352
Accounts payable and accrued expenses	8,841	4,014
Dividends payable	2,083	2,084
Tenants' security deposits	2,970	3,061
Acquired below market value leases and deferred revenue	2,981	3,485
Total liabilities	212,094	204,996

Minority interest	13,192	13,199

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,993,152 shares issued and outstanding	24,969	24,969
Treasury stock, at cost: 51,009 and 46,720 shares	(1,135)	(1,075)
Dividends in excess of net income	(2,402)	(333)
Total shareholders' equity	21,432	23,561
Totals	$246,718	$241,756

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE AND THREE MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Amounts)

Revenue:
Rental income	$27,441	$27,193	$9,050	$9,129
Reimbursements	3,969	3,932	1,327	1,475
Sundry income	393	310	107	124
Totals	31,803	31,435	10,484	10,728

Expenses:
Operating expenses	8,380	8,069	2,631	2,385
Management fees	1,403	1,396	469	479
Real estate taxes	4,739	4,300	1,555	1,409
Depreciation	4,407	4,086	1,470	1,411
Totals	18,929	17,851	6,125	5,684

Operating income	12,874	13,584	4,359	5,044

Investment income	170	437	40	124
Interest expense including amortization
of deferred financing costs	(8,051)	(8,694)	(2,670)	(2,876)
Minority interest	(813)	(768)	(155)	(373)

Net income	$4,180	$4,559	$1,574	$1,919

Earnings per share:
Basic	$0.60	$0.67	$0.23	$0.28
Diluted	$0.60	$0.66	$0.23	$0.28

Weighted average shares outstanding:
Basic	6,944	6,802	6,942	6,844
Diluted	6,944	6,897	6,942	6,941

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Shareholders' Equity
	(In Thousands of Dollars)

Balance at October 31, 2008	$24,969	$(1,075)	$(333)	$23,561

Treasury shares		(60)		(60)

Net income			4,180	4,180

Dividends declared			(6,249)	(6,249)

Balance at July 31, 2009 (Unaudited)	$24,969	$(1,135)	$(2,402)	$21,432

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

	Nine Months Ended
	July 31,
	2009	2008
	(In Thousands of Dollars)
Operating activities:
Net income	$4,180	$4,559
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	4,407	4,086
Amortization	349	516
Net amortization of acquired leases	27	(72)
Deferred revenue	(435)	(215)
Minority interest	813	768
Changes in operating assets and liabilities:
Tenants' security accounts	80	54
Sundry receivables, prepaid expenses and other assets	(992)	40
Accounts payable, accrued expenses and other liabilities	456	663
Tenants' security deposits	(91)	(13)
Net cash provided by operating activities	8,794	10,386
Investing activities:
Capital improvements - existing properties	(1,665)	(2,562)
Construction and pre development costs	(5,780)	(7,736)

Net cash used in investing activities	(7,445)	(10,298)
Financing activities:
Repayment of mortgages	(1,869)	(7,552)
Proceeds from mortgages and construction loans	4,630	11,031
Deferred financing costs	(36)	(282)
Proceeds from exercise of stock options	-	679
Repurchase of Company stock-Treasury shares	(60)	(120)
Dividends paid	(6,249)	(6,793)
Distributions to minority interest	(820)	(707)
Net cash used in financing activities	(4,404)	(3,744)
Net decrease in cash and cash equivalents	(3,055)	(3,656)
Cash and cash equivalents, beginning of period	8,192	12,740
Cash and cash equivalents, end of period	$5,137	$9,084

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $121 and $183 in fiscal 2009 and 2008, respectively.	$7,772	$8,478
Income taxes paid	$5	$44
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$4,589	$854
Dividends declared but not paid	$2,083	$2,054

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation and recently issued accounting pronouncements:

Basis of presentation
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

The consolidated results of operations for the nine and three months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2008 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Recently issued and adopted accounting standards
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement does not apply to subsequent events or transactions that are within the scope of other generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

FREIT has adopted this statement effective with its 3rd Quarter 10-Q for the period ended July 31, 2009. In accordance with the provisions of SFAS 165, FREIT has disclosed all events or transactions through September 9, 2009 (the date the financial statements were issued), see Note 6 – Subsequent Events.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162” (“FASB ASC”). FASB ASC is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing authoritative literature in a topically organized structure. It will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. FASB ASC will supercede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. FASB Statement No. 168 is the final standard that will be issued by the FASB in that form. This statement is effective for financial statement issuers for interim and annual periods ending after September 15, 2009. The Company is evaluating the impact that the adoption of FASB ASC will have on its financial statements.

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

Index

In computing diluted earnings per share for the nine and three month periods ended July 31, 2009 and 2008, the assumed exercise of all of FREIT’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Basic weighted average shares outstanding	6,943,963	6,802,083	6,942,164	6,844,304

Shares arising from assumed exercise of stock options	-	94,772	-	96,777
Dilutive weighted average shares outstanding	6,943,963	6,896,855	6,942,164	6,941,081

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income for the nine and three month periods ended July 31, 2009 and the prior year’s comparable period.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for the nine and three months ended July 31, 2009 and 2008. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	($ in thousands)
Real estate rental revenue:
Commercial	$17,230	$16,888	$5,739	$5,848
Residential	14,437	14,335	4,695	4,808
Totals	31,667	31,223	10,434	10,656
Real estate operating expenses:
Commercial	6,815	6,440	2,094	2,027
Residential	6,378	6,180	2,112	1,911
Totals	13,193	12,620	4,206	3,938
Net operating income:
Commercial	10,415	10,448	3,645	3,821
Residential	8,059	8,155	2,583	2,897
Totals	$18,474	$18,603	$6,228	$6,718
Recurring capital improvements-residential	$143	$346	$36	$88

Reconciliation to consolidated net income:
Segment NOI	$18,474	$18,603	$6,228	$6,718
Deferred rents - straight lining	163	140	59	48
Amortization of acquired leases	(27)	72	(9)	24
Investment income	170	437	40	124
Minority interest in earnings of subsidiaries	(813)	(768)	(155)	(373)
General and administrative expenses	(1,329)	(1,145)	(449)	(335)
Depreciation	(4,407)	(4,086)	(1,470)	(1,411)
Financing costs	(8,051)	(8,694)	(2,670)	(2,876)
Net income	$4,180	$4,559	$1,574	$1,919

Index

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

On March 31, 2009, FREIT announced the adoption of a new share repurchase plan to replace the repurchase plan that expired on March 31, 2009. The Plan complied with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provided for the repurchase of up to $1,000,000 in value of FREIT’s shares for the period beginning April 14, 2009 through June 30, 2009, subject to certain price limitations and other conditions established under the Plan. Share repurchases under the Plan could have been made, from time to time, through privately negotiated transactions or in the open market. The Plan could have been terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives. UBS Financial Services, Inc. was engaged as FREIT’s repurchasing agent, pursuant to the terms and conditions set forth in the share repurchase plan.

The share repurchase program expired on June 30, 2009. Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Shareholders’ Equity section of FREIT’s condensed consolidated balance sheets.

Note 5 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,296,000, $434,000 and $1,289,000, $441,000 for the nine and three months ended July 31, 2009 and 2008, respectively, and have been included in the accompanying condensed consolidated financial statements. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $323,000, $91,000 and $330,000, $75,000 for the nine and three months ended July 31, 2009 and 2008, respectively. The management agreement expires on October 31, 2009, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees, primarily development fees, incurred and/or paid to Hekemian for the nine months ended July 31, 2009 and 2008 were $2,000,000 (accrued but unpaid Rotunda development fees currently under negotiation)and $1,780,000(development fees for Rotunda and Damascus projects), respectively.

Hekemian is owned by Robert S. Hekemian, Robert S. Hekemian, Jr. and members of their family. Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian.

Note 6 – Subsequent events

On August 6, 2009, FREIT refinanced the mortgage loans secured by its Berdan Court apartment property in Wayne, NJ, with a new mortgage for approximately $20 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $12.3 million at a weighted average interest rate of 6.7%, and were due January 1, 2010. The new mortgage bears interest at 6.09%, and is due September 1, 2019.

On August 6, 2009, a complaint was filed against Damascus Centre, LLC (a 70% owned subsidiary of FREIT), Hekemian & Co., Inc. (FREIT’s managing agent), and others in the Circuit Court of Montgomery County, Maryland.  The plaintiffs lease commercial office space at the Damascus Shopping Center located in Damascus, Maryland and owned by Damascus Centre, LLC.  The complaint alleges a number of causes of action in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre, LLC’s development activities at the Damascus Shopping Center.  The complaint seeks compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages.  In addition, the plaintiffs seek to enjoin the demolition of the shopping center.  FREIT received notice of the lawsuit on September 2, 2009. At this time, given the recent filing of the complaint, FREIT is unable to make a determination with respect to the ultimate outcome of this matter, and accordingly, no provisions for this matter have been made in the accompanying financial statements.

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

This economic and financial crisis has affected, and will continue to affect FREIT in a number of ways:

Residential Properties: While the occupancy at our residential properties remains high, the effects of the economic recession are being felt, especially during the current quarter. As a result of higher than normal unemployment in our areas of operations, we are experiencing rent reductions, a higher number of move-outs and higher than usual incidences of delinquencies of rental payments, causing us to more closely review our allowance for doubtful accounts and increase the related bad debt reserve as warranted. We expect these trends to continue through fiscal 2009 and result in residential revenues that are lower during fiscal 2009 than during fiscal 2008.

Commercial Properties: Consumer spending continues to be negatively impacted by the recession. This has resulted in low sales volume and lower profitability to many retail merchants, including those who are our tenants. As a result, some tenants have closed their business; some have been put on relaxed payment plans, or are seeking reduced rents or other rent concessions. As such, delinquencies have increased, causing us to more closely review our allowance for doubtful accounts and increase the related bad debt reserve as warranted. To date our tenant fall-out has been minor, however, we may experience additional fall-out of some smaller tenants, and if the recession is prolonged, some larger tenants.  We expect re-leasing of vacated space to take longer and, generally at lower rents that reflect current economic conditions. We expect our revenues at our commercial properties to be lower during fiscal 2009 than during fiscal 2008.

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

On August 6, 2009, FREIT refinanced the mortgage loans secured by its Berdan Court apartment property in Wayne, NJ, with a new mortgage for approximately $20 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $12.3 million at a weighted average interest rate of 6.7%, and were due January 1, 2010. The new mortgage bears interest at 6.09%, and is due September 1, 2019.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda property was scheduled to come due on July 19, 2009, and has been extended by the bank until September 30, 2009. FREIT is in the process of negotiating revised terms for this loan.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2008, have been applied consistently as at July 31, 2009 and October 31, 2008, and for the nine and three months ended July 31, 2009 and 2008. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real Estate revenue for the nine months ended July 31, 2009 (“Current Nine Months”) experienced a slight increase of 1.2% to $31,803,000 compared to $31,435,000 for the nine months ended July 31, 2008 (“Prior Nine Months”). However, Real Estate revenue for the three months ended July 31, 2009 (“Current Quarter”) decreased 2.3% to $10,484,000 compared to $10,728,000 for the three months ended July 31, 2008 (“Prior Year’s Quarter”).  The economic recession continues to have a negative impact on FREIT’s financial performance, specifically during the Current Quarter, in which both our commercial and residential segments experienced a decline in real estate revenues and operating income. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

Net income for the Current Nine Months was $4,180,000 ($0.60 per share diluted) compared to $4,559,000 ($0.66 per share diluted) for the Prior Nine Months. Net income for the Current Quarter was $1,574,000 ($0.23 per share diluted) compared to $1,919,000 ($0.28 per share diluted) for the Prior Year’s Quarter. Refer to the schedule below for a detailed analysis of the major changes that impacted revenue and net income for the nine and three months ended July 31, 2009 and 2008:

NET INCOME COMPONENTS
	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2009	2008	Change	2009	2008	Change
	($ in thousands)			($ in thousands)
Income from real estate operations:
Commercial properties	$10,551	$10,660	$(109)	$3,695	$3,893	$(198)

Residential properties	8,059	8,155	(96)	2,583	2,897	(314)
Total income from real estate operations	18,610	18,815	(205)	6,278	6,790	(512)

Financing costs:
Fixed rate mortgages	(7,734)	(7,794)	60	(2,579)	(2,615)	36
Floating rate - Rotunda	(317)	(900)	583	(91)	(261)	170
Total financing costs	(8,051)	(8,694)	643	(2,670)	(2,876)	206

Investment income	170	437	(267)	40	124	(84)

General & administrative expenses:
Accounting fees	(404)	(419)	15	(147)	(107)	(40)
Legal & professional fees	(98)	(57)	(41)	(16)	(25)	9
Trustee fees	(390)	(369)	(21)	(126)	(118)	(8)
Corporate expenses	(437)	(300)	(137)	(160)	(85)	(75)
Total general & administrative expenses	(1,329)	(1,145)	(184)	(449)	(335)	(114)

Minority interest in earnings of subsidiaries	(813)	(768)	(45)	(155)	(373)	218

Depreciation:
Same properties (1)	(4,054)	(3,949)	(105)	(1,346)	(1,365)	19
Damascus center-phase I becoming operational in June 2008	(353)	(137)	(216)	(124)	(46)	(78)
Total depreciation	(4,407)	(4,086)	(321)	(1,470)	(1,411)	(59)

Net Income	$4,180	$4,559	$(379)	$1,574	$1,919	$(345)

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

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Nine Months and Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2009	2008	$	%	2009	2008	$	%	2009	2008
	($ in thousands)				($ in thousands)				($ in thousands)
Rental income	$13,108	$12,806	$302	2.4%	$14,197	$14,175	$22	0.2%	$27,305	$26,981
Reimbursements	3,969	3,932	37	0.9%	-	-	-		3,969	3,932
Other	153	150	3	2.0%	240	160	80	50.0%	393	310
Total revenue	17,230	16,888	342	2.0%	14,437	14,335	102	0.7%	31,667	31,223

Operating expenses	6,815	6,440	375	5.8%	6,378	6,180	198	3.2%	13,193	12,620
Net operating income	$10,415	$10,448	$(33)	-0.3%	$8,059	$8,155	$(96)	-1.2%	18,474	18,603
Average
Occupancy %	89.2%	89.9%		-0.7%	93.0%	94.9%		-1.9%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					163	140
				Amortization of acquired leases					(27)	72
				Investment income					170	437
				General and administrative expenses					(1,329)	(1,145)
				Depreciation					(4,407)	(4,086)
				Financing costs					(8,051)	(8,694)
				Minority interest					(813)	(768)
					Net income				$4,180	$4,559

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2009	2008	$	%	2009	2008	$	%	2009	2008
	($ in thousands)				($ in thousands)				($ in thousands)
Rental income	$4,363	$4,320	$43	1.0%	$4,637	$4,737	$(100)	-2.1%	$9,000	$9,057
Reimbursements	1,327	1,475	(148)	-10.0%	-	-	-		1,327	1,475
Other	49	53	(4)	-7.5%	58	71	(13)	-18.3%	107	124
Total revenue	5,739	5,848	(109)	-1.9%	4,695	4,808	(113)	-2.4%	10,434	10,656

Operating expenses	2,094	2,027	67	3.3%	2,112	1,911	201	10.5%	4,206	3,938
Net operating income	$3,645	$3,821	$(176)	-4.6%	$2,583	$2,897	$(314)	-10.8%	6,228	6,718
Average
Occupancy %	89.8%	89.8%		0.0%	91.8%	94.2%		-2.4%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					59	48
				Amortization of acquired leases					(9)	24
				Investment income					40	124
				General and administrative expenses					(449)	(335)
				Depreciation					(1,470)	(1,411)
				Financing costs					(2,670)	(2,876)
				Minority interest					(155)	(373)
					Net income				$1,574	$1,919

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, financing costs and other non-operating activity. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flows as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Both our commercial and residential business segments continue to be profitable. However, the recession’s impact on FREIT’s Current Quarter is evidenced by a decrease in revenue, which combined with an increase in expenses, resulted in a decline in NOI from the Prior Nine Months and Prior Year’s Quarter. The impact of the recession on FREIT’s commercial and residential segments is further discussed below.

Index

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,127,000 sq. ft. of retail space and 138,000 sq. ft. of office space.  Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One is from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who is currently building and will be operating a bank branch on land FREIT owns in Rochelle Park, NJ.

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months increased by 2.0% as compared to the Prior Nine Month period. However, NOI for the Current Nine Months decreased by 0.3% from the prior year’s comparable period. For the Current Quarter, total revenue and NOI decreased by 1.9% and 4.6% over the Prior Year’s Quarter. The primary reasons for the decrease in NOI for the Current Nine Month period and the decrease in total revenue and NOI for the Current Quarter were lower expense reimbursements stemming from prior year CAM adjustments at the Rotunda, compounded by higher operating expenses, again at the Rotunda. Average occupancy rates for FREIT’s commercial segment (exclusive of the Damascus Center) for the Current Nine Months was at 95.3%, compared to 95% for the prior year’s period. The ongoing renovation at our Damascus Shopping Center property located in Damascus, MD (the “Damascus Center”), caused a temporary decline in occupancy levels. The average occupancy rate for the Damascus Center decreased to 43.4% for the Current Nine Months, as compared to 49.3% for the Prior Nine Months. On a positive note, the average occupancy rate for the Damascus Center for the Current Quarter showed signs of improvement with tenants occupying new space due to the completion of the Phase I construction. (See discussion below).

Consumer spending continues to be negatively impacted by the recession. This has resulted in low sales volume and lower profitability to many retail merchants, including those who are our tenants. As a result, some tenants have closed their business, some have been put on relaxed payment plans, and some are seeking reduced rents or other rent concessions. Delinquencies have increased, causing us to closely review our allowance for doubtful accounts and increase the related bad debt reserve as warranted. Bad debt expense for the Current Nine Months increased $99,000 to $133,000, as compared to $34,000 for last year’s comparable period. For the Current Quarter, bad debt expense was $29,000, compared to $0 for the Prior Year’s Quarter. Year-to-date, tenant fall-out has been minor as average occupancy declined only 0.7%, however, we may experience additional fall-out of some smaller tenants, and if the recession is prolonged, some larger tenants.  We expect re-leasing of vacated space to take longer and, generally at lower rents that reflect current economic conditions. We expect our revenues at our commercial properties to be lower during fiscal 2009 than during fiscal 2008.

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket space was completed in August 2009, and the remainder of the Phase II construction is estimated to be completed within the next year. Construction costs for Phase II are expected to approximate $7.3 million (a substantial portion of these costs are under contract), of which approximately $6.9 million has been incurred as of July 31, 2009. Total construction costs will be funded from a $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre, LLC.   This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Shopping Center. As of July 31, 2009, $9.8 million of this loan was drawn down to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of July 31, 2009, we have incurred approximately $7.5 million for planning and feasibility studies. Due to the current economic and credit crisis, the start date for the construction has not yet been determined.

Index

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, total revenue from our residential segment for the Current Nine Months increased 0.7% to $14,437,000, however, NOI for the same period decreased 1.2% to $8,059,000 from last year’s comparable period. For the Current Quarter, both total revenue and NOI decreased 2.4% and 10.8% compared to the Prior Year’s Quarter. The primary reasons for the decrease in NOI for the Current Nine Month period and the decrease in total revenue and NOI for the Current Quarter were a decrease in total revenue related to higher vacancies and lower base rental income for the Current Quarter, compounded by higher operating expenses primarily at the Pierre Towers and the Heights Manor, as well as an increase in bad debt expense of $65,000 and $30,000 for the Current Nine Months and Current Quarter, respectively.

While average occupancy at our residential properties for the Current Nine Months is at 93%, the effects of the economic recession are being felt. Year-to-date, average occupancy has fallen 1.9% compared to the Prior Nine Months, and declined 2.4% during the Current Quarter compared to the Prior Year’s Quarter. These declines are attributable to the higher than normal unemployment in our areas of operation. Additionally, we are experiencing rent reductions, a higher number of move-outs, and higher than usual incidences of delinquencies of rental payments. As with our commercial segment, we are closely reviewing our allowance for doubtful accounts and increasing the related bad debt reserve as warranted. Bad debt expense for the Current Nine Months increased $65,000 to $130,000, as compared to $65,000 for last year’s comparable period. For the Current Quarter, bad debt expense was $45,000, compared to $15,000 for the Prior Year’s Quarter. We expect these trends to continue through fiscal 2009 and result in residential revenues that are lower than during fiscal 2008.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Nine Months and the Prior Nine Month period were $1,533 and $1,556, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $198,000 and $182,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We are in the process of modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $3 - $4 million, and apartments are being renovated as they become temporarily vacant, over the next year. These costs are being financed from operating cash flow and cash reserves. Through July 31, 2009, we expended approximately $3.8 million in capital improvements at The Pierre, including approximately $946,000 during the Current Nine Month period.

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$6,708	$6,965	$2,231	$2,271
New	272	153	90	83
2nd Mortgages
Existing	376	387	124	129
Variable rate mortgages:
Acquisition loan-Rotunda	416	972	122	294
Construction loan-Damascus	106	62	33	43
Other	226	178	81	63
	8,104	8,717	2,681	2,883
Amortization of Mortgage Costs	174	222	56	81
Total Financing Costs	8,278	8,939	2,737	2,964
Less amount capitalized	(227)	(245)	(67)	(88)
Financing costs expensed	$8,051	$8,694	$2,670	$2,876

Total financing costs before capitalized amounts for the Current Nine Months and Current Quarter decreased 7.4% and 7.7%, over the prior year’s comparable periods. This decrease was primarily attributable to our $22.5 million acquisition loan for The Rotunda property, which bears a floating interest rate. Lower interest rates over the course of the Current Nine Month period decreased the level of interest expense for the Rotunda by approximately $556,000 and $172,000, to $416,000 and $122,000 for the Current Nine Months and Current Quarter, respectively.

Index

INVESTMENT INCOME

Investment income for the Current Nine Months and Current Quarter decreased 61% and 68% to $170,000 and $40,000, respectively, over the comparable prior year’s periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company, in which FREIT owns a 60% equity interest and Damascus Centre, LLC, a limited liability company, in which FREIT owns a 70% equity interest). The decrease in investment income was primarily attributable to lower interest income on the Company’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due in part to lower interest rates.

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

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Nine Months and Current Quarter, G & A was $1,329,000 and $449,000, respectively, as compared to $1,145,000 and $335,000 for the prior year’s periods. The increases for the Current Nine Month and Current Quarter were primarily attributable to increased Trustees’ fees, development costs related to FREIT’s new website, expenditures related to the settlement of certain litigation amounting to approximately $42,000, and higher legal and professional fees related to this litigation.

DEPRECIATION

Depreciation expense for the Current Nine Months and Current Quarter was $4,407,000 and $1,470,000, respectively, as compared to $4,086,000 and $1,411,000 for the prior year’s periods. The increase for the nine and three-month periods was primarily attributable to current renovation and construction projects becoming operational at the Damascus Shopping Center, The Rotunda, the Westridge Square Shopping Center, and the Pierre Towers apartments, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $8.8 million for the Current Nine Months compared to $10.4 million for the Prior Nine Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2009, we had cash and cash equivalents totaling $5.1 million compared to $8.2 million at October 31, 2008.

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

In connection with its construction activities in Rockaway, NJ, FREIT utilized the credit line for the issuance of a $384,000 Letter of Credit, which expired on April 3, 2009. As of July 31, 2009, approximately $18 million was available under the line of credit.

Index

We are in the midst of a major redevelopment project at the Damascus Shopping Center, in Damascus, MD. The total capital required for this project is estimated at $21.9 million. Total construction costs will be funded by a $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Shopping Center.  This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs. If the borrower defaults, Damascus 100, LLC (which owns a 30% equity interest in Damascus Centre, LLC) has indemnified FREIT for up to 30% of any losses under its guaranty. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of July 31, 2009, $9.8 million of this loan was drawn down to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value.

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing, which has not yet been obtained. Planning and feasibility studies for this project have been substantially completed. As of July 31, 2009, approximately $7.5 million was incurred for such planning and feasibility studies. However, due to the current economic crisis and liquidity and credit crunch, no date for the commencement of construction has been determined.

At July 31, 2009, FREIT’s aggregate outstanding mortgage debt was $195.2 million and bears a weighted average interest rate of 5.31%, and an average life of approximately 4.9 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2009	2010 *	2012	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$22.5	$12.2	$9.8	$8.0	$25.9	$24.5	$22.0	$5.0	$28.1	$14.4
* See discussion below regarding Berdan Court refinancing.

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2009 and October 31, 2008:

	July 31,	October 31,
($ in Millions)	2009	2008
Fair Value	$189.6	$196.2

Carrying Value	$195.2	$192.4

Fair values are estimated based on market interest rates at July 31, 2009 and October 31, 2008 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2009 a 1% interest rate increase would reduce the fair value of our debt by $8.1 million, and a 1% decrease would increase the fair value by $8.8 million.

On August 6, 2009, FREIT refinanced the mortgage loans secured by its Berdan Court apartment property in Wayne, NJ, with a new mortgage for approximately $20 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $12.3 million at a weighted average interest rate of 6.7%, and were due January 1, 2010. The new mortgage bears interest at 6.09%, and is due September 1, 2019. After closing costs FREIT netted approximately $7.3 million from this refinancing.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $32.3 million in floating rate loans outstanding, of which $22.5 million relates to the acquisition loan for The Rotunda and $9.8 million relates to the construction loan for the Damascus redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $323,000.

Index

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda property was scheduled to come due on July 19, 2009, and was extended by the bank until August 31, 2009. On August 27, 2009, the bank granted another extension on this loan until September 30, 2009. FREIT is in the process of negotiating revised terms for this loan.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)

Net income	$4,180	$4,559	$1,574	$1,919
Depreciation	4,407	4,086	1,470	1,411
Amortization of deferred mortgage costs	174	222	57	81
Deferred rents (Straight lining)	(163)	(140)	(59)	(48)
Amortization of acquired leases	27	(72)	9	(24)
Capital Improvements - Apartments	(143)	(346)	(36)	(88)
Minority interests:
Equity in earnings of affiliates	813	768	155	373
Distributions to minority interests	(820)	(707)	(257)	(112)

FFO	$8,475	$8,370	$2,913	$3,512

Per Share - Basic	$1.22	$1.23	$0.42	$0.51
Per Share - Diluted	$1.22	$1.21	$0.42	$0.51

Weighted Average Shares Outstanding:
Basic	6,944	6,802	6,942	6,844
Diluted	6,944	6,897	6,942	6,941

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first nine months of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II:  Other Information

Item 1:  Legal Proceedings

On August 6, 2009, Steven R. McKane, D.D.S., P.C. (“McKane, P.C.”) and Steven R. McKane, D.D.S. filed a complaint against Damascus Centre, LLC, Hekemian & Co., Inc. (FREIT’s managing agent), and others in the Circuit Court of Montgomery County, Maryland.  Damascus Centre, LLC is a 70% owned subsidiary of FREIT.  McKane, P.C. leases commercial office space at the Damascus Shopping Center located in Damascus, Maryland and owned by Damascus Centre, LLC.  The complaint alleges breach of contract, trespass, negligence and intentional infliction of emotional distress in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre, LLC’s development activities at the Damascus Shopping Center.  The complaint seeks compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages.  In addition, the plaintiffs seek to enjoin the demolition of the shopping center.  FREIT received notice of the lawsuit on September 2, 2009. At this time, given the recent filing of the complaint, FREIT is unable to make a determination with respect to the ultimate outcome of this matter, and accordingly, no provisions for this matter have been made in the accompanying financial statements.

Item 1A:  Risk Factors

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008, that was filed with the Securities and Exchange Commission on January 14, 2009.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding FREIT’s share repurchase program for the three months ended July 31, 2009 is as follows:

Issuer Purchases of Equity Securities (1)(2)(3)(4)(5)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2009 through May 31, 2009	73	$16.40	73	$998,783
June 1, 2009 through June 30, 2009	16	$16.00	16	$998,519
July 1, 2009 through July 31, 2009	-	-	-	$0
Total	89	$16.33	89	$0

(1)
On April 9, 2008, FREIT’s Board of Trustees authorized up to $2 million for the repurchase of FREIT’s shares of beneficial interest. The share repurchase plan provided for the repurchase of FREIT shares on or before March 31, 2009.

(2)	Share repurchases under this program were made from time to time in the open market or in privately negotiated transactions.
(3)	Through March 31, 2009, FREIT repurchased 50,920 shares at a cost of $1,133,545.
(4)
On March 31, 2009, FREIT announced the adoption of a new share repurchase plan to replace the repurchase plan that expired on March 31, 2009. The Plan complied with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provided for the repurchase of up to $1,000,000 in value of FREIT’s shares for the period beginning April 14, 2009 through June 30, 2009, subject to certain price limitation and other conditions established under the Plan.  Share repurchases under the Plan could have been made, from time to time, through privately negotiated transactions or in the open market.  The Plan could have been terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives. UBS Financial Services, Inc. was engaged as FREIT’s repurchasing agent, pursuant to the terms and conditions set forth in the share repurchase plan.

(5)
The share repurchase program expired on June 30, 2009. Through June 30, 2009, FREIT repurchased 51,009 shares under both repurchase plans at a cost of $1,135,026, which is reflected in the Shareholders’ Equity section of FREIT’s balance sheet.

Index

Item 6: Exhibits

Reference is made to the Exhibit index below.

Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 9, 2009
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)