Form 10-K
period 2009-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2010-01-14
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $79 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2009, the last business day of the registrant’s most recently completed second quarter.

As of January 14, 2010, the number of shares of beneficial interest outstanding was 6,942,143

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be held on April 7, 2010 are incorporated by reference in Part III of this Annual Report.

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

FREIT’s long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to its shareholders, and (iii) increase the overall value of FREIT’s portfolio. FREIT’s investments may take the form of wholly-owned fee interests, or if the circumstances warrant diversification of risk, ownership on a joint venture basis with other parties, including employees and affiliates of Hekemian & Co., Inc., FREIT’s managing agent (“Hekemian”) (See “Management Agreement”), provided FREIT is able to maintain management control over the property. While our general investment policy is to hold and maintain properties long-term, we may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which we have determined or determine are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

FREIT Website
All of FREIT’s Securities and Exchange Commission filings for the past two years are available free of charge on FREIT’s website, which can be accessed at http://www.FREITNJ.com.

Fiscal Year 2009 Developments

(i)	FINANCING

(a)
In addition to a $27.3 million construction loan obtained by Damascus Centre, LLC, a 70% owned affiliate of FREIT (“Damascus Centre”), FREIT has elected to fund, on a selective basis, construction costs for the redevelopment project at the Damascus Shopping Center (the “Damascus Center”), located in Damascus, MD and owned by Damascus Centre, at the prevailing interest rate for similar loans. As of October 31, 2009, FREIT had loaned to Damascus Centre approximately $2.2 million to cover construction costs. The loan between FREIT and Damascus  Centre is considered an intercompany loan, which has been eliminated in consolidation and is not presented as a receivable on FREIT’s Consolidated Balance Sheet.

(b)
The $22.5 million mortgage loan entered into by Grande Rotunda, LLC, a 60% owned affiliate of FREIT (“Grande Rotunda”), for the acquisition of the Rotunda, located in Baltimore, MD (the “Rotunda”), was scheduled to come due on July 19, 2009, and has been extended by the bank until February 1, 2010. FREIT is currently negotiating with the bank for a two to three year extension of this loan. It is expected that the extension will require the posting of additional collateral, and Grande Rotunda reducing the loan by up to $3 million. Under the agreement with the equity owners of Grande Rotunda, FREIT would be responsible for 60% of any cash required by Grande Rotunda, and 40% would be the responsibility of the minority interest. (See Notes 5, 7 and 14 to FREIT’s consolidated financial statements.)

(c)
FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2010, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of October 31, 2009, $18 million was available under the line of credit.

(ii)
CONSTRUCTION

A modernization and expansion is underway at the Damascus Center. Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket space was completed in August 2009, and the remainder of the Phase II construction should be completed in 2010. As of October 31, 2009, construction and other costs for Phase II approximated $9.2 million. The Phase III construction is expected to begin in mid-2010. Total construction costs were initially funded from the $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the Damascus Center. As of October 31, 2009, $9.9 million of this loan was drawn down to cover construction costs. In addition to the construction loan, FREIT elected to fund, on a selective basis, construction costs for the Damascus Center redevelopment project, at the prevailing interest rate for similar loans. As of October 31, 2009, FREIT had loaned to Damascus Centre approximately $2.2 million to cover construction costs. Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of the Rotunda, have been prepared. The Rotunda, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate  $200 million. As of October 31, 2009, the Company has incurred approximately $7.5 million of such costs, which are included in Construction in Progress (“CIP”) on the Consolidated Balance Sheet. City Planning Board approval has been received. Due to the adverse economic and credit conditions, the start date for the construction has not yet been determined.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2009 is included in Note 12, “Segment Information” to FREIT’s consolidated financial statements.

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

  Portfolio of Real Estate Investments

At October 31, 2009, FREIT’s real estate holdings included (i) nine (9) apartment buildings or complexes containing 1,075 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,265,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) four (4) parcels of undeveloped land consisting of approximately 40.37 acres. FREIT and its subsidiaries own all such properties in fee simple. See “Item 2 Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Grande Rotunda: FREIT owns a 60% membership interest in Grande Rotunda, which owns a 217,000 square foot mixed use property in Baltimore, MD.

Damascus Centre: FREIT owns a 70% membership interest in Damascus Centre, which owns the Damascus Center that is currently being renovated and expanded. (See Item 1-a(ii) Construction.)

Damascus Second, LLC:  FREIT owns a 70% interest in Damascus Second, LLC, which assumed a $27.3 million construction loan from Bank of America for the purpose of assisting Damascus Centre in owning, operating, managing and, as required, repairing the land and premises of the Damascus Center.

WestFREIT Corp: FREIT owns a 100% membership interest in WestFREIT, which owns the Westridge Square Shopping Center, a 257,000 square foot shopping center in Frederick, MD.

WestFredic LLC: FREIT owns a 100% membership interest in WestFredic, which assumed a $22 million mortgage loan that is secured by the Westridge Square Shopping Center in Frederick, MD.

            Employees

On October 31, 2009 FREIT and its subsidiaries had twenty-one (21) full-time employees and twelve (12) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately seventy percent (70%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately seven percent (7%) of his business activities to FREIT. Refer to “Item 10 – Directors, Executive Officers and Corporate Governance.” Hekemian  has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement.”

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement currently runs until October 31, 2011 and shall be automatically renewed for periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The salient provisions of the Management Agreement are as follows: FREIT retains the Managing Agent as the exclusive management and leasing agent for properties which FREIT owned as of April 2002 and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. The Managing Agent does not serve as the exclusive advisor for FREIT to locate and recommend to FREIT investments, which the Managing Agent deems suitable for FREIT, and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which the Managing Agent may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT or its affiliates, with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees approved, in general, development fee arrangements for the development services to be performed at the Rotunda (owned by Grande Rotunda), the Damascus Center (owned by Damascus Centre), and the South Brunswick project.  These fees will be payable to Hekemian Development Resources LLC (“Resources”), a wholly owned affiliate of Hekemian. Definitive agreements for the development services to be performed at the Rotunda and the Damascus Center have been executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Center to be equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). The minority ownership interests of Grande Rotunda and Damascus Centre are owned by Rotunda 100, LLC and Damascus 100, LLC, which are principally owned by employees of Hekemian, including certain members of the immediately family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. In connection with the development activities at South Brunswick, the fees with respect to this project are 7% of development costs of up to $21,000,000 (as may be modified). A definitive contract regarding the specific services to be provided at the South Brunswick project has not yet been finalized and approved. See Note 7 to FREIT’s consolidated financial statements.

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2009, FREIT’s aggregate outstanding mortgage debt was $202.3 million with an average interest cost on a weighted average basis of 5.09%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in “Item 2 Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2009 with respect to each of these properties.

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales would not be operative in this economic environment. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2009 the following table lists the ten (10) largest commercial tenants, which account for approximately 52.4% of FREIT’s leased commercial rental space and 36.9% of fixed commercial rents.

Tenant	Center	Sq. Ft.
Burlington Coat Factory	Westridge Square	85,992
Kmart Corporation	Westwood Plaza	84,254
Macy's Federated Department Stores, Inc.	Preakness	81,160
Pathmark Stores Inc.	Patchoque	63,932
Stop & Shop Supermarket Co.	Preakness	61,020
Safeway Stores Inc.	Damascus Center	57,860
Giant Of Maryland Inc.	Westridge Square	55,330
Stop & Shop Supermarket Co.	Franklin Crossing	48,673
Giant Food of Maryland	The Rotunda	35,994
TJ MAXX	Westwood Plaza	28,480

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make expected distributions to its shareholders, could be adversely affected. During Fiscal 2009 and Fiscal 2008 there were no material lease expirations, and there are no material lease expirations expected during Fiscal 2010.

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

Adverse Changes in General Economic Climate:  FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. An adverse decline in general economic conditions, particularly in New Jersey and Maryland, where a majority of our properties are located, has caused, and may continue to cause, reductions in rental revenues. A decline in general economic conditions has caused, and may continue to cause, apartment tenants to double-up or vacate, causing increases in vacancies, or to resist rent increases. Additionally, a general decline in economic conditions has caused, and may continue to cause, a lack of consumer confidence, resulting in lower levels of consumer spending that could adversely affect the financial condition of some of our retail tenants, resulting in their inability to pay rent and/or expense recovery charges (represents recovery of certain common area maintenance charges, including insurance and real estate taxes). These retail tenants have vacated, and may continue to vacate or fail to exercise renewal options for their space.

We receive a substantial portion of our operating income as rent under long-term leases with commercial tenants. At any time, any of our commercial tenants could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Given current conditions in the capital markets, retailers that have sought protection from creditors under bankruptcy law have had difficulty in some instances in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. Also, if tenants are unable to comply with the terms of our leases, we might modify lease terms in ways that are less favorable to us.

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

Development and construction risks:  As part of its investment strategy, FREIT seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. FREIT is currently renovating the Damascus Center and is planning a major development at the Rotunda property in Baltimore, Maryland. In addition it is contemplating the construction of an industrial building on its South Brunswick, New Jersey property. Development and construction activities are challenged with the following risks, which may adversely affect our cash flow:

•	financing may not be available in the amounts we seek, or may not be on favorable terms;
•	long-term financing may not be available upon completion of the construction;
•	failure to complete construction on schedule or within budget may increase debt service costs and construction costs; and
•	abandoned project costs could result in an impairment loss.

Debt financing could adversely affect income and cash flow:  FREIT relies on debt financing to fund its growth through acquisitions and development activities. To the extent third party debt financing is not available, or not available on favorable terms, acquisitions and development activities will be curtailed.

FREIT currently has approximately $169.9 million of non-recourse mortgage debt subject to fixed interest rates, and $32.4 million of partial recourse mortgage debt subject to variable interest rates ($22.5 million relates to the acquisition of the Rotunda property, and $9.9 million relates to the Damascus Center redevelopment project). These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required.  FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. Our $22.5 million Rotunda acquisition loan matures on February 1, 2010. FREIT is currently negotiating with the bank for a two to three year extension of this loan. It is expected that the extension will require the posting of additional collateral, and Grande Rotunda reducing the loan by up to $3 million. Under the agreement with the equity owners of Grande Rotunda, FREIT would be responsible for 60% of any cash required by Grande Rotunda, and 40% would be the responsibility of the minority interest.

To the extent we are unable to refinance our indebtedness on acceptable terms, we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $18 million credit line (of which $18 million was available as of October 31, 2009) and our Grande Rotunda acquisition mortgage loan contains financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

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

To protect our cash deposits due to the current banking crisis, we have repositioned our bank deposits to fall within the insured limits of the FDIC and the U.S. Treasury Guarantee Program. This necessitated transferring significant balances from interest bearing deposit accounts to non-interest bearing deposit accounts, which will result in reduced earnings from interest income for the current fiscal year and for the foreseeable future.

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

Residential Apartment Properties as of October 31, 2009:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate @ 10/31/09	Average Monthly Rent per Unit @ 10/31/09	Average Monthly Rent per Unit @ 10/31/08	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Palisades Manor	1962	12	93.6%	$1,107	$1,070	None (1)	$43
Palisades Park, NJ

Grandview Apts.	1964	20	96.2%	$1,166	$1,147	None (1)	$116
Hasbrouck Heights, NJ

Berdan Court	1965	176	94.5%	$1,441	$1,412	$19,966 (2)	$1,317
Wayne, NJ

Heights Manor	1971	79	84.0%	$1,143	$1,119	$3,081	$450
Spring Lake Heights, NJ

Hammel Gardens	1972	80	96.1%	$1,220	$1,192	$4,478	$655
Maywood, NJ

Steuben Arms	1975	100	94.8%	$1,263	$1,259	$6,209	$1,264
River Edge, NJ

Westwood Hills (3)	1994	210	95.6%	$1,448	$1,429	$15,806	$11,691
Westwood Hills, NJ

Pierre Towers (4)	2004	269	90.2%	$1,813	$1,791	$33,893	$43,688
Hackensack, NJ

Boulders (5)	2006	129	92.2%	$1,753	$1,771	$19,876	$19,501
Rockaway, NJ

(1) Security for draws against FREIT's Credit Line.
(2) On August 6, 2009, FREIT refinanced the mortgage loans secured by its Berdan Court apartment property in Wayne, NJ, with a new mortgage for approximately $20 million, due in 2019. The refinanced mortgages had outstanding principal balances that aggregated approximately $12.3 million at a weighted average interest rate of 6.7%, and were due January 1, 2010.

(3) FREIT owns a 40% equity interest in Westwood Hills. See "Investment in Subsidiaries".
(4) Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.
(5) Construction completed in August 2006 on land acquired in 1963 / 1964.

Commercial Properties as of October 31, 2009:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate @ 10/31/09	Average Annualized Rent per Sq. Ft. @ 10/31/09	Average Annualized Rent per Sq. Ft. @ 10/31/08	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,800	100.0%	$22.73	$20.48	None (1)	$115

Franklin Crossing	1966 (2)	87,041	90.8%	$24.03	$23.64	None (1)	$8,438
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	100.0%	$12.95	$12.91	$8,800	$9,874
Westwood, NJ

Westridge Square (3)	1992	256,620	93.1%	$12.94	$12.45	$22,000	$19,556
Frederick, MD

Pathmark Super Store	1997	63,962	100.0%	$19.99	$19.99	$5,878 (7)	$8,271
Patchogue, NY

Preakness Center (4)	2002	322,136	98.0%	$13.01	$12.79	$29,916	$30,303
Wayne, NJ

Damascus Center (5)	2003	152,001	44.2%	$14.62	$10.57	$9,857 (8)	$25,149
Damascus, MD

The Rotunda (6)	2005	216,645	90.7%	$18.16	$18.20	$22,500	$39,773
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$165
		Landlease

Rochelle Park, NJ	2007	1 Acre	N/A	N/A	N/A	None	$2,475
		Landlease
_____________________________________________________
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
(8) On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan, of which $9.9 million was drawn down at 10/31/09.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2009 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	25	84,977	7.4%	$ 1,410,942	$ 16.60
2010	16	39,616	3.4%	$ 734,496	$ 18.54
2011	23	70,345	6.1%	$ 1,431,051	$ 20.34
2012	23	150,594	13.1%	$ 1,785,852	$ 11.86
2013	24	92,552	8.1%	$ 1,689,729	$ 18.26
2014	17	53,719	4.7%	$ 840,767	$ 15.65
2015	13	87,561	7.6%	$ 1,026,170	$ 11.72
2016	9	46,411	4.0%	$ 719,391	$ 15.50
2017	9	37,608	3.3%	$ 646,690	$ 17.20
2018	15	42,819	3.7%	$ 952,880	$ 22.25
2019	2	83,960	7.3%	$ 299,800	$ 3.57

Land Under Development and Vacant Land as of October 31, 2009:
Vacant Land			Permitted Use Pre	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27

Wayne, NJ	2002	None	Commercial	2.1

Rockaway, NJ	1964	None	Residential	1.0

So. Brunswick, NJ (2)	1964	Principally leased	Industrial	33.0
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

FREIT has no properties that have contributed 15% or more of FREIT's total revenue in one or more of the last three fiscal years.

Although FREIT’s general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT’s and its shareholders’ best interests. With respect to FREIT’s future acquisition and development activities, FREIT will evaluate various real estate opportunities, which FREIT believes would increase FREIT’s revenues and earnings, as well as complement and increase the overall value of FREIT’s existing investment portfolio.

Except for the Pathmark supermarket super store located in Patchogue, Long Island, the TD Bank branch located in Rockaway, NJ and the Pascack Community Bank branch to be constructed on our land in Rochelle Park, NJ, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have nineteen (19) anchor / major tenants, that account for approximately 60% of the space leased. The balance of the space is leased to one hundred and seventy (170) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property			No. of
Shopping Center (SC)	Net Leaseable		Additional/Satellite
Office Building (O)	Space	Anchor/Major Tenants	Tenants

Westridge Square	256,620 (SC)	Burlington Coat Factory	24
Frederick, MD		Giant Supermarket
Franklin Crossing	87,041 (SC)	Stop & Shop	18
Franklin, Lakes, NJ
Westwood Plaza	173,854 (SC)	Kmart Corp	18
Westwood, NJ		TJMaxx
Preakness Center (1)	322,136 (SC)	Stop & Shop	41
Wayne, NJ		Macy's
		CVS
		Annie Sez
		Clearview Theaters
Damascus Center (2)	152,001 (SC)	Safeway Stores	11
Damascus, MD
The Rotunda (3)	138,276 (O)	Clear Channel Broadcasting	49
Baltimore, MD		US Social Security Office
		Janus Associates

	78,369 (SC)	Giant Food of Maryland	8
		Rite Aid Corporation
		Bank of America
Patchogue, NY	63,962 (SC)	Pathmark	-
Glen Rock, NJ	4,800 (SC)	Chase Bank	1
(1) FREIT has a 40% interest in this property.		(2) FREIT has a 70% interest in this property.
(3) FREIT has a 60% interest in this property.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT’s commercial properties averaged an 89.8% occupancy rate with respect to FREIT’s available leasable space.

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.2% occupancy rate with respect to FREIT’s available apartment units.

FREIT does not believe that any seasonal factors materially affect FREIT’s business operations and the leasing of its commercial and apartment properties.

FREIT believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

ITEM 3	LEGAL PROCEEDINGS

Other than the legal proceeding related to the Damascus Center, as described below, there are no other material pending legal proceedings to which FREIT is a party, or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT's business including various tenancy and related matters. Notwithstanding the environmental conditions disclosed in “Item 1(c) Narrative Description of Business - Impact of Governmental Laws and Regulations on Registrant’s Business; Environmental Matters,” there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT.

On August 6, 2009, a complaint was filed against Damascus Centre (a 70% owned subsidiary of FREIT), Hekemian (FREIT’s managing agent), and others in the Circuit Court of Montgomery County, Maryland.  The plaintiffs leased commercial office space at the Damascus Center.  The complaint alleges a number of causes of action in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre’s development activities at the Damascus Center. The complaint seeks compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages.  In addition, the plaintiffs seek to enjoin the demolition of the shopping center. FREIT received notice of the lawsuit on September 2, 2009. At this time, based on the limited information available, FREIT believes the claim to be substantially without merit, and will vigorously defend itself against all claims related to this matter. Accordingly, no provisions for this matter have been made in the accompanying financial statements.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of FREIT's 2009 fiscal year.

PART II

ITEM 5	MARKET FOR FREIT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of Beneficial Interest
Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized, issued and outstanding class of equity. As of January 14, 2010, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2009
First Quarter	$15.00	$15.80
Second Quarter	$15.25	$15.25
Third Quarter	$16.00	$16.00
Fourth Quarter	$17.20	$17.20

	Bid	Asked
Fiscal Year Ended October 31, 2008
First Quarter	$21.60	$21.60
Second Quarter	$22.00	$22.05
Third Quarter	$23.50	$23.50
Fourth Quarter	$18.60	$21.00

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

On March 31, 2009, FREIT announced the adoption of a new share repurchase plan to replace the repurchase plan that expired on March 31, 2009. The new plan complied with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provided for the repurchase of up to $1,000,000 in value of FREIT’s shares for the period beginning April 14, 2009 through June 30, 2009, subject to certain price limitations and other conditions established under the new plan. Share repurchases under the new plan could have been made, from time to time, through privately negotiated transactions or in the open market. The new plan could have been terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives. UBS Financial Services, Inc. was engaged as FREIT’s repurchasing agent, pursuant to the terms and conditions set forth in the share repurchase plan.

The new share repurchase plan expired on June 30, 2009. Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Shareholders’ Equity section of FREIT’s consolidated balance sheets.

Dividends
The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2009 and Fiscal 2008, FREIT paid or declared aggregate total dividends of $1.20 and $1.20 per share, respectively, to the holders of shares. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2009 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2009	2008	2007	2006	2005
	(In thousands of dollars)
Total Assets	$251,851	$241,756	$242,755	$234,786	$214,998
Mortgage Loans	$202,260	$192,352	$189,389	$180,679	$166,874
Shareholders' Equity	$20,722	$23,561	$25,130	$24,972	$26,115
Weighted average shares outstanding:
Basic	6,944	6,835	6,753	6,574	6,440
Diluted	6,944	6,835	6,916	6,816	6,774

INCOME STATEMENT DATA:
Year Ended October 31,	2009	2008	2007	2006	2005
	(In thousands of dollars, except per share amounts)
Revenue:
Revenue from real estate operations	$42,422	$42,340	$40,738	$37,893	$33,268
Expenses:
Real estate operations	17,600	16,996	16,673	15,658	13,414
General and administrative expenses	1,652	1,542	1,543	1,212	1,001
Depreciation	5,870	5,622	5,311	4,726	4,252
Totals	25,122	24,160	23,527	21,596	18,667

Operating income	17,300	18,180	17,211	16,297	14,601

Investment income	221	554	634	232	229
Interest expense including amortization of deferred financing costs	(10,848)	(11,557)	(11,897)	(11,127)	(10,039)
Minority interest	(1,121)	(1,138)	(776)	(407)	(426)
Income from continuing operations	5,552	6,039	5,172	4,995	4,365
Discontinued operations:
Income from discontinued operations, net of Minority Interests *	-	-	3,771	163	129
Net income	$5,552	$6,039	$8,943	$5,158	$4,494

* Includes gain on disposal of $3,680 in fiscal year 2007.
Basic earnings per share:
Continuing operations	$0.80	$0.88	$0.76	$0.76	$0.68
Discontinued operations	-	-	0.56	0.02	0.02
Net income	$0.80	$0.88	$1.32	$0.78	$0.70
Diluted earnings per share:
Continuing operations	$0.80	$0.88	$0.74	$0.73	$0.64
Discontinued operations	-	-	0.55	0.03	0.02
Net income	$0.80	$0.88	$1.29	$0.76	$0.66
Cash Dividends Declared Per Common Share	$1.20	$1.20	$1.30	$1.25	$1.20

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The global economic and financial crisis: The U.S. economy is beginning to show signs of recovery from the recession and the bank liquidity and credit market crisis that had plagued the U.S. and the regional economies in which we operate. Continued economic growth is expected throughout 2010. However, job growth is lagging overall economic growth and, many economists are expecting that unemployment will not peak until mid-2010.

Residential Properties: While the occupancy at our residential properties generally remains high, the effects of the economic recession have been felt. As a result of higher than normal unemployment in our areas of operations, we are experiencing rent reductions, a higher number of move-outs and higher than usual incidences of delinquencies of rental payments, causing us to more closely review our allowance for doubtful accounts and increase the related bad debt reserve as warranted.

Commercial Properties: Overall, retail sales have begun to register increases among retailers, although results have been mixed. The continued low level of consumer spending has had an impact on the sales volumes and profitability of many merchants, including those who are our tenants. As a result, some tenants have closed their business; some have been put on relaxed payment plans, or are seeking reduced rents or other rent concessions. As such, delinquencies have increased, causing us to more closely review our allowance for doubtful accounts and increase the related bad debt reserve as warranted. To date our tenant fall-out has been minor, however, we may experience additional fall-out if the economic recovery is slow.  We expect re-leasing of vacated space to take longer and, generally at lower rents that reflect current economic conditions.

Development Projects and Capital Expenditures:  We are concentrating only on those capital expenditures that are absolutely necessary. We continue to pursue the completion of the development and construction activities started at the Damascus Center. Because of reduced demand from residential rental tenants and buyers, curtailed business expansion, and the current state of the credit markets, no date has been determined for the commencement of construction at our Rotunda and South Brunswick projects.

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

The $22.5 million mortgage loan entered into by Grande Rotunda for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and has been extended by the bank until February 1, 2010. FREIT is currently negotiating with the bank for a two to three year extension of this loan. It is expected that the extension will require the posting of additional collateral, and Grande Rotunda reducing the loan by up to $3 million. Under the agreement with the equity owners of Grande Rotunda, FREIT would be responsible for 60% of any cash required by Grande Rotunda, and 40% would be the responsibility of the minority interest. (See Notes 5, 7 and 14 to FREIT's consolidated financial statements.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2009 and 2008, and for the years ended October 31, 2009, 2008 and 2007. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

During 2007, FREIT sold its Lakewood, NJ property. FREIT reclassified the gain on the sale, as well as the net income (loss) from the operation of this property as Discontinued Operations for all periods presented. The results of this reclassification can be seen in "Item 6 Selected Financial Data" above and in the Consolidated Financial Statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K.

Adopted and recently issued accounting standards:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162” (“ASC”). ASC is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing authoritative literature in a topically organized structure for nongovernmental entities, in addition to guidance issued by the SEC. ASC supercedes all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. FASB Statement No. 168 is the final standard issued by the FASB in that form. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted FASB ASC effective with its Form 10-K for the year ended October 31, 2009, and the adoption of this new standard did not have an impact on our financial statements. The Company’s accounting policies were not affected by the adoption of ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate topics of ASC.

In June 2009, The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (Topic 810), which changes guidance for variable interest entities that are insufficiently capitalized or not controlled through voting or similar rights. SFAS No.167 amends FIN 46(R) to require that a variable interest entity (“VIE”) be consolidated by the company that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The new standard will be effective for fiscal years beginning after November 15, 2009, or January 1, 2010 for calendar year companies. The adoption of SFAS 167 is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (ASC 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009. FREIT has adopted this statement effective with its 3rd Quarter 10-Q for the period ended July 31, 2009. In accordance with the provisions of ASC 855, FREIT has evaluated all events or transactions through January 14, 2010. (See Note 14 – to FREIT’s consolidated financial statements.)

On December 4, 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (ASC 810-10). The standard is effective for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited. The objective of ASC 810 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) requiring all entities to report non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) expanding the disclosure requirements with respect to the parent and its non-controlling interests. Adoption of ASC 810 will require separate presentation in the statement of undistributed earnings of the changes in the non-controlling members’ interests, as well as balance sheet presentation of such interests as a separate component of Shareholders’ Equity. Upon adoption by the Company effective November 1, 2009, ASC 810 will require retrospective application for all periods presented.

Since we consider net income from continuing operations to be the most significant element of net income, all references and comparisons refer to this item unless otherwise stated. All references to per share amounts are on a diluted basis (unless otherwise indicated).

Results of Operations:

Fiscal Years Ended October 31, 2009 and 2008

Summary revenues and net income for the fiscal years ended October 31, 2009 (“Fiscal 2009”) and October 31, 2008 (“Fiscal 2008”) are as follows:

	Year Ended October 31,
	2009	2008	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$23,333	$23,149	$184
Residential properties	19,089	19,191	(102)
Total real estate revenues	42,422	42,340	82

Operating expenses:
Real estate operations	17,600	16,996	604
General and administrative	1,652	1,542	110
Depreciation	5,870	5,622	248
Total operating expenses	25,122	24,160	962
Operating income	17,300	18,180	(880)

Investment income	221	554	(333)

Financing costs	(10,848)	(11,557)	709
Minority interest in earnings of subsidiaries	(1,121)	(1,138)	17
Net income	$5,552	$6,039	$(487)

Earnings per share:
Basic	$0.80	$0.88	$(0.08)
Diluted	$0.80	$0.88	$(0.08)

Weighted average shares outstanding:
Basic	6,944	6,835
Diluted	6,944	6,835

Real Estate revenue for Fiscal 2009 experienced a slight increase of 0.2% to $42,422,000 compared to $42,340,000 for Fiscal 2008. The economic recession continues to have a negative impact on FREIT’s financial performance, specifically during the last half of Fiscal 2009, in which both our commercial and residential segments experienced a decline in real estate revenues and operating income. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income for Fiscal 2009 and 2008:

NET INCOME COMPONENTS
	Year Ended
	October 31,
	2009	2008	Change
	($ in thousands)
Income from real estate operations:
Commercial properties	$14,114	$14,332	$(218)

Residential properties	10,708	11,012	(304)
Total income from real estate operations	24,822	25,344	(522)

Financing costs:
Fixed rate mortgages	(10,106)	(10,119)	13
Floating rate - Rotunda	(432)	(1,098)	666
Corporate interest -floating rate credit line	(310)	(340)	30
Total financing costs	(10,848)	(11,557)	709

Investment income	221	554	(333)

General & administrative expenses:
Accounting fees	(573)	(600)	27
Legal & professional fees	(114)	(80)	(34)
Trustee fees	(510)	(500)	(10)
Corporate expenses	(455)	(362)	(93)
Total general & administrative expenses	(1,652)	(1,542)	(110)

Minority interest in earnings of subsidiaries	(1,121)	(1,138)	17

Depreciation:
Same properties (1)	(5,454)	(5,328)	(126)
Damascus center-phase I becoming operational in June 2008	(416)	(294)	(122)
Total depreciation	(5,870)	(5,622)	(248)

Net Income	$5,552	$6,039	$(487)

(1) Properties operated since the beginning of Fiscal 2008.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2009	2008	$	%	2009	2008	$	%	2009	2008
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,687	$17,238	$449	2.6%	$18,781	$18,978	$(197)	-1.0%	$36,468	$36,216
Reimbursements	5,247	5,370	(123)	-2.3%	-	-	-		5,247	5,370
Other	196	208	(12)	-5.8%	308	213	95	44.6%	504	421
Total Revenue	23,130	22,816	314	1.4%	19,089	19,191	(102)	-0.5%	42,219	42,007

Operating expenses	9,219	8,817	402	4.6%	8,381	8,179	202	2.5%	17,600	16,996
Net operating income	$13,911	$13,999	$(88)	-0.6%	$10,708	$11,012	$(304)	-2.8%	24,619	25,011
Average
Occupancy %	89.3%	89.8%		-0.5%	92.8%	94.8%		-2.0%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					238	237
				Amortization of acquired leases					(35)	96
				Net investment income					221	554
				General and administrative expenses					(1,652)	(1,542)
				Depreciation					(5,870)	(5,622)
				Financing costs					(10,848)	(11,557)
				Minority interest					(1,121)	(1,138)
					Net income				5,552	6,039

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

COMMERCIAL SEGMENT
FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,139,000 sq. ft. of retail space and 138,000 sq. ft. of office space for fiscal 2009.  Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One is from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who is currently building and will soon be operating a bank branch on land FREIT owns in Rochelle Park, NJ.

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for Fiscal 2009 increased by 1.4% as compared to Fiscal 2008. However, NOI for Fiscal 2009 decreased by 0.6% from Fiscal 2008. The primary reasons for the decrease in NOI for Fiscal 2009 were lower expense reimbursements stemming from prior year common area maintenance adjustments, compounded by an increase in operating expenses, specifically in the allowance for doubtful accounts at the Rotunda. Average occupancy rates for FREIT’s commercial segment (exclusive of the Damascus Center) for Fiscal 2009 was at 95.4%, compared to 95.1% for the prior year’s period. The ongoing renovation at the Damascus Center , caused a temporary decline in occupancy levels. The average occupancy rate for the Damascus Center decreased to 44.2% for Fiscal 2009, as compared to 47.7% for Fiscal 2008. The average occupancy rate for the Damascus Center for the last half of Fiscal 2009 showed signs of improvement with tenants occupying new space due to the completion of the Phase I construction. (See discussion below).

Overall, retail sales have registered increases, although among retailers results have been mixed. The continued low level of consumer spending has had an impact on the sales volumes and profitability of many merchants, including those who are our tenants. As a result, some tenants have closed their business, some have been put on relaxed payment plans, and some are seeking reduced rents or other rent concessions. Delinquencies have increased, causing us to closely review our allowance for doubtful accounts and increase the related bad debt reserve as warranted. Bad debt expense for Fiscal 2009 increased $151,000 to $212,000, as compared to $61,000 for last year’s comparable period. Year-to-date, tenant fall-out has been minor as average occupancy declined only 0.5%, however, we may experience additional fall-out if the economic recovery is slow.  We expect re-leasing of vacated space to take longer and, generally at lower rents that reflect current economic conditions.

DEVELOPMENT ACTIVITIES
A modernization and expansion is underway at the Damascus Center. Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket space was completed in August 2009, and the remainder of the Phase II construction should be completed in 2010. As of October 31, 2009, construction and other costs for Phase II approximated $9.2 million. The Phase III construction is expected to begin in mid-2010. Total construction costs will be funded from a $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the Damascus Center.   This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Center. As of October 31, 2009, $9.9 million of this loan was drawn down to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of October 31, 2009, we have incurred approximately $7.5 million for planning and feasibility studies. Due to the adverse economic and credit conditions, the start date for the construction has not yet been determined.

RESIDENTIAL SEGMENT
FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, total revenue and NOI from our residential segment for Fiscal 2009 decreased 0.5% and 2.8%, respectively, to $19,089,000 and $10,708,000 from last year’s comparable period. The primary reasons for the decrease in total revenue and NOI for Fiscal 2009 were a drop in average occupancy, lower base rental income, and an overall increase in operating expenses.

While average occupancy at our residential properties for Fiscal 2009 is at 92.8%, the effects of the economic recession have been felt. Year-to-date, average occupancy has fallen 2.0% compared to Fiscal 2008. The declines are attributable to higher than normal unemployment in our areas of operation. Additionally, we are experiencing rent reductions, a higher number of move-outs, and higher than usual incidences of delinquencies of rental payments. As with our commercial segment, we are closely reviewing our allowance for doubtful accounts and increasing the related bad debt reserve as warranted. Bad debt expense for Fiscal 2009 increased $85,000 to $155,000, as compared to $70,000 for last year’s comparable period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2009 and Fiscal 2008 period were $1,526 and $1,554, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $197,000 and $181,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We have substantially completed modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation was expected to cost approximately $3 - $4 million, and apartments were renovated as they became temporarily vacant.  It is anticipated that this renovation will be completed in fiscal 2010. These costs are being financed from operating cash flow and cash reserves. Through October 31, 2009, we expended approximately $3.9 million in capital improvements at The Pierre.

FINANCING COSTS
Financing costs are summarized as follows:

	Year Ended October 31,
	2009	2008
	(in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$8,771	$8,547
New (1)	653	244
2nd Mortgages
Existing	465	1,188
Variable rate mortgages:
Acquisition loan-Rotunda	531	1,198
Construction loan-Damascus	147	112
Other	310	245
	10,877	11,534
Amortization of Mortgage Costs	239	371
Total Financing Costs	11,116	11,905
Less amount capitalized	(268)	(348)
Financing costs expensed	$10,848	$11,557

(1) Mortgages not in place at beginning of Fiscal 2008.

Total financing costs before capitalized amounts for Fiscal 2009 decreased 6.6%, over the prior year’s comparable period. This decrease was primarily attributable to our $22.5 million acquisition loan for The Rotunda property, which bears a floating interest rate. Lower interest rates over the course of the current year decreased the level of interest expense for the Rotunda by approximately $667,000 to $531,000 for Fiscal 2009.

INVESTMENT INCOME
Investment income for Fiscal 2009 decreased 60.1% to $221,000, as compared to the comparable prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, a limited liability company in which FREIT owns a 70% equity interest). The decrease in investment income was primarily attributable to lower interest income on the Company’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due in part to lower interest rates.

To protect our cash deposits due to the current banking crisis, we have repositioned our bank deposits to fall within the insured limits of the FDIC and the U.S. Treasury Guarantee Program. This necessitated transferring significant balances from interest bearing deposit accounts to non-interest bearing deposit accounts, which resulted in reduced earnings from interest income for the current fiscal year and for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)
During Fiscal 2009, G & A was $1,652,000, as compared to $1,542,000 for the prior year’s period. The increases for Fiscal 2009 was primarily attributable to increased office expense, Trustees’ fees, development costs related to FREIT’s new website, expenditures related to the settlement of certain litigation amounting to approximately $42,000, and higher legal and professional fees related to this litigation.

DEPRECIATION
Depreciation expense for Fiscal 2009 was $5,870,000, as compared to $5,622,000 for the prior year’s period. The increase was primarily attributable to current renovation and construction projects becoming operational at the Damascus Center, the Westridge Square Shopping Center, and the Pierre Towers apartments, respectively.

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

Revenue for Fiscal 2008 increased 3.9% to $42,340,000 compared to $40,738,000 for Fiscal 2007. The increase in revenues was attributable to both of FREIT’s real estate segments, with the commercial segment contributing 65% of the increase, and the residential segment contributing 35% of the increase.

During the 3rd quarter of Fiscal 2007, FREIT sold its Lakewood Apartments in Lakewood, New Jersey. In compliance with  applicable accounting guidance, the gain on the sale, as well as the current and prior year’s earnings of the Lakewood operation are classified as “Income from discontinued operations”, which is included within “Net Income” after “Income from continuing operations”. (See Note 3 for a further discussion of the sale.) Net income for Fiscal 2008 was $6,039,000 ($0.88 diluted) compared to $8,943,000 ($1.29 diluted) for the prior year. Income from continuing operations for Fiscal 2008 was $6,039,000 ($0.88 diluted) compared to $5,172,000 ($0.74 diluted) for the prior year.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income for Fiscal 2008 and 2007:

NET INCOME COMPONENTS

	Year Ended October 31,
	2008	2007	Change
	(in thousands)

Commercial Properties (except Damascus)	$13,812	$13,085	$727
Damascus Center - undergoing renovation	520	406	114
Total Commercial Properties	14,332	13,491	841

Residential Properties	11,012	10,574	438

Total income from real estate operations	25,344	24,065	1,279

Financing costs:
Fixed rate mortgages	(10,119)	(9,966)	(153)
Floating Rate - Rotunda	(1,098)	(1,638)	540
Corporate Interest - floating rate credit line	(340)	(293)	(47)
Total financing costs	(11,557)	(11,897)	340

Investment income	554	634	(80)

Corporate expenses	(862)	(816)	(46)
Accounting & other professional fees	(680)	(727)	47
Minority interest in earnings of subsidiaries	(1,138)	(626)	(512)
Distribution to Westwood Hills minority interests	-	(150)	150

Depreciation	(5,622)	(5,311)	(311)

Income from continuing operations	6,039	5,172	867

Income from discontinued operations	-	3,771	(3,771)

Net Income	$6,039	$8,943	$(2,904)

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2008	2007	$	%	2008	2007	$	%	2008	2007
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,238	$16,692	$546	3.3%	$18,978	$18,333	$645	3.5%	$36,216	$35,025
Reimbursements	5,370	4,639	731	15.8%	-	-	-		5,370	4,639
Other	208	182	26	14.3%	213	293	(80)	-27.3%	421	475
Total Revenue	22,816	21,513	1,303	6.1%	19,191	18,626	565	3.0%	42,007	40,139

Operating expenses	8,817	8,621	196	2.3%	8,179	8,052	127	1.6%	16,996	16,673
Net operating income	$13,999	$12,892	$1,107	8.6%	$11,012	$10,574	$438	4.1%	25,011	23,466
Average
Occupancy %	89.8%	90.3%		-0.5%	94.8%	95.0%		-0.2%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					237	298
				Amortization of acquired leases					96	301
				Net investment income					554	634
				General and administrative expenses					(1,542)	(1,543)
				Depreciation					(5,622)	(5,311)
				Financing costs					(11,557)	(11,897)
				Distributions to certain minority interests					-	(150)
				Minority interest					(1,138)	(626)
				Income from continuing operations					6,039	5,172
				Income from discontinued operations					-	3,771
					Net income				$6,039	$8,943

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

Revenue and NOI from FREIT’s commercial segment for Fiscal 2008 increased $1.3 million (6.1%) and $1.1 million (8.6%), respectively, over Fiscal 2007. The primary reasons for the increase in revenue and NOI, not including Damascus Centre, were higher occupancy levels at Westridge Square, Westwood Plaza and the Rotunda, a full-year’s revenue with respect to FREIT’s Rochelle Park land lease and an increase in reimbursable operating expenses over last year, specifically at the Rotunda. The increase in revenue and NOI was tempered slightly by the effect of the anticipated planned renovation at the Damascus Center, which caused a temporary decline in occupancy levels. Average occupancy rates for FREIT’s commercial segment for Fiscal 2008 was at 95.1%, exclusive of the Damascus Center, compared to 94.6% for Fiscal 2007. Occupancy rates for the Damascus Center decreased to 47.7% for Fiscal 2008 from 55.9% for Fiscal 2007.

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

RESIDENTIAL SEGMENT
During Fiscal 2008 and Fiscal 2007, FREIT operated nine (9) multi-family apartment communities totaling 1,075 apartment units, excluding the Lakewood property that was sold during Fiscal 2007. (See Note 3 to FREIT’s consolidated financial statements for a further discussion of the sale.)

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

INVESTMENT INCOME
Investment income decreased 13% to $554,000 during Fiscal 2008 from $634,000 in Fiscal 2007. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, a limited liability company in which FREIT owns a 70% equity interest). The decrease in investment income for the current year was primarily attributable to lower interest income on the Company’s investments, due in part to lower interest rates and a decrease in the level of investable cash for Fiscal 2008, as funds were used for construction and development activities. Slightly offsetting the decrease in investment income was increased interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center.

FINANCING COSTS
Financing costs are summarized as follows:

	Year Ended October 31,
	2008	2007
	(in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$8,547	$6,503
New (1)	244	1,728
2nd Mortgages
Existing	1,188	1,774
Variable rate mortgages:
Acquisition loan-Rotunda	1,198	1,580
Construction loan-Damascus	112	-
Other	245	269
	11,534	11,854
Amortization of Mortgage Costs	371	277
Total Financing Costs	11,905	12,131
Less amount capitalized	(348)	(234)
Financing costs expensed	$11,557	$11,897

(1) Mortgages not in place at beginning of Fiscal 2007.

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

DEPRECIATION
Depreciation expense in Fiscal 2008 increased $311,000 (5.9%) to $5,622,000 from $5,311,000 for Fiscal 2007. The increase was primarily attributable to depreciation related to the June 2008 completion of Phase I of the Damascus Center redevelopment project, in addition to capital improvements at FREIT’s Westridge Square Shopping Center in Frederick, MD.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $13.4 million for Fiscal 2009 compared to $13.8 million for Fiscal 2008. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2009, we had cash and marketable securities totaling $11.3 million compared to $8.2 million at October 31, 2008.

On August 6, 2009, FREIT refinanced the mortgage loans secured by its Berdan Court apartment property in Wayne, NJ, with a new mortgage for approximately $20 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $12.3 million at a weighted average interest rate of 6.7%, and were due January 1, 2010. The new mortgage bears interest at 6.09%, and is due September 1, 2019. After closing costs, FREIT netted approximately $7.3 million from this refinancing.

We are in the process of rebuilding of the Damascus Center. The total capital required for this project is estimated at $21.9 million. On February 12, 2008, Damascus Centre closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of October 31, 2009, Damascus Centre drew down $9.9 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value.

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing. During Fiscal 2008, we  substantially completed the planning and feasibility studies and expended approximately $7.5 million during this phase, which adds to the value of our property. Due to the adverse economic and credit conditions, no date for the commencement of construction has been determined.

As at October 31, 2009, FREIT’s aggregate outstanding mortgage debt was $202.3 million. This debt bears a fixed weighted average interest rate of 5.09%. The fixed rate mortgages, which have an average life of approximately 5.5 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ Millions
2010	$22.5
2012	$9.9
2013	$8.0
2014	$25.9
2016	$24.5
2017	$22.0
2018	$5.0
2019	$45.0
2022	$14.4

Our Rotunda acquisition loan of $22.5 million matures in February 2010. FREIT is currently negotiating with the bank for a two to three year extension of this loan. It is expected that the extension will require the posting of additional collateral, and Grand Rotunda reducing the loan by up to $3 million. Under the agreement with the equity owners of Grande Rotunda, FREIT would be responsible for 60% of any cash required by Grande Rotunda, and 40% would be the responsibility of the minority interest. (See Notes 5, 7 and 14 to FREIT's consolidated financial statements.)

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2009 and 2008:

(In Millions)	October 31, 2009	October 31, 2008
Fair Value	$198.1	$196.2
Carrying Value	$202.3	$192.4

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $9.0 million, and a 1% decrease would increase the fair value by $9.7 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2010, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%.

In connection with its construction activities in Rockaway, NJ, FREIT utilized the credit line for the issuance of a $384,000 Letter of Credit, which expired on April 3, 2009. As of October 31, 2009, approximately $18 million was available under the line of credit.

The variable rate mortgage loan on the Patchogue, NY property came due on January 2, 2008. The due date of the loan was extended to February 29, 2008. On February 29, 2008, the unpaid principal amount of this loan of approximately $5.9 million was refinanced with a $6 million mortgage loan bearing a fixed interest rate of 6.125%, with a ten (10) year term, and payable according to a thirty (30) year amortization schedule. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan).

FREIT’s total capital commitments represent obligations under its mortgage loan and construction contracts as follows:

CAPITAL COMMITMENTS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$25,087	$2,636	$6,290	$5,647	$10,514
Balloon Payments	167,316	22,500	-	33,918	110,898
Total Long-Term Debt	192,403	25,136	6,290	39,565	121,412

Construction Loan (a)	9,857	-	9,857	-	-
Total Capital Commitments	$202,260	$25,136	$16,147	$39,565	$121,412

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

On March 31, 2009, FREIT announced the adoption of a new share repurchase plan to replace the repurchase plan that expired on March 31, 2009. The new plan complied with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provided for the repurchase of up to $1,000,000 in value of FREIT’s shares for the period beginning April 14, 2009 through June 30, 2009, subject to certain price limitations and other conditions established under the Plan. Share repurchases under the new plan could have been made, from time to time, through privately negotiated transactions or in the open market. The new plan could have been terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives. UBS Financial Services, Inc. was engaged as FREIT’s repurchasing agent, pursuant to the terms and conditions set forth in the share repurchase plan.

The new share repurchase plan expired on June 30, 2009. Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Shareholders’ Equity section of FREIT’s consolidated balance sheets.

Funds From Operations (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Year Ended October 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Net income	$5,552	$6,039	$8,943
Depreciation	5,870	5,622	5,311
Amortization of deferred mortgage costs	239	371	277
Deferred rents (Straight lining)	(238)	(237)	(298)
Amortization of acquired leases	35	(96)	(301)
Capital Improvements - Apartments	(204)	(424)	(460)
Discontinued operations	-	-	(3,771)
Minority interests:
Equity in earnings of subsidiaries	1,121	1,138	776
Distributions to minority interests	(926)	(1,093)	(998)
FFO	$11,449	$11,320	$9,479

Per Share - Basic	$1.65	$1.66	$1.40
Per Share - Diluted	$1.65	$1.66	$1.37
Weighted Average Shares Outstanding:
Basic	6,944	6,835	6,753
Diluted	6,944	6,835	6,916

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

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year’s net income and taxable income. The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage  of taxable income for those periods.

	Fiscal Year ended October 31,
	2009	2008	2007
First Quarter	$0.30	$0.30	$0.30
Second Quarter	$0.30	$0.30	$0.30
Third Quarter	$0.30	$0.30	$0.30
Fourth Quarter	$0.30	$0.30	$0.40
Total For Year	$1.20	$1.20	$1.30

		(in thousands of dollars)				Dividends
Fiscal	Per	Total	Ordinary	Capital Gain	Taxable	as a % of
Year	Share	Dividends	Income	Income	Income	Taxable Income
2009	$1.20	$8,331	$6,190	$-	$6,190	134.6%
2008	$1.20	$8,263	$6,346	$-	$6,346	130.2%
2007	$1.30	$8,787	$5,353	$2,040	$7,393	118.9%

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

Management’s Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2009. Eisner LLP, FREIT’s independent registered public accounting firm for fiscal 2009, audited FREIT’s financial statements contained in this Form 10-K, has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2009. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2009 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B     OTHER INFORMATION
 None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiaries

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). FREIT’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FREIT as of October 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2009 and financial statement schedule, and our report dated January 14, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Eisner LLP
New York, New York

January 14, 2010

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and " Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2010.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled " Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2010.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2010.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2010.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “ Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2010.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements:	Page

(i) Report of Independent Registered Public Accounting Firm of Eisner LLP	40

(ii) Consolidated Balance Sheets as of October 31, 2009 and 2008	41

(iii) Consolidated Statements of Income and Comprehensive Income for the years ended October 31, 2009, 2008 and 2007

(iv) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2009, 2008 and 2007
42 43

(v) Consolidated Statements of Cash Flows for the years ended October 31, 2009, 2008 and 2007	44

(vi) Notes to Consolidated Financial Statements	45

(b) Exhibits:

See Index to Exhibits.	60

(c) Financial Statement Schedule:

(i) XI - Real Estate and Accumulated Depreciation.	58/59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 14, 2010	By: /s/ Robert S. Hekemian
Robert S. Hekemian, Chairman of the Board and Chief Executive Officer

By: /s/ Donald W. Barney
President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2009. Our audits also included the financial statement schedule listed in the index at item 15(c). These consolidated financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FREIT as of October 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the referred financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2010 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, New York

January 14, 2010

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$214,283	$208,955
Construction in progress	9,694	8,058
Cash and cash equivalents	6,751	8,192
Investments in US Treasury Bills at amortized cost,
which approximates fair value	4,549	-
Tenants' security accounts	2,147	2,377
Sundry receivables	4,440	4,371
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	3,198	2,952
Acquired over market leases and in-place lease costs	670	865
Deferred charges, net	2,793	2,660
Totals	$251,851	$241,756

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages payable	$202,260	$192,352
Accounts payable and accrued expenses	7,496	4,014
Dividends payable	2,083	2,084
Tenants' security deposits	2,847	3,061
Acquired below market value leases and deferred revenue	3,049	3,485
Total liabilities	217,735	204,996

Minority interest	13,394	13,199

Commitments and contingencies

Shareholders' equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized;
6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 and 46,720 shares	(1,135)	(1,075)
Dividends in excess of net income	(3,112)	(333)
Total shareholders' equity	20,722	23,561
Totals	$251,851	$241,756

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended October 31,
	2009	2008	2007
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$36,671	$36,549	$35,624
Reimbursements	5,247	5,370	4,639
Sundry income	504	421	475
Totals	42,422	42,340	40,738

Expenses:
Operating expenses	10,984	10,766	10,742
Management fees	1,870	1,847	1,775
Real estate taxes	6,398	5,925	5,699
Depreciation	5,870	5,622	5,311
Totals	25,122	24,160	23,527

Operating income	17,300	18,180	17,211

Investment income	221	554	634
Interest expense including amortization
of deferred financing costs	(10,848)	(11,557)	(11,897)
Minority interest	(1,121)	(1,138)	(626)
Distribution to certain minority interests	-	-	(150)
Income from continuing operations	5,552	6,039	5,172
Discontinued operations:
Earnings from discontinued operations	-	-	91
Gain on sale	-	-	3,680
Income from discontinued operations	-	-	3,771
Net income	$5,552	$6,039	$8,943

Basic earnings per share:
Continuing operations	$0.80	$0.88	$0.76
Discontinued operations	-	-	$0.56
Net income	$0.80	$0.88	$1.32
Diluted earnings per share:
Continuing operations	$0.80	$0.88	$0.74
Discontinued operations	-	-	$0.55
Net income	$0.80	$0.88	$1.29

Weighted average shares outstanding:
Basic	6,944	6,835	6,753
Diluted	6,944	6,835	6,916

COMPREHENSIVE INCOME
Net income	$5,552	$6,039	$8,943
Other comprehensive income (loss):
Unrealized (loss) on interest
rate swap contract	-	-	(73)
Comprehensive income	$5,552	$6,039	$8,870

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Shares of Beneficial Interest	Treasury Shares at Cost	Undistributed Earnings (Dividends in Excess of Net Income)	Accumulated Comprehensive Income	Total Shareholders' Equity
	(In Thousands of Dollars)

Balance at October 31, 2006	$23,150	$-	$1,735	$87	$24,972

Stock options exercised	75				75

Net income			8,943		8,943

Accumulated Comprehensive Income				(73)	(73)

Dividends declared			(8,787)		(8,787)

Balance at October 31, 2007	$23,225	$-	$1,891	$14	$25,130

Stock options exercised	1,744				1,744

Treasury shares		(1,075)			(1,075)

Net income			6,039		6,039

Accumulated Comprehensive Income				(14)	(14)

Dividends declared			(8,263)		(8,263)

Balance at October 31, 2008	$24,969	$(1,075)	$(333)	$-	$23,561

Treasury shares		(60)			(60)

Net income			5,552		5,552

Dividends declared			(8,331)		(8,331)

Balance at October 31, 2009	$24,969	$(1,135)	$(3,112)	$-	$20,722

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2009	2008	2007
	(In Thousands of Dollars)
Operating activities:
Net income	$5,552	$6,039	$8,943
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	5,870	5,622	5,319
Amortization	504	766	763
Net amortization of acquired leases	35	(96)	(301)
Deferred revenue	(344)	(188)	1,083
Minority interest	1,121	1,138	776
Gain on sale of discontinued operations	-	-	(3,680)
Changes in operating assets and liabilities:
Tenants' security accounts	230	(8)	(208)
Sundry receivables, prepaid expenses and other assets	(670)	(154)	(795)
Accounts payable, accrued expenses and other liabilities	1,276	731	(394)
Tenants' security deposits	(214)	(63)	301
Net cash provided by operating activities	13,360	13,787	11,807
Investing activities:
Capital improvements - existing properties	(2,411)	(2,715)	(2,038)
Proceeds from sale of discontinued operations	-	-	3,796
Construction and pre development costs	(7,914)	(9,006)	(6,043)
Acquisition of real estate	-	-	(2,545)
Investment in US Treasury Bills	(4,549)	-	-
Net cash used in investing activities	(14,874)	(11,721)	(6,830)
Financing activities:
Repayment of mortgages	(14,873)	(8,118)	(19,621)
Proceeds from mortgages and construction loans	24,522	11,081	28,331
Deferred financing costs	(259)	(270)	(663)
Proceeds from exercise of stock options	-	1,744	75
Repurchase of Company stock-Treasury shares	(60)	(1,075)	-
Dividends paid	(8,331)	(8,883)	(9,458)
Distribution to minority interest	(926)	(1,093)	(998)
Contributions by minority interest	-	-	481
Net cash provided by (used in) financing activities	73	(6,614)	(1,853)
Net (decrease) increase in cash and cash equivalents	(1,441)	(4,548)	3,124
Cash and cash equivalents, beginning of year	8,192	12,740	9,616
Cash and cash equivalents, end of year	$6,751	$8,192	$12,740

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $268, $348 and $234 in fiscal 2009, 2008 and 2007, respectively.	$10,421	$11,177	$11,669
Income taxes paid	$5	$50	$20
Supplemental schedule of non cash financing activities:
Accrued capital expenditures, construction costs and pre-development costs and interest	$2,465	$-	$1,910
Dividends declared but not paid	$2,083	$2,084	$2,704

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

Adopted and recently issued accounting standards:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162” (“ASC”). ASC is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing authoritative literature in a topically organized structure for nongovernmental entities, in addition to guidance issued by the SEC. ASC supercedes all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. FASB Statement No. 168 is the final standard issued by the FASB in that form. This statement is effective for financial statements  for interim and annual periods ending after September 15, 2009. The Company adopted FASB ASC effective with its Form 10-K for the year ended October 31, 2009, and the adoption of this new standard did not have an impact on our financial statements. The Company’s accounting policies were not affected by the adoption of ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate topics of ASC.

In June 2009, The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC topic 810), which changes guidance for variable interest entities that are insufficiently capitalized or not controlled through voting or similar rights. SFAS No.167 amends FIN 46(R) to require that a variable interest entity (“VIE”) be consolidated by the company that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The new standard will be effective for fiscal years beginning after November 15, 2009, or January 1, 2010 for calendar year companies. The adoption of SFAS 167 is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (ASC 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009. FREIT has adopted this statement effective with its 3rd Quarter 10-Q for the period ended July 31, 2009. In accordance with the provisions of ASC 855, FREIT has evaluated all events or transactions through January 14, 2010, see Note 14 – Subsequent Events.

On December 4, 2007, the FASB issued two new accounting standards, SFAS No. 141R, “Business Combinations” (ASC 805-10), and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (ASC 810-10). The standards are effective for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited.

•
The objective of ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

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

•
The objective of ASC 810 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) requiring all entities to report non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) expanding the disclosure requirements with respect to the parent and its non-controlling interests.

The effect of the adoption of ASC 805 will be dependent upon future acquisition activity, if any, of the Company.

Adoption of ASC 810 will require separate presentation in the statement of undistributed earnings of the changes in the non-controlling members’ interests, as well as balance sheet presentation of such interests as a separate component of Shareholders’ Equity. As adopted by the Company effective November 1, 2009, ASC 810 requires retrospective application for all periods presented.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (ASC 825-10). This new standard allows companies to measure certain financial assets and liabilities at fair value, rather than at historic cost. The objective of ASC 825 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Once the fair value option is elected, the decision is irrevocable. This statement was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of ASC 825 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC 820-10), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This new standard does not require fair values to be used in any situations not already covered by GAAP; however, for some entities, the application of this standard will change current practice. ASC 820 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on our financial statements for the year ended October 31, 2009.

Principles of consolidation:
The Company is subject to revised FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, issued in December 2003 (ASC 810-10), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”). Entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

In accordance with the definition of related parties as defined in ASC 810, it is the belief of the management of FREIT that ASC 810 is applicable to Westwood Hills, LLC and Wayne PSC, LLC, both 40% owned by FREIT. Because of this determination, FREIT has consolidated these two entities in its consolidated financial statements.

Accordingly, the consolidated financial statements include the accounts of FREIT and its following significant subsidiaries:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized
S and A Commercial Associates Limited Partnership ("S and A")	FREIT	65%	2000
Westwood Hills, LLC	FREIT	40%	1994
Damascus Centre, LLC	FREIT	70%	2003
Damascus Second, LLC	FREIT	70%	2008
Wayne PSC, LLC	FREIT	40%	2002
Pierre Towers, LLC	S and A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT Corp	FREIT	100%	2007
WestFredic LLC	FREIT	100%	2007

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by FREIT reflected as "minority interest”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents:
Financial instruments that potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. During Fiscal 2008, Federally Insured limits were temporarily increased from $100,000 to $250,000 through December 31, 2009. During Fiscal 2009, FREIT’s bank deposits were repositioned to fall within the insured limits of the FDIC and the U.S. Treasury Guarantee Program. This necessitated transferring significant balances from interest bearing deposit accounts to non-interest bearing deposit accounts, which resulted in reduced earnings from interest income for the current fiscal year.

Depreciation:
Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

Impairment of long-lived assets:
Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. At October 31, 2009, there are no impairments of long-lived assets.

Deferred charges:
Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $239,000, $371,000 and $277,000 in 2009, 2008 and 2007, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

Revenue recognition:
Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals and reimbursements based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to FREIT, when billed to tenants, or ratably over the appropriate period.

Advertising:
FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $156,000, $132,000 and $109,000 in 2009, 2008 and 2007, respectively.

Stock-based compensation:
At October 31, 2009, FREIT has a stock-based employee compensation plan that was approved on September 10, 1998 by the Board of Trustees, and is accounted for based on the grant-date fair value estimated in accordance with the provisions of ASC 718, which is described more fully in Note 9.

All issuances of shares of beneficial interest, options or other equity instruments to nonemployees as the consideration for goods or services received by FREIT are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued is estimated based on option pricing models and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured generally, on the earlier of the date the other party becomes committed to provide the goods or services or the date performance by the other party is complete and capitalized or expensed as if FREIT had paid cash for the goods or services.

Acquired Over Market and Below Market Value Leases:
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

Note 2 – Minority Interests:

FREIT’s 40% owned subsidiary, Westwood Hills, LLC (“Westwood Hills”), had a capital deficit resulting from distributions to members, including proceeds received on refinancing the mortgage on the residential building owned by Westwood Hills. Prior to June 1, 2007, minority members were under no legal obligation to restore their share of the capital deficit, and as a result cash distributions made to minority members of Westwood Hills were charged to expense.

Effective June 1, 2007, the Operating Agreement of Westwood Hills was amended by a majority of the members of Westwood Hills to require the members to restore their negative capital accounts caused by any future losses, distributions from operations or net refinancing proceeds from the effective date of this amendment forward. As a result of this amendment, future minority interest distributions by Westwood Hills in excess of allocated income are recorded as a receivable from minority members and no longer impact FREIT’s net income.

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

Note 4 - Real estate and equipment:

Real estate and equipment consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2009	2008
		(In thousands of dollars)
Land		$76,684	$71,637
Unimproved land		848	731
Apartment buildings	7-40 years	81,002	79,875
Commercial buildings/shopping centers	15-50 years	106,070	102,242
Equipment/Furniture	3-15 years	2,571	2,497
		267,175	256,982
Less accumulated depreciation		52,892	48,027
Totals		$214,283	$208,955

Note 5 – Mortgages, notes payable and credit line:
	October 31,
	2009	2008
	(In Thousands of Dollars)
Frederick, MD (A)	$22,000	$22,000
Rockaway, NJ (B)	19,876	20,190
Westwood, NJ (C)	8,800	9,021
Spring Lake Heights, NJ (D)	3,081	3,159
Patchogue, NY (E)	5,878	5,953
Wayne, NJ (F):
First mortgage	-	9,407
Second mortgage	-	3,169
Wayne, NJ (F)	19,966	-
River Edge, NJ (G):
First mortgage	4,482	4,594
Second mortgage	1,727	1,778
Maywood, NJ (H):
First mortgage	3,252	3,333
Second mortgage	1,226	1,261
Westwood, NJ (I):
First mortgage	12,934	13,255
Second mortgage	2,872	2,955
Wayne, NJ (J)	29,916	30,571
Hackensack, NJ (K)	33,893	34,125
Total fixed rate mortgage loans	169,903	164,771
Baltimore, MD (L)	22,500	22,500
Damascus, MD - Construction Loan (M)	9,857	5,081
Total mortgages and notes payable	$202,260	$192,352

(A)

Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $19,556,000.

(B)
Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $19,501,000.

(C)
Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $9,874,000.

(D)
Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake Heights, New Jersey having a net book value of approximately $450,000.

(E)
Payable in monthly installments of $36,457 including interest at 6.125%, through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $8,271,000.

(F)
On August 6, 2009, FREIT refinanced the mortgage loans secured by its Berdan Court apartment property in Wayne, NJ, with a new mortgage for approximately $20 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $12.3 million at a weighted average interest rate of 6.7%, and were due January 1, 2010. The new mortgage is payable in monthly installments of $121,100 including interest at 6.09%, and is due September 1, 2019. The first mortgage was payable in monthly installments of $76,023 including interest at 7.29% through July 2010 at which time the outstanding balance was due. The second mortgage was payable in monthly installments of $20,878 including interest at 4.92% through July 2010 at which time the outstanding balance was due. The mortgages are secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,317,000.

(G)
The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,264,000.

(H)
The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $655,000.

(I)
The first mortgage is payable in monthly installments of $99,946 including interest at 6.693% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $21,954 including interest at 6.18% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Westwood, New Jersey having a net book value of approximately $11,691,000.

(J)
Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $30,303,000.

(K)
Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $43,688,000.

(L)
Acquisition loan to Grande Rotunda, LLC; payable in monthly installments of interest only. The interest rate varies from time-to-time based on the borrower’s election of 150 basis points over the various LIBOR, or the Lender’s prime rate. The loan was due on July 19, 2009, but was extended to February 1, 2010. FREIT guarantees payment of up to 35% of the outstanding principal amount of the loan plus accrued interest if borrower defaults, however, Rotunda 100, LLC (a 40% joint venture partner in Grande Rotunda, LLC) has indemnified FREIT for up to 40% of any losses under its guaranty. The loan is secured by a mixed-use property in Baltimore, MD having a net book value of approximately $39,773,000. (See Note 14.)

(M)
On February 12, 2008, Damascus Second, LLC closed on a $27.3 million construction loan, secured by the shopping center owned by Damascus Centre, LLC located in Damascus, MD. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. Draws against this loan bear interest at a floating rate equal to 135 basis points over the BBA LIBOR daily floating rate. As of October 31, 2009, Damascus drew down $9.9 million of this loan to cover construction costs. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs, if borrower defaults, however, Damascus 100, LLC (a 30% joint venture partner in Damascus Centre, LLC) has indemnified FREIT for up to 30% of any losses under its guaranty. The shopping center securing the loan has a net book value of approximately $25,149,000.

The fair value of FREIT's long-term debt, which approximates $198.1 million and $196.2 million at October 31, 2009 and 2008, respectively, is estimated based on the current rates offered to FREIT for debt of the similar remaining maturities.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2009 are as follows:

Year Ending October 31,	Amount
2010	$25,136
2011	$3,049
2012	$13,098
2013	$11,206
2014	$28,360

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2010, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%.

In connection with its construction activities in Rockaway, NJ, FREIT utilized the credit line for the issuance of a $384,000 Letter of Credit, which expired on April 3, 2009. As of October 31, 2009, $18 million is available under the line of credit.

Note 6 - Commitments and contingencies:

Leases:
     Commercial tenants:
FREIT leases commercial space having a net book value of approximately $144 million at October 31, 2009 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2009 is as follows:

Year Ending October 31,	Amount
2010	$16,485
2011	15,710
2012	12,864
2013	11,345
2014	9,919
Thereafter	57,486
Total	$123,809

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2009 were not material.

Residential tenants:
Lease terms for residential tenants are usually one year or less.

Environmental concerns:
The Westwood Plaza Shopping Center property is in a HUD Flood Hazard Zone and serves as a local flood retention basin for part of Westwood, New Jersey. FREIT maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the HUD Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods.

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

Prior to its purchase by Wayne PSC, LLC, a 40% owned affiliate of FREIT (“Wayne PSC”), a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former dry cleaner tenant.

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

FREIT has conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey; and residential apartment properties located in Palisades Park and Hasbrouck Heights, New Jersey. Except as noted above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable Federal or state law or regulation.

FREIT has determined that several of its properties contain lead based paint (“LBP”). FREIT complies with all federal, state and local requirements as they pertain to LBP.

FREIT does not believe that the environmental conditions described above will have a materially adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

Construction activities:
A modernization and expansion is underway at the Damascus Center in Damascus, MD (the “Damascus Center”), owned by FREIT’s 70% owned affiliate, Damascus Centre, LLC (“Damascus Centre”). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket space was completed in August 2009, and the remainder of the Phase II construction should be completed in 2010. As of October 31, 2009, construction and other costs for Phase II  approximated $9.2 million. The Phase III construction is expected to begin in mid-2010. Construction costs are funded primarily from the $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre. As of October 31, 2009, $9.9 million of this loan was drawn down to cover construction costs. In addition to the construction loan, FREIT has elected  to fund, on a selective basis, construction costs for the Damascus redevelopment project, at the prevailing interest rate for similar loans. As of October 31, 2009, FREIT had loaned to Damascus Centre approximately $2.2 million to cover construction costs. The loan between FREIT and Damascus Centre is considered an intercompany loan, which has been eliminated in consolidation and is not presented as a receivable on FREIT’s Consolidated Balance Sheet. Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase.

Litigation:
On August 6, 2009, a complaint was filed against Damascus Centre, Hekemian & Co., Inc., FREIT’s managing agent (“Hekemian”), and others in the Circuit Court of Montgomery County, Maryland.  The plaintiffs leased commercial office space at the Damascus Center.  The complaint alleges a number of causes of action in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre’s development activities at the Damascus Center.  The complaint seeks compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages.  In addition, the plaintiffs seek to enjoin the demolition of the shopping center. FREIT received notice of the lawsuit on September 2, 2009. At this time, based on the limited information available, FREIT believes the claim to be substantially without merit, and will vigorously defend itself against all claims related to this matter. Accordingly, no provisions for this matter have been made in the accompanying financial statements.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian currently manages all the properties owned by FREIT, except for the Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,723,000, $1,708,000 and $1,656,000 in 2009, 2008 and 2007, respectively, inclusive of $13,000 in 2007 included in discontinued operations in the accompanying consolidated statements of income. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $427,000, $265,000 and $319,000 in 2009, 2008 and 2007, respectively. Total Hekemian management fees that were unpaid at October 31, 2009 and 2008 were $139,000 and $146,000, respectively. The agreement expires on October 31, 2011, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $110,000, $111,000 and $113,000 in fiscal 2009, 2008 and 2007, respectively.

Grande Rotunda, LLC (“Grande Rotunda”) owns and operates the Rotunda. FREIT owns a 60% equity interest in Grande Rotunda, and Rotunda 100, LLC owns a 40% equity interest.

Damascus Centre owns and operates the Damascus Center. During fiscal 2005, FREIT’s Board of Trustees authorized an investor group, Damascus 100, LLC, to acquire a 30% equity interest in Damascus Centre. The sale price, based on the fair market value of the shopping center, reduced FREIT’s equity interest to 70%. The sale was completed on October 31, 2006, at a sales price of $3,224,000, of which FREIT financed approximately $1,451,000. The sale price was equivalent to the book value of the interest sold.

The equity owners of Rotunda 100, LLC, and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances are in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. Interest only payments are required to be made quarterly. No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus Centre and Grande Rotunda. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes mature at the earlier of (a) ten (10) years after issue (Grande Rotunda – 6/19/2015, Damascus Centre – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. The outstanding balance at October 31, 2009 and 2008 was $3,323,000 for both years. The accrued but unpaid interest related to these notes for Fiscal 2009 and Fiscal 2008 amounted to approximately $142,000 and $10,000, respectively.  On May 8, 2008, FREIT’s Board of Trustees approved amendments to the existing loan agreements with the Hekemian employees, relative to their interests in Rotunda 100, LLC, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees approved development fee arrangements for the Rotunda and Damascus Center redevelopment projects, as well as the South Brunswick development project. In connection with the development activities at the Rotunda and the redevelopment activities at the Damascus Center, definitive contract agreements for the development services to be provided by Hekemian Development Resources LLC (“Resources”) have been approved and executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Center will be an amount equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). During Fiscal 2009, FREIT incurred to Resources fees of $2,000,000 for development activities at the Rotunda, and incurred and paid $226,769 for development activities at the Damascus Center. During Fiscal 2008, FREIT incurred and paid to Resources fees of $1,000,000 and $750,000 for development activities at the Rotunda and Damascus Center, respectively. These fees have been capitalized and accordingly are included in Construction in Progress or Real Estate on FREIT’s Consolidated Balance Sheet as of October 31, 2009 and 2008. Resources, Rotunda 100, LLC, and Damascus 100, LLC are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT. The members of the Hekemian family have majority management control of these entities. In connection with the development activities at South Brunswick, the fees with respect to this project are 7% of development costs of up to $21,000,000 (as may be modified). A definitive contract regarding the specific services to be provided at the South Brunswick project has not yet been finalized and approved. Development and acquisition fees and commissions charged to FREIT for the sale of the Lakewood Apartments during fiscal 2007; the development and construction of The Boulders, Rockaway, NJ, during fiscal 2006; and various mortgage refinancings, amounted to approximately $100,000, $60,000 and $696,000 in 2009, 2008 and 2007, respectively.

Note 8- Dividends and earnings per share:
FREIT declared dividends of $8,331,000 ($1.20 per share), $8,263,000 ($1.20 per share) and $8,787,000 ($1.30 per share) to shareholders of record during 2009, 2008 and 2007, respectively.

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares which would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, had been issued during the period.

In computing diluted earnings per share for each of the three years in the period ended October 31, 2009, the assumed exercise of all of FREIT's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the table below:

	2009	2008	2007
Basic weighted average shares outstanding	6,943,504	6,835,269	6,753,282
Shares arising from assumed exercise of stock options	-	-	163,189
Dilutive weighted average shares outstanding	6,943,504	6,835,269	6,916,471

Note 9- Equity incentive plan:
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
The following table summarizes stock option activities:

	Years Ended October 31,
	2009		2008		2007
	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price
Balance beginning of period	0	$-	232,500	$7.50	242,500	$7.50
Grants during period	-		-		-
Options exercised	-	$-	(232,500)	$7.50	(10,000)	$7.50
Options cancelled	-		-		-
Balance at end of period	0	$-	0	$7.50	232,500	$7.50

The impact on FREIT's consolidated shareholders' equity for the options that were exercised during fiscal 2008 and 2007 was to increase the values of beneficial interest outstanding by $1,744,000 and $75,000, respectively, for those fiscal years. There were no options outstanding at October 31, 2009, since all options expired in September 2008 and were exercised prior to that date.

The total intrinsic value of options exercised during fiscal 2008 and 2007 was $3,650,000 and $173,000, respectively, and the aggregate intrinsic value of options outstanding at October 31, 2007 was $3,511,000.

 Note 10- Share repurchase program:

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

On March 31, 2009, FREIT announced the adoption of a new share repurchase plan to replace the repurchase plan that expired on March 31, 2009. The new plan complied with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provided for the repurchase of up to $1,000,000 in value of FREIT’s shares for the period beginning April 14, 2009 through June 30, 2009, subject to certain price limitations and other conditions established under the Plan. Share repurchases under the new plan could have been made, from time to time, through privately negotiated transactions or in the open market. The new plan could have been terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives. UBS Financial Services, Inc. was engaged as FREIT’s repurchasing agent, pursuant to the terms and conditions set forth in the share repurchase plan.

The new share repurchase plan expired on June 30, 2009. Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Shareholders’ Equity section of FREIT’s consolidated balance sheets.

 Note 11- Deferred fee plan:

During fiscal 2001, the Board of Trustees adopted a deferred fee plan for its officers and trustees, which was amended and restated in fiscal 2009 to make the deferred fee plan compliant with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder (the "Plan"). Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. FREIT has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2009 and 2008, approximately $2,848,000 and $2,381,000, respectively, of fees have been deferred together with accrued interest of approximately $1,075,000 and $765,000, respectively. The deferred amounts for fiscal 2009 and 2008 are included in accrued expenses in the accompanying consolidated balance sheets.

 Note 12- Segment information:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (ASC 280-10), established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants and are managed separately because each requires different operating strategies and management expertise.

The commercial and residential segments contained the following number of properties during the three fiscal years ended October 31, 2009:

	October 31,
	2009	2008	2007
Commercial segment	10	10	10(a)
Residential segment	9	9	9(b)
(a) Rochelle Park land acquired September 2007; (b) Lakewood Apartments sold in June 2007.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the three years in the period ended October 31, 2009. Asset information is not reported since FREIT does not use this measure to assess performance.

	2009	2008	2007
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$23,130	$22,816	$21,513
Residential	19,089	19,191	18,626
Totals	42,219	42,007	40,139

Real estate operating expenses:
Commercial	9,219	8,817	8,621
Residential	8,381	8,179	8,052
Totals	17,600	16,996	16,673

Net operating income:
Commercial	13,911	13,999	12,892
Residential	10,708	11,012	10,574
Totals	$24,619	$25,011	$23,466

Recurring capital improvements-
residential	$204	$424	$460

Reconciliation to consolidated net
income:
Segment NOI	$24,619	$25,011	$23,466
Deferred rents - straight lining	238	237	298
Amortization of acquired asbove and below
market value leases	(35)	96	301
Net investment income	221	554	634
Minority interest in earnings of
subsidiaries	(1,121)	(1,138)	(776)
General and administrative expenses	(1,652)	(1,542)	(1,543)
Depreciation	(5,870)	(5,622)	(5,311)
Financing costs	(10,848)	(11,557)	(11,897)
Income from continuing operations	5,552	6,039	5,172

Discontinued operations	-	-	3,771

Net income	$5,552	$6,039	$8,943

Note 13- Discontinued operations:

On June 26, 2007, FREIT closed on its contract for the sale of the Lakewood Apartments in Lakewood, New Jersey and recognized a gain of approximately $3.7 million from the sale. In compliance with accounting guidance, the gain on the sale, as well as earnings of the Lakewood operation, are classified as discontinued operations in the accompanying income statements, and prior periods’ income statements have been reclassified. Revenue attributable to discontinued operations was $268,000 for fiscal 2007.

Note 14- Subsequent events:

On December 1, 2009, the Rotunda loan in the amount of $22.5 million became due, however, the bank granted an extension on the loan until February 1, 2010.  FREIT is currently negotiating with the bank for a two to three year extension of this loan, and it is expected that the extension will require the posting of additional collateral, and Grande Rotunda reducing the loan by up to $3 million. Under the agreement with the equity owners of Grande Rotunda, FREIT would be responsible for 60% of any cash required by Grande Rotunda, and 40% would be the responsibility of the minority interest.

Note 15- Quarterly data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2009 and 2008 (in thousands, except per share amounts):
	Quarter Ended
2009:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$10,828	$10,621	$10,524	$10,670
Expenses	9,307	9,536	8,950	9,298
Income from continuing operations	1,521	1,085	1,574	1,372
Income from discontinued operations	-	-	-	-
Net income	$1,521	$1,085	$1,574	$1,372
Basic earnings per share:
Continuing	$0.22	$0.16	$0.23	$0.20
Discontinued	-	-	-	-
Net income	$0.22	$0.16	$0.23	$0.20
Diluted earnings per share:
Continuing	$0.22	$0.16	$0.23	$0.20
Discontinued	-	-	-	-
Net income	$0.22	$0.16	$0.23	$0.20
Dividends declared per share	$0.30	$0.30	$0.30	$0.30

	Quarter Ended
2008:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$10,616	$10,403	$10,852	$11,023
Expenses	9,213	9,166	8,933	9,543
Income from continuing operations	1,403	1,237	1,919	1,480
Income from discontinued operations	-	-	-	-
Net income	$1,403	$1,237	$1,919	$1,480
Basic earnings per share:
Continuing	$0.21	$0.18	$0.28	$0.21
Discontinued	-	-	-	-
Net income	$0.21	$0.18	$0.28	$0.21
Diluted earnings per share:
Continuing	$0.20	$0.18	$0.28	$0.21
Discontinued	-	-	-	-
Net income	$0.20	$0.18	$0.28	$0.21
Dividends declared per share	$0.30	$0.30	$0.30	$0.30

Note: Due to rounding, total of quarterly per share amounts may not agree to amounts reported for the full fiscal year.

  * * *

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI – REAL ESTATE AND ACCUMULATED DEPRECIATION
OCTOBER 31, 2009

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E				Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
														Life on
			Buildings						Buildings					Which De-
	Encum-		and		Improve-	Carrying			and		Accumulated	Date of	Date	preciation
Description	brances	Land	Improvements	Land	ments	Costs	Land		Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Grandview Apts., Hasbrouck
Heights, NJ		$ 22	$ 180	$ -	$ 318		$ 22		$ 498	$ 520	$ 405	1925	1964	7-40 years
Hammel Gardens, Maywood, NJ	$ 4,478	312	728	-	930		312		1,658	1,970	1,315	1949	1972	7-40 years
Palisades Manor, Palisades
Park, NJ		12	81	-	119		12		200	212	169	1935/70	1962	7-40 years
Steuben Arms, River Edge, NJ	6,209	364	1,773	-	1,339		364		3,112	3,476	2,212	1966	1975	7-40 years
Heights Manor, Spring Lake
Heights, NJ	3,081	109	974	-	802		109		1,776	1,885	1,435	1967	1971	7-40 years
Berdan Court, Wayne, NJ	19,966	250	2,206	-	3,109		250		5,315	5,565	4,248	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	15,806	3,849	11,546	-	1,908		3,849		13,454	17,303	5,612	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	33,893	8,390	37,486	19	3,889		8,409		41,375	49,784	6,096	1970	2004	7-40 years
Boulders - Rockaway, NJ	19,876	5,019		-	16,191		5,019		16,191	21,210	1,709	2005-2006	1963/1964	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	9,857	2,950	6,987	6,234	9,479		9,184		16,466	25,650	500	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ		29		3,382	7,582		3,411		7,582	10,993	2,555	1963/75/97	1966	10-50 years
Glen Rock, NJ		12	36	-	212		12		248	260	145	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,878	2,128	8,818	-	(20)		2,128		8,798	10,926	2,655	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	(1)	2,512		9,134		21,671	30,805	11,248	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	8,800	6,889	6,416	-	2,288		6,889		8,704	15,593	5,719	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	29,916	9,280	24,217	-	1,420		9,280		25,637	34,917	4,901	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	22,500	16,263	14,634	232	10,542		16,495		25,176	41,671	1,898	1920	2005	40 Years

Land Leased:
Rockaway, NJ		114		50	-		164			164	-		1963/1964
Rochelle Park, NJ		1,640	905	-	-		1,640		905	2,545	70		2007
Vacant Land:
Franklin Lakes, NJ		224		(156)	-		68			68	-		1966/93
Wayne, NJ		286			-		286			286	-		2002
South Brunswick, NJ		80		986	-		1,066	*		1,066	-		1964

	$ 202,260	$ 67,357	$ 136,146	$ 10,746	$ 62,620	$ -	$ 78,103		$ 198,766	$ 276,869	$ 52,892

_____________________ * Included in land balances are improvements classified under construction in progress.

(1) Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C and The Rotunda, whose cost for Federal income tax purposes is approximately $37.3 million. $35.3 million and $34.9 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2009	2008	2007

Real estate:
Balance, Beginning of year	$265,040	$254,528	$245,151

Additions:
Buildings and improvements	12,789	9,810	10,072

Adjustments/Deletions - buildings & improvements	(960)	702	(695	)(a)

Balance, end of year	$276,869	$265,040	$254,528

Accumulated depreciation:
Balance, beginning of year	$48,027	$42,465	$37,843

Additions - Charged to operating expenses	5,870	5,622	5,311

Adjustments/Deletions	(1,005)	(60)	(689	)(b)

Balance, end of year	$52,892	$48,027	$42,465

(a) Relates to the sale of the Lakewood property assets in June 2007
(b) Includes $594 of accumulated depreciation related to the sale of the Lakewood property in June 2007.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX
Exhibit No.
3	Amended and Restated Declaration of Trust of FREIT, as further amended on January 21, 2004, May 15, 2007, and March 4, 2008. (a)

4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (b)

10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc.

10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (c)

10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (d)

10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (e)

10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC.

10.6
Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT.

21	Subsidiaries of FREIT

22	Consent of Eisner LLP

23	Power of Attorney (filed with signature pages).

31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) - Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer.

The following filings with the Securities and Exchange Commission are incorporated by reference:

Footnote
(a)	Exhibit 3.1 to FREIT’s 8-K filed on March 10, 2008.
(b)	Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998.
(c) (d) (e)
Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008.
Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008.
Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008.