Form 10-Q
period 2010-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2010-03-12
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer 	Accelerated Filer ☒	Non-Accelerated Filer 	Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No ☒

As of March 12, 2010, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31,	October 31,
	2010	2009
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$213,719	$214,283
Construction in progress	9,760	9,694
Cash and cash equivalents	6,252	6,751
Investments in US Treasury Bills at amortized cost,
which approximates fair value	4,549	4,549
Tenants' security accounts	2,121	2,147
Sundry receivables	4,552	4,440
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,661	3,198
Acquired over market leases and in-place lease costs	630	670
Deferred charges, net	2,711	2,793
Total Assets	$250,281	$251,851

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$201,596	$202,260
Accounts payable and accrued expenses	7,625	7,496
Dividends payable	2,083	2,083
Tenants' security deposits	2,762	2,847
Acquired below market value leases and deferred revenue	3,077	3,049
Total liabilities	217,143	217,735

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(4,023)	(3,112)
Total common equity	19,811	20,722
Noncontrolling interests in subsidiaries	13,327	13,394
Total equity	33,138	34,116
Total Liabilities & Equity	$250,281	$251,851

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$9,334	$9,192
Reimbursements	1,434	1,405
Sundry income	81	152
Totals	10,849	10,749

Expenses:
Operating expenses	2,924	2,700
Management fees	469	463
Real estate taxes	1,656	1,592
Depreciation	1,521	1,474
Totals	6,570	6,229

Operating income	4,279	4,520

Investment income	36	79
Interest expense including amortization
of deferred financing costs	(2,862)	(2,715)
Net income	1,453	1,884
Net income attributable to noncontrolling interests in subsidiaries	(281)	(363)
Net income attributable to common equity	$1,172	$1,521

Earnings per share (attributable to common equity):
Basic	$0.17	$0.22
Diluted	$0.17	$0.22

Weighted average shares outstanding:
Basic	6,942	6,946
Diluted	6,942	6,946

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2009	$24,969	$(1,135)	$(3,112)	$20,722	$13,394	$34,116

Distributions to noncontrolling interests					(348)	(348)

Net income			1,172	1,172	281	1,453

Dividends declared			(2,083)	(2,083)		(2,083)

Balance at January 31, 2010	$24,969	$(1,135)	$(4,023)	$19,811	$13,327	$33,138

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
	(In Thousands of Dollars)
Operating activities:
Net income	$1,453	$1,884
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,521	1,474
Amortization	121	118
Net amortization of acquired leases	8	9
Deferred revenue	47	(29)
Changes in operating assets and liabilities:
Tenants' security accounts	26	62
Sundry receivables, prepaid expenses and other assets	381	30
Accounts payable, accrued expenses and other liabilities	69	(35)
Tenants' security deposits	(85)	(57)
Net cash provided by operating activities	3,541	3,456
Investing activities:
Capital improvements - existing properties	(341)	(815)
Construction and pre - development costs	(615)	(547)

Net cash used in investing activities	(956)	(1,362)
Financing activities:
Repayment of mortgages	(704)	(576)
Proceeds from mortgages and construction loans	40	516
Deferred financing costs	11	6
Dividends paid	(2,083)	(2,084)
Distributions to noncontrolling interests	(348)	(120)
Net cash used in financing activities	(3,084)	(2,258)
Net decrease in cash and cash equivalents	(499)	(164)
Cash and cash equivalents, beginning of period	6,751	8,192
Cash and cash equivalents, end of period	$6,252	$8,028

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $40 and $55 in fiscal 2010 and 2009, respectively.	$2,720	$2,591
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$59	$278
Financing activities:
Dividends declared but not paid	$2,083	$2,084

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

The consolidated results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2009 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 – Adopted and recently issued accounting standards:

On December 4, 2007, the FASB issued two new accounting standards, SFAS No. 141R, “Business Combinations” (ASC 805-10), and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (ASC 810-10). The standards are effective for fiscal years beginning after December 15, 2008 and earlier adoption was prohibited.

•
The objective of ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

a.)	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;
b.)	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase;
c.)	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The effect of the adoption of ASC 805 will be dependent upon future acquisition activity, if any, of the Company.

•
The objective of ASC 810 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) requiring entities to report non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) expanding the disclosure requirements with respect to the parent and its non-controlling interests. The Company adopted ASC 810 effective November 1, 2009, and as required, has retrospectively applied the presentation and disclosure requirements to prior periods presented in this 10-Q.

a.)
Prior to the adoption of ASC 810, FREIT could not record a negative minority interest in its consolidated financial statements if the minority members had no obligation to restore their negative capital accounts. As a result, FREIT was accounting for the minority members’ capital deficit of its Westwood Hills subsidiary as a charge to income and a reduction to undistributed earnings. As of November 1, 2009, the amount of the minority members’ capital deficit that was booked as a reduction to FREIT’s undistributed earnings was approximately $2.3 million.

b.)
In accordance with the provisions of ASC 810, FREIT is required to disclose the pro forma impact on its consolidated net income and earnings per share, had the requirements of ASC 810 not been applied for the current quarter. As such, FREIT’s pro forma consolidated net income attributable to common equity for the first quarter ended January 31, 2010 would have been $1,243,000 ($0.18 per share diluted).

Index

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

Note 3 - Earnings per share:

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

Since FREIT does not have any outstanding stock options, the diluted earnings per share for the three month period ended January 31, 2010 and 2009, is the same as basic earnings per share.

Basic and diluted earnings per share, based on the weighted average number of shares outstanding during each period, are comprised of ordinary income for the three month period ended January 31, 2010 and the prior year’s comparable period.

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

The new share repurchase plan expired on June 30, 2009. Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Equity section of FREIT’s condensed consolidated balance sheets.

Note 5 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains nine (9) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2009.

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income for the three months ended January 31, 2010 and 2009. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2010	2009
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$6,096	$5,816
Residential	4,708	4,891
Totals	10,804	10,707
Real estate operating expenses:
Commercial	2,375	2,307
Residential	2,246	2,034
Totals	4,621	4,341
Net operating income:
Commercial	3,721	3,509
Residential	2,462	2,857
Totals	$6,183	$6,366
Recurring capital improvements-residential	$85	$129
	.
Reconciliation to consolidated net income:
Segment NOI	$6,183	$6,366
Deferred rents - straight lining	53	51
Amortization of acquired leases	(8)	(9)
Investment income	36	79
General and administrative expenses	(428)	(414)
Depreciation	(1,521)	(1,474)
Financing costs	(2,862)	(2,715)
Net income	1,453	1,884
Net income attributable to noncontrolling interests	(281)	(363)
Net income attributable to common equity	$1,172	$1,521

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $434,000 and $427,000 for the three months ended January 31, 2010 and 2009, respectively, and have been included in the accompanying condensed consolidated statements of income. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $85,000 and $147,000 for the three months ended January 31, 2010 and 2009, respectively. The management agreement expires on October 31, 2011, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $30,000 and $30,000 for the three months ended January 31, 2010 and 2009, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. No such fees were paid to Hekemian for the three months ended January 31, 2010 and 2009.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian.

Index

Note 7 – Subsequent events:

On February 1, 2010, Grande Rotunda, LLC, a 60% owned affiliate of FREIT, restructured and extended the due date of the acquisition loan used to acquire the Rotunda property in Baltimore, Maryland, that became due on February 1, 2010. The original loan amount of $22.5 million was reduced to $19.5 million and the due date extended until February 1, 2013. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a certain debt service coverage ratio.

On August 6, 2009, a complaint was filed against Damascus Centre, LLC (“Damascus Centre”), Hekemian, and others (the “Defendants”) in the Circuit Court of Montgomery County, Maryland (the “Court”).  The plaintiffs leased commercial office space at the Damascus Shopping Center located in Damascus, Maryland and owned by Damascus Centre (the ”Damascus Center”).  The complaint alleged a number of causes of action in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre’s development activities at the Damascus Center. The complaint sought compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages. In addition, the plaintiffs sought to enjoin the demolition of the shopping center. FREIT received notice of the lawsuit on September 2, 2009. On February 19, 2010, a voluntary stipulation of dismissal of the complaint, with prejudice, was filed with the Court. This stipulation with prejudice has the same effect as a final adjudication on the merits of the complaint favorable to the Defendants, and relieves the Defendants of any liability to the plaintiffs based on the relevant facts set forth in the complaint. The stipulation also bars the plaintiffs from pursuing any subsequent action based on any relevant facts in the complaint.

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

The global economic and financial crisis: The U. S. economy has been showing signs of recovery from the recession, and continued economic recovery is expected throughout 2010. However, job growth remains sluggish, and sustained high unemployment can hinder the economic growth.  While bank earnings and liquidity are on the rebound, the potential of significant future credit losses cloud the lending outlook. Credit availability still lags pre-recession levels hampering business expansion and new development activities.

Residential Properties: Occupancy and rental rates in our areas of operation are showing signs of being on the up-swing reversing a year-long downward movement. We expect the recovery of rental rates to lag occupancy rates. The speed of recovery at our residential properties will likely mirror job growth and reduced unemployment in our areas of operation.

Commercial Properties:  The retail outlook is brightening for 2010 as consumer confidence increases and retail sales are expected to increase modestly although consumers remain frugal with their discretionary spending. Tenant fall-out and rent reductions are expected to abate. However, releasing of space vacated during the recession will be challenging and at rates below pre-recession levels.

Index

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

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC, a 60% owned affiliate of FREIT (“Grande Rotunda”), for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. The original loan amount of $22.5 million was reduced to $19.5 million and the due date extended until February 1, 2013. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a certain debt service coverage ratio.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2009, have been applied consistently as at January 31, 2010 and October 31, 2009, and for the three months ended January 31, 2010 and 2009. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

Adopted and recently issued accounting standards:

On December 4, 2007, the FASB issued two new accounting standards, SFAS No. 141R, “Business Combinations” (ASC 805-10), and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (ASC 810-10). The standards are effective for fiscal years beginning after December 15, 2008 and earlier adoption was prohibited.

•
The objective of ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

a.)	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;

b.)	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase;

c.)	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The effect of the adoption of ASC 805 will be dependent upon future acquisition activity, if any, of the Company.

•
The objective of ASC 810 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) requiring entities to report non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) expanding the disclosure requirements with respect to the parent and its non-controlling interests. The Company adopted ASC 810 effective November 1, 2009, and as required, has retrospectively applied the presentation and disclosure requirements to prior periods presented in this 10-Q.

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

Index

RESULTS OF OPERATIONS

Real Estate revenue for the three months ended January 31, 2010 (“Current Quarter”) increased 0.9% to $10,849,000 compared to $10,749,000 for the three months ended January 31, 2009 (“Prior Year’s Quarter”).  The increase in real estate revenues for the Current Quarter was primarily attributable to higher base rental income at FREIT’s commercial operations. Net income attributable to common equity (“Net Income”) for the Current Quarter was $1,172,000 ($0.17 per share diluted) compared to $1,521,000 ($0.22 per share diluted) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted Net Income for the three months ended January 31, 2010 and 2009:

NET INCOME COMPONENTS
	Three Months Ended
	January 31,
	2010	2009	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$3,766	$3,551	$215

Residential properties	2,462	2,857	(395)
Total income from real estate operations	6,228	6,408	(180)

Financing costs:
Fixed rate mortgages	(2,665)	(2,582)	(83)
Floating rate - Rotunda	(197)	(133)	(64)
Total financing costs	(2,862)	(2,715)	(147)

Investment income	36	79	(43)

General & administrative expenses:
Accounting fees	(166)	(100)	(66)
Legal & professional fees	(17)	(50)	33
Trustee fees	(130)	(124)	(6)
Corporate expenses	(115)	(140)	25
Total general & administrative expenses	(428)	(414)	(14)

Depreciation:
Same properties (1)	(1,469)	(1,474)	5
Damascus center - Safeway portion of Phase II becoming operational in Sept 2009.	(52)	-	(52)
Total depreciation	(1,521)	(1,474)	(47)

Net income	$1,453	$1,884	$(431)
Net income attributable to noncontrolling interests in subsidiaries	(281)	(363)	82

Net Income attributable to common equity	$1,172	$1,521	$(349)

(1) Properties operated since the beginning of Fiscal 2009.

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Quarter, as compared to the Prior Year’s Quarter:

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2010	2009	$	%	2010	2009	$	%	2010	2009
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,638	$4,360	$278	6.4%	$4,651	$4,790	$(139)	-2.9%	$9,289	$9,150
Reimbursements	1,434	1,405	29	2.1%	-	-	-		1,434	1,405
Other	24	51	(27)	-52.9%	57	101	(44)	-43.6%	81	152
Total revenue	6,096	5,816	280	4.8%	4,708	4,891	(183)	-3.7%	10,804	10,707

Operating expenses	2,375	2,307	68	2.9%	2,246	2,034	212	10.4%	4,621	4,341
Net operating income	$3,721	$3,509	$212	6.0%	$2,462	$2,857	$(395)	-13.8%	6,183	6,366
Average
Occupancy %	90.5%	89.2%		1.3%	93.2%	93.8%		-0.6%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					53	51
				Amortization of acquired leases					(8)	(9)
				Investment income					36	79
				General and administrative expenses					(428)	(414)
				Depreciation					(1,521)	(1,474)
				Financing costs					(2,862)	(2,715)
				Net income					1,453	1,884
				Net income attributable to noncontrolling interests					(281)	(363)
				Net income attributable to common equity					$1,172	$1,521

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties during Fiscal 2010 and Fiscal 2009. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land.

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter increased by 4.8% and 6.0%, respectively, over the Prior Year’s Quarter. The primary reasons for the increase in both revenue and NOI for the Current Quarter were higher base rental income and higher occupancy levels, primarily at the Damascus Center. The average occupancy rate for the Damascus Center increased to 56.5% for the Current Quarter, as compared to 41.4% for the Prior Year’s Quarter. This improvement was primarily attributable to the Safeway supermarket occupying its new space as part of the Phase II redevelopment.

The economic recovery in the U.S. has resulted in modest increases in retail sales, although among the retailers results have been mixed. This gives us a modicum of guarded optimism. Average occupancy rates for FREIT’s commercial segment (exclusive of the Damascus Center) for the Current Quarter was at 95.0% compared to 95.2% for the Prior Year’s Quarter. For the Current Quarter, tenant fall-out has been minor as evidenced by average occupancy (exclusive of the Damascus Center) declining only 0.2%. However, we may experience additional fall-out if the economic recovery is slow.

Index

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. The remainder of the Phase II construction should be completed in 2010. As of January 31, 2010, construction and other costs for Phase II approximated $9.8 million. The Phase III construction is expected to begin in mid-2010. Total construction costs will be funded from a $27.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre.   This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Center. As of January 31, 2010, $9.9 million of this loan was drawn down to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire, which has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda) were completed during the 2008 fiscal year. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of January 31, 2010, we have expended approximately $7.5 million for planning and feasibility studies. Due to the adverse economic and credit conditions, the start date for the construction has not yet been determined.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter decreased by 3.7% and 13.8%, respectively, as compared to the Prior Year’s Quarter. The Current Quarter’s poorer operating results reflect the culmination of the downward spiral of occupancy and rents over the past year. The effect of lower revenues was exacerbated by higher operating costs, particularly utility costs caused by the colder winter this year. The revenue declines are attributable to higher than normal unemployment in our areas of operation. However, it should be noted that over the last several months, occupancy is showing signs of improvement.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,544 and $1,562, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $199,000 and $186,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We have substantially completed modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation was expected to cost approximately $4 - $6 million, and apartments were renovated as they became temporarily vacant.  It is anticipated that this renovation will be completed within the next 12 months. These costs are being financed from operating cash flow and cash reserves. Through January 31, 2010, we expended approximately $3.9 million in capital improvements at The Pierre.

Index

INVESTMENT INCOME

Investment income for the Current Quarter decreased 54% to $36,000, as compared to the Prior Year’s Quarter. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, a limited liability company in which FREIT owns a 70% equity interest). The decrease in investment income was primarily attributable to lower interest income on FREIT’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due in part to lower interest rates.

To protect our cash deposits due to the current banking crisis, we have repositioned our bank deposits to fall within the insured limits of the FDIC and the U.S. Treasury Guarantee Program. This necessitated transferring significant balances from interest bearing deposit accounts to non-interest bearing deposit accounts, which resulted in reduced earnings from interest income for the current fiscal period and for the foreseeable future.

FINANCING COSTS

	Three Months Ended
	January 31,
	2010	2009
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$2,134	$2,338
New (1)	304	-
2nd Mortgages
Existing	85	126
Variable rate mortgages:
Acquisition loan-Rotunda	197	175
Construction loan-Damascus	40	48
Other	89	72
	2,849	2,759
Amortization of Mortgage Costs	53	59
Total Financing Costs	2,902	2,818
Less amount capitalized	(40)	(103)
Financing costs expensed	$2,862	$2,715

(1) Mortgages not in place at beginning of Fiscal 2009.

Financing costs before capitalized amounts for the Current Quarter increased 3.0% compared to the Prior Year’s Quarter.

Our acquisition loan for The Rotunda property of $22.5 million, which was reduced to $19.5 million on February 1, 2010, bears a floating interest rate. An increase in interest rates over the course of the Current Quarter increased the level of interest expense (inclusive of capitalized interest) for The Rotunda to $197,000 for the Current Quarter, as compared to $175,000 for the Prior Year’s Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During the Current Quarter, G&A was $428,000, as compared to $414,000 for the Prior Year’s Quarter. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $313,000 for the Current Quarter and $274,000 for the Prior Year’s Quarter.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $1,521,000, as compared to $1,474,000 for the Prior Year’s Quarter. The increase was primarily attributable to the current construction project at the Damascus Center becoming operational.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $3.5 million for both the Current Quarter and the Prior Year’s Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2010, FREIT had cash and marketable securities totaling $10.8 million, compared to $11.3 million at October 31, 2009.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2012, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%.

As of January 31, 2010, approximately $18 million was available under the line of credit.

We are in the process of rebuilding the Damascus Center. The total capital required for this project is estimated at $21.9 million. On February 12, 2008, Damascus Centre closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of January 31, 2010, Damascus Centre drew down $9.9 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value.

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing. During the 2008 fiscal year, we substantially completed the planning and feasibility studies and expended approximately $7.5 million during this phase, which adds to the value of the property. Due to the adverse economic and credit conditions, no date for the commencement of construction has been determined.

At January 31, 2010, FREIT’s aggregate outstanding mortgage debt was $201.6 million and bears a weighted average interest rate of 5.06%, and an average life of approximately 5.5 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2012	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$9.9	$27.5 *	$25.9	$24.5	$22.0	$5.0	$45.0	$14.4

* Includes $19.5 million balloon payment related to Grande Rotunda loan, which was extended on February 1, 2010.

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2010 and October 31, 2009:

	January 31,	October 31,
($ in Millions)	2010	2009
Fair Value	$195.5	$198.1

Carrying Value	$201.6	$202.3

Fair values are estimated based on market interest rates at January 31, 2010 and October 31, 2009 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

Index

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2010, a 1% interest rate increase would reduce the fair value of our debt by $8.7 million, and a 1% decrease would increase the fair value by $9.3 million.

The $22.5 million mortgage loan entered into by Grande Rotunda for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, the original loan amount of $22.5 million was reduced to $19.5 million and the due date extended until February 1, 2013. Under the restricting terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a certain debt service coverage ratio.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $29.4 million in floating rate loans outstanding, of which $19.5 million relates to the acquisition loan for The Rotunda and $9.9 million relates to the construction loans for the Damascus Centre redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $294,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Three Months Ended
	January 31,
	2010	2009
	($ in thousands)

Net income	$1,453	$1,884
Depreciation	1,521	1,474
Amortization of deferred mortgage costs	53	59
Deferred rents (Straight lining)	(53)	(51)
Amortization of acquired leases	8	9
Capital Improvements - Apartments	(85)	(129)
Distributions to noncontrolling interests	(348)	(120)
FFO	$2,549	$3,126

Per Share - Basic	$0.37	$0.45
Per Share - Diluted	$0.37	$0.45

Weighted Average Shares Outstanding:
Basic	6,942	6,946
Diluted	6,942	6,946

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

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Commercial Segment”, “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the first three months of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II:  Other Information

Item 1:  Legal Proceedings

On August 6, 2009, a complaint was filed against Damascus Centre, Hekemian, (FREIT’s managing agent), and others (the “Defendants”) in the Circuit Court of Montgomery County, Maryland (the “Court”).  The plaintiffs leased commercial office space at the Damascus Center.  The complaint alleged a number of causes of action in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre’s development activities at the Damascus Center. The complaint sought compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages. In addition, the plaintiffs sought to enjoin the demolition of the shopping center. FREIT received notice of the lawsuit on September 2, 2009. On February 19, 2010, a voluntary stipulation of dismissal of the complaint, with prejudice, was filed with the Court. This stipulation with prejudice has the same effect as a final adjudication on the merits of the complaint favorable to the Defendants, and relieves the Defendants of any liability to the plaintiffs based on the relevant facts set forth in the complaint. The stipulation also bars the plaintiffs from pursuing any subsequent action based on any relevant facts in the complaint.

Item 1A:  Risk Factors

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, that was filed with the Securities and Exchange Commission on January 14, 2010.

Item 6: Exhibits

Reference is made to the Exhibit index below.
Exhibit Index
Page
Exhibit 31.1 - Section 302 Certification of Chief Executive Officer	23

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer	24

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	25

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	26

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 12, 2010
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)