Form 10-Q
period 2010-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2010-06-09
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010
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
Yes ☐  No ☒

As of June 9, 2010, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30,	October 31,
	2010	2009
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$212,780	$214,283
Construction in progress and pre-development costs	9,745	9,694
Cash and cash equivalents	6,219	6,751
Investments in US Treasury Bills at amortized cost,
which approximates fair value	-	4,549
Tenants' security accounts	2,102	2,147
Sundry receivables	5,012	4,440
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,427	3,198
Acquired over market leases and in-place lease costs	594	670
Deferred charges, net	2,843	2,793
Total Assets	$245,048	$251,851

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$197,889	$202,260
Accounts payable and accrued expenses	7,028	7,496
Dividends payable	2,083	2,083
Tenants' security deposits	2,786	2,847
Acquired below market value leases and deferred revenue	3,120	3,049
Total liabilities	212,906	217,735

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(4,975)	(3,112)
Total common equity	18,859	20,722
Noncontrolling interests in subsidiaries	13,283	13,394
Total equity	32,142	34,116
Total Liabilities & Equity	$245,048	$251,851

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX AND THREE MONTHS ENDED APRIL 30, 2010 AND 2009
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$19,122	$18,391	$9,788	$9,200
Reimbursements	2,890	2,641	1,456	1,236
Sundry income	197	287	116	134
Totals	22,209	21,319	11,360	10,570

Expenses:
Operating expenses	6,258	5,749	3,335	3,049
Management fees	973	934	504	471
Real estate taxes	3,315	3,184	1,659	1,592
Depreciation	3,065	2,937	1,543	1,463
Totals	13,611	12,804	7,041	6,575

Operating income	8,598	8,515	4,319	3,995

Investment income	66	130	30	51
Interest expense including amortization
of deferred financing costs	(5,781)	(5,381)	(2,919)	(2,666)
Net income	2,883	3,264	1,430	1,380
Net income attributable to noncontrolling interests in subsidiaries	(581)	(658)	(300)	(295)
Net income attributable to common equity	$2,302	$2,606	$1,130	$1,085

Earnings per share (attributable to common equity):
Basic	$0.33	$0.38	$0.16	$0.16

Weighted average shares outstanding	6,942	6,945	6,942	6,942

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2009	$24,969	$(1,135)	$(3,112)	$20,722	$13,394	$34,116

Distributions to noncontrolling interests					(692)	(692)

Net income			2,302	2,302	581	2,883

Dividends declared ($0.60 per share)			(4,165)	(4,165)		(4,165)

Balance at April 30, 2010	$24,969	$(1,135)	$(4,975)	$18,859	$13,283	$32,142

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2010 AND 2009
(Unaudited)

	Six Months Ended
	April 30,
	2010	2009
	(In Thousands of Dollars)
Operating activities:
Net income	$2,883	$3,264
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,065	2,937
Amortization	242	232
Net amortization of acquired leases	15	18
Deferred revenue	106	(237)
Changes in operating assets and liabilities:
Tenants' security accounts	45	111
Sundry receivables, prepaid expenses and other assets	91	276
Accounts payable, accrued expenses and other liabilities	782	615
Tenants' security deposits	(61)	(67)
Net cash provided by operating activities	7,168	7,149
Investing activities:
Capital improvements - existing properties	(955)	(1,048)
Construction and pre-development costs	(1,813)	(2,519)
Decrease in investment in US Treasury Bills	4,549	-
Net cash provided by (used in) investing activities	1,781	(3,567)
Financing activities:
Repayment of mortgages	(4,450)	(1,160)
Proceeds from mortgages and construction loans	-	1,628
Deferred financing costs	(174)	7
Repurchase of Company stock-Treasury shares	-	(59)
Dividends paid	(4,165)	(4,166)
Distributions to noncontrolling interests	(692)	(563)
Net cash used in financing activities	(9,481)	(4,313)
Net decrease in cash and cash equivalents	(532)	(731)
Cash and cash equivalents, beginning of period	6,751	8,192
Cash and cash equivalents, end of period	$6,219	$7,461

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $87 in fiscal 2009.	$5,416	$5,205
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$1	$1,477
Financing activities:
Dividends declared but not paid	$2,083	$2,083

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

The consolidated results of operations for the six and three-month periods ended April 30, 2010 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2009 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 – Significant accounting policies:

Real estate development costs:

It is FREIT's policy to capitalize pre-development costs, which generally include legal and professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs, when the project or portion thereof becomes operational, or when construction has been postponed. Capitalization of these costs will recommence once construction on the project resumes.

Adopted and recently issued accounting standards:

On December 4, 2007, the FASB issued two new accounting standards, “Business Combinations” (ASC 805-10), and “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (ASC 810-10). The standards are effective for fiscal years beginning after December 15, 2008 and earlier adoption was prohibited.

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

The effect of the adoption of ASC 805 will be dependent upon FREIT’s future acquisition activity, if any.

•
The objective of ASC 810 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) requiring entities to report non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) expanding the disclosure requirements with respect to the parent and its non-controlling interests. FREIT adopted ASC 810 effective November 1, 2009, and as required, has retrospectively applied the presentation and disclosure requirements to prior periods presented in this Form 10-Q.

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

b.)
In accordance with the provisions of ASC 810, FREIT is required to disclose the pro forma impact on its consolidated net income and earnings per share, had the requirements of ASC 810 not been applied for the current quarter. As such, FREIT’s pro forma consolidated net income attributable to common equity for the six and three-month periods ended April 30, 2010 would have been $2,425,000 ($0.35 per share basic) and $1,182,000 ($0.17 per share basic), respectively.

Index

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R)” (ASC topic 810), which changes guidance for variable interest entities that are insufficiently capitalized or not controlled through voting or similar rights and requires that a variable interest entity (“VIE”) be consolidated by the company that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The new standard will be effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have any impact on our financial statements.

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income (numerator) by the weighted average number of shares outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

Since FREIT does not have any dilutive securities, only basic earnings per share is presented for the six and three-month periods ended April 30, 2010 and 2009. Basic earnings per share, based on the weighted average number of shares outstanding during each period, is comprised of ordinary income for the six and three-month periods ended April 30, 2010 and the prior year’s comparable period.

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

Note 5 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains nine (9) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees.

Index

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income for the six and three months ended April 30, 2010 and 2009. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$12,605	$11,491	$6,510	$5,675
Residential	9,510	9,742	4,801	4,851
Totals	22,115	21,233	11,311	10,526
Real estate operating expenses:
Commercial	5,003	4,721	2,629	2,414
Residential	4,702	4,266	2,456	2,232
Totals	9,705	8,987	5,085	4,646
Net operating income:
Commercial	7,602	6,770	3,881	3,261
Residential	4,808	5,476	2,345	2,619
Totals	$12,410	$12,246	$6,226	$5,880
Recurring capital improvements-residential	$120	$106	$35	$27
	.		.
Reconciliation to consolidated net income:
Segment NOI	$12,410	$12,246	$6,226	$5,880
Deferred rents - straight lining	109	104	56	53
Amortization of acquired leases	(15)	(18)	(7)	(9)
Investment income	66	130	30	51
General and administrative expenses	(841)	(880)	(413)	(466)
Depreciation	(3,065)	(2,937)	(1,543)	(1,463)
Financing costs	(5,781)	(5,381)	(2,919)	(2,666)
Net income	2,883	3,264	1,430	1,380
Net income attributable to noncontrolling interests	(581)	(658)	(300)	(295)
Net income attributable to common equity	$2,302	$2,606	$1,130	$1,085

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $898,000 and $862,000 for the six-months ended April 30, 2010 and 2009, respectively. For the three-month period ended April 30, 2010 and 2009, such fees were approximately $463,000 and $436,000, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $180,000 and $233,000 for the six-months ended April 30, 2010 and 2009, respectively, and $95,000 and $86,000 for the three-months ended April 30, 2010 and 2009, respectively. The management agreement expires on October 31, 2011, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

Index

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $64,000 and $69,000 for the six-months ended April 30, 2010 and 2009, respectively, and $34,000 and $39,000 for the three-months ended April 30, 2010 and 2009, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees paid to Hekemian for the six months ended April 30, 2010 and 2009, were $1,000,000 and $0, respectively.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian.

Note 7 – Litigation:

On August 6, 2009, a complaint was filed against Damascus Centre, LLC, a 70% owned affiliate of FREIT, Hekemian, and others (the “Defendants”) in the Circuit Court of Montgomery County, Maryland (the “Court”).  The plaintiffs leased commercial office space at the Damascus Shopping Center located in Damascus, Maryland and owned by Damascus Centre, LLC.  The complaint alleged a number of causes of action in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre, LLC’s development activities at the Damascus Center. The complaint sought compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages. In addition, the plaintiffs sought to enjoin the demolition of the shopping center. FREIT received notice of the lawsuit on September 2, 2009. On February 19, 2010, a voluntary stipulation of dismissal of the complaint, with prejudice, was filed with the Court. This stipulation with prejudice has the same effect as a final adjudication on the merits of the complaint favorable to the Defendants, and relieves the Defendants of any liability to the plaintiffs based on the relevant facts set forth in the complaint. The stipulation also bars the plaintiffs from pursuing any subsequent action based on any relevant facts in the complaint.

Note 8 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT's long-term debt at April 30, 2010 and October 31, 2009:

	April 30,	October 31,
($ in Millions)	2010	2009
Fair Value	$191.5	$198.1

Carrying Value	$197.9	$202.3

Fair values are estimated based on market interest rates at April 30, 2010 and October 31, 2009 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

Note 9 - Subsequent events:

As a result of a reevaluation of the future funding needs of the Damascus Center redevelopment project in Damascus, MD, on May 6, 2010, Damascus Centre, LLC entered into a modification of its construction loan agreement, which reduced the amount of the construction loan facility from $27.3 million to $21.3 million. In addition, the construction completion due date was extended until November 11, 2011. All other terms of the construction loan remain unchanged. As of April 30, 2010, $9.9 million of this loan was drawn down to cover construction costs.

Index

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Identifying Important Factors That Could Cause FREIT's Actual Results to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the unaudited condensed consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this From 10-Q, and the consolidated financial statements including FREIT's most recently filed Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT's current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning.

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statement are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the following: general economic and business conditions, which will, among other things, affect demand fro rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT's real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT's commercial properties; governmental actions and intiatives; environmental/safety requirements; and risks of real estate development and acquisitions. The risks with respect to the development of real estate include: increased construction cost, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

The global economic and financial environment: The U. S. economy has been showing signs of recovery from the recession, and continued economic recovery is expected throughout 2010. However, job growth remains sluggish, and sustained high unemployment can hinder economic growth.  While bank earnings and liquidity are on the rebound, the potential of significant future credit losses cloud the lending outlook. Credit availability still lags pre-recession levels hampering business expansion and new development activities.

Residential Properties: Occupancy and rental rates in our areas of operation are showing signs of being on the up swing reversing a year-long downward movement. We expect the recovery of rental rates to lag occupancy rates. The speed of recovery at our residential properties will likely mirror job growth and reduced unemployment in our areas of operation.

Commercial Properties:  The retail outlook is brightening for 2010 as consumer confidence increases and retail sales are expected to increase modestly although consumers remain frugal with their discretionary spending. Tenant fall-out and rent reductions are expected to abate. However, re-leasing of space vacated during the recession will be challenging and at rates below pre-recession levels.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2009, have been applied consistently as at April 30, 2010 and October 31, 2009, and for the six and three months ended April 30, 2010 and 2009. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Real Estate Development Costs: It is FREIT's policy to capitalize pre-developent costs, which generally include legal and professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs, when the project or portion thereof becomes operational, or when construction has been postponed. Capitalization of these costs will recommence once construction on the project resumes.

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

The effect of the adoption of ASC 805 will be dependent upon future acquisition activity, if any, of FREIT.

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

Index

RESULTS OF OPERATIONS

Real Estate revenue for the six months ended April 30, 2010 (“Current Six Months”) increased 4.2% to $22,209,000 compared to $21,319,000 for the six months ended April 30, 2009 (“Prior Six Months”). Real Estate revenue for the three months ended April 30, 2010 (“Current Quarter”) increased 7.5% to $11,360,000 compared to $10,570,000 for the three months ended April 30, 2009 (“Prior Year’s Quarter”). The increase in real estate revenues for the Current Quarter was attributable to FREIT’s commercial operations, primarily related to higher base rental income, a lease termination fee amounting to approximately $250,000, and a percentage rent payment of $123,000 relating to a tenant coming off of a percentage rent holiday.

Net income attributable to common equity (“Net Income”) for the Current Six Months was $2,302,000 ($0.33 per share basic) compared to $2,606,000 ($0.38 per share basic) for the Prior Six Months. Net Income for the Current Quarter was $1,130,000 ($0.16 per share basic) compared to $1,085,000 ($0.16 per share basic) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted Net Income for the six and three months ended April 30, 2010 and 2009:

NET INCOME COMPONENTS
	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2010	2009	Change	2010	2009	Change
	(thousands of dollars)			(thousands of dollars)
Income from real estate operations:
Commercial properties	$7,696	$6,856	$840	$3,930	$3,305	$625

Residential properties	4,808	5,476	(668)	2,345	2,619	(274)
Total income from real estate operations	12,504	12,332	172	6,275	5,924	351

Financing costs:
Fixed rate mortgages	(5,391)	(5,155)	(236)	(2,726)	(2,573)	(153)
Floating rate - Rotunda	(390)	(226)	(164)	(193)	(93)	(100)
Total financing costs	(5,781)	(5,381)	(400)	(2,919)	(2,666)	(253)

Investment income	66	130	(64)	30	51	(21)

General & administrative expenses:
Accounting fees	(340)	(257)	(83)	(173)	(157)	(16)
Legal & professional fees	(44)	(82)	38	(27)	(32)	5
Trustee fees	(257)	(264)	7	(127)	(140)	13
Corporate expenses	(200)	(277)	77	(86)	(137)	51
Total general & administrative expenses	(841)	(880)	39	(413)	(466)	53

Depreciation:
Same properties (1)	(2,953)	(2,937)	(16)	(1,483)	(1,463)	(20)
Damascus center - Safeway portion of Phase II becoming operational in Sept 2009.	(112)	-	(112)	(60)	-	(60)
Total depreciation	(3,065)	(2,937)	(128)	(1,543)	(1,463)	(80)

Net income	$2,883	$3,264	$(381)	$1,430	$1,380	$50
Net income attributable to noncontrolling interests in subsidiaries	(581)	(658)	77	(300)	(295)	(5)

Net Income attributable to common equity	$2,302	$2,606	$(304)	$1,130	$1,085	$45

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

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Six Months and Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2010	2009	$	%	2010	2009	$	%	2010	2009
	(in thousands)				(in thousands)				(in thousands)
Rental income	$9,633	$8,746	$887	10.1%	$9,395	$9,559	$(164)	-1.7%	$19,028	$18,305
Reimbursements	2,890	2,641	249	9.4%	-	-	-		2,890	2,641
Other	82	104	(22)	-21.2%	115	183	(68)	-37.2%	197	287
Total revenue	12,605	11,491	1,114	9.7%	9,510	9,742	(232)	-2.4%	22,115	21,233

Operating expenses	5,003	4,721	282	6.0%	4,702	4,266	436	10.2%	9,705	8,987
Net operating income	$7,602	$6,770	$832	12.3%	$4,808	$5,476	$(668)	-12.2%	12,410	12,246
Average
Occupancy %	90.1%	89.7%		0.4%	93.8%	93.3%		0.5%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					109	104
				Amortization of acquired leases					(15)	(18)
				Investment income					66	130
				General and administrative expenses					(841)	(880)
				Depreciation					(3,065)	(2,937)
				Financing costs					(5,781)	(5,381)
				Net income					2,883	3,264
				Net income attributable to noncontrolling interests					(581)	(658)
				Net income attributable to common equity					$2,302	$2,606

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2010	2009	$	%	2010	2009	$	%	2010	2009
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,996	$4,387	$609	13.9%	$4,743	$4,769	$(26)	-0.5%	$9,739	$9,156
Reimbursements	1,456	1,236	220	17.8%	-	-	-		1,456	1,236
Other	58	52	6	11.5%	58	82	(24)	-29.3%	116	134
Total revenue	6,510	5,675	835	14.7%	4,801	4,851	(50)	-1.0%	11,311	10,526

Operating expenses	2,629	2,414	215	8.9%	2,456	2,232	224	10.0%	5,085	4,646
Net operating income	$3,881	$3,261	$620	19.0%	$2,345	$2,619	$(274)	-10.5%	6,226	5,880
Average
Occupancy %	89.5%	90.4%		-0.9%	94.6%	92.6%		2.0%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					56	53
				Amortization of acquired leases					(7)	(9)
				Investment income					30	51
				General and administrative expenses					(413)	(466)
				Depreciation					(1,543)	(1,463)
				Financing costs					(2,919)	(2,666)
				Net income					1,430	1,380
				Net income attributable to noncontrolling interests					(300)	(295)
				Net income attributable to common equity					$1,130	$1,085

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

Index

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties during the 2010 and 2009 fiscal years. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land.

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Six Months increased by 9.7% and 12.3%, respectively, over the Prior Six Months. For the Current Quarter, total revenue and NOI increased by 14.7% and 19.0%, respectively, over the Prior Year’s Quarter. The primary reasons for the increase in both revenue and NOI for the Current Six Months, as well as the Current Quarter were higher base rental income, primarily at the Damascus Center, and a lease termination fee, which amounted to approximately $250,000, related to a tenant at the Rotunda shopping center, and a percentage rent payment of $123,000 relating to a tenant coming off of a percentage rent holiday.

The economic recovery in the U.S. has resulted in modest increases in retail sales, although among the retailers results have been mixed. This gives us a modicum of guarded optimism. To date, our tenant fall-out has been minor, as average occupancy (exclusive of the Damascus Center, which is undergoing a major redevelopment project) for the Current Six Months was at 94.6%, a decrease of 0.6% from last year’s comparable period, and decreased 1.4% for the Current Quarter to 93.9% compared to 95.3% for the Prior Year’s Quarter. However, we may experience additional fall-out if the economic recovery is slow.

DEVELOPMENT ACTIVITIES

A modernization and expansion is in progress at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. As of April 30, 2010, construction and other costs for Phase II approximated $9.8 million. The Phase III construction is expected to begin towards the end of this year. Total construction costs will be funded from a $27.3 million construction loan entered into on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Center. As of April 30, 2010, $9.9 million of this loan was drawn down to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire, which has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate, Grande Rotunda, LLC) were completed during the 2008 fiscal year. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of April 30, 2010, we have expended approximately $7.5 million for planning and feasibility studies. Due to the adverse economic and credit conditions, the start date for the construction has not yet been determined.

Index

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Six Months decreased by 2.4% and 12.2%, respectively, as compared to the Prior Six Months. For the Current Quarter, total revenue and NOI decreased by 1.0% and 10.5%, respectively, over the Prior Year’s Quarter. The current year’s poorer operating results reflect the downward movement of occupancy and rents over the past year. The effect of lower revenues was exacerbated by losses approximating $260,000 relative to recent storm damage costs at the Pierre Towers apartment complex, and overall higher operating costs, particularly utility costs caused by the colder winter this year. The revenue declines are attributable to higher than normal unemployment in our areas of operation over the past year. However, it should be noted that over the last several months, occupancy is showing signs of improvement, as evidenced by average occupancy for the Current Six Months and Current Quarter increasing by 0.5% and 2.0%, respectively, over last year’s comparable periods.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Six Months and the Prior Six Months were $1,530 and $1,557, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $197,000 and $187,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre Towers apartment complex (“The Pierre”). We have substantially completed modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $4 - $6 million, and apartments were renovated as they became temporarily vacant.  It is anticipated that this renovation will be completed within the next 12 months. These costs are being financed from operating cash flow and cash reserves. Through April 30, 2010, we expended approximately $4.0 million in capital improvements at The Pierre.

INVESTMENT INCOME

Investment income for the Current Six Months and Current Quarter decreased 49.2% and 41.2% to $66,000 and $30,000, respectively, as compared to the prior year’s comparable periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC and Damascus Centre, LLC). The decrease in investment income was primarily attributable to lower interest income on FREIT’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due in part to lower interest rates.

Index

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$4,250	$4,477	$2,116	$2,230
New (1)	607	182	303	91
2nd Mortgages
Existing	169	252	84	126
Variable rate mortgages:
Acquisition loan-Rotunda	390	294	193	119
Construction loan-Damascus	79	73	39	25
Other	180	145	91	73
	5,675	5,423	2,826	2,664
Amortization of Mortgage Costs	106	118	53	59
Total Financing Costs	5,781	5,541	2,879	2,723
Less amount capitalized	-	(160)	40	(57)
Financing costs expensed	$5,781	$5,381	$2,919	$2,666

(1) Mortgages not in place at beginning of Fiscal 2009.

Total financing costs, before capitalized amounts, for the Current Six Months and Current Quarter increased 4.3% and 5.7%, respectively, compared to the prior year’s comparable periods.

Our acquisition loan for The Rotunda property of $22.5 million, which was reduced to $19.5 million on February 1, 2010, bears a floating interest rate. An increase in interest rates over the course of the Current Six Months increased the level of interest expense for The Rotunda by approximately $96,000 and $74,000, to $390,000 and $193,000 for the Current Six Months and Current Quarter, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $841,000 and $413,000, respectively, as compared to $880,000 and $466,000 for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $641,000 and $327,000, for the Current Six Months and the Current Quarter, respectively, as compared to $603,000 and $329,000 for the prior year’s periods.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $3,065,000 and $1,543,000, respectively, as compared to $2,937,000 and $1,463,000 for the prior year’s comparable periods.  The increase was primarily attributable to the current construction project at the Damascus Center becoming operational.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $7.2 million for the Current Six Months compared to $7.1 million for the Prior Six Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2010, FREIT had cash and cash equivalents totaling $6.2 million, compared to $11.3 million at October 31, 2009.

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

As of April 30, 2010, approximately $18 million was available under the line of credit.

We are in the process of rebuilding the Damascus Center. The total capital required for this project is estimated at $21.9 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of April 30, 2010, Damascus Centre, LLC drew down $9.9 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million.

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

At April 30, 2010, FREIT’s aggregate outstanding mortgage debt was $197.9 million and bears a weighted average interest rate of 5.3%, and an average life of approximately 5.2 years. These fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:
Fiscal Year	2012	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$9.9	$27.5	$25.9	$24.5	$22.0	$5.0	$45.0	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2010 and October 31, 2009:

	April 30,	October 31,
($ in Millions)	2010	2009
Fair Value	$191.5	$198.1

Carrying Value	$197.9	$202.3

Fair values are estimated based on market interest rates at April 30, 2010 and October 31, 2009 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2010, a 1% interest rate increase would reduce the fair value of our debt by $8.4 million, and a 1% decrease would increase the fair value by $9.0 million.

Index

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, the original loan amount of $22.5 million was reduced to $19.5 million and the due date extended until February 1, 2013. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a certain debt service coverage ratio.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $29.4 million in floating rate loans outstanding, of which $19.5 million relates to the acquisition loan for The Rotunda and $9.9 million relates to the construction loan for the Damascus Center redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $294,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FUNDS FROM OPERATIONS (“FFO”):
Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)

Net income	$2,883	$3,264	$1,430	$1,380
Depreciation	3,065	2,937	1,543	1,463
Amortization of deferred mortgage costs	106	118	53	59
Deferred rents (Straight lining)	(109)	(104)	(56)	(53)
Amortization of acquired leases	15	18	7	9
Capital Improvements - Apartments	(120)	(106)	(35)	(27)
Distributions to noncontrolling interests	(692)	(563)	(344)	(443)
FFO	$5,148	$5,564	$2,598	$2,388

Per Share - Basic	$0.74	$0.80	$0.37	$0.34

Weighted Average Shares Outstanding	6,942	6,945	6,942	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the three months ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II:  Other Information

Item 1:  Legal Proceedings

On August 6, 2009, a complaint was filed against Damascus Centre, LLC, Hekemian (FREIT’s managing agent), and others (the “Defendants”) in the Circuit Court of Montgomery County, Maryland (the “Court”).  The plaintiffs leased commercial office space at the Damascus Center.  The complaint alleged a number of causes of action in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre, LLC’s development activities at the Damascus Center. The complaint sought compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages. In addition, the plaintiffs sought to enjoin the demolition of the shopping center. FREIT received notice of the lawsuit on September 2, 2009. On February 19, 2010, a voluntary stipulation of dismissal of the complaint, with prejudice, was filed with the Court. This stipulation with prejudice has the same effect as a final adjudication on the merits of the complaint favorable to the Defendants, and relieves the Defendants of any liability to the plaintiffs based on the relevant facts set forth in the complaint. The stipulation also bars the plaintiffs from pursuing any subsequent action based on any relevant facts in the complaint.

Item 1A:  Risk Factors

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, that was filed with the Securities and Exchange Commission on January 14, 2010.

Item 6: Exhibits
Exhibit Index

Exhibit 10.1 - Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Resources Development, LLC.

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

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

Date: June 9, 2010
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)