Form 10-Q
period 2010-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2010-09-09
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010
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

As of September 9, 2010, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31,	October 31,
	2010	2009
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$211,516	$214,283
Construction in progress & pre-development costs	9,752	9,694
Cash and cash equivalents	4,684	6,751
Investments in US Treasury Bills at amortized cost,
which approximates fair value	-	4,549
Tenants' security accounts	2,038	2,147
Sundry receivables	5,250	4,440
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	3,752	3,198
Acquired over market leases and in-place lease costs	558	670
Deferred charges, net	2,755	2,793
Total Assets	$243,631	$251,851

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$197,199	$202,260
Accounts payable and accrued expenses	7,795	7,496
Dividends payable	2,083	2,083
Tenants' security deposits	2,697	2,847
Acquired below market value leases and deferred revenue	2,591	3,049
Total liabilities	212,365	217,735

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(5,683)	(3,112)
Total common equity	18,151	20,722
Noncontrolling interests in subsidiaries	13,115	13,394
Total equity	31,266	34,116
Total Liabilities & Equity	$243,631	$251,851

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE AND THREE MONTHS ENDED JULY 31, 2010 AND 2009
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$28,306	$27,441	$9,184	$9,050
Reimbursements	4,458	3,969	1,568	1,327
Sundry income	292	393	95	107
Totals	33,056	31,803	10,847	10,484

Expenses:
Operating expenses	9,042	8,380	2,783	2,631
Management fees	1,448	1,403	475	469
Real estate taxes	4,981	4,739	1,666	1,555
Depreciation	4,556	4,407	1,492	1,470
Totals	20,027	18,929	6,416	6,125

Operating income	13,029	12,874	4,431	4,359

Investment income	95	170	29	40
Interest expense including amortization
of deferred financing costs	(8,703)	(8,051)	(2,922)	(2,670)
Net income	4,421	4,993	1,538	1,729
Net income attributable to noncontrolling interests in subsidiaries	(743)	(813)	(162)	(155)
Net income attributable to common equity	$3,678	$4,180	$1,376	$1,574

Earnings per share (attributable to common equity):
Basic	$0.53	$0.60	$0.20	$0.23

Weighted average shares outstanding	6,942	6,944	6,942	6,942

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2009	$24,969	$(1,135)	$(3,112)	$20,722	$13,394	$34,116

Distributions to noncontrolling interests					(1,022)	(1,022)

Net income			3,678	3,678	743	4,421

Dividends declared ($0.90 per share)			(6,249)	(6,249)	-	(6,249)

Balance at July 31, 2010	$24,969	$(1,135)	$(5,683)	$18,151	$13,115	$31,266

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2010 AND 2009
(Unaudited)

	Nine Months Ended
	July 31,
	2010	2009
	(In Thousands of Dollars)
Operating activities:
Net income	$4,421	$4,993
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	4,556	4,407
Amortization	376	349
Net amortization of acquired leases	22	27
Deferred revenue	(406)	(435)
Changes in operating assets and liabilities:
Tenants' security accounts	109	80
Sundry receivables, prepaid expenses and other assets	(1,491)	(992)
Accounts payable, accrued expenses and other liabilities	1,557	456
Tenants' security deposits	(150)	(91)
Net cash provided by operating activities	8,994	8,794
Investing activities:
Capital improvements - existing properties	(1,140)	(1,665)
Construction and pre-development costs	(1,820)	(5,780)
Decrease in investment in US Treasury Bills	4,549	-
Net cash provided by (used in) investing activities	1,589	(7,445)
Financing activities:
Repayment of mortgages	(5,182)	(1,869)
Proceeds from mortgages and construction loans	-	4,630
Deferred financing costs	(197)	(36)
Repurchase of Company stock-Treasury shares	-	(60)
Dividends paid	(6,249)	(6,249)
Distributions to noncontrolling interests	(1,022)	(820)
Net cash used in financing activities	(12,650)	(4,404)
Net decrease in cash and cash equivalents	(2,067)	(3,055)
Cash and cash equivalents, beginning of period	6,751	8,192
Cash and cash equivalents, end of period	$4,684	$5,137

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest
of $121 in fiscal 2009.	$8,136	$7,772
Income taxes paid	$-	$5
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$35	$4,589
Financing activities:
Dividends declared but not paid	$2,083	$2,083

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2010 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2009 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 - Significant accounting policies:

Real estate development costs:
It is FREIT’s policy to capitalize pre-development costs, which generally include legal and professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs, when the project or portion thereof becomes operational, or when construction has been postponed. Capitalization of these costs will recommence once construction on the project resumes.

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

•
The objective of ASC 810 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) requiring entities to report non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) expanding the disclosure requirements with respect to the parent and its non-controlling interests. FREIT adopted ASC 810 effective November 1, 2009, and as required, has retrospectively applied the presentation and disclosure requirements to prior periods presented in this Form 10Q.

Index

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

b.)
In accordance with the provisions of ASC 810, FREIT is required to disclose the pro forma impact on its consolidated net income and earnings per share, had the requirements of ASC 810 not been applied for the current quarter. As such, FREIT’s pro forma consolidated net income attributable to common equity for the nine and three-month periods ended July 31, 2010 would have been $3,903,000 ($0.56 per share basic) and $1,478,000 ($0.21 per share basic), respectively.

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

Since FREIT does not have any dilutive securities, only basic earnings per share is presented for the nine and three-month periods ended July 31, 2010 and 2009. Basic earnings per share, based on the weighted average number of shares outstanding during each period, is comprised of ordinary income for the nine and three-month periods ended July 31, 2010 and the prior year’s comparable period.

Note 4 - Share repurchase program:

FREIT’s Board of Trustees authorized the following share repurchase plans:

		Shares Repurchased
Date Plan Authorized	Amounts Authorized	#	Cost	Date Plan Expired

April 9, 2008	$2,000,000	50,920	$1,133,545	March 31, 2009

April 14, 2009	$1,000,000	89	$1,481	June 30, 2009
	Total	51,009	$1,135,026

Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Equity section of FREIT’s condensed consolidated balance sheets.

Index

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income for the nine and three months ended July 31, 2010 and 2009. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Real estate rental revenue:
Commercial	$18,617	$17,230	$6,012	$5,739
Residential	14,299	14,437	4,789	4,695
Totals	32,916	31,667	10,801	10,434
Real estate operating expenses:
Commercial	7,337	6,815	2,333	2,094
Residential	6,901	6,378	2,199	2,112
Totals	14,238	13,193	4,532	4,206
Net operating income:
Commercial	11,280	10,415	3,679	3,645
Residential	7,398	8,059	2,590	2,583
Totals	$18,678	$18,474	$6,269	$6,228

Recurring capital improvements-residential	$254	$143	$134	$36
			.
Reconciliation to consolidated net income:
Segment NOI	$18,678	$18,474	$6,269	$6,228
Deferred rents - straight lining	162	163	53	59
Amortization of acquired leases	(22)	(27)	(7)	(9)
Investment income	95	170	29	40
General and administrative expenses	(1,233)	(1,329)	(392)	(449)
Depreciation	(4,556)	(4,407)	(1,492)	(1,470)
Financing costs	(8,703)	(8,051)	(2,922)	(2,670)
Net income	4,421	4,993	1,538	1,729
Net income attributable to noncontrolling interests	(743)	(813)	(162)	(155)
Net income attributable to common equity	$3,678	$4,180	$1,376	$1,574

Index

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,336,000 and $1,296,000 for the nine-months ended July 31, 2010 and 2009, respectively. For the three-month period ended July 31, 2010 and 2009, such fees were approximately $438,000 and $434,000, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $268,000 and $323,000 for the nine-months ended July 31, 2010 and 2009, respectively, and $88,000 and $91,000 for the three-months ended July 31, 2010 and 2009, respectively. The management agreement expires on October 31, 2011, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $101,000 and $107,000 for the nine-months ended July 31, 2010 and 2009, respectively, and $37,000 and $38,000 for the three-months ended July 31, 2010 and 2009, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred to Hekemian for the nine-months ended July 31, 2010 and 2009, were 0 and $2,000,000 (of which $1 million was paid in 2010), respectively.

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

Note 8 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2010 and October 31, 2009:

	July 31,	October 31,
($ in Millions)	2010	2009
Fair Value	$194.2	$198.1

Carrying Value	$197.2	$202.3

Fair values are estimated based on market interest rates at July 31, 2010 and October 31, 2009 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

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

OVERVIEW

FREIT is an equity real estate investment trust ("REIT") that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties. Our properties are primarily located in northern New Jersey and Maryland. We acquire existing properties for investment. We also acquire properties, which we feel have redevelopment potential, and make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

The economic and financial environment: The U. S. economy has recovered from the recession, but at a recovery rate much slower than anticipated. However, job growth remains sluggish, and sustained high unemployment can hinder economic growth.  While bank earnings and liquidity are on the rebound, the potential of significant future credit losses cloud the lending outlook. Credit availability has improved, but still lags pre-recession levels hampering business expansion and new development activities.

Residential Properties: Occupancy and rental rates in our areas of operation are on the up swing reversing a year-long downward movement. We expect the recovery of rental rates to lag occupancy rates. The speed of recovery at our residential properties will likely mirror job growth and reduced unemployment in our areas of operation.

Commercial Properties:  The retail outlook, while still challenged, has shown improvement over the past year, although due to the lag in job growth, consumers are still nervous about their jobs and remain frugal with their discretionary spending. Tenant fall-out and rent reductions are expected to abate. However, re-leasing of space vacated during the recession will be challenging and at rates below pre-recession levels.

Index

Development Projects and Capital Expenditures:  We continue to make only those capital expenditures that are absolutely necessary. We continue to pursue the completion of the development and construction activities started at the Damascus Center. No date has been determined for the commencement of construction at our Rotunda and South Brunswick projects.

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

As a result of a reevaluation of the future funding needs of the Damascus Center redevelopment project in Damascus, MD, on May 6, 2010, Damascus Centre, LLC entered into a modification of its construction loan agreement, which reduced the amount of the construction loan facility from $27.3 million to $21.3 million. In addition, the construction completion due date was extended until November 11, 2011. All other terms of the construction loan remain unchanged. As of July 31, 2010, $10.0 million of this loan was drawn down to cover construction costs.

Operating Cash Flow and Dividend Distributions: We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, necessary capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income). It is FREIT’s intention to maintain its quarterly dividend at $.30 per share until the economic climate indicates a change is appropriate, but not less than the level required to maintain its REIT status for Federal income tax purposes.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2009, have been applied consistently as at July 31, 2010 and October 31, 2009, and for the nine and three months ended July 31, 2010 and 2009. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

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

Real Estate Development Costs: It is FREIT’s policy to capitalize pre-development costs, which generally include legal and professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs, when the project or portion thereof becomes operational, or when construction has been postponed. Capitalization of these costs will recommence once construction on the project resumes.

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

In June 2009, The FASB issued, “Amendments to FASB Interpretation No. 46(R)” (ASC topic 810), which changes guidance for variable interest entities that are insufficiently capitalized or not controlled through voting or similar rights and requires that a variable interest entity (“VIE”) be consolidated by the company that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The new standard will be effective for fiscal years beginning after November 15, 2009, or January 1, 2010 for calendar year companies. The adoption of this standard is not expected to have a material impact on our financial statements.

Index

RESULTS OF OPERATIONS

Real Estate revenue for the nine months ended July 31, 2010 (“Current Nine Months”) increased 3.9% to $33,056,000 compared to $31,803,000 for the nine months ended July 31, 2009 (“Prior Nine Months”). The increase in real estate revenues for the Current Nine Months was primarily attributable to FREIT’s Commercial operations, specifically higher base rental income, a lease termination fee amounting to approximately $250,000, and a percentage rent payment of $123,000 relating to a tenant coming off of a percentage rent holiday. Real Estate revenue for the three months ended July 31, 2010 (“Current Quarter”) increased 3.5% to $10,847,000 compared to $10,484,000 for the three months ended July 31, 2009 (“Prior Year’s Quarter”). The increase for the Current Quarter was due to higher base rental income, and higher reimbursable operating expenses at FREIT’s Commercial operations, in addition to a positive increase in occupancy at FREIT’s residential operations.

Net income attributable to common equity (“Net Income”) for the Current Nine Months was $3,678,000 ($0.53 per share basic) compared to $4,180,000 ($0.60 per share basic) for the Prior Nine Months. Net Income for the Current Quarter was $1,376,000 ($0.20 per share basic) compared to $1,574,000 ($0.23 per share basic) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted Net Income for the nine and three months ended July 31, 2010 and 2009:

NET INCOME COMPONENTS
	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2010	2009	Change	2010	2009	Change
	(thousands of dollars)			(thousands of dollars)
Income from real estate operations:
Commercial properties	$11,420	$10,551	$869	$3,725	$3,695	$30

Residential properties	7,398	8,059	(661)	2,590	2,583	7
Total income from real estate operations	18,818	18,610	208	6,315	6,278	37

Financing costs:
Fixed rate mortgages	(8,104)	(7,734)	(370)	(2,713)	(2,579)	(134)
Floating rate - Rotunda	(599)	(317)	(282)	(209)	(91)	(118)
Total financing costs	(8,703)	(8,051)	(652)	(2,922)	(2,670)	(252)

Investment income	95	170	(75)	29	40	(11)

General & administrative expenses:
Accounting fees	(449)	(404)	(45)	(109)	(147)	38
Legal & professional fees	(78)	(98)	20	(34)	(16)	(18)
Trustee fees	(402)	(390)	(12)	(145)	(126)	(19)
Corporate expenses	(304)	(437)	133	(104)	(160)	56
Total general & administrative expenses	(1,233)	(1,329)	96	(392)	(449)	57

Depreciation:
Same properties (1)	(4,388)	(4,407)	19	(1,436)	(1,470)	34
Damascus center - Safeway portion of Phase II becoming operational in Sept 2009.	(168)	-	(168)	(56)	-	(56)
Total depreciation	(4,556)	(4,407)	(149)	(1,492)	(1,470)	(22)

Net income	$4,421	$4,993	$(572)	$1,538	$1,729	$(191)
Net income attributable to noncontrolling interests in subsidiaries	(743)	(813)	70	(162)	(155)	(7)

Net Income attributable to common equity	$3,678	$4,180	$(502)	$1,376	$1,574	$(198)

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

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income for the Current Nine Months and Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2010	2009	$	%	2010	2009	$	%	2010	2009
	(in thousands)				(in thousands)				(in thousands)
Rental income	$14,041	$13,108	$933	7.1%	$14,125	$14,197	$(72)	-0.5%	$28,166	$27,305
Reimbursements	4,458	3,969	489	12.3%	-	-	-		4,458	3,969
Other	118	153	(35)	-22.9%	174	240	(66)	-27.5%	292	393
Total revenue	18,617	17,230	1,387	8.0%	14,299	14,437	(138)	-1.0%	32,916	31,667

Operating expenses	7,337	6,815	522	7.7%	6,901	6,378	523	8.2%	14,238	13,193
Net operating income	$11,280	$10,415	$865	8.3%	$7,398	$8,059	$(661)	-8.2%	18,678	18,474
Average
Occupancy %	89.9%	89.2%		0.7%	94.0%	93.0%		1.0%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					162	163
				Amortization of acquired leases					(22)	(27)
				Investment income					95	170
				General and administrative expenses					(1,233)	(1,329)
				Depreciation					(4,556)	(4,407)
				Financing costs					(8,703)	(8,051)
				Net income					4,421	4,993
				Net income attributable to noncontrolling interests					(743)	(813)
				Net income attributable to common equity					$3,678	$4,180

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2010	2009	$	%	2010	2009	$	%	2010	2009
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,408	$4,363	$45	1.0%	$4,731	$4,637	$94	2.0%	$9,139	$9,000
Reimbursements	1,568	1,327	241	18.2%	-	-	-		1,568	1,327
Other	36	49	(13)	-26.5%	58	58	-	0.0%	94	107
Total revenue	6,012	5,739	273	4.8%	4,789	4,695	94	2.0%	10,801	10,434

Operating expenses	2,333	2,094	239	11.4%	2,199	2,112	87	4.1%	4,532	4,206
Net operating income	$3,679	$3,645	$34	0.9%	$2,590	$2,583	$7	0.3%	6,269	6,228
Average
Occupancy %	89.3%	89.8%		-0.5%	94.4%	91.8%		2.6%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					53	59
				Amortization of acquired leases					(7)	(9)
				Investment income					29	40
				General and administrative expenses					(392)	(449)
				Depreciation					(1,492)	(1,470)
				Financing costs					(2,922)	(2,670)
				Net income					1,538	1,729
				Net income attributable to noncontrolling interests					(162)	(155)
				Net income attributable to common equity					$1,376	$1,574

The Current Quarter represents the fourth consecutive quarter of increases in NOI from FREIT’s properties.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Nine Months increased by 8.0% and 8.3%, respectively, over the Prior Nine Months. The primary reasons for the increase in total revenue and NOI for the Current Nine Months were higher base rental income, primarily at the Damascus Center, a $250,000 lease termination fee related to a tenant at the Rotunda shopping center, and a percentage rent payment of $123,000 relating to a tenant coming off of a percentage rent holiday. For the Current Quarter, total revenue and NOI increased by 4.8% and 0.9%, respectively, over the Prior Year’s Quarter, which was primarily attributable to higher base rental income, and higher reimbursable operating expenses over last year.

The U.S. economy has recovered from the recession, but at a recovery rate much slower than anticipated. Retail sales over the past year have posted slight gains, although among retailers, results have been mixed. The biggest problem in our areas of operations continues to be unemployment, renewing worries that consumers are still nervous about their jobs and reluctant to increase spending. To date, our tenant fall-out has been minor, as average occupancy (exclusive of the Damascus Center, which is undergoing a major redevelopment project) for the Current Nine Months was 94.4%, a decrease of 0.9% from last year’s comparable period, and a decrease of 1.5% for the Current Quarter to 94.1% as compared to 95.6% for the Prior Year’s Quarter. However, we may experience additional fall-out if the economic recovery slows down any further, or stalls.

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of the Westridge Square Shopping Center located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds of the sale to real estate assets in other areas of FREIT’s operations. It is the intention of the Board to structure the sale as a like-kind exchange (Code Sec.1031), in order to defer the income taxes on the expected gain. The property is not as yet being actively marketed for sale. Due to current conditions in the commercial real estate market, it is not possible for management to estimate when a sale of the property will occur.

DEVELOPMENT ACTIVITIES

A modernization and expansion is in progress at our Damascus Center in Damascus, MD (owned by our 70% owned affiliate, Damascus Centre, LLC). Total construction costs are expected to approximate $21.9 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., which will be anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. As of July 31, 2010, construction and other costs for Phase II approximated $9.8 million. The Phase III construction is expected to begin towards the end of this calendar year. Total construction costs will be funded from a $27.3 million construction loan entered into on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Center. As of July 31, 2010, $10.0 million of this loan was drawn down to cover construction costs. (See “Liquidity and Capital Resources” for additional information regarding this loan.) Because of this expansion, leases for certain tenants have been allowed to expire, which has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Index

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate, Grande Rotunda, LLC) were completed during the 2008 fiscal year. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of July 31, 2010, we have expended approximately $7.5 million for planning and feasibility studies. Due to continuing adverse economic and credit conditions, the start date for the construction has not yet been determined.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Nine Months decreased by 1.0% and 8.2%, respectively, as compared to the Prior Nine Months. The decrease in total revenue and NOI for the Current Nine Months was primarily attributable to higher than normal unemployment in our areas of operation over the past year, which was exacerbated by losses approximating $260,000 resulting from recent storm damage costs at the Pierre Towers apartment complex (“The Pierre”), and overall higher operating costs, particularly utility costs caused by the colder winter this year. However, for the Current Quarter, total revenue and NOI increased by 2.0% and 0.3%, respectively, over the Prior Year’s Quarter. The positive operating results for the Current Quarter reflect the upward movement of occupancy and rents during the current fiscal year, as evidenced by average occupancy for the Current Nine Months and Current Quarter increasing by 1.0% and 2.6%, respectively, over last year’s comparable periods.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Nine Months and the Prior Nine Months were $1,533 and $1,533, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $198,000 and $183,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $4 - $6 million, and apartments were renovated as they became temporarily vacant.  It is anticipated that this renovation will be completed within the next 12 months. These costs are being financed from operating cash flow and cash reserves. Through July 31, 2010, we expended approximately $4.0 million in capital improvements at The Pierre.

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$6,365	$6,980	$2,115	$2,321
New (1)	919	-	312	-
2nd Mortgages
Existing	253	376	84	124
Variable rate mortgages:
Acquisition loan-Rotunda	599	416	209	122
Construction loan-Damascus	121	106	42	33
Other	279	226	99	81
	8,536	8,104	2,861	2,681
Amortization of Mortgage Costs	167	174	61	56
Total Financing Costs	8,703	8,278	2,922	2,737
Less amount capitalized	-	(227)	-	(67)
Financing costs expensed	$8,703	$8,051	$2,922	$2,670

(1) Mortgages not in place at beginning of Fiscal 2009.

Index

Total financing costs, before capitalized amounts, for the Current Nine Months and Current Quarter increased 5.1% and 6.8%, respectively, compared to the prior year’s comparable periods.

Our acquisition loan for The Rotunda property of $22.5 million, which was reduced to $19.5 million on February 1, 2010, bears a floating interest rate with a floor of 4%. This floor resulted in an increase in interest rates over the course of the current fiscal year, thereby increasing the level of interest expense for The Rotunda by approximately $183,000 and $87,000, to $599,000 and $209,000 for the Current Nine Months and Current Quarter, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,233,000 and $392,000, respectively, as compared to $1,329,000 and $449,000 for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $929,000 and $288,000, for the Current Nine Months and the Current Quarter, respectively, as compared to $892,000 and $289,000 for the prior year’s periods.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $4,556,000 and $1,492,000, respectively, as compared to $4,407,000 and $1,470,000 for the prior year’s comparable periods.  The increase was primarily attributable to the current construction project at the Damascus Center becoming operational.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.0 million for the Current Nine Months compared to $8.8 million for the Prior Nine Months. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2010, FREIT had cash and cash equivalents totaling $4.7 million, compared to $11.3 million at October 31, 2009, of which $4.5 million related to investments in US Treasury Bills. The decrease in cash and cash equivalents was primarily attributable to FREIT’s use of available funds to reduce debt and the self-funding of construction activities.

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

As of July 31, 2010, approximately $18 million was available under the line of credit.

We are in the process of rebuilding the Damascus Center. The total capital required for this project is estimated at $21.9 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of July 31, 2010, Damascus Centre, LLC drew down $10.0 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value.

Index

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing. During the 2008 fiscal year, we substantially completed the planning and feasibility studies and expended approximately $7.5 million during this phase, which adds to the value of the property. Due to continuing adverse economic and credit conditions, no date for the commencement of construction has been determined.

At July 31, 2010, FREIT’s aggregate outstanding mortgage debt was $197.2 million and bears a weighted average interest rate of 5.4%, and an average life of approximately 5.0 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2012	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$10.0	$27.1	$25.9	$24.5	$22.0	$5.0	$45.2	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2010 and October 31, 2009:

	July 31,	October 31,
($ in Millions)	2010	2009
Fair Value	$194.2	$198.1

Carrying Value	$197.2	$202.3

Fair values are estimated based on market interest rates at July 31, 2010 and October 31, 2009 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2010, a 1% interest rate increase would reduce the fair value of our debt by $8.2 million, and a 1% decrease would increase the fair value by $8.8 million.

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

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $29.4 million in floating rate loans outstanding, of which $19.4 million relates to the acquisition loan for The Rotunda and $10.0 million relates to the construction loan for the Damascus Center redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $294,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

Index

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO, which is a non-GAAP financial measure, as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)

Net income	$4,421	$4,993	$1,538	$1,729
Depreciation	4,556	4,407	1,492	1,470
Amortization of deferred mortgage costs	167	174	61	57
Deferred rents (Straight lining)	(162)	(163)	(53)	(59)
Amortization of acquired leases	22	27	7	9
Capital Improvements - Apartments	(254)	(143)	(134)	(36)
Distributions to noncontrolling interests	(1,022)	(820)	(330)	(257)
FFO	$7,728	$8,475	$2,581	$2,913

Per Share - Basic	$1.11	$1.22	$0.37	$0.42

Weighted Average Shares Outstanding	6,942	6,944	6,942	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the three months ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Date: September 9, 2010
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)