Form 10-K
period 2010-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2011-01-14
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $79 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2010, the last business day of the registrant’s most recently completed second quarter.

As of January 14, 2011, the number of shares of beneficial interest outstanding was 6,942,143

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be held on April 6, 2011 are incorporated by reference in Part III of this Annual Report.

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

FREIT Website
All of FREIT’s Securities and Exchange Commission filings for the past three years are available free of charge on FREIT’s website, which can be accessed at http://www.FREITNJ.com.

Fiscal Year 2010 Developments

(i)	FINANCING

(a)
We are in the process of expanding and rebuilding the Damascus Shopping Center, located in Damascus, Maryland (the “Damascus Center”) and owned by Damascus Centre, LLC, a 70% owned affiliate of FREIT. The total capital required for this project is estimated at $22.7 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. As of October 31, 2010, Damascus Centre, LLC drew down $10.0 million of this loan to cover construction costs. In addition to the $21.3 million construction loan obtained by Damascus Centre, LLC, FREIT has elected to fund, on a selective basis, construction costs for the redevelopment project at the Damascus Center, at the prevailing interest rate for similar loans.

(b)
The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. (See Notes 4 and 6 to FREIT’s consolidated financial statements.)

(c)
FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2012, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of October 31, 2010, $18 million was available under the line of credit, and no amount is outstanding.

(ii)
     CONSTRUCTION

A modernization and expansion is underway at the Damascus Center. Total construction costs, inclusive of tenant improvement costs, are expected to approximate $22.7 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. Construction and other costs for Phase II approximated $9.8 million. The Phase III construction is expected to begin during the second quarter of 2011, with total construction costs for Phase III expected to approximate $6.7 million. Total construction costs were to be funded from a $27.3 million construction loan entered into by Damascus Centre, LLC on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. The construction loan is secured by the Damascus Center. This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Center. Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Redevelopment plans and studies for the phased expansion and renovation of the Rotunda, have been prepared. The Rotunda, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate  $200 million. As of October 31, 2010, the Company has incurred approximately $7.5 million of such costs, which are included in Construction in Progress (“CIP”) on the Consolidated Balance Sheet. City Planning Board approval has been received.  Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time,  FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

(iii)     PLANNED DISPOSITION

On July 7, 2010, FREIT’s Board of Trustees (the “Board”) authorized management to pursue a sale of the Westridge Square Shopping Center located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. It is the intention of the Board to structure the sale as a like-kind exchange (Code Sec.1031), in order to defer the income taxes on the expected gain. The property is being actively marketed for sale, however, due to current conditions in the commercial real estate market, it is not possible for management to estimate when a sale of the property will occur.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2010 is included in Note 11, “Segment Information” to FREIT’s consolidated financial statements.

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

       Portfolio of Real Estate Investments

At October 31, 2010, FREIT’s real estate holdings included (i) nine (9) apartment buildings or complexes containing 1,075 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,265,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) four (4) parcels of undeveloped land consisting of approximately 40.37 acres. FREIT and its subsidiaries own all such properties in fee simple. See “Item 2 Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Grande Rotunda, LLC: FREIT owns a 60% membership interest in Grande Rotunda, which owns a 217,000 square foot mixed use property in Baltimore, MD.

Damascus Centre, LLC: FREIT owns a 70% membership interest in Damascus Centre, which owns the Damascus Center that is currently being renovated and expanded. (See Item 1-a(ii) Construction.)

Damascus Second, LLC:  FREIT owns a 70% interest in Damascus Second, LLC, which assumed a $21.3 million (originally $27.3 million) construction loan from Bank of America for the purpose of assisting Damascus Centre, LLC in owning, operating, managing and, as required, repairing the land and premises of the Damascus Center.

WestFREIT Corp: FREIT owns a 100% membership interest in WestFREIT, which owns the Westridge Square Shopping Center, a 257,000 square foot shopping center in Frederick, MD.

WestFredic LLC: FREIT owns a 100% membership interest in WestFredic, which assumed a $22 million mortgage loan that is secured by the Westridge Square Shopping Center in Frederick, MD.

Employees

On October 31, 2010 FREIT and its subsidiaries had twenty-two (22) full-time employees and seven (7) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately seventy percent (70%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately six percent (6%) of his business activities to FREIT. Refer to “Item 10 – Directors, Executive Officers and Corporate Governance.” Hekemian  has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement.”

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement currently runs until October 31, 2011 and shall be automatically renewed for periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The salient provisions of the Management Agreement are as follows: FREIT retains Hekemian as the exclusive management and leasing agent for properties which FREIT owned as of April 2002 and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive advisor for FREIT to locate and recommend to FREIT investments, which Hekemian deems suitable for FREIT, and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT or its affiliates, with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees approved, in general, development fee arrangements for the development services to be performed at the Rotunda (owned by Grande Rotunda, LLC), the Damascus Center (owned by Damascus Centre, LLC), and the South Brunswick project.  These fees will be payable to Hekemian Development Resources LLC (“Resources”), a wholly owned affiliate of Hekemian. Definitive agreements for the development services to be performed at the Rotunda and the Damascus Center have been executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Center to be equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). The minority ownership interests of Grande Rotunda, LLC and Damascus Centre, LLC are owned by Rotunda 100, LLC and Damascus 100, LLC, which are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. In connection with the development activities at South Brunswick, the fees with respect to this project are 7% of development costs of up to $21,000,000 (as may be modified). A definitive contract regarding the specific services to be provided at the South Brunswick project has not yet been finalized and approved. See Note 6 to FREIT’s consolidated financial statements.

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2010, FREIT’s aggregate outstanding mortgage debt was $204.6 million with an average interest cost on a weighted average basis of 5.38%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in “Item 2 Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2010 with respect to each of these properties.

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales would not be operative in this economic environment. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2010 the following table lists the ten (10) largest commercial tenants, which account for approximately 53.1% of FREIT’s leased commercial rental space and 36.0% of fixed commercial rents.

Tenant	Center	Sq. Ft.
Burlington Coat Factory	Westridge Square	85,992
Kmart Corporation	Westwood Plaza	84,254
Macy's Federated Department Stores, Inc.	Preakness	81,160
Pathmark Stores Inc.	Patchoque	63,932
Stop & Shop Supermarket Co.	Preakness	61,020
Safeway Stores Inc.	Damascus Center	58,358
Giant Of Maryland Inc.	Westridge Square	55,330
Stop & Shop Supermarket Co.	Franklin Crossing	48,673
Giant Food of Maryland	The Rotunda	35,994
TJ MAXX	Westwood Plaza	28,480

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make expected distributions to its shareholders, could be adversely affected. During Fiscal 2010 and Fiscal 2009 there were no material lease expirations, and there are no material lease expirations expected during Fiscal 2011.

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

In prior years, FREIT conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey; and residential apartment properties located in Palisades Park and Hasbrouck Heights, New Jersey. Except as noted in subparagraph (iii) above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable Federal or state law or regulation.

b) FREIT has determined that several of its properties contain lead based paint (“LBP”). FREIT believes that it complies with all federal, state and local requirements as they pertain to LBP.

FREIT does not believe that the environmental conditions described in subparagraphs (i) - (iv) above will have a material adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

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

Adverse Changes in General Economic Climate:  FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. Despite the fact that the U. S. economy has recovered from the recent recession, the recovery rate has been much slower than anticipated. In addition, job growth remains sluggish, and sustained high unemployment can hinder economic growth even further. While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but still lags pre-recession levels hampering business expansion and new development activities. The higher level of unemployment in our areas of operation, coupled with the sluggish rate of economic recovery, may continue to adversely impact the level of consumer spending at some of our retail tenants, resulting in their inability to pay rent and/or expense recovery, as well as adversely impact occupancy levels at our residential properties. Some retail tenants have vacated, and others may continue to vacate or fail to exercise renewal options for their space.

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

Development and construction risks:  As part of its investment strategy, FREIT seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. FREIT is currently renovating the Damascus Center and is planning a major redevelopment at the Rotunda property in Baltimore, Maryland. In addition it is contemplating the construction of an industrial building on its South Brunswick, New Jersey property. Development and construction activities are challenged with the following risks, which may adversely affect our cash flow:

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

FREIT currently has approximately $175.2 million of non-recourse mortgage debt subject to fixed interest rates, and $29.4 million of partial recourse mortgage debt subject to variable interest rates ($19.4 million relates to the acquisition of the Rotunda property, and $10.0 million relates to the Damascus Center redevelopment project). These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. To the extent we are unable to refinance our indebtedness on acceptable terms, we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $18 million credit line (of which $18 million was available as of October 31, 2010), our Grande Rotunda acquisition mortgage loan, and our Damascus Center construction loan contain financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

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

Residential Apartment Properties as of October 31, 2010:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/10	Average Monthly Rent per Unit @ 10/31/10	Average Monthly Rent per Unit @ 10/31/09	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Palisades Manor	1962	12	92.3%	$1,080	$1,107	None (1)	$41
Palisades Park, NJ

Grandview Apts.	1964	20	86.9%	$1,135	$1,166	None (1)	$128
Hasbrouck Heights, NJ

Berdan Court	1965	176	96.2%	$1,409	$1,441	$19,739 (2)	$1,315
Wayne, NJ

Heights Manor	1971	79	89.6%	$1,086	$1,143	$2,999	$422
Spring Lake Heights, NJ

Hammel Gardens	1972	80	94.6%	$1,229	$1,220	$4,352	$685
Maywood, NJ

Steuben Arms	1975	100	97.0%	$1,262	$1,263	$6,037	$1,173
River Edge, NJ

Westwood Hills (3)	1994	210	95.8%	$1,440	$1,448	$23,500 (6)	$11,350
Westwood Hills, NJ

Pierre Towers (4)	2004	269	92.6%	$1,818	$1,813	$33,410	$42,791
Hackensack, NJ

Boulders (5)	2006	129	94.5%	$1,679	$1,753	$19,546	$18,967
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

(3) FREIT owns a 40% equity interest in Westwood Hills. See "Investment in Subsidiaries".
(4) Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.
(5) Construction completed in August 2006 on land acquired in 1963 / 1964.
(6) On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. The new mortgage is payable in monthly installments of $120,752 including interest of 4.62%, and is due November 1, 2020.

Commercial Properties as of October 31, 2010:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/10	Average Annualized Rent per Sq. Ft. @ 10/31/10	Average Annualized Rent per Sq. Ft. @ 10/31/09	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,800	100.0%	$23.20	$22.73	None (1)	$102

Franklin Crossing	1966 (2)	87,041	93.4%	$23.86	$24.03	None (1)	$8,333
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	98.1%	$12.84	$12.95	$8,563	$9,532
Westwood, NJ

Westridge Square (3)	1992	256,620	93.0%	$12.78	$12.94	$22,000	$18,982
Frederick, MD

Pathmark Super Store	1997	63,962	100.0%	$19.99	$19.99	$5,798 (7)	$8,047
Patchogue, NY

Preakness Center (4)	2002	322,136	96.9%	$13.09	$13.01	$29,220	$29,587
Wayne, NJ

Damascus Center (5)	2003	150,000	55.2%	$19.96	$14.62	$10,020 (8)	$25,301
Damascus, MD
				.	.
The Rotunda (6)	2005	216,645	88.0%	$17.64	$18.16	$19,420	$39,943
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$165
		Landlease

Rochelle Park, NJ	2007	1 Acre	N/A	N/A	N/A	None (9)	$2,442
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
(8) On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan, of which $10.0 million was drawn down at 10/31/10. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million.

(9) Security for Rotunda $19.5 million acquisition loan.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2010 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	13	67,441	5.9%	$ 1,286,704	$ 19.08
2011	18	57,409	5.1%	$ 1,111,589	$ 19.36
2012	23	156,348	13.8%	$ 1,746,719	$ 11.17
2013	20	87,883	7.7%	$ 1,653,712	$ 18.82
2014	16	49,082	4.3%	$ 830,101	$ 16.91
2015	19	77,187	6.8%	$ 1,121,429	$ 14.53
2016	12	93,251	8.2%	$ 1,369,766	$ 14.69
2017	8	35,868	3.2%	$ 603,646	$ 16.83
2018	15	42,819	3.8%	$ 886,277	$ 20.70
2019	4	86,709	7.6%	$ 357,040	$ 4.12
2020	2	7,400	0.7%	$ 189,225	$ 25.57

 Land Under Development and Vacant Land as of October 31, 2010:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27

Wayne, NJ	2002	None	Commercial	2.1

Rockaway, NJ	1964	None	Residential	1.0

So. Brunswick, NJ (2)	1964	Principally leased	Industrial	33.0
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

FREIT has no properties that have contributed 15% or more of FREIT’s total revenue in one (1) or more of the last three (3) fiscal years.

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

Except for the Pathmark supermarket super store located in Patchogue, Long Island, the TD Bank branch located in Rockaway, NJ and the Pascack Community Bank branch located on our land in Rochelle Park, NJ, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have eighteen (18) anchor / major tenants, that account for approximately 54% of the space leased. The balance of the space is leased to one hundred and sixty six (166) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leaseable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	256,620	Burlington Coat Factory	25
Frederick, MD			Giant Supermarket
Franklin Crossing	(SC)	87,041	Stop & Shop	18
Franklin, Lakes, NJ
Westwood Plaza	(SC)	173,854	Kmart Corp	19
Westwood, NJ			TJMaxx
Preakness Center (1)	(SC)	322,136	Stop & Shop	38
Wayne, NJ			Macy's
			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (2)	(SC)	150,000	Safeway Stores	11
Damascus, MD
The Rotunda (3)	(O)	138,276	Clear Channel Broadcasting	46
Baltimore, MD			US Social Security Office
			Janus Associates

	(SC)	78,369	Giant Food of Maryland	8
			Rite Aid Corporation
Patchogue, NY	(SC)	63,962	Pathmark	-
Glen Rock, NJ	(SC)	4,800	Chase Bank	1
(1) FREIT has a 40% interest in this property.			(2) FREIT has a 70% interest in this property.
(3) FREIT has a 60% interest in this property.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT’s commercial properties averaged an 89.63% occupancy rate with respect to FREIT’s available leasable space.

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 93.97% occupancy rate with respect to FREIT’s available apartment units.

FREIT does not believe that any seasonal factors materially affect FREIT’s business operations and the leasing of its commercial and apartment properties.

FREIT believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

ITEM 3	LEGAL PROCEEDINGS

Other than the recently terminated legal proceeding related to the Damascus Center, as described below, there are no other material pending legal proceedings to which FREIT is a party, or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT's business including various tenancy and related matters. Notwithstanding the environmental conditions disclosed in “Item 1(c) Narrative Description of Business - Impact of Governmental Laws and Regulations on Registrant’s Business; Environmental Matters,” there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT.

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
ITEM 4	(REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR FREIT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest
Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized, issued and outstanding class of equity. As of January 14, 2011, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2010
First Quarter	$18.00	$20.25
Second Quarter	$18.00	$19.00
Third Quarter	$16.50	$18.00
Fourth Quarter	$17.00	$17.00

	Bid	Asked
Fiscal Year Ended October 31, 2009
First Quarter	$15.00	$15.80
Second Quarter	$15.25	$15.25
Third Quarter	$16.00	$16.00
Fourth Quarter	$17.20	$17.20

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

The repurchase plans complied with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provided for the repurchase of FREIT’s shares subject to certain price limitations and other conditions established under the Plans. Share repurchases under the plans could have been made, from time to time, through privately negotiated transactions or in the open market. The repurchase plans could have been terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives.

Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Equity section of FREIT’s consolidated balance sheets.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2010 and Fiscal 2009, FREIT paid or declared aggregate total dividends of $1.20 and $1.20 per share, respectively, to the holders of Shares. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2010 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2010	2009	2008	2007	2006
	(In thousands of dollars)
Total Assets	$245,128	$251,851	$241,756	$242,755	$234,786
Mortgage Loans	$204,604	$202,260	$192,352	$189,389	$180,679
Shareholders' Equity	$16,802	$20,722	$23,561	$25,130	$24,972
Weighted average shares outstanding:
Basic	6,942	6,944	6,835	6,753	6,574
Diluted				6,916	6,816

INCOME STATEMENT DATA:
Year Ended October 31,	2010	2009	2008	2007	2006
	(In thousands of dollars, except per share amounts)
Revenue:
Revenue from real estate operations	$44,053	$42,422	$42,340	$40,738	$37,893
Expenses:
Real estate operations	18,607	17,600	16,996	16,673	15,658
General and administrative expenses	1,567	1,652	1,542	1,543	1,212
Depreciation	6,053	5,870	5,622	5,311	4,726
Totals	26,227	25,122	24,160	23,527	21,596

Operating income	17,826	17,300	18,180	17,211	16,297

Investment income	122	221	554	634	232
Interest expense including amortization of deferred financing costs *	(13,817)	(10,848)	(11,557)	(11,897)	(11,127)
Income from continuing operations	4,131	6,673	7,177	5,948	5,402
Discontinued operations:
Income from discontinued operations, net of noncontrolling interests of subsidiaries **	-	-	-	3,771	163
Net income	4,131	6,673	7,177	9,719	5,565
Net loss (income) attributable to noncontrolling interests of subsidiaries	280	(1,121)	(1,138)	(776)	(407)
Net income attributable to common equity	$4,411	$5,552	$6,039	$8,943	$5,158

*    In 2010, includes $2.1 million prepayment penalty on early debt extinguishment.
** Includes gain on disposal of $3,680 in fiscal year 2007.
Basic earnings per share:
Continuing operations	$0.64	$0.80	$0.88	$0.76	$0.76
Discontinued operations	-	-	-	0.56	0.02
Net income	$0.64	$0.80	$0.88	$1.32	$0.78
Diluted earnings per share:
Continuing operations				$0.74	$0.73
Discontinued operations				0.55	0.03
Net income				$1.29	$0.76
Cash Dividends Declared Per Common Share	$1.20	$1.20	$1.20	$1.30	$1.25

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The economic and financial environment: The U. S. economy has recovered from the recession, but at a recovery rate much slower than anticipated. However, job growth remains sluggish, and sustained high unemployment can hinder economic growth.  While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but still lags pre-recession levels hampering business expansion and new development activities.

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

Debt Financing Availability: The dislocations in the credit markets have caused significant price volatility and liquidity disruptions. High pricing spreads and very conservative debt service ratio requirements have made certain financing unattractive and, in certain instances, unavailable. Additionally, construction financing for large, mixed use projects is virtually unavailable, or too costly. As a result of this difficult financing environment and reduced end user demand (see above), FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances thataggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. A $2.1 million prepayment penalty was incurred in connection with such refinancing. The new mortgage bears interest at 4.62%, and is due November 1, 2020.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC, a 60% owned affiliate of FREIT (“Grande Rotunda”), for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010, at which time a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio.

As a result of a reevaluation of the future funding needs of the Damascus Center redevelopment project in Damascus, MD, on May 6, 2010, Damascus Centre, LLC entered into a modification of its construction loan agreement, which reduced the amount of the construction loan facility from $27.3 million to $21.3 million. In addition, the construction completion due date was extended until November 1, 2011. All other terms of the construction loan remain unchanged. As of October 31, 2010, $10.0 million of this loan was drawn down to cover construction costs.

Operating Cash Flow and Dividend Distributions: We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, necessary capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income). It is FREIT’s intention to maintain its quarterly dividend at $0.30 per share until the economic climate indicates a change is appropriate, but not less than the level required to maintain its REIT status for Federal income tax purposes.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2010 and 2009, and for the years ended October 31, 2010, 2009 and 2008. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Adopted and recently issued accounting standards:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162” (“ASC”). ASC is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing authoritative literature in a topically organized structure for nongovernmental entities, in addition to guidance issued by the SEC. ASC supercedes all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. FASB Statement No. 168 is the final standard issued by the FASB in that form. This statement is effective for financial statements for interim and annual periods ending after September 15, 2009. FREIT adopted FASB ASC effective with its Form 10-K for the year ended October 31, 2009, and the adoption of this new standard did not have an impact on our financial statements. FREIT’s accounting policies were not affected by the adoption of ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate topics of ASC.

In June 2009, The FASB issued, “Amendments to FASB Interpretation No. 46(R)” (ASC topic 810), which changes guidance for variable interest entities that are insufficiently capitalized or not controlled through voting or similar rights and requires that a variable interest entity (“VIE”) be consolidated by the company that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The new standard will be effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (ASC 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009. FREIT has adopted this statement effective with its 3rd Quarter 10-Q for the period ended July 31, 2009. In accordance with the provisions of ASC 855, FREIT has evaluated all events or transactions through January 14, 2011.

On December 4, 2007, the FASB issued two new accounting standards, “Business Combinations” (ASC 805-10), and, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (ASC 810-10). The standards are effective for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited.

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

FREIT adopted ASC 810-10 effective November 1, 2009, and as required, has retrospectively applied the presentation and disclosure requirements to prior years presented in this Form 10-K.

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

(a)
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

(b)
In accordance with the provisions of ASC 810, FREIT is required to disclose the pro forma impact on its consolidated net income and earnings per share, had the requirements of ASC 810 not been applied for the current year. As such, FREIT’s pro forma consolidated net income attributable to common equity for the year-ended October 31, 2010 would have been $4,411,000 ($0.64 per share basic), due to the amendment of the Westwood Hills operating agreement, requiring the noncontrolling members to restore their negative capital accounts.

Since we consider net income attributable to common equity to be the most significant element of net income, all references and comparisons refer to this item unless otherwise stated. All references to per share amounts are on a basic basis, since the Company has no dilutive shares for the periods presented.

Results of Operations:

Fiscal Years Ended October 31, 2010 and 2009

Summary revenues and net income for the fiscal years ended October 31, 2010 (“Fiscal 2010”) and October 31, 2009 (“Fiscal 2009”) are as follows:

	Year Ended October 31,
	2010	2009	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$24,923	$23,333	$1,590
Residential properties	19,130	19,089	41
Total real estate revenues	44,053	42,422	1,631

Operating expenses:
Real estate operations	18,607	17,600	1,007
General and administrative	1,567	1,652	(85)
Depreciation	6,053	5,870	183
Total operating expenses	26,227	25,122	1,105
Operating income	17,826	17,300	526

Investment income	122	221	(99)

Financing costs	(13,817)	(10,848)	(2,969)
Net income	4,131	6,673	(2,542)
Net loss (income) attributable to noncontrolling interests in subsidiaries	280	(1,121)	1,401
Net income attributable to common equity	$4,411	$5,552	$(1,141)

Earnings per share:
Basic	$0.64	$0.80	$(0.16)

Weighted average shares outstanding:
Basic	6,942	6,944

Total real estate revenue for Fiscal 2010 increased 3.8% to $44,053,000 compared to $42,422,000 for Fiscal 2009. Net income attributable to common equity (“Net Income-Common Equity”) for Fiscal 2010 was $4,411,000 ($0.64 per share basic) compared to $5,552,000 ($0.80 per share basic) for Fiscal 2009. Included in interest expense for Fiscal 2010 was a $2.1 million prepayment penalty related to the early extinguishment of debt and the subsequent debt refinancing at FREIT’s Westwood Hills property. The impact of the prepayment penalty on Net Income-Common Equity for Fiscal 2010 is $840,000 ($0.12 per share basic). The refinancing increased FREIT’s cash reserves by $2.2 million, reduces interest expense on the new loan from 6.6% (weighted-average) to 4.62%, and extends the maturity of the loan 7 years. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2010 and 2009:

NET INCOME COMPONENTS
	Year Ended
	October 31,
	2010	2009	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$15,221	$14,114	$1,107

Residential properties	10,225	10,708	(483)
Total income from real estate operations	25,446	24,822	624

Financing costs:
Fixed rate mortgages	(12,473)	(10,106)	(2,367)
Floating rate - Rotunda & Damascus	(961)	(432)	(529)
Corporate interest-floating rate credit line	(383)	(310)	(73)
Total financing costs	(13,817)	(10,848)	(2,969)

Investment income	122	221	(99)

General & administrative expenses:
Accounting fees	(582)	(573)	(9)
Legal & professional fees	(95)	(114)	19
Trustee fees	(530)	(510)	(20)
Corporate expenses	(360)	(455)	95
Total general & administrative expenses	(1,567)	(1,652)	85

Depreciation:
Same properties (1)	(5,468)	(5,454)	(14)
Damascus center - Safeway portion of Phase II becoming operational in Sept 2009.	(585)	(416)	(169)
Total depreciation	(6,053)	(5,870)	(183)

Net income	4,131	6,673	(2,542)
Net loss (income) attributable to noncontrolling interests in subsidiaries	280	(1,121)	1,401

Net Income attributable to common equity	$4,411	$5,552	$(1,141)

(1) Properties operated since the beginning of Fiscal 2009.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2010	2009	$	%	2010	2009	$	%	2010	2009
	(in thousands)				(in thousands)				(in thousands)
Rental income	$18,634	$17,687	$947	5.4%	$18,872	$18,781	$91	0.5%	$37,506	$36,468
Reimbursements	5,923	5,247	676	12.9%	-	-	-		5,923	5,247
Other	156	196	(40)	-20.4%	258	308	(50)	-16.2%	414	504
Total revenue	24,713	23,130	1,583	6.8%	19,130	19,089	41	0.2%	43,843	42,219

Operating expenses	9,702	9,219	483	5.2%	8,905	8,381	524	6.3%	18,607	17,600
Net operating income	$15,011	$13,911	$1,100	7.9%	$10,225	$10,708	$(483)	-4.5%	25,236	24,619
Average
Occupancy %	89.8%	89.3%		0.5%	94.3%	92.8%		1.5%

				Reconciliation to consolidated net income - common equity:
				Deferred rents - straight lining					240	238
				Amortization of acquired leases					(30)	(35)
				Investment income					122	221
				General and administrative expenses					(1,567)	(1,652)
				Depreciation					(6,053)	(5,870)
				Financing costs					(13,817)	(10,848)
				Net income					4,131	6,673
				Net loss (income) attributable to noncontrolling interests					280	(1,121)
				Net income attributable to common equity					$4,411	$5,552

The above table details the comparative net operating income (“NOI”) for FREIT’s Commercial and Residential Segments, and reconciles the combined NOI to consolidated Net Income-Common Equity. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT
FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,139,000 sq. ft. of retail space and 138,000 sq. ft. of office space for Fiscal 2010.  Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One is from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who has built and operates a bank branch on land FREIT owns in Rochelle Park, NJ.

As indicated in the table above under the caption Segment Information, total rental revenue and NOI from FREIT’s commercial segment for Fiscal 2010 increased by 6.8% and 7.9%, respectively, over Fiscal 2009. The primary reasons for the increase in total revenue and NOI were higher base rental income, primarily at the Damascus Center, a $250,000 lease termination fee related to a tenant at the Rotunda shopping center, and a percentage rent payment of $123,000 relating to a tenant coming off of a percentage rent holiday.

The U.S. economy has recovered from the recession, but at a recovery rate much slower than anticipated. Retail sales over the past year have posted slight gains, although among retailers, results have been mixed. The biggest problem in our areas of operations continues to be unemployment, renewing consumers’ concerns about their jobs, resulting in reluctance to increase spending. To date, our tenant fall-out has been minor, as average occupancy rates (exclusive of the Damascus Center, which is undergoing a major redevelopment project) for Fiscal 2010 was at 94.4%, compared to 95.4% for the prior year’s period. As a result of the completion last year of Phases I and II of the renovation project at the Damascus Center, the average occupancy rate for the Damascus Center increased to 55.2% for Fiscal 2010, as compared to 44.2% for Fiscal 2009. However, we may experience additional fall-out if the pace of the economic recovery slows down any further, or stalls.

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of the Westridge Square Shopping Center located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. It is the intention of the Board to structure the sale as a like-kind exchange (Code Sec.1031), in order to defer the taxable income on the expected gain. The property is being actively marketed for sale. Due to current conditions in the commercial real estate market, it is not possible for management to estimate when a sale of the property will occur.

DEVELOPMENT ACTIVITIES
A modernization and expansion is underway at the Damascus Center. Total construction costs, inclusive of tenant improvement costs, are expected to approximate $22.7 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. Construction and other costs for Phase II approximated $9.8 million. The Phase III construction is expected to begin during the second quarter of 2011, with total construction costs for Phase II expected to approximate $6.7 million. Total construction costs were to be funded from a $27.3 million construction loan entered into on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Center. Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of October 31, 2010, we have incurred approximately $7.5 million for planning and feasibility studies. Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

RESIDENTIAL SEGMENT
FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, total rental revenue from FREIT’s residential segment for Fiscal 2010 reported a slight increase of 0.2% over Fiscal 2009, whereas NOI for Fiscal 2010 decreased by 4.5% from last year’s comparable period. Despite the increase in total revenue, higher than normal unemployment in our areas of operation over the past year, compounded by losses approximating $260,000 resulting from storm damage costs at the Pierre Towers apartment complex, and overall higher operating costs, particularly utility costs caused by the colder winter this year were the primary reasons for the decrease in NOI. The increase in total rental revenue for Fiscal 2010 reflects the upward movement of occupancy and rents during the current fiscal year, as evidenced by average occupancy for Fiscal 2010 increasing by 1.5%, over last year’s comparable period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2010 and Fiscal 2009 period were $1,551 and $1,526, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $200,000 and $187,000, respectively.

On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. The new mortgage bears interest at 4.62%, and is due November 1, 2020. Due to the early extinguishment of the original debt, prepayment penalties of $2.1 million were incurred, and reported as interest expense. After closing costs, FREIT netted approximately $5.6 million from this refinancing, of which $3.4 million was distributed to the noncontrolling interests of Westwood Hills. The refinancing increased FREIT’s cash reserves by $2.2 million, extends the maturity of the loan 7 years, and despite the increase in loan amount, the monthly debt service will decrease slightly as a result of the lower interest rate on the new loan.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $4 - $6 million, and apartments were renovated as they became temporarily vacant.  It is anticipated that this renovation will be completed within the next 12 months. These costs are being financed from operating cash flow and cash reserves. Through October 31, 2010, we expended approximately $4.2 million in capital improvements at The Pierre.

FINANCING COSTS

Financing costs are summarized as follows:

	Year Ended
	October 31,
	2010		2009
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$10,172	(2)	$9,133
New (1)	1,263		291
2nd Mortgages
Existing	709	(2)	465
Variable rate mortgages:
Acquisition loan-Rotunda	798		531
Construction loan-Damascus	163		147
Other	383		310
	13,488		10,877
Amortization of Mortgage Costs	329		239
Total Financing Costs	13,817		11,116
Less amount capitalized	-		(268)
Financing costs expensed	$13,817		$10,848

(1) Mortgages not in place at beginning of Fiscal 2009.
(2) Includes prepayment penalties of $1,727 and $378 incurred in connection with the refinancing of Westwood Hills' 1st and 2nd mortgages, respectively.

Total financing costs before capitalized amounts for Fiscal 2010 increased 24.3%, over the prior year’s comparable period. This increase was primarily attributable to a $2.1 million prepayment penalty related to the early extinguishment of debt and the subsequent debt refinancing at the Company’s Westwood Hills property.

INVESTMENT INCOME
Investment income for Fiscal 2010 decreased 44.8% to $122,000, as compared to the comparable prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, a limited liability company in which FREIT owns a 70% equity interest). The decrease in investment income was primarily attributable to lower interest income on the Company’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due to lower interest rates.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)
During Fiscal 2010, G & A was $1,567,000, as compared to $1,652,000 for the prior year’s period. The decrease for Fiscal 2010 was primarily attributable to decreased office expense, as well as decreased legal and professional fees and expenditures incurred in Fiscal 2010, as compared to Fiscal 2009. In Fiscal 2009, FREIT settled certain litigation amounting to approximately $42,000.

DEPRECIATION
Depreciation expense for Fiscal 2010 was $6,053,000, as compared to $5,870,000 for the prior year’s period. The increase was primarily attributable to current renovation and construction projects, specifically the Safeway portion of Phase II of construction at the Damascus Center, becoming operational in September 2009.

Results of Operations:

Fiscal Years Ended October 31, 2009 and 2008

Summary revenues and net income for Fiscal 2009 and the fiscal year ended October 31, 2008 are as follows:

	Year Ended October 31,
	2009	2008	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$23,333	$23,149	$184
Residential properties	19,089	19,191	(102)
Total real estate revenues	42,422	42,340	82

Operating expenses:
Real estate operations	17,600	16,996	604
General and administrative	1,652	1,542	110
Depreciation	5,870	5,622	248
Total operating expenses	25,122	24,160	962
Operating income	17,300	18,180	(880)

Investment income	221	554	(333)

Financing costs	(10,848)	(11,557)	709
Net income	6,673	7,177	(504)
Net income attributable to noncontrolling interests in subsidiaries	(1,121)	(1,138)	17
Net income attributable to common equity	$5,552	$6,039	$(487)

Earnings per share:
Basic	$0.80	$0.88	$(0.08)

Weighted average shares outstanding:
Basic	6,944	6,835

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

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income for Fiscal 2009 and 2008:

NET INCOME COMPONENTS
	Year Ended
	October 31,
	2009	2008	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$14,114	$14,332	$(218)

Residential properties	10,708	11,012	(304)
Total income from real estate operations	24,822	25,344	(522)

Financing costs:
Fixed rate mortgages	(10,106)	(10,119)	13
Floating rate - Rotunda	(432)	(1,098)	666
Corporate interest-floating rate credit line	(310)	(340)	30
Total financing costs	(10,848)	(11,557)	709

Investment income	221	554	(333)

General & administrative expenses:
Accounting fees	(573)	(600)	27
Legal & professional fees	(114)	(80)	(34)
Trustee fees	(510)	(500)	(10)
Corporate expenses	(455)	(362)	(93)
Total general & administrative expenses	(1,652)	(1,542)	(110)

Depreciation:
Same properties (1)	(5,454)	(5,328)	(126)
Damascus center - Phase I becoming operational in June 2008	(416)	(294)	(122)
Total depreciation	(5,870)	(5,622)	(248)

Net income	6,673	7,177	(504)
Net income attributable to noncontrolling interests in subsidiaries	(1,121)	(1,138)	17

Net Income attributable to common equity	$5,552	$6,039	$(487)

(1) Properties operated since the beginning of Fiscal 2008.

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Year Ended				Year Ended				Year Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2009	2008	$	%	2009	2008	$	%	2009	2008
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,687	$17,238	$449	2.6%	$18,781	$18,978	$(197)	-1.0%	$36,468	$36,216
Reimbursements	5,247	5,370	(123)	-2.3%	-	-	-		5,247	5,370
Other	196	208	(12)	-5.8%	308	213	95	44.6%	504	421
Total revenue	23,130	22,816	314	1.4%	19,089	19,191	(102)	-0.5%	42,219	42,007

Operating expenses	9,219	8,817	402	4.6%	8,381	8,179	202	2.5%	17,600	16,996
Net operating income	$13,911	$13,999	$(88)	-0.6%	$10,708	$11,012	$(304)	-2.8%	24,619	25,011
Average
Occupancy %	89.3%	89.8%		-0.5%	92.8%	94.8%		-2.0%

				Reconciliation to consolidated net income - common equity:
				Deferred rents - straight lining					238	237
				Amortization of acquired leases					(35)	96
				Investment income					221	554
				General and administrative expenses					(1,652)	(1,542)
				Depreciation					(5,870)	(5,622)
				Financing costs					(10,848)	(11,557)
				Net income					6,673	7,177
				Net income attributable to noncontrolling interests					(1,121)	(1,138)
				Net income attributable to common equity					$5,552	$6,039

The above table details the comparative net operating income (“NOI”) for FREIT’s Commercial and Residential Segments, and reconciles the combined NOI to consolidated Net Income - Common Equity. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

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

INVESTMENT INCOME
Investment income for Fiscal 2009 decreased 60.1% to $221,000, as compared to the comparable prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest). The decrease in investment income was primarily attributable to lower interest income on FREIT’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due in part to lower interest rates.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)
During Fiscal 2009, G & A was $1,652,000, as compared to $1,542,000 for the prior year’s period. The increase for Fiscal 2009 was primarily attributable to increased office expense, Trustees’ fees, development costs related to FREIT’s new website, expenditures related to the settlement of certain litigation amounting to approximately $42,000, and higher legal and professional fees related to this litigation.

DEPRECIATION
Depreciation expense for Fiscal 2009 was $5,870,000, as compared to $5,622,000 for the prior year’s period. The increase was primarily attributable to current renovation and construction projects becoming operational at the Damascus Center, the Westridge Square Shopping Center, and the Pierre Towers apartments.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $10.2 million for Fiscal 2010 compared to $13.4 million for Fiscal 2009. We expect that cash provided by operating activities will be adequate  to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2010, we had cash and marketable securities totaling $6.8 million compared to $11.3 million at October 31, 2009.

On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. The new mortgage bears interest at 4.62%, and is due November 1, 2020. Due to the early extinguishment of the original debt, prepayment penalties of $2.1 million were incurred. After closing costs, FREIT netted approximately $5.6 million from this refinancing, of which $3.4 million was distributed to the noncontrolling interests of Westwood Hills. This refinancing adds $2.2 million to FREIT’s cash reserves, extends the maturity of the loan 7 years, and despite the increase in loan amount, the monthly debt service will decrease slightly as a result of the lower interest rate on the new loan.

We are in the process of rebuilding the Damascus Center. The total capital required for this project is estimated at $22.7 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of October 31, 2010, Damascus Centre, LLC drew down $10.0 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value. (See discussion under Development Activities on page 24 for more detail regarding this redevelopment project.)

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing. During Fiscal 2008, we substantially completed the planning and feasibility studies and expended approximately $7.5 million during this phase, which adds to the value of our property. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

As at October 31, 2010, FREIT’s aggregate outstanding mortgage debt was $204.6 million. This debt bears a weighted average interest rate of 5.38%. The mortgages, which have an average life of approximately 5.3 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ Millions
2012	$10.0
2013	$27.1
2014	$12.1
2016	$24.5
2017	$22.0
2018	$5.0
2019	$45.2
2022	$14.4

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest.

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2010 and 2009:

(In Millions)	October 31, 2010	October 31, 2009
Fair Value	$212.1	$198.1
Carrying Value	$204.6	$202.3

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $10.2 million, and a 1% decrease would increase the fair value by $11.0 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2012, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of October 31, 2010, $18 million is available under the line of credit, and no amount is outstanding.

FREIT’s total capital commitments represent obligations under its mortgage loan and construction contracts as follows:

CAPITAL COMMITMENTS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$25,301	$2,814	$6,347	$5,592	$10,548
Balloon Payments	169,283	-	27,134	12,089	130,060
Total Long-Term Debt	194,584	2,814	33,481	17,681	140,608

Construction Loan (a)	10,020	-	10,020	-	-
Total Capital Commitments	$204,604	$2,814	$43,501	$17,681	$140,608

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

The repurchase plans complied with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provided for the repurchase of FREIT’s shares subject to certain price limitations and other conditions established under the Plans. Share repurchases under the plans could have been made, from time to time, through privately negotiated transactions or in the open market. The repurchase plans could have been terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives.

Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Equity section of FREIT’s condensed consolidated balance sheets.

Funds From Operations (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Year Ended October 31,
	2010		2009	2008
	(in thousands, except per share amounts)
Net income	$4,131		$6,673	$7,177
Depreciation	6,053		5,870	5,622
Amortization of deferred mortgage costs	329		239	371
Deferred rents (Straight lining)	(240)		(238)	(237)
Amortization of acquired leases	30		35	(96)
Capital Improvements - Apartments	(363)		(204)	(424)
Distributions from operations to noncontrolling interests	(1,022	) *	(926)	(1,093)
FFO	$8,918		$11,449	$11,320

Per Share - Basic	$1.28		$1.65	$1.66
Weighted Average Shares Outstanding:
Basic	6,942		6,944	6,835

* Excludes $3,360,000 of distributions to noncontrolling interests arising from proceeds related to a mortgage refinancing.

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

	Fiscal Year Ended October 31,
	2010	2009	2008
First Quarter	$0.30	$0.30	$0.30
Second Quarter	$0.30	$0.30	$0.30
Third Quarter	$0.30	$0.30	$0.30
Fourth Quarter	$0.30	$0.30	$0.30
Total For Year	$1.20	$1.20	$1.20

		(in thousands of dollars)			Dividends
Fiscal	Per	Total	Ordinary	Taxable	as a % of
Year	Share	Dividends	Income	Income	Taxable Income
2010	$1.20	$8,331	$5,128	$5,128	162.5%
2009	$1.20	$8,331	$6,190	$6,190	134.6%
2008	$1.20	$8,263	$6,346	$6,346	130.2%

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

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 36 of this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2010. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2010, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of fiscal 2010. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B     OTHER INFORMATION

 None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiaries

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FREIT as of October 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2010 and financial statement schedule, and our report dated January 14, 2011 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding FREIT’s adoption of revised accounting guidance related to noncontrolling interests.

/s/ EisnerAmper LLP
New York, New York

January 14, 2011

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and  " Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2011.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled " Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2011.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2011.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2011.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,”  “ Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2011.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements:	Page

(i) Report of Independent Registered Public Accounting Firm of EisnerAmper LLP	38

(ii) Consolidated Balance Sheets as of October 31, 2010 and 2009	39

(iii) Consolidated Statements of Income and Comprehensive Income for the years ended October 31, 2010, 2009 and 2008

(iv) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2010, 2009 and 2008

40 41
(v) Consolidated Statements of Cash Flows for the years ended October 31, 2010, 2009 and 2008	42

(vi) Notes to Consolidated Financial Statements	43

(b) Exhibits:

See Index to Exhibits.	58

(c) Financial Statement Schedule:

(i) XI - Real Estate and Accumulated Depreciation.	56/57

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
First Real Estate Investment Trust of New Jersey
Dated: January 14, 2011	By: /s/ Robert S. Hekemian
Robert S. Hekemian, Chairman of the Board and Chief Executive Officer
By: /s/ Donald W. Barney
Donald W. Barney, President, Treasurer and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Hekemian his true and lawful attorney-in-fact and agent for him and in his name, place an stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date

/s/ Robert S. Hekemian	Chairman of the Board and Chief	January 14, 2011
Robert S. Hekemian	Executive Officer (Principal Executive Officer) and Trustee

/s/ Donald W. Barney	President, Treasurer, Chief Financial	January 14, 2011
Donald W. Barney	Officer (Principal Financial / Accounting Officer) and Trustee

/s/ Herbert C. Klein	Trustee	January 14, 2011
Herbert C. Klein

/s/ Ronald J. Artinian	Trustee	January 14, 2011
Ronald J. Artinian

/s/ Alan L. Aufzien	Trustee	January 14, 2011
Alan L. Aufzien

/s/ Robert S. Hekemian, Jr.	Trustee	January 14, 2011
Robert S. Hekemian, Jr.

/s/ David F. McBride	Trustee	January 14, 2011
David F. McBride

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders
First Real Estate Investment Trust of New Jersey and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2010. Our audits also included the financial statement schedule listed in the index at item 15(c). These consolidated financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FREIT as of October 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the referred financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note 1 to the consolidated financial statements, effective November 1, 2009, FREIT adopted revised guidance relating to accounting and reporting for noncontrolling interests in a subsidiary.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP
New York, New York

January 14, 2011

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$210,745	$214,283
Construction in progress & pre-development costs	9,760	9,694
Cash and cash equivalents	6,769	6,751
Investments in US Treasury Bills at amortized cost,
which approximates fair value	-	4,549
Tenants' security accounts	2,005	2,147
Sundry receivables	5,872	4,440
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	3,264	3,198
Acquired over market leases and in-place lease costs	523	670
Deferred charges, net	2,864	2,793
Total Assets	$245,128	$251,851

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$204,604	$202,260
Accounts payable and accrued expenses	6,920	7,496
Dividends payable	2,083	2,083
Tenants' security deposits	2,668	2,847
Acquired below market value leases and deferred revenue	3,319	3,049
Total liabilities	219,594	217,735

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(7,032)	(3,112)
Total common equity	16,802	20,722
Noncontrolling interests in subsidiaries	8,732	13,394
Total equity	25,534	34,116
Total Liabilities & Equity	$245,128	$251,851

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2010	2009	2008
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$37,716	$36,671	$36,549
Reimbursements	5,923	5,247	5,370
Sundry income	414	504	421
Totals	44,053	42,422	42,340

Expenses:
Operating expenses	11,613	10,984	10,766
Management fees	1,941	1,870	1,847
Real estate taxes	6,620	6,398	5,925
Depreciation	6,053	5,870	5,622
Totals	26,227	25,122	24,160

Operating income	17,826	17,300	18,180

Investment income	122	221	554
Interest expense including amortization
of deferred financing costs, and in 2010, a prepayment penalty of $2.1 million	(13,817)	(10,848)	(11,557)
Net income	4,131	6,673	7,177
Net loss (income) attributable to noncontrolling interests in subsidiaries	280	(1,121)	(1,138)
Net income attributable to common equity	$4,411	$5,552	$6,039

Earnings per share (attributable to common equity):
Basic	$0.64	$0.80	$0.88

Weighted average shares outstanding	6,942	6,944	6,835

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2007	$23,225	$-	$1,891	$14	$25,130	$13,304	$38,434

Stock Options Exercised	1,744				1,744		1,744

Treasury Shares		(1,075)			(1,075)		(1,075)

Distributions to noncontrolling interests					-	(1,243)	(1,243)

Net income			6,039		6,039	1,138	7,177

Accumulated Comprehensive Income				(14)	(14)		(14)

Dividends declared ($1.20 per share)			(8,263)		(8,263)		(8,263)

Balance at October 31, 2008	$24,969	$(1,075)	$(333)	$-	$23,561	$13,199	$36,760

Treasury Shares		(60)			(60)		(60)

Distributions to noncontrolling interests					-	(926)	(926)

Net income			5,552		5,552	1,121	6,673

Dividends declared ($1.20 per share)			(8,331)		(8,331)		(8,331)

Balance at October 31, 2009	$24,969	$(1,135)	$(3,112)	$-	$20,722	$13,394	$34,116

Distributions to noncontrolling interests					-	(4,382)	(4,382)

Net income (loss)			4,411		4,411	(280)	4,131

Dividends declared ($1.20 per share)			(8,331)		(8,331)		(8,331)

Balance at October 31, 2010	$24,969	$(1,135)	$(7,032)	$-	$16,802	$8,732	$25,534

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2010	2009	2008
	(In Thousands of Dollars)
Operating activities:
Net income	$4,131	$6,673	$7,177
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	6,053	5,870	5,622
Amortization	613	504	766
Net amortization of acquired leases	30	35	(96)
Deferred revenue	338	(344)	(188)
Changes in operating assets and liabilities:
Tenants' security accounts	142	230	(8)
Sundry receivables, prepaid expenses and other assets	(1,657)	(670)	(154)
Accounts payable, accrued expenses and other liabilities	720	1,276	731
Tenants' security deposits	(179)	(214)	(63)
Net cash provided by operating activities	10,191	13,360	13,787
Investing activities:
Capital improvements - existing properties	(1,855)	(2,411)	(2,715)
Construction and pre-development costs	(1,828)	(7,914)	(9,006)
Redemption of (investment in) US Treasury Bills	4,549	(4,549)	-
Net cash provided by (used in) investing activities	866	(14,874)	(11,721)
Financing activities:
Repayment of mortgages	(21,319)	(14,873)	(8,118)
Proceeds from mortgages and construction loans	23,500	24,522	11,081
Deferred financing costs	(507)	(259)	(270)
Proceeds from exercise of stock options	-	-	1,744
Repurchase of Company stock-Treasury shares	-	(60)	(1,075)
Dividends paid	(8,331)	(8,331)	(8,883)
Distributions from operations to noncontrolling interests	(1,022)	(926)	(1,093)
Distributions from loan refinancing to noncontrolling interests	(3,360)	-	-
Net cash (used in) provided by inancing activities	(11,039)	73	(6,614)
Net increase (decrease) in cash and cash equivalents	18	(1,441)	(4,548)
Cash and cash equivalents, beginning of year	6,751	8,192	12,740
Cash and cash equivalents, end of year	$6,769	$6,751	$8,192

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest of $268 and $348 in fiscal 2009 and 2008, respectively. Included in interest for fiscal 2010 is $2,105 in prepayment penalties related to early extinguishment of debt.	$12,943	$10,421	$11,177
Income taxes paid	$-	$5	$50
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$40	$2,465	$-
Financing activities:
Dividends declared but not paid	$2,083	$2,083	$2,084

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies:

Organization:
First Real Estate Investment Trust of New Jersey ("FREIT") was organized on November 1, 1961 as a New Jersey Business Trust. FREIT is engaged in owning residential and commercial income producing properties located primarily in New Jersey, Maryland and New York.

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

In June 2009, The FASB issued, “Amendments to FASB Interpretation No. 46(R)” (ASC topic 810), which changes guidance for variable interest entities that are insufficiently capitalized or not controlled through voting or similar rights and requires that a variable interest entity (“VIE”) be consolidated by the company that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The new standard will be effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (ASC 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009. FREIT has adopted this statement effective with its 3rd Quarter 10-Q for the period ended July 31, 2009. In accordance with the provisions of ASC 855, FREIT has evaluated all events or transactions through January 14, 2011.

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

FREIT adopted ASC 810-10 effective November 1, 2009, and as required, has retrospectively applied the presentation and disclosure requirements to prior years presented in this Form 10-K.

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

(a)
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

(b)
In accordance with the provisions of ASC 810, FREIT is required to disclose the pro forma impact on its consolidated net income and earnings per share, had the requirements of ASC 810 not been applied for the current year. As such, FREIT’s pro forma consolidated net income attributable to common equity for the year-ended October 31, 2010 would have been $4,411,000 ($0.64 per share basic), due to the amendment of the Westwood Hills operating agreement, requiring the noncontrolling members to restore their negative capital accounts.

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

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by FREIT reflected as "noncontrolling interests in subsidiaries”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents:
Financial instruments that potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits of $250,000.

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

Impairment of long-lived assets:
Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. At October 31, 2010, there are no impairments of long-lived assets.

Deferred charges:
Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $329,000, $239,000 and $371,000 in 2010, 2009 and 2008, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

Advertising:
FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $163,000, $156,000 and $132,000 in 2010, 2009 and 2008, respectively.

Stock-based compensation:
At October 31, 2010, FREIT has a stock-based employee compensation plan that was approved on September 10, 1998 by the Board of Trustees, and is accounted for based on the grant-date fair value estimated in accordance with the provisions of ASC 718, which is described more fully in Note 8.

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

Comprehensive income:
Comprehensive income for the fiscal years ended October 31, 2010, 2009 and 2008 was $4,411,000, $5,552,000 and $6,025,000 respectively.

Note 2 – Planned disposition:

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of the Westridge Square Shopping Center located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. It is the intention of the Board to structure the sale as a like-kind exchange (Code Sec.1031), in order to defer the income taxes on the expected gain. The property is being actively marketed for sale. Due to current conditions in the commercial real estate market, it is not possible for management to estimate when a sale of the property will occur.

Note 3 - Real estate and equipment:

Real estate and equipment consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2010	2009
		(In thousands of dollars)
Land		$76,684	$76,684
Unimproved land		910	848
Apartment buildings	7-40 years	81,606	81,002
Commercial buildings/shopping centers	15-50 years	107,792	106,070
Equipment/Furniture	3-15 years	2,666	2,571
		269,658	267,175
Less accumulated depreciation		58,913	52,892
Totals		$210,745	$214,283

Note 4 – Mortgages, notes payable and credit line:

	October 31,
	2010	2009
	(In Thousands of Dollars)
Frederick, MD (A)	$22,000	$22,000
Rockaway, NJ (B)	19,546	19,876
Westwood, NJ (C)	8,563	8,800
Spring Lake Heights, NJ (D)	2,999	3,081
Patchogue, NY (E)	5,798	5,878
Wayne, NJ (F)	19,739	19,966
River Edge, NJ (G):
First mortgage	4,363	4,482
Second mortgage	1,674	1,727
Maywood, NJ (H):
First mortgage	3,165	3,252
Second mortgage	1,187	1,226
Westwood, NJ (I)	23,500	-
Westwood, NJ (I):
First mortgage	-	12,934
Second mortgage	-	2,872
Wayne, NJ (J)	29,220	29,916
Hackensack, NJ (K)	33,410	33,893
Total fixed rate mortgage loans	175,164	169,903
Baltimore, MD (L)	19,420	22,500
Damascus, MD - Construction Loan (M)	10,020	9,857
Total mortgages and notes payable	$204,604	$202,260

(A)

Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $18,982,000.

(B)
Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $18,967,000.

(C)
Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $9,532,000.

(D)
Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake Heights, New Jersey having a net book value of approximately $422,000.

(E)
Payable in monthly installments of $36,457 including interest at 6.125%, through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $8,047,000.

(F)
Payable in monthly installments of $121,100 including interest at 6.09%, through September 1, 2019, at which time the outstanding balance is due. The mortgages secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,315,000.

(G)
The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,173,000.

(H) (I)
The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $685,000.

On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. A $2.1 million prepayment penalty was incurred in connection with such refinancing. The new mortgage is payable in monthly installments of $120,752 including interest of 4.62%, through November 1, 2020, at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $11,350,000.

(J)
Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $29,587,000.

(K)
Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $42,791,000.

(L)
On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. The loan represents the acquisition loan to Grande Rotunda, LLC; which was payable in monthly installments of interest only prior to the loan’s restructuring on February 1, 2010. The interest rate on the original loan varied from time-to-time based on the borrower’s election of 150 basis points over the various LIBOR, or the Lender’s prime rate. FREIT guarantees payment of up to 35% of the outstanding principal amount of the loan plus accrued interest if borrower defaults, however, Rotunda 100, LLC (a 40% joint venture partner in Grande Rotunda, LLC) has indemnified FREIT for up to 40% of any losses under its guaranty. The loan is secured by a mixed-use property in Baltimore, MD having a net book value of approximately $39,943,000. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel.

(M)
Damascus Second, LLC construction loan, secured by the shopping center owned by Damascus Centre, LLC located in Damascus, MD. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. Draws against this loan bear interest at a floating rate equal to 135 basis points over the BBA LIBOR daily floating rate. As a result of a revaluation of future funding needs of the redevelopment project, on May 6, 2010, Damascus Centre, LLC entered into a modification of its construction loan agreement, which reduced the amount of the construction loan facility from $27.3 million to $21.3 million. In addition, the construction completion due date was extended until November 1, 2011. All other terms of the construction loan remain unchanged. As of October 31, 2010, $10 million of this loan was drawn down to cover construction costs. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs, if borrower defaults, however, Damascus 100, LLC (a 30% joint venture partner in Damascus Centre, LLC) has indemnified FREIT for up to 30% of any losses under its guaranty. The shopping center securing the loan has a net book value of approximately $25,301,000.

Fair Value of Long-Term Debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2010 and October 31, 2009:

	October 31,	October 31,
($ in Millions)	2010	2009
Fair Value	$212.1	$198.1

Carrying Value	$204.6	$202.3

Fair values are estimated based on market interest rates at October 31, 2010 and October 31, 2009 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

Principal amounts (in thousands of dollars) due under the above obligations (assuming no additional principal payment for the Rotunda)in each of the five years subsequent to October 31, 2010 are as follows:

Year Ending October 31,	Amount
2011	$2,814
2012	$13,254
2013	$30,247
2014	$14,828
2015	$2,853

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2012, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of October 31, 2010, $18 million is available under the line of credit, and no amount is outstanding.

Note 5 - Commitments and contingencies:

Leases:
     Commercial tenants:
FREIT leases commercial space having a net book value of approximately $142 million at October 31, 2010 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2010 is as follows:

Year Ending October 31,	Amount
2011	$16,853
2012	14,187
2013	12,578
2014	11,172
2015	9,684
Thereafter	50,325
Total	$114,799

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2010 were not material.

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

FREIT has determined that several of its properties contain lead based paint (“LBP”). FREIT believes that it complies with all federal, state and local requirements as they pertain to LBP.

FREIT does not believe that the environmental conditions described above will have a materially adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

Construction activities:
A modernization and expansion is underway at the Damascus Center. Total construction costs, inclusive of tenant improvement costs, are expected to approximate $22.7 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. Construction and other costs for Phase II approximated $9.8 million. The Phase III construction is expected to begin during the second quarter of 2011, with total construction costs for Phase III expected to approximate $6.7 million. Total construction costs were to be funded from a $27.3 million construction loan entered into on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan will be drawn upon as needed to fund already expended and future construction costs at the Damascus Center. Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

We also have plans to redevelop our property referred to as the Rotunda redevelopment project. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

Litigation:
On August 6, 2009, a complaint was filed against Damascus Centre, LLC, a 70% owned affiliate of FREIT, Hekemian & Co., Inc. (“Hekemian”), and others (the “Defendants”) in the Circuit Court of Montgomery County, Maryland (the “Court”).  The plaintiffs leased commercial office space at the Damascus Shopping Center located in Damascus, Maryland and owned by Damascus Centre, LLC.  The complaint alleged a number of causes of action in connection with alleged interference with plaintiffs’ business allegedly caused by Damascus Centre, LLC’s development activities at the Damascus Center. The complaint sought compensatory damages of $500,000 for the alleged interference with the plaintiffs’ business and $5,000,000 in punitive damages. In addition, the plaintiffs sought to enjoin the demolition of the shopping center. FREIT received notice of the lawsuit on September 2, 2009. On February 19, 2010, a voluntary stipulation of dismissal of the complaint, with prejudice, was filed with the Court. This stipulation with prejudice has the same effect as a final adjudication on the merits of the complaint favorable to the Defendants, and relieves the Defendants of any liability to the plaintiffs based on the relevant facts set forth in the complaint. The stipulation also bars the plaintiffs from pursuing any subsequent action based on any relevant facts in the complaint.

Note 6 - Management agreement, fees and transactions with related party:

Hekemian currently manages all the properties owned by FREIT, except for the Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,791,000, $1,723,000 and $1,708,000 in 2010, 2009 and 2008, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $352,000, $427,000 and $265,000 in 2010, 2009 and 2008, respectively.

Total Hekemian management fees that were unpaid at October 31, 2010 and 2009 were $146,000 and $139,000, respectively. The agreement expires on October 31, 2011, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $102,000, $110,000 and $111,000 in fiscal 2010, 2009 and 2008, respectively.

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

The equity owners of Rotunda 100, LLC, and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances are in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. Interest only payments are required to be made quarterly. No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus Centre and Grande Rotunda. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes mature at the earlier of (a) ten (10) years after issue (Grande Rotunda – 6/19/2015, Damascus Centre – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. The outstanding balance at October 31, 2010 and 2009 was $3,323,000 for both years. The accrued but unpaid interest related to these notes for Fiscal 2010 and Fiscal 2009 amounted to approximately $221,000 and $142,000, respectively.  On May 8, 2008, FREIT’s Board of Trustees approved amendments to the existing loan agreements with the Hekemian employees, relative to their interests in Rotunda 100, LLC, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees approved development fee arrangements for the Rotunda and Damascus Center redevelopment projects, as well as the South Brunswick development project. In connection with the development activities at the Rotunda and the redevelopment activities at the Damascus Center, definitive contract agreements for the development services to be provided by Hekemian Development Resources LLC (“Resources”) have been approved and executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Center will be an amount equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). During Fiscal 2009, FREIT incurred fees payable to Resources of $2,000,000 for development activities at the Rotunda, and incurred and paid $226,769 for development activities at the Damascus Center. During Fiscal 2008, FREIT incurred and paid fees to Resources of $1,000,000 and $750,000 for development activities at the Rotunda and Damascus Center, respectively. These fees have been capitalized and accordingly are included in Construction in Progress or Real Estate on FREIT’s Consolidated Balance Sheet as of October 31, 2010 and 2009. Resources, Rotunda 100, LLC, and Damascus 100, LLC are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT. The members of the Hekemian family have majority management control of these entities. In connection with the development activities at South Brunswick, the fees with respect to this project are 7% of development costs of up to $21,000,000 (as may be modified). A definitive contract regarding the specific services to be provided at the South Brunswick project (a contemplated development site owned by FREIT) has not yet been finalized and approved. Development and acquisition fees and commissions charged to FREIT for various mortgage refinancings, amounted to approximately $118,000, $100,000 and $60,000 in 2010, 2009 and 2008, respectively.

 Note 7- Dividends and earnings per share:

FREIT declared dividends of $8,331,000 ($1.20 per share), $8,331,000 ($1.20 per share) and $8,263,000 ($1.20 per share) to shareholders of record during 2010, 2009 and 2008, respectively.

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

Since FREIT does not have any dilutive securities, only basic earnings per share is presented for the years ended October 31, 2010, 2009 and 2008.

Note 8- Equity incentive plan:

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

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. As of October 31, 2010, 466,000 shares are available for issuance under the Plan.

The following table summarizes stock option activities:

	Years Ended October 31,
	2010		2009		2008
	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price
Balance beginning of period	0	$-	0	$-	232,500	$7.50
Options exercised	-	$-	-	$-	(232,500)	$7.50
Options cancelled	-		-		-
Balance at end of period	0	$-	0	$-	0	$7.50

The impact on FREIT's consolidated shareholders' equity for the options that were exercised during fiscal 2008 was to increase the values of beneficial interest outstanding by $1,744,000. There were no options outstanding at October 31, 2010 and October 31, 2009, since all previously granted options expired in September 2008 or were exercised prior to that date. The total intrinsic value of options exercised during fiscal 2008 was $3,650,000.

Note 9- Share repurchase program:

FREIT’s Board of Trustees authorized the following share repurchase plans:

		Shares Repurchased
Date Plan Authorized	Amounts Authorized	#	Cost	Date Plan Expired

April 9, 2008	$2,000,000	50,920	$1,133,545	March 31, 2009

April 14, 2009	$1,000,000	89	$1,481	June 30, 2009
	Total	51,009	$1,135,026

The repurchase plans complied with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 and provided for the repurchase of FREIT’s shares subject to certain price limitations and other conditions established under the Plans. Share repurchases under the plans could have been made, from time to time, through privately negotiated transactions or in the open market. The repurchase plans could have been terminated at any time and without prior notice. Rule 10b5-1 permits the implementation of a written plan for repurchasing shares of company stock through a repurchasing agent at times when the issuer is not in possession of material, nonpublic information and allows issuers adopting such plans to repurchase shares on a regular basis, regardless of any subsequent material, nonpublic information it receives.

Through June 30, 2009, FREIT repurchased a total of 51,009 shares of common stock under both repurchase plans at a cost of $1,135,026, which is reflected in the Equity section of FREIT’s consolidated balance sheets.

Note 10- Deferred fee plan:

During fiscal 2001, the Board of Trustees adopted a deferred fee plan for its officers and trustees, which was amended and restated in fiscal 2009 to make the deferred fee plan compliant with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder (the "Plan"). Pursuant to the Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. These fees include annual retainer and meeting attendance fees as determined by the full Board of Trustees. FREIT has agreed to pay any participant (the "Participant") in the Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. Trustee fee expense (including interest) for each of the years ended October 31, 2010, 2009 and 2008 was $911,000, $820,000, and $745,000, respectively. As of October 31, 2010 and 2009, approximately $3,333,000 and $2,848,000, respectively, of fees have been deferred together with accrued interest of approximately $1,457,000 and $1,075,000, respectively. The deferred amounts for fiscal 2010 and 2009 are included in accrued expenses in the accompanying consolidated balance sheets.

Note 11- Segment information:

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

The commercial and residential segments were comprised of ten and nine properties, respectively, during the three fiscal years ended October 31, 2010.

The accounting policies of the segments are the same as those described in Note 1.

The chief operating decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT's Board of Trustees.

FREIT assesses and measures segment operating results based on net operating income ("NOI"). NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, financing costs,  amortization of acquired lease values and other items. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the years in the three-year period ended October 31, 2010. Asset information is not reported since FREIT does not use this measure to assess performance.

	2010	2009	2008
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$24,713	$23,130	$22,816
Residential	19,130	19,089	19,191
Totals	43,843	42,219	42,007

Real estate operating expenses:
Commercial	9,702	9,219	8,817
Residential	8,905	8,381	8,179
Totals	18,607	17,600	16,996

Net operating income:
Commercial	15,011	13,911	13,999
Residential	10,225	10,708	11,012
Totals	$25,236	$24,619	$25,011

Recurring capital improvements-
residential	$363	$204	$424

Reconciliation to consolidated net
income - common equity:
Segment NOI	$25,236	$24,619	$25,011
Deferred rents - straight lining	240	238	237
Amortization of acquired above and below
market value leases	(30)	(35)	96
Net investment income	122	221	554
General and administrative expenses	(1,567)	(1,652)	(1,542)
Depreciation	(6,053)	(5,870)	(5,622)
Financing costs	(13,817)	(10,848)	(11,557)
Net income	4,131	6,673	7,177
Net loss (income) atrributable to noncontrolling interests in subsidiaries	280	(1,121)	(1,138)
Net income attributable to common equity	$4,411	$5,552	$6,039

Note 12- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2010 and 2009 (in thousands, except per share amounts):

	Quarter Ended
2010:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$10,885	11,390	10,876	11,024
Expenses	9,432	9,960	9,338	11,314
Net income (loss)	1,453	1,430	1,538	(290)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(281)	(300)	(162)	1,023	*
Net income attributable to common equity	$1,172	$1,130	$1,376	$733

Basic earnings per share	$0.17	$0.16	$0.20	$0.11
Dividends declared per share	$0.30	$0.30	$0.30	$0.30
* Includes a prepayment penalty of $1,263,000 allocated to the noncontrolling interest.

	Quarter Ended
2009:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$10,828	$10,621	$10,524	$10,670
Expenses	8,944	9,241	8,795	8,990
Net income	1,884	1,380	1,729	1,680
Net income attributable to noncontrolling interests in subsidiaries	(363)	(295)	(155)	(308)
Net income attributable to common equity	$1,521	$1,085	$1,574	$1,372

Basic earnings per share	$0.22	$0.16	$0.23	$0.20
Dividends declared per share	$0.30	$0.30	$0.30	$0.30

Note: Due to rounding, total of quarterly per share amounts may not agree to amounts reported for the full fiscal year.

  * * *

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI – REAL ESTATE AND ACCUMULATED DEPRECIATION
OCTOBER 31, 2010
(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E				Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
														Life on
			Buildings						Buildings					Which De-
	Encum-		and		Improve-	Carrying			and		Accumulated	Date of	Date	preciation
Description	brances	Land	Improvements	Land	ments	Costs	Land		Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Grandview Apts., Hasbrouck
Heights, NJ	-	$ 22	$ 180	$ -	$ 342		$ 22		$ 522	$ 544	$ 416	1925	1964	7-40 years
Hammel Gardens, Maywood, NJ	$ 4,352	312	728	-	1,014		312		1,742	2,054	1,369	1949	1972	7-40 years
Palisades Manor, Palisades
Park, NJ	-	12	81	-	122		12		203	215	173	1935/70	1962	7-40 years
Steuben Arms, River Edge, NJ	6,037	364	1,773	-	1,362		364		3,135	3,499	2,326	1966	1975	7-40 years
Heights Manor, Spring Lake
Heights, NJ	2,999	109	974	-	831		109		1,805	1,914	1,492	1967	1971	7-40 years
Berdan Court, Wayne, NJ	19,739	250	2,206	-	3,244		250		5,450	5,700	4,385	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	23,500	3,849	11,546	-	1,978		3,849		13,524	17,373	6,023	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	33,410	8,390	37,486	19	4,228		8,409		41,714	50,123	7,332	1970	2004	7-40 years
Boulders - Rockaway, NJ	19,546	5,019		-	16,183		5,019		16,183	21,202	2,235	2005-2006	1963/1964	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	10,020	2,950	6,987	6,234	10,216		9,184		17,203	26,387	1,086	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ	-	29		3,382	7,698		3,411		7,698	11,109	2,776	1963/75/97	1966	10-50 years
Glen Rock, NJ	-	12	36	-	212		12		248	260	158	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,798	2,128	8,818	1	(21)		2,129		8,797	10,926	2,879	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	(1)	2,716		9,134		21,875	31,009	12,027	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	8,563	6,889	6,416	-	2,297		6,889		8,713	15,602	6,070	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	29,220	9,280	24,217	-	1,448		9,280		25,665	34,945	5,645	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	19,420	16,263	14,634	232	11,233		16,495		25,867	42,362	2,418	1920	2005	40 years

Land Leased:
Rockaway, NJ		114		50	-		164		-	164	-		1963/1964
Rochelle Park, NJ		1,640	905	-	-		1,640		905	2,545	103		2007
Vacant Land:				`
Franklin Lakes, NJ		224		(156)	-		68			68	-		1966/93
Wayne, NJ		286			-		286			286	-		2002
South Brunswick, NJ		80		1,051	-		1,131	*		1,131	-		1964

	$ 204,604	$ 67,357	$ 136,146	$ 10,812	$ 65,103	$ -	$ 78,169		$ 201,249	$ 279,418	$ 58,913

* (1)
Included in land balances are improvements classified under construction in progress.
Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C and The Rotunda, whose cost for Federal income tax purposes is approximately $37.7 million, $35.2 million and $32.9 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2010	2009	2008

Real estate:
Balance, Beginning of year	$276,869	$265,040	$254,528

Additions:
Buildings and improvements	2,549	12,789	9,810

Adjustments/Deletions - buildings & improvements	-	(960)	702

Balance, end of year	$279,418	$276,869	$265,040

Accumulated depreciation:
Balance, beginning of year	$52,892	$48,027	$42,465

Additions - Charged to operating expenses	6,053	5,870	5,622

Adjustments/Deletions	(32)	(1,005)	(60)

Balance, end of year	$58,913	$52,892	$48,027

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3
Amended and Restated Declaration of Trust of FREIT, as further amended on January 21, 2004, May 15, 2007, and March 4, 2008. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)

4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (Incorporated by reference to Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998)

10.1
Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)

10.2
Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)

10.3
Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments).  (Incorporated by reference to Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)

10.4
Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)

10.5
Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)

10.6
Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)

21	Subsidiaries of FREIT

22	Consent of EisnerAmper LLP

31.1	Rule 13a-14(a) - Certification of Chief Executive Officer

31.2	Rule 13a-14(a) - Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer