Form 10-Q
period 2011-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2011-03-14
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of March 14, 2011, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31,	October 31,
	2011	2010
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$209,685	$210,745
Construction in progress	9,801	9,760
Cash and cash equivalents	6,565	6,769
Tenants' security accounts	1,936	2,005
Sundry receivables	5,307	5,872
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,910	3,264
Acquired over market leases and in-place lease costs	489	523
Deferred charges, net	2,726	2,864
Total Assets	$242,745	$245,128

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$203,898	$204,604
Accounts payable and accrued expenses	6,293	6,920
Dividends payable	2,083	2,083
Tenants' security deposits	2,578	2,668
Acquired below market value leases and deferred revenue	3,364	3,319
Total liabilities	218,216	219,594

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(8,096)	(7,032)
Total common equity	15,738	16,802
Noncontrolling interests in subsidiaries	8,791	8,732
Total equity	24,529	25,534
Total Liabilities & Equity	$242,745	$245,128

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$9,517	$9,334
Reimbursements	1,222	1,434
Sundry income	122	81
Totals	10,861	10,849

Expenses:
Operating expenses	2,917	2,924
Management fees	490	469
Real estate taxes	1,686	1,656
Depreciation	1,511	1,521
Totals	6,604	6,570

Operating income	4,257	4,279

Investment income	29	36
Interest expense including amortization
of deferred financing costs	(2,926)	(2,862)
Net income	1,360	1,453
Net income attributable to noncontrolling interests in subsidiaries	(341)	(281)
Net income attributable to common equity	$1,019	$1,172

Earnings per share (attributable to common equity):
Basic	$0.15	$0.17

Weighted average shares outstanding:
Basic	6,942	6,942

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JANUARY 31, 2011
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2010	$24,969	$(1,135)	$(7,032)	$16,802	$8,732	$25,534

Distributions to noncontrolling interests				-	(282)	(282)

Net income			1,019	1,019	341	1,360

Dividends declared			(2,083)	(2,083)		(2,083)

Balance at January 31, 2011	$24,969	$(1,135)	$(8,096)	$15,738	$8,791	$24,529

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Unaudited)

	Three Months Ended
	January 31,
	2011		2010
	(In Thousands of Dollars)
Operating activities:
Net income	$1,360		$1,453
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,511		1,521
Amortization	144		121
Net amortization of acquired leases	6		8
Deferred revenue	61		47
Changes in operating assets and liabilities:
Tenants' security accounts	69		26
Sundry receivables, prepaid expenses and other assets	918		381
Accounts payable, accrued expenses and other liabilities	398		109
Tenants' security deposits	(90)		(85)
Net cash provided by operating activities	4,377		3,581
Investing activities:
Capital improvements - existing properties	(469)		(341)
Construction and pre-development costs	(1,000	) *	(615)

Net cash used in investing activities	(1,469)		(956)
Financing activities:
Repayment of mortgages	(747)		(704)
Deferred financing costs	-		11
Dividends paid	(2,083)		(2,083)
Distributions to noncontrolling interests	(282)		(348)
Net cash used in financing activities	(3,112)		(3,124)
Net decrease in cash and cash equivalents	(204)		(499)
Cash and cash equivalents, beginning of period	6,769		6,751
Cash and cash equivalents, end of period	$6,565		$6,252

Supplemental disclosure of cash flow data:
Interest paid	$2,702		$2,720
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$54		$59
Financing activities:
Dividends declared but not paid	$2,083		$2,083

* Incurred and accrued in fiscal 2009.

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

The consolidated results of operations for the three-month period ended January 31, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2010 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income (numerator) by the weighted average number of shares outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since FREIT does not have any dilutive securities, only basic earnings per share is presented.

Note 4 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains nine (9) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the three months ended January 31, 2011 and 2010. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2011	2010
	($ in thousands)
Real estate rental revenue:
Commercial	$5,936	$6,096
Residential	4,877	4,708
Totals	10,813	10,804
Real estate operating expenses:
Commercial	2,546	2,375
Residential	2,154	2,246
Totals	4,700	4,621
Net operating income:
Commercial	3,390	3,721
Residential	2,723	2,462
Totals	$6,113	$6,183

Recurring capital improvements-residential	$84	$85

Reconciliation to consolidated net income:
Segment NOI	$6,113	$6,183
Deferred rents - straight lining	54	53
Amortization of acquired leases	(6)	(8)
Investment income	29	36
General and administrative expenses	(393)	(428)
Depreciation	(1,511)	(1,521)
Financing costs	(2,926)	(2,862)
Net income	1,360	1,453
Net income attributable to noncontrolling interests	(341)	(281)
Net income attributable to common equity	$1,019	$1,172

Note 5 – Planned disposition:

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

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $456,000 and $434,000 for the three-months ended January 31, 2011 and 2010, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $68,000 and $85,000 for the three-months ended January 31, 2011 and 2010, respectively. The management agreement expires on October 31, 2011, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

Index

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $28,000 and $30,000 for the three-months ended January 31, 2011 and 2010, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. No such fees were incurred to Hekemian for the three-months ended January 31, 2011 and 2010.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian.

Note 7 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2011 and October 31, 2010:

	January 31,	October 31,
($ in Millions)	2011	2010
Fair Value	$203.6	$212.1

Carrying Value	$203.9	$204.6

Fair values are estimated based on market interest rates at January 31, 2011 and October 31, 2010 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

Index

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Identifying Important Factors That Could Cause First Real Estate Investment Trust of New Jersey’s (“FREIT”)
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

Residential Properties: Occupancy and rental rates in our areas of operation are on the up swing, reversing a year-long downward movement. We expect the recovery of rental rates to lag occupancy rates. The speed of recovery at our residential properties will likely mirror job growth and reduced unemployment in our areas of operation.

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

Debt Financing Availability: The dislocations in the credit markets have caused significant price volatility and liquidity disruptions. High pricing spreads and very conservative debt service ratio requirements have made certain financing unattractive and, in certain instances, unavailable. Additionally, construction financing for large, mixed use projects is virtually unavailable, or too costly. As a result of this difficult financing environment and reduced end user demand (see above), FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of 2008. The delay notwithstanding, at this time, FREIT intends to resume the redevelopment of the Rotunda as planned, upon improvement in the economic and financing climate. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2010, have been applied consistently as at January 31, 2011 and October 31, 2010, and for the three months ended January 31, 2011 and 2010. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Total Real Estate revenue for the three months ended January 31, 2011 (“Current Quarter”) increased 0.1% to $10,861,000 compared to $10,849,000 for the three months ended January 31, 2010 (“Prior Year’s Quarter”). Net income attributable to common equity (“Net income-common equity”) for the Current Quarter was $1,019,000 ($0.15 per share basic) compared to $1,172,000 ($0.17 per share basic) for the Prior Year’s Quarter. The positive increase in total revenue for the Current Quarter was primarily attributable to FREIT’s residential operations, specifically higher occupancy levels and higher base rental income.

The schedule below provides a detailed analysis of the major changes that impacted net income–common equity for the three months ended January 31, 2011 and 2010:

NET INCOME COMPONENTS
	Three Months Ended
	January 31,
	2011	2010	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$3,438	$3,766	$(328)

Residential properties	2,723	2,462	261
Total income from real estate operations	6,161	6,228	(67)

Financing costs:
Fixed rate mortgages	(2,687)	(2,665)	(22)
Floating rate - Rotunda & Damascus	(239)	(197)	(42)
Total financing costs	(2,926)	(2,862)	(64)

Investment income	29	36	(7)

General & administrative expenses:
Accounting fees	(137)	(166)	29
Legal & professional fees	(17)	(17)	-
Trustee fees	(127)	(130)	3
Corporate expenses	(112)	(115)	3
Total general & administrative expenses	(393)	(428)	35

Depreciation	(1,511)	(1,521)	10

Net income	1,360	1,453	(93)
Net income attributable to noncontrolling interests in subsidiaries	(341)	(281)	(60)

Net Income attributable to common equity	$1,019	$1,172	$(153)

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data, which is a Non-GAAP financial measure, for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Quarter, as compared to the prior year’s comparable period:

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2011	2010	$	%	2011	2010	$	%	2011	2010
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,660	$4,638	$22	0.5%	$4,809	$4,651	$158	3.4%	$9,469	$9,289
Reimbursements	1,222	1,434	(212)	-14.8%	-	-	-		1,222	1,434
Other	54	24	30	125.0%	68	57	11	19.3%	122	81
Total revenue	5,936	6,096	(160)	-2.6%	4,877	4,708	169	3.6%	10,813	10,804

Operating expenses	2,546	2,375	171	7.2%	2,154	2,246	(92)	-4.1%	4,700	4,621
Net operating income	$3,390	$3,721	$(331)	-8.9%	$2,723	$2,462	$261	10.6%	6,113	6,183
Average
Occupancy %	89.7%	90.5%		-0.8%	94.5%	93.2%		1.3%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					54	53
				Amortization of acquired leases					(6)	(8)
				Investment income					29	36
				General and administrative expenses					(393)	(428)
				Depreciation					(1,511)	(1,521)
				Financing costs					(2,926)	(2,862)
				Net income					1,360	1,453
				Net income attributable to noncontrolling interests					(341)	(281)
				Net income attributable to common equity					$1,019	$1,172

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties during the 2010 and 2009 fiscal years. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. Total revenue and NOI from FREIT’s commercial segment for the Current Quarter decreased by 2.6% and 8.9%, respectively, over the Prior Year’s Quarter. The primary reasons for the decrease in total revenue and NOI for the Current Quarter were lower occupancy levels, and higher operating expenses.

The U.S. economy has recovered from the recession and continues to improve, albeit at a rate much slower than anticipated. To date, our tenant fall-out has been minor, as average occupancy (exclusive of the Damascus Center, which is undergoing a major redevelopment project) for the Current Quarter was 94.4%, a decrease of 0.6% from last year’s comparable period. However, we may experience additional fall-out if the pace of the economic recovery slows down any further, or stalls.

The Westridge Square Shopping Center located in Frederick, Maryland is being actively marketed for sale. The decision to sell the property (acquired in 1992) was based on the desire to re-deploy the net proceeds of the sale to real estate assets in other areas of FREIT’s operations. Due to current conditions in the commercial real estate market, it is not possible for management to estimate when the sale of the property will occur.

Index

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at the Damascus Center. Total construction costs, inclusive of tenant improvement costs, are expected to approximate $22.7 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. Construction and other costs for Phase II approximated $9.8 million. The Phase III construction is expected to begin on or about April 1, 2011, and should be completed prior to November 1, 2011. Total construction costs for Phase III are projected to approximate $6.7 million. Such costs are expected to be funded through availability under our $21.3 million construction facility. Through January 31, 2011, $10.1 million of this loan was drawn down. Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of January 31, 2011, approximately $7.5 million has been incurred for planning and feasibility studies. Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter reported an increase of 3.6% and 10.6%, respectively, over the Prior Year’s Quarter. The increase in total revenue and NOI are primarily attributable to higher occupancy levels and higher base rental income at many of our residential properties, in addition to a $207,000 insurance recovery relating to storm damages incurred last year at the Pierre Towers apartment complex, which has been recorded as an offset within operating expenses. The positive increases in revenue were slightly offset by higher operating expenses due to the harsh winter this year. The positive operating results for the Current Quarter reflect the upward movement of occupancy levels, as evidenced by average occupancy for the Current Quarter increasing 1.3% over last year’s comparable period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,560 and $1,544, respectively. A 1% decline in average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $201,000 and $190,000, respectively.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. A major renovation program is ongoing at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the buildings’ mechanical services. This renovation is expected to cost approximately $4 - $6 million, and apartments were renovated as they became temporarily vacant.  It is anticipated that this renovation will be completed within the next 12 months. These costs are being financed from operating cash flow and cash reserves. Through January 31, 2011, approximately $4.4 million in capital improvements was expended at The Pierre.

Index

FINANCING COSTS

	Three Months Ended
	January 31,
	2011	2010
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$2,194	$2,438
New (1)	271	-
2nd Mortgages
Existing	40	85
Variable rate mortgages:
Acquisition loan-Rotunda	198	197
Construction loan-Damascus	41	40
Other	109	89
	2,853	2,849
Amortization of Mortgage Costs	73	53
Total Financing Costs	2,926	2,902
Less amount capitalized	-	(40)
Financing costs expensed	$2,926	$2,862

(1) Mortgages not in place at beginning of Fiscal 2010.

Total financing costs, before capitalized amounts, for the Current Quarter increased 0.8%, compared to the prior year’s comparable period.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $393,000, as compared to $428,000 for the Prior Year’s Quarter. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $281,000 for the Current Quarter, as compared to $313,000 for the prior year’s comparable period.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $1,511,000, as compared to $1,521,000 for the Prior Year’s Quarter.  The slight decrease was primarily attributable to a reduction in tenant improvement depreciation at Damascus.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.4 million for the Current Quarter compared to $3.6 million for the Prior Year’s Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2011, FREIT had cash and cash equivalents totaling $6.6 million, compared to $6.8 million at October 31, 2010.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2012, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of January 31, 2011, $18 million is available under the line of credit, and no amount is outstanding.

Index

We are in the process of rebuilding the Damascus Center. The total capital required for this project is estimated at $22.7 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of January 31, 2011, the outstanding balance on the construction loan is $10.1 million. We expect this development project to add to revenues, income, cash flow, and shareholder value.

At January 31, 2011, FREIT’s aggregate outstanding mortgage debt was $203.9 million and bears a weighted average interest rate of 5.35%, and an average life of approximately 5.03 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2012	2013	2014	2016	2017	2018	2019	2022
($ in millions)
Mortgage "Balloon" Payments	$10.1	$27.1	$12.1	$24.5	$22.0	$5.0	$45.2	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2011 and October 31, 2010:

	January 31,	October 31,
($ in Millions)	2011	2010
Fair Value	$203.6	$212.1

Carrying Value	$203.9	$204.6

Fair values are estimated based on market interest rates at January 31, 2011 and October 31, 2010 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2011, a 1% interest rate increase would reduce the fair value of our debt by $9.5 million, and a 1% decrease would increase the fair value by $10.2 million.

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

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $29.5 million in floating rate loans outstanding, of which $19.4 million relates to the acquisition loan for The Rotunda and $10.1 million relates to the construction loan for the Damascus Center redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $294,500.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

Index

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO, which is a non-GAAP financial measure, as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Three Months Ended
	January 31,
	2011	2010
	($ in thousands)

Net income	$1,360	$1,453
Depreciation	1,511	1,521
Amortization of deferred mortgage costs	73	53
Deferred rents (Straight lining)	(54)	(53)
Amortization of acquired leases	6	8
Capital Improvements - Apartments	(84)	(85)
Distributions to noncontrolling interests	(282)	(348)
FFO	$2,530	$2,549

Per Share - Basic	$0.36	$0.37

Weighted Average Shares Outstanding	6,942	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the three months ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II:  Other Information

Item 1:  Legal Proceedings

None, other than that reported in FREIT’s most recently filed Form 10-K for the year ended October 31, 2010.

Item 1A:  Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2010, that was filed with the Securities and Exchange Commission on January 14, 2011.

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

Date: March 14, 2011
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)