Form 10-Q
period 2011-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2011-06-09
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011
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

As of June 9, 2011, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

Part I:  Financial Information

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 30, 2011	October 31, 2010
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$208,336	$210,745
Construction in progress	9,878	9,760
Cash and cash equivalents	6,215	6,769
Tenants' security accounts	1,908	2,005
Sundry receivables	5,343	5,872
Secured loans receivable	3,326	3,326
Prepaid expenses and other assets	2,873	3,264
Acquired over market leases and in-place lease costs	456	523
Deferred charges, net	2,654	2,864
Total Assets	$240,989	$245,128

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$203,168	$204,604
Accounts payable and accrued expenses	6,582	6,920
Dividends payable	2,083	2,083
Tenants' security deposits	2,607	2,668
Acquired below market value leases and deferred revenue	2,891	3,319
Total liabilities	217,331	219,594

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(8,858)	(7,032)
Total common equity	14,976	16,802
Noncontrolling interests in subsidiaries	8,682	8,732
Total equity	23,658	25,534
Total Liabilities & Equity	$240,989	$245,128

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX AND THREE MONTHS ENDED APRIL 30, 2011 AND 2010
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$18,953	$19,122	$9,436	$9,788
Reimbursements	2,587	2,890	1,365	1,456
Sundry income	287	197	165	116
Totals	21,827	22,209	10,966	11,360

Expenses:
Operating expenses	5,708	6,258	2,791	3,335
Management fees	962	973	472	504
Real estate taxes	3,321	3,315	1,635	1,659
Depreciation	3,021	3,065	1,510	1,543
Totals	13,012	13,611	6,408	7,041

Operating income	8,815	8,598	4,558	4,319

Investment income	52	66	23	30
Interest expense including amortization
of deferred financing costs	(5,814)	(5,781)	(2,888)	(2,919)
Net income	3,053	2,883	1,693	1,430
Net income attributable to noncontrolling interests in subsidiaries	(714)	(581)	(373)	(300)
Net income attributable to common equity	$2,339	$2,302	$1,320	$1,130

Earnings per share (attributable to common equity):
Basic	$0.34	$0.33	$0.19	$0.16

Weighted average shares outstanding	6,942	6,942	6,942	6,942

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED APRIL 30, 2011
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2010	$24,969	$(1,135)	$(7,032)	$16,802	$8,732	$25,534

Distributions to noncontrolling interests				-	(764)	(764)

Net income			2,339	2,339	714	3,053

Dividends declared			(4,165)	(4,165)		(4,165)

Balance at April 30, 2011	$24,969	$(1,135)	$(8,858)	$14,976	$8,682	$23,658

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Unaudited)

	Six Months Ended April 30,
	2011		2010
	(In Thousands of Dollars)
Operating activities:
Net income	$3,053		$2,883
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,021		3,065
Amortization	290		242
Net amortization of acquired leases	12		15
Changes in operating assets and liabilities:
Tenants' security accounts	97		45
Sundry receivables, prepaid expenses and other assets	888		91
Accounts payable, accrued expenses and other liabilities	709		782
Tenants' security deposits	(61)		(61)
Deferred revenue	(396)		106
Net cash provided by operating activities	7,613		7,168
Investing activities:
Capital improvements - existing properties	(572)		(955)
Construction and pre-development costs	(1,108	) *	(1,813)
Decrease in investment in US Treasury Bills	-		4,549
Net cash provided by (used in) investing activities	(1,680)		1,781
Financing activities:
Repayment of mortgages	(1,518)		(4,450)
Deferred financing costs	(40)		(174)
Dividends paid	(4,165)		(4,165)
Distributions to noncontrolling interests	(764)		(692)
Net cash used in financing activities	(6,487)		(9,481)
Net decrease in cash and cash equivalents	(554)		(532)
Cash and cash equivalents, beginning of period	6,769		6,751
Cash and cash equivalents, end of period	$6,215		$6,219

Supplemental disclosure of cash flow data:
Interest paid	$5,367		$5,416
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$75		$1
Financing activities:
Dividends declared but not paid	$2,083		$2,083

*  Includes $1,000 that was incurred and accrued in fiscal 2009.

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

The consolidated results of operations for the six and three-month periods ended April 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2010 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the six and three-month periods ended April 30, 2011 and 2010. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$11,960	$12,605	$6,025	$6,510
Residential	9,790	9,510	4,912	4,801
Totals	21,750	22,115	10,937	11,311
Real estate operating expenses:
Commercial	4,951	5,003	2,406	2,629
Residential	4,244	4,702	2,089	2,456
Totals	9,195	9,705	4,495	5,085
Net operating income:
Commercial	7,009	7,602	3,619	3,881
Residential	5,546	4,808	2,823	2,345
Totals	$12,555	$12,410	$6,442	$6,226
Recurring capital improvements-residential	$139	$120	$55	$35

Reconciliation to consolidated net income:
Segment NOI	$12,555	$12,410	$6,442	$6,226
Deferred rents - straight lining	89	109	35	56
Amortization of acquired leases	(12)	(15)	(6)	(7)
Investment income	52	66	23	30
General and administrative expenses	(796)	(841)	(403)	(413)
Depreciation	(3,021)	(3,065)	(1,510)	(1,543)
Financing costs	(5,814)	(5,781)	(2,888)	(2,919)
Net income	3,053	2,883	1,693	1,430
Net income attributable to noncontrolling interests	(714)	(581)	(373)	(300)
Net income attributable to common equity	$2,339	$2,302	$1,320	$1,130

Note 5 – Planned asset dispositions:

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of the 256,620 sq. ft. Westridge Square Shopping Center (“Westridge”) located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations.

On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge, that it would not extend the term of its lease, which expires on October 31, 2011. FREIT will reevaluate its decision to market Westridge for sale in light of the Giant lease expiration.

On June 3, 2011, FREIT’s Board of Trustees authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur.

Index

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $895,000 and $898,000 for the six-months ended April 30, 2011 and 2010, respectively. For the three-month period ended April 30, 2011 and 2010, such fees were approximately $439,000 and $463,000, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $156,000 and $180,000 for the six-months ended April 30, 2011 and 2010, respectively, and $88,000 and $95,000 for the three-months ended April 30, 2011 and 2010, respectively. The management agreement expires on October 31, 2011, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $66,000 and $64,000 for the six-months ended April 30, 2011 and 2010, respectively, and $37,000 and $34,000 for the three-months ended April 30, 2011 and 2010, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. No such fees were incurred to Hekemian for the six-months ended April 30, 2011 and 2010.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the six-months ended April 30, 2011 and April 30, 2010 was approximately $241,000 and $220,000, respectively,  for Mr. Robert S. Hekemian, and $18,000 and $16,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 7 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2011 and October 31, 2010:

($ in Millions)	April 30, 2011	October 31, 2010

Fair Value	$203.4	$212.1

Carrying Value	$203.2	$204.6

Fair values are estimated based on market interest rates at April 30, 2011 and October 31, 2010 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

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

Commercial Properties: The retail outlook, while still challenged, has shown improvement over the past year, although due to the lag in job growth, consumers are still nervous about their jobs and remain frugal with their discretionary spending. Tenant fall-out and rent reductions are expected to abate. However, re-leasing of vacated space will be challenging and at rates below pre-recession levels.

Index

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. Construction has commenced for the completion of the expansion and renovation of the Damascus Center. No date has been determined for the commencement of construction at our Rotunda and South Brunswick projects.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2010, have been applied consistently as at April 30, 2011 and October 31, 2010, and for the six and three months ended April 30, 2011 and 2010. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real Estate revenue for the six months ended April 30, 2011 (“Current Six Months”) decreased 1.7% to $21,827,000 compared to $22,209,000 for the six months ended April 30, 2010 (“Prior Six Months”). Real Estate revenue for the three months ended April 30, 2011 (“Current Quarter”) decreased 3.5% to $10,966,000 compared to $11,360,000 for the three months ended April 30, 2010 (“Prior Year’s Quarter”). The decrease in real estate revenues was primarily attributable to FREIT’s commercial operations, specifically a $250,000 lease termination fee recorded in the Prior Year’s Quarter, and lower expense reimbursements stemming from prior year common area maintenance adjustments recorded in the Current Six Months.

Net income attributable to common equity (“net income-common equity”) for the Current Six Months was $2,339,000 ($0.34 per share basic) compared to $2,302,000 ($0.33 per share basic) for the Prior Six Months. Net income-common equity for the Current Quarter was $1,320,000 ($0.19 per share basic) compared to $1,130,000 ($0.16 per share basic) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2011 and 2010:

NET INCOME COMPONENTS

	Six Months Ended April 30,			Three Months Ended April 30,
	2011	2010	Change	2011	2010	Change
	(thousands of dollars)			(thousands of dollars)
Income from real estate operations:
Commercial properties	$7,086	$7,696	$(610)	$3,648	$3,930	$(282)

Residential properties	5,546	4,808	738	2,823	2,345	478
Total income from real estate operations	12,632	12,504	128	6,471	6,275	196

Financing costs:
Fixed rate mortgages	(5,342)	(5,312)	(30)	(2,655)	(2,687)	32
Floating rate - Rotunda & Damascus	(472)	(469)	(3)	(233)	(232)	(1)
Total financing costs	(5,814)	(5,781)	(33)	(2,888)	(2,919)	31

Investment income	52	66	(14)	23	30	(7)

General & administrative expenses:
Accounting fees	(264)	(340)	76	(127)	(173)	46
Legal & professional fees	(34)	(44)	10	(17)	(27)	10
Trustee fees	(261)	(257)	(4)	(134)	(127)	(7)
Corporate expenses	(237)	(200)	(37)	(125)	(86)	(39)
Total general & administrative expenses	(796)	(841)	45	(403)	(413)	10

Depreciation	(3,021)	(3,065)	44	(1,510)	(1,543)	33
Net income	3,053	2,883	170	1,693	1,430	263
Net income attributable to noncontrolling interests in subsidiaries	(714)	(581)	(133)	(373)	(300)	(73)
Net Income attributable to common equity	$2,339	$2,302	$37	$1,320	$1,130	$190

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconcile the NOI to consolidated net income-common equity for the Current Six Months and Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Six Months Ended April 30,		Increase (Decrease)		Six Months Ended April 30,		Increase (Decrease)		Six Months Ended April 30,
	2011	2010	$	%	2011	2010	$	%	2011	2010
	(in thousands)				(in thousands)				(in thousands)
Rental income	$9,272	$9,633	$(361)	-3.7%	$9,604	$9,395	$209	2.2%	$18,876	$19,028
Reimbursements	2,587	2,890	(303)	-10.5%	-	-	-		2,587	2,890
Other	101	82	19	23.2%	186	115	71	61.7%	287	197
Total revenue	11,960	12,605	(645)	-5.1%	9,790	9,510	280	2.9%	21,750	22,115

Operating expenses	4,951	5,003	(52)	-1.0%	4,244	4,702	(458)	-9.7%	9,195	9,705
Net operating income	$7,009	$7,602	$(593)	-7.8%	$5,546	$4,808	$738	15.3%	12,555	12,410
Average
Occupancy %	89.8%	90.1%		-0.3%	94.4%	93.8%		0.6%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					89	109
				Amortization of acquired leases					(12)	(15)
				Investment income					52	66
				General and administrative expenses					(796)	(841)
				Depreciation					(3,021)	(3,065)
				Financing costs					(5,814)	(5,781)
				Net income					3,053	2,883
				Net income attributable to noncontrolling interests					(714)	(581)
				Net income attributable to common equity					$2,339	$2,302

	Commercial				Residential				Combined
	Three Months Ended April 30,		Increase (Decrease)		Three Months Ended April 30,		Increase (Decrease)		Three Months Ended April 30,
	2011	2010	$	%	2011	2010	$	%	2011	2010
	(in thousands)				(in thousands)				(in thousands)
Rental income	$4,611	$4,996	$(385)	-7.7%	$4,796	$4,743	$53	1.1%	$9,407	$9,739
Reimbursements	1,365	1,456	(91)	-6.3%	-	-	-		1,365	1,456
Other	49	58	(9)	-15.5%	116	58	58	100.0%	165	116
Total revenue	6,025	6,510	(485)	-7.5%	4,912	4,801	111	2.3%	10,937	11,311

Operating expenses	2,406	2,629	(223)	-8.5%	2,089	2,456	(367)	-14.9%	4,495	5,085
Net operating income	$3,619	$3,881	$(262)	-6.8%	$2,823	$2,345	$478	20.4%	6,442	6,226
Average
Occupancy %	90.0%	89.5%		0.5%	94.4%	94.6%		-0.2%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					35	56
				Amortization of acquired leases					(6)	(7)
				Investment income					23	30
				General and administrative expenses					(403)	(413)
				Depreciation					(1,510)	(1,543)
				Financing costs					(2,888)	(2,919)
				Net income					1,693	1,430
				Net income attributable to noncontrolling interests					(373)	(300)
				Net income attributable to common equity					$1,320	$1,130

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

Index

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Six Months decreased by 5.1% and 7.8%, respectively, as compared to the Prior Six Months. For the Current Quarter, total revenue and NOI decreased by 7.5% and 6.8%, respectively, as compared to the Prior Year’s Quarter. The primary reasons for the decrease in both revenue and NOI for the Current Six Months, as well as the Current Quarter were a $250,000 lease termination fee recorded in the Prior Year’s Quarter, with no comparable activity in the current periods. Lower expense reimbursements stemming from prior year common area maintenance adjustments recorded in the Current Six Months also affected the reduced revenue and NOI.

The U.S. economy has recovered from the recession and continues to improve, albeit at a rate much slower than anticipated. Average occupancy (exclusive of the Damascus Center, which is undergoing a major redevelopment project) for the Current Six Months was 94.5%, a slight decrease of 0.1% from last year’s comparable period, and increased 0.6% for the Current Quarter to 94.5%, compared to 93.9% for the Prior Year’s Quarter.

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of the 256,620 sq. ft. Westridge Square Shopping Center (“Westridge”) located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations.

On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge, that it would not extend the term of its lease, which expires on October 31, 2011. This lease expiration will not affect FREIT’s income or cash flow for its fiscal year ended October 31, 2011. It is FREIT’s intention to re-lease the space to a new tenant or tenants that will enhance the shopping experience at Westridge. FREIT expects the new rents to be at current market levels, which are higher than the rents paid by Giant, and anticipates increased earnings from the space. However, the space will be vacant and no rent will be received from the space beginning on November 1, 2011 unless or until FREIT is able to re-lease the space, and it is occupied by a new tenant(s). Additionally, FREIT expects to incur leasing costs and tenant improvement costs associated with re-leasing the space. The vacancy may adversely affect FREIT’s operating results in fiscal 2012 depending upon the outcome of FREIT’s re-leasing efforts for this space. In addition, FREIT will reevaluate its decision to market Westridge for sale in light of the Giant lease expiration.

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at the Damascus Center. Total construction costs, inclusive of tenant improvement costs, are expected to approximate $22.7 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. Construction and other costs for Phase II approximated $9.8 million. The Phase III construction has commenced, and is expected to be completed prior to November 1, 2011. Total construction costs for Phase III are projected to approximate $6.7 million. Such costs are expected to be funded through availability under our $21.3 million construction facility. Through April 30, 2011, $10.1 million of this loan was drawn down. Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Index

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of April 30, 2011, approximately $7.5 million has been incurred for planning and feasibility studies. Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Six Months increased by 2.9% and 15.3%, respectively, as compared to the Prior Six Months. For the Current Quarter, total revenue and NOI increased by 2.3% and 20.4%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue and NOI for the Current Six Months and Current Quarter are primarily attributable to higher base rental income at many of our residential properties, in addition to overall lower operating costs for the Current Quarter. Current Six Month results also include a $207,000 insurance recovery relating to storm damages incurred and expensed last year at the Pierre Towers apartment complex. The insurance recovery has been recorded as an offset within operating expenses. The positive operating results for the Current Six Months reflect the upward movement of occupancy levels, as evidenced by average occupancy for the Current Six Months increasing 0.6% over last year’s comparable period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Six Months and the Prior Six Months were $1,561 and $1,530, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $201,000 and $190,000, respectively.

On June 3, 2011, FREIT’s Board of Trustees authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations and parking structure restoration) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the buildings’ mechanical services. Through April 30, 2011, approximately $4.5 million was expended at The Pierre for these capital improvements, of which approximately 268,000 related to the Current Six Months. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. We are also in the planning stages of a major parking structure restoration project at The Pierre, which is expected to be completed within the next 2 years, at an expected cost of approximately $1.5 - $2.5 million. These costs are being financed from operating cash flow and cash reserves.

Index

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$4,357	$4,250	$2,163	$2,116
New (1)	541	607	270	303
2nd Mortgages
Existing	79	169	39	84
Variable rate mortgages:
Acquisition loan-Rotunda	390	390	192	193
Construction loan-Damascus	82	79	41	39
Other	218	180	109	91
	5,667	5,675	2,814	2,826
Amortization of Mortgage Costs	147	106	74	53
Total Financing Costs	5,814	5,781	2,888	2,879
Capitalized interest adjustment	-	-	-	40
Financing costs expensed	$5,814	$5,781	$2,888	$2,919

(1) Mortgages not in place at beginning of Fiscal 2010.

Total financing costs, before capitalized amounts, for the Current Six Months increased 0.6%, compared to the prior year’s comparable period. For the Current Quarter, total financing costs increased 0.3% as compared to the Prior Year’s Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $796,000 and $403,000, respectively, as compared to $841,000 and $413,000 for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $559,000 and $278,000, for the Current Six Months and the Current Quarter, respectively, as compared to $641,000 and $327,000 for the prior year’s comparable periods.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $3,021,000 and $1,510,000, respectively, as compared to $3,065,000 and $1,543,000 for the prior year’s comparable periods. The decrease was primarily attributable to certain older assets being fully depreciated during the Current Quarter, which was slightly offset by new assets becoming operational.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.6 million for the Current Six Months compared to $7.2 million for the Prior Six Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2011, FREIT had cash and cash equivalents totaling $6.2 million, compared to $6.8 million at October 31, 2010.

Index

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2012, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of April 30, 2011, $18 million is available under the line of credit, and no amount is outstanding.

We are in the process of rebuilding the Damascus Center. The total capital required for this project is estimated at $22.7 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of April 30, 2011, the outstanding balance on the construction loan is $10.1 million. We expect this development project to add to revenues, income, cash flow, and shareholder value.

At April 30, 2011, FREIT’s aggregate outstanding mortgage debt was $203.2 million and bears a weighted average interest rate of 5.36%, and an average life of approximately 4.79 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2012	2013	2014	2016	2017	2018	2019	2021	2022
($ in millions)
Mortgage "Balloon" Payments	$10.1	$27.1	$12.1	$24.5	$22.0	$5.0	$45.2	$18.9	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2011 and October 31, 2010:

($ in Millions)	April 30, 2011	October 31, 2010

Fair Value	$203.4	$212.1

Carrying Value	$203.2	$204.6

Fair values are estimated based on market interest rates at April 30, 2011 and October 31, 2010 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2011, a 1% interest rate increase would reduce the fair value of our debt by $9.2 million, and a 1% decrease would increase the fair value by $9.8 million.

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

Index

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $29.5 million in floating rate loans outstanding, of which $19.4 million relates to the acquisition loan for The Rotunda and $10.1 million relates to the construction loan for the Damascus Center redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $295,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO, which is a non-GAAP financial measure, as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Six Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010
	(in thousands, except per share)		(in thousands, except per share)

Net income	$3,053	$2,883	$1,693	$1,430
Depreciation	3,021	3,065	1,510	1,543
Amortization of deferred mortgage costs	147	106	74	53
Deferred rents (Straight lining)	(89)	(109)	(35)	(56)
Amortization of acquired leases	12	15	6	7
Capital Improvements - Apartments	(139)	(120)	(55)	(35)
Distributions to noncontrolling interests	(764)	(692)	(482)	(344)
FFO	$5,241	$5,148	$2,711	$2,598

Per Share – Basic	$0.75	$0.74	$0.39	$0.37

Weighted Average Shares Outstanding	6,942	6,942	6,942	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the three months ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Date: June 9, 2011
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)