Form 10-Q
period 2011-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2011-09-09
CIK 36840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011
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
Yes ☐  No ☒

As of September 9, 2011, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I:  Financial Information

Item 1:  Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2011	2010
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$207,216	$210,745
Construction in progress	10,245	9,760
Cash and cash equivalents	6,307	6,769
Tenants' security accounts	1,946	2,005
Sundry receivables	5,203	5,872
Secured loans receivable	3,323	3,326
Prepaid expenses and other assets	3,322	3,264
Acquired over market leases and in-place lease costs	422	523
Deferred charges, net	2,531	2,864
Total Assets	$240,515	$245,128

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$202,689	$204,604
Accounts payable and accrued expenses	7,134	6,920
Dividends payable	2,083	2,083
Tenants' security deposits	2,590	2,668
Acquired below market value leases and deferred revenue	2,990	3,319
Total liabilities	217,486	219,594

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(9,436)	(7,032)
Total common equity	14,398	16,802
Noncontrolling interests in subsidiaries	8,631	8,732
Total equity	23,029	25,534
Total Liabilities & Equity	$240,515	$245,128

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE AND THREE MONTHS ENDED JULY 31, 2011 AND 2010
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$28,456	$28,306	$9,503	$9,184
Reimbursements	3,911	4,458	1,323	1,568
Sundry income	395	292	109	95
Totals	32,762	33,056	10,935	10,847

Expenses:
Operating expenses	8,254	9,042	2,547	2,783
Management fees	1,444	1,448	482	475
Real estate taxes	4,970	4,981	1,649	1,666
Depreciation	4,560	4,556	1,538	1,492
Totals	19,228	20,027	6,216	6,416

Operating income	13,534	13,029	4,719	4,431

Investment income	77	95	25	29
Interest expense including amortization
of deferred financing costs	(8,724)	(8,703)	(2,910)	(2,922)
Net income	4,887	4,421	1,834	1,538
Net income attributable to noncontrolling interests in subsidiaries	(1,043)	(743)	(329)	(162)
Net income attributable to common equity	$3,844	$3,678	$1,505	$1,376

Earnings per share (attributable to common equity):
Basic	$0.55	$0.53	$0.22	$0.20

Weighted average shares outstanding	6,942	6,942	6,942	6,942

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED JULY 31, 2011
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2010	$24,969	$(1,135)	$(7,032)	$16,802	$8,732	$25,534

Distributions to noncontrolling interests				-	(1,144)	(1,144)

Net income			3,844	3,844	1,043	4,887

Dividends declared			(6,248)	(6,248)		(6,248)

Balance at July 31, 2011	$24,969	$(1,135)	$(9,436)	$14,398	$8,631	$23,029

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Unaudited)

	Nine Months Ended
	July 31,
	2011		2010
	(In Thousands of Dollars)
Operating activities:
Net income	$4,887		$4,421
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	4,560		4,556
Amortization	435		376
Net amortization of acquired leases	18		22
Changes in operating assets and liabilities:
Tenants' security accounts	59		109
Sundry receivables, prepaid expenses and other assets	565		(1,491)
Accounts payable, accrued expenses and other liabilities	973		1,557
Tenants' security deposits	(78)		(150)
Deferred revenue	(281)		(406)
Net cash provided by operating activities	11,138		8,994
Investing activities:
Capital improvements - existing properties	(940)		(1,140)
Construction and pre-development costs	(1,192	) *	(1,820)
Decrease in investment in US Treasury Bills	-		4,549
Net cash provided by (used in) investing activities	(2,132)		1,589
Financing activities:
Repayment of mortgages	(2,290)		(5,182)
Proceeds from construction loans	254		-
Deferred financing costs	(40)		(197)
Dividends paid	(6,248)		(6,249)
Distributions to noncontrolling interests	(1,144)		(1,022)
Net cash used in financing activities	(9,468)		(12,650)
Net decrease in cash and cash equivalents	(462)		(2,067)
Cash and cash equivalents, beginning of period	6,769		6,751
Cash and cash equivalents, end of period	$6,307		$4,684

Supplemental disclosure of cash flow data:
Interest paid	$8,046		$8,136

Income taxes paid	$2		$-
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$401		$35
Financing activities:
Dividends declared but not paid	$2,083		$2,083

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2010 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the nine and three-month periods ended July 31, 2011 and 2010. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$17,893	$18,617	$5,934	$6,012
Residential	14,725	14,299	4,935	4,789
Total Revenue	32,618	32,916	10,869	10,801
Real estate operating expenses:
Commercial	7,198	7,337	2,246	2,333
Residential	6,281	6,901	2,039	2,199
Total Expense	13,479	14,238	4,285	4,532
Net operating income:
Commercial	10,695	11,280	3,688	3,679
Residential	8,444	7,398	2,896	2,590
Total NOI	$19,139	$18,678	$6,584	$6,269
Recurring capital improvements-residential	$367	$254	$228	$134

Reconciliation to consolidated net income:
Segment NOI	$19,139	$18,678	$6,584	$6,269
Deferred rents - straight lining	162	162	72	53
Amortization of acquired leases	(18)	(22)	(6)	(7)
Investment income	77	95	25	29
General and administrative expenses	(1,189)	(1,233)	(393)	(392)
Depreciation	(4,560)	(4,556)	(1,538)	(1,492)
Financing costs	(8,724)	(8,703)	(2,910)	(2,922)
Net income	4,887	4,421	1,834	1,538
Net income attributable to noncontrolling interests	(1,043)	(743)	(329)	(162)
Net income attributable to common equity	$3,844	$3,678	$1,505	$1,376

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

Index

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,344,000 and $1,336,000 for the nine-months ended July 31, 2011 and 2010, respectively. For the three-month period ended July 31, 2011 and 2010, such fees were approximately $449,000 and $438,000, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $239,000 and $268,000 for the nine-months ended July 31, 2011 and 2010, respectively, and $83,000 and $88,000 for the three-months ended July 31, 2011 and 2010, respectively. The management agreement expires on October 31, 2011, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $85,000 and $101,000 for the nine-months ended July 31, 2011 and 2010, respectively, and $19,000 and $37,000 for the three-months ended July 31, 2011 and 2010, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. No such fees were incurred to Hekemian for the nine-months ended July 31, 2011 and 2010.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the nine-months ended July 31, 2011 and July 31, 2010 was approximately $368,000 and $338,000, respectively, for Mr. Robert S. Hekemian, and $28,000 and $26,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 7 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2011 and October 31, 2010:

	July 31,	October 31,
($ in Millions)	2011	2010

Fair Value	$207.6	$212.1

Carrying Value	$202.7	$204.6

Fair values are estimated based on market interest rates at July 31, 2011 and October 31, 2010 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

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

The economic and financial environment: Although the U.S. economy has recovered from the recession, the rate of recovery has been much slower than anticipated. Forecasts for economic growth and job gains over the next year have been downsized, due in large part to the recent turbulence in the US and global markets. While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but still lags pre-recession levels, hampering business expansion and new development activities.

Residential Properties: Occupancy and rental rates in our areas of operation are on the up swing, reversing a year-long downward movement, and reflecting the increasing preference towards rental housing. The speed of recovery at our residential properties will likely mirror job growth and reduced unemployment in our areas of operation.

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

Operating Cash Flow and Dividend Distributions: We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, necessary capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income) throughout the balance of the fiscal year. It is FREIT’s intention to maintain its quarterly dividend at $.30 per share until the economic climate indicates a change is appropriate, but not less than the level required to maintain its REIT status for Federal income tax purposes.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Pursuant to the SEC disclosure guidance for "Critical Accounting Policies," the SEC defines Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, have been applied consistently as at July 31, 2011 and October 31, 2010, and for the nine and three months ended July 31, 2011 and 2010. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real Estate revenue for the nine months ended July 31, 2011 (“Current Nine Months”) decreased 0.9% to $32,762,000 compared to $33,056,000 for the nine months ended July 31, 2010 (“Prior Nine Months”). Real Estate revenue for the three months ended July 31, 2011 (“Current Quarter”) increased 0.8% to $10,935,000 compared to $10,847,000 for the three months ended July 31, 2010 (“Prior Year’s Quarter”). For the Current Nine Months, FREIT’s residential operations reported a $426,000 increase in total revenue, which was more than offset by a $724,000 decrease in total revenue from FREIT’s commercial operations for the same period. The reduction in total revenue for FREIT’s commercial operations is primarily attributable to lower expense reimbursements for the current year. The increase in combined real estate revenue for the Current Quarter is attributable to higher base rental income in both our residential and commercial operations, particularly from higher base rental increases generated by our residential operations. Net income attributable to common equity (“net income-common equity”) for the Current Nine Months was $3,844,000 ($0.55 per share basic) compared to $3,678,000 ($0.53 per share basic) for the Prior Nine Months. Net income-common equity for the Current Quarter was $1,505,000 ($0.22 per share basic) compared to $1,376,000 ($0.20 per share basic) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2011 and 2010:

NET INCOME COMPONENTS
	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)
Income from real estate operations:
Commercial properties	$10,839	$11,420	$(581)	$3,754	$3,725	$29

Residential properties	8,444	7,398	1,046	2,896	2,590	306
Total income from real estate operations	19,283	18,818	465	6,650	6,315	335

Financing costs:
Fixed rate mortgages	(7,687)	(7,704)	17	(2,563)	(2,572)	9
Floating rate - Rotunda & Damascus	(700)	(720)	20	(228)	(251)	23
Other	(337)	(279)	(58)	(119)	(99)	(20)
Total financing costs	(8,724)	(8,703)	(21)	(2,910)	(2,922)	12

Investment income	77	95	(18)	25	29	(4)

General & administrative expenses:
Accounting fees	(364)	(449)	85	(100)	(109)	9
Legal & professional fees	(70)	(78)	8	(36)	(34)	(2)
Trustee fees	(392)	(402)	10	(131)	(145)	14
Corporate expenses	(363)	(304)	(59)	(126)	(104)	(22)
Total general & administrative expenses	(1,189)	(1,233)	44	(393)	(392)	(1)

Depreciation	(4,560)	(4,556)	(4)	(1,538)	(1,492)	(46)

Net income	4,887	4,421	466	1,834	1,538	296
Net income attributable to noncontrolling interests in subsidiaries	(1,043)	(743)	(300)	(329)	(162)	(167)

Net Income attributable to common equity	$3,844	$3,678	$166	$1,505	$1,376	$129

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconcile the NOI to consolidated net income-common equity for the Current Nine Months and Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,				July 31,				July 31,
	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)		2011	2010
	($ in thousands)			%	($ in thousands)			%	($ in thousands)
Rental income	$13,842	$14,041	$(199)	-1.4%	$14,470	$14,125	$345	2.4%	$28,312	$28,166
Reimbursements	3,911	4,458	(547)	-12.3%	-	-	-		3,911	4,458
Other	140	118	22	18.6%	255	174	81	46.6%	395	292
Total revenue	17,893	18,617	(724)	-3.9%	14,725	14,299	426	3.0%	32,618	32,916

Operating expenses	7,198	7,337	(139)	-1.9%	6,281	6,901	(620)	-9.0%	13,479	14,238
Net operating income	$10,695	$11,280	$(585)	-5.2%	$8,444	$7,398	$1,046	14.1%	19,139	18,678
Average
Occupancy %	89.7%	89.9%		-0.2%	95.0%	94.0%		1.0%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					162	162
				Amortization of acquired leases					(18)	(22)
				Investment income					77	95
				General and administrative expenses					(1,189)	(1,233)
				Depreciation					(4,560)	(4,556)
				Financing costs					(8,724)	(8,703)
				Net income					4,887	4,421
				Net income attributable to noncontrolling interests					(1,043)	(743)
				Net income attributable to common equity					$3,844	$3,678

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,				July 31,				July 31,
	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)		2011	2010
	($ in thousands)			%	($ in thousands)			%	($ in thousands)
Rental income	$4,571	$4,408	$163	3.7%	$4,866	$4,731	$135	2.9%	$9,437	$9,139
Reimbursements	1,323	1,568	(245)	-15.6%	-	-	-		1,323	1,568
Other	40	36	4	11.1%	69	58	11	19.0%	109	94
Total revenue	5,934	6,012	(78)	-1.3%	4,935	4,789	146	3.0%	10,869	10,801

Operating expenses	2,246	2,333	(87)	-3.7%	2,039	2,199	(160)	-7.3%	4,285	4,532
Net operating income	$3,688	$3,679	$9	0.2%	$2,896	$2,590	$306	11.8%	6,584	6,269
Average
Occupancy %	89.6%	89.3%		0.3%	96.2%	94.4%		1.8%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					72	53
				Amortization of acquired leases					(6)	(7)
				Investment income					25	29
				General and administrative expenses					(393)	(392)
				Depreciation					(1,538)	(1,492)
				Financing costs					(2,910)	(2,922)
				Net income					1,834	1,538
				Net income attributable to noncontrolling interests					(329)	(162)
				Net income attributable to common equity					$1,505	$1,376

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes: deferred rents (straight lining), lease amortization, depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Index

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Nine Months decreased by 3.9% and 5.2%, respectively, as compared to the Prior Nine Months. The primary reason for the decrease in revenue for the Current Nine Months was a $250,000 lease termination fee recorded in the prior year, with no comparable activity in the current period. Lower expense reimbursements stemming from prior year common area maintenance adjustments recorded in the Current Nine Months also affected the reduced revenue and NOI. For the Current Quarter, total revenue decreased by 1.3%, as compared to the Prior Year’s Quarter. NOI for the Current Quarter increased by 0.2% over last year’s comparable quarter; primarily attributable to lower operating expenses, which more than offset the decrease in total revenue for the Current Quarter.

Although the U.S. economy has recovered from the recession, the rate of recovery has been much slower than anticipated. Forecasts for economic growth and job gains over the next year have been downsized, due in large part to the recent turbulence in the US and global markets. Retail sales over the past nine months have posted slight gains, although among retailers, results have been mixed. The biggest problem in our areas of operations continues to be unemployment, renewing consumers’ concerns about their jobs, resulting in a reluctance to increase spending. To date, our tenant fall-out has been minor, as average occupancy rates (exclusive of the Damascus Center, which is undergoing a major redevelopment project) for the Current Nine Months was at 94.3%, a slight decrease of 0.1% from last year’s comparable period. For the Current Quarter, average occupancy was at 94.1%, equal with the Prior Year’s Quarter.

At Westridge, FREIT is actively pursuing the leasing of the space to be vacated by Giant supermarket as of October 31, 2011. It is FREIT’s intention to re-lease the space to a new tenant or tenants that will enhance the shopping experience at Westridge.  However, the space will be vacant and no rent will be received from the space beginning on November 1, 2011 unless or until FREIT is able to re-lease the space, and it is occupied by a new tenant(s). Additionally, FREIT expects to incur leasing costs and tenant improvement costs associated with re-leasing the space. The vacancy may adversely affect FREIT’s operating results in fiscal 2012 depending upon the outcome and timing of FREIT’s re-leasing efforts for this space. FREIT is reevaluating its decision to market Westridge for sale in light of the Giant lease expiration.

Construction has commenced for the completion of the expansion and renovation of the Damascus Center. It is expected that construction will be completed on or about November 1, 2011.

DEVELOPMENT ACTIVITIES

A modernization and expansion is underway at the Damascus Center. Total construction costs, inclusive of tenant improvement costs, are expected to approximate $22.7 million. The building plans incorporate an expansion of retail space from its current configuration of approximately 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction on Phase I began in June 2007, and was completed in June 2008. Phase I construction costs were approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprises a new 58,000 sq. ft. Safeway supermarket, was started in December 2008. The new Safeway supermarket was completed and the tenant opened for business in September 2009. Construction and other costs for Phase II approximated $9.8 million. The Phase III construction has commenced, and is expected to be completed on or about November 1, 2011. Total construction costs for Phase III are projected to approximate $6.7 million, of which approximately $1.5 million has been expended to date for development and construction costs. Remaining costs for the completion of Phase III are expected to be funded through availability under our $21.3 million construction facility. Through July 31, 2011, $10.4 million of this loan was drawn down. Because of this expansion, leases for certain tenants have been allowed to expire and have not been renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of the Phase I and Phase II (Safeway) construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Index

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of July 31, 2011, approximately $7.5 million has been incurred for planning and feasibility studies. Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Nine Months increased by 3.0% and 14.1%, respectively, as compared to the Prior Nine Months. For the Current Quarter, total revenue and NOI increased by 3.0% and 11.8%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue and NOI for the Current Nine Months and Current Quarter are primarily attributable to higher base rental income at many of our residential properties, in addition to overall lower operating costs for the Current Quarter. Current Nine Month results also include a $235,000 insurance recovery relating to storm damages incurred and expensed last year at the Pierre Towers apartment complex. The insurance recovery has been recorded as an offset within operating expenses. The positive operating results for the Current Nine Months and Current Quarter reflect the upward movement of occupancy levels, as evidenced by average occupancy increasing 1.0% and 1.8%, respectively, over last year’s comparable periods.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Nine Months and the Prior Nine Months were $1,561 and $1,533, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $201,000 and $194,000, respectively.

FREIT continues to actively pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations and parking structure restoration) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. Through July 31, 2011, approximately $4.6 million was expended at The Pierre for these capital improvements, of which approximately $325,000 related to the Current Nine Months. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. We are also in the planning stages of a major parking structure restoration project at The Pierre, which is expected to be completed within the next 2 years, at an expected cost of approximately $1.5 - $2.5 million. These costs are being financed from operating cash flow and cash reserves.

Index

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$6,531	$7,284	$2,174	$2,427
New (1)	819	-	278	-
2nd Mortgages
Existing	117	253	38	84
Variable rate mortgages:
Acquisition loan-Rotunda	578	599	188	209
Construction loan-Damascus	122	121	40	42
Other	337	279	119	99
	8,504	8,536	2,837	2,861
Amortization of Mortgage Costs	220	167	73	61
Financing costs expensed	$8,724	$8,703	$2,910	$2,922

(1) Mortgages not in place at beginning of Fiscal 2010.

Total financing costs, before capitalized amounts, for the Current Nine Months increased 0.2%, compared to the prior year’s comparable period. For the Current Quarter, total financing costs decreased 0.4% as compared to the Prior Year’s Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,189,000 and $393,000, respectively, as compared to $1,233,000 and $392,000 for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $826,000 and $267,000, for the Current Nine Months and the Current Quarter, respectively, as compared to $929,000 and $288,000 for the prior year’s comparable periods.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $4,560,000 and $1,538,000, respectively, as compared to $4,556,000 and $1,492,000 for the prior year’s comparable periods. The increase was primarily attributable to certain new assets becoming operational.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.1 million for the Current Nine Months compared to $9.0 million for the Prior Nine Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2011, FREIT had cash and cash equivalents totaling $6.3 million, compared to $6.8 million at October 31, 2010.

Index

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2012, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of July 31, 2011, $18 million is available under the line of credit, and no amount is outstanding.

We are in the process of rebuilding the Damascus Center. The total capital required for this project is estimated at $22.7 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of July 31, 2011, the outstanding balance on the construction loan is $10.4 million. We expect this development project to add to revenues, income, cash flow, and shareholder value.

At July 31, 2011, FREIT’s aggregate outstanding mortgage debt was $202.7 million and bears a weighted average interest rate of 5.37%, and an average life of approximately 4.54 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2012	2013	2014	2016	2017	2018	2019	2021	2022
($ in millions)
Mortgage "Balloon" Payments	$10.4	$27.1	$12.1	$24.5	$22.0	$5.0	$45.2	$18.9	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2011 and October 31, 2010:

	July 31,	October 31,
($ in Millions)	2011	2010

Fair Value	$207.6	$212.1

Carrying Value	$202.7	$204.6

Fair values are estimated based on market interest rates at July 31, 2011 and October 31, 2010 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2011, a 1% interest rate increase would reduce the fair value of our debt by $9.2 million, and a 1% decrease would increase the fair value by $9.9 million.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest.

Index

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $29.7 million in floating rate loans outstanding, of which $19.3 million relates to the acquisition loan for The Rotunda and $10.4 million relates to the construction loan for the Damascus Center redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $297,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FUNDS FROM OPERATIONS (“FFO”)

Many consider FFO, which is a non-GAAP financial measure, as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in thousands, except per share)		(in thousands, except per share)

Net income	$4,887	$4,421	$1,834	$1,538
Depreciation	4,560	4,556	1,538	1,492
Amortization of deferred leasing costs	215	208	72	72
Deferred rents (Straight lining)	(162)	(162)	(73)	(53)
Amortization of acquired leases	18	22	6	7
Capital Improvements - Apartments	(367)	(254)	(228)	(134)
Distributions to noncontrolling interests	(1,144)	(1,022)	(380)	(330)
FFO	$8,007	$7,769	$2,769	$2,592

Per Share - Basic	$1.15	$1.12	$0.40	$0.37

Weighted Average Shares Outstanding	6,942	6,942	6,942	6,942

Note: The FFO calculation for 2010 has been restated to conform to the current year’s presentation.

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the three months ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Item 1A:  Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, that was filed with the SEC on January 14, 2011.

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

Date: September 9, 2011
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)