Form 10-K
period 2011-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2012-01-13
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $88 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2011, the last business day of the registrant’s most recently completed second quarter.

As of January 13, 2012, the number of shares of beneficial interest outstanding was 6,942,143

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders to be held on April 4, 2012 are incorporated by reference in Part III of this Annual Report.

1

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

FREIT’s long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to its shareholders, and (iii) increase the overall value of FREIT’s portfolio. FREIT’s investments may take the form of wholly-owned fee interests, or if the circumstances warrant diversification of risk, ownership on a joint venture basis with other parties, including employees and affiliates of Hekemian & Co., Inc., FREIT’s managing agent (“Hekemian”) (See “Management Agreement”), provided FREIT is able to maintain management control over the property. While our general investment policy is to hold and maintain properties for the long-term, we may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which we have determined or determine are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

FREIT Website

All of FREIT’s Securities and Exchange Commission filings for the past three years are available free of charge on FREIT’s website, which can be accessed at http://www.FREITNJ.com.

Fiscal Year 2011 Developments

(i)	FINANCING

(a)	The expansion and rebuilding of the Damascus Shopping Center, located in Damascus, Maryland (the “Damascus Center”) and owned by Damascus Centre, LLC, a 70% owned affiliate of FREIT was completed in November 2011. The total capital required for this project, including tenant improvements, approximates $22.7 million. Total construction costs were funded from a $27.3 million construction loan entered into by Damascus Centre, LLC on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. As of October 31, 2011, Damascus Centre, LLC drew down $11.8 million of this loan to cover construction costs. In addition to the $21.3 million construction loan obtained by Damascus Centre, LLC, FREIT has loaned to Damascus Centre, LLC approximately $2.2 million to cover construction costs for the redevelopment project at the Damascus Center, at the prevailing interest rate for similar loans.

(b)	The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. FREIT believes that its debt service coverage ratio will meet the stipulated requirements, and, therefore, anticipates no additional principal payments will be required. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. (See Notes 4 and 6 to FREIT’s consolidated financial statements.)
(c)	FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of October 31, 2011, $18 million was available under the line of credit, and no amount is outstanding.

(ii)   CONSTRUCTION

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximates $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase I began in June 2007, and was completed in June 2008, at a cost of approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprised the new Safeway supermarket, began in December 2008, and was completed in September 2009, at a cost of approximately $9.8 million. Phase III construction, which began in June 2011, was substantially complete as of October 31, 2011, and was completed in November 2011, at a cost of approximately $6.4 million. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Funding for this project was made available under a construction loan facility in the amount of $21.3 million. The construction loan is secured by the Damascus Center. The loan was drawn upon as needed to fund construction costs at the Damascus Center. Because of this expansion, leases for certain tenants were allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of each of the three phases, certain tenant leases have been renewed and occupancy is beginning to increase.

Redevelopment plans and studies for the phased expansion and renovation of the Rotunda have been prepared. The Rotunda, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. As of October 31, 2011, the Company has incurred approximately $7.5 million of such costs, which are included in Construction in Progress (“CIP”) on the Consolidated Balance Sheet. City Planning Board approval has been received. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

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

On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge that it would not extend the term of its lease, which expired on October 31, 2011. Giant elected not to renew its lease at Westridge, and FREIT is actively pursuing the re-leasing of the space vacated by Giant. FREIT will reevaluate its decision to market Westridge for sale in light of the Giant lease expiration. See “Segment Information – Commercial Segment” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” below.

On June 3, 2011, FREIT’s Board of Trustees authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties continue to be classified as held for use as of October 31, 2011.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2011 is included in Note 11 “Segment Information” to FREIT’s consolidated financial statements.

(c)	Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey, Maryland and on Long Island, NY. We also currently own approximately 40.37 acres of unimproved land in New Jersey. See Item 2, “Properties - Portfolio of Investments.”

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

We do not hold any patents, registered trademarks, or licenses.

Portfolio of Real Estate Investments

At October 31, 2011, FREIT’s real estate holdings included (i) nine (9) apartment buildings or complexes containing 1,075 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,265,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) four (4) parcels of undeveloped land consisting of approximately 40.37 acres. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Damascus Centre, LLC: FREIT owns a 70% membership interest in Damascus Centre, LLC which owns the Damascus Center that has recently been renovated and expanded. See Item 1-a(ii), “Construction”.

Damascus Second, LLC: FREIT owns a 70% interest in Damascus Second, LLC, which assumed a $21.3 million (originally $27.3 million) construction loan from Bank of America for the purpose of assisting Damascus Centre, LLC in owning, operating, managing and, as required, renovating the land and premises of the Damascus Center.

WestFREIT Corp: FREIT owns a 100% membership interest in WestFREIT, which owns Westridge, a 257,000 square foot shopping center in Frederick, MD.

WestFredic LLC: FREIT owns a 100% membership interest in WestFredic, which assumed a $22 million mortgage loan that is secured by Westridge in Frederick, MD.

Employees

On October 31, 2011 FREIT and its subsidiaries had seventeen (17) full-time employees and seven (7) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately seventy percent (70%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately eight percent (8%) of his business activities to FREIT. Refer to “Item 10 – Directors, Executive Officers and Corporate Governance.” Hekemian has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement” below.

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement renewed on November 1, 2011 for a two-year term, will expire on October 31, 2013. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The salient provisions of the Management Agreement are as follows: FREIT retains Hekemian as the exclusive management and leasing agent for properties which FREIT owned as of April 2002 and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC. However, FREIT may retain other managing agents to manage certain other properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive advisor for FREIT to locate and recommend to FREIT investments, which Hekemian deems suitable for FREIT, and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT or its affiliates, with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees approved, in general, development fee arrangements for the development services to be performed at the Rotunda (owned by Grande Rotunda, LLC), the Damascus Center (owned by Damascus Centre, LLC), and the South Brunswick project. These fees will be payable to Hekemian Development Resources LLC (“Resources”), a wholly owned affiliate of Hekemian. Definitive agreements for the development services to be performed at the Rotunda and the Damascus Center have been executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Center to be equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). The minority ownership interests of Grande Rotunda, LLC and Damascus Centre, LLC are owned by Rotunda 100, LLC and Damascus 100, LLC, which are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. In connection with the development activities at South Brunswick, the fees with respect to this project are 7% of development costs of up to $21million (as may be modified). A definitive contract regarding the specific services to be provided at the South Brunswick project has not yet been finalized and approved. See Note 6 to FREIT’s consolidated financial statements.

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2011, FREIT’s aggregate outstanding mortgage debt was $203.3 million with an average interest cost on a weighted average basis of 4.29%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2011 with respect to each of these properties.

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales would not be operative in this economic environment. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which may or may not be recaptured by FREIT. As at October 31, 2011 the following table lists the ten (10) largest commercial tenants, which account for approximately 53.8% of FREIT’s leased commercial rental space and 36.5% of fixed commercial rents.

Tenant	Center	Sq. Ft.
Burlington Coat Factory	Westridge Square	85,992
Kmart Corporation	Westwood Plaza	84,254
Macy's Federated Department Stores, Inc.	Preakness	81,160
Pathmark Stores Inc.	Patchoque	63,932
Stop & Shop Supermarket Co.	Preakness	61,020
Safeway Stores Inc.	Damascus Center	58,358
Stop & Shop Supermarket Co.	Franklin Crossing	48,673
Giant Food of Maryland	The Rotunda	35,994
TJ MAXX	Westwood Plaza	28,480
T-Bowl Inc.	Preakness	27,195

Note: Giant Food of Maryland at Westridge is not included in the schedule of the 10 largest commercial tenants, since Giant vacated its space, amounting to 55,330 sq ft, in May 2011. However, Giant continued to pay its monthly rent through October 31, 2011, which was the expiration date of their lease. Giant elected not to extend its lease as of November 1, 2011. FREIT is actively pursuing the re-leasing of the space vacated by Giant.

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make expected distributions to its shareholders, could be adversely affected. During Fiscal 2011, FREIT was notified by the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge that it would not extend the term of its lease, which expired on October 31, 2011. FREIT is actively pursuing the re-leasing of the space vacated by Giant. There were no other material lease expirations during Fiscal 2011 and Fiscal 2010. Other than the Giant lease at Westridge, there are no other material lease expirations expected during Fiscal 2012.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders.

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

This property is in a Flood Hazard Zone. FREIT maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods.

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

Prior to its purchase, in November 2002, by WaynePSC, a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former Dry Cleaner tenant.

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

Local zoning ordinances may prevent FREIT from renovating, expanding or converting its existing properties for their highest and best use as determined by FREIT’s Board of Trustees. The Board of Trustees is not aware of any such zoning impediments to the development of the South Brunswick property described herein.

(D)	Financial Information about Foreign and Domestic Operations and Export Sale

FREIT does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.

ITEM 1 A	RISK FACTORS

Almost all of FREIT’s income and cash flow are derived from the net rental income (revenues after expenses) from our properties. FREIT’s business and financial results are affected by the following fundamental factors:

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

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions. The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT’s income and cash flow and adversely affect our ability to pay mortgage debt and interest or make distributions to our shareholders. FREIT is currently in the process of actively pursuing the re-leasing of the space at Westridge that was vacated by Giant as of November 1, 2011.

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

Development and construction risks: As part of its investment strategy, FREIT seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. FREIT has recently completed a major expansion project at the Damascus Center and is planning a major redevelopment at the Rotunda property in Baltimore, Maryland. In addition it is contemplating the construction of an industrial building on its South Brunswick, New Jersey property. Development and construction activities are challenged with the following risks, which may adversely affect our cash flow:

•         financing may not be available in the amounts we seek, or may not be on favorable terms;

•         long-term financing may not be available upon completion of the construction;

•         failure to complete construction on schedule or within budget may increase debt service costs and construction costs; and

•         abandoned project costs could result in an impairment loss.

Debt financing could adversely affect income and cash flow: FREIT relies on debt financing to fund its growth through acquisitions and development activities. To the extent third party debt financing is not available, or not available on acceptable terms, acquisitions and development activities will be curtailed.

FREIT currently has approximately $172.2 million of non-recourse mortgage debt subject to fixed interest rates, and $31.1 million of partial recourse mortgage debt subject to variable interest rates ($19.3 million relates to the acquisition of the Rotunda property, and $11.8 million relates to the Damascus Center redevelopment project). These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. FREIT believes that its debt service coverage ratio will meet the stipulated requirements, and, therefore, anticipates no additional principal payments will be required. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. To the extent we are unable to refinance our indebtedness on acceptable terms, we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $18 million credit line (of which $18 million was available as of October 31, 2011), our Grande Rotunda acquisition mortgage loan, and our Damascus Center construction loan contain financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

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

Illiquidity of real estate investment: Real estate investments are relatively difficult to buy and sell quickly. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT’s interests in its partially owned subsidiaries are subject to transfer constraints by the operating agreements that govern FREIT’s investment in these partially owned subsidiaries.

Environmental problems may be costly: Both federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders.

A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.

Qualification as a REIT: Since its inception in 1961, FREIT has elected to qualify as a REIT for federal income tax purposes, and will continue to operate so as to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of highly technical and complex provisions of the Internal Revenue Code. Governmental legislation, new regulations, and administrative interpretations may significantly change the tax laws with respect to the requirements for qualification as a REIT, or the federal income tax consequences of qualifying as a REIT. Although FREIT intends to continue to operate in a manner to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT. Such a revocation would subject FREIT’s income to federal income tax at regular corporate rates, and failure to qualify as a REIT would also eliminate the requirement that we pay dividends to our shareholders.

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

Residential Apartment Properties as of October 31, 2011:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/11	Average Monthly Rent per Unit @ 10/31/11	Average Monthly Rent per Unit @ 10/31/10	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Palisades Manor	1962	12	97.4%	$1,141	$1,080	None (1)	$53
Palisades Park, NJ

Grandview Apts	1964	20	97.7%	$1,136	$1,135	None (1)	$121
Hasbrouck Heights, NJ

Berdan Court	1965	176	94.5%	$1,412	$1,409	$19,501 (2)	$1,345
Wayne, NJ

Heights Manor	1971	79	94.7%	$1,114	$1,086	$2,911	$424
Spring Lake Heights, NJ

Hammel Gardens	1972	80	95.8%	$1,234	$1,229	$4,220	$678
Maywood, NJ

Steuben Arms	1975	100	98.6%	$1,261	$1,262	$5,852	$1,092
River Edge, NJ

Westwood Hills (3)	1994	210	96.8%	$1,467	$1,440	$23,144 (6)	$11,052
Westwood Hills, NJ

Pierre Towers (4)	2004	269	93.3%	$1,867	$1,818	$32,901	$41,914
Hackensack, NJ

Boulders (5)	2006	129	94.5%	$1,732	$1,679	$19,197	$18,455
Rockaway, NJ

(1) Security for draws against FREIT's Credit Line

(2) On August 6, 2009, FREIT refinanced the mortgage loans secured by its Berdan Court apartment property in Wayne, NJ, with a new mortgage for approximately $20 million, due in 2019. The refinanced mortgages had outstanding principal balances that aggregated approximately $12.3 million at a weighted average interest rate of 6.7%, and were due January 1, 2010.

(3) FREIT owns a 40% equity interest in Westwood Hills. See "Investment in Subsidiaries"

(4) Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT

(5) Construction completed in August 2006 on land acquired in 1963 / 1964

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

Commercial Properties as of October 31, 2011:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft	Average Annual Occupancy Rate for the Year Ended 10/31/11	Average Annualized Rent per Sq. Ft. @ 10/31/11	Average Annualized Rent per Sq. Ft. @ 10/31/10	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,800	100.0%	$23.20	$23.20	None (1)	$89

Franklin Crossing	1966 (2)	87,041	96.4%	$23.18	$23.86	None (1)	$8,194
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	98.2%	$13.15	$12.84	$8,307	$9,299
Westwood, NJ

Westridge Square (3)	1992	256,620 (10)	94.2%	$13.00	$12.78	$22,000	$18,190
Frederick, MD

Pathmark Super Store	1997	63,962	100.0%	$19.99	$19.99	$5,713 (7)	$7,823
Patchogue, NY

Preakness Center (4)	2002	322,136	95.1%	$13.11	$13.09	$28,482	$28,893
Wayne, NJ

Damascus Center (5)	2003	150,000	55.3%	$19.25	$19.96	$11,757 (8)	$29,222
Damascus, MD

The Rotunda (6)	2005	216,645	86.8%	$18.69	$17.64	$19,290	$39,605
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$165
		Landlease

Rochelle Park, NJ	2007	1 Acre	N/A	N/A	N/A	None (9)	$2,408
		Landlease

(1) Security for draws against FREIT's Credit Line

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,041 sq. ft. center that opened in October 1997

(3) FREIT owns a 100% interest in WestFREIT Corp, that owns the center

(4) FREIT owns a 40% equity interest in WaynePSC, that owns the center

(5) FREIT owns a 70% equity interest in Damascus Centre, LLC, that owns the center. Undergoing a renovation and expansion project

(6) FREIT owns a 60% equity interest in Grande Rotunda, LLC, that owns the center

(7) On February 29, 2008, unpaid principal amount of $5.9 million was refinanced with a $6 million mortgage loan bearing fixed interest rate of 6.125%, with a 10 year term

(8) On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan, of which $11.8 million was drawn down at 10/31/11. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million

(9) Security for Rotunda $19.5 million acquisition loan

(10) Giant supermarket, which leases 55,330 sq ft, elected not to extend their lease as of November 1, 2011

Supplemental Segment Information:

Commercial lease expirations at October 31, 2011 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft	Commercial Sq. Ft	Total	Per Sq. Ft

Month to month	17	89,028	7.9%	$1,186,566	$13.33
2012	24	158,322	14.1%	$1,777,025	$11.22
2013	29	99,199	8.8%	$1,752,305	$17.66
2014	25	56,136	5.0%	$1,213,263	$21.61
2015	18	76,759	6.8%	$1,312,202	$17.10
2016	20	117,464	10.4%	$2,190,949	$18.65
2017	14	132,305	11.8%	$1,640,648	$12.40
2018	14	38,875	3.5%	$977,435	$25.14
2019	5	88,509	7.9%	$454,840	$5.14
2020	3	8,996	0.8%	$245,289	$27.27
2021	10	24,827	2.2%	$683,221	$27.52

Land Under Development and Vacant Land as of October 31, 2011:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27

Wayne, NJ	2002	None	Commercial	2.1

Rockaway, NJ	1964	None	Residential	1.0

So. Brunswick, NJ (2)	1964	Principally leased	Industrial	33.0
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

Although FREIT’s general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT’s and its shareholders’ best interests. See “Business-Planned Disposition” under Item 1 above. With respect to FREIT’s future acquisition and development activities, FREIT will evaluate various real estate opportunities, which FREIT believes would increase FREIT’s revenues and earnings, as well as complement and increase the overall value of FREIT’s existing investment portfolio.

Except for the Pathmark supermarket located in Patchogue, Long Island, the TD Bank branch located in Rockaway, NJ and the Pascack Community Bank branch located on our land in Rochelle Park, NJ, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have seventeen (17) anchor/major tenants, which account for approximately 59% of the space leased. The balance of the space is leased to one hundred and sixty six (166) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leaseable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	256,620	Burlington Coat Factory	25
Frederick, MD (4)
Franklin Crossing	(SC)	87,041	Stop & Shop	20
Franklin, Lakes, NJ
Westwood Plaza	(SC)	173,854	Kmart Corp	19
Westwood, NJ			TJMaxx
Preakness Center (1)	(SC)	322,136	Stop & Shop	36
Wayne, NJ			Macy's
			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (2)	(SC)	150,000	Safeway Stores	11
Damascus, MD
The Rotunda (3)	(O)	138,276	Clear Channel Broadcasting	46
Baltimore, MD			US Social Security Office
			Janus Associates

	(SC)	78,369	Giant Food of Maryland	8
			Rite Aid Corporation
Patchogue, NY	(SC)	63,962	Pathmark	-
Glen Rock, NJ	(SC)	4,800	Chase Bank	1
(1) FREIT has a 40% interest in this property			(2) FREIT has a 70% interest in this property
(3) FREIT has a 60% interest in this property			(4) Giant Food of Maryland vacated in May 2011,
			but continued to pay rent through 10/31/2011.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT’s commercial properties averaged an 89.6% “economic” occupancy rate (based upon the payment of rent for leased space) with respect to FREIT’s available leasable space. For Fiscal 2011, the economic occupancy rate was 89.6%, while the actual “physical” occupancy rate (based upon possession and use of leased space) was 87.9%. The difference between economic and physical occupancy for Fiscal 2011 was primarily attributable to the vacancy created at Westridge resulting from Giant vacating its premises in May 2011, while continuing to pay rent in accordance with its lease through the expiration of the lease on October 31, 2011.

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.1% occupancy rate with respect to FREIT’s available apartment units.

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

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 13, 2012, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2011
First Quarter	$16.90	$20.50
Second Quarter	$16.70	$16.70
Third Quarter	$19.00	$23.50
Fourth Quarter	$20.25	$20.25

	Bid	Asked
Fiscal Year Ended October 31, 2010
First Quarter	$18.00	$20.25
Second Quarter	$18.00	$19.00
Third Quarter	$16.50	$18.00
Fourth Quarter	$17.00	$17.00

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, LLC members of the New York Stock Exchange and other national securities exchanges.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2011 and Fiscal 2010, FREIT paid or declared aggregate total dividends of $1.20 and $1.20 per share, respectively, to the holders of Shares. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2011 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2011	2010	2009	2008	2007
	(In thousands of dollars)
Total Assets	$243,220	$245,128	$251,851	$241,756	$242,755
Mortgage Loans	$203,275	$204,604	$202,260	$192,352	$189,389
Common Equity	$13,850	$16,802	$20,722	$23,561	$25,130
Weighted average shares outstanding:
Basic	6,942	6,942	6,944	6,835	6,753
Diluted					6,916

INCOME STATEMENT DATA:
Year Ended October 31,	2011	2010	2009	2008	2007
	(In thousands of dollars, except per share amounts)
Revenue:
Revenue from real estate operations	$44,057	$44,053	$42,422	$42,340	$40,738
Expenses:
Real estate operations	18,138	18,607	17,600	16,996	16,673
General and administrative expenses	1,543	1,567	1,652	1,542	1,543
Depreciation	6,109	6,053	5,870	5,622	5,311
Totals	25,790	26,227	25,122	24,160	23,527

Operating income	18,267	17,826	17,300	18,180	17,211

Investment income	101	122	221	554	634
Interest expense including amortization of deferred financing costs *	(11,655)	(13,817)	(10,848)	(11,557)	(11,897)
Income from continuing operations	6,713	4,131	6,673	7,177	5,948
Discontinued operations:
Income from discontinued operations, net of noncontrolling interests of subsidiaries **	—	—	—	—	3,771
Net income	6,713	4,131	6,673	7,177	9,719
Net loss (income) attributable to noncontrolling interests of subsidiaries	(1,335)	280	(1,121)	(1,138)	(776)
Net income attributable to common equity	$5,378	$4,411	$5,552	$6,039	$8,943

* In 2010, includes $2.1 million prepayment penalty on early debt extinguishment.

** Includes gain on disposal of $3,680 in fiscal year 2007.

Basic earnings per share:
Continuing operations	$0.77	$0.64	$0.80	$0.88	$0.76
Discontinued operations	—	—	—	—	0.56
Net income	$0.77	$0.64	$0.80	$0.88	$1.32
Diluted earnings per share:
Continuing operations					$0.74
Discontinued operations					0.55
Net income					$1.29
Cash Dividends Declared Per Common Share	$1.20	$1.20	$1.20	$1.20	$1.30

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. As of November 2011, the expansion and renovation of the Damascus Center was completed. No date has been determined for the commencement of construction at our Rotunda and South Brunswick projects.

Debt Financing Availability: The dislocations in the credit markets have caused significant price volatility and liquidity disruptions. High pricing spreads and very conservative debt service ratio requirements have made certain financing unattractive and, in certain instances, unavailable. Additionally, construction financing for large, mixed use projects is virtually unavailable, or too costly. As a result of this difficult financing environment and reduced end user demand (see above), FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of FREIT’s 2008 fiscal year. The delay notwithstanding, at this time, FREIT intends to resume the redevelopment of the Rotunda as planned, upon improvement in the economic and financing climate. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

Operating Cash Flow and Dividend Distributions: We expect that cash provided by net operating income will be adequate to cover mandatory debt service payments, necessary capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income). It is FREIT’s intention to maintain its quarterly dividend at $.30 per share until the economic climate indicates a change is appropriate, but not less than the level required to maintain its REIT status for Federal income tax purposes.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2011 and October 31, 2010, and for the years ended October 31, 2011, 2010 and 2009. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Adopted and recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of this guidance is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of other comprehensive income (“OCI”) and its components in both the financial statements. The new guidance only affects the presentation of OCI, and not the components that must be reported in OCI. The standard takes effect for public companies during the interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

FREIT adopted ASC 810-10 (“Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective November 1, 2009, and as required, has retrospectively applied the presentation and disclosure requirements to prior years presented in this Form 10-K.

•	The objective of ASC 810 is to improve the relevance, comparability and transparency of financial information provided to investors by: (i) requiring all entities to report non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity; (ii) requiring that the amount of net income attributable to the parent and non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (iii) expanding the disclosure requirements with respect to the parent and its non-controlling interests.
(a)	Prior to the adoption of ASC 810, FREIT could not record a negative minority interest in its consolidated financial statements if the minority members had no obligation to restore their negative capital accounts. As a result, FREIT was accounting for the minority members’ capital deficit of its Westwood Hills subsidiary as a charge to income and a reduction to undistributed earnings. As of November 1, 2009, the amount of the minority members’ capital deficit that was booked as a reduction to FREIT’s undistributed earnings was approximately $2.3 million.
(b)	In accordance with the provisions of ASC 810, FREIT is required to disclose the pro forma impact on its consolidated net income and earnings per share, had the requirements of ASC 810 not been applied for the current year. As such, FREIT’s pro forma consolidated net income attributable to common equity for the year-ended October 31, 2011 would have been $5,689,000 ($0.82 per share basic), due to the amendment of the Westwood Hills operating agreement, requiring the noncontrolling members to restore their negative capital accounts.

Results of Operations:

Fiscal Years Ended October 31, 2011 and 2010

Summary revenues and net income for the fiscal years ended October 31, 2011 (“Fiscal 2011”) and October 31, 2010 (“Fiscal 2010”) are as follows:

	Years Ended October 31,
	2011	2010	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$24,333	$24,923	$(590)
Residential properties	19,724	19,130	594
Total real estate revenues	44,057	44,053	4

Operating expenses:
Real estate operations	18,138	18,607	(469)
General and administrative	1,543	1,567	(24)
Depreciation	6,109	6,053	56
Total operating expenses	25,790	26,227	(437)
Operating income	18,267	17,826	441

Investment income	101	122	(21)

Financing costs	(11,655)	(13,817)	2,162
Net income	6,713	4,131	2,582
Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,335)	280	(1,615)
Net income attributable to common equity	$5,378	$4,411	$967

Earnings per share:
Basic	$0.77	$0.64	$0.14

Weighted average shares outstanding:
Basic	6,942	6,942

Total real estate revenue for Fiscal 2011 increased slightly to $44,057,000 compared to $44,053,000 for Fiscal 2010. Net income attributable to common equity (“Net Income-Common Equity”) for Fiscal 2011 was $5,378,000 ($0.77 per share basic) compared to $4,411,000 ($0.64 per share basic) for Fiscal 2010. Included in interest expense for Fiscal 2010 was a $2.1 million prepayment penalty related to the early extinguishment of debt and the subsequent debt refinancing at FREIT’s Westwood Hills property. The impact of the prepayment penalty on Net Income-Common Equity for Fiscal 2010 was $840,000 ($0.12 per share basic). The refinancing increased FREIT’s cash reserves by $2.2 million, reduced interest expense on the new loan from 6.6% (weighted-average) to 4.62%, and extended the maturity of the loan 7 years. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2011 and 2010:

NET INCOME COMPONENTS
	Years Ended
	October 31,
	2011	2010	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$14,772	$15,221	$(449)

Residential properties	11,147	10,225	922
Total income from real estate operations	25,919	25,446	473

Financing costs:
Fixed rate mortgages	(10,256)	(12,473)	2,217
Floating rate - Rotunda & Damascus	(938)	(961)	23
Corporate interest-floating rate credit line	(461)	(383)	(78)
Total financing costs	(11,655)	(13,817)	2,162

Investment income	101	122	(21)

General & administrative expenses:
Accounting fees	(478)	(582)	104
Legal & professional fees	(87)	(95)	8
Trustee fees	(517)	(530)	13
Corporate expenses	(461)	(360)	(101)
Total general & administrative expenses	(1,543)	(1,567)	24

Depreciation	(6,109)	(6,053)	(56)

Net income	6,713	4,131	2,582
Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,335)	280	(1,615)

Net Income attributable to common equity	$5,378	$4,411	$967

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial					Residential				Combined
	Years Ended					Years Ended				Years Ended
	October 31,			Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2011		2010	$	%	2011	2010	$	%	2011	2010
	(in thousands)					(in thousands)				(in thousands)
Rental income	$18,560		$18,634	$(74)	-0.4%	$19,398	$18,872	$526	2.8%	$37,958	$37,506
Reimbursements	5,374		5,923	(549)	-9.3%	—	—	—		5,374	5,923
Other	182		156	26	16.7%	326	258	68	26.4%	508	414
Total revenue	24,116		24,713	(597)	-2.4%	19,724	19,130	594	3.1%	43,840	43,843

Operating expenses	9,561		9,702	(141)	-1.5%	8,577	8,905	(328)	-3.7%	18,138	18,607
Net operating income	$14,555		$15,011	$(456)	-3.0%	$11,147	$10,225	$922	9.0%	25,702	25,236
Average
Occupancy %	89.6%	(1)	89.8%		-0.2%	95.2%	94.3%		0.9%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	242	240
Amortization of acquired leases	(25)	(30)
Investment income	101	122
General and administrative expenses	(1,543)	(1,567)
Depreciation	(6,109)	(6,053)
Financing costs	(11,655)	(13,817)
Net income	6,713	4,131
Net (income) loss attributable to noncontrolling interests	(1,335)	280
Net income attributable to common equity	$5,378	$4,411

(1)Represents average “economic” occupancy (based upon the payment of rent for leased space), as opposed to “physical” occupancy (based upon possession and use of leased space). Actual physical occupancy would be 87.9% for Fiscal 2011. This decrease in physical occupancy as compared to economic occupancy is primarily attributable to a vacancy at Westridge. Giant elected not to renew its lease for 55,330 sq ft at Westridge and vacated the space during May, 2011, but continued paying rent through October 31, 2011. (See discussion under the caption “Commercial Segment” below.)

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

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,139,000 sq. ft. of retail space and 138,000 sq. ft. of office space for Fiscal 2011. Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One is from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who has built and operates a bank branch on land FREIT owns in Rochelle Park, NJ.

As indicated in the table above under the caption “Segment Information”, total rental revenue and NOI from FREIT’s commercial segment for Fiscal 2011 decreased by 2.4% and 3.0%, respectively, as compared to Fiscal 2010. The primary reason for the decrease in revenue for Fiscal 2011 was lower expense reimbursements stemming from prior year common area maintenance adjustments recorded in Fiscal 2011, which also affected the reduction in NOI.

Although the U.S. economy has recovered from the recession, the rate of recovery has been much slower than anticipated. Forecasts for economic growth and job gains over the next year have been downsized, due in large part to the recent turbulence in the US and global markets. Retail sales over the past year have posted slight gains, although among retailers, results have been mixed. The biggest problem in our areas of operations continues to be unemployment, renewing consumers’ concerns about their jobs, resulting in a reluctance to increase spending. Exclusive of the Giant space that was vacated during May 2011 (see discussion below), tenant fall-out at our other properties has been minor, as average occupancy rates for Fiscal 2011 (exclusive of the Damascus Center, which is undergoing a major redevelopment project) decreased 0.2% from last year’s comparable period.

At Westridge Square, a major tenant, Giant, has elected not to extend its lease beyond October 31, 2011, and has vacated its space at the center during May 2011. However, Giant continued to pay monthly rent in accordance with its lease terms through October 31, 2011. FREIT is actively pursuing the re-leasing of the space vacated by Giant. It is FREIT’s intention to re-lease the space to a new tenant or tenants that will enhance the shopping experience at Westridge Square. However, the space will be vacant and no rent will be received from the space beginning on November 1, 2011 unless or until FREIT is able to re-lease the space, and it is occupied by a new tenant(s). Additionally, FREIT expects to incur leasing costs and tenant improvement costs associated with re-leasing the space. The vacancy will adversely affect FREIT’s operating results in fiscal 2012 depending upon the outcome and timing of FREIT’s re-leasing efforts for this space. The potential impact on FREIT’s per share earnings for Fiscal 2012 is estimated at approximately $0.10 per share assuming the vacant space is not leased for the entire year. Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project.

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximates $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase I began in June 2007, and was completed in June 2008, at a cost of approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprised the new Safeway supermarket, began in December 2008, and was completed in September 2009, at a cost of approximately $9.8 million. Phase III construction which began in June 2011, was substantially complete as of October 31, 2011, and was completed in November 2011, at a cost of approximately $6.4 million. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Total construction costs were funded from a $27.3 million construction loan entered into on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan was drawn upon as needed to fund construction costs at the Damascus Center. Because of this expansion, leases for certain tenants were allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of each of the three phases, certain tenant leases have been renewed and occupancy is beginning to increase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of October 31, 2011, we have incurred approximately $7.5 million for planning and feasibility studies, which have been capitalized in Construction in Progress (“CIP”). Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, total rental revenue and NOI from FREIT’s residential segment for Fiscal 2011 reflected increases of 3.1% and 9.0%, respectively, over Fiscal 2010. The increase in total revenue and NOI for Fiscal 2011 is primarily attributable to higher base rental income at many of our residential properties, overall lower operating costs for the current year, and a $235,000 insurance recovery relating to storm damages incurred and expensed last year at FREIT’s Pierre Towers apartment complex. The insurance recovery has been recorded as an offset within operating expenses. The positive operating results for Fiscal 2011 reflect the upward movement of occupancy levels, as evidenced by average occupancy increasing 0.9% as compared to Fiscal 2010.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2011 and Fiscal 2010 period were $1,577 and $1,551, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $203,000 and $193,000, respectively.

FREIT continues to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties continue to be classified as held for use as of October 31, 2011.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations and parking structure restoration) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. Through October 31, 2011, approximately $4.6 million was expended at The Pierre for these capital improvements, of which approximately $385,000 related to Fiscal 2011. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. We are also in the planning stages of a major parking structure restoration project at The Pierre, which is expected to be completed within the next 2 years, at an expected cost of approximately $1.5 - $2.5 million. These costs are being financed from operating cash flow and cash reserves.

FINANCING COSTS

Financing costs are summarized as follows:

	Years Ended
	October 31,
	2011	2010
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$8,697	$11,399	(2)
New (1)	1,093	36
2nd Mortgages
Existing	156	709	(2)
Variable rate mortgages:
Acquisition loan-Rotunda	775	798
Construction loan-Damascus	163	163
Other	461	383
	11,345	13,488
Amortization of Mortgage Costs	310	329
Financing costs expensed	$11,655	$13,817

(1) Mortgages not in place at beginning of Fiscal 2010.
(2) Includes prepayment penalties of $1,727 and $378 incurred in connection with the refinancing of Westwood Hills' 1st and 2nd mortgages, respectively.

Total financing costs for Fiscal 2011 decreased 15.6%, as compared to Fiscal 2010. The primary reason for the decrease was a $2.1 million prepayment penalty recorded in Fiscal 2010 (as discussed in footnote (2) above.).

INVESTMENT INCOME

Investment income for Fiscal 2011 decreased 17.2% to $101,000, as compared to the comparable prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest). The decrease in investment income was primarily attributable to lower interest income on the Company’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due to lower interest rates.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2011, G & A was $1,543,000, as compared to $1,567,000 for the prior year’s period. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees. The slight decrease for Fiscal 2011 was primarily attributable to decreased accounting fees, offset by an increase in office expense.

DEPRECIATION

Depreciation expense for Fiscal 2011 was $6,109,000, as compared to $6,053,000 for the prior year’s period. The increase was primarily attributable to current renovation and capitalized tenant improvements becoming operational in Fiscal 2011.

Results of Operations:

Fiscal Years Ended October 31, 2010 and 2009

Summary revenues and net income for Fiscal 2010 and the fiscal year ended October 31, 2009 (“Fiscal 2009”) are as follows:

	Years Ended October 31,
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

Total real estate revenue for Fiscal 2010 increased 3.8% to $44,053,000 compared to $42,422,000 for Fiscal 2009. Net Income-Common Equity for Fiscal 2010 was $4,411,000 ($0.64 per share basic) compared to $5,552,000 ($0.80 per share basic) for Fiscal 2009. Included in interest expense for Fiscal 2010 was a $2.1 million prepayment penalty related to the early extinguishment of debt and the subsequent debt refinancing at FREIT’s Westwood Hills property. The impact of the prepayment penalty on Net Income-Common Equity for Fiscal 2010 is $840,000 ($0.12 per share basic). The refinancing increased FREIT’s cash reserves by $2.2 million, reduces interest expense on the new loan from 6.6% (weighted-average) to 4.62%, and extends the maturity of the loan 7 years. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2010 and 2009:

NET INCOME COMPONENTS
	Years Ended
	October 31,
	2010	2009	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$15,221	$14,114	$1,107

Residential properties	10,225	10,708	(483)
Total income from real estate operations	25,446	24,822	624

Financing costs:
Fixed rate mortgages	(12,473)	(10,106)	(2,367)
Floating rate - Rotunda	(961)	(432)	(529)
Corporate interest-floating rate credit line	(383)	(310)	(73)
Total financing costs	(13,817)	(10,848)	(2,969)

Investment income	122	221	(99)

General & administrative expenses:
Accounting fees	(582)	(573)	(9)
Legal & professional fees	(95)	(114)	19
Trustee fees	(530)	(510)	(20)
Corporate expenses	(360)	(455)	95
Total general & administrative expenses	(1,567)	(1,652)	85

Depreciation:
Same properties (1)	(5,468)	(5,454)	(14)
Damascus center - Phase I becoming operational in Sept 2009	(585)	(416)	(169)
Total depreciation	(6,053)	(5,870)	(183)

Net income	4,131	6,673	(2,542)
Net loss (income) attributable to noncontrolling interests in subsidiaries	280	(1,121)	1,401

Net Income attributable to common equity	$4,411	$5,552	$(1,141)

(1) Properties operated since the beginning of Fiscal 2009

SEGMENT INFORMATION

The following table sets forth comparative operating data for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2010	2009	$	%	2010	2009	$	%	2010	2009
	(in thousands)				(in thousands)				(in thousands)
Rental income	$18,634	$17,687	$947	5.4%	$18,872	$18,781	$91	0.5%	$37,506	$36,468
Reimbursements	5,923	5,247	676	12.9%	—	—	—		5,923	5,247
Other	156	196	(40)	-20.4%	258	308	(50)	-16.2%	414	504
Total revenue	24,713	23,130	1,583	6.8%	19,130	19,089	41	0.2%	43,843	42,219

Operating expenses	9,702	9,219	483	5.2%	8,905	8,381	524	6.3%	18,607	17,600
Net operating income	$15,011	$13,911	$1,100	7.9%	$10,225	$10,708	$(483)	-4.5%	25,236	24,619
Average
Occupancy %	89.8%	89.3%		0.5%	94.3%	92.8%		1.5%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	240	238
Amortization of acquired leases	(30)	(35)
Investment income	122	221
General and administrative expenses	(1,567)	(1,652)
Depreciation	(6,053)	(5,870)
Financing costs	(13,817)	(10,848)
Net income	4,131	6,673
Net (income) loss attributable to noncontrolling interests	280	(1,121)
Net income attributable to common equity	$4,411	$5,552
29

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

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of Westridge located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. It is the intention of the Board to structure the sale as a like-kind exchange (Code Sec.1031), in order to defer the taxable income on the expected gain. The property is being actively marketed for sale. Due to current conditions in the commercial real estate market, it is not possible for management to estimate when a sale of the property will occur.

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

On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. The new mortgage bears interest at 4.62%, and is due November 1, 2020. Due to the early extinguishment of the original debt, prepayment penalties of $2.1 million were incurred, and reported as interest expense. After closing costs, FREIT netted approximately $5.6 million from this refinancing, of which $3.4 million was distributed to the noncontrolling interests of Westwood Hills, LLC. The refinancing increased FREIT’s cash reserves by $2.2 million, extends the maturity of the loan 7 years, and despite the increase in loan amount, the monthly debt service will decrease slightly as a result of the lower interest rate on the new loan.

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

FINANCING COSTS

Financing costs are summarized as follows:

	Years Ended
	October 31,
	2010		2009
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$10,172	(2)	$9,133
New (1)	1,263		291
2nd Mortgages
Existing	709	(2)	465
Variable rate mortgages:
Acquisition loan-Rotunda	798		531
Construction loan-Damascus	163		147
Other	383		310
	13,488		10,877
Amortization of Mortgage Costs	329		239
Total Financing Costs	13,817		11,116
Less amount capitalized	—		(268)
Financing costs expensed	$13,817		$10,848

(1) Mortgages not in place at beginning of Fiscal 2009
(2) Includes prepayment penalties of $1,727 and $378 incurred in connection with the refinancing of Westwood Hills' 1st and 2nd mortgages, respectively

Total financing costs before capitalized amounts for Fiscal 2010 increased 24.3%, over the prior year’s comparable period. This increase was primarily attributable to a $2.1 million prepayment penalty related to the early extinguishment of debt and the subsequent debt refinancing at the Company’s Westwood Hills property.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $14.8 million for Fiscal 2011 compared to $10.2 million for Fiscal 2010. We expect that cash provided by net operating income will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2011, we had cash and marketable securities totaling $6.3 million compared to $6.8 million at October 31, 2010.

On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. The new mortgage bears interest at 4.62%, and is due November 1, 2020. Due to the early extinguishment of the original debt, prepayment penalties of $2.1 million were incurred. After closing costs, FREIT netted approximately $5.6 million from this refinancing, of which $3.4 million was distributed to the noncontrolling interests of Westwood Hills, LLC. This refinancing added $2.2 million to FREIT’s cash reserves, extended the maturity of the loan 7 years, and despite the increase in loan amount, the monthly debt service will decrease slightly as a result of the lower interest rate on the new loan.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximate $22.7 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that was used to fund construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. It is FREIT’s intent to exercise the option to extend the loan until February 12, 2013. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of October 31, 2011, Damascus Centre, LLC drew down $11.8 million of this loan to cover construction costs. We expect this development project to add to revenues, income, cash flow, and shareholder value. (See discussion under Development Activities on page 25 for more detail regarding this redevelopment project.)

We are planning a major expansion at The Rotunda in Baltimore, MD that will require capital estimated at $200 million. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing. During Fiscal 2008, we substantially completed the planning and feasibility studies and expended approximately $7.5 million during this phase, which has been capitalized in CIP. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

As at October 31, 2011, FREIT’s aggregate outstanding mortgage debt was $203.3 million. This debt bears a weighted average interest rate of 5.35%. The mortgages, which have an average life of approximately 4.3 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ in Millions
2012	$11.8
2013	$27.1
2014	$12.1
2016	$24.5
2017	$22.0
2018	$5.0
2019	$45.2
2021	$19.1
2022	$14.4

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. FREIT believes that its debt service coverage ratio will meet the stipulated requirements, and, therefore, anticipates no additional principal payments will be required. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest.

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2011 and 2010:

(In Millions)	October 31, 2011	October 31, 2010
Fair Value	$213.9	$212.1
Carrying Value	$203.3	$204.6

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $9.4 million, and a 1% decrease would increase the fair value by $10.0 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of October 31, 2011, $18 million is available under the line of credit, and no amount is outstanding.

FREIT’s Board of Trustees has authorized management to pursue the sale of the Palisades Manor Apartments and the Grandview Apartments, which currently secure draws on FREIT’s credit line. When or if an agreement for the sale of either or both of these properties is entered into, these properties will have to be released as collateral for the credit line, and substitute collateral may be required.

FREIT’s total contractual obligations under its mortgage loan and construction contracts are as follows:

CONTRACTUAL OBLIGATIONS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$22,053	$3,132	$5,818	$5,408	$7,695
Balloon Payments	169,465	—	39,223	24,546	105,696
Total Long-Term Debt	191,518	3,132	45,041	29,954	113,391

Construction Loan (a)	11,757	11,757	—	—	—
Total Contractual Obligations	$203,275	$14,889	$45,041	$29,954	$113,391

(a) Represents draws on construction loan related to Damascus Center redevelopment project

Funds From Operations (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	For the Years Ended
	October 31,
	2011	2010	2009
	($ in thousands, except per share amounts)

Net income	$6,713	$4,131	$6,673
Depreciation	6,109	6,053	5,870
Amortization of deferred leasing costs	282	284	265
Deferred rents (Straight lining)	(242)	(240)	(238)
Amortization of acquired leases	25	30	35
Capital Improvements - Apartments	(474)	(363)	(204)
Distributions from operations to noncontrolling interests	(1,267)	(1,022)*	(926)

FFO	$11,146	$8,873	$11,475

Per Share - Basic	$1.61	$1.28	$1.65

Weighted Average Shares Outstanding:
Basic	6,942	6,942	6,944

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

	Fiscal Year Ended October 31,
	2011	2010	2009
First Quarter	$0.30	$0.30	$0.30
Second Quarter	$0.30	$0.30	$0.30
Third Quarter	$0.30	$0.30	$0.30
Fourth Quarter	$0.30	$0.30	$0.30
Total For Year	$1.20	$1.20	$1.20

		(in thousands of dollars)			Dividends
Fiscal	Per	Total	Ordinary	Taxable	as a % of
Year	Share	Dividends	Income	Income	Taxable Income
2011	$ 1.20	$ 8,330	$ 6,153	$ 6,153	135.4%
2010	$ 1.20	$ 8,331	$ 5,128	$ 5,128	162.5%
2009	$ 1.20	$ 8,331	$ 6,190	$ 6,190	134.6%

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

See “Liquidity and Capital Resources” and “Segment Information” in Item 7 above.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 39 of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2011. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2011, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2011. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2011 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey and Subsidiaries

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FREIT as of October 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended October 31, 2011 and the financial statement schedule listed in the index at item 15(c), and our report dated January 13, 2012 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ EisnerAmper LLP

New York, New York

January 13, 2012

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and “Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2012.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2012.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2012.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2012.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2012.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements:	Page

(i) Report of Independent Registered Public Accounting Firm	41

(ii) Consolidated Balance Sheets as of October 31, 2011 and 2010	42

(iii) Consolidated Statements of Income for the years ended October 31, 2011, 2010 and 2009 (iv) Consolidated Statements of Equity for the years ended October 31, 2011, 2010 and 2009	43 44
(v) Consolidated Statements of Cash Flows for the years ended October 31, 2011, 2010 and 2009	45

(vi) Notes to Consolidated Financial Statements	46

(b) Exhibits:

See Index to Exhibits.	59

(c) Financial Statement Schedule:

(i) XI - Real Estate and Accumulated Depreciation.	57/58

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 13, 2012	By: /s/ Robert S. Hekemian
Robert S. Hekemian, Chairman of the Board and Chief Executive Officer

By: /s/ Donald W. Barney
Donald W. Barney, President, Treasurer and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Robert S. Hekemian and Donald W. Barney his true and lawful attorney-in-fact and agent for him and in his name, place an stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date
/s/ Robert S. Hekemian	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Trustee	January 13, 2012
Robert S. Hekemian
/s/ Donald W. Barney	President, Treasurer, Chief Financial Officer (Principal Financial / Accounting Officer) and Trustee	January 13, 2012
Donald W. Barney
/s/ Herbert C. Klein	Trustee	January 13, 2012
Herbert C. Klein
/s/ Ronald J. Artinian	Trustee	January 13, 2012
Ronald J. Artinian
/s/ Alan L. Aufzien	Trustee	January 13, 2012
Alan L. Aufzien
/s/ Robert S. Hekemian, Jr.	Trustee	January 13, 2012
Robert S. Hekemian, Jr.
/s/ David F. McBride	Trustee	January 13, 2012
David F. McBride

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended October 31, 2011. Our audits also included the financial statement schedule listed in the index at item 15(c). The consolidated financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FREIT as of October 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the referred financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

January 13, 2012

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$211,393	$210,745
Construction in progress and pre-development costs	8,768	9,760
Cash and cash equivalents	6,317	6,769
Tenants' security accounts	1,860	2,005
Receivables arising from straight-lining of rents	4,255	4,014
Accounts receivable, net of allowance for doubtful accounts	1,029	1,858
Secured loans receivable	3,323	3,326
Prepaid expenses and other assets	3,501	3,264
Acquired over market leases and in-place lease costs	388	523
Deferred charges, net	2,386	2,864
Total Assets	$243,220	$245,128

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$203,275	$204,604
Deferred trustee compensation plan	5,667	4,733
Accounts payable and accrued expenses	4,000	2,187
Dividends payable	2,083	2,083
Tenants' security deposits	2,509	2,668
Acquired below market value leases and deferred revenue	3,036	3,319
Total Liabilities	220,570	219,594

Commitments and contingencies (Note 5)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(9,984)	(7,032)
Total Common Equity	13,850	16,802
Noncontrolling interests in subsidiaries	8,800	8,732
Total Equity	22,650	25,534
Total Liabilities and Equity	$243,220	$245,128

See Notes to Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2011	2010	2009
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$38,175	$37,716	$36,671
Reimbursements	5,374	5,923	5,247
Sundry income	508	414	504
Totals	44,057	44,053	42,422

Expenses:
Operating expenses	10,818	11,613	10,984
Management fees	1,950	1,941	1,870
Real estate taxes	6,913	6,620	6,398
Depreciation	6,109	6,053	5,870
Totals	25,790	26,227	25,122

Operating income	18,267	17,826	17,300

Investment income	101	122	221
Interest expense including amortization of
deferred financing costs, and in 2010, a prepayment penalty of $2.1 million	(11,655)	(13,817)	(10,848)
Net income	6,713	4,131	6,673
Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,335)	280	(1,121)
Net income attributable to common equity	$5,378	$4,411	$5,552

Earnings per share (attributable to common equity):
Basic	$0.77	$0.64	$0.80

Weighted average shares outstanding	6,942	6,942	6,944

See Notes to Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2008	$24,969	$(1,075)	$(333)	$23,561	$13,199	$36,760

Treasury Shares		(60)		(60)		(60)

Distributions to noncontrolling interests				—	(926)	(926)

Net income			5,552	5,552	1,121	6,673

Dividends declared ($1.20 per share)			(8,331)	(8,331)		(8,331)

Balance at October 31, 2009	24,969	(1,135)	(3,112)	20,722	13,394	34,116

Distributions to noncontrolling interests				—	(4,382)	(4,382)

Net income (loss)			4,411	4,411	(280)	4,131

Dividends declared ($1.20 per share)			(8,331)	(8,331)		(8,331)

Balance at October 31, 2010	24,969	(1,135)	(7,032)	16,802	8,732	25,534

Distributions to noncontrolling interests				—	(1,267)	(1,267)

Net income			5,378	5,378	1,335	6,713

Dividends declared ($1.20 per share)			(8,330)	(8,330)		(8,330)

Balance at October 31, 2011	$24,969	$(1,135)	$(9,984)	$13,850	$8,800	$22,650

See Notes to Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2011	2010	2009
	(In Thousands of Dollars)
Operating activities:
Net income	$6,713	$4,131	$6,673
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	6,109	6,053	5,870
Amortization	592	613	504
Net amortization of acquired leases	25	30	35
Changes in operating assets and liabilities:
Tenants' security accounts	145	142	230
Accounts and straight-line rents receivable, prepaid
expenses and other assets	296	(1,657)	(670)
Accounts payable, accrued expenses and deferred
trustee compensation plan	1,299	720	1,276
Tenants' security deposits	(159)	(179)	(214)
Deferred revenue	(219)	338	(344)
Net cash provided by operating activities	14,801	10,191	13,360
Investing activities:
Capital improvements - existing properties	(1,343)	(1,855)	(2,411)
Construction and pre-development costs	(2,781)*	(1,828)	(7,914)
Redemption of (investment in) US Treasury Bills	—	4,549	(4,549)
Net cash (used in) provided by investing activities	(4,124)	866	(14,874)
Financing activities:
Repayment of mortgages	(3,066)	(21,319)	(14,873)
Proceeds from mortgages and construction loans	1,574	23,500	24,522
Deferred financing costs	(40)	(507)	(259)
Repurchase of Company stock-Treasury shares	—	—	(60)
Dividends paid	(8,330)	(8,331)	(8,331)
Distributions from operations to noncontrolling interests	(1,267)	(1,022)	(926)
Distributions from loan refinancing to noncontrolling interests	—	(3,360)	—
Net cash (used in) provided by financing activities	(11,129)	(11,039)	73
Net (decrease) increase in cash and cash equivalents	(452)	18	(1,441)
Cash and cash equivalents, beginning of year	6,769	6,751	8,192
Cash and cash equivalents, end of year	$6,317	$6,769	$6,751

Supplemental disclosure of cash flow data:
Interest paid, including capitalized construction period interest of $268 in fiscal 2009. Included in interest for fiscal 2010 is $2,105 in prepayment penalties related to early extinguishment of debt	$10,721	$12,943	$10,421
Income taxes paid	$2	$—	$5
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs,
pre-development costs and interest	$2,651	$40	$2,465
Financing activities:
Dividends declared but not paid	$2,083	$2,083	$2,083

* Includes $1,000 that was incurred and accrued in fiscal 2009

See Notes to Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies:

Organization:

First Real Estate Investment Trust of New Jersey ("FREIT" or the “Company”) was organized on November 1, 1961 as a New Jersey Business Trust. FREIT is engaged in owning residential and commercial income producing properties located primarily in New Jersey, Maryland and New York.

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

Adopted and recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of this guidance is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of other comprehensive income (“OCI”) and its components in the financial statements. The new guidance only affects the presentation of OCI, and not the components that must be reported in OCI. The standard takes effect for public companies during the interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

FREIT adopted ASC 810-10 Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” effective November 1, 2009, and as required, has retrospectively applied the presentation and disclosure requirements to prior years presented in this Form 10-K.

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

(b)     In accordance with the provisions of ASC 810, FREIT is required to disclose the pro forma impact on its consolidated net income and earnings per share, had the requirements of ASC 810 not been applied for the current year. As such, FREIT’s pro forma consolidated net income attributable to common equity for the year-ended October 31, 2011 would have been $5,689,000 ($0.82 per share basic), due to the amendment of the Westwood Hills operating agreement, requiring the noncontrolling members to restore their negative capital accounts.

Principles of consolidation:

The Company is subject to ASC 810-10, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, issued in December 2003, as amended, which requires that a variable interest entity (“VIE”) be consolidated by the company that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

Cash and cash equivalents:

Financial instruments that potentially subject FREIT to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. FREIT maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed federally insured limits of $250,000.

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2011, 2010 and 2009, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $310,000, $329,000 and $239,000 in 2011, 2010 and 2009, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

Revenue recognition:

Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals and reimbursements based on such factors as percentage of tenants' sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to FREIT, when earned, or ratably over the appropriate period.

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $123,000, $163,000 and $156,000 in 2011, 2010 and 2009, respectively.

Stock-based compensation:

At October 31, 2011, FREIT has a stock-based employee compensation plan that was approved by the Board of Trustees, and is accounted for based on the grant-date fair value estimated in accordance with the provisions of ASC 718, which is described more fully in Note 8.

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

Acquired Over Market and Below Market Value Leases and In-Place Leases:

Capitalized above-market lease values are being amortized as a reduction of base rental revenue over the remaining term of the leases, and the capitalized below-market lease values are being amortized as an increase to base rental revenue over the remaining terms of the leases, including renewal options. The value ascribed to leases in place is being amortized over the weighted average remaining lease terms.

Comprehensive income:

Comprehensive income for the fiscal years ended October 31, 2011, 2010 and 2009 was $5,378,000, $4,411,000 and $5,552,000, respectively.

Reclassifications:

Certain accounts in the 2010 and 2009 consolidated financial statements and schedules have been reclassified to conform to the current presentation.

Note 2 – Planned dispositions:

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

On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge that it would not extend the term of its lease, which expired on October 31, 2011. FREIT will reevaluate its decision to market Westridge for sale in light of the Giant lease expiration.

On June 3, 2011, FREIT’s Board of Trustees authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties are classified as held for use as of October 31, 2011.

Note 3 - Real estate and equipment:

Real estate and equipment consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2011	2010
		(In thousands of dollars)
Land		$76,745	$76,684
Unimproved land		865	910
Apartment buildings	7-40 years	82,275	81,606
Commercial buildings/shopping centers	15-50 years	113,707	107,792
Equipment/Furniture	3-15 years	2,777	2,666
		276,369	269,658
Less accumulated depreciation		64,976	58,913
Totals		$211,393	$210,745

Note 4 – Mortgages, notes payable and credit line:

	October 31,
	2011	2010
	(In Thousands of Dollars)

Frederick, MD (A)	$22,000	$22,000
Rockaway, NJ (B)	19,197	19,546
Westwood, NJ (C)	8,307	8,563
Spring Lake Heights, NJ (D)	2,911	2,999
Patchogue, NY (E)	5,713	5,798
Wayne, NJ (F)	19,501	19,739
River Edge, NJ (G):
First mortgage	4,235	4,363
Second mortgage	1,617	1,674
Maywood, NJ (H):
First mortgage	3,073	3,165
Second mortgage	1,147	1,187
Westwood, NJ (I)	23,144	23,500
Wayne, NJ (J)	28,482	29,220
Hackensack, NJ (K)	32,901	33,410
Total fixed rate mortgage loans	172,228	175,164
Baltimore, MD (L)	19,290	19,420
Damascus, MD - Construction Loan (M)	11,757	10,020
Total mortgages and notes payable	$203,275	$204,604

(A)	Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $18,190,000 as of October 31, 2011.
(B)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $18,444,000 as of October 31, 2011.
(C)	Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $9,299,000 as of October 31, 2011.
(D)	Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Spring Lake Heights, New Jersey having a net book value of approximately $424,000 as of October 31, 2011.
(E)	Payable in monthly installments of $36,457 including interest at 6.125%, through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $7,823,000 as of October 31, 2011.
(F)	Payable in monthly installments of $121,100 including interest at 6.09%, through September 1, 2019 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,345,000 as of October 31, 2011.
49

(G)	The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,092,000 as of October 31, 2011.
(H)

The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $678,000 as of October 31, 2011.

(I)

On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. A $2.1 million prepayment penalty was incurred in connection with such refinancing. The new mortgage is payable in monthly installments of $120,752 including interest of 4.62%, through November 1, 2020, at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $11,052,000 as of October 31, 2011.

(J)	Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $28,893,000 as of October 31, 2011.
(K)	Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $41,914,000 as of October 31, 2011.
(L)	On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment may be required on February 1, 2012 in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. FREIT believes that its debt service coverage ratio will meet the stipulated requirements, and, therefore, anticipates no additional principal payments will be required. The loan represents the acquisition loan to Grande Rotunda, LLC; which was payable in monthly installments of interest only prior to the loan’s restructuring on February 1, 2010. The interest rate on the original loan varied from time-to-time based on the borrower’s election of 150 basis points over the various LIBOR, or the Lender’s prime rate. FREIT guarantees payment of up to 35% of the outstanding principal amount of the loan plus accrued interest if borrower defaults, however, Rotunda 100, LLC (a 40% joint venture partner in Grande Rotunda, LLC) has indemnified FREIT for up to 40% of any losses under its guaranty. The loan is secured by a mixed-use property in Baltimore, MD (FREIT’s Rotunda property), which has a net book value of approximately $39,605,000 as of October 31, 2011. As part of the restructured terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel.
(M)	On February 12, 2008, Damascus Second, LLC closed on a $27.3 million construction loan, secured by the Damascus Center owned by Damascus Centre, LLC located in Damascus, MD. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. It is the Company’s intent to exercise the option to extend the loan until February 12, 2013. Draws against this loan bear interest at a floating rate equal to 135 basis points over the BBA LIBOR daily floating rate. As a result of a revaluation of future funding needs of the redevelopment project, on May 6, 2010, Damascus Centre, LLC entered into a modification of its construction loan agreement, which reduced the amount of the construction loan facility from $27.3 million to $21.3 million. In addition, the construction completion due date was extended until November 1, 2011. All other terms of the construction loan remain unchanged. As of October 31, 2011, $11.8 million of this loan, which includes accrued interest, was drawn down to cover construction costs, and all construction was substantially completed as of this date. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs, if borrower defaults, however, Damascus 100, LLC (a 30% joint venture partner in Damascus Centre, LLC) has indemnified FREIT for up to 30% of any losses under its guaranty. The shopping center securing the loan has a net book value of approximately $29,222,000 as of October 31, 2011.

Fair Value of Long-Term Debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2011 and 2010:

	October 31,	October 31,
($ in Millions)	2011	2010
Fair Value	$213.9	$212.1

Carrying Value	$203.3	$204.6

Fair values are estimated based on market interest rates at October 31, 2011 and October 31, 2010 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

Principal amounts (in thousands of dollars) due under the above obligations (assuming no additional principal payment for the Rotunda) in each of the five years subsequent to October 31, 2011 are as follows:

Year Ending October 31,	Amount
2012	$14,889
2013	$30,231
2014	$14,810
2015	$2,836
2016	$27,118

Credit Line:

FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of October 31, 2011, $18 million is available under the line of credit, and no amount is outstanding.

FREIT’s Board of Trustees has authorized management to pursue the sale of the Palisades Manor Apartments and the Grandview Apartments, which currently secure draws on FREIT’s credit line. When or if an agreement for the sale of either or both of these properties is entered into, these properties will have to be released as collateral for the credit line, and substitute collateral may be required.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2011.

Note 5 - Commitments and contingencies:

Leases:

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $144 million at October 31, 2011 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2011 is as follows:

Year Ending October 31,	Amount
2012	$15,954
2013	14,161
2014	12,717
2015	10,515
2016	9,138
Thereafter	43,222
Total	$105,707

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2011 were not material.

Residential tenants:

Lease terms for residential tenants are usually one year or less.

Environmental concerns:

The Westwood Plaza Shopping Center property is in a Flood Hazard Zone. FREIT maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods.

In accordance with applicable regulations, FREIT reported to the NJDEP that a historical discharge of hazardous material was discovered in 1997 at the renovated Franklin Lakes shopping center (the "Center").

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

The seller of the Preakness shopping center to Wayne PSC is in the process of performing the remedial work in accordance with the requirements of the NJDEP. Additionally, the seller has escrowed the estimated cost of the remediation and has purchased a cap-cost insurance policy covering any expenses over and above the estimated cost.

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

Construction activities:

A modernization and expansion has been completed at the Damascus Center. Total construction costs, inclusive of tenant improvement costs, approximates $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase I began in June 2007, and was completed in June 2008, at a cost of approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprised a new Safeway supermarket, began in December 2008, and was completed in September 2009, at a cost of approximately $9.8 million. Phase III construction which began in June 2011, was substantially complete as of October 31, 2011, and was completed in November 2011, at a cost of approximately $6.4 million. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Total construction costs were funded from a $27.3 million construction loan entered into on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. The construction loan is secured by the Damascus Center owned by Damascus Centre, LLC. This loan was drawn upon as needed to fund already expended construction costs at the Damascus Center. Because of this expansion, leases for certain tenants were allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of each of the three phases, certain tenant leases have been renewed and occupancy is beginning to increase.

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

Note 6 - Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT and Hekemian & Co., Inc. (“Hekemian”) executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement renewed on November 1, 2011 for a two-year term which will expire on October 31, 2013. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal.

Pursuant to the terms of the Management Agreement: FREIT retains Hekemian as the exclusive management and leasing agent for properties which FREIT owned as of April 2002 and for the Preakness Shopping Center acquired on November 1, 2002 by Wayne PSC. However, FREIT may retain other managing agents to manage certain other properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive advisor for FREIT to locate and recommend to FREIT investments, which Hekemian deems suitable for FREIT, and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Hekemian currently manages all the properties owned by FREIT, except for the Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,802,000, $1,791,000 and $1,723,000 in 2011, 2010 and 2009, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $326,000, $352,000 and $427,000 in 2011, 2010 and 2009, respectively.

Total Hekemian management fees that were unpaid at October 31, 2011 and 2010 were $145,000 and $146,000, respectively. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $97,000, $102,000 and $110,000 in fiscal 2011, 2010 and 2009, respectively.

Grande Rotunda, LLC (“Grande Rotunda”) owns and operates the Rotunda. FREIT owns a 60% equity interest in Grande Rotunda, and Rotunda 100, LLC owns a 40% equity interest.

Damascus Centre, LLC owns and operates the Damascus Center. During fiscal 2005, FREIT’s Board of Trustees authorized an investor group, Damascus 100, LLC, to acquire a 30% equity interest in Damascus Centre, LLC. The sale price, based on the fair market value of the shopping center, reduced FREIT’s equity interest to 70%. The sale was completed on October 31, 2006, at a sales price of $3,224,000, of which FREIT financed approximately $1,451,000. The sale price was equivalent to the book value of the interest sold.

The equity owners of Rotunda 100, LLC, and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances are in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100, LLC and Damascus 100, LLC, and are full recourse loans. Interest only payments are required to be made quarterly. No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus Centre, LLC and Grande Rotunda. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes mature at the earlier of (a) ten (10) years after issue (Grande Rotunda – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. The aggregate outstanding principal balance of the notes at October 31, 2011 and 2010 was $3,323,000. The accrued but unpaid interest related to these notes for Fiscal 2011 and Fiscal 2010 amounted to approximately $310,000 and $221,000, respectively. On May 8, 2008, FREIT’s Board of Trustees approved amendments to the existing loan agreements with the Hekemian employees, relative to their interests in Rotunda 100, LLC, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees approved development fee arrangements for the Rotunda and Damascus Center redevelopment projects, as well as the South Brunswick development project. In connection with the development activities at the Rotunda and the redevelopment activities at the Damascus Center, definitive contract agreements for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly-owned subsidiary of Hekemian, have been approved and executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $136 million (as may be modified), and the fee for the redevelopment of the Damascus Center will be an amount equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). During Fiscal 2011 and Fiscal 2010, FREIT paid $1,000,000 in each year to Resources, relating to fees incurred in Fiscal 2009 for development activities at the Rotunda. Also during Fiscal 2011, FREIT incurred fees payable to Resources of $236,190 for development activities at the Damascus Center. During Fiscal 2009, FREIT incurred fees payable to Resources of $2,000,000 for development activities at the Rotunda, and incurred and paid $226,769 for development activities at the Damascus Center. During Fiscal 2008, FREIT incurred and paid fees to Resources of $1,000,000 and $750,066 for development activities at the Rotunda and Damascus Center, respectively. These fees have been capitalized and accordingly are included in Construction in Progress or Real Estate on FREIT’s Consolidated Balance Sheet as of October 31, 2011 and 2010. Resources, Rotunda 100, LLC, and Damascus 100, LLC are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for Fiscal 2011, 2010 and 2009 was approximately $494,000, $455,000 and $414,000, respectively, for Robert S. Hekemian, and $36,000, $34,000 and $29,000, respectively, for Robert S. Hekemian, Jr. The members of the Hekemian family have majority management control of these entities. In connection with the development activities at South Brunswick, the fees with respect to this project are 7% of development costs of up to $21,000,000 (as may be modified). A definitive contract regarding the specific services to be provided at the South Brunswick project (a contemplated development site owned by FREIT) has not yet been finalized and approved. Development and acquisition fees and commissions charged to FREIT for various mortgage refinancings, amounted to approximately $0, $118,000 and $100,000 in Fiscal 2011, 2010 and 2009, respectively.

Note 7- Dividends and earnings per share:

FREIT declared dividends of $8,330,000 ($1.20 per share), $8,331,000 ($1.20 per share) and $8,331,000 ($1.20 per share) to shareholders of record during Fiscal 2011, 2010 and 2009, respectively.

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares which would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants had been issued during the period.

Since FREIT does not have any dilutive securities, only basic earnings per share is presented for the fiscal years ended October 31, 2011, 2010 and 2009.

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

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. As of October 31, 2011, 466,000 shares are available for issuance under the Plan.

The following table summarizes stock option activities:

	Years Ended October 31,
	2011		2010		2009
	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price	No. of Options Outstanding	Average Exercise Price
Balance beginning of period	0	$—	0	$—	0	$—
Options exercised	—	—	—	—	—	—
Options cancelled	—		—		—
Balance at end of period	0	$—	0	$—	0	$—

There were no options outstanding at October 31, 2011 and October 31, 2010, since all previously granted options expired in September 2008 or were exercised prior to that date. The total intrinsic value of options exercised during Fiscal 2008 was $3,650,000.

Note 9- Deferred fee plan:

During fiscal 2001, the Board of Trustees adopted a deferred fee plan for its officers and trustees, which was amended and restated in fiscal 2009 to make the deferred fee plan compliant with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder (the "Deferred Fee Plan"). Pursuant to the Deferred Fee Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. These fees include annual retainer and meeting attendance fees as determined by the full Board of Trustees. FREIT has agreed to pay any participant (the "Participant") in the Deferred Fee Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee. The Deferred Fee Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. Trustee fee expense (including interest) for each of the years ended October 31, 2011, 2010 and 2009 was $978,000, $911,000, and $820,000, respectively. As of October 31, 2011 and 2010, approximately $3,749,000 and $3,333,000, respectively, of fees have been deferred together with accrued interest of approximately $1,918,000 and $1,457,000, respectively.

Note 10- Segment information:

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants and are managed separately because each requires different operating strategies and management expertise.

The commercial and residential segments were comprised of ten and nine properties, respectively, during the three fiscal years ended October 31, 2011, 2010 and 2009.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income for each of the years in the three-year period ended October 31, 2011. Asset information is not reported since FREIT does not use this measure to assess performance.

	October 31,
	2011	2010	2009
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$24,116	$24,713	$23,130
Residential	19,724	19,130	19,089
Totals	43,840	43,843	42,219

Real estate operating expenses:
Commercial	9,561	9,702	9,219
Residential	8,577	8,905	8,381
Totals	18,138	18,607	17,600

Net operating income:
Commercial	14,555	15,011	13,911
Residential	11,147	10,225	10,708
Totals	$25,702	$25,236	$24,619

Recurring capital improvements-
residential	$474	$363	$204

Reconciliation to consolidated net
income-common equity:
Segment NOI	$25,702	$25,236	$24,619
Deferred rents - straight lining	242	240	238
Amortization of acquired above and below
market value leases	(25)	(30)	(35)
Net investment income	101	122	221
General and administrative expenses	(1,543)	(1,567)	(1,652)
Depreciation	(6,109)	(6,053)	(5,870)
Financing costs	(11,655)	(13,817)	(10,848)
Net income	6,713	4,131	6,673
Net loss (income) attributable to noncontrolling interests in subsidiaries	(1,335)	280	(1,121)
Net income attributable to common equity	$5,378	$4,411	$5,552

Note 11- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2011 and 2010 (in thousands, except per share amounts):

	Quarter Ended
2011:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$10,890	10,989	10,960	11,319
Expenses	9,530	9,296	9,126	9,493
Net income	1,360	1,693	1,834	1,826
Net income attributable to noncontrolling interests in subsidiaries	(341)	(373)	(329)	(292)
Net income attributable to common equity	$1,019	$1,320	$1,505	$1,534

Basic earnings per share	$0.15	$0.19	$0.22	$0.22
Dividends declared per share	$0.30	$0.30	$0.30	$0.30

	Quarter Ended
2010:	Jan 31,	Apr 30,	Jul 31,	Oct 31,
Revenue	$10,885	11,390	10,876	11,024
Expenses	9,432	9,960	9,338	11,314
Net income (loss)	1,453	1,430	1,538	(290)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(281)	(300)	(162)	1,023	*
Net income attributable to common equity	$1,172	$1,130	$1,376	$733

Basic earnings per share	$0.17	$0.16	$0.20	$0.11
Dividends declared per share	$0.30	$0.30	$0.30	$0.30
* Includes a prepayment penalty of $1.3 million allocated to the noncontrolling interest.

Note: Due to rounding, total of quarterly per share amounts may not agree to amounts reported for the full fiscal year.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2011

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E				Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
														Life on
			Buildings						Buildings					Which De-
	Encum-		and		Improve-	Carrying			and		Accumulated	Date of	Date	preciation
Description	brances	Land	Improvements	Land	ments	Costs	Land		Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Grandview Apts., Hasbrouck
Heights, NJ	—	$22	$180	$—	$346		$22		$526	$548	$427	1925	1964	7-40 years
Hammel Gardens, Maywood, NJ	$4,220	312	728	—	1,063		312		1,791	2,103	1,425	1949	1972	7-40 years
Palisades Manor, Palisades
Park, NJ	—	12	81	—	138		12		219	231	178	1935/70	1962	7-40 years
Steuben Arms, River Edge, NJ	5,852	364	1,773	—	1,392		364		3,165	3,529	2,437	1966	1975	7-40 years
Heights Manor, Spring Lake
Heights, NJ	2,911	109	974	—	872		109		1,846	1,955	1,531	1967	1971	7-40 years
Berdan Court, Wayne, NJ	19,501	250	2,206	—	3,411		250		5,617	5,867	4,522	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	23,144	3,849	11,546	—	2,089		3,849		13,635	17,484	6,431	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	32,901	8,390	37,486	19	4,613		8,409		42,099	50,508	8,594	1970	2004	7-40 years
Boulders - Rockaway, NJ	19,197	1,683		3,335	16,189		5,018		16,189	21,207	2,764	2005-2006	1963/1964	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	11,757	2,950	6,987	6,296	14,633		9,246		21,620	30,866	1,644	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ	—	29		3,382	7,799		3,411		7,799	11,210	3,016	1963/75/97	1966	10-50 years
Glen Rock, NJ	—	12	36	—	213		12		249	261	172	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,713	2,128	8,818	—	(21)		2,128		8,797	10,925	3,102	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	(1)	2,719		9,134		21,878	31,012	12,822	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	8,307	6,889	6,416	—	2,417		6,889		8,833	15,722	6,423	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	28,482	9,280	24,217	—	1,480		9,280		25,697	34,977	6,370	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	19,290	16,263	14,634	232	11,457		16,495		26,091	42,586	2,981	1920	2005	40 years

Land Leased:
Rockaway, NJ		114		51	—		165			165	—		1963/1964
Rochelle Park, NJ		1,640	905	—	—		1,640		905	2,545	137		2007
Vacant Land:				`
Franklin Lakes, NJ		224		(156)	—		68			68	—		1966/93
Wayne, NJ		286			—		286			286	—		2002
South Brunswick, NJ		80		1,002	—		1,082	*		1,082	—		1964

	$203,275	$64,021	$136,146	$14,160	$70,810	$—	$78,181		$206,956	$285,137	$64,976

* Included in land balances are improvements classified under construction in progress

(1) Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C and The Rotunda, whose cost for Federal income tax purposes is approximately $38.0 million, $35.2 million and $33.1 million, respectively

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2011	2010	2009

Real estate:
Balance, Beginning of year	$279,418	$276,869	$265,040

Additions:
Buildings and improvements	5,719	2,549	12,789

Adjustments/Deletions - buildings & improvements	—	—	(960)

Balance, end of year	$285,137	$279,418	$276,869

Accumulated depreciation:
Balance, beginning of year	$58,913	$52,892	$48,027

Additions - Charged to operating expenses	6,109	6,053	5,870

Adjustments/Deletions	(46)	(32)	(1,005)

Balance, end of year	$64,976	$58,913	$52,892

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3	Amended and Restated Declaration of Trust of FREIT, as further amended on January 21, 2004, May 15, 2007, and March 4, 2008. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (Incorporated by reference to Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998)
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101	The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of equity; (iv) consolidated statements of cash flows; and (v) notes to consolidated financial statements.

