Form 10-Q
period 2012-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2012-03-12
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

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

Yes ☐ No ☒

As of March 12, 2012, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2012	2011
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$211,258	$211,393
Construction in progress	8,760	8,768
Cash and cash equivalents	6,454	6,317
Tenants' security accounts	1,853	1,860
Receivables arising from straight-lining of rents	4,249	4,255
Accounts receivable, net of allowance for doubtful accounts	941	1,029
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	3,127	3,501
Acquired over market leases and in-place lease costs	375	388
Deferred charges, net	2,229	2,386
Total Assets	$242,569	$243,220

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$204,569	$203,275
Deferred trustee compensation plan	5,916	5,667
Accounts payable and accrued expenses	2,680	4,000
Dividends payable	2,083	2,083
Tenants' security deposits	2,527	2,509
Acquired below market value leases and deferred revenue	2,862	3,036
Total liabilities	220,637	220,570

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value: 8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(10,874)	(9,984)
Total common equity	12,960	13,850
Noncontrolling interests in subsidiaries	8,972	8,800
Total equity	21,932	22,650
Total Liabilities & Equity	$242,569	$243,220

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2012 AND 2011

(Unaudited)

	Three Months Ended
	January 31,
	2012	2011
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$9,502	$9,517
Reimbursements	1,457	1,222
Sundry income	121	122
Totals	11,080	10,861

Expenses:
Operating expenses	2,747	2,917
Management fees	497	490
Real estate taxes	1,902	1,686
Depreciation	1,531	1,511
Totals	6,677	6,604

Operating income	4,403	4,257

Investment income	24	29
Interest expense including amortization of deferred financing costs	(2,865)	(2,926)
Net income	1,562	1,360
Net income attributable to noncontrolling interests in subsidiaries	(369)	(341)
Net income attributable to common equity	$1,193	$1,019

Earnings per share (attributable to common equity):
Basic	$0.17	$0.15

Weighted average shares outstanding:
Basic	6,942	6,942

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2012

(Unaudited)

	Common Equity
			Dividends
			in
	Shares of	Treasury	Excess	Total
	Beneficial	Shares at	of Net	Common	Noncontrolling	Total
	Interest	Cost	Income	Equity	Interests	Equity
	(In Thousands of Dollars)

Balance at October 31, 2011	$24,969	$(1,135)	$(9,984)	$13,850	$8,800	$22,650

Distributions to noncontrolling interests				—	(197)	(197)

Net income			1,193	1,193	369	1,562

Dividends declared ($0.30 per share)			(2,083)	(2,083)		(2,083)

Balance at January 31, 2012	$24,969	$(1,135)	$(10,874)	$12,960	$8,972	$21,932

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2012 AND 2011

(Unaudited)

	Three Months Ended January 31,
	2012	2011
	(In Thousands of Dollars)
Operating activities:
Net income	$1,562	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,531	1,511
Amortization	148	144
Net amortization of acquired leases	(9)	6
Changes in operating assets and liabilities:
Tenants’ security accounts	7	69
Accounts and straight-line rents receivable, prepaid expenses and other assets	397	918
Accounts payable, accrued expenses and deferred trustee compensation plan	157	398
Tenants' security deposits	18	(90)
Deferred revenue	(158)	61
Net cash provided by operating activities	3,653	4,377
Investing activities:
Capital improvements - existing properties	(2,472)	(469)
Construction and pre-development costs	(6)	(1,000)*
Net cash used in investing activities	(2,478)	(1,469)
Financing activities:
Repayment of mortgages	(778)	(747)
Proceeds from construction loans	2,021	—
Deferred financing costs	(1)	—
Dividends paid	(2,083)	(2,083)
Distributions to noncontrolling interests	(197)	(282)
Net cash used in financing activities	(1,038)	(3,112)
Net increase (decrease) in cash and cash equivalents	137	(204)
Cash and cash equivalents, beginning of period	6,317	6,769
Cash and cash equivalents, end of period	$6,454	$6,565

Supplemental disclosure of cash flow data:
Interest paid	$2,597	$2,702
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$1,064	$54
Financing activities:
Dividends declared but not paid	$2,083	$2,083

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

The consolidated results of operations for the three-month period ended January 31, 2012 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2011 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

Adopted and recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of this guidance is not expected to have any impact on our financial statements.

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

Note 4 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains nine (9) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the three-month period ended January 31, 2012 and 2011. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended January 31,
	2012	2011
	(In thousands)
Real estate rental revenue:
Commercial	$6,092	$5,936
Residential	4,986	4,877
Totals	11,078	10,813
Real estate operating expenses:
Commercial	2,525	2,546
Residential	2,252	2,154
Totals	4,777	4,700
Net operating income:
Commercial	3,567	3,390
Residential	2,734	2,723
Totals	$6,301	$6,113

Recurring capital improvements-residential	$202	$84

Reconciliation to consolidated net income:
Segment NOI	$6,301	$6,113
Deferred rents - straight lining	(7)	54
Amortization of acquired leases	9	(6)
Investment income	24	29
General and administrative expenses	(369)	(393)
Depreciation	(1,531)	(1,511)
Financing costs	(2,865)	(2,926)
Net income	1,562	1,360
Net income attributable to noncontrolling interests	(369)	(341)
Net income attributable to common equity	$1,193	$1,019

Note 5 – Planned asset dispositions:

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of the 256,620 sq. ft. Westridge Square Shopping Center (“Westridge”) located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge, that it would not extend the term of its lease, which expired on October 31, 2011. As a result, FREIT halted its efforts to sell Westridge and will reconsider its decision to market Westridge for sale when the space is re-leased.

On June 3, 2011, FREIT’s Board of Trustees authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties are classified as held for use as of January 31, 2012.

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $466,000 and $456,000 for the three-months ended January 31, 2012 and 2011, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $111,000 and $68,000 for the three-months ended January 31, 2012 and 2011, respectively. The increase in fees for the Current Quarter was primarily attributable to leasing commissions paid to Hekemian. The management agreement expires on October 31, 2013, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $37,000 and $28,000 for the three-months ended January 31, 2012 and 2011, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees paid to Hekemian during the three-months ended January 31, 2012 and 2011 were $236,000 and 0, respectively. Fees paid in the Current Quarter relate to services performed with regards to the Damascus development project.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three-months ended January 31, 2012 and 2011 was approximately $132,000 and $120,000, respectively for Mr. Robert S. Hekemian and $10,000 and $8,000, respectively for Mr. Robert S. Hekemian, Jr.

Note 7 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2012 and October 31, 2011:

	January 31,	October 31,
(In millions)	2012	2011
Fair Value	$218.0	$213.9
Carrying Value	$204.6	$203.3

Fair values are estimated based on market interest rates at January 31, 2012 and October 31, 2011 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

Note 8 – Subsequent event:

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of First Real Estate Investment Trust of New Jersey, entered into a lease termination agreement (“Agreement”) with Giant of Maryland LLC (“Giant”), the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035 (“Outside Extension Date”), (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party.

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

OVERVIEW

FREIT is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties. Our properties are primarily located in northern New Jersey and Maryland. We acquire existing properties for investment. We also acquire properties, which we feel have redevelopment potential, and make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, have been applied consistently as at January 31, 2012 and October 31, 2011, and for the three-months ended January 31, 2012 and 2011. We believe that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

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

Adopted and recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of this guidance is not expected to have any impact on our financial statements.

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

RESULTS OF OPERATIONS

Total Real Estate revenue for the three months ended January 31, 2012 (“Current Quarter”) increased 2.0% to $11,080,000 compared to $10,861,000 for the three months ended January 31, 2011 (“Prior Year’s Quarter”). Net income attributable to common equity (“Net income-common equity”) for the Current Quarter was $1,193,000 ($0.17 per share basic) compared to $1,019,000 ($0.15 per share basic) for the Prior Year’s Quarter. The positive increase in total revenue and net income-common equity for the Current Quarter was primarily attributable to higher revenue at FREIT’s residential and commercial operations.

The schedule below provides a detailed analysis of the major changes that impacted net income–common equity for the three months ended January 31, 2012 and 2011:

NET INCOME COMPONENTS
	Three Months Ended January 31,
	2012	2011	Change
	(In thousands)
Income from real estate operations:
Commercial properties	$3,569	$3,438	$131

Residential properties	2,734	2,723	11
Total income from real estate operations	6,303	6,161	142

Financing costs:
Fixed rate mortgages	(2,660)	(2,673)	13
Floating rate - Rotunda & Damascus	(205)	(253)	48
Total financing costs	(2,865)	(2,926)	61

Investment income	24	29	(5)

General & administrative expenses:
Accounting fees	(119)	(137)	18
Legal & professional fees	(5)	(17)	12
Trustee fees	(132)	(127)	(5)
Corporate expenses	(113)	(112)	(1)
Total general & administrative expenses	(369)	(393)	24

Depreciation	(1,531)	(1,511)	(20)
Net income	1,562	1,360	202
Net income attributable to noncontrolling interests in subsidiaries	(369)	(341)	(28)
Net Income attributable to common equity	$1,193	$1,019	$174

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year.

SEGMENT INFORMATION

The following table sets forth comparative net operating income (“NOI”) data, which is a Non-GAAP financial measure, for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Quarter, as compared to the prior year’s comparable period:

	Commercial				Residential				Combined
	Three Months Ended		Increase		Three Months Ended		Increase		Three Months Ended
	January 31,		(Decrease)		January 31,		(Decrease)		January 31,
	2012	2011	$	%	2012	2011	$	%	2012	2011
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,590	$4,660	$(70)	-1.5%	$4,910	$4,809	$101	2.1%	$9,500	$9,469
Reimbursements	1,457	1,222	235	19.2%	—	—	—		1,457	1,222
Other	45	54	(9)	-16.7%	76	68	8	11.8%	121	122
Total revenue	6,092	5,936	156	2.6%	4,986	4,877	109	2.2%	11,078	10,813

Operating expenses	2,525	2,546	(21)	-0.8%	2,252	2,154	98	4.5%	4,777	4,700
Net operating income	$3,567	$3,390	$177	5.2%	$2,734	$2,723	$11	0.4%	6,301	6,113
Average
Occupancy %	85.9%	89.7%		-3.8%	95.1%	94.5%		0.6%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					(7)	54
				Amortization of acquired leases					9	(6)
				Investment income					24	29
				General and administrative expenses					(369)	(393)
				Depreciation					(1,531)	(1,511)
				Financing costs					(2,865)	(2,926)
				Net income					1,562	1,360
				Net income attributable to noncontrolling interests					(369)	(341)
				Net income attributable to common equity					$1,193	$1,019

NOI is based on operating revenue and expenses, directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

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

As indicated in the table above under the caption “Segment Information”, total rental revenue and NOI from FREIT’s commercial segment for the Current Quarter increased by 2.6% and 5.2%, respectively, as compared to the Prior Year’s Quarter. The primary reasons for the increase in revenue and NOI were higher expense reimbursements for the Current Quarter, since the Prior Year’s Quarter included common area maintenance adjustments related to Fiscal 2010.

We expect the fragile US recovery to grind along during 2012, and retail sales to continue to show slight improvement. Exclusive of the Giant space at the Westridge Square shopping center, which was vacated during May 2011 (see discussion below), tenant fall-out at our other properties has been minor, as average occupancy rates for the Current Quarter decreased 3.8% from last year’s comparable period.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of First Real Estate Investment Trust of New Jersey entered into a lease termination agreement (“Agreement”) with Giant of Maryland LLC (“Giant”), the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035 (“Outside Extension Date”), (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. On a positive note, the Giant lease termination actually benefits the planned redevelopment at the Rotunda shopping center, by eliminating a costly component of the project, specifically the construction of a lower level Giant supermarket which would be a very costly space to build. In addition, the Giant lease contained strong restrictions on Grande’s ability to make modifications to the property. This positive development clears the way for Grande to move forward with the redevelopment planning for this property.

At Westridge Square, a major tenant, Giant, elected not to extend its lease beyond October 31, 2011, and has vacated its space at the center during May 2011. However, Giant continued to pay monthly rent in accordance with its lease terms through October 31, 2011. FREIT is actively pursuing the re-leasing of the space vacated by Giant. It is FREIT’s intention to re-lease the space to a new tenant or tenants that will enhance the shopping experience at Westridge Square. However, no rent has been generated from the space as of November 1, 2011, and no rent will be generated from the space unless or until FREIT is able to re-lease the space, and it is occupied by a new tenant(s). Additionally, FREIT expects to incur leasing costs and tenant improvement costs associated with re-leasing the space. This vacancy has adversely affected Westridge Square’s operating results for the Current Quarter, resulting in a 20% reduction in Westridge Square’s revenue for the Current Quarter. The potential impact on FREIT’s per share earnings for Fiscal 2012 is estimated at approximately $0.10 per share assuming the vacant space is not leased for the entire year.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project.

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase III construction began in June 2011, and was completed in November 2011. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Total construction costs were funded from a $21.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan was drawn upon as needed to fund construction costs at the Damascus Center. Because of this expansion, leases for certain tenants were allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of each of the three phases of construction, certain tenant leases have been renewed and occupancy is beginning to increase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of January 31, 2012, we have incurred approximately $7.5 million for planning and feasibility studies, which have been capitalized in Construction in Progress (“CIP”). Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, total rental revenue and NOI from FREIT’s residential segment for the Current Quarter reflected increases of 2.2% and 0.4%, respectively, over the Prior Year’s Quarter. The increase in total revenue and NOI for the Current Quarter is primarily attributable to higher base rental income at many of our residential properties. For the Current Quarter, average occupancy was at 95.1%, a 0.6% increase over the Prior Year’s Quarter. After adjusting operating expenses for the Prior Year’s Quarter by adding back the $207,000 insurance recovery related to storm damages incurred during 2010 and received in last year’s first quarter, operating expenses for the Current Quarter would have been $109,000 lower than the Prior Year’s Quarter. Most of this decrease is attributable to the mild winter experienced in the northeast resulting in lower utility and snow removal expenses.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and Prior Year’s Quarter were $1,583 and $1,560, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $204,000 and $193,000, respectively.

FREIT continues to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties continue to be classified as held for use as of January 31, 2012.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations and parking structure restoration) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of January 31, 2012, approximately $4.6 million was expended at The Pierre for these capital improvements, of which $22,000 relates to the Current Quarter. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. We are also in the planning stages of a major parking structure restoration project at The Pierre, which is expected to be completed within the next 2 years, at an expected cost of approximately $1.5 - $2.5 million. These costs will be financed from operating cash flow and cash reserves.

FINANCING COSTS

	Three Months Ended January 31,
	2012	2011
	(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$2,428	$2,465
2nd Mortgages
Existing	38	40
Variable rate mortgages:
Acquisition loan-Rotunda	131	198
Construction loan-Damascus	51	41
Other	130	109
	2,778	2,853
Amortization of Mortgage Costs	87	73
Financing costs expensed	$2,865	$2,926

Total financing costs, for the Current Quarter decreased 2.1%, compared to the prior year’s comparable period.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $369,000, as compared to $393,000 for the Prior Year’s Quarter. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $256,000 for the Current Quarter, as compared to $281,000 for the prior year’s comparable period.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $1,531,000, as compared to $1,511,000 for the Prior Year’s Quarter. The increase was primarily attributable to depreciation related to the Phase III portion of the Damascus redevelopment project becoming operational.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.7 million for the Current Quarter compared to $4.4 million for the Prior Year’s Quarter. We expect that cash provided by operating activities will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2012, FREIT had cash and cash equivalents totaling $6.5 million, compared to $6.3 million at October 31, 2011.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of January 31, 2012, $18 million is available under the line of credit, and no amount is outstanding.

The redevelopment project at the Damascus Center has been completed. The total capital required for this project was estimated at $22.7 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. On February 8, 2012, FREIT exercised its option to extend the loan 12 months. The construction loan is now due February 8, 2013. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of January 31, 2012, the outstanding balance on the construction loan is $13.8 million. We expect this development project to add to revenues, income, cash flow, and shareholder value.

At January 31, 2012, FREIT’s aggregate outstanding mortgage debt was $204.6 million and bears a weighted average interest rate of 5.26%, and an average life of approximately 4.1 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2013	2014	2016	2017	2018	2019	2021	2022
(In millions)
Mortgage “Balloon” Payments	$40.9	$12.1	$24.5	$22.0	$5.0	$45.2	$19.1	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2012 and October 31, 2011:

	January 31,	October 31,
(In millions)	2012	2011
Fair Value	$218.0	$213.9
Carrying Value	$204.6	$203.3

Fair values are estimated based on market interest rates at January 31, 2012 and October 31, 2011 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2012, a 1% interest rate increase would reduce the fair value of our debt by $9.3 million, and a 1% decrease would increase the fair value by $9.9 million.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment of $110,000 was required on February 1, 2012 in order to reduce the loan to achieve the stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $33.1 million in floating rate loans outstanding, of which $19.3 million relates to the acquisition loan for The Rotunda and $13.8 million relates to the construction loan for the Damascus Center redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $331,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO, which is a non-GAAP financial measure, as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Three Months Ended January 31,
	2012	2011
	(In thousands, except per share)

Net income	$1,562	$1,360
Depreciation	1,531	1,511
Amortization of deferred leasing costs	61	71
Deferred rents (Straight lining)	7	(54)
Amortization of acquired leases	(9)	6
Capital Improvements - Apartments	(202)	(84)
Distributions to noncontrolling interests	(197)	(282)
FFO	$2,753	$2,528

Per Share - Basic	$0.40	$0.36

Weighted Average Shares Outstanding	6,942	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective. There has been no change in FREIT’s internal control over financial reporting during the three months ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2011, that was filed with the Securities and Exchange Commission on January 13, 2012.

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

Date: March 12, 2012

/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

