Form 10-Q
period 2012-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2012-06-11
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

As of June 11, 2012, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 30,	October 31,
	2012	2011
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$209,628	$211,393
Construction in progress	7,294	8,768
Cash and cash equivalents	6,306	6,317
Tenants' security accounts	1,842	1,860
Receivables arising from straight-lining of rents	4,264	4,255
Accounts receivable, net of allowance for doubtful accounts	2,269	1,029
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	2,932	3,501
Acquired over market leases and in-place lease costs	80	388
Deferred charges, net	2,249	2,386
Total Assets	$240,187	$243,220

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$204,510	$203,275
Deferred trustee compensation plan	6,181	5,667
Accounts payable and accrued expenses	1,288	4,000
Dividends payable	2,083	2,083
Tenants' security deposits	2,519	2,509
Acquired below market value leases and deferred revenue	1,297	3,036
Total liabilities	217,878	220,570

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(11,013)	(9,984)
Total common equity	12,821	13,850
Noncontrolling interests in subsidiaries	9,488	8,800
Total equity	22,309	22,650
Total Liabilities & Equity	$240,187	$243,220

See Notes to Condensed Consolidated Financial Statements. Page 3

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX AND THREE MONTHS ENDED APRIL 30, 2012 AND 2011
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$19,010	$18,953	$9,507	$9,436
Reimbursements	2,615	2,587	1,156	1,365
Income relating to early lease termination	2,950	—	2,950	—
Sundry income	269	287	151	165
Totals	24,844	21,827	13,764	10,966

Expenses:
Operating expenses	5,433	5,708	2,687	2,791
Management fees	992	962	495	472
Real estate taxes	3,787	3,321	1,885	1,635
Depreciation	3,063	3,021	1,531	1,510
Deferred project cost write-off	1,490	—	1,490	—
Totals	14,765	13,012	8,088	6,408

Operating income	10,079	8,815	5,676	4,558

Investment income	55	52	31	23
Interest expense including amortization
of deferred financing costs	(5,805)	(5,814)	(2,940)	(2,888)
Net income	4,329	3,053	2,767	1,693
Net income attributable to noncontrolling interests in subsidiaries	(1,193)	(714)	(824)	(373)
Net income attributable to common equity	$3,136	$2,339	$1,943	$1,320

Earnings per share (attributable to common equity):
Basic	$0.45	$0.34	$0.28	$0.19

Weighted average shares outstanding	6,942	6,942	6,942	6,942

See Notes to Condensed Consolidated Financial Statements. Page 4

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED APRIL 30, 2012
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2011	$24,969	$(1,135)	$(9,984)	$13,850	$8,800	$22,650

Distributions to noncontrolling interests				—	(505)	(505)

Net income			3,136	3,136	1,193	4,329

Dividends declared ($0.60 per share)			(4,165)	(4,165)		(4,165)

Balance at April 30, 2012	$24,969	$(1,135)	$(11,013)	$12,821	$9,488	$22,309

See Notes to Condensed Consolidated Financial Statements. Page 5

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2012 AND 2011
(Unaudited)

	Six Months Ended
	April 30,
	2012		2011
	(In Thousands of Dollars)
Operating activities:
Net income	$4,329		$3,053
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,063		3,021
Amortization	295		290
Net amortization of acquired leases	(12)		12
Income from early lease termination	(2,950)		—
Deferred project cost write-off	1,490		—
Changes in operating assets and liabilities:
Tenants' security accounts	18		97
Accounts and straight-line rents receivable,
prepaid expenses and other assets	760		888
Accounts payable, accrued expenses and deferred
trustee compensation	579		709
Tenants' security deposits	10		(61)
Deferred revenue	(85)		(396)
Net cash provided by operating activities	7,497		7,613
Investing activities:
Capital improvements - existing properties	(874)		(572)
Construction and pre-development costs	(2,984	)(a)	(1,108	)(b)
Net cash used in investing activities	(3,858)		(1,680)
Financing activities:
Repayment of mortgages	(1,746)		(1,518)
Proceeds from construction loans	2,838		—
Deferred financing costs	(72)		(40)
Dividends paid	(4,165)		(4,165)
Distributions to noncontrolling interests	(505)		(764)
Net cash used in financing activities	(3,650)		(6,487)
Net decrease in cash and cash equivalents	(11)		(554)
Cash and cash equivalents, beginning of period	6,317		6,769
Cash and cash equivalents, end of period	$6,306		$6,215

Supplemental disclosure of cash flow data:
Interest paid	$5,227		$5,367
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$2		$75
Financing activities:
Dividends declared but not paid	$2,083		$2,083
(a)	Includes $2,227 incurred and accrued in fiscal 2011; paid in fiscal 2012.
(b)	Includes $1,000 incurred and accrued in fiscal 2009; paid in fiscal 2011.

See Notes to Condensed Consolidated Financial Statements. Page 6

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared without audit, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for the six and three-month periods ended April 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2011 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 - Significant accounting policies:

Real estate development costs:

It is FREIT’s policy to capitalize pre-development costs, which generally include legal and other professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs, when the project or portion thereof becomes operational, or when construction has been postponed. Capitalization of these costs will recommence once construction on the project resumes.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of comprehensive income and its components in the financial statements. The new guidance only affects the presentation of comprehensive income, and not the components that must be reported therein. The standard takes effect for public companies during the interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the quarter ended April 30, 2012 did not have any impact on our financial statements.

Index

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income (numerator) by the weighted average number of shares outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since FREIT does not have any outstanding dilutive securities, only basic earnings per share is presented.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the six and three-month periods ended April 30, 2012 and 2011. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Real estate rental revenue:
Commercial	$11,831	$11,960	$5,740	$6,025
Residential	10,041	9,790	5,055	4,912
Totals	21,872	21,750	10,795	10,937
Real estate operating expenses:
Commercial	4,817	4,951	2,293	2,406
Residential	4,531	4,451	2,279	2,089
Totals	9,348	9,402	4,572	4,495
Net operating income:
Commercial	7,014	7,009	3,447	3,619
Residential	5,510	5,339	2,776	2,823
Totals	$12,524	$12,348	$6,223	$6,442

Recurring capital improvements-residential	$317	$139	$115	$55

Reconciliation to consolidated net income:
Segment NOI	$12,524	$12,348	$6,223	$6,442
Deferred rents - straight lining	10	89	16	35
Amortization of acquired leases	12	(12)	3	(6)
Investment income	55	52	31	23
Insurance recovery	—	207	—	—
General and administrative expenses	(864)	(796)	(495)	(403)
Depreciation	(3,063)	(3,021)	(1,531)	(1,510)
Income relating to early lease termination,
net of related deferred project cost write-off	1,460	—	1,460	—
Financing costs	(5,805)	(5,814)	(2,940)	(2,888)
Net income	4,329	3,053	2,767	1,693
Net income attributable to noncontrolling interests	(1,193)	(714)	(824)	(373)
Net income attributable to common equity	$3,136	$2,339	$1,943	$1,320

Index

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

On June 3, 2011, FREIT’s Board of Trustees authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties are classified as held for use as of April 30, 2012.

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $927,000 and $895,000 for the six-months ended April 30, 2012 and 2011, respectively. For the three-month period ended April 30, 2012 and 2011, such fees were approximately $462,000 and $439,000, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $234,000 and $156,000 for the six-months ended April 30, 2012 and 2011, respectively, and $123,000 and $88,000 for the three-months ended April 30, 2012 and 2011, respectively. The management agreement expires on October 31, 2013, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $39,000 and $66,000 for the six-months ended April 30, 2012 and 2011, respectively, and $2,000 and $37,000 for the three-months ended April 30, 2012 and 2011, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees paid to Hekemian during the six-months ended April 30, 2012 and 2011 were $236,000 and $0, respectively. Fees paid in the current six month period relate to services performed with regard to the Damascus development project.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the six-months ended April 30, 2012 and April 30, 2011 was approximately $267,000 and $241,000, respectively, for Mr. Robert S. Hekemian, and $21,000 and $18,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 7 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2012 and October 31, 2011:

	April 30,	October 31,
($ In Millions)	2012	2011

Fair Value	$216.4	$213.9

Carrying Value	$204.5	$203.3

Fair values are estimated based on market interest rates at April 30, 2012 and October 31, 2011 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as Level 2 in the fair value hierarchy as provided by authoritative guidance.

Index

Note 8 – Giant lease termination:

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT entered into a lease termination agreement (“Agreement”) with Giant of Maryland LLC (“Giant”), the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035 (“Outside Extension Date”), (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center, the results for the current six months and current quarter for the period ended April 30, 2012, include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in the future development plans for the Rotunda shopping center, specifically the impact that the Giant portion of the project had on the design fees incurred to date and included in Construction in Progress. The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease.

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

Residential Properties: Occupancy and rental rates in our areas of operation are on the up swing, reflecting the increasing preference towards rental housing. The speed of recovery at our residential properties will likely mirror job growth and reduced unemployment in our areas of operation.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, have been applied consistently as at April 30, 2012 and October 31, 2011, and for the six and three-months ended April 30, 2012 and 2011. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Adopted and recently issued accounting standards:

See Note 2 to the Condensed Consolidated Financial Statements.

Index

RESULTS OF OPERATIONS

Real Estate revenue for the six months ended April 30, 2012 (“Current Six Months”), exclusive of income relating to the Giant early lease termination, increased 0.3% to $21,894,000 compared to $21,827,000 for the six months ended April 30, 2011 (“Prior Six Months”). Real Estate revenue for the three months ended April 30, 2012 (“Current Quarter”), exclusive of income relating to the Giant early lease termination, decreased 1.4% to $10,814,000 compared to $10,966,000 for the three months ended April 30, 2011 (“Prior Year’s Quarter”). Net income attributable to common equity (“net income-common equity”) for the Current Six Months was $3,136,000 ($0.45 per share basic) compared to $2,339,000 ($0.34 per share basic) for the Prior Six Months. Net income-common equity for the Current Quarter was $1,943,000 ($0.28 per share basic) compared to $1,320,000 ($0.19 per share basic) for the Prior Year’s Quarter. The primary reason for the significant increase in net income-common equity for the Current Six Months and Current Quarter was the recognition of income relating to the Giant early lease termination, offset by a write-off of a portion of the deferred project costs relating to development plans at the Grande Rotunda shopping center (“Rotunda”). (See discussion under Commercial Segment for additional information.) The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2012 and 2011:

NET INCOME COMPONENTS
	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)
Income from real estate operations:
Commercial properties	$7,036	$7,086	$(50)	$3,466	$3,648	$(182)

Residential properties	5,510	5,339	171	2,776	2,823	(47)
Total income from real estate operations	12,546	12,425	121	6,242	6,471	(229)

Financing costs:
Fixed rate mortgages	(5,337)	(5,342)	5	(2,677)	(2,655)	(22)
Floating rate - Rotunda & Damascus	(468)	(472)	4	(263)	(233)	(30)
Total financing costs	(5,805)	(5,814)	9	(2,940)	(2,888)	(52)

Investment income	55	52	3	31	23	8

Insurance recovery	—	207	(207)	—	—	—

General & administrative expenses:
Accounting fees	(253)	(264)	11	(134)	(127)	(7)
Legal & professional fees	(38)	(34)	(4)	(33)	(17)	(16)
Trustee fees	(277)	(261)	(16)	(145)	(134)	(11)
Corporate expenses	(296)	(237)	(59)	(183)	(125)	(58)
Total general & administrative expenses	(864)	(796)	(68)	(495)	(403)	(92)

Depreciation	(3,063)	(3,021)	(42)	(1,531)	(1,510)	(21)

Income relating to early lease termination, net
of related deferred project cost write-off	1,460	—	1,460	1,460	—	1,460
Net income	4,329	3,053	1,276	2,767	1,693	1,074
Net income attributable to noncontrolling interests in subsidiaries	(1,193)	(714)	(479)	(824)	(373)	(451)

Net Income attributable to common equity	$3,136	$2,339	$797	$1,943	$1,320	$623

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

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconcile the NOI to consolidated net income-common equity for the Current Six Months and Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2012	2011	$	%	2012	2011	$	%	2012	2011
	(In thousands)				(In thousands)				(In thousands)
Rental income	$9,133	$9,272	$(139)	-1.5%	$9,855	$9,604	$251	2.6%	$18,988	$18,876
Reimbursements	2,615	2,587	28	1.1%	—	—	—		2,615	2,587
Other	83	101	(18)	-17.8%	186	186	—	0.0%	269	287
Total revenue	11,831	11,960	(129)	-1.1%	10,041	9,790	251	2.6%	21,872	21,750

Operating expenses	4,817	4,951	(134)	-2.7%	4,531	4,451	80	1.8%	9,348	9,402
Net operating income	$7,014	$7,009	$5	0.1%	$5,510	$5,339	$171	3.2%	12,524	12,348
Average
Occupancy %	85.0%	89.8%		-4.8%	95.2%	94.4%		0.8%

Reconciliation to consolidated net income:
Deferred rents - straight lining	10	89
Amortization of acquired leases	12	(12)
Investment income	55	52
Insurance recovery	—	207
General and administrative expenses	(864)	(796)
Depreciation	(3,063)	(3,021)
Income relating to early lease termination, net of
related deferred project cost write-off	1,460	—
Financing costs	(5,805)	(5,814)
Net income	4,329	3,053
Net income attributable to noncontrolling interests	(1,193)	(714)
Net income attributable to common equity	$3,136	$2,339

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2012	2011	$	%	2012	2011	$	%	2012	2011
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,544	$4,611	$(67)	-1.5%	$4,944	$4,796	$148	3.1%	$9,488	$9,407
Reimbursements	1,156	1,365	(209)	-15.3%	—	—	—		1,156	1,365
Other	40	49	(9)	-18.4%	111	116	(5)	-4.3%	151	165
Total revenue	5,740	6,025	(285)	-4.7%	5,055	4,912	143	2.9%	10,795	10,937

Operating expenses	2,293	2,406	(113)	-4.7%	2,279	2,089	190	9.1%	4,572	4,495
Net operating income	$3,447	$3,619	$(172)	-4.8%	$2,776	$2,823	$(47)	-1.7%	6,223	6,442
Average
Occupancy %	83.9%	90.0%		-6.1%	95.3%	94.4%		0.9%

Reconciliation to consolidated net income:
Deferred rents - straight lining	16	35
Amortization of acquired leases	3	(6)
Investment income	31	23
General and administrative expenses	(495)	(403)
Depreciation	(1,531)	(1,510)
Income relating to early lease termination, net of
related deferred project cost write-off	1,460	—
Financing costs	(2,940)	(2,888)
Net income	2,767	1,693
Net income attributable to noncontrolling interests	(824)	(373)
Net income attributable to common equity	$1,943	$1,320

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

Index

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter, exclusive of income relating to the Giant lease termination at the Rotunda, decreased by 1.1% and 4.7%, respectively, as compared to the prior year’s comparable periods. NOI for the Current Six Months showed a slight increase of 0.1% over the Prior Six Months, whereas for the Current Quarter, NOI decreased 4.8% from the Prior Year’s Quarter. The reasons for the decrease in revenue and NOI for the current year was primarily attributable to Giant vacating its space at the Westridge Square shopping center (see discussion below), in addition to lower expense reimbursements for the Current Quarter.

We expect the fragile US recovery to grind along during 2012 and retail sales to continue to show slight improvement. Exclusive of the Giant space at both the Westridge Square and the Grande Rotunda shopping centers (see discussions below), tenant fall-out at our other properties has been minor, as average occupancy rates for the Current Six Months and Current Quarter decreased 0.7% and 0.8%, respectively, from last year’s comparable periods.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT entered into a lease termination agreement (“Agreement”) with Giant, the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035 (“Outside Extension Date”), (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center in April 2012, the results for the Current Six Months and Current Quarter include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in development plans for the Rotunda, specifically the write-off of the design fees relating to the Giant portion of the project incurred to date and included in Construction in Progress. The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges, and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In the event that there are other changes in the future redevelopment plans for the Rotunda, there may be additional write-offs of the planning and feasibility costs included in Construction in Progress.

At Westridge Square, a major tenant, Giant, elected not to extend its lease beyond October 31, 2011, and has vacated its space at the center during May 2011. It is FREIT’s intention to re-lease the space to a new tenant or tenants that will enhance the shopping experience at Westridge Square. However, no rent has been generated from the space since November 1, 2011. FREIT expects to incur leasing costs and tenant improvement costs associated with re-leasing the space. This vacancy has adversely affected Westridge Square’s operating results for the current fiscal year, resulting in revenue reductions for the Westridge Square property of 18% and 19% for the Current Six Months and Current Quarter, respectively, compared to the prior year’s comparable periods. The potential impact on FREIT’s per share earnings for Fiscal 2012 is estimated at approximately $0.10 per share assuming the vacant space is not leased for the entire year.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. Approximately 82% of the space at the Damascus Center is leased or under letters-of-intent, and 62% of the space is occupied.

Index

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

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The building plans incorporate an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project are expected to approximate $200 million. City Planning Board approval has been received. As of April 30, 2012, we have incurred approximately $8.0 million for planning and feasibility studies, which have been capitalized in Construction in Progress (“CIP”). As a result of Giant vacating its space at the Rotunda property in April 2012, management determined that certain aspects relative to the future redevelopment of the Rotunda center were no longer required, and modified the scope of the project, resulting in a write-off of deferred project costs, relating to planning and feasibility studies, of $1.49 million. In the event that there are other changes in the future redevelopment plans for the Grande Rotunda shopping center, there may be additional write-offs of the planning and feasibility costs included in Construction in Progress. Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter increased by 2.6% and 2.9%, respectively, as compared to the prior year’s comparable periods. The increase in total revenue is primarily attributable to higher occupancy levels and higher base rental income at many of our residential properties. The positive increase in revenue for the Current Six Months and Current Quarter reflects the upward movement of occupancy levels, as evidenced by average occupancy increasing 0.8% and 0.9%, respectively, over last year’s comparable periods. NOI for the Current Six Months increased by 3.2%, as compared to the Prior Six Months. The increase in NOI was primarily due to the increase in rental revenue for the current year. However, for the Current Quarter, NOI decreased by 1.7% primarily attributable to higher real estate taxes for the Current Quarter, which more than offset the positive increase in rental revenue for the Current Quarter.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Six Months and the Prior Six Months were $1,578 and $1,561, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $204,000 and $195,000, respectively.

FREIT continues to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties continue to be classified as held for use as of April 30, 2012.

Index

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations and parking structure restoration) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of April 30, 2012, approximately $4.7 million was expended at The Pierre for these capital improvements, of which $50,000 relates to the Current Six Months. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. We are also in the planning stages of a major parking structure restoration project at The Pierre, which is expected to be completed within the next 2 years, at an expected cost of approximately $1.5 - $2.5 million. These costs will be financed from operating cash flow and cash reserves.

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$4,826	$4,898	$2,398	$2,433
2nd Mortgages
Existing	76	79	38	39
Variable rate mortgages:
Acquisition loan-Rotunda	325	390	194	192
Construction loan-Damascus	143	82	92	41
Other	262	218	132	109
	5,632	5,667	2,854	2,814
Amortization of Mortgage Costs	173	147	86	74
Total Financing Costs	$5,805	$5,814	$2,940	$2,888

Total financing costs, before capitalized amounts, for the Current Six Months decreased 0.2%, compared to the prior year’s comparable period. For the Current Quarter, total financing costs increased 1.8% as compared to the Prior Year’s Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $864,000 and $495,000, respectively, as compared to $796,000 and $403,000 for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $568,000 and $312,000, for the Current Six Months and the Current Quarter, respectively, as compared to $559,000 and $278,000 for the prior year’s comparable periods.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $3,063,000 and $1,531,000, respectively, as compared to $3,021,000 and $1,510,000 for the prior year’s comparable periods. The increase was primarily attributable to depreciation related to the Phase III portion of the Damascus redevelopment project becoming operational.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.5 million for the Current Six Months compared to $7.6 million for the Prior Six Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2012, FREIT had cash and cash equivalents totaling $6.3 million, compared to $6.3 million at October 31, 2011.

Index

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of April 30, 2012, $18 million is available under the line of credit, and no amount is outstanding.

The redevelopment project at the Damascus Center has been completed. The total capital required for this project was estimated at $22.7 million. On February 12, 2008, Damascus Centre, LLC closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. On February 8, 2012, FREIT exercised its option to extend the loan 12 months. The construction loan is now due February 8, 2013. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Draws against this loan bear interest at the BBA LIBOR daily floating rate plus 135 basis points. As of April 30, 2012, the outstanding balance on the construction loan is $14.7 million. We intend to refinance this construction loan with permanent financing prior to its February 8, 2013 due date. We expect this development project to add to revenues, income, cash flow, and shareholder value.

At April 30, 2012, FREIT’s aggregate outstanding mortgage debt was $204.5 million and bears a weighted average interest rate of 5.31%, and an average life of approximately 3.85 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2013	2014	2016	2017	2018	2019	2021	2022
(In millions)
Mortgage "Balloon" Payments	$41.8	$12.1	$24.5	$22.0	$5.0	$45.2	$19.1	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2012 and October 31, 2011:

	April 30,	October 31,
($ in Millions)	2012	2011

Fair Value	$216.4	$213.9

Carrying Value	$204.5	$203.3

Fair values are estimated based on market interest rates at April 30, 2012 and October 31, 2011 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as Level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2012, a 1% interest rate increase would reduce the fair value of our debt by $8.9 million, and a 1% decrease would increase the fair value by $9.5 million.

Index

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR rate with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment of $110,000 was required on February 1, 2012 in order to reduce the loan to achieve the stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. We intend to refinance this mortgage prior to its February 1, 2013 due date.

FREIT also has interest rate exposure on its floating rate loans. Currently, FREIT has $33.8 million in floating rate loans outstanding, of which $19.1 million relates to the acquisition loan for The Rotunda and $14.7 million relates to the construction loan for the Damascus Center redevelopment project. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $338,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO, which is a non-GAAP financial measure, as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(In thousands, except per share)		(In thousands, except per share)
Net income	$4,329	$3,053	$2,767	$1,693
Depreciation	3,063	3,021	1,531	1,510
Amortization of deferred leasing costs	122	143	61	71
Deferred rents (Straight lining)	(10)	(89)	(16)	(35)
Amortization of acquired leases	(12)	12	(3)	6
Under market lease amortization re: Giant
lease termination	(1,344)	—	(1,344)	—
Deferred project cost write-off	1,490	—	1,490
Capital Improvements - Apartments	(317)	(139)	(115)	(55)
Distributions to noncontrolling interests	(505)	(764)	(308)	(482)
FFO	$6,816	$5,237	$4,063	$2,708
Per Share - Basic	$0.98	$0.75	$0.59	$0.39
Weighted Average Shares Outstanding	6,942	6,942	6,942	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2012. There has been no change in FREIT’s internal control over financial reporting during the three months ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

None.

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

Date: June 11, 2012
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

Page 21