Form 10-Q
period 2012-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2012-09-10
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

Yes ☐  No ☒

As of September 10, 2012, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2012	2011
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$208,410	$211,393
Construction in progress	5,590	8,768
Assets related to property held for sale	555	—
Cash and cash equivalents	4,960	6,317
Tenants' security accounts	1,724	1,860
Receivables arising from straight-lining of rents	4,261	4,255
Accounts receivable, net of allowance for doubtful accounts	2,551	1,029
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	3,039	3,501
Acquired over market leases and in-place lease costs	70	388
Deferred charges, net	2,138	2,386
Total Assets	$236,621	$243,220

LIABILITIES & EQUITY

Liabilities:
Mortgages payable	$200,916	$203,275
Deferred trustee compensation plan	6,450	5,667
Accounts payable and accrued expenses	1,492	4,000
Liabilities related to property held for sale	2,931	—
Dividends payable	2,083	2,083
Tenants' security deposits	2,398	2,509
Acquired below market value leases and deferred revenue	1,256	3,036
Total liabilities	217,526	220,570

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(13,319)	(9,984)
Total common equity	10,515	13,850
Noncontrolling interests in subsidiaries	8,580	8,800
Total equity	19,095	22,650
Total Liabilities & Equity	$236,621	$243,220

See Notes to Condensed Consolidated Financial Statements. Page 3

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2012 AND 2011

(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$27,755	$27,718	$9,250	$9,252
Reimbursements	3,926	3,911	1,311	1,323
Income relating to early lease termination	2,950	—	—	—
Sundry income	367	387	107	104
	34,998	32,016	10,668	10,679

Expenses:
Operating expenses	7,814	8,002	2,555	2,461
Management fees	1,429	1,407	462	469
Real estate taxes	5,683	4,901	1,942	1,626
Depreciation	4,600	4,531	1,555	1,528
Deferred project cost write-off	3,726	—	2,236	—
	23,252	18,841	8,750	6,084

Operating income	11,746	13,175	1,918	4,595

Investment income	80	77	25	25
Interest expense including amortization
of deferred financing costs	(8,663)	(8,572)	(2,957)	(2,860)
Income (loss) from continuing operations	3,163	4,680	(1,014)	1,760

Income from discontinued operations	275	207	123	74
Net income (loss)	3,438	4,887	(891)	1,834

Net (income) loss attributable to noncontrolling
interest in subsidiaries	(525)	(1,043)	668	(329)
Net income (loss) attributable to common equity	$2,913	$3,844	$(223)	$1,505

Earnings per share - basic:
Continuing operations	$0.38	$0.52	$(0.05)	$0.21
Discontinued operations	0.04	0.03	0.02	0.01
Net income (loss) attributable to common equity	$0.42	$0.55	$(0.03)	$0.22

Weighted average shares outstanding-basic	6,942	6,942	6,942	6,942

Amounts attributable to common equity:
Income (loss) from continuing operations	$2,638	$3,637	$(346)	$1,431
Income from discontinued operations	275	207	123	74
Net income (loss) attributable to common equity	$2,913	$3,844	$(223)	$1,505

See Notes to Condensed Consolidated Financial Statements. Page 4

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JULY 31, 2012

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2011	$24,969	$(1,135)	$(9,984)	$13,850	$8,800	$22,650

Distributions to noncontrolling interests				—	(745)	(745)

Net income			2,913	2,913	525	3,438

Dividends declared ($0.90 per share)			(6,248)	(6,248)		(6,248)

Balance at July 31, 2012	$24,969	$(1,135)	$(13,319)	$10,515	$8,580	$19,095

See Notes to Condensed Consolidated Financial Statements. Page 5

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Unaudited)

	Nine Months Ended
	July 31,
	2012		2011
	(In Thousands of Dollars)
Operating activities:
Net income	$3,438		$4,887
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	4,626		4,560
Amortization	466		435
Net amortization of acquired leases	(5)		18
Income from early lease termination	(2,950)		—
Deferred project cost write-off	3,726		—
Changes in operating assets and liabilities:
Tenants' security accounts	45		59
Accounts and straight-line rents receivable,
prepaid expenses and other assets	269		565
Accounts payable, accrued expenses and deferred
trustee compensation	949		973
Tenants' security deposits	(20)		(78)
Deferred revenue	(126)		(281)
Net cash provided by operating activities	10,418		11,138
Investing activities:
Capital improvements - existing properties	(1,334)		(940)
Construction and pre-development costs	(3,585	)(a)	(1,192	)(b)
Net cash used in investing activities	(4,919)		(2,132)
Financing activities:
Repayment of mortgages	(2,628)		(2,290)
Proceeds from construction loans	2,838		254
Deferred financing costs	(73)		(40)
Dividends paid	(6,248)		(6,248)
Distributions to noncontrolling interests	(745)		(1,144)
Net cash used in financing activities	(6,856)		(9,468)
Net decrease in cash and cash equivalents	(1,357)		(462)
Cash and cash equivalents, beginning of period	6,317		6,769
Cash and cash equivalents, end of period	$4,960		$6,307

Supplemental disclosure of cash flow data:
Interest paid	$7,719		$8,046
Income taxes paid	$—		$2
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$248		$401
Financing activities:
Dividends declared but not paid	$2,083		$2,083

(a)  Includes $2,256 incurred and accrued in fiscal 2011; paid in fiscal 2012.

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2012 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2011 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Reclassifications: Certain accounts in the prior periods’ condensed consolidated financial statements and footnotes have been reclassified to conform to the current presentation. (See Note 6.)

Note 2 – Recently issued accounting standards:

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of comprehensive income and its components in the financial statements. The new guidance only affects the presentation of comprehensive income, and not the components that must be reported therein. The standard takes effect for public companies effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have any impact on our financial statements.

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

Index

Note 4 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains eight (8) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees (“Board”).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the nine and three-month periods ended July 31, 2012 and 2011. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Real estate rental revenue:
Commercial	$17,684	$17,893	$5,853	$5,934
Residential	14,352	13,979	4,825	4,679
Total real estate revenue	32,036	31,872	10,678	10,613
Real estate operating expenses:
Commercial	7,239	7,198	2,421	2,246
Residential	6,407	6,130	2,123	1,917
Total real estate operating expenses	13,646	13,328	4,544	4,163
Net operating income:
Commercial	10,445	10,695	3,432	3,688
Residential	7,945	7,849	2,702	2,762
Total net operating income	$18,390	$18,544	$6,134	$6,450

Recurring capital improvements-residential	$507	$367	$190	$228

Reconciliation to consolidated net income:
Segment NOI	$18,390	$18,544	$6,134	$6,450
Deferred rents - straight lining	7	162	(3)	72
Amortization of acquired leases	5	(18)	(7)	(6)
Investment income	80	77	25	25
Insurance recovery	—	207	—	—
General and administrative expenses	(1,280)	(1,189)	(415)	(393)
Depreciation	(4,600)	(4,531)	(1,555)	(1,528)
Deferred project cost write-off, net of
income relating to early lease termination	(776)	—	(2,236)	—
Financing costs	(8,663)	(8,572)	(2,957)	(2,860)
Income (loss) from continuing operations	3,163	4,680	(1,014)	1,760

Income from discontinued operations	275	207	123	74

Net income (loss)	3,438	4,887	(891)	1,834

Net (income) loss attributable to noncontrolling interests	(525)	(1,043)	668	(329)

Net income (loss) attributable to common equity	$2,913	$3,844	$(223)	$1,505

Index

Note 5 – Planned asset dispositions:

On July 7, 2010, FREIT’s Board of authorized management to pursue a sale of the 256,620 sq. ft. Westridge Square Shopping Center (“Westridge”) located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge, that it would not extend the term of its lease, which expired on October 31, 2011. As a result, FREIT halted its efforts to sell Westridge and will reconsider its decision to market Westridge for sale when the space is re-leased. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for the leasing of a significant portion of the space vacated by Giant (40,000 square feet). FREIT expects to incur leasing costs and tenant improvement costs associated with the lease to G-Mart. We anticipate that G-Mart will begin operating at the center during the 1st calendar quarter of 2013.

On June 3, 2011, FREIT’s Board authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. As of August 29, 2012, the Heights Manor property was sold (refer to discussion in Note 6 for more details). However, it is still not possible for management to estimate when a sale of the other two properties will occur, and therefore, the Grandview and Palisades Manor properties are classified as held for use as of July 31, 2012.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. However, it is still not possible for management to estimate when a sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of July 31, 2012.

Note 6 – Property held for sale & discontinued operations:

In July 2012, FREIT entered into a contract for the sale of the Heights Manor Apartments in Spring Lake Heights, New Jersey, which closed in August 2012. (See Note 10 for a further discussion of the sale.) As the property was under contract for sale as of July 31, 2012, the assets and liabilities of the Heights Manor Apartments have been reclassified to assets related to property held for sale and liabilities related to property held for sale on FREIT’s condensed consolidated balance sheet as of such date. In addition, the operating results of the Heights Manor apartments have been classified as discontinued operations in the income statements for all periods presented. Revenue attributable to discontinued operations was $776,000 and $262,000 for the current nine month and three month periods ended July 31, 2012, respectively. For the prior year’s nine month and three month periods ended July 31, 2011, revenue from discontinued operations was $746,000 and $255,000, respectively.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,373,000 and $1,344,000 for the nine-months ended July 31, 2012 and 2011, respectively. For the three-month periods ended July 31, 2012 and 2011, such fees were approximately $446,000 and $449,000, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $328,000 and $239,000 for the nine-months ended July 31, 2012 and 2011, respectively, and $94,000 and $83,000 for the three-months ended July 31, 2012 and 2011, respectively. The management agreement expires on October 31, 2013, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $111,000 and $85,000 for the nine-months ended July 31, 2012 and 2011, respectively, and $72,000 and $19,000 for the three-months ended July 31, 2012 and 2011, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees paid to Hekemian during the nine-months ended July 31, 2012 and 2011 were $236,000 and $0, respectively. Fees paid in the current nine month period relate to services performed with regard to the Damascus development project.

Index

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the nine-months ended July 31, 2012 and 2011 was approximately $406,000 and $368,000, respectively, for Mr. Robert S. Hekemian, and $33,000 and $28,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 8 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2012 and October 31, 2011:

	July 31,	October 31,
($ In Millions)	2012	2011

Fair Value	$216.0	$213.9

Carrying Value	$200.9	$203.3

Fair values are estimated based on market interest rates at July 31, 2012 and October 31, 2011 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Note 9 – Giant lease termination; Rotunda project cost write-off:

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant of Maryland LLC (“Giant”), the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center, the results for the nine months ended July 31, 2012, include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in the future development plans for the Rotunda shopping center, specifically the impact that the Giant portion of the project had on the design fees incurred to date and included in Construction in Progress (“CIP”). The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges and real estate taxes from April 1, 2012 through March 31, 2015. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs included in CIP were no longer deemed to have any utility, and were written-off in the Current Quarter.

Note 10 – Subsequent events:

On August 29, 2012, FREIT closed on its contract for the sale of the Heights Manor Apartments in Spring Lake Heights, New Jersey and recognized a net gain of approximately $9.5 million from the sale. Since the sale closed subsequent to the close of FREIT’s 3rd Quarter ended July 31, 2012, the sale and related gain will be recognized in FREIT’s financials in the 4th Quarter of this year and will be classified as discontinued operations. In addition, FREIT is required to pay off the related mortgage loan on the Heights Manor property in the amount of approximately $2.8 million from the proceeds of the sale.

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

The economic and financial environment: Although the U.S. economy has recovered from the recession, the rate of recovery has been much slower than anticipated. Forecasts for economic growth and job gains over the next year have been adjusted downward, due in large part to the recent turbulence in the US and global markets. While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but still lags pre-recession levels, hampering business expansion and new development activities.

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

Index

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. As of November 2011, the expansion and renovation of the Damascus Center was completed. No date has been determined for the commencement of construction at our Rotunda project.

Debt Financing Availability: The dislocations in the credit markets have caused significant price volatility and liquidity disruptions. High pricing spreads and very conservative debt service ratio requirements have made certain financing unattractive and, in certain instances, unavailable. Additionally, construction financing for large, mixed use projects is virtually unavailable, or too costly. As a result of this difficult financing environment and reduced end user demand (see above), FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of FREIT’s 2008 fiscal year. Due to Giant vacating its space at the Rotunda property in April 2012, management determined that certain aspects relative to the future redevelopment of the Rotunda property were no longer required, and modified the scope of the project, resulting in a write-off of deferred project costs, relating to planning and feasibility studies, of $1.49 million. In addition, management took this opportunity to revisit the Rotunda redevelopment plans, and as a result, further revisions to the scope of the project were proposed to the Board. On July 24, 2012, the Board approved the revisions to the scope of the Rotunda redevelopment project, thereby further reducing the complexity and projected cost of the project. The Board’s decision to move forward with the revised development plans, resulted in an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs included in CIP were no longer deemed to have any utility, and were written-off in the Current Quarter. FREIT intends to resume the redevelopment of the Rotunda in accordance with the revised plans, upon improvement in the economic and financing climate. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, have been applied consistently as at July 31, 2012 and October 31, 2011, and for the nine and three-months ended July 31, 2012 and 2011. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Reclassifications: Certain accounts in the prior periods’ condensed consolidated financial statements and footnotes have been reclassified to conform to the current presentation. (See Note 6.)

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

Index

RESULTS OF OPERATIONS

Real Estate revenue for the nine months ended July 31, 2012 (“Current Nine Months”), exclusive of income relating to the Giant early lease termination, increased 0.1% to $32,048,000 compared to $32,016,000 for the nine months ended July 31, 2011 (“Prior Nine Months”). Real Estate revenue for the three months ended July 31, 2012 (“Current Quarter”), decreased 0.1% to $10,668,000 compared to $10,679,000 for the three months ended July 31, 2011 (“Prior Year’s Quarter”). On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, NJ. Since this property was under contract for sale as of the end of the Current Quarter, current accounting guidance requires that the related current and prior year’s operating results of Heights Manor be classified as “Income from discontinued operations” in FREIT’s income statement. (See discussion under Residential Segment for additional information.) Income from continuing operations (net of income attributable to noncontrolling interests) for the Current Nine Months and Current Quarter was $2,638,000 ($0.38 per share basic) and a loss of $(346,000) ($0.05 per share basic), respectively, compared to $3,637,000 ($0.52 per share basic) and $1,431,000 ($0.21 per share basic), respectively, for the prior year’s comparable periods. Net income attributable to common equity (“net income-common equity”) for the Current Nine Months and Current Quarter was $2,913,000 ($0.42 per share basic) and a loss of $(223,000) ($0.03 per share basic), respectively, compared to $3,844,000 ($0.55 per share basic) and $1,505,000 ($0.22 per share basic) for the Prior Nine Months and Prior Year’s Quarter. Included in net income-common equity for the Current Nine Months was the recognition of income relating to the Giant early lease termination, which was more than offset by a write-off of a portion of the deferred project costs relating to revisions to the development plans at the Grande Rotunda shopping center (“Rotunda”). (See discussion under Commercial Segment for additional information.) The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2012 and 2011:

NET INCOME COMPONENTS
	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)
Income from real estate operations:
Commercial properties	$10,457	$10,839	$(382)	$3,422	$3,754	$(332)

Residential properties	7,945	7,849	96	2,702	2,762	(60)
Total income from real estate operations	18,402	18,688	(286)	6,124	6,516	(392)

Financing costs:
Fixed rate mortgages	(7,669)	(7,535)	(134)	(2,623)	(2,513)	(110)
Floating rate - Rotunda & Damascus	(591)	(700)	109	(193)	(228)	35
Other - Corporate interest	(403)	(337)	(66)	(141)	(119)	(22)
Total financing costs	(8,663)	(8,572)	(91)	(2,957)	(2,860)	(97)

Investment income	80	77	3	25	25	—

Insurance recovery	—	207	(207)	—	—	—

General & administrative expenses:
Accounting fees	(368)	(364)	(4)	(114)	(100)	(14)
Legal & professional fees	(77)	(70)	(7)	(40)	(36)	(4)
Trustee fees	(417)	(392)	(25)	(140)	(131)	(9)
Corporate expenses	(418)	(363)	(55)	(121)	(126)	5
Total general & administrative expenses	(1,280)	(1,189)	(91)	(415)	(393)	(22)

Depreciation	(4,600)	(4,531)	(69)	(1,555)	(1,528)	(27)

Deferred project cost write-off, net of
income relating to early lease termination	(776)	—	(776)	(2,236)	—	(2,236)
Income (loss) from continuing operations	3,163	4,680	(1,517)	(1,014)	1,760	(2,774)

Income from discontinued operations	275	207	68	123	74	49

Net income (loss)	3,438	4,887	(1,449)	(891)	1,834	(2,725)
Net (income) loss attributable to noncontrolling interests
in subsidiaries	(525)	(1,043)	518	668	(329)	997

Net Income (loss) attributable to common equity	$2,913	$3,844	$(931)	$(223)	$1,505	$(1,728)

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

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconcile the NOI to consolidated net income-common equity for the Current Nine Months and Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2012	2011	$	%	2012	2011	$	%	2012	2011
	(In thousands)				(In thousands)				(In thousands)
Rental income	$13,635	$13,842	$(207)	-1.5%	$14,108	$13,732	$376	2.7%	$27,743	$27,574
Reimbursements	3,926	3,911	15	0.4%	—	—	—		3,926	3,911
Other	123	140	(17)	-12.1%	244	247	(3)	-1.2%	367	387
Total revenue	17,684	17,893	(209)	-1.2%	14,352	13,979	373	2.7%	32,036	31,872

Operating expenses	7,239	7,198	41	0.6%	6,407	6,130	277	4.5%	13,646	13,328
Net operating income	$10,445	$10,695	$(250)	-2.3%	$7,945	$7,849	$96	1.2%	18,390	18,544
Average
Occupancy %	83.9%	89.7%		-5.8%	95.6%	95.1%		0.5%

Reconciliation to consolidated net income:
Deferred rents - straight lining	7	162
Amortization of acquired leases	5	(18)
Investment income	80	77
Insurance recovery	—	207
General and administrative expenses	(1,280)	(1,189)
Depreciation	(4,600)	(4,531)
Deferred project cost write-off , net of
income relating to early lease termination	(776)	—
Financing costs	(8,663)	(8,572)
Income from continuing operations	3,163	4,680
Income from discontinued operations	275	207
Net income	3,438	4,887
Net income attributable to noncontrolling interests	(525)	(1,043)
Net income attributable to common equity	$2,913	$3,844

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2012	2011	$	%	2012	2011	$	%	2012	2011
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,503	$4,571	$(68)	-1.5%	$4,757	$4,615	$142	3.1%	$9,260	$9,186
Reimbursements	1,311	1,323	(12)	-0.9%	—	—	—		1,311	1,323
Other	39	40	(1)	-2.5%	68	64	4	6.3%	107	104
Total revenue	5,853	5,934	(81)	-1.4%	4,825	4,679	146	3.1%	10,678	10,613

Operating expenses	2,421	2,246	175	7.8%	2,123	1,917	206	10.7%	4,544	4,163
Net operating income	$3,432	$3,688	$(256)	-6.9%	$2,702	$2,762	$(60)	-2.2%	6,134	6,450
Average
Occupancy %	81.4%	89.6%		-8.2%	95.9%	96.4%		-0.5%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(3)	72
Amortization of acquired leases	(7)	(6)
Investment income	25	25
General and administrative expenses	(415)	(393)
Depreciation	(1,555)	(1,528)
Deferred project cost write-off	(2,236)	—
Financing costs	(2,957)	(2,860)
Income (loss) from continuing operations	(1,014)	1,760
Income from discontinued operations	123	74
Net income (loss)	(891)	1,834
Net (income) loss attributable to noncontrolling interests	668	(329)
Net income (loss) attributable to common equity	$(223)	$1,505

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

Index

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter, exclusive of income relating to the Giant of Maryland, LLC (“Giant”) lease termination at the Rotunda, decreased by 1.2% and 1.4%, respectively, as compared to the prior year’s comparable periods. NOI for the Current Nine Months and Current Quarter decreased 2.3% and 6.9%, respectively, as compared to the Prior Nine Months and Prior Year’s Quarter. The primary reasons for the decrease in revenue and NOI for the current year were Giant vacating its space at the Westridge Square shopping center (see discussion below), and higher real estate taxes at the Damascus Center, a portion of which could not be billed back to the tenants, since the center is not fully occupied.

We expect the fragile US recovery to grind along during 2012 and retail sales to continue to show slight improvement. Exclusive of the Giant space at both the Westridge Square and the Rotunda shopping centers (see discussions below), tenant fall-out at our other properties has been minor, as average occupancy rates for the Current Nine Months and Current Quarter decreased 1.6% and 1.9%, respectively, from last year’s comparable periods.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center in April 2012, the results for the Current Nine Months include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in development plans for the Rotunda, specifically the write-off of the design fees relating to the Giant portion of the project incurred to date and included in CIP. The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges, and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs included in CIP were no longer deemed to have any utility, and were written-off in the Current Quarter.

At Westridge Square, a major tenant, Giant, elected not to extend its lease beyond October 31, 2011, and vacated its space at the center during May 2011. Since Giant vacated its space at Westridge Square, FREIT has been endeavoring to re-lease the space to a new tenant or tenants that would enhance the shopping experience at Westridge Square. However, no rent has been generated from the space since November 1, 2011. This vacancy has adversely affected Westridge Square’s operating results for the current fiscal year, resulting in revenue reductions for the Westridge Square property of 18% for the Current Nine Months, as well as the Current Quarter. The potential impact on FREIT’s per share earnings for Fiscal 2012 is estimated at approximately $0.10 per share assuming the vacant space is not leased for the entire year.

Index

On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart manages an international grocery store chain, and the operation of a G-Mart International Foods store at Westridge Square is expected to complement other retailers in the center and be a welcome addition to the surrounding neighborhood. FREIT expects to incur leasing costs and tenant improvement costs associated with the lease to G-Mart. We anticipate that G-Mart will begin operating at the center during the 1st calendar quarter of 2013.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. However, it is still not possible for management to estimate when a sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of July 31, 2012.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. Approximately 80% of the space at the Damascus Center is leased or under letters-of-intent, and 72% of the space is occupied.

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase III construction began in June 2011, and was completed in November 2011. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Total construction costs were funded from a $21.3 million construction loan entered into on February 12, 2008. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan was drawn upon as needed to fund construction costs at the Damascus Center. Because of this expansion, leases for certain tenants were allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of each of the three phases of construction, certain tenant leases have been renewed and occupancy is beginning to increase. Approximately 80% of the space at the Damascus Center is leased or under letters-of-intent, and 72% of the space is occupied.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The revised building plans incorporate an expansion of approximately 115,000 sq. ft. of retail space, approximately 350 residential rental apartments, and structured parking. As of July 31, 2012, we have incurred approximately $8.0 million for planning and feasibility studies, which have been capitalized in CIP. As a result of Giant vacating its space at the Rotunda property in April 2012, management determined that certain aspects relative to the future redevelopment of the Rotunda property were no longer required, and modified the scope of the project, resulting in a write-off of deferred project costs, relating to planning and feasibility studies, of $1.49 million. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain planning and feasibility costs included in CIP were no longer deemed to have any utility, and were written-off in the Current Quarter. Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda in accordance with the revised plans. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment communities totaling 996 apartment units. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter increased by 2.7% and 3.1%, respectively, as compared to the prior year’s comparable periods. The increase in total revenue for the Current Nine Months and Current Quarter is primarily attributable to higher base rental income at many of our residential properties. In addition, occupancy levels for the Current Nine Months increased 0.5% over last year’s comparable period, further contributing to the positive increase in revenue. For the Current Quarter, average occupancy decreased 0.5% as compared to the Prior Year’s Quarter, however, higher base rental income realized during the Current Quarter more than offset the decline in income associated with the slight decrease in occupancy. NOI for the Current Nine Months increased by 1.2%, as compared to the Prior Nine Months. The increase in NOI was primarily due to the increase in rental revenue for the current year. However, for the Current Quarter, NOI decreased by 2.2% primarily attributable to higher real estate taxes for the Current Quarter, which more than offset the positive increase in rental revenue for the Current Quarter.

Index

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Nine Months and the Prior Nine Months were $1,630 and $1,596, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $195,000 and $187,000, respectively.

In July 2012, FREIT entered into a contract for the sale of the Heights Manor Apartments in Spring Lake Heights, New Jersey, which closed in August 2012. (See Note 10 for a further discussion on the sale.) As the property was under contract for sale as of July 31, 2012, the assets and liabilities of the Heights Manor Apartments have been reclassified to assets related to property held for sale and liabilities related to property held for sale on FREIT’s condensed consolidated balance sheet as of such date. In addition, the operating results of the Heights Manor apartments have been classified as discontinued operations in the income statements for all periods presented. Revenue attributable to discontinued operations was $776,000 and $262,000 for the current nine month and three month periods ended July 31, 2012, respectively. For the prior year’s nine month and three month periods ended July 31, 2011 revenue from discontinued operations was $746,000 and $255,000, respectively.

FREIT continues to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, and the Grandview Apartments in Hasbrouck Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties continue to be classified as held for use as of July 31, 2012.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations and parking structure restoration) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of July 31, 2012, approximately $5.2 million was expended at The Pierre for these capital improvements, of which $542,000 relates to the Current Nine Months. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. We are also in the planning stages of a major parking structure restoration project at The Pierre, which is expected to be completed within the next 2 years, at an expected cost of approximately $1.5 - $2.5 million. These costs will be financed from operating cash flow and cash reserves.

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$7,286	$7,201	$2,487	$2,403
2nd Mortgages
Existing	113	117	37	38
Variable rate mortgages:
Acquisition loan-Rotunda	518	578	193	188
Construction loan-Damascus	73	122	—	40
Other	403	337	141	119
	8,393	8,355	2,858	2,788
Amortization of Mortgage Costs	270	217	99	72
Total Financing Costs	$8,663	$8,572	$2,957	$2,860

Total financing costs, before capitalized amounts, for the Current Nine Months increased 1.1%, compared to the prior year’s comparable period. For the Current Quarter, total financing costs increased 3.4% as compared to the Prior Year’s Quarter.

Index

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,280,000 and $415,000, respectively, as compared to $1,189,000 and $393,000 for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $862,000 and $294,000, for the Current Nine Months and the Current Quarter, respectively, as compared to $826,000 and $267,000 for the prior year’s comparable periods.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $4,600,000 and $1,555,000, respectively, as compared to $4,531,000 and $1,528,000 for the prior year’s comparable periods. The increase was primarily attributable to depreciation related to the Phase III portion of the Damascus redevelopment project becoming operational.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10.4 million for the Current Nine Months compared to $11.1 million for the Prior Nine Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2012, FREIT had cash and cash equivalents totaling $5.0 million, compared to $6.3 million at October 31, 2011.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending in January 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 4%. As of July 31, 2012, $18 million is available under the line of credit, and no amount is outstanding.

The redevelopment project at the Damascus Center has been completed. The total capital required for this project approximated $22.7 million. On February 12, 2008, Damascus Centre, LLC, a 70% owned affiliate of FREIT, closed on a $27.3 million construction loan that is available to fund already expended and future construction costs. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option. On February 8, 2012, FREIT exercised its option to extend the loan 12 months. The construction loan is now due February 8, 2013. FREIT has guaranteed 30% of the loan, and the minority interests, who have a 30% investment in Damascus Centre, LLC, have agreed to indemnify FREIT for their share of the guarantee. Through February 29, 2012, draws against this loan were charged interest at the BBA LIBOR daily floating rate plus 135 basis points. As a result of exercising the twelve (12) month loan extension option, the interest rate was converted to a fixed rate. Effective March 1, 2012, the new interest rate is fixed at 3.32%, which is 150 basis points over the 10 year Treasury rate. As of July 31, 2012, the outstanding balance on the construction loan is $14.7 million. We intend to refinance this construction loan with permanent financing prior to its February 8, 2013 due date. We expect this development project to add to revenues, income, cash flow, and shareholder value.

Index

At July 31, 2012, FREIT’s aggregate outstanding mortgage debt was $200.9 million and bears a weighted average interest rate of 5.32%, and an average life of approximately 3.76 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2012	2013	2014	2016	2017	2018	2019	2021	2022
(In millions)
Mortgage "Balloon" Payments	$2.8	$41.8	$9.4	$24.5	$22.0	$5.0	$45.2	$19.1	$14.4

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2012 and October 31, 2011:

	July 31,	October 31,
($ in Millions)	2012	2011

Fair Value	$216.0	$213.9

Carrying Value	$200.9	$203.3

Fair values are estimated based on market interest rates at July 31, 2012 and October 31, 2011 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2012, a 1% interest rate increase would reduce the fair value of our debt by $8.8 million, and a 1% decrease would increase the fair value by $9.4 million.

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

FREIT also has interest rate exposure on its floating rate loan. Currently, FREIT has $19.1 million in floating rate loan outstanding, which relates to the acquisition loan for The Rotunda.. As of March 1, 2012, the Damascus construction loan was converted to a fixed rate loan. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $191,000.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to our shareholders.

Index

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO, which is a non-GAAP financial measure, as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In thousands, except per share)		(In thousands, except per share)
Net income	$3,438	$4,887	$(891)	$1,834
Depreciation	4,600	4,531	1,555	1,528
Amortization of deferred leasing costs	193	215	71	72
Deferred rents (Straight lining)	(7)	(162)	3	(72)
Amortization of acquired leases	(5)	18	7	6
Under market lease amortization re: Giant
lease termination	(1,344)	—	—	—
Deferred project cost write-off	3,726	—	2,236	—
Discontinued operations	(275)	(207)	(123)	(74)
Capital Improvements - Apartments	(507)	(367)	(190)	(228)
Distributions to noncontrolling interests	(745)	(1,144)	(240)	(380)
FFO	$9,074	$7,771	$2,428	$2,686
Per Share - Basic	$1.31	$1.12	$0.35	$0.39
Weighted Average Shares Outstanding	6,942	6,942	6,942	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2012. There has been no change in FREIT’s internal control over financial reporting during the three months ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statement of equity; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 10, 2012
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

Page 22