Form 10-K
period 2012-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2013-01-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $99 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2012, the last business day of the registrant’s most recently completed second quarter.

As of January 14, 2013, the number of shares of beneficial interest outstanding was 6,942,143

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be held on April 4, 2013 are incorporated by reference in Part III of this Annual Report.

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

Fiscal Year 2012 Developments

(i)	FINANCING
(a)	The expansion and rebuilding of the Damascus Shopping Center, located in Damascus, Maryland (the “Damascus Center”) and owned by Damascus Centre, LLC, a 70% owned affiliate of FREIT, was completed in November 2011. The total capital required for this project, including tenant improvements, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the aggregate amount of approximately $3.2 million. The construction loan, including the exercise of a one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over the next 36 month period, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes.

(b)	The $19.1 million mortgage loan (as amended) on FREIT’s Rotunda property matures on February 1, 2013. It is the Company’s intent to negotiate an extension of this loan, until construction financing for the development of the Rotunda property can be put in place (see below). This extension may require an additional principal payment in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. As part of the terms of a prior extension of the maturity date of this loan, the loan was further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. The terms of this loan were restructured when the maturity date of the loan was extended. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. In order to meet the bank’s annual debt service coverage ratio requirement, a principal payment of $110,000 was made in February 2012. As of October 31, 2012, a balance of approximately $19.1 million was outstanding. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. (See Notes 5 and 8 to FREIT’s consolidated financial statements.)
(c)	FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. As of October 31, 2012, $18 million was available under the line of credit, and no amount is outstanding. FREIT is in the process of actively marketing for sale the Palisades Manor Apartments and the Grandview Apartments. Since these properties are being used as collateral for the $18 million line of credit, their ultimate sale would reduce FREIT’s line of credit with Provident Bank to $13 million. FREIT does not anticipate that the reduction in the line of credit will affect its ability to cover mandatory debt service payments, make capital improvements, and pay dividends required to maintain its status as a REIT.
(ii)

    CONSTRUCTION

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases, with the final phase being completed in November 2011. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Funding for this project was made available under a construction loan facility and advances by FREIT (see above). Because of this expansion, leases for certain tenants were allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of each of the three phases, certain tenant leases have been renewed and occupancy is beginning to increase.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The original building plans incorporated an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project were expected to approximate $200 million. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. As of October 31, 2012, the Company has incurred approximately $8.0 million of pre-development costs, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project (see discussion below). During Fiscal 2012, the original plans for the Rotunda redevelopment project were revised, primarily attributable to the Giant lease termination and related termination agreement. (See Competitive Condition: (C) Renewal of Leases and Reletting of Space for more details.) As a result, we will not be required to construct a lower level Giant supermarket as part of the redevelopment plans at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property.

As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center, the results for Fiscal 2012, include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in the future development plans for the Rotunda shopping center, specifically the impact that the Giant portion of the project had on the design fees incurred to date and included in Construction in Progress (“CIP”). The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. The revised building plans incorporate an expansion of approximately 115,000 square feet of retail space, approximately 350 residential rental apartments, and structured parking. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs that had been included in CIP were no longer deemed to have any utility, and were written-off in the 3rd Quarter of Fiscal 2012. Due to the revised scope of the development and the improved economic and financing climate, FREIT intends to resume the redevelopment of the Rotunda as revised. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

(iii)    PLANNED DISPOSITION

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of the 251,991 sq. ft. Westridge Square Shopping Center (“Westridge”) located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge, that it would not extend the term of its lease, which expired on October 31, 2011. Giant elected not to renew its lease at Westridge, and FREIT has been actively pursuing the re-leasing of the space vacated by Giant. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. We anticipate that G-Mart will begin operating at the center during the 1st calendar quarter of 2013. (See Note 2 for more details.) FREIT will reevaluate its decision to market Westridge for sale in light of the Giant lease expiration, and the subsequent releasing of the space to G-Mart. See “Segment Information – Commercial Segment” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

On June 3, 2011, FREIT’s Board of Trustees authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. On August 29, 2012, the Heights Manor Apartments in Spring Lake Heights, NJ was sold, and FREIT recognized a net after-tax gain of approximately $7.5 million. (See Note 3 for more details.) It is not possible for management to estimate when a sale of any of the remaining two properties will occur, and therefore, the properties continue to be classified as held for use as of October 31, 2012.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. However, it is still not possible for management to estimate when a sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of October 31, 2012.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2012 is included in Note 12 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2012, FREIT’s real estate holdings included (i) eight (8) apartment buildings or complexes containing 996 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,270,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) four (4) parcels of undeveloped land consisting of approximately 40.37 acres. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

WestFREIT Corp: FREIT owns a 100% membership interest in WestFREIT, which owns Westridge, a 252,000 square foot shopping center in Frederick, MD.

WestFredic LLC: FREIT owns a 100% membership interest in WestFredic, which assumed a $22 million mortgage loan that is secured by Westridge in Frederick, MD.

Employees

On October 31, 2012 FREIT and its subsidiaries had twenty (20) full-time employees and seven (7) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

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

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement renewed on November 1, 2011 for a two-year term and will expire on October 31, 2013. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The salient provisions of the Management Agreement are as follows: FREIT retains Hekemian as the exclusive management and leasing agent for properties which FREIT owned as of April 2002 and for the Preakness Shopping Center acquired on November 1, 2002 by WaynePSC.

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

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT or its affiliates, with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees (“Board”) approved, in general, development fee arrangements for the development services to be performed at the Rotunda (owned by Grande Rotunda, LLC), and the Damascus Center (owned by Damascus Centre, LLC). These fees will be payable to Hekemian Development Resources LLC (“Resources”), a wholly owned affiliate of Hekemian. Definitive agreements for the development services to be performed at the Rotunda and the Damascus Center have been executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $84.6 million (as may be modified, and less the amount of $3 million previously paid to Hekemian for the Rotunda project). In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million, subject to the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase; and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project. The fee for the redevelopment of the Damascus Center to be equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). The minority ownership interests of Grande Rotunda, LLC and Damascus Centre, LLC are owned by Rotunda 100, LLC and Damascus 100, LLC, which are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. (See Note 8 to FREIT’s consolidated financial statements.)

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2012, FREIT’s aggregate outstanding mortgage debt was $200.4 million with an average interest cost on a weighted average basis of 5.37%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2012 with respect to each of these properties.

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

As at October 31, 2012 the following table lists the ten (10) largest commercial tenants, which account for approximately 53.6% of FREIT’s leased commercial rental space and 36.7% of fixed commercial rents.

Tenant	Center	Sq. Ft.
Burlington Coat Factory	Westridge Square	85,992
Kmart Corporation	Westwood Plaza	84,254
Macy's Federated Department Stores, Inc.	Preakness	81,160
Pathmark Stores Inc.	Patchoque	63,932
Stop & Shop Supermarket Co.	Preakness	61,020
Safeway Stores Inc.	Damascus Center	58,358
Stop & Shop Supermarket Co.	Franklin Crossing	48,673
TJ MAXX	Westwood Plaza	28,480
T-Bowl Inc.	Preakness	27,195
Fitness World Golden Mile	Westridge Square	20,680

(C)	Renewal of Leases and Reletting of Space

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

There were no other material lease expirations during Fiscal 2012 and Fiscal 2011.

There are no material lease expirations expected during Fiscal 2013.

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

Prior to its purchase, in November 2002, by Wayne PSC, a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former Dry Cleaner tenant.

The seller of the center to Wayne PSC is in the process of performing the remedial work in accordance with the requirements of the NJDEP. Additionally, the seller has escrowed the estimated cost of the remediation and has purchased a cap-cost insurance policy covering any expenses over and above the estimated cost.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. Despite projected weak European economic growth, the economies of China and other emerging markets are expected to gain momentum, and should positively affect the U.S. economy. The following U.S. developments and factors are also positive: (a) the housing market is expected to improve and drag along ancillary services; (b) inflation is expected to remain in check; (c) consumer spending should be modestly higher in 2013; (d) private sector employment is expected to grow steadily; and (e) credit availability has improved. These factors should slowly aid economic growth in the United States.

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

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions. The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT’s income and cash flow and adversely affect our ability to pay mortgage debt and interest or make distributions to our shareholders. FREIT is currently in the process of actively pursuing the re-leasing of the space at The Rotunda that was vacated by Giant as of April 2012, and has re-leased a portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square property to G-Mart, an international grocery chain. G-Mart is scheduled to begin operations at the center during the 1st calendar quarter of 2013.

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

As of October 31, 2012, FREIT had approximately $166.3 million of non-recourse mortgage debt subject to fixed interest rates, and $34.1 million of partial recourse mortgage debt subject to variable interest rates ($19.1 million relates to the acquisition of the Rotunda property, and $15.0 million relates to the Damascus Center redevelopment project; See Part 1; Item 1(a)(i) Financing). These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. In order to meet the bank’s annual debt service coverage ratio requirement, a principal payment of $110,000 was made on the loan in February 2012. It is the Company’s intent to negotiate another one year extension of this loan, which would extend the loan until February 1, 2014. This extension may require an additional principal payment in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. To the extent we are unable to refinance our indebtedness on acceptable terms, we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $18 million credit line (of which $18 million was available as of October 31, 2012), and our Grande Rotunda acquisition mortgage loan, contain financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

Failure of banking and financing institutions: Banking and financing institutions such as insurance companies provide FREIT with credit lines and construction financing. The credit lines available to FREIT may be used for a variety of business purposes, including general corporate purposes, acquisitions, construction, and letters of credit. Construction financing enables FREIT to develop new properties, or renovate or expand existing properties. A failure of the banking institution making credit lines available may render the line unavailable and adversely affect FREIT’s liquidity, and negatively impact our operations in a number of ways. A failure of a financial institution unable to fund its construction financing obligations to FREIT may cause the construction to halt or be delayed. Substitute financing may be significantly more expensive, and construction delays may subject FREIT to delivery penalties.

Failure of insurance carriers: FREIT’s properties are insured against unforeseen liability claims, property damages, and other hazards. The insurance companies FREIT uses have good ratings at the time the policies are put into effect. Financial failure of our carriers may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on FREIT’s financial condition. In addition, a failure of a FREIT insurance carrier may cause FREIT’s insurance renewal or replacement policy costs to increase.

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

Residential Apartment Properties as of October 31, 2012:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/12	Average Monthly Rent per Unit @ 10/31/12	Average Monthly Rent per Unit @ 10/31/11	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Palisades Manor (1)	1962	12	96.8%	$1,143	$1,141	None	$70
Palisades Park, NJ

Grandview Apts. (1)	1964	20	96.9%	$1,143	$1,136	None	$115
Hasbrouck Heights, NJ

Berdan Court	1965	176	95.3%	$1,455	$1,412	$19,248	$1,552
Wayne, NJ

Hammel Gardens	1972	80	93.6%	$1,265	$1,234	$4,079	$675
Maywood, NJ

Steuben Arms	1975	100	97.4%	$1,284	$1,261	$5,655	$1,021
River Edge, NJ

Westwood Hills (2)	1994	210	96.4%	$1,489	$1,467	$22,774	$10,898
Westwood Hills, NJ

Pierre Towers (3)	2004	269	93.9%	$1,909	$1,867	$32,364	$41,377
Hackensack, NJ

Boulders (4)	2006	129	94.5%	$1,744	$1,732	$18,828	$17,922
Rockaway, NJ

(1) Security for draws against FREIT's Credit Line.

(2) FREIT owns a 40% equity interest in Westwood Hills. See "Investment in Subsidiaries".

(3) Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.

(4) Construction completed in August 2006 on land acquired in 1963 / 1964.

Commercial Properties as of October 31, 2012:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/12	Average Annualized Rent per Sq. Ft. @ 10/31/12	Average Annualized Rent per Sq. Ft. @ 10/31/11	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,800	100.0%	$23.20	$23.20	None (1)	$76

Franklin Crossing	1966 (2)	87,041	98.3%	$24.61	$23.18	None (1)	$7,958
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	99.0%	$13.46	$13.15	$8,032	$8,969
Westwood, NJ

Westridge Square (3)	1992	251,991 (10)	72.2%	$13.65	$13.00	$22,000	$17,432
Frederick, MD

Pathmark Super Store	1997	63,962	100.0%	$20.62	$19.99	$5,623 (7)	$7,599
Patchogue, NY

Preakness Center (4)	2002	322,136	93.3%	$13.73	$13.11	$27,697	$28,184
Wayne, NJ

Damascus Center (5)	2003	150,000	61.0%	$18.45	$19.25	$15,050 (8)	$30,073
Damascus, MD
				.	.
The Rotunda (6)	2005	216,645 (11)	74.3%	$19.40	$18.69	$19,070	$36,489
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$165
		Landlease

Rochelle Park, NJ	2007	1 Acre	N/A	N/A	N/A	None (9)	$2,375
		Landlease

(1) Security for draws against FREIT's Credit Line.

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,041 sq. ft. center that opened in October 1997.

(3) FREIT owns a 100% interest in WestFREIT Corp, that owns the center.

(4) FREIT owns a 40% equity interest in WaynePSC, that owns the center.

(5) FREIT owns a 70% equity interest in Damascus Centre, LLC, that owns the center. Major renovation and expansion project completed November 1, 2011.

(6) FREIT owns a 60% equity interest in Grande Rotunda, LLC, that owns the center.

(7) Effective January 1, 2013, interest rate on loan was renegotiated to a fixed rate of 4.5%. All other terms of the loan remain unchanged.

(8) On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with a new mortgage loan in the amount of $20 million, bearing a floating rate equal to 210 basis points over the BBA LIBOR, and will mature on January 3, 2023.

(9) Security for Rotunda $19.5 million acquisition loan.

(10) Giant supermarket, which leases 55,330 sq ft, elected not to extend their lease as of November 1, 2011.

(11) Giant supermarket, which leases 35,994 sq ft, vacated their space in April 2012, and mutually agreed to continue to make payments under the terms of their lease through March 15, 2015.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2012 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	46	192,066	18.4%	$2,510,386	$13.07
2013	29	99,199	9.5%	$1,905,315	$19.21
2014	25	56,136	5.4%	$723,319	$12.89
2015	18	76,759	7.4%	$1,523,719	$19.85
2016	20	117,464	11.3%	$2,079,566	$17.70
2017	15	142,750	13.7%	$1,884,085	$13.20
2018	14	38,875	3.7%	$901,571	$23.19
2019	5	88,509	8.5%	$428,100	$4.84
2020	3	8,996	0.9%	$185,551	$20.63
2021	10	24,827	2.4%	$595,502	$23.99
2022	1	63,932	6.1%	$1,278,640	$20.00

Land Under Development and Vacant Land as of October 31, 2012:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27

Wayne, NJ	2002	None	Commercial	2.1

Rockaway, NJ	1964	None	Residential	1.0

So. Brunswick, NJ	1964	Principally leased	Industrial	33.0
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

FREIT and its subsidiaries’ commercial properties have sixteen (16) anchor/major tenants, which account for approximately 57.5% of the space leased. The balance of the space is leased to one hundred and sixty nine (169) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leaseable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants
Westridge Square	(SC)	251,991	Burlington Coat Factory	25
Frederick, MD (1)
Franklin Crossing	(SC)	87,041	Stop & Shop	21
Franklin, Lakes, NJ
Westwood Plaza	(SC)	173,854	Kmart Corp	21
Westwood, NJ			TJMaxx
Preakness Center (2)	(SC)	322,136	Stop & Shop	38
Wayne, NJ			Macy's
			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (3)	(SC)	150,000	Safeway Stores	13
Damascus, MD
The Rotunda (4)	(O)	138,276	Clear Channel Broadcasting	44
Baltimore, MD			US Social Security Office

	(SC)	78,369	Horizon Cinema	6
			Rite Aid Corporation
Patchogue, NY	(SC)	63,962	Pathmark	—
Glen Rock, NJ	(SC)	4,800	Chase Bank	1
(1) Giant Food of Maryland vacated in May 2011, but continued to pay rent through 10/31/2011.
(2) FREIT has a 40% interest in this property.
(3) FREIT has a 70% interest in this property.
(4) FREIT has a 60% interest in this property. Giant Food of Maryland vacated in April 2012, but mutually agreed to continue to pay rent in accordance with lease terms through 5/31/2015.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, FREIT’s commercial properties averaged 83.7%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). For Fiscal 2011, the “economic” occupancy rate (based upon the payment of rent for leased space) was 89.6%, while the actual physical occupancy rate was 87.9%. The difference between economic and physical occupancy for Fiscal 2011 was primarily attributable to the vacancy created at Westridge resulting from Giant vacating its premises in May 2011, while continuing to pay rent in accordance with its lease through the expiration of the lease on October 31, 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”), an international grocery chain, for a significant portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square property. G-Mart is scheduled to begin operations at the center during the 1st calendar quarter of 2013.

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 95.03% occupancy rate with respect to FREIT’s available apartment units.

FREIT does not believe that any seasonal factors materially affect FREIT’s business operations and the leasing of its commercial and apartment properties.

FREIT believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

ITEM 3	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which FREIT is a party, or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT's business including various tenancy and related matters. Except for the environmental conditions involving remediation disclosed in “Item 1(c) Narrative Description of Business - Impact of Governmental Laws and Regulations on Registrant’s Business; Environmental Matters,” there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR FREIT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 14, 2013, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2012
First Quarter	$21.00	$21.00
Second Quarter	$18.60	$19.40
Third Quarter	$16.90	$16.90
Fourth Quarter	$18.00	$17.25

	Bid	Asked
Fiscal Year Ended October 31, 2011
First Quarter	$16.90	$20.50
Second Quarter	$16.70	$16.70
Third Quarter	$19.00	$23.50
Fourth Quarter	$20.25	$20.25

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, LLC members of the New York Stock Exchange and other national securities exchanges.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2012 and Fiscal 2011, FREIT paid or declared aggregate total dividends of $1.10 and $1.20 per share, respectively, to the holders of Shares.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2012 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2012	2011	2010	2009	2008
	(In thousands of dollars)
Total Assets	$242,300	$243,220	$245,128	$251,851	$241,756
Mortgage Loans	$200,420	$203,275	$204,604	$202,260	$192,352
Common Equity	$17,564	$13,850	$16,802	$20,722	$23,561
Weighted average shares outstanding:
Basic	6,942	6,942	6,942	6,944	6,835

INCOME STATEMENT DATA:
Year Ended October 31,	2012	2011	2010	2009	2008
	(In thousands of dollars, except per share amounts)
Revenue:
Revenue from real estate operations	$42,524	$43,046	$43,115	$41,487	$41,340
Income relating to early lease termination	2,950	—	—	—	—
Total revenue	45,474	43,046	43,115	41,487	41,340
Expenses:
Real estate operations	18,192	17,652	18,158	17,150	16,587
General and administrative expenses	1,624	1,543	1,567	1,652	1,542
Deferred project cost write-off	3,726	—	—	—	—
Depreciation	6,186	6,070	5,996	5,813	5,563
Totals	29,728	25,265	25,721	24,615	23,692

Operating income	15,746	17,781	17,394	16,872	17,648

Investment income	173	101	122	221	554
Interest expense including amortization of deferred financing costs *	(11,704)	(11,452)	(13,608)	(10,634)	(11,338)
Income from continuing operations	4,215	6,430	3,908	6,459	6,864
Discontinued operations:
Income from discontinued operation	253	283	223	214	313
Gain on sale of discontinued operation, net of tax	7,528	—	—	—	—
Net income	11,996	6,713	4,131	6,673	7,177
Net (income) loss attributable to noncontrolling interests of subsidiaries	(645)	(1,335)	280	(1,121)	(1,138)
Net income attributable to common equity	$11,351	$5,378	$4,411	$5,552	$6,039

* In 2010, includes $2.1 million prepayment penalty on early debt extinguishment.

Basic earnings per share:
Continuing operations	$0.52	$0.73	$0.61	$0.77	$0.83
Discontinued operations	1.12	0.04	0.03	0.03	0.05
Net income	$1.64	$0.77	$0.64	$0.80	$0.88

Cash Dividends Declared Per Common Share	$1.10	$1.20	$1.20	$1.20	$1.20

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The economic and financial environment: Despite projected weak European economic growth, the economies of China and other emerging markets are expected to gain momentum, and should positively affect the U.S. economy. The following U.S. developments and factors are also positive: (a) the housing market is expected to improve and drag along ancillary services; (b) inflation is expected to remain in check; (c) consumer spending should be modestly higher in 2013; (d) private sector employment is expected to grow steadily; and (e) credit availability has improved. These factors should slowly aid economic growth in the United States.

Residential Properties: Occupancy and rental rates in our areas of operation are on the up swing, reflecting the increasing preference towards rental housing. The speed of recovery at our residential properties will likely mirror job growth and reduced unemployment in our areas of operation.

Commercial Properties: The retail outlook, while still challenged, has shown improvement in consumer spending over the past year and this improvement is expected to continue into 2013 and mirror increased discretionary spending. This should bode well for the commercial segment.

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. As of November 2011, the expansion and renovation of the Damascus Center was completed. On July 24, 2012, the FREIT Board of Trustees approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. It is expected that development and construction at the Rotunda will commence during calendar 2013.

Debt Financing Availability: The dislocations in the credit markets seemed to have abated. Financing for development projects has become more available. As a result, FREIT intends to resume the redevelopment of the Rotunda project.

Operating Cash Flow and Dividend Distributions: We expect that cash provided by net operating income will be adequate to cover mandatory debt service payments (excluding balloon payments), necessary capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income). Until the economic climate indicates that a change is appropriate, it is FREIT’s intention to maintain its quarterly dividend at level not less than that required to maintain its REIT status for Federal income tax purposes.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2012 and October 31, 2011, and for the years ended October 31, 2012, 2011 and 2010. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Adopted and recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies for fiscal years, and interim periods within those years beginning on or after June 15, 2012. The adoption of this guidance is not expected to have any impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of comprehensive income and its components in the financial statements. The new guidance only affects the presentation of comprehensive income, and not the components that must be reported therein. The standard takes effect for public companies effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this guidance is not expected to have any impact on our financial statements.

Results of Operations:

Fiscal Years Ended October 31, 2012 and 2011

Summary revenues and net income for the fiscal years ended October 31, 2012 (“Fiscal 2012”) and October 31, 2011 (“Fiscal 2011”) are as follows:

	Years Ended October 31,
	2012	2011	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$23,398	$24,334	$(936)
Residential properties	19,126	18,712	414
Total real estate revenues	42,524	43,046	(522)

Operating expenses:
Real estate operations	18,192	17,652	540
General and administrative	1,624	1,543	81
Deferred project cost write-off, net of income
relating to early lease termination	776	—	776
Depreciation	6,186	6,070	116
Total operating expenses	26,778	25,265	1,513
Operating income	15,746	17,781	(2,035)

Investment income	173	101	72

Financing costs	(11,704)	(11,452)	(252)
Income from continuing operations	4,215	6,430	(2,215)

Income from discontinued operation	253	283	(30)
Gain on sale of discontinued operation, net of tax	7,528	—	7,528
Net income	11,996	6,713	5,283

Net income attributable to noncontrolling
interests in subsidiaries	(645)	(1,335)	690
Net income attributable to common equity	$11,351	$5,378	$5,973

Earnings per share:
Continuing operations	$0.52	$0.73	$(0.21)
Discontinued operations	1.12	0.04	1.08
Net income attributable to common equity	$1.64	$0.77	$0.87

Weighted average shares outstanding:
Basic	6,942	6,942

Net Income attributable to common equity (“net income common equity”) for the year ended October 31, 2012 (“Fiscal 2012”) was $11,351,000, or $1.64 per share, compared to $5,378,000, or $0.77 per share for the year ended October 31, 2011 (“Fiscal 2011”). Net income common equity for Fiscal 2012 included $7,528,000 of net after-tax gains from the sale of real estate. Additionally, Fiscal 2012 included certain other items that affect comparability, which are listed in the schedule above. Adjusting net income for the net gains from the sale of real estate and the other comparability items, net income for Fiscal 2012 was $4,346,000, or $0.63 per share, compared to $5,095,000 or $0.73 per share for Fiscal 2011. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2012 and 2011:

NET INCOME COMPONENTS
	Years Ended October 31,
	2012	2011	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$13,872	$14,773	$(901)

Residential properties	10,460	10,621	(161)
Total income from real estate operations	24,332	25,394	(1,062)

Financing costs:
Fixed rate mortgages	(9,954)	(10,053)	99
Floating rate - Rotunda & Damascus	(1,176)	(938)	(238)
Corporate interest	(574)	(461)	(113)
Total financing costs	(11,704)	(11,452)	(252)

Investment income	173	101	72

General & administrative expenses:
Accounting fees	(482)	(478)	(4)
Legal & professional fees	(105)	(87)	(18)
Trustee fees	(542)	(517)	(25)
Corporate expenses	(495)	(461)	(34)
Total general & administrative expenses	(1,624)	(1,543)	(81)

Deferred project cost write-off, net of income
relating to early lease termination	(776)	—	(776)
Depreciation	(6,186)	(6,070)	(116)

Income from continuing operations	4,215	6,430	(2,215)

Income from discontinued operation	253	283	(30)
Gain on sale of discontinued operation, net of tax	7,528	—	7,528
Net income	11,996	6,713	5,283
Net income attributable to noncontrolling interests
in subsidiaries	(645)	(1,335)	690

Net income attributable to common equity	$11,351	$5,378	$5,973

SEGMENT INFORMATION

The following table sets forth comparative operating data related to continuing operations for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2012	2011	$	%	2012	2011	$	%	2012	2011
	(in thousands)				(in thousands)				(in thousands)
Rental income	$18,090	$18,560	$(470)	-2.5%	$18,772	$18,398	$374	2.0%	$36,862	$36,958
Reimbursements	4,843	5,374	(531)	-9.9%	—	—	—		4,843	5,374
Other	450	183	267	145.9%	354	314	40	12.7%	804	497
Total revenue	23,383	24,117	(734)	-3.0%	19,126	18,712	414	2.2%	42,509	42,829

Operating expenses	9,526	9,561	(35)	-0.4%	8,666	8,091	575	7.1%	18,192	17,652
Net operating income	$13,857	$14,556	$(699)	-4.8%	$10,460	$10,621	$(161)	-1.5%	24,317	25,177
Average
Occupancy %	83.7%	87.9%		-4.2%	95.2%	95.3%		-0.1%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	17	242
Amortization of acquired leases	(2)	(25)
Investment income	173	101
General and administrative expenses	(1,624)	(1,543)
Depreciation	(6,186)	(6,070)
Deferred project cost write-off, net of
income relating to early termination fee	(776)	—
Financing costs	(11,704)	(11,452)
Income from continuing operations	4,215	6,430
Income from discontinued operation	253	283
Gain on sale of discontinued operation, net of tax	7,528	—
Net income	11,996	6,713
Net income attributable to noncontrolling interests	(645)	(1,335)
Net income attributable to common equity	$11,351	$5,378

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

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,132,000 sq. ft. of retail space and 138,000 sq. ft. of office space for Fiscal 2012. Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One is from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who has built and operates a bank branch on land FREIT owns in Rochelle Park, NJ.

As indicated in the table above under the caption “Segment Information”, total rental revenue and NOI from FREIT’s commercial segment for Fiscal 2012 decreased by 3.0% and 4.8%, respectively, as compared to Fiscal 2011. The primary reasons for the decrease in revenue for Fiscal 2012 were Giant vacating its space at the Westridge Square shopping center (see discussion below), and higher real estate taxes at the Damascus Center, a portion of which could not be billed back to the tenants, since the center is not fully occupied, offset in part by $300,000 in easement income recognized by the Franklin Crossing shopping center, in Franklin Lakes, NJ during the 4th quarter of Fiscal 2012.

The retail outlook, while still challenged, has shown improvement in consumer spending over the past year and this improvement is expected to continue into 2013 and mirror increased discretionary spending. This should bode well for the commercial segments.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center in April 2012, the results for Fiscal 2012 include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in development plans for the Rotunda, specifically the write-off of the design fees relating to the Giant portion of the project incurred to date and included in CIP. The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges, and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs included in CIP were no longer deemed to have any utility, and were also written-off in the 3rd Quarter of Fiscal 2012.

At Westridge Square, a major tenant, Giant, elected not to extend its lease beyond October 31, 2011, and vacated its space at the center during May 2011. Since Giant vacated its space at Westridge Square, FREIT has been endeavoring to re-lease the space to a new tenant or tenants that would enhance the shopping experience at Westridge Square. However, no rent has been generated from the space since November 1, 2011. This vacancy has adversely affected Westridge Square’s operating results, resulting in revenue reductions for the Westridge Square property of approximately 26% for Fiscal 2012. The impact on FREIT’s per share earnings for Fiscal 2012 is approximately $0.09 per share. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart manages an international grocery store chain, and the operation of a G-Mart International Foods store at Westridge Square is expected to complement other retailers in the center and be a welcome addition to the surrounding neighborhood. FREIT expects to incur leasing costs and tenant improvement costs associated with the lease to G-Mart. We anticipate that G-Mart will begin operating at the center during the 1st calendar quarter of 2013. Approximately 15,000 square feet of space previously occupied by Giant remains vacant.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. However, it is still not possible for management to estimate when a sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of October 31, 2012.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of October 31, 2012, approximately 80% of the space at the Damascus Center is leased or under letters-of-intent, and 72% of the space is occupied.

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The redevelopment resulted in an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase I began in June 2007, and was completed in June 2008, at a cost of approximately $6.2 million, of which $1.1 million related to tenant improvements. Phase II, which comprised the new Safeway supermarket, began in December 2008, and was completed in September 2009, at a cost of approximately $9.8 million. Phase III construction which began in June 2011, was completed as of November 2011 at a cost of approximately $6.4 million. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Total construction costs were funded from a $27.3 million construction loan entered into on February 12, 2008. As a result of a reevaluation of the future funding needs for this project, on May 6, 2010, Damascus Centre, LLC reduced the amount of the construction loan facility to $21.3 million. The construction loan is secured by the shopping center owned by Damascus Centre, LLC. This loan was drawn upon as needed to fund construction costs at the Damascus Center. As of October 31, 2012, Damascus Centre, LLC drew down $15.0 million of this loan to cover construction costs. Because of this expansion, leases for certain tenants were allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of each of the three phases, certain tenant leases have been renewed and occupancy is beginning to increase. As of October 31, 2012, approximately 80% of the space at the Damascus Center is leased or under letters-of-intent, and 72% of the space is occupied. On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with a long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over the next 36 month period, and the amount available will depend on future leasing at the shopping center. The new loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR, and the loan will mature on January 3, 2023 (See Liquidity and Capital Resources for more detail).

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The original building plans incorporated an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project were expected to approximate $200 million. As of October 31, 2012, approximately $8.0 million has been incurred for planning and feasibility studies, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project (see discussion under Commercial Segment above). Due to the difficult economic environment, FREIT placed the Rotunda redevelopment activity on hold during the fourth quarter of Fiscal 2008. During Fiscal 2012, the original plans for the Rotunda redevelopment project were revised, primarily attributable to the Giant lease termination and related termination agreement. (See discussion under Commercial Segment above.) As a result, we will not be required to construct a lower level Giant supermarket as part of the redevelopment plans at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property.

In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. The capital investment related to the revised redevelopment plans at the Rotunda is estimated at approximately $100 million, which is a significant reduction from the $200 million estimated for the original development plans. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing. Due to the revised scope of the development and the improved economic and financing climate, FREIT intends to resume the redevelopment of the Rotunda as revised.

RESIDENTIAL SEGMENT

FREIT operates nine (8) multi-family apartment communities totaling 996 apartment units. As indicated in the table above, total rental revenue from FREIT’s residential segment for Fiscal 2012 reflected an increase of 2.2% over Fiscal 2011. The increase in total revenue for Fiscal 2012 is primarily attributable to higher base rental income at many of our residential properties. NOI for Fiscal 2012 decreased 1.5% from Fiscal 2011. The primary reasons for the decrease in NOI were higher real estate taxes at our residential properties for the current year, and a $235,000 insurance recovery relating to storm damages incurred and expensed during Fiscal 2011 at FREIT’s Pierre Towers apartment complex. The insurance recovery has been recorded as an offset within operating expenses. The increases in real estate taxes along with last year’s insurance recovery, more than offset the positive increase in rental revenue for Fiscal 2012. Average occupancy for Fiscal 2012 remained relatively level with occupancy levels for Fiscal 2011.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2012 and Fiscal 2011 period were $1,643 and $1,613, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $196,000 and $187,000, respectively.

On August 29, 2012, FREIT closed on its contract for the sale of the Heights Manor Apartments in Spring Lake Heights, NJ and recognized a gain of $9.5 million from the sale ($7.5 million after-tax). In addition, FREIT was required to pay off the related mortgage loan on the Heights Manor property in the amount of approximately $2.8 million from the proceeds of the sale. In compliance with current accounting guidance, the gain on the sale, as well as the earnings of the Heights Manor operation are classified as discontinued operations in the accompanying income statements for all periods presented.

FREIT continues to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, and the Grandview Apartments in Hasbrouck Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. It is not possible for management to estimate when a sale of any of these properties will occur, and therefore, the properties continue to be classified as held for use as of October 31, 2012.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, and air conditioning system replacement) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. The parking structure restoration project at The Pierre is expected to be completed within the next year, at a cost of approximately $600,000. In addition, we are in the planning stages of a major project to replace the current air conditioning system at The Pierre, which is expected to be completed within the next 2 years, at an estimated cost of $1.5 million. These costs are being financed from operating cash flow and cash reserves. Through October 31, 2012, approximately $5.3 million was expended at The Pierre for these capital improvements, of which approximately $698,000 related to Fiscal 2012.

FINANCING COSTS

Financing costs are summarized as follows:

	Years Ended October 31,
	2012	2011
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$9,436	$9,592
2nd Mortgages
Existing	150	156
Variable rate mortgages:
Acquisition loan-Rotunda	779	775
Construction loan-Damascus	397	163
Other	574	461
	11,336	11,147
Amortization of Mortgage Costs	368	305
Financing costs expensed	$11,704	$11,452

Total financing costs for Fiscal 2012 increased 2.2%, as compared to Fiscal 2011. The primary reason for the increase was an increase in the interest rate for the Damascus construction loan.

INVESTMENT INCOME

Investment income for Fiscal 2012 increased 71.3% to $173,000, as compared to the comparable prior year’s period. The primary reason for the significant increase in investment income for the current year was the recognition of interest income related to the discounting of the Giant lease termination fee at the Rotunda. (See Commercial Segment disclosure above.) Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2012, G & A was $1,624,000, as compared to $1,543,000 for the prior year’s period. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees. The increase for Fiscal 2012 was primarily attributable to increases in Trustee fees, legal and professional fees, and an increase in office expenses.

DEPRECIATION

Depreciation expense for Fiscal 2012 was $6,186,000, as compared to $6,070,000 for the prior year’s period. The increase was primarily attributable to the Damascus Center redevelopment project becoming operational, in addition to current renovation and capitalized tenant improvements becoming operational in Fiscal 2012.

Results of Operations:

Fiscal Years Ended October 31, 2011 and 2010

Summary revenues and net income for Fiscal 2011 and for the fiscal year ended October 31, 2010 (“Fiscal 2010”) are as follows:

	Years Ended October 31,
	2011	2010	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$24,334	$24,923	$(589)
Residential properties	18,712	18,192	520
Total real estate revenues	43,046	43,115	(69)

Operating expenses:
Real estate operations	17,652	18,158	(506)
General and administrative	1,543	1,567	(24)
Depreciation	6,070	5,996	74
Total operating expenses	25,265	25,721	(456)
Operating income	17,781	17,394	387

Investment income	101	122	(21)

Financing costs	(11,452)	(13,608)	2,156
Income from continuing operations	6,430	3,908	2,522

Income from discontinued operation	283	223	60
Net income	6,713	4,131	2,582

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(1,335)	280	(1,615)
Net income attributable to common equity	$5,378	$4,411	$967

Earnings per share:
Continuing operations	$0.73	$0.61	$0.12
Discontinued operations	0.04	0.03	0.01
Net income attributable to common equity	$0.77	$0.64	$0.13

Weighted average shares outstanding:
Basic	6,942	6,942

Total real estate revenue for Fiscal 2011 increased slightly to $43,046,000 compared to $43,115,000 for Fiscal 2010. Net income attributable to common equity (“Net Income-Common Equity”) for Fiscal 2011 was $5,378,000 ($0.77 per share basic) compared to $4,411,000 ($0.64 per share basic) for Fiscal 2010. Included in interest expense for Fiscal 2010 was a $2.1 million prepayment penalty related to the early extinguishment of debt and the subsequent debt refinancing at FREIT’s Westwood Hills property. The impact of the prepayment penalty on Net Income-Common Equity for Fiscal 2010 was $840,000 ($0.12 per share basic). The refinancing increased FREIT’s cash reserves by $2.2 million, reduced interest expense on the new loan from 6.6% (weighted-average) to 4.62%, and extended the maturity of the loan 7 years. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2011 and 2010:

NET INCOME COMPONENTS
	Years Ended October 31,
	2011	2010	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$14,773	$15,221	$(448)

Residential properties	10,621	9,736	885
Total income from real estate operations	25,394	24,957	437

Financing costs:
Fixed rate mortgages	(10,053)	(12,264)	2,211
Floating rate - Rotunda & Damascus	(938)	(961)	23
Corporate interest	(461)	(383)	(78)
Total financing costs	(11,452)	(13,608)	2,156

Investment income	101	122	(21)

General & administrative expenses:
Accounting fees	(478)	(582)	104
Legal & professional fees	(87)	(95)	8
Trustee fees	(517)	(530)	13
Corporate expenses	(461)	(360)	(101)
Total general & administrative expenses	(1,543)	(1,567)	24

Depreciation	(6,070)	(5,996)	(74)

Income from continuing operations	6,430	3,908	2,522

Income from discontinued operation	283	223	60
Net income	6,713	4,131	2,582
Net (income) loss attributable to noncontrolling
interests in subsidiaries	(1,335)	280	(1,615)

Net income attributable to common equity	$5,378	$4,411	$967

SEGMENT INFORMATION

The following table sets forth comparative operating data related to continuing operations for FREIT’s real estate segments:

	Commercial					Residential				Combined
	Years Ended					Years Ended				Years Ended
	October 31,			Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2011		2010	$	%	2011	2010	$	%	2011	2010
	(in thousands)					(in thousands)				(in thousands)
Rental income	$18,560		$18,634	$(74)	-0.4%	$18,398	$17,949	$449	2.5%	$36,958	$36,583
Reimbursements	5,374		5,923	(549)	-9.3%	—	—	—		5,374	5,923
Other	183		156	27	17.3%	314	243	71	29.2%	497	399
Total revenue	24,117		24,713	(596)	-2.4%	18,712	18,192	520	2.9%	42,829	42,905

Operating expenses	9,561		9,702	(141)	-1.5%	8,091	8,456	(365)	-4.3%	17,652	18,158
Net operating income	$14,556		$15,011	$(455)	-3.0%	$10,621	$9,736	$885	9.1%	25,177	24,747
Average
Occupancy %	89.6%	(1)	89.8%		-0.2%	95.3%	94.6%		0.7%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	242	240
Amortization of acquired leases	(25)	(30)
Investment income	101	122
General and administrative expenses	(1,543)	(1,567)
Depreciation	(6,070)	(5,996)
Financing costs	(11,452)	(13,608)
Income from continuing operations	6,430	3,908
Income from discontinued operation	283	223
Net income	6,713	4,131
Net loss (income) attributable to noncontrolling interests	(1,335)	280
Net income attributable to common equity	$5,378	$4,411

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

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,132,000 sq. ft. of retail space and 138,000 sq. ft. of office space for Fiscal 2011. Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One is from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who has built and operates a bank branch on land FREIT owns in Rochelle Park, NJ.

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

RESIDENTIAL SEGMENT

FREIT operates nine (9) multi-family apartment communities totaling 1,075 apartment units. As indicated in the table above, total rental revenue and NOI from FREIT’s residential segment for Fiscal 2011 reflected increases of 2.9% and 9.1%, respectively, over Fiscal 2010. The increase in total revenue and NOI for Fiscal 2011 is primarily attributable to higher base rental income at many of our residential properties, overall lower operating costs for the current year, and a $235,000 insurance recovery relating to storm damages incurred and expensed last year at FREIT’s Pierre Towers apartment complex. The insurance recovery has been recorded as an offset within operating expenses. The positive operating results for Fiscal 2011 reflect the upward movement of occupancy levels, as evidenced by average occupancy increasing 0.7% as compared to Fiscal 2010.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2011 and Fiscal 2010 period were $1,613 and $1,587, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $192,000 and $183,000, respectively.

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

FINANCING COSTS

Financing costs are summarized as follows:

	Years Ended October 31,
	2011	2010
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$8,499	$11,195	(2)
New (1)	1,093	36
2nd Mortgages
Existing	156	709	(2)
Variable rate mortgages:
Acquisition loan-Rotunda	775	798
Construction loan-Damascus	163	163
Other	461	383
	11,147	13,284
Amortization of Mortgage Costs	305	324
Financing costs expensed	$11,452	$13,608

(1) Mortgages not in place at beginning of Fiscal 2010.
(2) Includes prepayment penalties of $1,727 and $378 incurred in connection with the refinancing of Westwood Hills' 1st and 2nd mortgages, respectively.

Total financing costs for Fiscal 2011 decreased 15.8%, as compared to Fiscal 2010. The primary reason for the decrease was a $2.1 million prepayment penalty recorded in Fiscal 2010 (as discussed in footnote (2) above.).

INVESTMENT INCOME

Investment income for Fiscal 2011 decreased 17.2% to $101,000, as compared to the comparable prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda LLC, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest). The decrease in investment income was primarily attributable to lower interest income on the Company’s investments in cash and cash equivalents, and lower interest income relative to secured loans made to Hekemian employees in connection with the sale of equity interests in the Rotunda and the Damascus Center, due to lower interest rates.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2011, G & A was $1,543,000, as compared to $1,567,000 for the prior year’s period. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees. The slight decrease for Fiscal 2011 was primarily attributable to decreased accounting fees, offset by an increase in office expense.

DEPRECIATION

Depreciation expense for Fiscal 2011 was $6,070,000, as compared to $5,996,000 for the prior year’s period. The increase was primarily attributable to current renovation and capitalized tenant improvements becoming operational in Fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $13.1 million for Fiscal 2012 compared to $14.8 million for Fiscal 2011. We expect that cash provided by net operating income will be adequate to cover mandatory debt service payments (excluding balloon payments), recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Included in cash provided by investing activities for Fiscal 2012 is approximately $9.9 million in net proceeds related to the sale of FREIT’s Heights Manor Apartments. (See discussion under Residential Segment.)

As at October 31, 2012, we had cash and marketable securities totaling $10.6 million compared to $6.3 million at October 31, 2011.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximate $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of a one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is for $25 million of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over the next 36 month period, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes.

We are planning a major expansion at The Rotunda in Baltimore, MD. During Fiscal 2008, we substantially completed the planning and feasibility studies and expended approximately $8.0 million during this phase. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. During Fiscal 2012, the original plans for the Rotunda redevelopment project were revised, primarily attributable to the Giant lease termination and related termination agreement. As a result, we will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande Rotunda, LLC’s ability to make modifications to the property. This development clears the way for Grande Rotunda, LLC to move forward with the redevelopment planning for this property. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. The capital investment related to the revised redevelopment plan at the Rotunda is estimated at approximately $100 million, which is a significant reduction from the $200 million estimated for the original development plans. As a result of the Giant lease termination and the resulting change in project scope, and the Board’s decision to move forward with the revised development plans, $3.7 million of certain deferred project costs relating to planning and feasibility costs included in CIP were no longer deemed to have any utility, and were written-off in Fiscal 2012. We expect financing for the Rotunda expansion will be, for the most part, from mortgage financing.

As at October 31, 2012, FREIT’s aggregate outstanding mortgage debt was $200.4 million. This debt bears a weighted average interest rate of 5.37%. The mortgages, which have an average life of approximately 3.5 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ in Millions
2013	$27.1	*
2014	$9.4
2016	$24.5
2017	$22.0
2018	$5.0
2019	$45.2
2021	$19.1
2022	$14.4
* Exclusive of $15.0 million related to the October 31, 2012 balance of the Damascus construction loan, due February 2013. On December 26, 2012, Damascus Centre, LLC refinanced its $15.0 million construction loan with a new mortgage loan. The amount of the new loan is $20 million and matures on January 3, 2023.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. It is the Company’s intent to negotiate another one year extension of this loan, which would extend the loan until February 1, 2014. This extension may require an additional principal payment in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. In order to meet the bank’s annual debt service coverage ratio requirement, a principal payment of $110,000 was made in February 2012. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest.

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2012 and 2011:

(In Millions)	October 31, 2012	October 31, 2011
Fair Value	$213.2	$213.9
Carrying Value	$200.4	$203.3

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $8.4 million, and a 1% decrease would increase the fair value by $8.9 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line: FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. As of October 31, 2012, $18 million is available under the line of credit, and no amount is outstanding.

FREIT’s Board of Trustees has authorized management to pursue the sale of the Palisades Manor Apartments and the Grandview Apartments, which currently secure draws on FREIT’s credit line. Since these properties are being used as collateral for the $18 million line of credit, their ultimate sale would reduce FREIT’s line of credit with Provident Bank to $13 million. FREIT’s total contractual obligations under its mortgage loan and construction contracts are as follows:

CONTRACTUAL OBLIGATIONS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$18,700	$2,966	$5,548	$4,688	$5,498
Balloon Payments	166,670	27,054	9,374	46,546	83,696
Total Long-Term Debt	185,370	30,020	14,922	51,234	89,194

Construction Loan (a)	15,050	15,050	—	—	—
Total Contractual Obligations	$200,420	$45,070	$14,922	$51,234	$89,194

(a) Represents draws on construction loan related to Damascus Center redevelopment project. On December 26, 2012, the construction loan was refinanced with a new long-term mortgage loan. The amount of the new loan is $20 million at a floating interest rate equal to 210 basis points over BBA LIBOR. The new loan will mature on January 3, 2023.

Funds From Operations (“FFO”)

Many consider FFO as the standard measurement of a REIT’s performance. We compute FFO as follows:

	For the Years Ended October 31,
	2012	2011	2010
	($ in thousands, except per share amounts)
Net income	$11,996	$6,713	$4,131
Depreciation	6,186	6,070	5,996
Amortization of deferred leasing costs	291	282	284
Deferred rents (Straight lining)	(17)	(242)	(240)
Amortization of acquired leases	2	25	30
Under market lease amortization re:Giant
lease termination	(1,344)	—	—
Project abandonment costs	3,726	—	—
Discontinued operation	(253)	(283)	(223)
Gain on sale of discontinued operation,
net of tax	(7,528)	—	—
Capital Improvements - Apartments	(723)	(433)	(334)
Distributions from operations to noncontrolling interests	(834)	(1,267)	(1,022)*
FFO	$11,502	$10,865	$8,622
Per Share - Basic	$1.66	$1.57	$1.24
Weighted Average Shares Outstanding:
Basic	6,942	6,942	6,942

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

Distributions to Shareholders

Since its inception in 1961, FREIT has elected to be treated as a REIT for Federal income tax purposes. In order to qualify as a REIT, we must satisfy a number of highly technical and complex operational requirements including that we must distribute to our shareholders at least 90% of our REIT taxable income. We anticipate making distributions to shareholders from operating cash flows, which are expected to increase from future growth in rental revenues. Although cash used to make distributions reduces amounts available for capital investment, we generally intend to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends other than capital gains dividends, which are subject to capital gains rates. FREIT’s policy is to pass on at least 90% of its ordinary taxable income to shareholders. FREIT’s taxable income is untaxed at the trust level to the extent distributed to shareholders. FREIT’s dividends of ordinary taxable income will be taxed as ordinary income to its shareholders and FREIT’s capital gains dividends will be taxed as capital gains to its shareholders.

It has been our policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year’s net income and taxable income. The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage of taxable income for those periods.

	Fiscal Year Ended October 31,
	2012	2011	2010
First Quarter	$0.30	$0.30	$0.30
Second Quarter	$0.30	$0.30	$0.30
Third Quarter	$0.30	$0.30	$0.30
Fourth Quarter	$0.20	$0.30	$0.30
Total For Year	$1.10	$1.20	$1.20

		(In thousands of dollars)				Dividends
Fiscal	Per	Total	Ordinary	Capital Gain	Taxable	as a % of
Year	Share	Dividends	Income	Income	Income	Taxable Income
2012	$1.10	$7,637	$2,939	$9,493	$12,432	61.4%
2011	$1.20	$8,330	$6,153	$—	$6,153	135.4%
2010	$1.20	$8,331	$5,128	$—	$5,128	162.5%

As indicated in the table above, FREIT realized capital gain income of $9.5 million in Fiscal 2012, which relates to the sale of its Heights Manor Apartments in Fiscal 2012. FREIT distributed as dividends to its shareholders approximately $5 million of the capital gain. The remaining $4.5 million capital gain was undistributed.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2012. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2012, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2012. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2012 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of FREIT as of and for the year ended October 31, 2012, and our report dated January 14, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ EisnerAmper LLP

New York, New York

January 14, 2013

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and “Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2013.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2013.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2013.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2013.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2013.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 14, 2013	By: /s/ Robert S. Hekemian
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

Signatures	Title	Date
/s/ Robert S. Hekemian	Chairman of the Board and Chief	January 14, 2013
Robert S. Hekemian	Executive Officer (Principal Executive Officer) and Trustee
/s/ Donald W. Barney	President, Treasurer, Chief Financial	January 14, 2013
Donald W. Barney	Officer (Principal Financial / Accounting Officer) and Trustee
/s/ Herbert C. Klein	Trustee	January 14, 2013
Herbert C. Klein
/s/ Ronald J. Artinian	Trustee	January 14, 2013
Ronald J. Artinian
/s/ Alan L. Aufzien	Trustee	January 14, 2013
Alan L. Aufzien
/s/ Robert S. Hekemian, Jr.	Trustee	January 14, 2013
Robert S. Hekemian, Jr.
/s/ David F. McBride	Trustee	January 14, 2013
David F. McBride

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2012 and 2011, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended October 31, 2012. Our audits also included the financial statement schedule listed in the index at item 15(c). These financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

January 14, 2013

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2012	2011
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$207,982	$211,393
Construction in progress	6,102	8,768
Cash and cash equivalents	10,610	6,317
Tenants' security accounts	1,659	1,860
Receivables arising from straight-lining of rents	4,272	4,255
Accounts receivable, net of allowance for doubtful accounts	2,675	1,029
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	3,464	3,501
Acquired over market leases and in-place lease costs	60	388
Deferred charges, net	2,153	2,386
Total Assets	$242,300	$243,220

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$200,420	$203,275
Deferred trustee compensation plan	6,712	5,667
Accounts payable and accrued expenses, including taxes payable of $1,965 at October 31, 2012	4,136	4,000
Dividends payable	1,389	2,083
Tenants' security deposits	2,325	2,509
Deferred revenue and acquired below market value leases	1,143	3,036
Total Liabilities	216,125	220,570

Commitments and contingencies (Note 6)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(6,270)	(9,984)
Total Common Equity	17,564	13,850
Noncontrolling interests in subsidiaries	8,611	8,800
Total Equity	26,175	22,650
Total Liabilities and Equity	$242,300	$243,220

See Notes to Consolidated Financial Statements. 43

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2012	2011	2010
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$36,877	$37,175	$36,793
Reimbursements	4,843	5,374	5,923
Income relating to early lease termination	2,950	—	—
Sundry income	804	497	399
	45,474	43,046	43,115

Expenses:
Operating expenses	10,250	10,475	11,302
Management fees	1,885	1,900	1,895
Real estate taxes	7,681	6,820	6,528
Depreciation	6,186	6,070	5,996
Deferred project cost write-off	3,726	—	—
	29,728	25,265	25,721

Operating income	15,746	17,781	17,394

Investment income	173	101	122
Interest expense including amortization
of deferred financing costs, and in 2010
a prepayment penalty of $2.1 million	(11,704)	(11,452)	(13,608)
Income from continuing operations	4,215	6,430	3,908

Income from discontinued operations	253	283	223
Gain on sale of discontinued operations (net of tax of $1,965)	7,528	—	—
Net income	11,996	6,713	4,131

Net (income) loss attributable to
noncontrolling interest in subsidiaries	(645)	(1,335)	280

Net income attributable to common equity	$11,351	$5,378	$4,411

Earnings per share - basic:
Continuing operations	$0.52	$0.73	$0.61
Discontinued operations	1.12	0.04	0.03
Net income attributable to common equity	$1.64	$0.77	$0.64

Weighted average shares outstanding-basic	6,942	6,942	6,942

Amounts attributable to common equity:
Income from continuing operations	$3,570	$5,095	$4,188
Income related to discontinued operations	7,781	283	223
Net income attributable to common equity	$11,351	$5,378	$4,411

See Notes to Consolidated Financial Statements. 44

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2009	$24,969	$(1,135)	$(3,112)	$20,722	$13,394	$34,116

Distributions to noncontrolling interests				—	(4,382)	(4,382)

Net income (loss)			4,411	4,411	(280)	4,131

Dividends declared ($1.20 per share)			(8,331)	(8,331)		(8,331)

Balance at October 31, 2010	24,969	(1,135)	(7,032)	16,802	8,732	25,534

Distributions to noncontrolling interests				—	(1,267)	(1,267)

Net income			5,378	5,378	1,335	6,713

Dividends declared ($1.20 per share)			(8,330)	(8,330)		(8,330)

Balance at October 31, 2011	24,969	(1,135)	(9,984)	13,850	8,800	22,650

Distributions to noncontrolling interests				—	(834)	(834)

Net income			11,351	11,351	645	11,996

Dividends declared ($1.10 per share)			(7,637)	(7,637)		(7,637)

Balance at October 31, 2012	$24,969	$(1,135)	$(6,270)	$17,564	$8,611	$26,175

See Notes to Consolidated Financial Statements. 45

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2012		2011		2010
	(In Thousands of Dollars)
Operating activities:
Net income	$11,996		$6,713		$4,131
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	6,215		6,109		6,053
Amortization	669		592		613
Net amortization of acquired leases	2		25		30
Income from early lease termination	(2,950)		—		—
Deferred project cost write-off	3,726		—		—
Gain on sale of discontinued operation, net of tax	(7,528)		—		—
Changes in operating assets and liabilities:
Tenants' security accounts	201		145		142
Accounts and straight-line rents receivable, prepaid
expenses and other assets	(324)		296		(1,657)
Accounts payable, accrued expenses, accrued taxes
and deferred trustee compensation plan	1,541		1,299		720
Tenants' security deposits	(184)		(159)		(179)
Deferred revenue	(239)		(219)		338
Net cash provided by operating activities	13,125		14,801		10,191
Investing activities:
Capital improvements - existing properties	(2,114)		(1,343)		(1,855)
Construction and pre-development costs	(3,999	)(a)	(2,781	)(b)	(1,828)
Proceeds from sale of discontinued operation	9,908		—		—
Redemption of US Treasury Bills	—		—		4,549
Net cash provided by (used in) investing activities	3,795		(4,124)		866
Financing activities:
Repayment of mortgages	(6,337)		(3,066)		(21,319)
Proceeds from mortgages and construction loans	3,085		1,574		23,500
Deferred financing costs	(210)		(40)		(507)
Dividends paid	(8,331)		(8,330)		(8,331)
Distributions from operations to noncontrolling interests	(834)		(1,267)		(1,022)
Distributions from loan refinancing to noncontrolling interests	—		—		(3,360)
Net cash used in financing activities	(12,627)		(11,129)		(11,039)
Net increase (decrease) in cash and cash equivalents	4,293		(452)		18
Cash and cash equivalents, beginning of year	6,317		6,769		6,751
Cash and cash equivalents, end of year	$10,610		$6,317		$6,769

Supplemental disclosure of cash flow data:
Interest paid. Included in interest for fiscal 2010 is $2,105 in
prepayment penalties related to early extinguishment of debt.	$10,526		$10,721		$12,943
Income taxes paid	$—		$2		$—
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs,
pre-development costs and interest	$747		$2,651		$40
Financing activities:
Dividends declared but not paid	$1,389		$2,083		$2,083

(a) Includes $2,256 that was incurred and accrued in fiscal 2011; paid in fiscal 2012.

(b) Includes $1,000 that was incurred and accrued in fiscal 2009; paid in fiscal 2011.

See Notes to Consolidated Financial Statements. 46

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

Adopted and recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies for fiscal years and interim periods within those years beginning on or after June 15, 2012. The adoption of this guidance is not expected to have any impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of other comprehensive income (“OCI”) and its components in the financial statements. The new guidance only affects the presentation of OCI, and not the components that must be reported in OCI. The standard takes effect for public companies for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this guidance is not expected to have any impact on our financial statements.

FREIT adopted ASC 810-10 Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” effective November 1, 2009.

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
Prior to the adoption of ASC 810, FREIT could not record a negative minority interest in its consolidated financial statements if the minority members had no obligation to restore their negative capital accounts. As a result, FREIT was accounting for the minority members’ capital deficit of its Westwood Hills subsidiary as a charge to income and a reduction to undistributed earnings. As of November 1, 2009, the amount of the minority members’ capital deficit that was booked as a reduction to FREIT’s undistributed earnings was approximately $2.3 million. Subsequently, in accordance with the revised standard, future losses were attributed to the non-controlling members. Effective June 1, 2007, the Westwood Hills operating agreement was amended to require the non-controlling members to restore their negative capital accounts.

47

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest:

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2012, 2011 and 2010, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $368,000, $305,000 and $324,000 in 2012, 2011 and 2010, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

48

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $127,000, $110,000 and $148,000 in 2012, 2011 and 2010, respectively.

Stock-based compensation:

FREIT has a stock-based employee compensation plan that was approved by the Board of Trustees, and ratified by FREIT’s shareholders. Stock based awards under the plan are accounted for based on their grant-date fair value. (See Note 10.)

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

Comprehensive income:

Comprehensive income for the fiscal years ended October 31, 2012, 2011 and 2010 was equivalent to net income attributable to common equity.

Reclassifications:

Certain revenue and expense accounts in the 2011 and 2010 consolidated financial statements and footnotes related to property sold in Fiscal 2012 have been reclassified to discontinued operations to conform to the 2012 presentation. (See Note 3.)

Note 2 – Planned asset dispositions:

On July 7, 2010, FREIT’s Board of Trustees (“Board”) authorized management to pursue a sale of the 256,620 sq. ft. Westridge Square Shopping Center (“Westridge”) located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge, that it would not extend the term of its lease, which expired on October 31, 2011. As a result, FREIT halted its efforts to sell Westridge and will reconsider its decision to market Westridge for sale when the space is re-leased. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for the leasing of a significant portion of the space vacated by Giant (40,000 square feet). FREIT expects to incur tenant improvement costs associated with the lease to G-Mart. FREIT anticipates that G-Mart will begin its operations at the center sometime in the 1st calendar quarter of 2013. No decision has been made as of the filing date of this report, to resume FREIT’s efforts to market the Westridge Square property for sale.

On June 3, 2011, FREIT’s Board authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. On August 29, 2012, the Heights Manor property was sold (See Note 3 for more details). However, it is still not possible for management to estimate when a sale of the other two properties will occur, and therefore, the Grandview and Palisades Manor properties are classified as held for use as of October 31, 2012.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. However, as management is unable to estimate when a sale of the South Brunswick property will occur, it is classified as held for use as of October 31, 2012.

Note 3 – Discontinued operations:

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, New Jersey and recognized a gain of $9.5 million from the sale ($7.5 million after-tax, see Note 9). In addition, FREIT paid off the related mortgage loan on the Heights Manor property in the amount of approximately $2.8 million from the proceeds of the sale. In compliance with current accounting guidance, the gain on the sale, as well as the earnings of the Heights Manor operation are classified as discontinued operations in the accompanying income statements for all periods presented. Revenue attributable to discontinued operations was $853,000, $1,011,000 and $938,000 for Fiscal 2012, 2011 and 2010, respectively.

49

Note 4 - Real estate and equipment:

Real estate and equipment consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2012	2011
		(In Thousands of Dollars)
Land		$76,637	$76,745
Unimproved land		874	865
Apartment buildings	7-40 years	81,784	82,275
Commercial buildings/shopping centers	15-50 years	115,492	113,707
Equipment/Furniture	3-15 years	2,814	2,777
		277,601	276,369
Less accumulated depreciation		69,619	64,976
Totals		$207,982	$211,393

Note 5 – Mortgages, notes payable and credit line:

	October 31,
	2012	2011
	(In Thousands of Dollars)

Frederick, MD (A)	$22,000	$22,000
Rockaway, NJ (B)	18,828	19,197
Westwood, NJ (C)	8,032	8,307

Spring Lake Heights, NJ (D)	—	2,911
Patchogue, NY (E)	5,623	5,713
Wayne, NJ (F)	19,248	19,501
River Edge, NJ (G):
First mortgage	4,098	4,235
Second mortgage	1,557	1,617
Maywood, NJ (H):
First mortgage	2,974	3,073
Second mortgage	1,105	1,147
Westwood, NJ (I)	22,774	23,144
Wayne, NJ (J)	27,697	28,482
Hackensack, NJ (K)	32,364	32,901
Total fixed rate mortgage loans	166,300	172,228
Baltimore, MD (L)	19,070	19,290
Damascus, MD - Construction Loan (M)	15,050	11,757
Total mortgages and notes payable	$200,420	$203,275

(A)	Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $17,432,000 as of October 31, 2012.
(B)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $17,922,000 as of October 31, 2012.
(C)	Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. FREIT is in the process of refinancing the mortgage loan with another lending institution. The amount of the new loan is estimated to be $22.8 million at a rate and terms to be determined. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $8,969,000 as of October 31, 2012.
(D)	Payable in monthly installments of $23,875 including interest at 6.70% through December 2013 at which time the outstanding balance was due. The mortgage was secured by an apartment building in Spring Lake Heights, New Jersey, which was sold on August 29, 2012. A portion of the proceeds from the sale were used to pay-off the $2.8 million outstanding balance plus accrued interest and fees.
50

(E)	Payable in monthly installments of $36,457 including interest at 6.125%, through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). FREIT has renegotiated the interest rate on this loan to a fixed rate of 4.5% from January 1, 2013 until maturity at March 1, 2018. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $7,599,000 as of October 31, 2012.
(F)	Payable in monthly installments of $121,100 including interest at 6.09%, through September 1, 2019 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,552,000 as of October 31, 2012.
(G)	The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in River Edge, New Jersey having a net book value of approximately $1,021,000 as of October 31, 2012.
(H)	The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. The mortgages are secured by an apartment building in Maywood, New Jersey having a net book value of approximately $675,000 as of October 31, 2012.
(I)	On October 20, 2010, Westwood Hills, LLC refinanced the mortgage loans secured by its Westwood Hills apartment property in Westwood, NJ, with a new mortgage for $23.5 million. The refinanced mortgages had outstanding principal balances that aggregated approximately $15.4 million at a weighted average interest rate of 6.6%, and were due December 31, 2013. A $2.1 million prepayment penalty was incurred in connection with such refinancing. The new mortgage is payable in monthly installments of $120,752 including interest of 4.62%, through November 1, 2020, at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $10,898,000 as of October 31, 2012.
(J)	Payable in monthly installments of interest only of $161,067 at the rate of 6.04% through June 2006, thereafter payable in monthly installments of $206,960 including interest until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $28,184,000 as of October 31, 2012.
(K)	Payable in monthly installments of interest only of $152,994 at the rate of 5.38% through May 2009, thereafter payable in monthly installments of $191,197 including interest until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $41,377,000 as of October 31, 2012.
(L)	On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. In order to meet the bank’s annual debt service coverage ratio requirement, a principal payment of $110,000 was made on the loan in February 2012. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. The loan represents the acquisition loan to Grande Rotunda, LLC; which was payable in monthly installments of interest only prior to the loan’s restructuring on February 1, 2010. The interest rate on the original loan varied from time-to-time based on the borrower’s election of 150 basis points over the various LIBOR, or the Lender’s prime rate. FREIT guarantees payment of up to 35% of the outstanding principal amount of the loan plus accrued interest if borrower defaults, however, Rotunda 100, LLC (a 40% joint venture partner in Grande Rotunda, LLC) has indemnified FREIT for up to 40% of any losses under its guaranty. The loan is secured by a mixed-use property in Baltimore, MD (FREIT’s Rotunda property), which has a net book value of approximately $36,489,000 as of October 31, 2012. As part of the restructured terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. It is the Company’s intent to negotiate another one year extension of this loan, which would extend the loan until February 1, 2014. This extension may require an additional principal payment in an amount necessary to reduce the loan to achieve a stipulated debt service coverage ratio.
51

(M)	On February 12, 2008, Damascus Second, LLC closed on a $27.3 million construction loan, secured by the Damascus Center owned by Damascus Centre, LLC located in Damascus, MD. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option which was exercised. Draws against this loan bear interest at a floating rate equal to 135 basis points over the BBA LIBOR daily floating rate. As a result of a revaluation of future funding needs of the redevelopment project, on May 6, 2010, Damascus Centre, LLC entered into a modification of its construction loan agreement, which reduced the amount of the construction loan facility from $27.3 million to $21.3 million. In addition, the construction completion due date was extended until November 1, 2011. All other terms of the construction loan remain unchanged. As of October 31, 2012, $15.0 million of this loan, which includes accrued interest, was drawn down to cover construction costs, and all construction was completed as of this date. Additional tenant fit-up costs are expected, once the new space is leased and occupied. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs, if borrower defaults, however, Damascus 100, LLC (a 30% joint venture partner in Damascus Centre, LLC) has indemnified FREIT for up to 30% of any losses under its guaranty. On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over the next 36 month period, and the amount available will depend on future leasing at the shopping center. The new loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR and the loan will mature on January 3, 2023. The shopping center securing the loan has a net book value of approximately $30,073,000 as of October 31, 2012.

Fair Value of Long-Term Debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2012 and 2011:

	October 31,	October 31,
($ in Millions)	2012	2011
Fair Value	$213.2	$213.9

Carrying Value	$200.4	$203.3

Fair values are estimated based on market interest rates at October 31, 2012 and October 31, 2011 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Principal amounts (in thousands of dollars) due under the above obligations (assuming no additional principal payment for the Rotunda) in each of the five years subsequent to October 31, 2012 are as follows:

Year Ending October 31,	Amount
2013	$30,020	*
2014	$12,086
2015	$2,836
2016	$27,118
2017	$24,116

* Exclusive of $15.0 million related to the October 31, 2012 balance of the Damascus construction loan, due February 2013. On December 26, 2012, Damascus Centre, LLC refinanced its $15.0 million construction loan with a new mortgage loan. The amount of the new loan is $20 million and matures on January 3, 2023.

Credit Line:

FREIT has an $18 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending On July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. As of October 31, 2012, $18 million is available under the line of credit, and no amount is outstanding.

FREIT’s Board has authorized management to pursue the sale of the Palisades Manor Apartments and the Grandview Apartments, which currently secure draws on FREIT’s credit line. When or if an agreement for the sale of either or both of these properties is entered into, these properties will have to be released as collateral for the credit line. Provident Bank indicated that the ultimate sale of these properties would reduce FREIT’s line of credit to $13 million.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2012.

Note 6 - Commitments and contingencies:

Leases:

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $139 million at October 31, 2012 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2012 is as follows:

Year Ending October 31,	Amount
2013	$16,715
2014	15,313
2015	13,857
2016	12,395
2017	9,386
Thereafter	38,397
Total	$106,063

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2012 were not material.

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

Construction and redevelopment activities:

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases, with the final phase being completed in November 2011. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Funding for this project was made available under a construction loan facility in the amount of $21.3 million. The construction loan is secured by the Damascus Center. The loan was drawn upon as needed to fund construction costs at the Damascus Center.

Included in the accompanying consolidated balance sheets at October 31, 2012 and 2011, are $4.7 million and $8.1 million, respectively, of construction in progress related to the Rotunda redevelopment project. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. (See Note 7 for more details.) However, no date has been determined for the commencement of construction at the Rotunda project. The delay notwithstanding, at this time, FREIT currently intends, upon improvement in the economic and financing climate, to resume the redevelopment of the Rotunda as planned. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

Note 7 - Giant lease termination; Rotunda project cost write-off:

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant of Maryland LLC (“Giant”), the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center, the results for Fiscal 2012, include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in the future development plans for the Rotunda shopping center, specifically the impact that the Giant portion of the project had on the design fees incurred to date and included in Construction in Progress (“CIP”). The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of balances in Below Market Value Acquisition Costs, and In-Place Lease Costs relating to the Giant lease.

In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs included in CIP were no longer deemed to have any utility, and were written-off in Fiscal 2012.

Note 8 - Management agreement, fees and transactions with related party:

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

Hekemian currently manages all the properties owned by FREIT, except for the Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,792,000, $1,802,000 and $1,791,000 in 2012, 2011 and 2010, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, sales commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $718,000, $326,000 and $352,000 in 2012, 2011 and 2010, respectively. Included in the fees paid to Hekemian in Fiscal 2012 is a payment of $316,500, which represents the sales commission paid to Hekemian relating to the sale of the Heights Manor property.

Total Hekemian management fees outstanding at October 31, 2012 and 2011 were $145,000 and $145,000, respectively, and included in Accounts Payable on the accompanying Consolidated Balance Sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $122,000, $97,000 and $102,000 in fiscal 2012, 2011 and 2010, respectively.

Grande Rotunda, LLC (“Grande Rotunda”) owns and operates the Rotunda. FREIT owns a 60% equity interest in Grande Rotunda, and Rotunda 100, LLC owns a 40% equity interest.

Damascus Centre, LLC owns and operates the Damascus Center. During fiscal 2005, FREIT’s Board authorized an investor group, Damascus 100, LLC, to acquire a 30% equity interest in Damascus Centre, LLC. The sale price, based on the fair market value of the shopping center, reduced FREIT’s equity interest to 70%. The sale was completed on October 31, 2006, at a sales price of $3,224,000, of which FREIT financed approximately $1,451,000. The sale price was equivalent to the book value of the interest sold.

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

No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus Centre, LLC and Grande Rotunda. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes mature at the earlier of (a) ten (10) years after issue (Grande Rotunda – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. The aggregate outstanding principal balance of the notes at October 31, 2012 and 2011was $3,323,000. The accrued but unpaid interest related to these notes for Fiscal 2012 and Fiscal 2011 amounted to approximately $401,000 and $310,000, respectively, and is included in Accounts Receivable on the accompanying Consolidated Balance Sheets. On May 8, 2008, FREIT’s Board approved amendments to the existing loan agreements with the Hekemian employees, relative to their interests in Rotunda 100, LLC, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees (“Board”) approved development fee arrangements for the Rotunda and Damascus Center redevelopment projects. In connection with the development activities at the Rotunda and the redevelopment activities at the Damascus Center, definitive contract agreements for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly-owned subsidiary of Hekemian, have been approved and executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $84.6 million (as may be modified, and less the amount of $3 million previously paid to Hekemian for the Rotunda project). In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million, subject to the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase; and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project. The fee for the redevelopment of the Damascus Center will be an amount equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). In Fiscal 2011 and Fiscal 2010, FREIT paid $1,236,190 and $1,000,000, respectively, to Resources, relating to fees incurred in Fiscal 2009; $2,000,000 for development activities at the Rotunda, and $236,190 for development activities at the Damascus Center. All such fees were capitalized. Resources, Rotunda 100, LLC, and Damascus 100, LLC are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian.

Trustee fee expense (including interest) incurred by FREIT for Fiscal 2012, 2011 and 2010 was approximately $546,000, $494,000 and $455,000, respectively, for Robert S. Hekemian, and $43,000, $36,000 and $34,000, respectively, for Robert S. Hekemian, Jr. The members of the Hekemian family have majority management control of these entities. Development and acquisition fees and commissions charged to FREIT for various mortgage refinancings, amounted to approximately $0, $0 and $118,000 in Fiscal 2012, 2011 and 2010, respectively.

Note 9 – Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for each of the fiscal years ended October 31, 2012, 2011 and 2010. In addition, FREIT distributed approximately $5 million of the $9.5 million capital gain realized in Fiscal 2012 from the sale of its Heights Manor Apartments (see Note 3). Accordingly, no provision for federal or state income taxes related to such ordinary and capital gain income was recorded on the Company’s financial statements. Since FREIT does not intend to distribute to its shareholders the remaining $4.5 million of capital gain realized on the Heights Manor sale, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which has been charged to discontinued operations in the fiscal year ended October 31, 2012.

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

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. As of October 31, 2012, 466,000 shares are available for issuance under the Plan.

During Fiscal 2012, 2011 and 2010, no options or other stock awards were granted under the Plan. There were no options outstanding at October 31, 2012 and October 31, 2011, since all previously granted options expired in September 2008 or were exercised prior to that date.

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

The Deferred Fee Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. Trustee fee expense (including interest) for each of the years ended October 31, 2012, 2011 and 2010 was $1,092,000, $978,000, and $911,000, respectively. As of October 31, 2012 and 2011, approximately $4,244,000 and $3,749,000, respectively, of fees have been deferred together with accrued interest of approximately $2,468,000 and $1,918,000, respectively.

Note 12- Segment information:

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

The commercial and residential segments are comprised of ten and eight properties, respectively, during the three fiscal years ended October 31, 2012, 2011 and 2010, exclusive of the residential property sold in Fiscal 2012 which has been classified as a discontinued operation.

The accounting policies of the segments are the same as those described in Note 1.

The chief operating decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT's Board.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2012. Asset information is not reported since FREIT does not use this measure to assess performance.

	October 31,
	2012	2011	2010
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$23,383	$24,117	$24,713
Residential	19,126	18,712	18,192
Totals	42,509	42,829	42,905

Real estate operating expenses:
Commercial	9,526	9,561	9,702
Residential	8,666	8,091	8,456
Totals	18,192	17,652	18,158

Net operating income:
Commercial	13,857	14,556	15,011
Residential	10,460	10,621	9,736
Totals	$24,317	$25,177	$24,747

Recurring capital improvements-
residential	$723	$433	$334

Reconciliation to consolidated net
income-common equity:
Segment NOI	$24,317	$25,177	$24,747
Deferred rents - straight lining	17	242	240
Amortization of acquired above and below
market value leases	(2)	(25)	(30)
Net investment income	173	101	122
General and administrative expenses	(1,624)	(1,543)	(1,567)
Depreciation	(6,186)	(6,070)	(5,996)
Deferred project cost write-off, net of
income relating to early lease termination	(776)	—	—
Financing costs	(11,704)	(11,452)	(13,608)*
Income from continuing operations	4,215	6,430	3,908
Income from discontinued operation	253	283	223
Gain on sale of discontinued operation, net of tax	7,528	—	—
Net income	11,996	6,713	4,131
Net (income) loss attributable to
noncontrolling interests in subsidiaries	(645)	(1,335)	280
Net income attributable to common equity	$11,351	$5,378	$4,411

* Includes $2.1 million in prepayment penalties relating to the early debt extinguishment.

Note 13- Dividends and earnings per share:

FREIT declared dividends of $7,637,000 ($1.10 per share), $8,330,000 ($1.20 per share) and $8,331,000 ($1.20 per share) to shareholders of record during Fiscal 2012, 2011 and 2010, respectively.

Basic earnings per share is calculated by dividing net income attributable to common equity by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares which would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants had been issued during the period. Since FREIT does not have any outstanding options or other dilutive securities, only basic earnings per share is presented for the fiscal years ended October 31, 2012, 2011 and 2010.

Note 14- Subsequent events:

On December 26, 2012, Damascus Centre, LLC (“Damascus”) refinanced its $15.0 million construction loan with a new long-term mortgage loan with People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over the next 36 month period, and the amount available will depend on future leasing at the shopping center. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR and the loan will mature on January 3, 2023. In order to minimize interest rate volatility during the term of the loan, Damascus entered into an interest rate swap agreement with People’s United Bank. In effect, the interest rate swap will convert the floating interest rate on the loan to a fixed interest rate over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes.

FREIT renegotiated the interest rate on its Patchogue loan from a fixed rate of 6.125% to a fixed rate of 4.5%. The new rate will take effect on January 1, 2013. The loan will mature on March 1, 2018.

FREIT is in the process of refinancing its Westwood Plaza $8.0 million mortgage loan with a $22 million loan.

Note 15- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2012 and 2011 (in thousands, except per share amounts):

2012:	Quarter Ended
	January 31,	April 30,		July 31,		October 31,

Revenue	$10,820	$13,510	(a)	$10,668		$10,476
Expenses	9,335	10,818	(b)	11,682	(b)	9,424
Income from continuing operations	1,485	2,692		(1,014)		1,052

Income from discontinued operations	77	75		123		7,506	(c)
Net income	1,562	2,767		(891)		8,558

Net income attributable to noncontrolling interest in subsidiaries	(369)	(824)		668		(120)
Net income attributable to common equity	$1,193	$1,943		$(223)		$8,438

Basic earnings per share:
Continuing operations	$0.16	$0.27	(a),(b)	$(0.05)	(b)	$0.14
Discontinued operations	0.01	0.01		0.02		1.08	(c)
Net income attributable to common equity	$0.17	$0.28		$(0.03)		$1.22
Dividends per share	$0.30	$0.30		$0.30		$0.20

(a) Includes income related to early lease termination of $2,950 ($0.42 per share)
(b) Includes deferred project cost write-off of $1,490 ($0.21 per share), and $2,236 ($0.32 per share) in the quarters ended April 30, and July 31, respectively.
(c) Includes gain on sale of discontinued operation, net of tax, of $7,528 ($1.08 per share)

2011:	Quarter Ended
	January 31,	April 30,	July 31,	October 31,

Revenue	$10,610	$10,726	$10,679	$11,031
Expenses	9,313	9,103	8,919	9,281
Income from continuing operations	1,297	1,623	1,760	1,750

Income from discontinued operations	63	70	74	76
Net income	1,360	1,693	1,834	1,826

Net income attributable to noncontrolling interest in subsidiaries	(341)	(373)	(329)	(292)
Net income attributable to common equity	$1,019	$1,320	$1,505	$1,534

Basic earnings per share:
Continuing operations	$0.13	$0.18	$0.21	$0.21
Discontinued operations	0.01	0.01	0.01	0.01
Net income attributable to common equity	$0.14	$0.19	$0.22	$0.22
Dividends per share	$0.30	$0.30	$0.30	$0.30

Note: Due to rounding, total of quarterly per share amounts may not agree to amounts reported for the full fiscal year.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

October 31, 2012

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E				Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
														Life on
			Buildings						Buildings					Which De-
	Encum-		and		Improve-	Carrying			and		Accumulated	Date of	Date	preciation
Description	brances	Land	Improvements	Land	ments	Costs	Land		Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Grandview Apts., Hasbrouck
Heights, NJ	—	$22	$180	$—	$350		$22		$530	$552	$437	1925	1964	7-40 years
Hammel Gardens, Maywood, NJ	$4,079	312	728	—	1,106		312		1,834	2,146	1,471	1949	1972	7-40 years
Palisades Manor, Palisades
Park, NJ	—	12	81	—	160		12		241	253	183	1935/70	1962	7-40 years
Steuben Arms, River Edge, NJ	5,655	364	1,773	1	1,429		365		3,202	3,567	2,546	1966	1975	7-40 years
Berdan Court, Wayne, NJ	19,248	250	2,206	—	3,767		250		5,973	6,223	4,671	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	22,774	3,849	11,546	—	2,341		3,849		13,887	17,736	6,838	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	32,364	8,390	37,486	19	5,311		8,409		42,797	51,206	9,829	1970	2004	7-40 years
Boulders - Rockaway, NJ	18,828	1,683		3,335	16,196		5,018		16,196	21,214	3,292	2005-2006	1963/1964	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	15,050	2,950	6,987	6,296	16,197		9,246		23,184	32,430	2,358	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ	—	29		3,382	7,804		3,411		7,804	11,215	3,257	1963/75/97	1966	10-50 years
Glen Rock, NJ	—	12	36	—	213		12		249	261	185	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,623	2,128	8,818	—	(21)		2,128		8,797	10,925	3,326	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	(1)	2,754		9,134		21,913	31,047	13,616	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	8,032	6,889	6,416	—	2,458		6,889		8,874	15,763	6,794	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	27,697	9,280	24,217	—	1,491		9,280		25,708	34,988	7,090	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	19,070	16,263	14,634	232	8,916		16,495		23,550	40,045	3,556	1920	2005	40 years

Land Leased:
Rockaway, NJ		114		51	—		165			165	—		1963/1964
Rochelle Park, NJ		1,640	905	—	—		1,640		905	2,545	170		2007
Vacant Land:				`
Franklin Lakes, NJ		224		(156)	—		68			68	—		1966/93
Wayne, NJ		286			—		286			286	—		2002
South Brunswick, NJ		80		988	—		1,068	*		1,068	—		1964

	$200,420	$63,912	$135,172	$14,147	$70,472	$—	$78,059		$205,644	$283,703	$69,619

* Included in land balances are improvements classified under construction in progress.

(1)	Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C and The Rotunda, whose cost for Federal income tax purposes is approximately $38.7 million, $35.2 million and $30.5 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2012	2011	2010

Real estate:
Balance, Beginning of year	$285,137	$279,418	$276,869

Additions:
Buildings and improvements	4,267	5,719	2,549

Deferred project cost write-off	(3,726)	—	—

Sale of discontinued operation	(1,975)	—	—

Adjustments/Deletions - buildings & improvements	—	—	—

Balance, end of year	$283,703	$285,137	$279,418

Accumulated depreciation:
Balance, beginning of year	$64,976	$58,913	$52,892

Additions - Charged to operating expenses	6,215	6,109	6,053

Sale of discontinued operation	(1,561)	—	—

Adjustments/Deletions	(11)	(46)	(32)

Balance, end of year	$69,619	$64,976	$58,913

Exhibit No.
3	Amended and Restated Declaration of Trust of FREIT, as further amended on January 21, 2004, May 15, 2007, and March 4, 2008. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (Incorporated by reference to Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998)
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101	The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of equity; (iv) consolidated statements of cash flows; and (v) notes to consolidated financial statements

