Form 10-Q
period 2013-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2013-03-12
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2013

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

As of March 12, 2013, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2013	2012
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$206,647	$207,982
Construction in progress	8,179	6,102
Assets related to property held for sale	100	—
Cash and cash equivalents	27,394	10,610
Tenants' security accounts	1,608	1,659
Receivables arising from straight-lining of rents	4,216	4,272
Accounts receivable, net of allowance for doubtful accounts	2,211	2,675
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	3,380	3,464
Acquired over market leases and in-place lease costs	51	60
Deferred charges, net	3,121	2,153
Interest rate swap contract	277	—
Total Assets	$260,507	$242,300

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$219,319	$200,420
Deferred trustee compensation plan	6,980	6,712
Accounts payable and accrued expenses, including taxes payable of $0 and $1,965 at January 31, 2013 and October 31, 2012, respectively	2,762	4,136
Liabilities related to property held for sale	12	—
Dividends payable	2,083	1,389
Tenants' security deposits	2,255	2,325
Deferred revenue	1,305	1,143
Total Liabilities	234,716	216,125

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(6,882)	(6,270)
Accumulated other comprehensive income	194	—
Total Common Equity	17,146	17,564
Noncontrolling interests in subsidiaries	8,645	8,611
Total Equity	25,791	26,175
Total Liabilities and Equity	$260,507	$242,300

See Notes to Condensed Consolidated Financial Statements. Page 3

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Unaudited)

	Three Months Ended January 31,
	2013	2012
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$8,960	$9,206
Reimbursements	1,392	1,457
Sundry income	107	114
	10,459	10,777

Expenses:
Operating expenses	2,606	2,640
Management fees	495	482
Real estate taxes	1,882	1,873
Depreciation	1,513	1,522
	6,496	6,517

Operating income	3,963	4,260

Investment income	50	24
Interest expense including amortization
of deferred financing costs	(3,019)	(2,815)
Income from continuing operations	994	1,469

Income from discontinued operations	706	93
Net income	1,700	1,562

Net income attributable to
noncontrolling interest in subsidiaries	(229)	(369)

Net income attributable to
common equity	$1,471	$1,193

Earnings per share - basic:
Continuing operations	$0.11	$0.16
Discontinued operations	0.10	0.01
Net income attributable to common equity	$0.21	$0.17

Weighted average shares outstanding-basic	6,942	6,942

Amounts attributable to common equity:
Income from continuing operations	$765	$1,100
Income from discontinued operations	706	93
Net income attributable to common equity	$1,471	$1,193

See Notes to Condensed Consolidated Financial Statements. Page 4

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Unaudited)

	Three Months Ended January 31,
	2013	2012
	(In Thousands of Dollars)

Net income	$1,700	$1,562

Other comprehensive income:
Unrealized gain on interest rate swap
contract	277	—
Comprehensive income	1,977	1,562

Net income attributable to noncontrolling interests	(229)	(369)

Other comprehensive income:
Unrealized gain on interest rate swap contract
attributable to noncontrolling interests	(83)	—
Comprehensive income attributable to noncontrolling interests	(312)	(369)

Comprehensive income attributable to common equity	$1,665	$1,193

See Notes to Condensed Consolidated Financial Statements. Page 5

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2013

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2012	$24,969	$(1,135)	$(6,270)	$—	$17,564	$8,611	$26,175

Distributions to noncontrolling interests					—	(278)	(278)
					—
Net income			1,471		1,471	229	1,700

Dividends declared ($0.30 per share)			(2,083)		(2,083)	—	(2,083)

Unrealized gain on interest rate swap				194	194	83	277

Balance at January 31, 2013	$24,969	$(1,135)	$(6,882)	$194	$17,146	$8,645	$25,791

See Notes to Condensed Consolidated Financial Statements. Page 6

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Unaudited)

	Three Months Ended
	January 31,
	2013	2012
	(In Thousands of Dollars)
Operating activities:
Net income	$1,700	$1,562
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	1,514	1,531
Amortization	149	148
Net amortization of acquired leases	6	(9)
Income tax adjustment on gain on sale of discontinued operation	(720)	—
Changes in operating assets and liabilities:
Tenants' security accounts	39	7
Accounts and straight-line rents receivable,
prepaid expenses and other assets	431	397
Accounts payable, accrued expenses and deferred
trustee compensation	(853)	157
Tenants' security deposits	(58)	18
Deferred revenue	162	(158)
Net cash provided by operating activities	2,370	3,653
Investing activities:
Capital improvements - existing properties	(261)	(2,472)
Construction and pre-development costs	(1,610)	(6)
Net cash used in investing activities	(1,871)	(2,478)
Financing activities:
Repayment of mortgages and construction loan	(23,851)	(778)
Proceeds from mortgage loan refinancings	42,750	—
Proceeds from construction loans	—	2,021
Deferred financing costs	(947)	(1)
Dividends paid	(1,389)	(2,083)
Distributions to noncontrolling interests	(278)	(197)
Net cash provided by (used in) financing activities	16,285	(1,038)
Net increase in cash and cash equivalents	16,784	137
Cash and cash equivalents, beginning of period	10,610	6,317
Cash and cash equivalents, end of period	$27,394	$6,454

Supplemental disclosure of cash flow data:
Interest paid	$2,779	$2,597
Income taxes paid	$1,245	$—
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$1,210	$1,064
Financing activities:
Dividends declared but not paid	$2,083	$2,083

See Notes to Condensed Consolidated Financial Statements. Page 7

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

The consolidated results of operations for the three-month period ended January 31, 2013 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2012 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Reclassifications: Certain accounts in the prior periods’ condensed consolidated financial statements and footnotes have been reclassified to conform to the current presentation. (See Note 6.)

Note 2 –Recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies during fiscal years and interim periods within those years beginning on or after June 15, 2012. The adoption of this guidance in fiscal 2013 did not have any impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of comprehensive income and its components in the financial statements. The new guidance only affects the presentation of comprehensive income, and not the components that must be reported therein. The standard takes effect for public companies effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this standard on November 1, 2012 and elected to present a separate condensed consolidated statement of comprehensive income. Other than this presentation change, the adoption of this guidance did not have any impact on our financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update stated that the specific requirement in ASU 2011-05 to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its financial statements.

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

Note 4 - Interest rate swap contract:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $20 million has been drawn. The new loan will mature on January 3, 2023. (See Note 9 for more details.) In connection herewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At January 31, 2013, the derivative financial instrument has a notional amount of approximately $19,972,000 and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (formerly known as FAS 133), FREIT is accounting for this interest rate swap as a cash flow hedge and marks to market its fixed pay interest rate swap, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. As of January 31, 2013, FREIT has recorded $277,000 in comprehensive income representing the fair value of the swap, along with a corresponding asset. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Note 5 – Planned asset dispositions:

On June 3, 2011, FREIT’s Board authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, and the Grandview Apartments in Hasbrouck Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. As of January 31, 2013, the Palisades Manor property was under contract for sale (refer to discussion in Note 6 for additional information). Although it is possible that a sale of the Grandview property will occur in Fiscal 2013, there can be no assurance of such sale. As a result, it is not possible for management to estimate when a sale of the Grandview property will occur, and therefore, the Grandview property is classified as held for use as of January 31, 2013.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. Although it is possible that a sale of the South Brunswick property will occur in Fiscal 2013, there can be no assurance of such sale. As a result, it is not possible for management to estimate when a sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of January 31, 2013.

Note 6 – Property held for sale & discontinued operations:

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, NJ. The current quarter and prior year’s quarter operating results of Heights Manor have been classified as “Income from discontinued operations” in FREIT’s income statement.

In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to discontinued operations for the current quarter ended January 31, 2013.

Index

In January 2013, FREIT entered into a contract for the sale of the Palisades Manor Apartments in Palisades Park, New Jersey for $1.6 million. The sale is expected to close in March 2013. As the property was under contract for sale as of January 31, 2013, the assets and liabilities of the Palisades Manor Apartments have been reclassified to assets related to property held for sale and liabilities related to property held for sale on FREIT’s condensed consolidated balance sheet as of such date. In addition, the operating results of the Palisades Manor apartments have been classified as discontinued operations in the income statements for the three month periods ended January 31, 2013 and 2012. FREIT expects to recognize a gain of approximately $1.5 million in connection with the ultimate sale of this property.

Note 7 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains seven (7) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the three-month periods ended January 31, 2013 and 2012. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2013	2012
	(In Thousands)
Real estate rental revenue:
Commercial	$5,862	$6,092
Residential	4,659	4,683
Total real estate revenue	10,521	10,775
Real estate operating expenses:
Commercial	2,226	2,525
Residential	2,334	2,101
Total real estate operating expenses	4,560	4,626
Net operating income:
Commercial	3,636	3,567
Residential	2,325	2,582
Total net operating income	$5,961	$6,149

Recurring capital improvements-residential	$(60)	$(173)

Reconciliation to consolidated net income:
Segment NOI	$5,961	$6,149
Deferred rents - straight lining	(56)	(7)
Amortization of acquired leases	(6)	9
Investment income	50	24
General and administrative expenses	(423)	(369)
Depreciation	(1,513)	(1,522)
Financing costs	(3,019)	(2,815)
Income from continuing operations	994	1,469

Income from discontinued operations	706	93

Net income	1,700	1,562

Net income attributable to noncontrolling interests	(229)	(369)

Net income attributable to common equity	$1,471	$1,193

Index

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $468,000 and $466,000 for the three-month periods ended January 31, 2013 and 2012, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $128,000 and $111,000 for the three-months ended January 31, 2013 and 2012, respectively. The management agreement expires on October 31, 2013, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $30,000 and $37,000 for the three-months ended January 31, 2013 and 2012, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees paid to Hekemian during the three-months ended January 31, 2013 and 2012 were $239,000 and $236,000, respectively. Fees paid in the current three month period relate to services performed with regard to the Westwood Plaza shopping center and Damascus shopping center mortgage loan refinancings (see Note 9). Fees paid in the prior year’s three month period relate to services performed relative to the Damascus development project.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three-months ended January 31, 2013 and 2012 was approximately $143,000 and $132,000, respectively, for Mr. Robert S. Hekemian, and $9,000 and $10,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 9 – Mortgage refinancings:

On December 26, 2012, Damascus Centre, LLC refinanced its $15.0 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is for $25 million of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over the next 36 month period, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes.

On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000. The new loan is at a fixed interest rate of 4.75%, and matures in January 2023. Excess funds from this refinancing will be used to fund tenant fit-up costs at our retail shopping centers, as well as other operational and financing cash flow needs.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2013 and October 31, 2012:

	January 31,	October 31,
($ In Millions)	2013	2012

Fair Value	$228.2	$213.2

Carrying Value	$219.3	$200.4

Fair values are estimated based on market interest rates at January 31, 2013 and October 31, 2012 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

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

The economic and financial environment: Despite projected weak European economic growth, the economies of China and other emerging markets are expected to gain momentum, and should positively affect the U.S. economy. The following U.S. developments and factors are also positive: (a) the housing market is improving; (b) inflation is expected to remain in check; (c) consumer spending should be modestly higher in 2013; (d) private sector employment is expected to grow steadily; and (e) credit availability has improved. These factors should slowly aid economic growth in the United States.

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. As of November 2011, the expansion and renovation of the Damascus Center was completed. On July 24, 2012, the FREIT Board of Trustees approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. It is expected that development and construction at the Rotunda will commence on or about August 2013.

Index

Debt Financing Availability: The dislocations in the credit markets seem to have abated. Financing for development projects has become more available. As a result, FREIT intends to resume the redevelopment of the Rotunda project.

Operating Cash Flow and Dividend Distributions: We expect that cash provided by net operating income will be adequate to cover mandatory debt service payments (excluding balloon payments), necessary capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income). Until the economic climate indicates that a change is appropriate, it is FREIT’s intention to maintain its quarterly dividend at a level not less than that required to maintain its REIT status for Federal income tax purposes.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, have been applied consistently as at January 31, 2013 and October 31, 2012, and for the three-months ended January 31, 2013 and 2012. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

Index

RESULTS OF OPERATIONS

Real Estate revenue for the three months ended January 31, 2013 (“Current Quarter”), decreased 3.0% to $10,459,000 compared to $10,777,000 for the three months ended January 31, 2012 (“Prior Year’s Quarter”). Income from continuing operations (net of income attributable to noncontrolling interests) for the Current Quarter was $765,000 ($0.11 per share basic), compared to $1,100,000 ($0.16 per share basic), for the Prior Year’s Quarter. Net income attributable to common equity (“net income-common equity”) for the Current Quarter was $1,471,000 ($0.21 per share basic), compared to $1,193,000 ($0.17 per share basic) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the three months ended January 31, 2013 and 2012:

NET INCOME COMPONENTS
	Three Months Ended
	January 31,
	2013	2012	Change
	(In thousands)
Income from real estate operations:
Commercial properties	$3,574	$3,569	$5

Residential properties	2,325	2,582	(257)
Total income from real estate operations	5,899	6,151	(252)

Financing costs:
Fixed rate mortgages	(2,671)	(2,503)	(168)
Floating rate - Rotunda & Damascus	(195)	(182)	(13)
Other- Corporate interest	(153)	(130)	(23)
Total financing costs	(3,019)	(2,815)	(204)

Investment income	50	24	26

General & administrative expenses:
Accounting fees	(130)	(119)	(11)
Legal & professional fees	(19)	(5)	(14)
Trustee fees	(125)	(132)	7
Corporate expenses	(149)	(113)	(36)
Total general & administrative expenses	(423)	(369)	(54)

Depreciation	(1,513)	(1,522)	9

Income from continuing operations	994	1,469	(475)

Income from discontinued operations	706	93	613

Net income	1,700	1,562	138
Net income attributable to noncontrolling
interests in subsidiaries	(229)	(369)	140

Net income attributable to common equity	$1,471	$1,193	$278

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Quarter, as compared to the prior year’s comparable periods:

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2013	2012	$	%	2013	2012	$	%	2013	2012
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,430	$4,590	$(160)	-3.5%	$4,592	$4,614	$(22)	-0.5%	$9,022	$9,204
Reimbursements	1,392	1,457	(65)	-4.5%	—	—	—		1,392	1,457
Other	40	45	(5)	-11.1%	67	69	(2)	-2.9%	107	114
Total revenue	5,862	6,092	(230)	-3.8%	4,659	4,683	(24)	-0.5%	10,521	10,775

Operating expenses	2,226	2,525	(299)	-11.8%	2,334	2,101	233	11.1%	4,560	4,626
Net operating income	$3,636	$3,567	$69	1.9%	$2,325	$2,582	$(257)	-10.0%	5,961	6,149
Average
Occupancy %	81.4%	85.9%		-4.5%	92.7%	95.1%		-2.4%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(56)	(7)
Amortization of acquired leases	(6)	9
Investment income	50	24
General and administrative expenses	(423)	(369)
Depreciation	(1,513)	(1,522)
Financing costs	(3,019)	(2,815)
Income from continuing operations	994	1,469
Income from discontinued operations	706	93
Net income	1,700	1,562
Net income attributable to noncontrolling interests	(229)	(369)
Net income attributable to common equity	$1,471	$1,193

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Quarter decreased by 3.8%, as compared to the prior year’s comparable period. The primary reason for the decrease in revenue for the Current Quarter was an increase in vacancies at certain of our retail properties, specifically Giant of Maryland, LLC (“Giant”) vacating its space at the Rotunda shopping center in April 2012 (see discussion below). Despite the decrease in rental revenue for the Current Quarter, NOI for the Current Quarter increased 1.9%, as compared to the Prior Year’s Quarter. The increase in NOI is attributable to lower operating and administrative expenses for the Current Quarter. The lower level of administrative expenses for the quarter was primarily due to a higher level of bad debt expense incurred in the Prior Year’s Quarter.

We expect the US recovery to grind along during 2013 and retail sales to continue to show slight improvement. Exclusive of the Giant space at the Rotunda shopping centers (see discussions below), tenant fall-out at our other properties has been minor, as average occupancy rates for the Current Quarter decreased 1.7% from last year’s comparable periods.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the former tenant and operator of a 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. FREIT currently intends, upon obtaining requisite financing, to resume the redevelopment of the Rotunda in accordance with the revised plans.

Index

At Westridge Square, a major tenant, Giant, elected not to extend its lease beyond October 31, 2011, and vacated its space at the center during May 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart manages an international grocery store chain, and the operation of a G-Mart International Foods store at Westridge Square is expected to complement other retailers in the center and generate increased consumer traffic at the shopping center. FREIT expects to incur tenant improvement costs associated with the lease to G-Mart. We anticipate that G-Mart will begin operating at the center during April 2013.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. Although it is possible that a sale of the South Brunswick property will occur in Fiscal 2013, there can be no assurance of such sale. As a result, it is not possible for management to estimate when a sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of January 31, 2013.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. Approximately 80% of the space at the Damascus Center is leased or under letters-of-intent, and 76% of the space is occupied.

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase III construction began in June 2011, and was completed in November 2011. Certain tenant fit-up costs have been incurred with respect to space leased since November 2011, and additional tenant fit-up costs are expected, once the remaining new space is leased and occupied. Total construction costs were funded from a $21.3 million construction loan entered into on February 12, 2008. With the completion of each of the three phases of construction, certain tenant leases have been renewed and occupancy is beginning to increase. Approximately 80% of the space at the Damascus Center is leased or under letters-of-intent, and 76% of the space is occupied.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda property, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The revised building plans incorporate an expansion of approximately 115,000 sq. ft. of retail space, approximately 350 residential rental apartments, and structured parking. As a result of Giant vacating its space at the Rotunda property in April 2012, management determined that certain aspects relative to the future redevelopment of the Rotunda property were no longer required, and modified the scope of the project, resulting in a write-off of deferred project costs relating to planning and feasibility studies. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. As of January 31, 2013, approximately $6.0 million has been incurred for planning and feasibility studies, which have been capitalized in CIP. At this time, FREIT currently intends, upon obtaining requisite financing, to resume the redevelopment of the Rotunda in accordance with the revised plans. To that end, FREIT has had, from time to time, ongoing discussions with potential sources of financing and potential major national and local tenants.

Index

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 984 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter decreased by 0.5% and 10.0%, respectively, as compared to the Prior Year’s Quarter. The decrease in total revenue for the Current Quarter was primarily attributable to higher vacancy levels at our Westwood Hills, Berdan Court and Steuben Arms properties. Average occupancy levels for the Current Quarter decreased 2.4% as compared to last year’s comparable period. The lower occupancy levels for the Current Quarter, more than offset the positive impact of an overall increase in base rental income at all of our residential properties. The decrease in NOI for the Current Quarter was primarily due to an increase in repair and maintenance and utility expenses at many of our residential properties, in addition to the decrease in rental revenue.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,660 and $1,625, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $196,000 and $181,000, respectively.

In January 2013, FREIT entered into a contract for the sale of the Palisades Manor Apartments in Palisades Park, New Jersey for $1.6 million. The sale is expected to close in March 2013. (See Note 6 for additional information relating to the sale.) As the property was under contract for sale as of January 31, 2013, the assets and liabilities of the Palisades Manor Apartments have been reclassified to assets related to property held for sale and liabilities related to property held for sale on FREIT’s condensed consolidated balance sheet as of such date. In addition, the operating results of the Palisades Manor Apartments have been classified as discontinued operations in the income statements for the three month periods ended January 31, 2013 and 2012. FREIT expects to recognize a gain in connection with the ultimate sale of this property.

FREIT continues to pursue the sale of the Grandview Apartments in Hasbrouck Heights, NJ. The decision to pursue the sale of this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. Although it is possible that a sale of the Grandview property will occur in Fiscal 2013, there can be no assurance of such sale. As a result, it is not possible for management to estimate when a sale of the Grandview Apartment property will occur, and therefore, the property continues to be classified as held for use as of January 31, 2013.

In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to discontinued operations for the current quarter ended January 31, 2013.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovation, parking structure restoration, and air conditioning system replacement) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of January 31, 2013, approximately $5.4 million was expended at The Pierre for these capital improvements, of which $41,000 relates to the Current Quarter. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. The parking structure restoration project at The Pierre is expected to be completed within the next year, at a cost of approximately $600,000. In addition, we are in the planning stages of a major project to replace the current air conditioning system at The Pierre, which is expected to be completed within the next 2 years, at an estimated cost of $1.5 million. These costs will be financed from operating cash flow and cash reserves.

Index

FINANCING COSTS

	Three Months Ended
	January 31,
	2013	2012
	(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$2,294	$2,380
New	253	—
2nd Mortgages
Existing	37	38
Variable rate mortgages:
Acquisition loan-Rotunda	195	131
Construction loan-Damascus	—	51
Other	153	130
	2,932	2,730
Amortization of Mortgage Costs	87	85
Total Financing Costs	$3,019	$2,815

Total financing costs for the Current Quarter increased 7.2%, compared to the Prior Year’s Quarter. The increase was primarily attributable to higher interest rates during the Current Quarter on the Rotunda and Damascus loans.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $423,000, as compared to $369,000 for the Prior Year’s Quarter. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $274,000, for the Current Quarter, as compared to $256,000 for the prior year’s comparable period.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $1,513,000, as compared to $1,522,000 for the Prior Year’s Quarter. The slight decrease in depreciation was due to certain assets being fully depreciated as of the end of Fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.4 million for the Current Quarter compared to $3.7 million for the Prior Year’s Quarter. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2013, FREIT had cash and cash equivalents totaling $27.4 million, compared to $10.6 million at October 31, 2012. The increase in cash for the Current Quarter is primarily due to the net cash received as a result of the Westwood Plaza and Damascus mortgage loan refinancings. (See discussion below for additional information relating to these refinancings.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the original amount of $18 million. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, Palisades Manor Apartments, Palisades Park, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. As of January 31, 2013, $18 million was available under the line of credit, and no amount was outstanding.

FREIT’s Board has authorized management to pursue the sale of the Palisades Manor Apartments and the Grandview Apartments, which secure draws on FREIT’s credit line. Since there is a contract for the sale of the Palisades Manor property, Provident Bank has released this property as collateral for the credit line, and as a result, the credit line has been reduced to $16 million as of February 2013. When or if an agreement for the sale of the Grandview Apartments property is entered into, this property will also have to be released as collateral for the credit line. Provident Bank indicated that the ultimate sale of the Grandview Apartments would further reduce FREIT’s line of credit to $13 million.

Index

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of a one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is for $25 million, of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over a 36 month period from the closing date, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

At January 31, 2013, FREIT’s aggregate outstanding mortgage debt was $219.3 million, which bears a weighted average interest rate of 4.63%, and an average life of approximately 3.86 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2013	2014	2016	2017	2018	2019	2021	2022	2023
(In millions)
Mortgage "Balloon" Payments	$19.0	$9.4	$24.5	$22.0	$4.9	$45.2	$19.1	$14.4	$32.5

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2013 and October 31, 2012:

	January 31,	October 31,
($ in Millions)	2013	2012

Fair Value	$228.2	$213.2

Carrying Value	$219.3	$200.4

Fair values are estimated based on market interest rates at January 31, 2013 and October 31, 2012 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2013, a 1% interest rate increase would reduce the fair value of our debt by $10.9 million, and a 1% decrease would increase the fair value by $11.6 million.

FREIT also has interest rate exposure on its floating rate loan. Currently, FREIT has $19.0 million in floating rate loan outstanding, which relates to the acquisition loan for The Rotunda. As of March 1, 2012, the Damascus construction loan was converted to a fixed rate loan. A 1% rate fluctuation would impact FREIT’s annual interest cost by approximately $190,000.

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

Index

As of January 31, 2013, the balance of the Rotunda loan was $19 million. Pursuant to our request, the bank has granted a three month extension on this mortgage, extending the due date to May 1, 2013. We are currently in the process of investigating our financing options with other lending institutions regarding the repayment of the current mortgage loan, as well as the funding for the future development and expansion of the Rotunda property.

On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000. The new loan is at a fixed interest rate of 4.75%, and matures in January 2023. Excess funds from this refinancing will be used to fund tenant fit-up costs at our retail shopping centers, as well as other operational and financing cash flow needs.

Interest rate swap contract: To reduce interest rate volatility, FREIT uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the terms of a certain loan. We enter into this swap contract with a counterparty that is usually a high-quality commercial bank.

In essence, we agree to pay our counterparty a fixed rate of interest on a dollar amount of notional principal (which corresponds to our mortgage debt) over a term equal to the term of the mortgage note. Our counterparty, in return, agrees to pay us a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as our mortgage note.

Current GAAP requires us to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect our income statement. Changes in the fair value of these swap contracts will be reported in other comprehensive income and appear in the equity section of our balance sheet. This gain or loss represents the economic consequence of liquidating our fixed rate swap contracts and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of the swap contract will be accounted for as an adjustment to interest expense.

FREIT had a variable interest rate mortgage securing its Damascus Center property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This interest rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $20,000,000 ($19,972,000 at January 31, 2013). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2013, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of about $277,000. This amount has been included as an asset in FREIT’s balance sheet as at January 31, 2013, and the change (gain or loss) between reporting periods included in comprehensive income.

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

Index

FUNDS FROM OPERATIONS (“FFO”):

Many consider FFO, which is a non-GAAP financial measure, as the standard measurement of a REIT’s performance. We compute FFO as follows:

	Three Months Ended
	January 31,
	2013	2012
	(In thousands, except per share)

Net income	$1,700	$1,562
Depreciation	1,513	1,522
Amortization of deferred leasing costs	62	61
Deferred rents (Straight lining)	56	7
Amortization of acquired leases	6	(9)
Discontinued operations	(706)	(93)
Capital Improvements - Apartments	(60)	(173)
Distributions to noncontrolling interests	(278)	(197)
FFO	$2,293	$2,680

FFO Per Share - Basic	$0.33	$0.39

Weighted Average Shares Outstanding	6,942	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2013. There has been no change in FREIT’s internal control over financial reporting during the three months ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2012, that was filed with the Securities and Exchange Commission on January 14, 2013.

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 12, 2013
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

Page 23