Form 10-Q
period 2013-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2013-06-10
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

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

As of June 10, 2013, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2013	2012
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$205,587	$207,982
Construction in progress	9,263	6,102
Cash and cash equivalents	25,606	10,610
Tenants' security accounts	1,571	1,659
Receivables arising from straight-lining of rents	4,161	4,272
Accounts receivable, net of allowance for doubtful accounts	2,123	2,675
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	4,482	3,464
Acquired over market leases and in-place lease costs	43	60
Deferred charges, net	3,003	2,153
Total Assets	$259,162	$242,300

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$218,333	$200,420
Deferred trustee compensation plan	7,254	6,712
Accounts payable and accrued expenses, including taxes
payable of $1,965 at October 31, 2012.	2,937	4,136
Dividends payable	2,083	1,389
Tenants' security deposits	2,223	2,325
Deferred revenue	1,114	1,143
Interest rate swap contract	122	—
Total Liabilities	234,066	216,125

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(7,096)	(6,270)
Accumulated other comprehensive income (loss)	(85)	—
Total Common Equity	16,653	17,564
Noncontrolling interests in subsidiaries	8,443	8,611
Total Equity	25,096	26,175
Total Liabilities and Equity	$259,162	$242,300

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2013 AND 2012

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2013	2012	2013	2012
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$17,874	$18,422	$8,913	$9,215
Reimbursements	2,298	2,615	905	1,156
Income relating to early lease termination	—	2,950	—	2,950
Sundry income	269	258	163	146
	20,441	24,245	9,981	13,467

Expenses:
Operating expenses	5,185	5,234	2,579	2,593
Management fees	957	962	461	480
Real estate taxes	3,761	3,731	1,879	1,859
Depreciation	3,027	3,044	1,514	1,522
Deferred project cost write-off	—	1,490	—	1,490
	12,930	14,461	6,433	7,944

Operating income	7,511	9,784	3,548	5,523

Investment income	100	55	50	31
Interest expense including amortization
of deferred financing costs	(6,083)	(5,706)	(3,064)	(2,891)
Income from continuing operations	1,528	4,133	534	2,663

Income from discontinued operations	707	196	1	104
Gain on sale of discontinued operations	1,377	—	1,377	—
Net income	3,612	4,329	1,912	2,767

Net income attributable to
noncontrolling interest in subsidiaries	(272)	(1,193)	(43)	(824)

Net income attributable to
common equity	$3,340	$3,136	$1,869	$1,943

Earnings per share - basic:
Continuing operations	$0.18	$0.42	$0.07	$0.26
Discontinued operations	0.30	0.03	0.20	0.02
Net income attributable to common equity	$0.48	$0.45	$0.27	$0.28

Weighted average shares outstanding-basic	6,942	6,942	6,942	6,942

Amounts attributable to common equity:
Income from continuing operations	$1,256	$2,940	$491	$1,839
Income from discontinued operations	2,084	196	1,378	104
Net income attributable to common equity	$3,340	$3,136	$1,869	$1,943

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2013 AND 2012

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2013	2012	2013	2012
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$3,612	$4,329	$1,912	$2,767

Other comprehensive income:
Unrealized loss on interest rate swap contract	(122)	—	(399)	—
Comprehensive income	3,490	4,329	1,513	2,767

Net income attributable to noncontrolling interests	(272)	(1,193)	(43)	(824)

Other comprehensive income:
Unrealized loss on interest rate swap contract
attributable to noncontrolling interests	37	—	120	—
Comprehensive income attributable to noncontrolling interests	(235)	(1,193)	77	(824)
Comprehensive income attributable to common equity	$3,255	$3,136	$1,590	$1,943

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED APRIL 30, 2013

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2012	$24,969	$(1,135)	$(6,270)	$—	$17,564	$8,611	$26,175

Distributions to noncontrolling interests					—	(403)	(403)
					—
Net income			3,340		3,340	272	3,612

Dividends declared ($0.60 per share)			(4,166)		(4,166)		(4,166)

Net unrealized loss on interest rate swap				(85)	(85)	(37)	(122)

Balance at April 30, 2013	$24,969	$(1,135)	$(7,096)	$(85)	$16,653	$8,443	$25,096

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Unaudited)

	Six Months Ended
	April 30,
	2013	2012
	(In Thousands of Dollars)
Operating activities:
Net income	$3,612	$4,329
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	3,030	3,063
Amortization	316	295
Net amortization of acquired leases	12	(12)
Income from early lease termination	—	(2,950)
Deferred project cost write-off	—	1,490
Net gain on sale of discontinued operations	(1,377)	—
Income tax adjustment on gain on sale of discontinued
operation	(720)	—
Changes in operating assets and liabilities:
Tenants' security accounts	88	18
Accounts and straight-line rents receivable,
prepaid expenses and other assets	973	760
Accounts payable, accrued expenses and deferred
trustee compensation	(690)	579
Tenants' security deposits	(102)	10
Deferred revenue	(113)	(85)
Net cash provided by operating activities	5,029	7,497
Investing activities:
Capital improvements - existing properties	(620)	(874)
Construction and pre-development costs	(2,504)	(2,984	)(a)
Net cash used in investing activities	(3,124)	(3,858)
Financing activities:
Repayment of mortgages and construction loan	(24,837)	(1,746)
Proceeds from mortgage loan refinancings	42,750	—
Proceeds from construction loans	—	2,838
Deferred financing costs	(947)	(72)
Dividends paid	(3,472)	(4,165)
Distributions to noncontrolling interests	(403)	(505)
Net cash provided by (used in) financing activities	13,091	(3,650)
Net increase (decrease) in cash and cash equivalents	14,996	(11)
Cash and cash equivalents, beginning of period	10,610	6,317
Cash and cash equivalents, end of period	$25,606	$6,306

Supplemental disclosure of cash flow data:
Interest paid	$5,588	$5,227

Income taxes paid	$1,245	$—

Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in escrow pending 1031 exchange	$1,461	$—
Accrued capital expenditures, construction costs, pre-development costs and interest	$1,496	$2
Financing activities:
Dividends declared but not paid	$2,083	$2,083

(a)	Includes $2,227 incurred and accrued in Fiscal 2011; paid in Fiscal 2012.

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

The consolidated results of operations for the six and three-month periods ended April 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2012 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Reclassifications: Certain revenue and expense accounts in the prior periods’ condensed consolidated financial statements and footnotes have been reclassified to conform to the current presentation. (See Note 6.)

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

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update stated that the specific requirement in ASU 2011-05 to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012 with early adoption permitted. The Company has not yet adopted this guidance, and does not expect the adoption of this guidance to have a significant impact on its financial statements.

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

Note 4 - Interest rate swap contract:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $20 million has been drawn as of April 30, 2013. The new loan will mature on January 3, 2023. (See Note 9 for additional information regarding the refinanced loan.) In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At April 30, 2013, the derivative financial instrument has a notional amount of approximately $19,878,000 and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (formerly known as FAS 133), FREIT is accounting for this interest rate swap as a cash flow hedge and marks to market its fixed pay interest rate swap, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. As of April 30, 2013, FREIT has recorded an unrealized loss of $122,000 in comprehensive income representing the fair value of the swap, along with a corresponding liability. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Note 5 – Planned asset dispositions:

On June 3, 2011, FREIT’s Board authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, and the Grandview Apartments in Hasbrouck Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. On April 6, 2013, the Palisades Manor property was sold (refer to discussion in Note 6 for additional information). A contract for the sale of the Grandview property has been entered into, subject to the completion of the due diligence review and the buyer securing a mortgage commitment on the property. The contract sales price is $2.5 million. Since the contract has certain contingencies that must first be met, it is not possible for management to estimate when the sale of the Grandview property will occur, and therefore, the Grandview property is classified as held for use as of April 30, 2013.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. A contract for the sale of the South Brunswick property has been entered into, subject to the completion of the due diligence review. The contract sales price is $11 million. Since the contract is contingent on the due diligence review, it is not possible for management to estimate when the sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of April 30, 2013.

Note 6 – Property held for sale & discontinued operations:

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, NJ. The operating results of Heights Manor for the six and three-month periods ended April 30, 2012 have been classified as “Income from discontinued operations” in FREIT’s income statement.

In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the six-month period ended April 30, 2013.

Index

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey and recognized a gain of $1.4 million from the sale. It is FREIT’s intent to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would result in a deferral for income tax purposes of the $1.4 million gain of the Palisades Manor sale. In connection therewith, the proceeds of $1.4 million have been placed in escrow and are included in other assets in the accompanying balance sheet at April 30, 2013.The gain on the sale, as well as the earnings of the Palisades Manor operation are classified as discontinued operations in the accompanying income statements for all periods presented.

Revenue attributable to discontinued operations for the six and three-month periods ended April 30, 2013 was $83,000 and $41,000, respectively, and $599,000 and $297,000 for the six and three-month periods ended April 30, 2012, respectively.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $898,000 and $897,000 for the six-month periods ended April 30, 2013 and 2012, respectively, and $433,000 and $447,000, for the three-month periods ended April 30, 2013 and 2012, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $197,000 and $234,000 for the six-months ended April 30, 2013 and 2012, respectively, and $69,000 and $123,000 for the three-months ended April 30, 2013 and 2012, respectively. The management agreement expires on October 31, 2015, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $35,000 and $39,000 for the six-months ended April 30, 2013 and 2012, respectively, and $5,000 and $2,000 for the three-months ended April 30, 2013 and 2012, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In connection with the development activities at the Rotunda shopping center, which is owned and operated by the Grande Rotunda, LLC, a definitive agreement for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly owned subsidiary of Hekemian, has been approved and executed. Such fees incurred to Hekemian and Resources during the six-months ended April 30, 2013 and 2012 were $1,711,000 and $236,000, respectively of which $239,000 and $236,000 were paid during the six-months ended April 30, 2013 and 2012, respectively. Included within the $1.7 million in fees incurred for the current six-month period are development fees totaling $1.4 million incurred and payable to Resources, relating to the Rotunda development project, and $72,000 relating to the commission payable to Hekemian for the sale of the Palisades Manor property. Fees paid in the current six-month period relate to services performed with regard to the Westwood Plaza shopping center and Damascus shopping center mortgage loan refinancings (see Note 9). Fees paid in the prior year’s six-month period relate to services performed relative to the Damascus development project.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the six-months ended April 30, 2013 and 2012 was approximately $286,000 and $267,000, respectively, for Mr. Robert S. Hekemian, and $21,000 and $21,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 8 - Segment information:

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the six and three-month periods ended April 30, 2013 and 2012. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Real estate rental revenue:
Commercial	$11,217	$11,831	$5,355	$5,739
Residential	9,346	9,442	4,687	4,759
Total real estate revenue	20,563	21,273	10,042	10,498

Real estate operating expenses:
Commercial	4,486	4,817	2,260	2,293
Residential	4,548	4,246	2,213	2,144
Total real estate operating expenses	9,034	9,063	4,473	4,437

Net operating income:
Commercial	6,731	7,014	3,095	3,446
Residential	4,798	5,196	2,474	2,615
Total net operating income	$11,529	$12,210	$5,569	$6,061

Recurring capital improvements-residential	$(204)	$(250)	$(144)	$(77)

Reconciliation to consolidated net income:
Segment NOI	$11,529	$12,210	$5,569	$6,061
Deferred rents - straight lining	(110)	10	(55)	16
Amortization of acquired leases	(12)	12	(6)	3
Investment income	100	55	50	31
General and administrative expenses	(869)	(864)	(446)	(495)
Depreciation	(3,027)	(3,044)	(1,514)	(1,522)
Income relating to early lease termination,
net of related deferred project cost write-off	—	1,460	—	1,460
Financing costs	(6,083)	(5,706)	(3,064)	(2,891)
Income from continuing operations	1,528	4,133	534	2,663

Income from discontinued operations	707	196	1	104
Gain on sale of discontinued operation	1,377	—	1,377	—

Net income	3,612	4,329	1,912	2,767

Net income attributable to noncontrolling interests	(272)	(1,193)	(43)	(824)

Net income attributable to common equity	$3,340	$3,136	$1,869	$1,943

Note 9 – Mortgage refinancings:

On December 26, 2012, Damascus Centre, LLC refinanced its $15.0 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million of which $20 million has been drawn as of April 30, 2013. The balance, up to an additional $5 million, will be available as a one-time draw over the 36 month period ending December 26, 2015, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes.

Index

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

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2013 and October 31, 2012:

	April 30,	October 31,
($ In Millions)	2013	2012

Fair Value	$230.5	$213.2

Carrying Value	$218.3	$200.4

Fair values are estimated based on market interest rates at April 30, 2013 and October 31, 2012 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Note 11 – Subsequent events:

As of April 30, 2013, the balance of the Grande Rotunda LLC acquisition loan was $19 million. The due date of the loan was May 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. It is FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. FREIT is in discussions with various prospective lenders; however, no agreement has been reached with respect to such financings.

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

Residential Properties: We are aggressively increasing rental rates. As a result, our rental rates continue to show year-over-year increases. However, this practice has, in the short-term, increased the vacancies in some of our residential properties. We expect this aggressive rental rate policy will more than offset short-term rental revenue losses resulting from increased vacancies.

Commercial Properties: The retail outlook, while still challenged, has shown improvement in consumer spending over the past year and this improvement is expected to continue in 2013 and mirror increased discretionary spending. This should bode well for the commercial segment.

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

Index

Debt Financing Availability: The dislocations in the credit markets seem to have abated. Financing for development projects has become more available. As a result, FREIT intends to resume the redevelopment of the Rotunda project upon obtaining the requisite financing.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, have been applied consistently as at April 30, 2013 and October 31, 2012, and for the six and three-months ended April 30, 2013 and 2012. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

Index

RESULTS OF OPERATIONS

Real Estate revenue for the six months ended April 30, 2013 (“Current Six Months”), decreased 4.0% to $20,441,000 compared to $21,295,000 for the six months ended April 30, 2012 (“Prior Six Months”), exclusive of income relating to the Giant early lease termination. Real Estate revenue for the three months ended April 30, 2013 (“Current Quarter”), decreased 5.1% to $9,981,000 compared to $10,517,000 for the three months ended April 30, 2012 (“Prior Year’s Quarter”), exclusive of income relating to the Giant early lease termination. Adjusted income from continuing operations, which excludes income relating to early lease termination, net of related deferred project cost write-off, for the Current Six Months was $1,528,000 compared to $2,673,000 for the Prior Six Months. For the Current Quarter adjusted income from continuing operations was $534,000 compared to $1,203,000 for the Prior Year’s Quarter. Adjusted income from continuing operations is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of the Giant lease termination fee income, and the related project abandonment cost write-off. Net income attributable to common equity (“net income-common equity”) for the Current Six Months was $3,340,000 ($0.48 per share basic), compared to $3,136,000 ($0.45 per share basic) for the Prior Six Months. Net income-common equity for the Current Quarter was $1,869,000 ($0.27 per share basic), compared to $1,943,000 ($0.28 per share basic) for the Prior Year’s Quarter. Included in the results for the Current Six Months and Current Quarter was a gain of approximately $1.4 million relating to the sale of the Palisades Manor property in April 2013. Also, included in the results for the Current Six Months was a $720,000 income tax credit related to the sale of the Heights Manor property. (See discussions under Residential Segment for additional information.) Included in the results for the Prior Six Months and Prior Year’s Quarter is approximately $3 million of income relating to the Giant early lease termination, offset by a $1.5 million write-off of a portion of the deferred project costs relating to development plans at the Grande Rotunda shopping center (“Rotunda”). (See discussion under Commercial Segment for additional information.) The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2013 and 2012:

NET INCOME COMPONENTS
	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Income from real estate operations:
Commercial properties	$6,609	$7,036	$(427)	$3,034	$3,465	$(431)

Residential properties	4,798	5,196	(398)	2,474	2,615	(141)
Total income from real estate operations	11,407	12,232	(825)	5,508	6,080	(572)

Financing costs:
Fixed rate mortgages	(5,272)	(4,976)	(296)	(2,722)	(2,473)	(249)
Floating rate - Rotunda & Damascus	(504)	(468)	(36)	(188)	(286)	98
Other- Corporate interest	(307)	(262)	(45)	(154)	(132)	(22)
Total financing costs	(6,083)	(5,706)	(377)	(3,064)	(2,891)	(173)

Investment income	100	55	45	50	31	19

General & administrative expenses:
Accounting fees	(275)	(253)	(22)	(146)	(134)	(12)
Legal & professional fees	(37)	(37)	—	(18)	(32)	14
Trustee fees	(257)	(277)	20	(132)	(145)	13
Corporate expenses	(300)	(297)	(3)	(150)	(184)	34
Total general & administrative expenses	(869)	(864)	(5)	(446)	(495)	49

Depreciation	(3,027)	(3,044)	17	(1,514)	(1,522)	8

Adjusted income from continuing operations	1,528	2,673	(1,145)	534	1,203	(669)

Income relating to early lease termination,
net of related deferred project cost write-off	—	1,460	(1,460)	—	1,460	(1,460)
Income from continuing operations	1,528	4,133	(2,605)	534	2,663	(2,129)

Income from discontinued operations	707	196	511	1	104	(103)
Gain on sale of discontinued operation	1,377	—	1,377	1,377	—	1,377

Net income	3,612	4,329	(717)	1,912	2,767	(855)
Net income attributable to noncontrolling
interests in subsidiaries	(272)	(1,193)	921	(43)	(824)	781

Net income attributable to common equity	$3,340	$3,136	$204	$1,869	$1,943	$(74)

The consolidated results of operations for the Current Six Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Six Months and Current Quarter, as compared to the prior year’s comparable periods (See below for definition of NOI.):

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2013	2012	$	%	2013	2012	$	%	2013	2012
	(In thousands)				(In thousands)				(In thousands)
Rental income	$8,790	$9,133	$(343)	-3.8%	$9,206	$9,267	$(61)	-0.7%	$17,996	$18,400
Reimbursements	2,298	2,615	(317)	-12.1%	—	—	—		2,298	2,615
Other	129	83	46	55.4%	140	175	(35)	-20.0%	269	258
Total revenue	11,217	11,831	(614)	-5.2%	9,346	9,442	(96)	-1.0%	20,563	21,273

Operating expenses	4,486	4,817	(331)	-6.9%	4,548	4,246	302	7.1%	9,034	9,063
Net operating income	$6,731	$7,014	$(283)	-4.0%	$4,798	$5,196	$(398)	-7.7%	11,529	12,210
Average
Occupancy %	81.6%	85.0%		-3.4%	92.6%	95.4%		-2.8%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(110)	10
Amortization of acquired leases	(12)	12
Investment income	100	55
General and administrative expenses	(869)	(864)
Depreciation	(3,027)	(3,044)
Income relating to early lease termination, net of
deferred project cost write-off	—	1,460
Financing costs	(6,083)	(5,706)
Income from continuing operations	1,528	4,133
Income from discontinued operations	707	196
Gain on sale of discontinued operations	1,377	—
Net income	3,612	4,329
Net income attributable to noncontrolling interests	(272)	(1,193)
Net income attributable to common equity	$3,340	$3,136

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2013	2012	$	%	2013	2012	$	%	2013	2012
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,361	$4,544	$(183)	-4.0%	$4,613	$4,652	$(39)	-0.8%	$8,974	$9,196
Reimbursements	905	1,156	(251)	-21.7%	—	—	—		905	1,156
Other	89	39	50	128.2%	74	107	(33)	-30.8%	163	146
Total revenue	5,355	5,739	(384)	-6.7%	4,687	4,759	(72)	-1.5%	10,042	10,498

Operating expenses	2,260	2,293	(33)	-1.4%	2,213	2,144	69	3.2%	4,473	4,437
Net operating income	$3,095	$3,446	$(351)	-10.2%	$2,474	$2,615	$(141)	-5.4%	5,569	6,061
Average
Occupancy %	81.8%	84.1%		-2.3%	92.4%	95.6%		-3.2%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(55)	16
Amortization of acquired leases	(6)	3
Investment income	50	31
General and administrative expenses	(446)	(495)
Depreciation	(1,514)	(1,522)
Income relating to early lease termination, net of
deferred project cost write-off	—	1,460
Financing costs	(3,064)	(2,891)
Income from continuing operations	534	2,663
Income from discontinued operations	1	104
Gain on sale of discontinued operations	1,377	—
Net income	1,912	2,767
Net income attributable to noncontrolling interests	(43)	(824)
Net income attributable to common equity	$1,869	$1,943

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI.

Index

Same Property NOI: FREIT considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of our operating performance. We define same property within both our commercial and residential segments to be those properties that we have owned and operated for both the current and prior periods presented, excluding those properties that we acquired, redeveloped or classified as discontinued operations during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment, but may still be in operation at less than full capacity, and/or any property that is under contract for sale are not considered same property.

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by generally accepted accounting principles, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Six Months decreased by 5.2% and 4.0%, respectively, as compared to the Prior Six Months. For the Current Quarter revenue and NOI decreased by 6.7% and 10.2%, respectively, from the Prior Year’s Quarter. The reason for the decrease in revenue for both the Current Six Months and Current Quarter results primarily from the termination of the Giant lease for 35,994 square feet of space at the Rotunda property in February 2012. It is not anticipated that this space (or a reconfiguration of this space) will be leased until the redevelopment of the Rotunda is completed. (See discussion below.) On a positive note, the decrease in rental revenue for the current year was slightly tempered by a lower level of administrative expenses for the Current Six Months and Current Quarter, primarily due to a higher level of bad debt expense incurred in last year’s comparable periods.

Same Property Operating Results: FREIT’s commercial segment currently contains ten (10) same properties. (See definition of same property under Segment Information above.) For the Current Six Months, same property revenue and same property NOI for our commercial segment decreased by 5.2% and 4.0%, respectively, as compared to the Prior Six Months. For the Current Quarter same property revenue and same property NOI decreased by 6.7% and 10.2%, respectively, from the Prior Year’s Quarter.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (Sq Ft)	Weighted Average Prior Lease Rate (Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (Sq Ft) (a)	Lease Commissions (Sq Ft) (a)

Comparable leases	24	79,612	$17.91	$15.79	13.4%	$3.88	$0.76

Non-comparable leases	9	27,880	$19.00	N/A	N/A	$3.31	$0.95

Total leasing activity	33	107,492

(a)	The leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

The US recovery continues to show signs of improvement during 2013, with retail sales also showing slight improvement. Exclusive of the Giant space at the Rotunda shopping centers (see discussions below), tenant fall-out at our other properties has been minor. Average occupancy rates for the Current Six Months, exclusive of the Giant space at the Rotunda, decreased 1.0% from last year’s comparable periods.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. Approximately 77% of the space at the Damascus Center is leased and occupied.

At Westridge Square, a major tenant, Giant, elected not to extend its lease beyond October 31, 2011, and vacated its space at the center during May 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart manages an international grocery store chain, and the operation of a G-Mart International Foods store at Westridge Square is expected to complement other retailers in the center and generate increased consumer traffic at the shopping center. FREIT expects to incur approximately $940,000 in tenant improvement costs associated with the lease to G-Mart. We anticipate that G-Mart will begin operating at the center by July 1, 2013.

Index

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the former tenant and operator of a 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development cleared the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center in April 2012, the results for the Prior Six Months and Prior Year’s Quarter include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in development plans for the Rotunda, specifically the write-off of the design fees relating to the Giant portion of the project incurred through April 30, 2013 and included in Construction in Progress (“CIP”). The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges, and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. As a result of this decision, an additional $2.2 million of certain planning and feasibility costs included in CIP were no longer deemed to have any utility, and were written-off in Fiscal 2012. FREIT currently intends, upon obtaining requisite financing, to resume the redevelopment of the Rotunda in accordance with the revised plans.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. A contract for the sale of the South Brunswick property has been entered into, subject to the completion of the due diligence review. The contract sales price is $11 million. Since the contract is contingent on the due diligence review, it is not possible for management to estimate when the sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of April 30, 2013.

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase III construction began in June 2011, and was completed in November 2011. Certain tenant fit-up costs have been incurred with respect to space leased since November 2011, and additional tenant fit-up costs are expected, once the remaining new space is leased and occupied. For the Current Six Month period, total tenant fit-up costs included in CIP were approximately $928,000. Total construction costs were funded from a $21.3 million construction loan entered into on February 12, 2008. With the completion of each of the three phases of construction, certain tenant leases have been renewed and occupancy is beginning to increase. Approximately 77% of the space at the Damascus Center is leased and occupied.

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 130,000 sq. ft. office building and approximately 78,000 sq. ft of retail space on the lower level of the office building. Plans completed in 2008 for the renovation and expansion of the property included the building of 350 residential apartment units, condominiums apartment units, a hotel structure, expansion of the retail space (including an underground super market), and structured underground parking. As a result of Giant Foods vacating their space, the scope of the project and the development plans were revised to include, in addition to the office building, 379 residential apartment units, 170,675 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $11.1 million has been incurred through April 30, 2013 for planning and feasibility studies, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. During the Current Six Month period, an additional $2.9 million in planning and feasibility study costs were incurred, of which $1.4 million relates to predevelopment fees payable to Hekemian Development Resources LLC. (See Note 7 for more details.) All planning and feasibility study costs are being capitalized to CIP until the project is completed and becomes operational. Grande Rotunda, LLC and FREIT are currently seeking a $120 - $125 million construction loan to complete the expansion and redevelopment of the Rotunda. It is expected that this loan will be in place by July 2013 at which time construction will begin.

Index

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 984 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Six Months decreased by 1.0% and 7.7%, respectively, as compared to the Prior Six Months. FREIT’s total revenue and NOI from it’s residential segment for the Current Quarter decreased by 1.5% and 5.4%, respectively, as compared to the Prior Year’s Quarter. The decrease in total revenue for the Current Six Months and Current Quarter was primarily attributable to higher vacancy levels at several of our properties. Average occupancy levels for the Current Six Months and Current Quarter decreased 2.8% and 3.2%, respectively, as compared to last year’s comparable periods. The lower occupancy levels for the current year, combined with a higher level of operating expenses for the current year, specifically repair and maintenance expense, were the primary reasons for the decrease in NOI for both the Current Six Months and Current Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for the Current Six Months decreased by 1.0% and 7.7%, respectively, as compared to the Prior Six Months. For the Current Quarter, same property revenue and same property NOI decreased by 1.5% and 5.4%, respectively, as compared to the Prior Year’s Quarter. The Palisades Manor property, which was sold in April 2013, is classified as a discontinued operation and therefore not included as a same property. (See discussion below.)

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Six Months and the Prior Six Months were $1,657 and $1,625, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $196,000 and $180,000, respectively.

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey and recognized a gain of $1.4 million from the sale. It is FREIT’s intent to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would result in a deferral for income tax purposes of the $1.4 million gain on the Palisades Manor sale. The gain on the sale, as well as the earnings of the Palisades Manor operation are classified as discontinued operations in the accompanying income statements for all periods presented.

FREIT continues to pursue the sale of the Grandview Apartments in Hasbrouck Heights, NJ. The decision to pursue the sale of this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. A contract for the sale of the Grandview property has been entered into, subject to the completion of the due diligence review and the buyer securing a mortgage commitment on the property. The contract sales price is $2.5 million. Since the contract has certain contingencies that must first be met, it is not possible for management to estimate when the sale of the Grandview Apartment property will occur, and therefore, the property continues to be classified as held for use as of April 30, 2013.

In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to discontinued operations for the six-month period ended April 30, 2013.

Index

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, and air conditioning system replacement) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of April 30, 2013, approximately $5.5 million was expended at The Pierre for these capital improvements, of which $212,000 relates to the Current Six Months. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. The parking structure restoration project at The Pierre is expected to be completed within the next year, at a cost of approximately $600,000. In addition, we are in the planning stages of a major project to replace the current air conditioning system at The Pierre, which is expected to be completed within the next 2 years, at an estimated cost of $1.5 million. These costs will be financed from operating cash flow and cash reserves.

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$4,400	$4,729	$2,106	$2,349
New	611	—	479	—
2nd Mortgages
Existing	73	76	36	38
Variable rate mortgages:
Acquisition loan-Rotunda	383	325	188	194
Construction loan-Damascus	121	143	—	92
Other	307	262	154	132
	5,895	5,535	2,963	2,805
Amortization of Mortgage Costs	188	171	101	86
Total Financing Costs	$6,083	$5,706	$3,064	$2,891

Total financing costs for the Current Six Months and Current Quarter increased 6.6% and 6.0%, respectively, compared to the prior year’s comparable periods. The increase was primarily attributable to higher interest rates during the current year on the Rotunda loan, in addition to the Westwood Plaza and Damascus refinancings included under new first mortgages. The interest related to the variable rate Damascus construction loan for the Current Six Months relates to interest incurred up until the date the loan was refinanced on December 26, 2012. (See discussion below for further information.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $869,000 and $446,000, respectively, as compared to $864,000 and $495,000 for the prior year’s comparable periods, respectively. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $569,000 and $296,000, for the Current Six Months and the Current Quarter, respectively, as compared to $567,000 and $311,000 for the prior year’s comparable periods.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $3,027,000 and $1,514,000, respectively, as compared to $3,044,000 and $1,522,000 for the prior year’s comparable periods, respectively. The slight decrease in depreciation was due to certain assets being fully depreciated as of the end of Fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.0 million for the Current Six Months compared to $7.5 million for the Prior Six Months. The decrease in cash flow from operating activities for the Current Six Months was primarily attributable to the impact of lower rental revenue within our commercial segment, and an increase in cash used within our operating assets and liabilities as compared to the Prior Six Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Index

As at April 30, 2013, FREIT had cash and cash equivalents totaling $25.6 million, compared to $10.6 million at October 31, 2012. The increase in cash for the Current Six Months is primarily due to the net cash received as a result of the Westwood Plaza and Damascus mortgage loan refinancings. (See discussion below for additional information relating to these refinancings.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the original amount of $18 million. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, retail space in Glen Rock, NJ, and Grandview Apartments, Hasbrouck Heights, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. Since the Palisades Manor property was sold in April 2013, Provident Bank has released this property as collateral for the credit line, and as a result, the credit line has been reduced to $16 million as of February 2013. As of April 30, 2013, $16 million was available under the line of credit, and no amount was outstanding.

FREIT’s Board has authorized management to pursue the sale of the Grandview Apartments, which secures draws on FREIT’s credit line. When or if an agreement for the sale of the Grandview Apartments property is entered into, this property will also have to be released as collateral for the credit line. Provident Bank indicated that the ultimate sale of the Grandview Apartments would further reduce FREIT’s line of credit to $13 million.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of a one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is for $25 million, of which $20 million has been drawn as of April 30, 2013. The balance, up to an additional $5 million, will be available as a one-time draw over a 36 month period from the closing date, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

At April 30, 2013, FREIT’s aggregate outstanding mortgage debt was $218.3 million, which bears a weighted average interest rate of 4.85%, and an average life of approximately 3.66 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2013	2014	2016	2017	2018	2019	2021	2022	2023
(In millions)
Mortgage "Balloon" Payments	$19.0	$9.4	$24.5	$22.0	$4.9	$45.2	$19.1	$14.4	$32.5

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2013 and October 31, 2012:

	April 30,	October 31,
($ in Millions)	2013	2012

Fair Value	$230.5	$213.2

Carrying Value	$218.3	$200.4

Index

Fair values are estimated based on market interest rates at April 30, 2013 and October 31, 2012 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2013, a 1% interest rate increase would reduce the fair value of our debt by $10.8 million, and a 1% decrease would increase the fair value by $11.6 million.

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

The due date of the loan was further extended to May 1, 2013 from February 1, 2013. As of April 30, 2013 the balance of the loan was $19 million. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. It is FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. FREIT is in discussions with various prospective lenders; however, no agreement has been reached with respect to such financings. See Development Activities.

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

FREIT had a variable interest rate mortgage securing its Damascus Center property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This interest rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $20,000,000 ($19,878,000 at April 30, 2013). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Index

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2013, FREIT’s swap contract was out-of-the-money. If FREIT had terminated its contract at that date it would have realized a loss of about $122,000. This amount has been included as a liability in FREIT’s balance sheet as at April 30, 2013, and the change (gain or loss) between reporting periods included in comprehensive income.

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

FUNDS FROM OPERATIONS:

Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Effective April 30, 2013, FREIT revised its FFO calculation to be in conformance with the NAREIT definition. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, straight-line rents and recurring capital improvements on our residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is useful to investors as a supplemental gauge of our operating performance. We compute FFO and AFFO as follows:

	Six Months Ended April 30,		Quarter Ended April 30,
	2013 Actual	2012 Actual	2013 Actual	2012 Actual
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Funds From Operations ("FFO") (a)

Net income	$3,612	$4,329	$1,912	$2,767
Depreciation	3,027	3,044	1,514	1,521
Amortization of deferred leasing costs	128	122	66	61
Project abandonment costs related to asset impairment	—	1,490	—	1,490
Discontinued operations	(707)	(196)	(1)	(104)
Gain on sale of discontinued operations	(1,377)	—	(1,377)	—
Distributions to minority interests	(403)	(505)	(125)	(308)
FFO	$4,280	$8,284	$1,989	$5,427

Per Share - Basic	$0.62	$1.19	$0.29	$0.78

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")

FFO	$4,280	$8,284	$1,989	$5,427
Amortization of acquired leases	12	(12)	6	(3)
Under market lease amort re: Giant lease termination	—	(1,344)	—	(1,344)
Deferred rents (Straight lining)	110	(10)	55	(16)
Capital Improvements - Apartments	(204)	(250)	(144)	(77)
AFFO	$4,198	$6,668	$1,906	$3,987

Per Share - Basic	$0.60	$0.96	$0.27	$0.57

Weighted Average Shares Outstanding:
Basic	6,942	6,942	6,942	6,942

Index

FFO and AFFO do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO and AFFO by certain other REITs may vary materially from that of FREIT’s, and therefore FREIT’s FFO and AFFO may not be directly comparable to that of other REITs.

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2013. There has been no change in FREIT’s internal control over financial reporting during the three months ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 10, 2013
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

Page 26