Form 10-Q
period 2013-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2013-09-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

As of September 9, 2013, the number of shares of beneficial interest outstanding was 6,942,143

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index	Page 3

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2013	2012
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$204,573	$207,982
Construction in progress	10,167	6,102
Assets related to property held for sale	123	—
Cash and cash equivalents	4,723	10,610
Tenants’ security accounts	1,520	1,659
Receivables arising from straight-lining of rents	4,146	4,272
Accounts receivable, net of allowance for doubtful accounts	2,473	2,675
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	5,121	3,464
Acquired over market leases and in-place lease costs	35	60
Deferred charges, net	2,994	2,153
Interest rate swap contract	1,176	—
Total Assets	$240,374	$242,300

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$198,379	$200,420
Deferred trustee compensation plan	7,540	6,712
Accounts payable and accrued expenses, including taxes
payable of $1,965 at October 31, 2012.	4,086	4,136
Liabilities related to property held for sale	26	—
Dividends payable	2,083	1,389
Tenants’ security deposits	2,138	2,325
Deferred revenue	776	1,143
Total Liabilities	215,028	216,125

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(8,267)	(6,270)
Accumulated other comprehensive income	824	—
Total Common Equity	16,391	17,564
Noncontrolling interests in subsidiaries	8,955	8,611
Total Equity	25,346	26,175
Total Liabilities and Equity	$240,374	$242,300

See Notes to Condensed Consolidated Financial Statements.

Index	Page 4

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2013 AND 2012

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$26,570	$27,424	$8,840	$9,140
Reimbursements	3,732	3,926	1,435	1,310
Income relating to early lease termination	—	2,950	—	—
Sundry income	376	361	109	104
	30,678	34,661	10,384	10,554

Expenses:
Operating expenses	7,760	7,718	2,630	2,525
Management fees	1,381	1,412	432	457
Real estate taxes	5,605	5,632	1,867	1,925
Depreciation	4,533	4,589	1,511	1,551
Deferred project cost write-off	—	3,726	—	2,236
	19,279	23,077	6,440	8,694

Operating income	11,399	11,584	3,944	1,860

Investment income	150	80	50	25
Interest expense including amortization
of deferred financing costs	(9,032)	(8,663)	(2,949)	(2,957)
Income (loss) from continuing operations	2,517	3,001	1,045	(1,072)

Income from discontinued operations	811	437	48	181
Gain on sale of discontinued operations	1,377	—	—	—
Net income (loss)	4,705	3,438	1,093	(891)

Net (income) loss attributable to
noncontrolling interest in subsidiaries	(454)	(525)	(182)	668

Net income (loss) attributable to
common equity	$4,251	$2,913	$911	$(223)

Earnings per share - basic:
Continuing operations	$0.30	$0.36	$0.12	$(0.06)
Discontinued operations	0.31	0.06	0.01	0.03
Net income (loss) attributable to common equity	$0.61	$0.42	$0.13	$(0.03)

Weighted average shares outstanding-basic	6,942	6,942	6,942	6,942

Amounts attributable to common equity:
Income (loss) from continuing operations	$2,063	$2,476	$863	$(404)
Income from discontinued operations	2,188	437	48	181
Net income (loss) attributable to common equity	$4,251	$2,913	$911	$(223)

See Notes to Condensed Consolidated Financial Statements.

Index	Page 5

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2013 AND 2012

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income (loss)	$4,705	$3,438	$1,093	$(891)

Other comprehensive income:
Unrealized gain on interest rate swap contract	1,176	—	1,298	—
Comprehensive income (loss)	5,881	3,438	2,391	(891)

Net (income) loss attributable to noncontrolling interests	(454)	(525)	(182)	668

Other comprehensive income:
Unrealized gain on interest rate swap contract
attributable to noncontrolling interests	(352)	—	(389)	—
Comprehensive (income) loss attributable to
noncontrolling interests	(806)	(525)	(571)	668
Comprehensive income (loss) attributable to
common equity	$5,075	$2,913	$1,820	$(223)

See Notes to Condensed Consolidated Financial Statements.

Index	Page 6

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JULY 31, 2013

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2012	$24,969	$(1,135)	$(6,270)	$—	$17,564	$8,611	$26,175

Distributions to noncontrolling interests					—	(462)	(462)

Net income			4,251		4,251	454	4,705

Dividends declared ($0.90 per share)			(6,248)		(6,248)		(6,248)

Net unrealized gain on interest rate swap				824	824	352	1,176

Balance at July 31, 2013	$24,969	$(1,135)	$(8,267)	$824	$16,391	$8,955	$25,346

See Notes to Condensed Consolidated Financial Statements.

Index	Page 7

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Unaudited)

	Nine Months Ended
	July 31,
	2013	2012
	(In Thousands of Dollars)
Operating activities:
Net income	$4,705	$3,438
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	4,543	4,626
Amortization	473	466
Net amortization of acquired leases	18	(5)
Income from early lease termination	—	(2,950)
Deferred project cost write-off	—	3,726
Net gain on sale of discontinued operations	(1,377)	—
Income tax adjustment on gain on sale of discontinued	(720)	—
operation
Changes in operating assets and liabilities:
Tenants' security accounts	139	45
Accounts and straight-line rents receivable,
prepaid expenses and other assets	(109)	269
Accounts payable, accrued expenses and deferred
trustee compensation	387	949
Tenants' security deposits	(161)	(20)
Deferred revenue	(451)	(126)
Net cash provided by operating activities	7,447	10,418
Investing activities:
Capital improvements - existing properties	(1,115)	(1,334)
Construction and pre-development costs	(3,175)	(3,585	)(a)
Net cash used in investing activities	(4,290)	(4,919)
Financing activities:
Repayment of mortgages and construction loan	(44,791)	(2,628)
Proceeds from mortgage loan refinancings	42,750	—
Proceeds from construction loans	—	2,838
Deferred financing costs	(987)	(73)
Dividends paid	(5,554)	(6,248)
Distributions to noncontrolling interests	(462)	(745)
Net cash used in financing activities	(9,044)	(6,856)
Net decrease in cash and cash equivalents	(5,887)	(1,357)
Cash and cash equivalents, beginning of period	10,610	6,317
Cash and cash equivalents, end of period	$4,723	$4,960

Supplemental disclosure of cash flow data:
Interest paid	$8,291	$7,719

Income taxes paid	$1,245	$—

Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in
escrow pending 1031 exchange	$1,461	$—
Accrued capital expenditures, construction costs, pre-development costs and interest	$1,854	$248
Financing activities:
Dividends declared but not paid	$2,083	$2,083

(a) Includes $2,256 incurred and accrued in Fiscal 2011; paid in Fiscal 2012.

See Notes to Condensed Consolidated Financial Statements.

Index	Page 8

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2013 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2012 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

Index	Page 9

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since FREIT does not have any outstanding dilutive securities, only basic earnings per share is presented.

Note 4 - Interest rate swap contract:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $20 million has been drawn as of July 31, 2013. The new loan will mature on January 3, 2023. (See Note 9 for additional information regarding the refinanced loan.) In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At July 31, 2013, the derivative financial instrument has a notional amount of approximately $19,789,000 and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (formerly known as FAS 133), FREIT is accounting for this interest rate swap as a cash flow hedge and marks to market its fixed pay interest rate swap, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. As of July 31, 2013, FREIT has recorded an unrealized gain of $1,176,000 in comprehensive income representing the fair value of the swap, along with a corresponding asset. The fair value is based on observable inputs (level 2 in the fair value hierarchy).

Note 5 – Planned asset dispositions:

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. A contract for the sale of the South Brunswick property, with a carrying value of $1.1 million at July 31, 2013, has been entered into, subject to the completion of the due diligence review, and the resolution of certain environmental issues. As a result, the due diligence period has been extended until December 2013. The contract sales price is $11 million. Since the contract is contingent on the completion of the due diligence review, it is not possible for management to estimate when the sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of July 31, 2013.

Note 6 – Property held for sale & discontinued operations:

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, NJ. The operating results of Heights Manor for the nine and three-month periods ended July 31, 2012 have been classified as “Income from discontinued operations” in FREIT’s income statement.

In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the nine-month period ended July 31, 2013.

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey and recognized a capital gain of $1.4 million from the sale. It is FREIT’s intent to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would result in a deferral for income tax purposes of the $1.4 million gain of the Palisades Manor sale. However, there is a possibility that the acquisition of the property identified in the 1031 exchange may not take place. Therefore, if the 1031 exchange does not occur, then management will decide whether to pay out the gain of $1.4 million as a capital gain dividend to FREIT shareholders, or retain the proceeds within the operation and pay the related income taxes in 2013. FREIT management will make this decision prior to the fiscal 2013 year-end close on October 31, 2013. In connection therewith, the proceeds of $1.4 million have been placed in escrow and are included in other assets in the accompanying balance sheet at July 31, 2013.The gain on the sale, as well as the earnings of the Palisades Manor operation are classified as discontinued operations in the accompanying income statements for all periods presented .

Index	Page 10

On August 13, 2013, FREIT sold its Grandview Apartments in Hasbrouck Heights, New Jersey for $2.5 million. It is FREIT’s intent to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would result in a deferral for income tax purposes of the $2.3 million gain on the Grandview sale. As the property was under contract for sale as of July 31, 2013, the assets and liabilities of the Grandview Apartments have been classified to assets related to property held for sale and liabilities related to property held for sale on FREIT’s condensed consolidated balance sheet as of such date. In addition, the operating results of the Grandview operation have been classified as discontinued operations in the accompanying income statements for all periods presented.

Revenue attributable to discontinued operations for the nine and three-month periods ended July 31, 2013 was $306,000 and $77,000, respectively, and $1,113,000 and $376,000 for the nine and three-month periods ended July 31, 2012, respectively.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,294,000 and $1,318,000 for the nine-month periods ended July 31, 2013 and 2012, respectively, and $403,000 and $428,000, for the three-month periods ended July 31, 2013 and 2012, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $270,000 and $328,000 for the nine-months ended July 31, 2013 and 2012, respectively, and $73,000 and $94,000 for the three-months ended July 31, 2013 and 2012, respectively. The management agreement expires on October 31, 2015, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $103,000 and $111,000 for the nine-months ended July 31, 2013 and 2012, respectively, and $68,000 and $72,000 for the three-months ended July 31, 2013 and 2012, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC, a definitive agreement for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly owned subsidiary of Hekemian, has been approved and executed. Such fees incurred to Hekemian and Resources during the nine-months ended July 31, 2013 and 2012 were $1,711,000 and $236,000, respectively of which $311,000 and $236,000 were paid during the nine-months ended July 31, 2013 and 2012, respectively. Included within the $1.7 million in fees incurred for the current nine-month period are development fees totaling $1.4 million incurred and payable to Resources, relating to the Rotunda development project. Fees paid in the current nine-month period relate to services performed with regard to the Westwood Plaza shopping center and Damascus shopping center mortgage loan refinancings amounting to $239,000 (see Note 9), and $72,000 relating to the commission paid to Hekemian for the sale of the Palisades Manor property. Fees paid in the prior year’s nine-month period relate to services performed relative to the Damascus development project.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the nine-months ended July 31, 2013 and 2012 was approximately $436,000 and $406,000, respectively, for Mr. Robert S. Hekemian, and $32,000 and $33,000, respectively, for Mr. Robert S. Hekemian, Jr.

Index	Page 11

Note 8 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains six (6) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the nine and three-month periods ended July 31, 2013 and 2012. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Real estate rental revenue:
Commercial	$17,011	$17,684	$5,793	$5,853
Residential	13,811	14,015	4,612	4,711
Total real estate revenue	30,822	31,699	10,405	10,564

Real estate operating expenses:
Commercial	6,843	7,238	2,356	2,421
Residential	6,629	6,244	2,168	2,071
Total real estate operating expenses	13,472	13,482	4,524	4,492

Net operating income:
Commercial	10,168	10,446	3,437	3,432
Residential	7,182	7,771	2,444	2,640
Total net operating income	$17,350	$18,217	$5,881	$6,072

Recurring capital improvements-residential	$(542)	$(467)	$(340)	$(221)

Reconciliation to consolidated net income:
Segment NOI	$17,350	$18,217	$5,881	$6,072
Deferred rents - straight lining	(126)	7	(15)	(3)
Amortization of acquired leases	(18)	5	(6)	(7)
Investment income	150	80	50	25
General and administrative expenses	(1,274)	(1,280)	(405)	(415)
Depreciation	(4,533)	(4,589)	(1,511)	(1,551)
Deferred project cost write-off, net of
income relating to early lease termination	—	(776)	—	(2,236)
Financing costs	(9,032)	(8,663)	(2,949)	(2,957)
Income (loss) from continuing operations	2,517	3,001	1,045	(1,072)

Income from discontinued operations	811	437	48	181
Gain on sale of discontinued operation	1,377	—	—	—

Net income (loss)	4,705	3,438	1,093	(891)

Net (income) loss attributable to noncontrolling
interests	(454)	(525)	(182)	668

Net income (loss) attributable to common equity	$4,251	$2,913	$911	$(223)

Index	Page 12

Note 9 – Mortgage refinancings:

On December 26, 2012, Damascus Centre, LLC refinanced its $15.0 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million of which $20 million has been drawn as of July 31, 2013. The balance, up to an additional $5 million, will be available as a one-time draw over the 36 month period ending December 26, 2015, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes.

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

On May 28, 2013, the balance of the Grande Rotunda LLC acquisition loan amounting to $19 million was purchased from the bank by FREIT. The due date of the loan was May 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. It is FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. Grande Rotunda, LLC and FREIT have signed a term sheet with a major bank to secure a construction loan in an amount of up to $120 million, for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. The loan is expected to close by the end of September 2013.

FREIT is currently in the process of refinancing its Hammel Gardens and Steuben Arms mortgage loans, which are scheduled to mature on December 1, 2013. The Company has elected to refinance these loans prior to their due date in order to take advantage of the favorable interest rates. The refinancing of these loans, which have outstanding balances aggregating $9.5 million at July 31, 2013, is expected to close before October 31, 2013.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2013 and October 31, 2012:

	July 31,	October 31,
($ In Millions)	2013	2012

Fair Value	$200.5	$213.2

Carrying Value	$198.4	$200.4

Fair values are estimated based on market interest rates at July 31, 2013 and October 31, 2012 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Index	Page 13

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

OVERVIEW

FREIT is an equity real estate investment trust ("REIT") that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties. Our properties are primarily located in northern New Jersey and Maryland. We acquire existing properties for investment. We also acquire properties, that we feel have redevelopment potential, and we make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

The economic and financial environment: Despite projected weak European economic growth, the economies of China and other emerging markets are expected to gain momentum, and should positively affect the U.S. economy. The following U.S. developments and factors are also positive: (a) the housing market is improving; (b) inflation is expected to remain in check; (c) consumer spending is modestly higher in 2013; (d) private sector employment is growing steadily; and (e) credit availability has improved. These factors should slowly aid economic growth in the United States.

Residential Properties: We are aggressively increasing rental rates. As a result, our rental rates continue to show year-over-year increases. However, this practice has increased the vacancies in some of our residential properties in the short-term. We expect this aggressive rental rate policy will more than offset short-term rental revenue losses resulting from increased vacancies.

Commercial Properties: The retail outlook, has shown improvement in consumer spending over the past year and this improvement continues in 2013. This should bode well for the commercial segment.

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. As of November 2011, the expansion and renovation of the Damascus Center was completed. On July 24, 2012, the FREIT Board of Trustees approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. It is expected that development and construction at the Rotunda will commence on or about September 2013.

Index	Page 14

Debt Financing Availability: The dislocations in the credit markets seem to have abated. Financing for development projects has become more available. As a result, FREIT expects to resume the redevelopment of the Rotunda project in September 2013.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, have been applied consistently as at July 31, 2013 and October 31, 2012, and for the nine and three-months ended July 31, 2013 and 2012. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Reclassifications: Certain accounts in the prior periods’ condensed consolidated financial statements and footnotes have been reclassified to conform to the current presentation. (See Note 6 to the condensed consolidated financial statements.)

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

Index	Page 15

RESULTS OF OPERATIONS

Real Estate revenue for the nine months ended July 31, 2013 (“Current Nine Months”) decreased 3.3% to $30,678,000, compared to $31,711,000 for the nine months ended July 31, 2012 (“Prior Nine Months”), exclusive of income relating to an early lease termination by Giant of Maryland, LLC (“Giant”). Real Estate revenue for the three months ended July 31, 2013 (“Current Quarter”) decreased 1.6% to $10,384,000, compared to $10,554,000 for the three months ended July 31, 2012 (“Prior Year’s Quarter”), exclusive of income relating to the Giant early lease termination. Adjusted income from continuing operations, which excludes income relating to early lease termination, net of related deferred project cost write-off, for the Current Nine Months was $2,517,000, compared to $3,777,000 for the Prior Nine Months. For the Current Quarter adjusted income from continuing operations was $1,045,000, compared to $1,164,000 for the Prior Year’s Quarter. Adjusted income from continuing operations is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: the Giant lease termination fee income, and the related project abandonment cost write-off, as well as income applicable to discontinued operations.

Net income attributable to common equity (“net income-common equity”) for the Current Nine Months was $4,251,000 ($0.61 per share basic), compared to $2,913,000 ($0.42 per share basic) for the Prior Nine Months. Net income-common equity for the Current Quarter was $911,000 ($0.13 per share basic), compared to a loss of $(223,000) ($0.03 per share basic) for the Prior Year’s Quarter. Included in income from discontinued operations for the Current Nine Months and Current Quarter was a gain of approximately $1.4 million relating to the sale of the Palisades Manor property in April 2013. Also included in income from discontinued operations for the Current Nine Months was a $720,000 income tax credit related to the sale of the Heights Manor property. (See discussion under Residential Segment for additional information.) Included in income from continuing operations for the Prior Nine Months and Prior Year’s Quarter is approximately $3 million of income relating to the Giant early lease termination, offset by a $3.7 million write-off of a portion of the deferred project costs relating to development plans at the Rotunda. (See discussion under Commercial Segment for additional information.) The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2013 and 2012:

NET INCOME COMPONENTS
	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Income from real estate operations:
Commercial properties	$10,024	$10,458	$(434)	$3,416	$3,422	$(6)

Residential properties	7,182	7,771	(589)	2,444	2,640	(196)
Total income from real estate operations	17,206	18,229	(1,023)	5,860	6,062	(202)

Financing costs:
Fixed rate mortgages	(7,997)	(7,471)	(526)	(2,725)	(2,495)	(230)
Floating rate - Rotunda & Damascus (a)	(563)	(789)	226	(59)	(321)	262
Other- Corporate interest	(472)	(403)	(69)	(165)	(141)	(24)
Total financing costs	(9,032)	(8,663)	(369)	(2,949)	(2,957)	8

Investment income	150	80	70	50	25	25

General & administrative expenses:
Accounting fees	(395)	(368)	(27)	(119)	(114)	(5)
Legal & professional fees	(78)	(77)	(1)	(41)	(40)	(1)
Trustee fees	(389)	(417)	28	(131)	(140)	9
Corporate expenses	(412)	(418)	6	(114)	(121)	7
Total general & administrative expenses	(1,274)	(1,280)	6	(405)	(415)	10

Depreciation	(4,533)	(4,589)	56	(1,511)	(1,551)	40

Adjusted income from continuing operations	2,517	3,777	(1,260)	1,045	1,164	(119)

Deferred project cost write-off, net of
income relating to early lease termination	—	(776)	776	—	(2,236)	2,236

Income (loss) from continuing operations	2,517	3,001	(484)	1,045	(1,072)	2,117

Income from discontinued operations	811	437	374	48	181	(133)
Gain on sale of discontinued operation	1,377	—	1,377	—	—	—

Net income (loss)	4,705	3,438	1,267	1,093	(891)	1,984
Net (income) loss attributable to noncontrolling
interests in subsidiaries	(454)	(525)	71	(182)	668	(850)

Net income (loss) attributable to common equity	$4,251	$2,913	$1,338	$911	$(223)	$1,134

(a) Damascus converted to fixed rate loan in February 2013.

Index	Page 16

The consolidated results of operations for the Current Nine Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Nine Months and Current Quarter, as compared to the prior year’s comparable periods (See below for definition of NOI.):

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2013	2012	$	%	2013	2012	$	%	2013	2012
	(In thousands)				(In thousands)				(In thousands)
Rental income	$13,112	$13,635	$(523)	-3.8%	$13,602	$13,777	$(175)	-1.3%	$26,714	$27,412
Reimbursements	3,732	3,926	(194)	-4.9%	—	—	—		3,732	3,926
Other	167	123	44	35.8%	209	238	(29)	-12.2%	376	361
Total revenue	17,011	17,684	(673)	-3.8%	13,811	14,015	(204)	-1.5%	30,822	31,699

Operating expenses	6,843	7,238	(395)	-5.5%	6,629	6,244	385	6.2%	13,472	13,482
Net operating income	$10,168	$10,446	$(278)	-2.7%	$7,182	$7,771	$(589)	-7.6%	17,350	18,217
Average
Occupancy %	81.5%	83.9%		-2.4%	92.5%	95.9%		-3.4%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(126)	7
Amortization of acquired leases	(18)	5
Investment income	150	80
General and administrative expenses	(1,274)	(1,280)
Depreciation	(4,533)	(4,589)
Deferred project cost write-off, net of
income relating to early lease termination	—	(776)
Financing costs	(9,032)	(8,663)
Income from continuing operations	2,517	3,001
Income from discontinued operations	811	437
Gain on sale of discontinued operations	1,377	—
Net income	4,705	3,438
Net income attributable to noncontrolling interests	(454)	(525)
Net income attributable to common equity	$4,251	$2,913

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2013	2012	$	%	2013	2012	$	%	2013	2012
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,321	$4,504	$(183)	-4.1%	$4,540	$4,646	$(106)	-2.3%	$8,861	$9,150
Reimbursements	1,435	1,310	125	9.5%	—	—	—		1,435	1,310
Other	37	39	(2)	-5.1%	72	65	7	10.8%	109	104
Total revenue	5,793	5,853	(60)	-1.0%	4,612	4,711	(99)	-2.1%	10,405	10,564

Operating expenses	2,356	2,421	(65)	-2.7%	2,168	2,071	97	4.7%	4,524	4,492
Net operating income	$3,437	$3,432	$5	0.1%	$2,444	$2,640	$(196)	-7.4%	5,881	6,072
Average
Occupancy %	81.5%	81.4%		0.1%	92.5%	95.9%		-3.4%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(15)	(3)
Amortization of acquired leases	(6)	(7)
Investment income	50	25
General and administrative expenses	(405)	(415)
Depreciation	(1,511)	(1,551)
Deferred project cost write-off	—	(2,236)
Financing costs	(2,949)	(2,957)
Income (loss) from continuing operations	1,045	(1,072)
Income from discontinued operations	48	181
Net income (loss)	1,093	(891)
Net (income) loss attributable to noncontrolling interests	(182)	668
Net income (loss) attributable to common equity	$911	$(223)

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

Index	Page 17

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by generally accepted accounting principles, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Nine Months decreased by 3.8% and 2.7%, respectively, as compared to the Prior Nine Months. For the Current Quarter revenue decreased by 1.0% from the Prior Year’s Quarter; however, NOI for the Current Quarter was relatively level with the Prior Year’s Quarter. The decrease in revenue for both the Current Nine Months and Current Quarter was primarily due to higher vacancies at the Rotunda and Westridge Square properties, specifically, the vacancy resulting from the termination of the Giant lease for 35,994 square feet of space at the Rotunda property in February 2012, which was a major contributing factor to the overall decline in revenue for the current year. It is not anticipated that this space (or a reconfiguration of this space) will be leased until the redevelopment of the Rotunda is completed. (See discussion below.) The decrease in rental revenue for the current year was slightly offset by a lower level of administrative expenses for the Current Nine Months and Current Quarter, primarily due to a higher level of bad debt expense incurred in last year’s comparable periods.

Same Property Operating Results: FREIT’s commercial segment currently contains ten (10) same properties. (See definition of same property under Segment Information above.) For the Current Nine Months, same property revenue and same property NOI for our commercial segment decreased by 3.8% and 2.7%, respectively, as compared to the Prior Nine Months. For the Current Quarter same property revenue decreased by 1.0% from the Prior Year’s Quarter; however, same property NOI for the Current Quarter was relatively level with the Prior Year’s Quarter.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (Sq Ft)	Weighted Average Prior Lease Rate (Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (Sq Ft) (a)	Lease Commissions (Sq Ft) (a)

Comparable leases	29	95,211	$18.69	$16.38	14.1%	$2.52	$0.58

Non-comparable leases	9	27,880	$19.00	N/A	N/A	$3.31	$0.95

Total leasing activity	38	123,091

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

The US economic recovery continues to show signs of improvement during 2013, with retail sales also showing slight improvement. Exclusive of the Giant space at the Rotunda (see discussion below); tenant fall-out at our other properties has been minor. Average occupancy rates for the Current Nine Months, exclusive of the Giant space at the Rotunda, decreased 0.8% from last year’s comparable period.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of July 31, 2013, approximately 79% of the space at the Damascus Center is leased and 77% is occupied.

At Westridge Square, Giant elected not to extend its lease beyond October 31, 2011, and vacated its space at the center during May 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart manages an international grocery store chain, and the operation of a G-Mart International Foods store at Westridge Square is expected to complement other retailers in the center and generate increased consumer traffic at the shopping center. FREIT expects to incur approximately $940,000 in tenant improvement costs associated with the lease to G-Mart. We anticipate that G-Mart will begin operating at the center in September 2013.

Index	Page 18

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the former tenant and operator of a 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Under the terms of the Agreement, Giant agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the Rotunda for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space to Giant for the same use under the terms acceptable to Grande, and Giant will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development cleared the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Rotunda in April 2012, the results for the Prior Nine Months and Prior Year’s Quarter include income of $2.95 million relating to the Giant early lease termination, offset by a $3.73 million deferred project cost write-off relating to a change in development plans for the Rotunda, specifically $1.49 related to the write-off of the design fees relating to the Giant portion of the project and $2.24 million of certain planning and feasibility costs that were no longer deemed to have any utility. The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges, and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. FREIT currently expects to resume the redevelopment of the Rotunda in accordance with the revised plans in September 2013.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. A contract for the sale of the South Brunswick property, with a carrying value of $1.1 million at July 31, 2013, has been entered into, subject to the completion of the due diligence review, and the resolution of certain environmental issues. As a result, the due diligence period has been extended until December 2013. The contract sale price is $11 million. Since the contract is contingent on the completion of the due diligence review, it is not possible for management to estimate when the sale of the South Brunswick property will occur, and therefore, it is classified as held for use as of July 31, 2013.

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase III construction began in June 2011, and was completed in November 2011. Certain tenant fit-up costs have been incurred with respect to space leased since November 2011, and additional tenant fit-up costs are expected, once the remaining new space is leased and occupied. For the Current Nine Month period, total tenant fit-up costs incurred were approximately $1,037,000. Total construction costs were funded from a $21.3 million construction loan entered into on February 12, 2008. With the completion of each of the three phases of construction, certain tenant leases have been renewed and occupancy is beginning to increase. Approximately 79% of the space at the Damascus Center is leased and 77% is occupied.

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 130,000 sq. ft. office building and approximately 78,000 sq. ft of retail space on the lower level of the office building. Plans completed in 2008 for the renovation and expansion of the property included the building of 350 residential apartment units, condominiums apartment units, a hotel structure, expansion of the retail space (including an underground super market), and structured underground parking. As a result of Giant vacating its space, the scope of the project and the development plans was revised to include, in addition to the office building, 379 residential apartment units, 170,675 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $11.8 million has been incurred through July 31, 2013 for planning and feasibility studies, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. During the Current Nine Month period, an additional $3.6 million in planning and feasibility study costs were incurred, of which $1.4 million relates to predevelopment fees payable to Hekemian Development Resources LLC. (See Note 7 for more details.) All planning and feasibility study costs are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. Grande Rotunda, LLC and FREIT have signed a term sheet with a major bank to secure a construction loan in an amount of up to $120 million, for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. The loan is expected to close by the end of September 2013.

Index	Page 19

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment communities totaling 964 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Nine Months decreased by 1.5% and 7.6%, respectively, as compared to the Prior Nine Months. FREIT’s total revenue and NOI from it’s residential segment for the Current Quarter decreased by 2.1% and 7.4%, respectively, as compared to the Prior Year’s Quarter. The decrease in total revenue for the Current Nine Months and Current Quarter was primarily attributable to higher vacancy levels at several of our properties. Average occupancy levels for the Current Nine Months and Current Quarter decreased 3.4% for both periods, as compared to last year’s comparable periods. The lower occupancy levels for the current year, combined with a higher level of operating expenses for the current year, specifically repair and maintenance expense, were the primary reasons for the decrease in NOI for both the Current Nine Months and Current Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for the Current Nine Months decreased by 1.5% and 7.6%, respectively, as compared to the Prior Nine Months. For the Current Quarter, same property revenue and same property NOI decreased by 2.1% and 7.4%, respectively, as compared to the Prior Year’s Quarter. The Palisades Manor property, which was sold in April 2013, and the Grandview Apartments property, which was sold in August 2013, are classified as discontinued operations and therefore not included as same property. (See discussion below.)

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Nine Months and the Prior Nine Months were $1,700 and $1,646, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $197,000 and $184,000, respectively.

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey and recognized a gain of $1.4 million from the sale. It is FREIT’s intent to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would result in a deferral for income tax purposes of the $1.4 million gain of the Palisades Manor sale. However, there is a possibility that the acquisition of the property identified in the 1031 exchange may not take place. Therefore, if the 1031 exchange does not occur, then management will decide whether to pay out the gain of $1.4 million as a capital gain dividend to FREIT shareholders, or retain the proceeds within the operation and pay the related income taxes in 2013. FREIT management will make this decision prior to the fiscal 2013 year-end close on October 31, 2013. The gain on the sale, as well as the earnings of the Palisades Manor operation are classified as discontinued operations in the accompanying income statements for all periods presented.

On August 13, 2013, FREIT sold its Grandview Apartments in Hasbrouck Heights, New Jersey for $2.5 million. FREIT recognized a $2.3 million capital gain from the sale of this property, which will be recorded in FREIT’s 4th Quarter operating results. It is FREIT’s intent to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would result in a deferral for income tax purposes of the gain of the Grandview sale. Since the Grandview property was sold subsequent to July 31, 2013, but prior to the issuance of FREIT’s 3rd Quarter 10-Q, the Grandview property has been classified as property held for sale as of July 31, 2013. In addition, the earnings of the Grandview operation have been classified as discontinued operations in the accompanying income statements for all periods presented.

In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to discontinued operations for the nine-month period ended July 31, 2013.

Index	Page 20

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, and air conditioning system replacement) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of July 31, 2013, approximately $5.7 million was expended at The Pierre for these capital improvements, of which $388,000 relates to the Current Nine Months. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. The parking structure restoration project at The Pierre is expected to be completed within the next year, at a cost of approximately $600,000. In addition, we are in the planning stages of a major project to replace the current air conditioning system at The Pierre, which is expected to be completed within the next 2 years, at an estimated cost of $1.5 million. These costs will be financed from operating cash flow and cash reserves.

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$6,546	$7,088	$2,146	$2,359
New	1,073	—	462	—
2nd Mortgages
Existing	109	113	36	37
Variable rate mortgages:
Acquisition loan-Rotunda	442	518	59	193
Construction loan-Damascus	121	271	—	128
Other	472	403	165	141
	8,763	8,393	2,868	2,858
Amortization of Mortgage Costs	269	270	81	99
Total Financing Costs	$9,032	$8,663	$2,949	$2,957

Total financing costs for the Current Nine Months increased 4.3% compared to the prior year’s comparable period. For the Current Quarter, total financing costs remained relatively level with the Prior Year’s Quarter. The increase for the Current Nine Months was primarily attributable to the Westwood Plaza and Damascus refinancings included under new first mortgages. The interest related to the variable rate Damascus construction loan for the Current Nine Months relates to interest incurred up until the date the loan was refinanced on December 26, 2012. (See discussion below for further information.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,274,000 and $405,000, respectively, as compared to $1,280,000 and $415,000 for the prior year’s comparable periods, respectively. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $862,000 and $291,000, for the Current Nine Months and the Current Quarter, respectively, as compared to $862,000 and $294,000 for the prior year’s comparable periods.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $4,533,000 and $1,511,000, respectively, as compared to $4,589,000 and $1,551,000 for the prior year’s comparable periods, respectively. The slight decrease in depreciation was due to certain assets being fully depreciated as of the end of Fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.4 million for the Current Nine Months compared to $10.4 million for the Prior Nine Months. The decrease in cash flow from operating activities for the Current Nine Months was primarily attributable to the impact of lower rental revenue within our commercial and residential segments as compared to the Prior Nine Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Index	Page 21

As at July 31, 2013, FREIT had cash and cash equivalents totaling $4.7 million, compared to $10.6 million at October 31, 2012. The decrease in cash for the Current Nine Months is primarily due to FREIT’s repayment of the Rotunda acquisition loan balance of $19 million, offset in part by the net cash received as a result of the Westwood Plaza and Damascus mortgage loan refinancings. (See discussion below for additional information relating to these refinancings.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the original amount of $18 million. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The Palisades Manor property was sold in April 2013, and the Grandview Apartments was sold in August 2013. These properties were collateral for the credit line. Provident Bank has released these properties as collateral for the credit line, and as a result, the credit line has been reduced to approximately $13 million as of July 2013. As of July 31, 2013, approximately $13 million was available under the line of credit, and no amount was outstanding.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of July 31, 2013. The balance, up to an additional $5 million, will be available as a one-time draw over a 36 month period from the closing date, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

At July 31, 2013, FREIT’s aggregate outstanding mortgage debt was $198.4 million, which bears a weighted average interest rate of 5.47%, and an average life of approximately 3.69 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2014	2016	2017	2018	2019	2021	2022	2023
(In millions)
Mortgage "Balloon" Payments	$9.4	$24.5	$22.0	$4.9	$45.2	$19.1	$14.4	$32.5

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2013 and October 31, 2012:

	July 31,	October 31,
($ in Millions)	2013	2012

Fair Value	$200.5	$213.2

Carrying Value	$198.4	$200.4

Fair values are estimated based on market interest rates at July 31, 2013 and October 31, 2012 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2013, a 1% interest rate increase would reduce the fair value of our debt by $9.8 million, and a 1% decrease would increase the fair value by $10.5 million.

Index	Page 22

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan was further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment of $110,000 was required on February 1, 2012 in order to reduce the loan to achieve the stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. It is FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. Grande Rotunda, LLC and FREIT have signed a term sheet with a major bank to secure a construction loan in an amount of up to $120 million, for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. The loan is expected to close by the end of September 2013. See Development Activities.

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

FREIT is currently in the process of refinancing its Hammel Gardens and Steuben Arms mortgage loans, which are scheduled to mature on December 1, 2013. The Company has elected to refinance these loans prior to their due date, in order to take advantage of the favorable interest rates. The refinancing of these loans, which have outstanding balances aggregating $9.5 million at July 31, 2013, is expected to close before October 31, 2013.

Interest rate swap contract: To reduce interest rate volatility, FREIT uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the term of a certain loan. We enter into this swap contract with a counterparty that is usually a high-quality commercial bank.

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

FREIT had a variable interest rate mortgage securing its Damascus Center property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This interest rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $20,000,000 ($19,789,000 at July 31, 2013). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Index	Page 23

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2013, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $1.2 million. This amount has been included as an asset in FREIT’s balance sheet as at July 31, 2013, and the change (gain or loss) between reporting periods included in comprehensive income.

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

ADJUSTED FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Effective July 31, 2013, FREIT revised its FFO calculation to be in conformance with the NAREIT definition. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, under market lease amortization, straight-line rents, FFO from discontinued operations and recurring capital improvements on our residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is useful to investors as a supplemental gauge of our operating performance. We compute FFO and AFFO as follows:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Funds From Operations ("FFO") (a)

Net income (loss)	$4,705	$3,438	$1,093	$(891)
Depreciation of consolidated properties	4,533	4,589	1,511	1,551
Depreciation of discontinued operations	10	37	2	13
Amortization of deferred leasing costs	204	193	77	72
Project abandonment costs related to asset impairment	—	3,726	—	2,236
Gain on sale of discontinued operations	(1,377)	—	—	—
Distributions to minority interests	(462)	(745)	(60)	(240)
FFO	$7,613	$11,238	$2,623	$2,741

Per Share - Basic	$1.10	$1.62	$0.38	$0.39

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")

FFO	$7,613	$11,238	$2,623	$2,741
Amortization of acquired leases	18	(5)	6	7
Under market lease amort re: Giant lease termination	—	(1,344)	—	—
Deferred rents (Straight lining)	126	(7)	15	3
Less: FFO from discontinued operations	(821)	(474)	(50)	(194)
Capital Improvements - Apartments	(542)	(467)	(340)	(221)
AFFO	$6,394	$8,941	$2,254	$2,336

Per Share - Basic	$0.92	$1.29	$0.32	$0.34

Weighted Average Shares Outstanding:
Basic	6,942	6,942	6,942	6,942

Index	Page 24

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

Index	Page 25

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Commercial Segment”, “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2013. There has been no change in FREIT’s internal control over financial reporting during the three months ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

Index	Page 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 9, 2013
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)