Form 10-K
period 2013-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2014-01-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $99 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2013, the last business day of the registrant’s most recently completed second quarter.

As of January 14, 2014, the number of shares of beneficial interest outstanding was 6,921,743

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Shareholders to be held on April 3, 2014 are incorporated by reference in Part III of this Annual Report.

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

FREIT Website: All of FREIT’s Securities and Exchange Commission filings for the past three years are available free of charge on FREIT’s website, which can be accessed at http://www.FREITNJ.com.

Fiscal Year 2013 Developments

(i)	FINANCING
(a)	The expansion and rebuilding of the Damascus Shopping Center, located in Damascus, Maryland (the “Damascus Center”) and owned by Damascus Centre, LLC, a 70% owned affiliate of FREIT, was completed in November 2011. The total capital required for this project, including tenant improvements, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the aggregate amount of approximately $3.2 million. The construction loan, including the exercise of a twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over the 36 month period ending December 26, 2015, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and is not held or used for trading purposes.
3

(b)	The $19.1 million mortgage loan (as amended) on FREIT’s Rotunda property was scheduled to mature on February 1, 2013. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. Even though the bank agreed to an additional ninety-day (90) extension of the maturity date of the loan from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. FREIT intended to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. (See Notes 5 and 9 to FREIT’s consolidated financial statements.)
(c)	FREIT has a $13 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. In Fiscal 2013, FREIT sold its Palisades Manor and the Grandview Apartment properties. These properties were being used as collateral for the line of credit provided by Provident Bank, and their sale reduced FREIT’s line of credit with Provident Bank from $18 million to $13 million. As of October 31, 2013, approximately $11 million was available under the line of credit, and $2 million was outstanding. FREIT does not anticipate that the reduction in the line of credit will affect its ability to cover mandatory debt service payments, make capital improvements, and pay dividends required to maintain its status as a REIT.
(ii)	CONSTRUCTION

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases, with the final phase being completed in November 2011. Additional tenant fit-up costs are expected, once all of the new space is leased and occupied. Funding for this project was made available under a construction loan facility and advances by FREIT (see above). Because of this expansion, leases for certain tenants were allowed to expire and were not renewed. This has caused occupancy to decline, on a temporary basis, during the construction phase. However, with the completion of each of the three phases, certain tenant leases have been renewed and occupancy is beginning to increase. As of October 31, 2013, approximately 86% of the space at the Damascus Center is leased and 76.8% is occupied.

Development plans and studies for the expansion and renovation of our Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) were substantially completed during Fiscal 2008. The Rotunda, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. The original building plans incorporated an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project were expected to approximate $200 million. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. As of October 31, 2013, the Company has incurred approximately $14.6 million of pre-development costs, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project (see discussion below). During Fiscal 2012, the original plans for the Rotunda redevelopment project were revised, primarily attributable to the lease termination by Giant of Maryland, LLC (“Giant”) and related termination agreement. (See Competitive Condition: (C) Renewal of Leases and Reletting of Space for more details.) As a result, we will not be required to construct a lower level Giant supermarket as part of the redevelopment plans at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This termination of the Giant lease cleared the way for Grande to move forward with the redevelopment planning for this property.

As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center, the results for Fiscal 2012, include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in the future development plans for the Rotunda shopping center, specifically the impact that the Giant portion of the project had on the design fees incurred to date and included in Construction in Progress (“CIP”). The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. The revised building plans incorporate an expansion of approximately 115,000 square feet of retail space, approximately 350 residential rental apartments, and structured parking. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs that had been included in CIP were no longer deemed to have any utility, and were written-off in the 3rd Quarter of Fiscal 2012. Due to the revised scope of the development and the improved economic and financing climate, FREIT has now resumed the redevelopment of the Rotunda. On December 9, 2013, Grande Rotunda, LLC and FREIT closed with Wells Fargo Bank on a construction loan of up to $120 million, for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. In order to avoid beginning construction during the winter months, Rotunda began construction on the parking lot areas in September 2013.

(iii)	PLANNED DISPOSITION

On July 7, 2010, FREIT’s Board of Trustees authorized management to pursue a sale of the 251,991 sq. ft. Westridge Square Shopping Center (“Westridge”) located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. On April 15, 2011, FREIT was notified by Giant, the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge, that Giant would not extend the term of its lease, which expired on October 31, 2011. FREIT actively pursued the re-leasing of the space vacated by Giant. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart began operations at the center in September 2013. (See Note 2 for more details.) FREIT will reevaluate its decision to market Westridge for sale in light of the Giant lease expiration, and the subsequent releasing of the space to G-Mart. See “Segment Information – Commercial Segment” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

On June 3, 2011, FREIT’s Board authorized management to pursue the sale of the Palisades Manor Apartments, in Palisades Park, NJ, the Grandview Apartments in Hasbrouck Heights, NJ, and the Heights Manor Apartments in Spring Lake Heights, NJ. The decision to pursue the sale of these properties was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. Both the Palisades Manor and Grandview properties were sold in Fiscal 2013, and the Heights Manor property was sold in Fiscal 2012 (See Note 3 for more details).

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. On December 20, 2013, the South Brunswick property was sold for $11 million, resulting in an estimated gain of approximately $8.7 million (See Note 15 for more details).

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2013 is included in Note 14 “Segment Information” to FREIT’s consolidated financial statements.

(c)	Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey, Maryland and on Long Island, NY. We also currently own approximately 7.37 acres of unimproved land in New Jersey. See Item 2, “Properties - Portfolio of Investments.”

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

Portfolio of Real Estate Investments

At October 31, 2013, FREIT’s real estate holdings included (i) six (6) apartment buildings or complexes containing 964 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,264,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) four (4) parcels of undeveloped land consisting of approximately 40.37 acres. On December 20, 2013, the South Brunswick property totaling 33 acres was sold. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Damascus Centre, LLC: FREIT owns a 70% membership interest in Damascus Centre, LLC which owns the Damascus Center that has recently been renovated and expanded. See Item 1-a (ii), “Construction”.

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

Employees

On October 31, 2013 FREIT and its subsidiaries had twenty one (21) full-time employees and four (4) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

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

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement renewed on November 1, 2013 for a two-year term and will expire on October 31, 2015. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The salient provisions of the Management Agreement are as follows: FREIT retains Hekemian as the exclusive management and leasing agent for properties which FREIT owned as of April 2002 and for the Preakness Shopping Center acquired on November 1, 2002 by Wayne PSC. However, FREIT may retain other managing agents to manage certain other properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive advisor for FREIT to locate and recommend to FREIT investments, which Hekemian deems suitable for FREIT, and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT or its affiliates, with respect to such additional services. During the 4th quarter of Fiscal 2007, FREIT’s Board of Trustees (“Board”) approved, in general, development fee arrangements for the development services to be performed at the Rotunda (owned by Grande Rotunda, LLC), and the Damascus Center (owned by Damascus Centre, LLC). These fees will be payable to Hekemian Development Resources LLC (“Resources”), a wholly owned affiliate of Hekemian. Definitive agreements for the development services to be performed at the Rotunda and the Damascus Center have been executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $84.6 million (as may be modified, and less the amount of $3 million previously paid to Hekemian for the Rotunda project). In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million, in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project. The fee for the redevelopment of the Damascus Center was an amount equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). The minority ownership interests of Grande Rotunda, LLC and Damascus Centre, LLC are owned by Rotunda 100, LLC and Damascus 100, LLC, which are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. (See Note 9 to FREIT’s consolidated financial statements.)

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2013, FREIT’s aggregate outstanding mortgage debt was $199.4 million with an average interest cost on a weighted average basis of 5.53%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2013 with respect to each of these properties.

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

In addition, retailers at FREIT’s commercial properties face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing and shopping through cable and computer sources, particularly over the internet, and telemarketing. In many markets, the trade areas of FREIT’s commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT’s commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT’s tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT’s commercial properties.

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

(B)	Commercial Shopping Center Properties’ Dependence on Anchor Stores and Satellite Tenants

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

As at October 31, 2013 the following table lists the ten (10) largest commercial tenants, which account for approximately 51.4% of FREIT’s leased commercial rental space and 35.1% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Coat Factory	Westridge Square	85,992	3.7%
Kmart Corporation	Westwood Plaza	84,254	1.8%
Macy’s Federated Department Stores, Inc.	Preakness	81,160	1.3%
Pathmark Stores Inc.	Patchoque	63,932	7.5%
Stop & Shop Supermarket Co.	Preakness	61,020	3.4%
Safeway Stores Inc.	Damascus Center	58,358	5.3%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	6.2%
G-Mart Frederick, Inc.	Westridge Square	40,000	1.5%
TJ MAXX	Westwood Plaza	28,480	2.8%
T-Bowl Inc.	Preakness	27,195	1.5%

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT’s commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT’s revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make expected distributions to its shareholders, could be adversely affected.

On February 3, 2012, Grande Rotunda, LLC (“Grande”) a 60% owned affiliate of FREIT entered into a lease termination agreement (“Agreement”) with Giant, the tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party.

During Fiscal 2011, FREIT was notified by the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge that it would not extend the term of its lease, which expired on October 31, 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart began operations at the center in September 2013.

There were no other material lease expirations during Fiscal 2013 and Fiscal 2012. There are no material lease expirations expected during Fiscal 2014.

(D)	Illiquidity of Real Estate Investments; Possibility that Value of FREIT’s Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT’s interests in its partially owned subsidiaries are subject to transfer constraints imposed by the operating agreements which govern FREIT’s investment in these partially owned subsidiaries. Even without such restrictions on the transfer of its interests, FREIT believes that there would be a limited market for its interests in these partially owned subsidiaries.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner’s liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT’s revenues and ability to make distributions to its shareholders.

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

In prior years, FREIT conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except as noted in subparagraph (iii) above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable Federal or state law or regulation.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. The improvement in the U.S. economy has been uneven, but trending data seems to indicate the recovery has finally gained traction. The following U.S. developments and factors are positive: (a) the improvement in the housing market is expected to continue and drag along ancillary services; (b) falling energy prices and slower increases in health care costs are keeping inflation low; (c) increasing consumer confidence should push spending modestly higher in 2014; (d) private sector employment is expected to grow steadily; and (e) credit availability has improved. These factors should aid economic growth in the United States. However, there are factors that can be a drag on long-term economic growth: (i) continued gridlock in Washington; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; and (iv) a dramatic international debacle.

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

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions. The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT’s income and cash flow and adversely affect our ability to pay mortgage debt and interest or make distributions to our shareholders. FREIT is currently in the process of actively pursuing the re-leasing of the space at The Rotunda that was vacated by Giant as of April 2012, and has re-leased a portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square property to G-Mart, an international grocery chain. G-Mart opened for business at the center in September 2013.

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

Development and construction risks: As part of its investment strategy, FREIT seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. FREIT has recently completed a major expansion project at the Damascus Center and is engaged in a major redevelopment at the Rotunda property in Baltimore, Maryland. Development and construction activities are challenged with the following risks, which may adversely affect our cash flow:

•	financing may not be available in the amounts we seek, or may not be on favorable terms;
•	long-term financing may not be available upon completion of the construction;
•	failure to complete construction on schedule or within budget may increase debt service costs and construction costs; and
•	abandoned project costs could result in an impairment loss.

Debt financing could adversely affect income and cash flow: FREIT relies on debt financing to fund its growth through acquisitions and development activities. To the extent third party debt financing is not available or not available on acceptable terms, acquisitions and development activities will be curtailed.

As of October 31, 2013, FREIT had approximately $197.4 million of non-recourse mortgage debt subject to fixed interest rates, and $2.0 million of variable interest rate debt relating to outstanding draws on its line of credit. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. In order to meet the bank’s annual debt service coverage ratio requirement, a principal payment of $110,000 was made on the loan in February 2012. As part of the terms of the loan extension agreement, the loan was further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate was adjusted to 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 were required. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. Even though the bank agreed to an additional ninety-day (90) extension of the maturity of the loan from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. FREIT intended to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest.

To the extent we are unable to refinance our indebtedness on acceptable terms; we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $13 million credit line (of which $11 million was available as of October 31, 2013), and our Grande Rotunda construction loan, which was entered into on December 9, 2013, contain financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

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

Real estate is a competitive business: FREIT is subject to normal competition with other investors to acquire real property and to profitably manage such property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT. In addition, retailers at FREIT’s commercial properties face increasing competition from discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs, marketing and shopping through cable and computer sources, particularly over the internet, and telemarketing. In many markets, the trade areas of FREIT’s commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT’s commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT’s tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT’s commercial properties.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner’s liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT’s revenues and ability to make distributions to its shareholders.

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

Portfolio of Investments: The following tables set forth certain information relating to each of FREIT’s real estate investments in addition to the specific mortgages encumbering the properties.

Commercial Properties as of October 31, 2013:

Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/13	Average Annualized Rent per Sq. Ft. @ 10/31/13 *	Average Annualized Rent per Sq. Ft. @ 10/31/12 *	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,800	100.0%	$23.12	$22.25	None (1)	$63

Franklin Crossing	1966 (2)	87,041	93.5%	$24.78	$23.26	None (1)	$7,821
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	98.9%	$13.19	$13.35	$22,388	$8,641
Westwood, NJ

Westridge Square (3)	1992	251,991 (10)	69.9%	$15.49	$13.45	$22,000	$17,967
Frederick, MD

Pathmark Super Store	1997	63,962	100.0%	$20.03	$20.91	$5,503 (7)	$7,376
Patchogue, NY

Preakness Center (4)	2002	322,136	93.4%	$13.34	$12.02	$26,863	$27,616
Wayne, NJ

Damascus Center (5)	2003	143,471	75.0%	$19.41	$20.26	$19,699 (8)	$30,347
Damascus, MD
				.	.
The Rotunda (6)	2005	216,645 (11)	59.3%	$31.56	$26.29	$0 (9)	$41,545
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$165
		Landlease

Rochelle Park, NJ	2007	1 Acre	N/A	N/A	N/A	None	$2,341
		Landlease

* Average annualized rent per sq ft includes the impact of straight-line rent escalations and the amortization of rent concessions and abatements.

(1) Security for draws against FREIT’s Credit Line.

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

(8) On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with a new mortgage loan in the amount of $20 million, bearing a floating rate equal to 210 basis points over the BBA LIBOR, and the new loan will mature on January 3, 2023.

(9) FREIT purchase Rotunda loan of $19 million from bank on May 28, 2013. FREIT intended to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project.

(10) Giant supermarket, which leases 55,330 sq ft, elected not to extend their lease as of November 1, 2011. Effective April 2013, 40,000 sq ft of this space leased to G-Mart.

(11) Giant supermarket, which leases 35,994 sq ft, vacated their space in April 2012, and mutually agreed to continue to make payments under the terms of their lease through March 31, 2015.

Residential Apartment Properties as of October 31, 2013:

Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/13	Average Monthly Rent per Unit @ 10/31/13	Average Monthly Rent per Unit @ 10/31/12	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Berdan Court	1965	176	91.9%	$1,660	$1,575	$18,976	$1,702
Wayne, NJ

Hammel Gardens	1972	80	91.3%	$1,461	$1,352	$3,928 (4)	$684
Maywood, NJ

Steuben Arms	1975	100	94.9%	$1,406	$1,342	$5,446 (5)	$1,011
River Edge, NJ

Westwood Hills (1)	1994	210	93.7%	$1,687	$1,576	$22,383	$10,667
Westwood Hills, NJ

Pierre Towers (2)	2004	269	91.8%	$2,307	$2,228	$31,797	$40,991
Hackensack, NJ

Boulders (3)	2006	129	93.7%	$1,942	$1,813	$18,440	$17,462
Rockaway, NJ

(1) FREIT owns a 40% equity interest in Westwood Hills. See “Investment in Subsidiaries”.

(2) Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.

(3) Construction completed in August 2006 on land acquired in 1963 / 1964.

(4) On November 19, 2013, the Hammel Gardens loan was refinanced in the amount of $8.5 million at an interest rate of 4.54%.

(5) On November 19, 2013, the Steuben Arms loan was refinanced in the amount of $11.2 million at an interest rate of 4.54%.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2013 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	54	162,014	14.4%	$3,542,574	$21.87
2014	24	62,473	5.5%	$1,047,298	$16.76
2015	21	44,712	4.0%	$668,970	$14.96
2016	28	158,530	14.1%	$2,854,423	$18.01
2017	25	251,946	22.4%	$2,696,283	$10.70
2018	22	57,561	5.1%	$1,362,616	$23.67
2019	7	93,644	8.3%	$536,767	$5.73
2020	3	8,996	0.8%	$183,593	$20.41
2021	14	33,816	3.0%	$832,988	$24.63
2022	6	72,587	6.4%	$1,574,458	$21.69
2023	7	50,466	4.5%	$797,121	$15.80
2024	2	9,009	0.8%	$122,982	$13.65

Land Under Development and Vacant Land as of October 31, 2013:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0
So. Brunswick, NJ (2)	1964	Billboard rental	Industrial	33.0

(1)	All of the above land is unencumbered, except as noted.
(2)	On December 20, 2013, the South Brunswick property was sold. (See Note 15 for more details).

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT’s business is not materially dependent upon any single tenant or any one of its properties.

In Fiscal 2013, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue. Within FREIT’s residential segment, Pierre Towers in Hackensack, NJ accounted for 15.6% of total consolidated revenue, and within FREIT’s commercial segment, the Preakness Center in Wayne, NJ accounted for 15.1% of total consolidated revenue. For fiscal years 2012 and 2011, none of FREIT’s properties accounted for 15% or more of FREIT’s total consolidated revenue.

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

FREIT and its subsidiaries’ commercial properties have seventeen (17) anchor/major tenants, which account for approximately 56.8% of the space leased. The balance of the space is leased to one hundred and fifty eight (158) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leaseable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants
Westridge Square	(SC)	251,991	Burlington Coat Factory	23
Frederick, MD (1)			G-Mart
Franklin Crossing	(SC)	87,041	Stop & Shop	19
Franklin, Lakes, NJ
Westwood Plaza	(SC)	173,854	Kmart Corp	20
Westwood, NJ			TJMaxx
Preakness Center (2)	(SC)	322,136	Stop & Shop	37
Wayne, NJ			Macy's
			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (3)	(SC)	143,471	Safeway Stores	19
Damascus, MD
The Rotunda (4)	(O)	138,276	Clear Channel Broadcasting	37
Baltimore, MD			US Social Security Office

	(SC)	78,369	Horizon Cinema	2
			Rite Aid Corporation
Patchogue, NY	(SC)	63,962	Pathmark	—
Glen Rock, NJ	(SC)	4,800	Chase Bank	1

(1) Giant Food of Maryland vacated in May 2011. Replaced by G-Mart in September 2013.

(2) FREIT has a 40% interest in this property.

(3) FREIT has a 70% interest in this property.

(4) FREIT has a 60% interest in this property. Giant Food of Maryland vacated in April 2012, but mutually agreed to continue to pay rent in accordance with lease terms through 3/31/2015.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 84.7%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The lower average occupancy level was primarily attributable to the vacancies at the Rotunda resulting from Giant vacating its space in April 2012, but agreeing to continue to pay rent in accordance with its lease terms through March 31, 2015, and at Westridge resulting from Giant vacating its premises in May 2011, while continuing to pay rent in accordance with its lease through the expiration of the lease on October 31, 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”), an international grocery chain, for a significant portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square property. G-Mart has begun operations at the center in September 2013.

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.6% occupancy rate with respect to FREIT’s available apartment units.

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

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR FREIT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 14, 2014, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2013
First Quarter	$16.65	$17.25
Second Quarter	$18.50	$19.00
Third Quarter	$18.75	$19.50
Fourth Quarter	$17.50	$18.00

	Bid	Asked
Fiscal Year Ended October 31, 2012
First Quarter	$21.00	$21.00
Second Quarter	$18.60	$19.40
Third Quarter	$16.90	$16.90
Fourth Quarter	$17.25	$18.00

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, LLC members of the New York Stock Exchange and other national securities exchanges.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by FREIT’s Board of Trustees. Dividends may be declared from time to time by the Board of Trustees and may be paid in cash, property, or Shares. The Board of Trustees’ present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2013 and Fiscal 2012, FREIT paid or declared aggregate total dividends of $1.56 and $1.10 per share, respectively, to the holders of Shares.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2013 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2013	2012	2011	2010	2009
	(In thousands of dollars)
Total Assets	$244,251	$242,300	$243,220	$245,128	$251,851
Mortgage Loans	$199,423	$200,420	$203,275	$204,604	$202,260
Common Equity	$14,869	$17,564	$13,850	$16,802	$20,722
Weighted average shares outstanding:
Basic	6,942	6,942	6,942	6,942	6,944

INCOME STATEMENT DATA:
Year Ended October 31,	2013	2012	2011	2010		2009
	(In thousands of dollars, except per share amounts)
Revenue:
Revenue from real estate operations	$41,337	$42,078	$42,601	$42,720		$41,051
Income relating to early lease termination	—	2,950	—	—		—
Total revenue	41,337	45,028	42,601	42,720		41,051
Expenses:
Real estate operations	18,127	17,968	17,424	17,932		16,924
General and administrative expenses	1,623	1,624	1,543	1,567		1,652
Deferred project cost write-off	—	3,726	—	—		—
Depreciation	6,233	6,171	6,054	5,981		5,798
Totals	25,983	29,489	25,021	25,480		24,374

Operating income	15,354	15,539	17,580	17,240		16,677

Investment income	191	173	101	122		221
Interest expense including amortization of deferred financing costs	(11,945)	(11,704)	(11,452)	(13,608	)*	(10,634)
Income from continuing operations	3,600	4,008	6,229	3,754		6,264
Discontinued operations:
Income from discontinued operation	797	460	484	377		409
Gain on sale of discontinued operation	3,545	7,528 (a)	—	—		—
Net income	7,942	11,996	6,713	4,131		6,673
Net (income) loss attributable to noncontrolling interests of subsidiaries	(493)	(645)	(1,335)	280		(1,121)
Net income attributable to common equity	$7,449	$11,351	$5,378	$4,411		$5,552

(a) Represents gain of $9,493 net of federal and state tax of $1,965.

* In 2010, includes $2.1 million prepayment penalty on early debt extinguishment.

Basic earnings per share:
Continuing operations	$0.45	$0.49	$0.70	$0.58	$0.74
Discontinued operations	0.62	1.15	0.07	0.06	0.06
Net income	$1.07	$1.64	$0.77	$0.64	$0.80

Cash Dividends Declared Per Common Share	$1.56	$1.10	$1.20	$1.20	$1.20

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Identifying Important Factors That Could Cause FREIT’s Actual Results to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT’s current expectations regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. FREIT has tried, wherever possible, to identify these forward-looking statements by using words such as “believe,” “expect,” “anticipate,” “intend, ” “plan,” ” estimate,” or words of similar meaning.

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

The economic and financial environment: The recovery in the U.S. has finally gained traction: (a) the housing market continues to improve; (b) inflation is expected to remain in check; (c) consumer spending is increasing modestly; (d) private sector employment is growing steadily; and (e) credit availability has improved. These factors should continue to aid economic growth in the United States.

Residential Properties: We have aggressively increased rental rates. As a result, our rental rates continue to show year-over-year increases. However, this practice has increased the vacancies in some of our residential properties in the short-term. We expect this aggressive rental rate policy will more than offset short-term rental revenue losses resulting from increased vacancies. We expect increases in rental rates to taper; however, the increased rental rates that are in place should positively impact future revenues.

Commercial Properties: The retail outlook has shown improvement because of increases in consumer spending over the past year and this improvement is expected to continue over the next couple of years.

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. As of November 2011, the expansion and renovation of the Damascus Center was completed. On July 24, 2012, the FREIT Board of Trustees approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. In order to avoid beginning construction during the winter months, Rotunda began construction on the parking lot areas in September 2013.

Debt Financing Availability: Financing for development projects has become more available. As a result, on December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project planned for the Rotunda.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2013 and October 31, 2012, and for the years ended October 31, 2013, 2012 and 2011. We believe that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

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

Real Estate Development Costs: It is FREIT’s policy to capitalize pre-development costs, which generally include legal and professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs when the project or portion thereof becomes operational, or when construction has been postponed. Capitalization of these costs will recommence once construction on the project resumes.

Adopted and recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies for fiscal years, and interim periods within those years beginning on or after June 15, 2012. The adoption of this guidance in the year ended October 31, 2013 did not have any impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of comprehensive income and its components in the financial statements. The new guidance only affects the presentation of comprehensive income, and not the components that must be reported therein. The standard takes effect for public companies effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this standard on November 1, 2012 and elected to present a separate Consolidated Statement of Comprehensive Income.

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

Results of Operations:

Fiscal Years Ended October 31, 2013 and 2012

Summary revenues and net income for the fiscal years ended October 31, 2013 (“Fiscal 2013”) and October 31, 2012 (“Fiscal 2012”) are as follows:

	Years Ended October 31,
	2013	2012	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$22,840	$23,398	$(558)
Residential properties	18,497	18,680	(183)
Total real estate revenues	41,337	42,078	(741)

Operating expenses:
Real estate operations	18,127	17,968	159
General and administrative	1,623	1,624	(1)
Deferred project cost write-off, net of income
relating to early lease termination	—	776	(776)
Depreciation	6,233	6,171	62
Total operating expenses	25,983	26,539	(556)
Operating income	15,354	15,539	(185)

Investment income	191	173	18

Financing costs	(11,945)	(11,704)	(241)
Income from continuing operations	3,600	4,008	(408)

Income from discontinued operation	797	460	337
Gain on sale of discontinued operation	3,545	7,528 (a)	(3,983)
Net income	7,942	11,996	(4,054)

Net income attributable to noncontrolling
interests in subsidiaries	(493)	(645)	152
Net income attributable to common equity	$7,449	$11,351	$(3,902)

Earnings per share:
Continuing operations	$0.45	$0.49	$(0.04)
Discontinued operations	0.62	1.15	(0.53)
Net income attributable to common equity	$1.07	$1.64	$(0.57)

Weighted average shares outstanding:
Basic	6,942	6,942

(a) Represents gain of $9,493 net of federal and state tax of $1,965.

Real estate revenue for Fiscal 2013 decreased 1.8% to $41,337,000, compared to $42,078,000 for Fiscal 2012, exclusive of income of $2,950,000 relating to an early lease termination by Giant.

Net Income attributable to common equity (“net income common equity”) for Fiscal 2013 was $7,449,000 ($1.07 per share basic), compared to $11,351,000 ($1.64 per share basic) for Fiscal 2012. Included in net income common equity for Fiscal 2013 were gains from the sale of real estate amounting to $3,545,000. For Fiscal 2012, net income common equity included the net after-tax gain of $7,528,000 related to the sale of real estate. Also included in income from discontinued operations for Fiscal 2013 is a $720,000 income tax credit related to the sale of the Heights Manor property. Additionally, Fiscal 2012 included certain other items that affect comparability, specifically $2,950,000 of income relating to the Giant early lease termination, offset by the related deferred project cost write-off of $3,726,000. Adjusting income from continuing operations for the above mentioned comparability items included therein, adjusted income from continuing operations for Fiscal 2013 was $3,600,000 ($0.52 per share basic), compared to $4,784,000 ($0.69 per share basic) for Fiscal 2012. Adjusted income from continuing operations is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: the Giant lease termination fee income, and the related project abandonment cost write-off, as well as income applicable to discontinued operations. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2013 and 2012:

NET INCOME COMPONENTS
	Years Ended October 31,
	2013	2012	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$13,605	$13,872	$(267)

Residential properties	9,605	10,238	(633)
Total income from real estate operations	23,210	24,110	(900)

Financing costs:
Fixed rate mortgages	(10,729)	(9,954)	(775)
Floating rate - Rotunda & Damascus	(563)	(1,176)	613
Other - Corporate interest	(653)	(574)	(79)
Total financing costs	(11,945)	(11,704)	(241)

Investment income	191	173	18

General & administrative expenses:
Accounting fees	(511)	(482)	(29)
Legal & professional fees	(97)	(105)	8
Trustee fees	(503)	(542)	39
Corporate expenses	(512)	(495)	(17)
Total general & administrative expenses	(1,623)	(1,624)	1

Depreciation	(6,233)	(6,171)	(62)

Adjusted income from continuing operations	3,600	4,784	(1,184)
Deferred project cost write-off, net of income
relating to early lease termination	—	(776)	776

Income from continuing operations	3,600	4,008	(408)

Income from discontinued operation	797	460	337
Gain on sale of discontinued operation	3,545	7,528 (a)	(3,983)
Net income	7,942	11,996	(4,054)
Net income attributable to noncontrolling interests
in subsidiaries	(493)	(645)	152

Net income attributable to common equity	$7,449	$11,351	$(3,902)

(a) Represents gain of $9,493 net of federal and state fax of $1,965.

SEGMENT INFORMATION

The following table sets forth comparative net operating income (“NOI”) data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2013, as compared to Fiscal 2012 (See below for definition of NOI.):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2013	2012	$	%	2013	2012	$	%	2013	2012
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,641	$18,090	$(449)	-2.5%	$18,214	$18,335	$(121)	-0.7%	$35,855	$36,425
Reimbursements	5,006	4,843	163	3.4%	—	—	—		5,006	4,843
Other	229	450	(221)	-49.1%	283	345	(62)	-18.0%	512	795
Total revenue	22,876	23,383	(507)	-2.2%	18,497	18,680	(183)	-1.0%	41,373	42,063

Operating expenses	9,235	9,526	(291)	-3.1%	8,892	8,442	450	5.3%	18,127	17,968
Net operating income	$13,641	$13,857	$(216)	-1.6%	$9,605	$10,238	$(633)	-6.2%	23,246	24,095
Average
Occupancy %	81.9%	84.0%		-2.1%	92.8%	95.4%		-2.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(12)	17
Amortization of acquired leases	(24)	(2)
Investment income	191	173
General and administrative expenses	(1,623)	(1,624)
Depreciation	(6,233)	(6,171)
Deferred project cost write-off, net of
income relating to early termination fee	—	(776)
Financing costs	(11,945)	(11,704)
Income from continuing operations	3,600	4,008
Income from discontinued operation	797	460
Gain on sale of discontinued operation	3,545	7,528 (a)
Net income	7,942	11,996
Net income attributable to noncontrolling interests	(493)	(645)
Net income attributable to common equity	$7,449	$11,351

(a) Represents gain of $9,493 net of federal and state fax of $1,965.

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2013 decreased by 2.2% and 1.6%, respectively, as compared to Fiscal 2012. The major contributing factors to the overall decline in revenue for Fiscal 2013 were the vacancy resulting from the termination of the Giant lease for 35,994 square feet of space at the Rotunda property in February 2012, and $300,000 in non-recurring easement income recognized by the Franklin Crossing Shopping Center, in Franklin Lakes, NJ during the 4th quarter of Fiscal 2012. It is not anticipated that the Giant space at the Rotunda (or a reconfiguration of this space) will be leased until the redevelopment of the Rotunda is completed. (See discussion below.) The decrease in rental revenue for the current year was slightly offset by a lower level of administrative expenses for Fiscal 2013, primarily due to a higher level of bad debt expense incurred in Fiscal 2012.

Same Property Operating Results: FREIT’s commercial segment currently contains ten (10) same properties. (See definition of same property under Segment Information above.) For Fiscal 2013, same property revenue and same property NOI for our commercial segment decreased by 2.2% and 1.6%, respectively, as compared to Fiscal 2012.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2013:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (per Sq Ft)	Weighted Average Prior Lease Rate (per Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq Ft) (a)	Lease Commissions (per Sq Ft) (a)

Comparable leases	33	107,149	$18.70	$17.02	9.9%	$2.52	$0.58

Non-comparable leases	9	27,880	$19.00	N/A	N/A	$3.31	$0.95

Total leasing activity	42	135,029

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

The US economic recovery continued to show signs of improvement during 2013, with retail sales also showing slight improvement. Exclusive of the Giant space at the Rotunda (see discussion below); tenant fall-out at our other properties has been minor. Average occupancy rates for Fiscal 2013, exclusive of the Giant space at the Rotunda, decreased 0.8% from last year’s comparable period.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of October 31, 2013, approximately 86% of the space at the Damascus Center is leased and 76.8% is occupied.

At Westridge Square, Giant elected not to extend its lease beyond October 31, 2011, and vacated its space at the center during May 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart manages an international grocery store chain, and the operation of a G-Mart International Foods store at Westridge Square is expected to complement other retailers in the center and generate increased consumer traffic at the shopping center. FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began operations at the center in September 2013.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the former tenant and operator of a 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Under the terms of the Agreement, Giant agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the Rotunda for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space to Giant for the same use under the terms acceptable to Grande, and Giant will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development cleared the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Rotunda in April 2012, the results for Fiscal 2012 include income of $2.95 million relating to the Giant early lease termination, offset by a $3.73 million deferred project cost write-off relating to a change in development plans for the Rotunda, specifically $1.49 related to the write-off of the design fees relating to the Giant portion of the project and $2.24 million of certain planning and feasibility costs that were no longer deemed to have any utility. The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges, and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In order to avoid starting construction during the winter months, FREIT started construction on the parking lot areas this past September 2013.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. A contract for the sale of the South Brunswick property, with a carrying value of $1.1 million at October 31, 2013, had been entered into, which was subject to the completion of the due diligence review and the resolution of certain environmental issues. On December 20, 2013, the South Brunswick property was sold for $11 million, resulting in an estimated gain of approximately $8.7 million net of sales fees and commissions (see Note 15 for more details).

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases. Phase III construction began in June 2011, and was completed in November 2011. Certain tenant fit-up costs have been incurred with respect to space leased since November 2011, and additional tenant fit-up costs are expected, once the remaining new space is leased and occupied. For Fiscal 2013, total tenant fit-up costs incurred were approximately $1,096,000. Total construction costs were funded from a $21.3 million construction loan entered into on February 12, 2008. With the completion of each of the three phases of construction, certain tenant leases have been renewed and occupancy is beginning to increase. Approximately 86% of the space at the Damascus Center is leased and 76.8% is occupied. On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn. The balance, up to an additional $5 million, will be available as a one-time draw over the 36 month period ending December 26, 2015, and the amount available will depend on future leasing at the shopping center. The new loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR and the loan will mature on January 3, 2023.

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 130,000 sq. ft. office building and approximately 78,000 sq. ft of retail space on the lower level of the office building. Plans completed in 2008 for the renovation and expansion of the property included the building of 350 residential apartment units, condominiums, apartment units, a hotel structure, expansion of the retail space (including an underground super market), and structured underground parking. As a result of Giant vacating its space, the scope of the project and the development plans were revised to include, in addition to the office building, 379 residential apartment units, 170,675 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $14.6 million has been incurred through October 31, 2013 for planning and feasibility studies, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. During Fiscal 2013, an additional $6.2 million in planning and feasibility study costs were incurred, of which $1.4 million relates to predevelopment fees payable to Hekemian Development Resources LLC. (See Note 9 for additional details.) All planning and feasibility study costs are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. In order to avoid beginning construction during the winter months, Rotunda began construction on the parking lot areas in September 2013.

On December 9, 2013, Grande Rotunda, LLC and FREIT closed with Wells Fargo Bank on a construction loan of up to $120 million, for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR.

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment communities totaling 964 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2013 decreased by 1.0% and 6.2%, respectively, as compared to Fiscal 2012. The decrease in total revenue for Fiscal 2013 was primarily attributable to higher vacancy levels at several of our residential properties. Average occupancy levels for Fiscal 2013 decreased 2.6%, as compared to last year’s comparable period. The lower occupancy levels for the current year, combined with a higher level of operating expenses for the current year, specifically repair and maintenance expense, were the primary reasons for the decrease in NOI for Fiscal 2013.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for Fiscal 2013 decreased by 1.0% and 6.2%, respectively, as compared to Fiscal 2012. The Palisades Manor property, which was sold in April 2013, and the Grandview Apartments property, which was sold in August 2013, are classified as discontinued operations and therefore not included as same property. (See discussion below.)

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2013 and Fiscal 2012 were $1,706 and $1,659, respectively. A 1% decline in annual average occupancy and a 1% decline in average rents from current levels result in annual revenue declines of approximately $197,000 and $181,000, respectively.

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey and recognized a capital gain of $1.4 million from the sale. FREIT intended to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would have resulted in a deferral for income tax purposes of the $1.4 million gain of the Palisades Manor sale. However, the acquisition of the property identified in the 1031 exchange did not take place. Therefore, since the 1031 exchange did not occur, management decided to pay out the gain of $1.4 million as a capital gain dividend to FREIT shareholders in the 4th quarter of Fiscal 2013. The gain on the sale, as well as the earnings of the Palisades Manor operation are classified as discontinued operations in the accompanying income statements for all periods presented.

On August 13, 2013, FREIT sold its Grandview Apartments in Hasbrouck Heights, New Jersey for $2.5 million. FREIT recognized a $2.2 million capital gain from the sale of this property, which has been recorded in FREIT’s 4th Quarter operating results. FREIT intended to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would have resulted in a deferral for income tax purposes of the gain of the Grandview sale. However, management could not identify any property for the 1031 exchange. Therefore, since the 1031 exchange did not occur, management decided to pay out the gain of $2.2 million as a capital gain dividend to FREIT shareholders in the 4th Quarter of Fiscal 2013. In addition, the earnings of the Grandview operation have been classified as discontinued operations in the accompanying income statements for all periods presented.

In connection with the sale of FREIT’s Heights Manor property in August 2012, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT paid approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to discontinued operations in Fiscal 2013.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, and air conditioning system replacement) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of October 31, 2013, approximately $6.2 million was expended at The Pierre for these capital improvements, of which $839,000 relates to Fiscal 2013. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. The parking structure restoration project at The Pierre is expected to be completed within the next year, at a cost of approximately $600,000. In addition, we are in the planning stages of a major project to replace the current air conditioning system at The Pierre, which is expected to be completed within the next 2 years, at an estimated cost of $1.5 million. These costs will be financed from operating cash flow and cash reserves.

FINANCING COSTS

Financing costs are summarized as follows:

	Years Ended October 31,
	2013	2012
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$8,683	$9,436
New	1,532	—
2nd Mortgages
Existing	144	150
Variable rate mortgages:
Acquisition loan-Rotunda	442	779
Construction loan-Damascus	121	397
Other	653	574
	11,575	11,336
Amortization of Mortgage Costs	370	368
Financing costs expensed	$11,945	$11,704

Total financing costs for Fiscal 2013 increased 2.1%, as compared to Fiscal 2012. The increase for Fiscal 2013 was primarily attributable to the Westwood Plaza and Damascus refinancings included under new first mortgages. The interest related to the variable rate Damascus construction loan for Fiscal 2013 relates to interest incurred up until the date the loan was refinanced on December 26, 2012. (See Note 5 for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2013 increased 10.4% to $191,000, as compared to Fiscal 2012. The primary reason for the increase in investment income for the current year was due to the recognition of interest income related to the discounting of the Giant lease termination fee at the Rotunda. (See Commercial Segment disclosure above.) Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2013, G & A was $1,623,000, as compared to $1,624,000 for the prior year’s period. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense for Fiscal 2013 was $6,233,000, as compared to $6,171,000 for the prior year’s period. The increase was primarily attributable to the Damascus Center redevelopment project becoming operational, in addition to current renovation and capitalized tenant improvements becoming operational in Fiscal 2013.

Results of Operations:

Fiscal Years Ended October 31, 2012 and 2011

Summary revenues and net income for Fiscal 2012 and for the fiscal year ended October 31, 2011 (“Fiscal 2011”) are as follows:

	Years Ended October 31,
	2012	2011	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$23,398	$24,334	$(936)
Residential properties	18,680	18,267	413
Total real estate revenues	42,078	42,601	(523)

Operating expenses:
Real estate operations	17,968	17,424	544
General and administrative	1,624	1,543	81
Deferred project cost write-off, net of income
relating to early lease termination	776	—	776
Depreciation	6,171	6,054	117
Total operating expenses	26,539	25,021	1,518
Operating income	15,539	17,580	(2,041)

Investment income	173	101	72

Financing costs	(11,704)	(11,452)	(252)
Income from continuing operations	4,008	6,229	(2,221)

Income from discontinued operation	460	484	(24)
Gain on sale of discontinued operation, net of tax	7,528	—	7,528
Net income	11,996	6,713	5,283

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(645)	(1,335)	690
Net income attributable to common equity	$11,351	$5,378	$5,973

Earnings per share:
Continuing operations	$0.49	$0.70	$(0.21)
Discontinued operations	1.15	0.07	1.08
Net income attributable to common equity	$1.64	$0.77	$0.87

Weighted average shares outstanding:
Basic	6,942	6,942

Real estate revenue for Fiscal 2012 decreased 1.2% to $42,078,000, compared to $42,601,000 for Fiscal 2011. Revenue for Fiscal 2012 is exclusive of income of $2,950,000 relating to an early lease termination by Giant.

Net Income attributable to common equity (“net income common equity”) for Fiscal 2012 was $11,351,000 ($1.64 per share basic), compared to $5,378,000 ($0.77 per share basic) for Fiscal 2011. Net income common equity for Fiscal 2012 included a $7,528,000 net after-tax gain from the sale of real estate. Additionally, Fiscal 2012 included certain other items that affect comparability, specifically $2,950,000 of income relating to the Giant early lease termination, offset by the related deferred project cost write-off of $3,726,000. Adjusting income from continuing operations for the above mentioned comparability items included therein, adjusted income from continuing operations for Fiscal 2012 was $4,784,000 ($0.69 per share basic), compared to $6,229,000 ($0.90 per share basic) for Fiscal 2011. Adjusted income from continuing operations is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: the Giant lease termination fee income, and the related project abandonment cost write-off, as well as income applicable to discontinued operations. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2012 and 2011:

NET INCOME COMPONENTS
	Years Ended October 31,
	2012	2011	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$13,872	$14,773	$(901)

Residential properties	10,238	10,404	(166)
Total income from real estate operations	24,110	25,177	(1,067)

Financing costs:
Fixed rate mortgages	(9,954)	(10,053)	99
Floating rate - Rotunda & Damascus	(1,176)	(938)	(238)
Other - Corporate interest	(574)	(461)	(113)
Total financing costs	(11,704)	(11,452)	(252)

Investment income	173	101	72

General & administrative expenses:
Accounting fees	(482)	(478)	(4)
Legal & professional fees	(105)	(87)	(18)
Trustee fees	(542)	(517)	(25)
Corporate expenses	(495)	(461)	(34)
Total general & administrative expenses	(1,624)	(1,543)	(81)

Depreciation	(6,171)	(6,054)	(117)

Adjusted income from continuing operations	4,784	6,229	(1,445)
Deferred project cost write-off, net of income
relating to early lease termination	(776)	—	(776)

Income from continuing operations	4,008	6,229	(2,221)

Income from discontinued operation	460	484	(24)
Gain on sale of discontinued operation, net of tax	7,528	—	7,528
Net income	11,996	6,713	5,283
Net income attributable to noncontrolling interests
in subsidiaries	(645)	(1,335)	690

Net income attributable to common equity	$11,351	$5,378	$5,973

SEGMENT INFORMATION

The following table sets forth comparative operating data related to continuing operations for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2012	2011	$	%	2012	2011	$	%	2012	2011
	(in thousands)				(in thousands)				(in thousands)
Rental income	$18,090	$18,560	$(470)	-2.5%	$18,335	$17,962	$373	2.1%	$36,425	$36,522
Reimbursements	4,843	5,374	(531)	-9.9%	—	—	—		4,843	5,374
Other	450	183	267	145.9%	345	305	40	13.1%	795	488
Total revenue	23,383	24,117	(734)	-3.0%	18,680	18,267	413	2.3%	42,063	42,384

Operating expenses	9,526	9,561	(35)	-0.4%	8,442	7,863	579	7.4%	17,968	17,424
Net operating income	$13,857	$14,556	$(699)	-4.8%	$10,238	$10,404	$(166)	-1.6%	24,095	24,960
Average
Occupancy %	84.0%	88.3%		-4.3%	95.4%	95.5%		-0.1%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	17	242
Amortization of acquired leases	(2)	(25)
Investment income	173	101
General and administrative expenses	(1,624)	(1,543)
Depreciation	(6,171)	(6,054)
Deferred project cost write-off, net of
income relating to early termination fee	(776)	—
Financing costs	(11,704)	(11,452)
Income from continuing operations	4,008	6,229
Income from discontinued operation	460	484
Gain on sale of discontinued operation, net of tax	7,528	—
Net income	11,996	6,713
Net income attributable to noncontrolling interests	(645)	(1,335)
Net income attributable to common equity	$11,351	$5,378

COMMERCIAL SEGMENT

FREIT’s commercial properties consist of ten (10) properties totaling approximately 1,126,000 sq. ft. of retail space and 138,000 sq. ft. of office space for Fiscal 2012. Seven (7) are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT has two parcels of leased land, from which it receives rental income. One is from a tenant who has built and operates a bank branch on land FREIT owns in Rockaway, NJ. The other is from a tenant who has built and operates a bank branch on land FREIT owns in Rochelle Park, NJ. As indicated in the table above under the caption “Segment Information”, total rental revenue and NOI from FREIT’s commercial segment for Fiscal 2012 decreased by 3.0% and 4.8%, respectively, as compared to Fiscal 2011. The primary reasons for the decrease in revenue for Fiscal 2012 were Giant vacating its space at the Westridge Square shopping center (see discussion below), and higher real estate taxes at the Damascus Center, a portion of which could not be billed back to the tenants, since the center is not fully occupied, offset in part by $300,000 in non-recurring easement income recognized by the Franklin Crossing Shopping Center, in Franklin Lakes, NJ during the 4th Quarter of Fiscal 2012.

Same Property Operating Results: FREIT’s commercial segment currently contains ten (10) same properties. (See definition of same property under Segment Information above.) For Fiscal 2012, same property revenue and same property NOI for our commercial segment decreased by 3.0% and 4.8%, respectively, as compared to Fiscal 2011.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the former tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center in April 2012, the results for Fiscal 2012 include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in development plans for the Rotunda, specifically the write-off of the design fees relating to the Giant portion of the project incurred to date and included in CIP. The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges, and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs included in CIP were no longer deemed to have any utility, and were also written-off in the 3rd Quarter of Fiscal 2012.

At Westridge Square, a major tenant, Giant, elected not to extend its lease beyond October 31, 2011, and vacated its space at the center during May 2011. Since Giant vacated its space at Westridge Square, FREIT has been endeavoring to re-lease the space to a new tenant or tenants that would enhance the shopping experience at Westridge Square. However, no rent has been generated from the space since November 1, 2011. This vacancy has adversely affected Westridge Square’s operating results, resulting in revenue reductions for the Westridge Square property of approximately 26% for Fiscal 2012. The impact on FREIT’s per share earnings for Fiscal 2012 is approximately $0.09 per share. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart manages an international grocery store chain, and the operation of a G-Mart International Foods store at Westridge Square is expected to complement other retailers in the center and be a welcome addition to the surrounding neighborhood. G-Mart began operations at the center in September 2013. Approximately 15,000 square feet of space previously occupied by Giant remains vacant.

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

RESIDENTIAL SEGMENT

FREIT operates six (6) multi-family apartment communities totaling 964 apartment units. As indicated in the table above, total rental revenue from FREIT’s residential segment for Fiscal 2012 reflected an increase of 2.3% over Fiscal 2011. The increase in total revenue for Fiscal 2012 is primarily attributable to higher base rental income at many of our residential properties. NOI for Fiscal 2012 decreased 1.6% from Fiscal 2011. The primary reasons for the decrease in NOI were higher real estate taxes at our residential properties for the current year, and a $235,000 insurance recovery relating to storm damages incurred and expensed during Fiscal 2011 at FREIT’s Pierre Towers apartment complex. The insurance recovery has been recorded as an offset within operating expenses. The increases in real estate taxes along with last year’s insurance recovery, more than offset the positive increase in rental revenue for Fiscal 2012. Average occupancy for Fiscal 2012 remained relatively level with occupancy levels for Fiscal 2011.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue for FREIT’s residential segment for Fiscal 2012 increased by 2.3%, as compared to Fiscal 2011. Same property NOI for FREIT’s residential segment for Fiscal 2012 decreased by 1.6%, as compared to Fiscal 2012.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a function of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2012 and Fiscal 2011 period were $1,659 and $1,629, respectively. A 1% decline in annual average occupancy and a 1% decline in average rents from current levels result in annual revenue declines of approximately $192,000 and $182,000, respectively.

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

FINANCING COSTS

Financing costs are summarized as follows:

	Years Ended October 31,
	2012	2011
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$9,436	$9,592
New	—	—
2nd Mortgages
Existing	150	156
Variable rate mortgages:
Acquisition loan-Rotunda	779	775
Construction loan-Damascus	397	163
Other	574	461
	11,336	11,147
Amortization of Mortgage Costs	368	305
Financing costs expensed	$11,704	$11,452

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

DEPRECIATION

Depreciation expense for Fiscal 2012 was $6,171,000, as compared to $6,054,000 for the prior year’s period. The increase was primarily attributable to the Damascus Center redevelopment project becoming operational, in addition to current renovation and capitalized tenant improvements becoming operational in Fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $10.5 million for Fiscal 2013 compared to $13.1 million for Fiscal 2012. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Included in cash provided by investing activities for Fiscal 2013 are net proceeds of approximately $3.8 million related to the sales of FREIT’s Palisades Manor and Grandview Apartment properties. In Fiscal 2012, cash provided by investing activities includes net proceeds of approximately $9.9 million related to the sale of FREIT’s Heights Manor Apartments. (See discussion under Residential Segment.)

As at October 31, 2013, FREIT had cash and marketable securities totaling $7.8 million compared to $10.6 million at October 31, 2012.

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

As at October 31, 2013, FREIT’s aggregate outstanding mortgage debt was $199.4 million. This debt bears a weighted average interest rate of 5.53%. The mortgages, which have an average life of approximately 4.3 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ in Millions
2014	$9.4
2016	$24.5
2017	$22.0
2018	$4.9
2019	$45.2
2021	$19.1
2022	$14.3
2023	$32.5

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan is further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate was adjusted to 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 were required. In order to meet the bank’s annual debt service coverage ratio requirement, a principal payment of $110,000 was made in February 2012. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. Even though the bank agreed to an additional ninety-day (90) extension of the maturity of the loan from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. FREIT intended to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest.

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2013 and 2012:

(In Millions)	October 31, 2013	October 31, 2012
Fair Value	$201.9	$213.2
Carrying Value	$199.4	$200.4

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $9.6 million, and a 1% decrease would increase the fair value by $10.2 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of $13 million. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The Palisades Manor property was sold in April 2013, and the Grandview Apartments were sold in August 2013. These properties were collateral for the credit line provided by Provident Bank. Provident Bank has released these properties as collateral for the credit line, and as a result, the credit line was reduced to approximately $13 million as of July 2013 from $18 million. As of October 31, 2013, approximately $11 million was available under the line of credit, and $2 million was outstanding.

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

FREIT had a variable interest rate mortgage securing its Damascus Center property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This interest rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $20,000,000 ($19,729,000 at October 31, 2013). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2013, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $.98 million. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2013, and the change (gain or loss) between reporting periods included in comprehensive income.

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

On November 19, 2013, FREIT refinanced the first mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million. The new mortgage amounts reflect, in part, the appreciated value of those assets. This refinancing resulted in: (i) a reduction of annual interest costs from 6.4% to 4.54%, and (ii) net refinancing proceeds of approximately $10 million that are available for capital expenditures and general corporate purposes.

FREIT’s total contractual obligations under its mortgage loan and construction contracts in place as of October 31, 2013 are as follows:

CONTRACTUAL OBLIGATIONS - PRINCIPAL
(in thousands of dollars)
			Within	2 - 3	4 - 5	After 5
	Total		One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$25,478		$3,615	$7,327	$6,335	$8,201
Balloon Payments	171,945		9,374	24,546	26,920	111,105
Total Long-Term Debt	197,423	*	12,989	31,873	33,255	119,306

Line of Credit (a)	2,000		2,000	—	—	—
Total Contractual Obligations	$199,423	*	$14,989	$31,873	$33,255	$119,306

* On November 19, 2013, FREIT refinanced the mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million and mature on December 1, 2023.

(a) Represents draws on line of credit with Provident Bank.

FREIT’s annual estimated cash requirements related to interest on its mortgage loans and construction contracts in place as of October 31, 2013 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
	Within	2 - 3	4 - 5	After 5
	One Year	Years	Years	Years

Interest on Fixed Rate Debt *	$9,854	$18,436	$13,414	$12,825
Interest on Variable Rate Debt (a)	4	—	—	—
Total Interest Obligations *	$9,858	$18,436	$13,414	$12,825

(a) Interest on credit line draws outstanding; subsequently paid off in November 2013.

* On November 19, 2013, FREIT refinanced the mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million at a fixed interest rate of 4.54% and mature on December 1, 2023.

ADJUSTED FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Effective October 31, 2013, FREIT revised its FFO calculation to be in conformance with the NAREIT definition. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, under market lease amortization, straight-line rents, FFO from discontinued operations and recurring capital improvements on our residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is useful to investors as a supplemental gauge of our operating performance. We compute FFO and AFFO as follows:

	Year Ended October 31,
	2013	2012	2011
	(in thousands, except per share)
Funds From Operations ("FFO") (a)
Net income	$7,942	$11,996	$6,713
Depreciation of consolidated properties	6,233	6,171	6,054
Depreciation of discontinued operations	11	44	55
Amortization of deferred leasing costs	295	291	282
Project abandonment costs related to asset impairment	—	3,726	—
Gain on sale of discontinued operations (net of tax)	(3,545)	(7,528)	—
Distributions to minority interests	(462)	(834)	(1,267)
FFO	$10,474	$13,866	$11,837

Per Share - Basic	$1.51	$2.00	$1.71
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	10,474	13,866	11,837
Amortization of acquired leases	24	2	25
Under market lease amort re: Giant lease termination	—	(1,344)	—
Deferred rents (Straight lining)	12	(17)	(242)
Less: FFO from discontinued operations	(808)	(504)	(539)
Capital Improvements - Apartments	(681)	(697)	(413)
AFFO	9,021	11,306	10,668

Per Share - Basic	$1.30	$1.63	$1.54

Weighted Average Shares Outstanding:
Basic	6,942	6,942	6,942

FFO and AFFO do not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO and AFFO by certain other REITs may vary materially from that of FREIT’s, and therefore FREIT’s FFO and AFFO may not be directly comparable to those of other REITs.

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

	Fiscal Year Ended October 31,
	2013	2012	2011
First Quarter	$0.30	$0.30	$0.30
Second Quarter	$0.30	$0.30	$0.30
Third Quarter	$0.30	$0.30	$0.30
Fourth Quarter	$0.66	$0.20	$0.30
Total For Year	$1.56	$1.10	$1.20

		(in thousands of dollars)				Dividends
Fiscal	Per	Total	Ordinary	Capital Gain	Taxable	as a % of
Year	Share	Dividends	Income	Income	Income	Taxable Income
2013	$1.56	$10,830	$5,042	$3,545	$8,587	126.1%
2012	$1.10	$7,637	$2,895	$9,493	$12,388	61.6%
2011	$1.20	$8,330	$6,109	$—	$6,109	136.4%

As indicated in the table above, FREIT realized capital gain income of $3.5 million and $9.5 million in Fiscal 2013 and Fiscal 2012, respectively, which related to the sale of its Palisades Manor and Grandview Apartments in Fiscal 2013, and its Heights Manor Apartments in Fiscal 2012. In December 2013, FREIT distributed as dividends to its shareholders the entire capital gain of approximately $3.5 million. In Fiscal 2012, FREIT distributed as dividends, $5 million of the capital gain. The remaining $4.5 million capital gain was undistributed; however, in the first quarter of Fiscal 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid as a distribution of the Fiscal 2012 capital gain.

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

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” on page 39 of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2013. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2013, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2013. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2013 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of FREIT as of and for the year ended October 31, 2013, and our report dated January 14, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ EisnerAmper LLP

New York, New York

January 14, 2014

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

The information required by this item is incorporated herein by reference to the sections titled “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2014.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation” in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2014.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2014.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions; Director Independence” in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2014.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2014.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 14, 2014	By: /s/ Robert S. Hekemian
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

Signatures	Title	Date

/s/ Robert S. Hekemian	Chairman of the Board and Chief	January 14, 2014
Robert S. Hekemian	Executive Officer (Principal Executive Officer) and Trustee

/s/ Donald W. Barney	President, Treasurer, Chief Financial	January 14, 2014
Donald W. Barney	Officer (Principal Financial / Accounting Officer) and Trustee

/s/ Herbert C. Klein	Trustee	January 14, 2014
Herbert C. Klein

/s/ Ronald J. Artinian	Trustee	January 14, 2014
Ronald J. Artinian

/s/ Alan L. Aufzien	Trustee	January 14, 2014
Alan L. Aufzien

/s/ Robert S. Hekemian, Jr.	Trustee	January 14, 2014
Robert S. Hekemian, Jr.

/s/ David F. McBride	Trustee	January 14, 2014
David F. McBride

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (“FREIT”) as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended October 31, 2013. Our audits also included the financial statement schedule listed in the index at item 15(c). These financial statements and schedule are the responsibility of FREIT’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

January 14, 2014

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	October 31,
	2013	2012
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$205,451	$207,982
Construction in progress	12,092	6,102
Cash and cash equivalents	7,801	10,610
Tenants’ security accounts	1,435	1,659
Receivables arising from straight-lining of rents	4,259	4,272
Accounts receivable, net of allowance for doubtful accounts	2,602	2,675
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	3,366	3,464
Acquired over market leases and in-place lease costs	27	60
Deferred charges, net	2,915	2,153
Interest rate swap contract	980	—
Total Assets	$244,251	$242,300

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$199,423	$200,420
Deferred trustee compensation plan	7,813	6,712
Accounts payable and accrued expenses, including taxes payable of $1,965 at October 31, 2012	5,656	4,136
Dividends payable	4,582	1,389
Tenants’ security deposits	2,118	2,325
Deferred revenue	854	1,143
Total Liabilities	220,446	216,125

Commitments and contingencies (Note 7)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 51,009 shares	(1,135)	(1,135)
Dividends in excess of net income	(9,651)	(6,270)
Accumulated other comprehensive income	686	—
Total Common Equity	14,869	17,564
Noncontrolling interests in subsidiaries	8,936	8,611
Total Equity	23,805	26,175
Total Liabilities and Equity	$244,251	$242,300

See Notes to Consolidated Financial Statements. 42

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2013	2012	2011
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$35,819	$36,440	$36,739
Reimbursements	5,006	4,843	5,374
Income relating to early lease termination	—	2,950	—
Sundry income	512	795	488
	41,337	45,028	42,601

Expenses:
Operating expenses	10,374	10,118	10,330
Management fees	1,849	1,863	1,879
Real estate taxes	7,527	7,611	6,758
Depreciation	6,233	6,171	6,054
Deferred project cost write-off	—	3,726	—
	25,983	29,489	25,021

Operating income	15,354	15,539	17,580

Investment income	191	173	101
Interest expense including amortization
of deferred financing costs	(11,945)	(11,704)	(11,452)
Income from continuing operations	3,600	4,008	6,229

Income from discontinued operations	797	460	484
Gain on sale of discontinued operations (net of tax of $1,965 in fiscal 2012)	3,545	7,528	—
Net income	7,942	11,996	6,713

Net income attributable to noncontrolling
interest in subsidiaries	(493)	(645)	(1,335)

Net income attributable to common equity	$7,449	$11,351	$5,378

Earnings per share - basic:
Continuing operations	$0.45	$0.49	$0.70
Discontinued operations	0.62	1.15	0.07
Net income attributable to common equity	$1.07	$1.64	$0.77

Weighted average shares outstanding-basic	6,942	6,942	6,942

Amounts attributable to common equity:
Income from continuing operations	$3,107	$3,363	$4,894
Income related to discontinued operations	4,342	7,988	484
Net income attributable to common equity	$7,449	$11,351	$5,378

See Notes to Consolidated Financial Statements. 43

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2013	2012	2011
	(In Thousands of Dollars)

Net income	$7,942	$11,996	$6,713

Other comprehensive income:
Unrealized gain on interest rate swap contract	980	—	—
Comprehensive income	8,922	11,996	6,713

Net income attributable to noncontrolling interests	(493)	(645)	(1,335)

Other comprehensive income:
Unrealized gain on interest rate swap contract
attributable to noncontrolling interests	(294)	—	—
Comprehensive income attributable to
noncontrolling interests	(787)	(645)	(1,335)
Comprehensive income attributable to
common equity	$8,135	$11,351	$5,378

See Notes to Consolidated Financial Statements. 44

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2010	$24,969	$(1,135)	$(7,032)	$—	$16,802	$8,732	$25,534

Distributions to noncontrolling interests					—	(1,267)	(1,267)

Net income			5,378		5,378	1,335	6,713

Dividends declared ($1.20 per share)			(8,330)		(8,330)		(8,330)

Balance at October 31, 2011	24,969	(1,135)	(9,984)	—	13,850	8,800	22,650

Distributions to noncontrolling interests					—	(834)	(834)

Net income			11,351		11,351	645	11,996

Dividends declared ($1.10 per share)			(7,637)		(7,637)		(7,637)

Balance at October 31, 2012	24,969	(1,135)	(6,270)	—	17,564	8,611	26,175

Distributions to noncontrolling interests					—	(462)	(462)

Net income			7,449		7,449	493	7,942

Dividends declared ($1.56 per share)			(10,830)		(10,830)		(10,830)

Net unrealized gain on interest rate swap				686	686	294	980

Balance at October 31, 2013	$24,969	$(1,135)	$(9,651)	$686	$14,869	$8,936	$23,805

See Notes to Consolidated Financial Statements. 45

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2013		2012		2011
	(In Thousands of Dollars)
Operating activities:
Net income	$7,942		$11,996		$6,713
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	6,244		6,215		6,109
Amortization	665		669		592
Net amortization of acquired leases	24		2		25
Income from early lease termination	—		(2,950)		—
Deferred project cost write-off	—		3,726		—
Gain on sale of discontinued operation	(3,545)		(7,528	)(b)	—
Income tax adjustment on gain on sale of discontinued operation	(720	)(a)	—		—
Changes in operating assets and liabilities:
Tenants’ security accounts	224		201		145
Accounts and straight-line rents receivable, prepaid
expenses and other assets	(181)		(324)		296
Accounts payable, accrued expenses, accrued taxes
and deferred trustee compensation plan	318		1,541		1,299
Tenants’ security deposits	(207)		(184)		(159)
Deferred revenue	(289)		(239)		(219)
Net cash provided by operating activities	10,475		13,125		14,801
Investing activities:
Capital improvements - existing properties	(2,149)		(2,114)		(1,343)
Construction and pre-development costs	(4,732	)(c)	(3,999	)(d)	(2,781	)(e)
Proceeds from sale of discontinued operations, net	3,752		9,908		—
Net cash (used in ) provided by investing activities	(3,129)		3,795		(4,124)
Financing activities:
Repayment of mortgages	(45,747)		(6,337)		(3,066)
Proceeds from mortgages and construction loans	42,750		3,085		1,574
Net proceeds from draws on credit line	2,000		—		—
Deferred financing costs	(1,059)		(210)		(40)
Dividends paid	(7,637)		(8,331)		(8,330)
Distributions from operations to noncontrolling interests	(462)		(834)		(1,267)
Net cash used in financing activities	(10,155)		(12,627)		(11,129)
Net (decrease) increase in cash and cash equivalents	(2,809)		4,293		(452)
Cash and cash equivalents, beginning of year	10,610		6,317		6,769
Cash and cash equivalents, end of year	$7,801		$10,610		$6,317

Supplemental disclosure of cash flow data:
Interest paid	$10,933		$10,526		$10,721
Income taxes paid	$1,072		$—		$2
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs,
pre-development costs and interest	$3,766		$747		$2,651
Financing activities:
Dividends declared but not paid	$4,582		$1,389		$2,083

(a) Income tax adjustment relating to fiscal 2012 gain on sale of discontinued operation.

(b) Gain on sale of discontinued operation shown net of tax.

(c) Includes $743 that was incurred and accrued in fiscal 2012; paid in fiscal 2013.

(d) Includes $2,256 that was incurred and accrued in fiscal 2011; paid in fiscal 2012.

(e) Includes $1,000 that was incurred and accrued in fiscal 2009; paid in fiscal 2011.

See Notes to Consolidated Financial Statements. 46

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies:

Organization:

First Real Estate Investment Trust of New Jersey (“FREIT” or the “Company”) was organized on November 1, 1961 as a New Jersey Business Trust. FREIT is engaged in owning residential and commercial income producing properties located primarily in New Jersey, Maryland and New York.

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

Adopted and recently issued accounting standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification”. The purpose of this update is to resolve the diversity in practice about whether the guidance under FASB Accounting Standards Codification (“ASC”) Subtopic 360-20, “Property, Plant, and Equipment-Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies for fiscal years and interim periods within those years beginning on or after June 15, 2012. The adoption of this guidance in the year ended October 31, 2013 did not have any impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which supersedes the presentation options in ASC Topic 220, “Reporting of Comprehensive Income”. The new standard provides guidance for the presentation of other comprehensive income (“OCI”) and its components in the financial statements. The new guidance only affects the presentation of OCI, and not the components that must be reported in OCI. The standard takes effect for public companies for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this standard on November 1, 2012 and elected to present a separate Consolidated Statement of Comprehensive Income.

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

47

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized
S and A Commercial Associates Limited Partnership (“S and A”)	FREIT	65%	2000
Westwood Hills, LLC	FREIT	40%	1994
Damascus Centre, LLC	FREIT	70%	2003
Damascus Second, LLC	FREIT	70%	2008
Wayne PSC, LLC	FREIT	40%	2002
Pierre Towers, LLC	S and A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT Corp	FREIT	100%	2007
WestFredic LLC	FREIT	100%	2007

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by FREIT reflected as “noncontrolling interests in subsidiaries”. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2013, 2012 and 2011, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to operations over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $370,000, $368,000 and $305,000 in 2013, 2012 and 2011, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

Revenue recognition:

Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals and reimbursements based on such factors as percentage of tenants’ sales in excess of specified volumes, increases in real estate taxes, Consumer Price Indices and common area maintenance charges. These additional rentals are generally included in income when reported to FREIT, when earned, or ratably over the appropriate period.

48

Interest rate swap contract:

FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows or the assets or liabilities hedged (see Note 6).

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $93,000, $127,000 and $110,000 in 2013, 2012 and 2011, respectively.

Stock-based compensation:

FREIT has a stock-based employee compensation plan that was approved by the Board of Trustees, and ratified by FREIT’s shareholders. Stock based awards under the plan are accounted for based on their grant-date fair value (see Note 11).

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

Reclassifications:

Certain revenue and expense accounts in the 2012 and 2011 consolidated financial statements and footnotes related to properties sold in Fiscal 2013 have been reclassified to discontinued operations to conform to the 2013 presentation (see Note 3).

Note 2 – Planned asset dispositions:

On July 7, 2010, FREIT’s Board of Trustees (“Board”) authorized management to pursue a sale of the 256,620 sq. ft. Westridge Square Shopping Center (“Westridge”) located in Frederick, Maryland. The decision to sell the property (acquired in 1992) was based on the Board’s desire to re-deploy the net proceeds or other consideration arising from the sale to real estate assets in other areas of FREIT’s operations. On April 15, 2011, FREIT was notified by Giant of Maryland LLC (“Giant”), the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge, that it would not extend the term of its lease, which expired on October 31, 2011. As a result, FREIT halted its efforts to sell Westridge and will reconsider its decision to market Westridge for sale when the space is re-leased. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for the leasing of a significant portion of the space vacated by Giant (40,000 square feet). FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began its operations at the center in September 2013. No decision has been made as of the filing date of this report, to resume FREIT’s efforts to market the Westridge Square property for sale.

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property, and on May 8, 2013, a contract of sale was entered into. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. The property consists of vacant land having a carrying value of $1.1 million at October 31, 2013. Results of operations related to the property are insignificant. On December 20, 2013, upon completion of the buyer’s due diligence review and the resolution of certain environmental issues, the South Brunswick property was sold for $11 million, resulting in an estimated gain of approximately $8.7 million net of sales fees and commissions (See Note 15 for more details).

49

Note 3 – Discontinued operations:

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, NJ. In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for Fiscal 2013.

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey for $1.6 million and recognized a capital gain of approximately $1.4 million from the sale. FREIT intended to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would have resulted in a deferral for income tax purposes of the $1.4 million gain of the Palisades Manor sale. However, the acquisition of the property identified in the 1031 exchange did not take place. Therefore, since the 1031 exchange did not occur, management decided to pay out the gain of $1.4 million as a capital gain dividend to FREIT shareholders in the 4th quarter of Fiscal 2013.

On August 13, 2013, FREIT sold its Grandview Apartments in Hasbrouck Heights, New Jersey for $2.5 million. FREIT recognized a capital gain of approximately $2.2 million from the sale of this property, which has been recorded in FREIT’s 4th Quarter operating results. FREIT intended to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would have resulted in a deferral for income tax purposes of the gain on the Grandview sale. However, management could not identify any property for the 1031 exchange. Therefore, since the 1031 exchange did not occur, management decided to pay out the gain of $2.2 million as a capital gain dividend to FREIT shareholders in the 4th quarter of Fiscal 2013.

The gains from the sales of the three discontinued properties described above, as well as the related results of operations, have been classified as discontinued operations in the accompanying statements of income for all periods presented. Revenue attributable to discontinued operations for Fiscal 2013 was $317,000, $1,299,000 for Fiscal 2012, and $1,456,000 for Fiscal 2011.

Note 4 - Real estate and equipment:

Real estate and equipment consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2013	2012
		(In Thousands of Dollars)
Land		$76,602	$76,637
Unimproved land		883	874
Apartment buildings	7-40 years	81,972	81,784
Commercial buildings/shopping centers	15-50 years	118,253	115,492
Equipment/Furniture	3-15 years	2,967	2,814
		280,677	277,601
Less accumulated depreciation		75,226	69,619
Totals		$205,451	$207,982

50

Note 5 – Mortgages, notes payable and credit line:

	October 31,
	2013	2012
	(In Thousands of Dollars)

Frederick, MD (A)	$22,000	$22,000
Rockaway, NJ (B)	18,440	18,828
Westwood, NJ (C)	—	8,032
Westwood, NJ (D)	22,388	—
Patchogue, NY (E)	5,503	5,623
Wayne, NJ (F)	18,976	19,248
River Edge, NJ (G):
First mortgage	3,952	4,098
Second mortgage	1,494	1,557
Maywood, NJ (H):
First mortgage	2,868	2,974
Second mortgage	1,060	1,105
Westwood, NJ (I)	22,383	22,774
Wayne, NJ (J)	26,863	27,697
Hackensack, NJ (K)	31,797	32,364
Damascus, MD (L)	19,699	—
Total fixed rate mortgage loans	197,423	166,300
Baltimore, MD (M)	—	19,070
Damascus, MD - Construction Loan (N)	—	15,050
Line of credit - Provident Bank (O)	2,000	—
Total mortgages, notes payable and credit line	$199,423	$200,420

(A)	Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, MD having a net book value of approximately $17,967,000 as of October 31, 2013.
(B)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, NJ having a net book value of approximately $17,462,000 as of October 31, 2013.
(C)	Payable in monthly installments of $73,248 including interest at 7.38% through February 2013 at which time the outstanding balance is due. (See Note 5(D).)
(D)	On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through January 2023 at which time the outstanding balance is due. The new mortgage is secured by a retail building in Westwood, NJ having a net book value of approximately $8,641,000 as of October 31, 2013.
(E)	Payable in monthly installments of $36,457 including interest at 6.125%, through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). FREIT has renegotiated the interest rate on this loan to a fixed rate of 4.5% from January 1, 2013 until maturity at March 1, 2018. The mortgage is secured by a retail building in Patchogue, NY having a net book value of approximately $7,376,000 as of October 31, 2013.
(F)	Payable in monthly installments of $121,100 including interest at 6.09%, through September 1, 2019 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, NJ having a net book value of approximately $1,702,000 as of October 31, 2013.
(G)	The first mortgage is payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance is due. On November 19, 2013, FREIT refinanced these mortgage loans, which were scheduled to mature on December 1, 2013. The amount of the new loan is $11,200,000 at a fixed interest rate of 4.54%, with a scheduled maturity of December 1, 2023. The mortgages are secured by an apartment building in River Edge, NJ having a net book value of approximately $1,011,000 as of October 31, 2013.
(H)	The first mortgage is payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance is due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance is due. On November 19, 2013, FREIT refinanced these mortgage loans, which were scheduled to mature on December 1, 2013. The amount of the new loan is $8,500,000 at a fixed interest rate of 4.54%, with a scheduled maturity of December 1, 2023. The mortgages are secured by an apartment building in Maywood, NJ having a net book value of approximately $684,000 as of October 31, 2013.
51

(I)	Payable in monthly installments of $120,752 including interest of 4.62%, through November 1, 2020, at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, NJ having a net book value of approximately $10,667,000 as of October 31, 2013.
(J)	Payable in monthly installments of $206,960 including interest of 6.04% until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $27,616,000 as of October 31, 2013.
(K)	Payable in monthly installments of $191,197 including interest of 5.38% until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $40,991,000 as of October 31, 2013.
(L)	On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan (see Note 5(N)) with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of October 31, 2013. The balance, up to an additional $5 million, will be available as a one-time draw over the 36 month period ending December 26, 2015, and the amount available will depend on future leasing at the shopping center. The new loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR and the loan will mature on January 3, 2023. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.) The shopping center securing the loan has a net book value of approximately $30,347,000 as of October 31, 2013.
(M)	On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan was further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment of $110,000 was required on February 1, 2012 in order to reduce the loan to achieve the stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. FREIT sold this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. The loan will be secured by a mixed-use property in Baltimore, MD (FREIT’s Rotunda property), which has a net book value of approximately $41,545,000 as of October 31, 2013.
(N)	On February 12, 2008, Damascus Second, LLC closed on a $27.3 million construction loan, secured by the Damascus Center owned by Damascus Centre, LLC located in Damascus, MD. This loan has a term of forty-eight (48) months, with one twelve (12) month extension option, which was exercised. Draws against this loan bear interest at a floating rate equal to 135 basis points over the BBA LIBOR daily floating rate. As a result of a revaluation of future funding needs of the redevelopment project, on May 6, 2010, Damascus Centre, LLC entered into a modification of its construction loan agreement, which reduced the amount of the construction loan facility from $27.3 million to $21.3 million. In addition, the construction completion due date was extended until November 1, 2011. All other terms of the construction loan remain unchanged. As of October 31, 2012, $15.0 million of this loan, which includes accrued interest, was drawn down to cover construction costs, and all construction was completed as of this date. Additional tenant fit-up costs are expected, once the new space is leased and occupied. FREIT guarantees 30% of the outstanding principal amount of the loan plus other costs, if borrower defaults, however, Damascus 100, LLC (a 30% joint venture partner in Damascus Centre, LLC) has indemnified FREIT for up to 30% of any losses under its guaranty. On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank. (See Note 5(L) above.)
(O)	Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of $13 million. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The Palisades Manor property was sold in April 2013, and the Grandview Apartments was sold in August 2013. These properties were collateral for the credit line. Provident Bank has released these properties as collateral for the credit line, and as a result, the credit line has been reduced from $18 million to approximately $13 million as of July 2013. As of October 31, 2013, approximately $11 million was available under the line of credit, and $2 million was outstanding.
52

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2013.

Fair Value of Long-Term Debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2013 and 2012:

	October 31,	October 31,
($ in Millions)	2013	2012
Fair Value	$201.9	$213.2

Carrying Value	$199.4	$200.4

Fair values are estimated based on market interest rates at October 31, 2013 and October 31, 2012 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2013 are as follows:

Year Ending October 31,	Amount
2014	$12,989	(a)
2015	$3,777
2016	$28,096
2017	$25,138
2018	$8,117

(a)	Includes $9.4 million related to the River Edge and Maywood mortgages, which were refinanced in December 2013 (see Note 5(G) & (H)).

Note 6 - Interest rate swap contract:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $20 million has been drawn as of October 31, 2013. The new loan will mature on January 3, 2023. (See Note 5(L) for additional information regarding the refinanced loan.) In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At October 31, 2013, the derivative financial instrument has a notional amount of approximately $19,729,000 and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for this interest rate swap as a cash flow hedge and marks to market its fixed pay interest rate swap, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. As of October 31, 2013, FREIT has recorded an unrealized gain of $980,000 in comprehensive income representing the fair value of the swap, along with a corresponding asset. The fair value is based on observable inputs (level 2 in the fair value hierarchy).

Note 7 - Commitments and contingencies:

Leases:

   Commercial tenants:

FREIT leases commercial space having a net book value of approximately $144 million at October 31, 2013 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2013 is as follows:

Year Ending October 31,	Amount
2014	$15,899
2015	14,589
2016	13,094
2017	10,301
2018	8,278
Thereafter	59,443
Total	$121,604

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants’ sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2013 were not material.

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

FREIT has conducted environmental audits for all of its properties except for its undeveloped land; retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except as noted above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable federal or state law or regulation.

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

Construction and redevelopment activities:

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. The building plans incorporated an expansion of retail space from 140,000 sq. ft. to approximately 150,000 sq. ft., anchored by a modern 58,000 sq. ft. Safeway supermarket. Construction was completed in three phases, with the final phase being completed in November 2011. Additional tenant fit-up costs are expected, once the new space is leased and occupied. Funding for this project was made available under a construction loan facility in the amount of $21.3 million. The construction loan is secured by the Damascus Center. The loan was drawn upon as needed to fund construction costs at the Damascus Center. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing in the amount of $25 million, of which $20 million has been drawn as of October 31, 2013 (see Note 5(L)).

Included in the accompanying consolidated balance sheets at October 31, 2013 and 2012, are $10.9 million and $4.7 million, respectively, of construction in progress related to the Rotunda redevelopment project. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project (see Note 8 for more details). On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project planned for the Rotunda (see Note 5(M)). In order to avoid beginning construction during the winter months, Rotunda began construction on the parking lot areas in September 2013.

Note 8 - Giant lease termination; Rotunda project cost write-off:

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant of Maryland LLC (“Giant”), the former tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development cleared the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Grande Rotunda shopping center, the results for Fiscal 2012 include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in the future development plans for the Rotunda shopping center, specifically the impact that the Giant portion of the project had on the design fees incurred to date and included in Construction in Progress (“CIP”). The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. Accretion of the present value discount during Fiscal 2013 amounted to approximately $87,000, which is included in investment income on the accompanying Consolidated Statements of Income.

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

Note 9 - Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT and Hekemian & Co., Inc. (“Hekemian”) executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement was renewed on November 1, 2013 for a two-year term which will expire on October 31, 2015. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal.

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

Hekemian currently manages all the properties owned by FREIT, except for the Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,747,000, $1,792,000 and $1,802,000 in Fiscal 2013, 2012 and 2011, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, sales commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $523,000, $718,000 and $326,000 in Fiscal 2013, 2012 and 2011, respectively. Total Hekemian management fees outstanding at October 31, 2013 and 2012 were $152,000 and $145,000, respectively, and included in Accounts Payable on the accompanying Consolidated Balance Sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $121,000, $122,000 and $97,000 in fiscal 2013, 2012 and 2011, respectively.

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

No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus Centre, LLC and Grande Rotunda. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes mature at the earlier of (a) ten (10) years after issue (Grande Rotunda – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. The aggregate outstanding principal balance of the notes at October 31, 2013 and 2012 was $3,323,000. The accrued but unpaid interest related to these notes for Fiscal 2013 and Fiscal 2012 amounted to approximately $486,000 and $401,000, respectively, and is included in Accounts Receivable on the accompanying Consolidated Balance Sheets. On May 8, 2008, FREIT’s Board approved amendments to the existing loan agreements with the Hekemian employees, relative to their interests in Rotunda 100, LLC, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees (“Board”) approved development fee arrangements for the Rotunda and Damascus Center redevelopment projects. In connection with the development activities at the Rotunda and the redevelopment activities at the Damascus Center, definitive contract agreements for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly-owned subsidiary of Hekemian, have been approved and executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $84.6 million (as may be modified, and less the amount of $3 million previously paid to Hekemian for the Rotunda project). In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project. The fee for the redevelopment of the Damascus Center was equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). Such fees incurred to Hekemian and Resources during Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $1,824,000, $317,000 and $236,000, respectively. Included within the $1.8 million in fees incurred for Fiscal 2013 are development fees totaling $1.4 million payable to Resources, relating to the Rotunda development project, of which $500,000 was paid in Fiscal 2013 and $900,000 is included in accounts payable in the accompanying 2013 Consolidated Balance Sheet. Other fees paid in Fiscal 2013 relate to services performed with regard to the Westwood Plaza shopping center and Damascus shopping center mortgage loan refinancings amounting to $239,000 (see Note 5), and $185,000 relating to commissions paid to Hekemian for the sale of the Palisades Manor and Grandview Apartment properties. In Fiscal 2012, FREIT paid Hekemian $317,000 relating to the commission on the sale of the Heights Manor property. In Fiscal 2011, FREIT paid $1,236,190 to Resources, relating to fees incurred in Fiscal 2009;

$2,000,000 for development activities at the Rotunda, and $236,190 for development activities at the Damascus Center. All such fees were capitalized.

Resources, Rotunda 100, LLC, and Damascus 100, LLC are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for Fiscal 2013, 2012 and 2011 was approximately $586,000, $546,000 and $494,000, respectively, for Robert S. Hekemian, and $40,000, $43,000 and $36,000, respectively, for Robert S. Hekemian, Jr. The members of the Hekemian family have majority management control of these entities.

Note 10 – Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for each of the fiscal years ended October 31, 2013, 2012 and 2011. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded on the Company’s financial statements. In addition, FREIT distributed as dividends in December 2013, the entire capital gain of approximately $3.5 million realized on the sale of its Palisades Manor and Grandview properties in Fiscal 2013, and in Fiscal 2012, FREIT distributed $5 million of the $9.5 million capital gain realized from the sale of its Heights Manor Apartments (see Note 3). With regard to such capital gains dividend distributions for Fiscal 2013 and Fiscal 2012, no provisions for federal or state income taxes related to such capital gain income was recorded on the Company’s financial statements. However, since FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain realized on the Heights Manor sale, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations in Fiscal 2012. In the quarter ended January 31, 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for Fiscal 2013.

As of October 31, 2013, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11- Equity incentive plan:

On September 10, 1998, the Board of Trustees approved FREIT’s Equity Incentive Plan (the “Plan”) which was ratified by FREIT’s shareholders on April 7, 1999, whereby up to 920,000 of FREIT’s shares of beneficial interest (adjusted for stock splits) may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board of Trustees approved an increase of 920,000 shares in FREIT’s number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board of Trustees, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The Board of Trustees will determine the actual terms of each award.

On April 4, 2007, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. As of October 31, 2013, 466,000 shares are available for issuance under the Plan.

During Fiscal 2013, 2012 and 2011, no options or other stock awards were granted under the Plan. There were no options outstanding at October 31, 2013 and October 31, 2012, since all previously granted options expired in September 2008 or were exercised prior to that date.

Note 12- Deferred fee plan:

During fiscal 2001, the Board of Trustees adopted a deferred fee plan for its officers and trustees, which was amended and restated in fiscal 2009 to make the deferred fee plan compliant with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder (the “Deferred Fee Plan”). Pursuant to the Deferred Fee Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. These fees include annual retainer and meeting attendance fees as determined by the full Board of Trustees. FREIT has agreed to pay any participant (the “Participant”) in the Deferred Fee Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant’s duties as an officer or trustee.

The Deferred Fee Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. Trustee fee expense (including interest) for each of the years ended October 31, 2013, 2012 and 2011 was $1,145,000, $1,092,000, and $978,000, respectively. As of October 31, 2013 and 2012, approximately $4,703,000 and $4,244,000, respectively, of fees have been deferred together with accrued interest of approximately $3,110,000 and $2,468,000, respectively.

Note 13- Dividends and earnings per share:

FREIT declared dividends of $10,830,000 ($1.56 per share), $7,637,000 ($1.10 per share) and $8,330,000 ($1.20 per share) to shareholders of record during Fiscal 2013, 2012 and 2011, respectively.

Basic earnings per share is calculated by dividing net income attributable to common equity by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares which would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants had been issued during the period. Since FREIT does not have any outstanding options or other dilutive securities, only basic earnings per share is presented for the fiscal years ended October 31, 2013, 2012 and 2011.

Note 14- Segment information:

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a “management approach” in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise.

The commercial and residential segments are comprised of ten (10) and six (6) properties, respectively, during the three fiscal years ended October 31, 2013, 2012 and 2011, exclusive of the residential properties sold in Fiscal 2013 and Fiscal 2012 which have been classified as discontinued operations.

The accounting policies of the segments are the same as those described in Note 1.

The chief operating decision-making group of FREIT’s commercial segment, residential segment and corporate/other is comprised of FREIT’s Board.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2013. Asset information is not reported since FREIT does not use this measure to assess performance.

	October 31,
	2013	2012	2011
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$22,876	$23,383	$24,117
Residential	18,497	18,680	18,267
Totals	41,373	42,063	42,384

Real estate operating expenses:
Commercial	9,235	9,526	9,561
Residential	8,892	8,442	7,863
Totals	18,127	17,968	17,424

Net operating income:
Commercial	13,641	13,857	14,556
Residential	9,605	10,238	10,404
Totals	$23,246	$24,095	$24,960

Recurring capital improvements-
residential	$(681)	$(697)	$(413)

Reconciliation to consolidated net
income-common equity:
Segment NOI	$23,246	$24,095	$24,960
Deferred rents - straight lining	(12)	17	242
Amortization of acquired above and below
market value leases	(24)	(2)	(25)
Net investment income	191	173	101
General and administrative expenses	(1,623)	(1,624)	(1,543)
Depreciation	(6,233)	(6,171)	(6,054)
Deferred project cost write-off, net of
income relating to early lease termination	—	(776)	—
Financing costs	(11,945)	(11,704)	(11,452)
Income from continuing operations	3,600	4,008	6,229
Income from discontinued operation	797	460	484
Gain on sale of discontinued operation	3,545	7,528 (a)	—
Net income	7,942	11,996	6,713
Net income attributable to
noncontrolling interests in subsidiaries	(493)	(645)	(1,335)
Net income attributable to common equity	$7,449	$11,351	$5,378

(a) Represents gain of $9,493 net of federal and state tax of $1,965.

Note 15- Subsequent events:

On November 19, 2013, FREIT refinanced the first mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million. The new mortgage amounts reflect, in part, the appreciated value of those assets. This refinancing resulted in: (i) a reduction of annual interest costs from 6.4% to 4.54%, and (ii) net refinancing proceeds of approximately $10 million that are available for capital expenditures and general corporate purposes.

On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC (“Grande”), closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan will be for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR (see Note 5(M)).

On December 20, 2013, the South Brunswick property was sold for $11 million resulting in an estimated gain of approximately $8.7 million net of sales fees and commissions. It is FREIT’s intent to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would result in a deferral for income tax purposes of the $8.7 million gain of the South Brunswick sale.

Share repurchases: On December 4, 2013, FREIT’s Board of Trustees authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013. FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

Note 16- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2013 and 2012 (in thousands, except per share amounts):

2013:	Quarter Ended							Year
	January 31,		April 30,		July 31,	October 31,		October 31,

Revenue	$10,387		$9,907		$10,384	$10,659		$41,337
Expenses	9,417		9,403		9,339	9,578		37,737
Income from continuing operations	970		504		1,045	1,081		3,600

Income from discontinued operations	730	(a)	1,409	(b)	48	2,155	(c)	4,342
Net income	1,700		1,913		1,093	3,236		7,942

Net income attributable to noncontrolling interest in subsidiaries	(229)		(43)		(182)	(39)		(493)
Net income attributable to common equity	$1,471		$1,870		$911	$3,197		$7,449

Basic earnings per share:
Continuing operations	$0.11		$0.07		$0.12	$0.15		$0.45
Discontinued operations	0.10	(a)	0.20	(b)	0.01	0.31	(c)	0.62
Net income attributable to common equity	$0.21		$0.27		$0.13	$0.46		$1.07
Dividends declared per share	$0.30		$0.30		$0.30	$0.66		$1.56

(a) Includes $720 reversal of income tax provision ($0.10 per share) (See Note 10)

(b) Includes gain on sale of discontinued operations of $1,377 ($0.20 per share)

(c) Includes gain on sale of discontinued operations of $2,168 ($0.31 per share)

2012:	Quarter Ended							Year
	January 31,	April 30,		July 31,		October 31,		October 31,

Revenue	$10,709	$13,397	(a)	$10,554		$10,368		$45,028
Expenses	9,265	10,768	(b)	11,626	(b)	9,361		41,020
Income (loss) from continuing operations	1,444	2,629		(1,072)		1,007		4,008

Income from discontinued operations	118	138		181		7,551	(c)	7,988
Net income (loss)	1,562	2,767		(891)		8,558		11,996

Net (income) loss attributable to noncontrolling interest in subsidiaries	(369)	(824)		668		(120)		(645)
Net income (loss) attributable to common equity	$1,193	$1,943		$(223)		$8,438		$11,351

Basic earnings per share:
Continuing operations	$0.16	$0.26	(a),(b)	$(0.06	)(b)	$0.13		$0.49
Discontinued operations	0.01	0.02		0.03		1.09	(c)	1.15
Net income (loss) attributable to common equity	$0.17	$0.28		$(0.03)		$1.22		$1.64
Dividends declared per share	$0.30	$0.30		$0.30		$0.20		$1.10

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

(c) Includes gain on sale of discontinued operation, net of tax, of $7,528 ($1.08 per share)

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

October 31, 2013

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E				Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
														Life on
			Buildings						Buildings					Which De-
	Encum-		and		Improve-	Carrying			and		Accumulated	Date of	Date	preciation
Description	brances	Land	Improvements	Land	ments	Costs	Land		Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Hammel Gardens, Maywood, NJ	$3,928	312	728	—	1,160		312		1,888	2,200	1,516	1949	1972	7-40 years
Steuben Arms, River Edge, NJ	5,446	364	1,773	—	1,529		364		3,302	3,666	2,655	1966	1975	7-40 years
Berdan Court, Wayne, NJ	18,976	250	2,206	—	4,089		250		6,295	6,545	4,843	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	22,383	3,849	11,546	—	2,523		3,849		14,069	17,918	7,251	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	31,797	8,390	37,486	19	6,151		8,409		43,637	52,046	11,055	1970	2004	7-40 years
Boulders - Rockaway, NJ	18,440	1,683		3,335	16,244		5,018		16,244	21,262	3,800	2005-2006	1963/1964	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	19,699	2,950	6,987	6,296	17,294		9,246		24,281	33,527	3,180	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ	—	29		3,382	7,914		3,411		7,914	11,325	3,504	1963/75/97	1966	10-50 years
Glen Rock, NJ	—	12	36	—	213		12		249	261	198	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,503	2,128	8,818	—	(21)		2,128		8,797	10,925	3,549	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	(1)	4,083		9,134		23,242	32,376	14,409	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	22,388	6,889	6,416	—	2,467		6,889		8,883	15,772	7,131	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	26,863	9,280	24,217	—	1,641		9,280		25,858	35,138	7,809	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	—	16,263	14,634	232	14,538		16,495		29,172	45,667	4,122	1920	2005	40 years

Land Leased:
Rockaway, NJ		114		51	—		165		—	165	—		1963/1964
Rochelle Park, NJ		1,640	905	—	—		1,640		905	2,545	204		2007
Vacant Land:				`
Franklin Lakes, NJ		224		(156)	—		68		—	68	—		1966/93
Wayne, NJ		286			—		286		—	286	—		2002
South Brunswick, NJ		80		988	9		1,068	*	9	1,077	—		1964

	$197,423	$63,878	$134,911	$14,146	$79,834	$—	$78,024		$214,745	$292,769	$75,226

* Included in land balances are improvements classified under construction in progress.

(1)	Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C and The Rotunda, whose cost for Federal income tax purposes is approximately $39.5 million, $35.4 million and $39.6 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2013	2012	2011

Real estate:
Balance, Beginning of year	$283,703	$285,137	$279,418

Additions:
Buildings and improvements	9,903	4,267	5,719

Deferred project cost write-off	—	(3,726)	—

Sale of discontinued operation	(837)	(1,975)	—

Adjustments/Deletions - buildings & improvements	—	—	—

Balance, end of year	$292,769	$283,703	$285,137

Accumulated depreciation:
Balance, beginning of year	$69,619	$64,976	$58,913

Additions - Charged to operating expenses	6,244	6,215	6,109

Sale of discontinued operation	(631)	(1,561)	—

Adjustments/Deletions	(6)	(11)	(46)

Balance, end of year	$75,226	$69,619	$64,976

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Declaration of Trust of FREIT. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
3.2	Amendment to Amended and Restated Declaration of Trust, dated May 31, 1994
3.3	Amendment to Amended and Restated Declaration of Trust, dated September 10, 1998
3.4	Amendment to Amended and Restated Declaration of Trust, dated January 21, 2004
3.5	Amendment to Amended and Restated Declaration of Trust, dated May 15, 2007
3.6	Amendment to Amended and Restated Declaration of Trust, dated March 4, 2008
3.7	Amendment to Amended and Restated Declaration of Trust, dated December 4, 2013
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (Incorporated by reference to Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998)
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5

Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)

10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC.
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101	The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements

