Form 10-Q
period 2014-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2014-03-12
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

As of March 12, 2014, the number of shares of beneficial interest outstanding was 6,921,743

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2014	2013
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$203,877	$205,451
Construction in progress	14,986	12,092
Cash and cash equivalents	25,088	7,801
Tenants' security accounts	1,420	1,435
Receivables arising from straight-lining of rents	4,213	4,259
Accounts receivable, net of allowance for doubtful accounts	2,673	2,602
Secured loans receivable	3,323	3,323
Prepaid expenses and other assets	3,056	3,366
Escrow deposit - 1031 exchange	9,761	—
Acquired over market leases and in-place lease costs	19	27
Deferred charges, net	5,565	2,915
Interest rate swap contract	1,050	980
Total Assets	$275,031	$244,251

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$225,897	$199,423
Deferred trustee compensation plan	8,107	7,813
Accounts payable and accrued expenses	4,991	5,656
Dividends payable	2,077	4,582
Tenants' security deposits	2,113	2,118
Deferred revenue	842	854
Total Liabilities	244,027	220,446

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 71,409 shares @ January 31, 2014
51,009 @ October 31, 2013	(1,492)	(1,135)
Dividends in excess of net income	(2,103)	(9,651)
Accumulated other comprehensive income	735	686
Total Common Equity	22,109	14,869
Noncontrolling interests in subsidiaries	8,895	8,936
Total Equity	31,004	23,805
Total Liabilities and Equity	$275,031	$244,251

See Notes to Condensed Consolidated Financial Statements.	Page 3

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

(Unaudited)

	Three Months Ended January 31,
	2014	2013
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$8,992	$8,890
Reimbursements	1,283	1,392
Sundry income	297	105
	10,572	10,387

Expenses:
Operating expenses	2,668	2,576
Management fees	468	491
Real estate taxes	1,864	1,870
Depreciation	1,520	1,512
	6,520	6,449

Operating income	4,052	3,938

Investment income	42	50
Interest expense including amortization
of deferred financing costs	(2,976)	(3,019)
Income from continuing operations	1,118	969

Income from discontinued operations	7	731
Gain on sale of discontinued operation	8,693	—
Net income	9,818	1,700

Net income attributable to
noncontrolling interest in subsidiaries	(193)	(229)

Net income attributable to common equity	$9,625	$1,471

Earnings per share - basic:
Continuing operations	$0.13	$0.10
Discontinued operations	1.26	0.11
Net income attributable to common equity	$1.39	$0.21

Weighted average shares outstanding-basic	6,932	6,942

Amounts attributable to common equity:
Income from continuing operations	$925	$740
Income from discontinued operations	8,700	731
Net income attributable to common equity	$9,625	$1,471

See Notes to Condensed Consolidated Financial Statements.	Page 4

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

(Unaudited)

	Three Months Ended January 31,
	2014	2013
	(In Thousands of Dollars)

Net income	$9,818	$1,700

Other comprehensive income:
Unrealized gain (loss) on interest rate swap contract
before reclassifications	(9)	246
Amount reclassed from accumulated other
comprehensive income to interest expense	79	31
Net unrealized gain on interest rate swap contract	70	277
Comprehensive income	9,888	1,977

Net income attributable to noncontrolling interests	(193)	(229)
Other comprehensive income:
Unrealized gain on interest rate swap contract
attributable to noncontrolling interests	(21)	(83)
Comprehensive income attributable to noncontrolling interests	(214)	(312)
Comprehensive income attributable to common equity	$9,674	$1,665

See Notes to Condensed Consolidated Financial Statements.	Page 5

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2014

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2013	$24,969	$(1,135)	$(9,651)	$686	$14,869	$8,936	$23,805

Treasury shares		(357)			(357)		(357)

Distributions to noncontrolling interests					—	(255)	(255)

Net income			9,625		9,625	193	9,818

Dividends declared ($0.30 per share)			(2,077)		(2,077)		(2,077)

Unrealized gain on interest rate swap				49	49	21	70

Balance at January 31, 2014	$24,969	$(1,492)	$(2,103)	$735	$22,109	$8,895	$31,004

See Notes to Condensed Consolidated Financial Statements.	Page 6

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

(Unaudited)

	Three Months Ended
	January 31,
	2014	2013
	(In Thousands of Dollars)
Operating activities:
Net income	$9,818	$1,700
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	1,520	1,515
Amortization	154	149
Net amortization of acquired leases	5	6
Gain on sale of discontinued operation	(8,693)	—
Income tax adjustment on gain on sale of discontinued
operation	—	(720)
Changes in operating assets and liabilities:
Tenants' security accounts	15	39
Accounts and straight-line rents receivable,
prepaid expenses and other assets	64	431
Accounts payable, accrued expenses and deferred
trustee compensation	448	(853)
Tenants' security deposits	(5)	(58)
Deferred revenue	(12)	162
Net cash provided by operating activities	3,314	2,371
Investing activities:
Capital improvements - existing properties	(2,055)	(261)
Construction and pre-development costs	(2,679)	(1,610)
Net cash used in investing activities	(4,734)	(1,871)
Financing activities:
Repayment of mortgages and construction loan	(12,226)	(23,851)
Proceeds from mortgage loan refinancings	19,700	42,750
Proceeds from construction loan	19,000	—
Deferred financing costs	(2,573)	(947)
Dividends paid	(4,582)	(1,389)
Repurchase of Company stock-Treasury shares	(357)	—
Distributions to noncontrolling interests	(255)	(278)
Net cash provided by financing activities	18,707	16,285
Net increase in cash and cash equivalents	17,287	16,785
Cash and cash equivalents, beginning of period	7,801	10,610
Cash and cash equivalents, end of period	$25,088	$27,395

Supplemental disclosure of cash flow data:
Interest paid	$2,680	$2,779

Income taxes paid	$—	$1,245

Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in
escrow pending 1031 exchange	$9,770	$—
Accrued capital expenditures, construction costs, pre-development costs and interest	$2,043	$1,210
Financing activities:
Dividends declared but not paid	$2,077	$2,083

See Notes to Condensed Consolidated Financial Statements.	Page 7

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for the three-month period ended January 31, 2014 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2013 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Reclassifications: Certain revenue and expense accounts in the prior periods’ condensed consolidated financial statements and footnotes have been reclassified to conform to the current presentation. (See Note 5.)

Note 2 - Adoption of recently issued accounting standards:

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update stated that the specific requirement in ASU 2011-05 to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012 with early adoption permitted. The Company has adopted this guidance effective with its 1st quarter ended January 31, 2014.

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

Note 4 - Interest rate swap contract:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $20 million has been drawn as of January 31, 2014. The new loan will mature on January 3, 2023. In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At January 31, 2014, the derivative financial instrument has a notional amount of approximately $19,638,000 and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for this interest rate swap as a cash flow hedge and marks to market its fixed pay interest rate swap, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. As of January 31, 2014, FREIT has recorded an asset of $1,050,000 representing the fair value of the swap, along with a corresponding increase to accumulated other comprehensive income of $735,000 and an increase to non-controlling interest of $315,000. The fair value is based on observable inputs (level 2 in the fair value hierarchy).

Index

Note 5 – Discontinued operations:

On May 2, 2012, FREIT’s Board authorized management to pursue the sale of its South Brunswick, NJ property, which consists of vacant land. The decision to sell this property was based on the Board’s desire to re-deploy the net proceeds arising from the sale to real estate assets in other areas of FREIT’s operations. A contract for the sale of the South Brunswick property was entered into, subject to the completion of the due diligence review, and the resolution of certain environmental issues. The due diligence period concluded in December 2013. On December 20, 2013, the South Brunswick property was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. Such a transaction, if completed, will result in a deferral for income tax purposes of the $8.7 million capital gain, which is included in discontinued operations. The Company has identified replacement property related to this exchange and has until June 18, 2014 to complete an acquisition.

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, NJ. In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the three-month period ended January 31, 2013.

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey for $1.6 million and recognized a capital gain of approximately $1.4 million from the sale. On August 13, 2013, FREIT sold its Grandview Apartments in Hasbrouck Heights, New Jersey for $2.5 million and recognized a capital gain of approximately $2.2 million from the sale of this property.

The gain from the sale of the South Brunswick property described above, as well as the related results of operations for the other three properties described above, have been classified as discontinued operations in the accompanying statements of income for all periods presented. Revenue attributable to discontinued operations for the three-month period ended January 31, 2014 and January 31, 2013 was $0 and $114,000, respectively.

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $444,000 and $468,000 for the three-month periods ended January 31, 2014 and 2013, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such items amounted to approximately $69,000 and $128,000 for the three-months ended January 31, 2014 and 2013, respectively. The management agreement expires on October 31, 2015, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $30,000 and $30,000 for the three-months ended January 31, 2014 and 2013, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC, a definitive agreement for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly owned subsidiary of Hekemian, has been approved and executed. Such fees incurred to Hekemian and Resources during the three-months ended January 31, 2014 and 2013 were $429,000 and $239,000, respectively. Fees paid in the current three-month period relate to $330,000 in commissions paid to Hekemian relative to the South Brunswick sale and $99,000 related to services performed with regard to the Hammel Gardens and Steuben Arms mortgage loan refinancings. Fees paid in the prior year’s three-month period relate to services performed relative to the Westwood Plaza and Damascus shopping center mortgage loan refinancings.

Index

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three-months ended January 31, 2014 and 2013 was approximately $156,000 and $143,000, respectively, for Mr. Robert S. Hekemian, and $11,000 and $9,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 7 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains six (6) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the three-month period ended January 31, 2014 and 2013. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2014	2013
	(In Thousands)
Real estate rental revenue:
Commercial	$5,707	$5,861
Residential	4,916	4,588
Total real estate revenue	10,623	10,449

Real estate operating expenses:
Commercial	2,324	2,225
Residential	2,274	2,289
Total real estate operating expenses	4,598	4,514

Net operating income:
Commercial	3,383	3,636
Residential	2,642	2,299
Total net operating income	$6,025	$5,935

Recurring capital improvements-residential	$(104)	$(57)

Reconciliation to consolidated net income:
Segment NOI	$6,025	$5,935
Deferred rents - straight lining	(46)	(56)
Amortization of acquired leases	(5)	(6)
Investment income	42	50
General and administrative expenses	(402)	(423)
Depreciation	(1,520)	(1,512)
Financing costs	(2,976)	(3,019)
Income from continuing operations	1,118	969

Income from discontinued operations	7	731
Gain on sale of discontinued operation	8,693	—

Net income	9,818	1,700

Net income attributable to noncontrolling
interests	(193)	(229)

Net income attributable to common equity	$9,625	$1,471

Index

Note 8 – Mortgage refinancings:

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

On May 28, 2013, the balance of the Grande Rotunda LLC acquisition loan amounting to $19 million was purchased from the bank by FREIT. The due date of the loan was May 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of January 31, 2014, $19 million of this loan was drawn down, and the funds used to pay off the loan to FREIT.

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

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2014 and October 31, 2013:

	January 31,	October 31,
($ In Millions)	2014	2013

Fair Value	$227.1	$201.9

Carrying Value	$225.9	$199.4

Fair values are estimated based on market interest rates at January 31, 2014 and October 31, 2013 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Note 10 – Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for the fiscal year end October 31, 2013 and intends to distribute as dividends 100% of its ordinary taxable income for the fiscal year ending October 31, 2014. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded on the Company’s financial statements. As described in Note 5, FREIT intends to complete a like-kind exchange with respect to the sale of the South Brunswick, NJ property, which was sold on December 20, 2013 at a gain of approximately $8.7 million. Accordingly, no provision for federal or state income taxes related to such gain was recorded in the Company’s financial statements. In Fiscal 2012, FREIT distributed $5 million of the $9.5 million capital gain realized from the sale of its Heights Manor Apartments (see Note 5). However, since FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain realized on the Heights Manor sale, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations in Fiscal 2012. In the quarter ended January 31, 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the three-month period ended January 31, 2013.

As of January 31, 2014, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Index

Note 11 – Share repurchases:

On December 4, 2013, FREIT’s Board of Trustees authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

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

The economic and financial environment: The recovery in the U.S. has finally gained traction: (a) the housing market has improved; (b) inflation is expected to remain in check; (c) consumer spending is increasing modestly; (d) private sector employment is growing steadily; and (e) credit availability has improved. These factors should continue to aid economic growth in the United States.

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

Commercial Properties: The retail outlook has shown improvement because of increases in consumer spending over the past year and this trend is expected to continue over the next couple of years.

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

Index

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, have been applied consistently as at January 31, 2014, and for the three-months ended January 31, 2014 and 2013. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Reclassifications: Certain accounts in the prior periods’ condensed consolidated financial statements and footnotes have been reclassified to conform to the current presentation. (See Note 5 to the condensed consolidated financial statements.)

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

Index

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2014 (“Current Quarter”) increased 1.8% to $10,572,000, compared to $10,387,000 for the three months ended January 31, 2013 (“Prior Year’s Quarter”). Income from continuing operations for the Current Quarter was $1,118,000, compared to $969,000 for the Prior Year’s Quarter.

Net income attributable to common equity (“net income-common equity”) for the Current Quarter was $9,625,000 ($1.39 per share basic), compared to $1,471,000 ($0.21 per share basic) for the Prior Year’s Quarter. Included in net income-common equity for the Current Quarter was a gain of approximately $8.7 million relating to the sale of the South Brunswick property in December 2013. Also included in net income-common equity for the Prior Year’s Quarter was a $720,000 income tax credit related to the sale of the Heights Manor property. (See discussion under Residential Segment for additional information.) The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the three months ended January 31, 2014 and 2013:

NET INCOME COMPONENTS
	Three Months Ended
	January 31,
	2014	2013	Change
	(In thousands)
Income from real estate operations:
Commercial properties	$3,332	$3,574	$(242)

Residential properties	2,642	2,299	343
Total income from real estate operations	5,974	5,873	101

Financing costs:
Fixed rate mortgages	(2,768)	(2,550)	(218)
Floating rate - Rotunda & Damascus (a)	(109)	(316)	207
Other- Corporate interest	(99)	(153)	54
Total financing costs	(2,976)	(3,019)	43

Investment income	42	50	(8)

General & administrative expenses:
Accounting fees	(128)	(130)	2
Legal & professional fees	(18)	(18)	—
Trustee fees	(127)	(125)	(2)
Corporate expenses	(129)	(150)	21
Total general & administrative expenses	(402)	(423)	21

Depreciation	(1,520)	(1,512)	(8)

Income from continuing operations	1,118	969	149

Income from discontinued operations	7	731	(724)
Gain on sale of discontinued operation	8,693	—	8,693

Net income	9,818	1,700	8,118
Net income attributable to noncontrolling
interests in subsidiaries	(193)	(229)	36

Net income attributable to common equity	$9,625	$1,471	$8,154

(a) Damascus converted to fixed rate loan in February 2013.

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Quarter, as compared to the Prior Year’s Quarter. (See below for definition of NOI.):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2014	2013	$	%	2014	2013	$	%	2014	2013
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,394	$4,429	$(35)	-0.8%	$4,649	$4,523	$126	2.8%	$9,043	$8,952
Reimbursements	1,283	1,392	(109)	-7.8%	—	—	—		1,283	1,392
Other	30	40	(10)	-25.0%	267	65	202	310.8%	297	105
Total revenue	5,707	5,861	(154)	-2.6%	4,916	4,588	328	7.1%	10,623	10,449

Operating expenses	2,324	2,225	99	4.4%	2,274	2,289	(15)	-0.7%	4,598	4,514
Net operating income	$3,383	$3,636	$(253)	-7.0%	$2,642	$2,299	$343	14.9%	6,025	5,935
Average
Occupancy %	82.7%	81.4%		1.3%	93.1%	92.6%		0.5%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(46)	(56)
Amortization of acquired leases	(5)	(6)
Investment income	42	50
General and administrative expenses	(402)	(423)
Depreciation	(1,520)	(1,512)
Financing costs	(2,976)	(3,019)
Income from continuing operations	1,118	969
Income from discontinued operations	7	731
Gain on sale of discontinued operation	8,693	—
Net income	9,818	1,700
Net income attributable to noncontrolling interests	(193)	(229)
Net income attributable to common equity	$9,625	$1,471

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter decreased by 2.6% and 7.0%, respectively, from the Prior Year’s Quarter. The decrease in revenue and NOI for the Current Quarter was primarily due to higher vacancies at the Rotunda, in addition to higher operating expenses at some of our commercial properties. Since the Rotunda is in the initial stages of its redevelopment project, which began in September 2013, many of its retail tenants were asked to vacate the center in order to renovate the existing retail space.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Quarter, same property revenue and same property NOI for our commercial segment decreased by 0.7% and 2.5%, respectively, as compared to the Prior Year’s Quarter.

Index

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (Sq Ft)	Weighted Average Prior Lease Rate (Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (Sq Ft) (a)	Lease Commissions (Sq Ft) (a)

Comparable leases	3	10,929	$16.00	$18.81	-14.9%	$—	$0.69

Non-comparable leases	1	1,275	$25.80	N/A	N/A	$—	$1.20

Total leasing activity	4	12,204

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

The US economic recovery continues to show signs of improvement, with retail sales also showing slight improvement. Despite minor tenant fall-out at some of our properties, occupancy at our other commercial properties has been on the upswing for the Current Quarter. Average occupancy for the Current Quarter increased 1.3%, compared to the Prior Year’s Quarter. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September, 2013, average occupancy rates for the Current Quarter increased 3.3% over last year’s comparable period.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of January 31, 2014, approximately 79% of the space at the Damascus Center is leased and 77% is occupied.

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

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the former tenant and operator of a 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Under the terms of the Agreement, Giant agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the Rotunda for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space to Giant for the same use under the terms acceptable to Grande, and Giant will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development cleared the way for Grande to move forward with the redevelopment planning for this property. In order to avoid starting construction during the winter months, FREIT started construction on the parking lot areas this past September 2013. (See discussion under Development Activities below.)

On December 20, 2013, the South Brunswick property was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. Such a transaction, if completed, will result in a deferral for income tax purposes of the $8.7 million capital gain. The Company has identified replacement property related to this exchange and has until June 18, 2014 to complete an acquisition.

Index

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. The original plans for the renovation and expansion of the property were completed in 2008. As a result of Giant vacating its space, the scope of the project and the development plans were revised to include, in addition to the office building, 379 residential apartment units, 170,675 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $17.1 million has been incurred through January 31, 2014 for planning and feasibility studies, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. In order to avoid starting construction during the winter months, FREIT started construction on the parking lot areas this past September 2013.

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment communities totaling 961 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter increased by 7.1% and 14.9%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue for the Current Quarter was primarily attributable to: (a) increased base rent, (b) net insurance recovery of $200,000 relating to damages incurred at our Steuben Arms property last year as a result of Hurricane Sandy, and (c) slightly higher occupancy levels at several of our properties. Average occupancy levels for the Current Quarter increased a modest 0.5%, as compared to last year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for the Current Quarter increased by 7.1% and 14.9%, respectively, as compared to the Prior Year’s Quarter. The Palisades Manor property, which was sold in April 2013, and the Grandview Apartments property, which was sold in August 2013, are classified as discontinued operations and therefore not included as same property.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,705 and $1,670, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $197,000 and $184,000, respectively.

In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the three-month period ended January 31, 2013.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, and air conditioning system replacement) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of January 31, 2014, approximately $6.4 million was expended at The Pierre for these capital improvements, of which $279,000 relates to the Current Quarter. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. The parking structure restoration project at The Pierre is expected to be completed within the next year, at a cost of approximately $600,000. In addition, we have begun a major project to replace the current air conditioning system at The Pierre, which is expected to be completed within the next 2 years, at an estimated cost of $1.5 million. These costs will be financed from operating cash flow and cash reserves.

Index

FINANCING COSTS

	Three Months Ended
	January 31,
	2014	2013
	(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$2,050	$2,426
New	614	—
2nd Mortgages
Existing	12	37
Variable rate mortgages:
Acquisition loan-Rotunda	82	195
Construction loan-Rotunda	27	—
Construction loan-Damascus	—	121
Other	99	153
	2,884	2,932
Amortization of Mortgage Costs	92	87
Total Financing Costs	$2,976	$3,019

Total financing costs for the Current Quarter decreased slightly compared to the prior year’s comparable period. The decrease for the Current Quarter was primarily attributable to the Rotunda acquisition loan of $19 million, which was purchased by FREIT in May 2013 and then refinanced as part of a construction loan at a lower interest rate entered into with Wells Fargo Bank on December 9, 2013 (see discussion under Liquidity and Capital Resources below). The interest related to the variable rate Damascus construction loan for the Prior Year’s Quarter relates to interest incurred up until the date the loan was refinanced on December 26, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $402,000, as compared to $423,000 for the prior year’s comparable period. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $1,520,000, as compared to $1,512,000 for the prior year’s comparable period. The slight increase in depreciation was due to certain assets becoming operational as of the end of Fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.3 million for the Current Quarter compared to $2.4 million for the Prior Year’s Quarter. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2014, FREIT had cash and cash equivalents totaling $25.1 million, compared to $7.8 million at October 31, 2013. The increase in cash for the Current Quarter is primarily attributable to net proceeds of approximately $9.8 million from the sale of the South Brunswick property in December 2013, and net proceeds of approximately $10.3 million from the refinancing of the Hammel Gardens and Steuben Arms mortgage loans in November 2013. (See discussion below for additional information relating to these refinancings.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the original amount of $18 million. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The Palisades Manor property was sold in April 2013, and the Grandview Apartments was sold in August 2013. These properties were collateral for the credit line. Provident Bank has released these properties as collateral for the credit line, and as a result, the credit line has been reduced to approximately $13 million as of July 2013. The $2 million that was outstanding as of October 31, 2013, was repaid to the bank in the Current Quarter. As of January 31, 2014, approximately $13 million was available under the line of credit, and no amount was outstanding.

Index

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of January 31, 2014. The balance, up to an additional $5 million, will be available as a one-time draw over a 36 month period from the closing date, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

At January 31, 2014, FREIT’s aggregate outstanding mortgage debt was $225.9 million, which bears a weighted average interest rate of 4.88%, and an average life of approximately 6.39 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2021	2022	2023	2024
(In millions)
Mortgage "Balloon" Payments	$24.5	$41.1	$4.9	$45.2	$19.1	$14.4	$32.5	$15.9

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2014 and October 31, 2013:

	January 31,	October 31,
($ in Millions)	2014	2013

Fair Value	$227.1	$201.9

Carrying Value	$225.9	$199.4

Fair values are estimated based on market interest rates at January 31, 2014 and October 31, 2013 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2014, a 1% interest rate increase would reduce the fair value of our debt by $10.6 million, and a 1% decrease would increase the fair value by $11.3 million.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of January 31, 2014, $19 million of this loan was drawn down, and the funds were used to pay off the loan to FREIT.

Index

On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000. The new loan is at a fixed interest rate of 4.75%, and matures in January 2023. Excess funds from this refinancing are being used to fund tenant fit-up costs at our retail shopping centers, as well as other operational and financing cash flow needs.

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

FREIT had a variable interest rate mortgage securing its Damascus Center property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This interest rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $20,000,000 ($19,638,000 at January 31, 2014). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2014, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $1.0 million. This amount has been included as an asset in FREIT’s balance sheet as at January 31, 2014, and the change (gain or loss) between reporting periods included in comprehensive income.

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

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Effective with the 3rd Quarter of Fiscal 2013, FREIT revised its FFO calculation to be in conformance with the NAREIT definition. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, straight-line rents, FFO from discontinued operations and recurring capital improvements on our residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is useful to investors as a supplemental gauge of our operating performance. We compute FFO and AFFO as follows:

Index

	Three Months Ended January 31,
	2014	2013
	(in thousands, except per share amounts)
Funds From Operations ("FFO") (a)

Net income	$9,818	$1,700
Depreciation of consolidated properties	1,520	1,512
Depreciation of discontinued operations	—	3
Amortization of deferred leasing costs	62	62
Gain on sale of discontinued operation	(8,693)	—
Distributions to minority interests	(255)	(278)
FFO	$2,452	$2,999

Per Share - Basic	$0.35	$0.43

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")

FFO	$2,452	$2,999
Amortization of acquired leases	5	6
Deferred rents (Straight lining)	46	56
Less: FFO from discontinued operations	(7)	(734)
Capital Improvements - Apartments	(104)	(57)
AFFO	$2,392	$2,270

Per Share - Basic	$0.35	$0.33

Weighted Average Shares Outstanding:
Basic	6,932	6,942

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

SHARE REPURCHASES

On December 4, 2013, FREIT’s Board of Trustees authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2014. There has been no change in FREIT’s internal control over financial reporting during the three months ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2013, that was filed with the Securities and Exchange Commission on January 14, 2014.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding FREIT’s repurchases of its shares of beneficial interest during the three months ended January 31, 2014.

ISSUER REPURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2013 through November 30, 2013	0	—	—	—
December 1, 2013 through December 31, 2013	20,400 (1)	$17.50	0	—
January 1, 2014 through January 31, 2014	0	—	—	—
Total	20,400	$17.50	—	—

(1)	On December 17, 2013, FREIT purchased 20,400 shares in a privately-negotiated transaction with an unaffiliated third party for an aggregate purchase price of $357,000, or $17.50 per share.

Index

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 12, 2014
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)

Page 25