Form 10-Q
period 2014-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2014-06-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

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

As of June 9, 2014, the number of shares of beneficial interest outstanding was 6,921,743

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index	Page 3

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2014	2013
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$203,167	$205,451
Construction in progress	22,881	12,092
Cash and cash equivalents	19,645	7,801
Tenants' security accounts	1,430	1,435
Receivables arising from straight-lining of rents	4,172	4,259
Accounts receivable, net of allowance for doubtful accounts	2,433	2,602
Secured loans receivable	5,451	3,323
Prepaid expenses and other assets	3,453	3,366
Escrow deposit - 1031 exchange	9,761	—
Acquired over market leases and in-place lease costs	12	27
Deferred charges, net	5,804	2,915
Interest rate swap contract	969	980
Total Assets	$279,178	$244,251

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$225,013	$199,423
Deferred trustee compensation plan	8,404	7,813
Accounts payable and accrued expenses	9,120	5,656
Dividends payable	2,077	4,582
Tenants' security deposits	2,139	2,118
Deferred revenue	729	854
Total Liabilities	247,482	220,446

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 71,409 shares @ April 30, 2014
51,009 @ October 31, 2013	(1,492)	(1,135)
Dividends in excess of net income	(3,345)	(9,651)
Accumulated other comprehensive income	678	686
Total Common Equity	20,810	14,869
Noncontrolling interests in subsidiaries	10,886	8,936
Total Equity	31,696	23,805
Total Liabilities and Equity	$279,178	$244,251

See Notes to Condensed Consolidated Financial Statements.

Index	Page 4

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2014 AND 2013

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2014	2013	2014	2013
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$18,093	$17,730	$9,101	$8,840
Reimbursements	2,746	2,298	1,463	905
Sundry income	365	267	68	161
	21,204	20,295	10,632	9,906

Expenses:
Operating expenses	5,732	5,130	3,066	2,553
Management fees	957	950	489	457
Real estate taxes	3,728	3,737	1,864	1,867
Depreciation	3,040	3,022	1,520	1,512
	13,457	12,839	6,939	6,389

Operating income	7,747	7,456	3,693	3,517

Investment income	83	100	41	50
Interest expense including amortization
of deferred financing costs	(5,821)	(6,083)	(2,844)	(3,064)
Income from continuing operations	2,009	1,473	890	503

Income from discontinued operations	7	762	—	32
Gain on sale of discontinued operation	8,734	1,377	41	1,377
Net income	10,750	3,612	931	1,912

Net income attributable to
noncontrolling interest in subsidiaries	(291)	(272)	(98)	(43)

Net income attributable to
common equity	$10,459	$3,340	$833	$1,869

Earnings per share - basic:
Continuing operations	$0.25	$0.17	$0.11	$0.07
Discontinued operations	1.26	0.31	0.01	0.20
Net income attributable to common equity	$1.51	$0.48	$0.12	$0.27

Weighted average shares outstanding-basic	6,927	6,942	6,922	6,942

Amounts attributable to common equity:
Income from continuing operations	$1,718	$1,201	$792	$460
Income from discontinued operations	8,741	2,139	41	1,409
Net income attributable to common equity	$10,459	$3,340	$833	$1,869

See Notes to Condensed Consolidated Financial Statements.

Index	Page 5

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2014 AND 2013

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2014	2013	2014	2013
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$10,750	$3,612	$931	$1,912

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contract
before reclassifications	(164)	(227)	(155)	(473)
Amount reclassified from accumulated other
comprehensive income to interest expense	153	105	74	74
Net unrealized gain (loss) on interest rate swap contract	(11)	(122)	(81)	(399)
Comprehensive income	10,739	3,490	850	1,513
Net income attributable to noncontrolling interests	(291)	(272)	(98)	(43)
Other comprehensive income (loss):
Unrealized loss on interest rate swap contract
attributable to noncontrolling interests	3	37	24	120
Comprehensive (income) loss attributable to noncontrolling interests	(288)	(235)	(74)	77
Comprehensive income attributable to common equity	$10,451	$3,255	$776	$1,590

See Notes to Condensed Consolidated Financial Statements.

Index	Page 6

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED APRIL 30, 2014

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2013	$24,969	$(1,135)	$(9,651)	$686	$14,869	$8,936	$23,805

Treasury shares		(357)			(357)		(357)

Distributions to noncontrolling interests					—	(466)	(466)

Net income			10,459		10,459	291	10,750

Dividends declared ($0.60 per share)			(4,153)		(4,153)		(4,153)

Unrealized loss on interest rate swap				(8)	(8)	(3)	(11)

Additional investment by noncontrolling interest in Grande Rotunda, LLC					—	2,128	2,128

Balance at April 30, 2014	$24,969	$(1,492)	$(3,345)	$678	$20,810	$10,886	$31,696

See Notes to Condensed Consolidated Financial Statements.

Index	Page 7

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Unaudited)

	Six Months Ended
	April 30,
	2014	2013
	(In Thousands of Dollars)
Operating activities:
Net income	$10,750	$3,612
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	3,040	3,030
Amortization	316	316
Net amortization of acquired leases	11	12
Gain on sale of discontinued operation	(8,734)	(1,377)
Income tax adjustment on gain on sale of discontinued	—	(720)
operation
Changes in operating assets and liabilities:
Tenants' security accounts	5	88
Accounts and straight-line rents receivable,
prepaid expenses and other assets	(686)	973
Accounts payable, accrued expenses and deferred
trustee compensation	627	(690)
Tenants' security deposits	21	(102)
Deferred revenue	(125)	(113)
Net cash provided by operating activities	5,225	5,029
Investing activities:
Capital improvements - existing properties	(2,305)	(620)
Construction and pre-development costs	(6,602)	(2,504)
Secured loans receivable to noncontrolling interest	(2,128)	—
Net cash used in investing activities	(11,035)	(3,124)
Financing activities:
Repayment of mortgages and construction loan	(13,110)	(24,837)
Proceeds from mortgage loan refinancings	19,700	42,750
Proceeds from construction loan	19,000	—
Deferred financing costs	(2,583)	(947)
Dividends paid	(6,658)	(3,472)
Repurchase of Company stock-Treasury shares	(357)	—
Additional investment by noncontrolling interest	2,128	—
Distributions to noncontrolling interests	(466)	(403)
Net cash provided by financing activities	17,654	13,091
Net increase in cash and cash equivalents	11,844	14,996
Cash and cash equivalents, beginning of period	7,801	10,610
Cash and cash equivalents, end of period	$19,645	$25,606

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$5,319	$5,588

Income taxes paid	$—	$1,245

Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in
escrow pending 1031 exchange	$9,770	$1,461
Accrued capital expenditures, construction costs, pre-development costs and interest	$6,336	$1,496
Financing activities:
Dividends declared but not paid	$2,077	$2,083

See Notes to Condensed Consolidated Financial Statements.

Index	Page 8

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

The consolidated results of operations for the six and three-month periods ended April 30, 2014 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2013 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Reclassifications: Certain revenue and expense accounts in the prior periods’ condensed consolidated financial statements and footnotes have been reclassified to conform to the current presentation. (See Note 5.)

Note 2 –Recently issued accounting standards:

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

In April 2014, the FASB issued ASU 2014-08 which amends the definition of a discontinued operation. The new guidance requires discontinued operation treatment for disposals of a component or group of components that represent a strategic shift that has, or will have, a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted.

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

Note 4 - Interest rate swap contract:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $20 million has been drawn as of April 30, 2014. The new loan will mature on January 3, 2023. In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At April 30, 2014, the derivative financial instrument has a notional amount of approximately $19,543,000 and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for this interest rate swap as a cash flow hedge and marks to market its fixed pay interest rate swap, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. As of April 30, 2014, FREIT has recorded an asset of $969,000 representing the fair value of the swap, along with a corresponding increase to accumulated other comprehensive income of $678,000 and an increase to non-controlling interest of $291,000. The fair value is based on observable inputs (level 2 in the fair value hierarchy).

Index	Page 9

Note 5 – Discontinued operations:

On December 20, 2013, FREIT’s South Brunswick property, which consisted of vacant land, was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. The net proceeds from this sale were approximately $9.8 million, which has been recorded as Escrow Deposit-1031 Exchange on the condensed consolidated balance sheet at April 30, 2014 . FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. Such a transaction, if completed, will result in a deferral for income tax purposes of the $8.7 million capital gain, which is included in discontinued operations for the six month period ended April 30, 2014. A replacement property related to this like-kind exchange has been identified, and a contract for the purchase of this replacement property was entered into on May 7, 2014. The Company has until June 18, 2014 to complete the acquisition. (See Note 13 for further details.)

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, NJ. In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations during the fiscal year ended October 31, 2012. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the six-month period ended April 30, 2013.

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey for $1.6 million and recognized a capital gain of approximately $1.4 million from the sale. On August 13, 2013, FREIT sold its Grandview Apartments in Hasbrouck Heights, New Jersey for $2.5 million and recognized a capital gain of approximately $2.2 million from the sale of this property.

The gain from the sale of the South Brunswick property as described above, as well as the related results of operations for the other three properties described above, have been classified as discontinued operations in the accompanying statements of income for all periods presented. Revenue attributable to discontinued operations for the six and three-month periods ended April 30, 2014 was $0 for both periods, and $229,000 and $116,000 for the six and three-month periods ended April 30, 2013, respectively.

Note 6 – Mortgage refinancings:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of April 30, 2014. The balance, up to an additional $5 million, will be available as a one-time draw over the 36 month period ending December 26, 2015, and the amount available will depend on future leasing at the shopping center. The new loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR and the loan will mature on January 3, 2023. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan.

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

Index	Page 10

On May 28, 2013, the balance of the Grande Rotunda LLC acquisition loan amounting to $19 million was purchased from the bank by FREIT. The due date of the loan was May 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of April 30, 2014, $19 million of this loan was drawn down, and the funds used to pay off the loan to FREIT.

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

Note 7 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project using the weighted average rate of FREIT’s outstanding borrowings. Interest capitalized during the six and three-month periods ended April 30, 2014, amounted to $220,000 and $175,000, respectively.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $906,000 and $903,000 for the six-month periods ended April 30, 2014 and 2013, respectively, and $463,000 and $435,000 for the three-month periods ended April 30, 2014 and 2013, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such items amounted to approximately $534,000 and $197,000 for the six-months ended April 30, 2014 and 2013, respectively, and $465,000 and $69,000 for the three-months ended April 30, 2014 and 2013, respectively. Fees for the current six and three-month periods include $395,850 in leasing commissions paid to Hekemian relative to the Safeway lease in the Damascus shopping center. The management agreement expires on October 31, 2015, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $34,000 and $35,000 for the six-months ended April 30, 2014 and 2013, respectively, and $4,000 and $5,000 for the three-month periods ended April 30, 2014 and 2013, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC, a definitive agreement for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly owned subsidiary of Hekemian, has been approved and executed. Such fees incurred to Hekemian and Resources during the six-months ended April 30, 2014 and 2013 were $429,000 and $1,711,000, respectively, and $0 and $972,000 for the three-month periods ended April 30, 2014 and 2013, respectively. Fees paid in the current six-month period include $330,000 in commissions paid to Hekemian relative to the sale of the South Brunswick property. Included in the $1.7 million in fees incurred for the prior year’s six-month period are development fees totaling $1.4 million incurred and payable to Resources, relating to the Rotunda development project, and $239,000 in fees related to services performed relative to the Westwood Plaza and Damascus shopping center mortgage loan refinancings.

Index	Page 11

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, the construction lender, required that Grande Rotunda, LLC (“Grande”) contribute not less than $14,460,000 towards the construction before any construction loan proceeds can be disbursed. To secure these funds Grande has made a capital call on its members – FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. FREIT, pursuant to previous agreements, has made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and have a maturity date of June 19, 2015. These loans are included in the line item Secured Loans Receivable on FREIT’s condensed consolidated balance sheet at April 30, 2014.

As of April 30, 2014, FREIT has made its required capital call contribution of $8.7 million towards the Rotunda construction financing, and Rotunda 100 has made approximately $2.1 million of its required capital call contribution. The balance of Rotunda 100’s capital call of approximately $3.7 million is due on or before July 7, 2014. To cover this balance until paid by Rotunda 100, FREIT advanced $3.7 million to Grande as a short-term intercompany loan, which will be repaid to FREIT once Rotunda 100 makes its required capital call. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the six-months ended April 30, 2014 and 2013 was approximately $313,000 and $286,000, respectively, for Mr. Robert S. Hekemian, and $23,000 and $21,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 9 – Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for the fiscal year ended October 31, 2013 and intends to distribute as dividends 100% of its ordinary taxable income for the fiscal year ending October 31, 2014. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded on the Company’s financial statements. As described in Note 5, FREIT intends to complete a like-kind exchange with respect to the sale of the South Brunswick, NJ property, which was sold on December 20, 2013 at a gain of approximately $8.7 million. Accordingly, no provision for federal or state income taxes related to such gain was recorded in the Company’s financial statements. In Fiscal 2012, FREIT distributed $5 million of the $9.5 million capital gain realized from the sale of its Heights Manor Apartments (see Note 5). However, since FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain realized on the Heights Manor sale, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations in Fiscal 2012. In the quarter ended January 31, 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the six-month period ended April 30, 2013.

As of April 30, 2014, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2014 and October 31, 2013:

	April 30,	October 31,
($ In Millions)	2014	2013

Fair Value	$226.4	$201.9

Carrying Value	$225.0	$199.4

Fair values are estimated based on market interest rates at April 30, 2014 and October 31, 2013 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Index	Page 12

Note 11 - Segment information:

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the six and three-month periods ended April 30, 2014 and 2013. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Real estate rental revenue:
Commercial	$11,512	$11,220	$5,804	$5,355
Residential	9,790	9,199	4,874	4,611
Total real estate revenue	21,302	20,419	10,678	9,966

Real estate operating expenses:
Commercial	4,966	4,487	2,643	2,258
Residential	4,648	4,461	2,375	2,173
Total real estate operating expenses	9,614	8,948	5,018	4,431

Net operating income:
Commercial	6,546	6,733	3,161	3,097
Residential	5,142	4,738	2,499	2,438
Total net operating income	$11,688	$11,471	$5,660	$5,535

Recurring capital improvements-residential	$(141)	$(201)	$(37)	$(144)

Reconciliation to consolidated net income:
Segment NOI	$11,688	$11,471	$5,660	$5,535
Deferred rents - straight lining	(87)	(112)	(41)	(54)
Amortization of acquired leases	(11)	(12)	(5)	(6)
Investment income	83	100	41	50
General and administrative expenses	(803)	(869)	(401)	(446)
Depreciation	(3,040)	(3,022)	(1,520)	(1,512)
Financing costs	(5,821)	(6,083)	(2,844)	(3,064)
Income from continuing operations	2,009	1,473	890	503

Income from discontinued operations	7	762	—	32
Gain on sale of discontinued operation	8,734	1,377	41	1,377

Net income	10,750	3,612	931	1,912

Net income attributable to noncontrolling
interests	(291)	(272)	(98)	(43)

Net income attributable to common equity	$10,459	$3,340	$833	$1,869

Note 12 – Share repurchases:

On December 4, 2013, FREIT’s Board of Trustees authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

Index	Page 13

Note 13 – Subsequent event:

On May 7, 2014, FREIT entered into a contract to acquire The Regency Club, a residential apartment complex located in Middletown, New York, from The Regency at Wallkill, LLC, a party unaffiliated with FREIT. The apartment complex consists of 132 units in 11 buildings and a clubhouse.

On December 20, 2013, FREIT sold its South Brunswick land for approximately $11 million. The sale was structured as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. A like-kind exchange for replacement real estate, if completed, will result in a deferral for income tax purposes of the $8.7 million capital gain, realized from the sale of the South Brunswick land. The net proceeds from this sale were approximately $9.8 million. The Regency Club has been identified as the replacement property in this like-kind exchange.

The contract price for this acquisition is $22 million, exclusive of transaction costs. The purchase price will be paid with the $9.8 million in net proceeds from the sale of the South Brunswick land and cash balances maintained by FREIT.

Under the terms of the acquisition agreement, FREIT is required to pay a $500,000 deposit into an escrow account; $250,000 payable upon execution of the acquisition agreement, which was May 7, 2014, and $250,000 on the expiration of the due diligence period which is June 16, 2014. FREIT is currently in the process of completing its due diligence review. If FREIT’s due diligence is satisfactory to it, a closing of the acquisition is expected to take place 30 days after satisfaction or waiver of all contingencies set forth in the agreement, but in no event later than June 18, 2014.

Index	Page 14

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. On July 24, 2012, the FREIT Board of Trustees approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. In order to avoid beginning construction during the winter months, Rotunda began construction on the parking lot areas in September 2013, and is currently moving forward with the next phase of the construction project.

Index	Page 15

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, have been applied consistently as at April 30, 2014, and for the six and three-months ended April 30, 2014 and 2013. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

Index	Page 16

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2014 (“Current Six Months”) increased 4.5% to $21,204,000, compared to $20,295,000 for the six months ended April 30, 2013 (“Prior Six Months”). For the three months ended April 30, 2014 (“Current Quarter”), real estate revenue increased 7.3% to $10,632,000, compared to $9,906,000 for the three months ended April 30, 2013 (“Prior Year’s Quarter”). Income from continuing operations for the Current Six Months and Current Quarter was $2,009,000 and $890,000, respectively, compared to $1,473,000 and $503,000, for the prior year’s comparable periods, respectively.

Net income attributable to common equity (“net income-common equity”) for the Current Six Months was $10,459,000 ($1.51 per share basic), compared to $3,340,000 ($0.48 per share basic) for the Prior Six Months. Net income-common equity for the Current Quarter was $833,000 ($0.12 per share basic), compared to $1,869,000 ($0.27 per share basic) for the Prior Year’s Quarter. Included in net income-common equity for the Current Six Month period was a gain of approximately $8.7 million relating to the sale of the South Brunswick property in December 2013. Included in net income-common equity for the Prior Six Months and the Prior Year’s Quarter was a gain of approximately $1.4 million relating to the sale of the Palisades Manor property in April 2013. Also included in net income-common equity for the Prior Six Month period was a $720,000 income tax credit related to the sale of the Heights Manor property. (See discussion under Residential Segment for additional information.) The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three-month periods ended April 30, 2014 and 2013:

NET INCOME COMPONENTS
	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Income from real estate operations:
Commercial properties	$6,448	$6,609	$(161)	$3,115	$3,037	$78

Residential properties	5,142	4,738	404	2,499	2,438	61
Total income from real estate operations	11,590	11,347	243	5,614	5,475	139

Financing costs:
Fixed rate mortgages	(5,498)	(5,272)	(226)	(2,729)	(2,722)	(7)
Floating rate - Rotunda & Damascus (a)	(265)	(504)	239	(111)	(188)	77
Other- Corporate interest	(278)	(307)	29	(179)	(154)	(25)
Less capitalized interest	220	—	220	175	—	175
Total financing costs	(5,821)	(6,083)	262	(2,844)	(3,064)	220

Investment income	83	100	(17)	41	50	(9)

General & administrative expenses:
Accounting fees	(263)	(275)	12	(135)	(146)	11
Legal & professional fees	(37)	(37)	—	(18)	(18)	—
Trustee fees	(254)	(257)	3	(127)	(132)	5
Corporate expenses	(249)	(300)	51	(121)	(150)	29
Total general & administrative expenses	(803)	(869)	66	(401)	(446)	45

Depreciation	(3,040)	(3,022)	(18)	(1,520)	(1,512)	(8)

Income from continuing operations	2,009	1,473	536	890	503	387

Income from discontinued operations	7	762	(755)	—	32	(32)
Gain on sale of discontinued operation	8,734	1,377	7,357	41	1,377	(1,336)

Net income	10,750	3,612	7,138	931	1,912	(981)
Net income attributable to noncontrolling
interests in subsidiaries	(291)	(272)	(19)	(98)	(43)	(55)

Net income attributable to common equity	$10,459	$3,340	$7,119	$833	$1,869	$(1,036)

(a) Damascus converted to fixed rate loan in February 2013.

The consolidated results of operations for the Current Six Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index	Page 17

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Six Months and Current Quarter, as compared to the prior year’s comparable periods. (See below for definition of NOI.):

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2014	2013	$	%	2014	2013	$	%	2014	2013
	(In thousands)				(In thousands)				(In thousands)
Rental income	$8,729	$8,793	$(64)	-0.7%	$9,462	$9,062	$400	4.4%	$18,191	$17,855
Reimbursements	2,746	2,298	448	19.5%	—	—	—		2,746	2,298
Other	37	129	(92)	-71.3%	328	137	191	139.4%	365	266
Total revenue	11,512	11,220	292	2.6%	9,790	9,199	591	6.4%	21,302	20,419

Operating expenses	4,966	4,487	479	10.7%	4,648	4,461	187	4.2%	9,614	8,948
Net operating income	$6,546	$6,733	$(187)	-2.8%	$5,142	$4,738	$404	8.5%	11,688	11,471
Average
Occupancy %	82.8%	81.6%		1.2%	94.2%	92.5%		1.7%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(87)	(112)
Amortization of acquired leases	(11)	(12)
Investment income	83	100
General and administrative expenses	(803)	(869)
Depreciation	(3,040)	(3,022)
Financing costs	(5,821)	(6,083)
Income from continuing operations	2,009	1,473
Income from discontinued operations	7	762
Gain on sale of discontinued operation	8,734	1,377
Net income	10,750	3,612
Net income attributable to noncontrolling interests	(291)	(272)
Net income attributable to common equity	$10,459	$3,340

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2014	2013	$	%	2014	2013	$	%	2014	2013
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,334	$4,361	$(27)	-0.6%	$4,813	$4,539	$274	6.0%	$9,147	$8,900
Reimbursements	1,463	905	558	61.7%	—	—	—		1,463	905
Other	7	89	(82)	-92.1%	61	72	(11)	-15.3%	68	161
Total revenue	5,804	5,355	449	8.4%	4,874	4,611	263	5.7%	10,678	9,966

Operating expenses	2,643	2,258	385	17.1%	2,375	2,173	202	9.3%	5,018	4,431
Net operating income	$3,161	$3,097	$64	2.1%	$2,499	$2,438	$61	2.5%	5,660	5,535
Average
Occupancy %	83.0%	81.7%		1.3%	95.7%	92.3%		3.4%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(41)	(54)
Amortization of acquired leases	(5)	(6)
Investment income	41	50
General and administrative expenses	(401)	(446)
Depreciation	(1,520)	(1,512)
Financing costs	(2,844)	(3,064)
Income from continuing operations	890	503
Income from discontinued operations	—	32
Gain on sale of discontinued operation	41	1,377
Net income	931	1,912
Net income attributable to noncontrolling interests	(98)	(43)
Net income attributable to common equity	$833	$1,869

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), lease amortization, depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI.

Index	Page 18

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter increased by 2.6% and 8.4%, respectively, from the prior year’s comparable periods. NOI for the Current Six Months decreased by 2.8% as compared to the Prior Six Months. However, for the Current Quarter, NOI increased by 2.1% from the Prior Year’s Quarter. The increase in total revenue for the Current Six Months and Current Quarter was primarily due to: (a) higher base rent at the Damascus shopping center, (b) the opening of G-Mart Frederick, Inc. (“G-Mart”) an international grocery store chain at the Westridge Square shopping center, and (c) higher expense reimbursements stemming from an increase in common area maintenance charges due to the recent harsh winter in the northeast, which more than offset the revenue decrease as a result of higher vacancies at the Rotunda. Since the Rotunda is in the initial stages of its redevelopment project, which began in September 2013, many of its retail tenants were asked to vacate the center in order to renovate the existing retail space. The decrease in NOI for the Current Six Months was primarily due to higher operating expenses, that could not be passed on to the tenants as part of common area maintenance charges. The increase in total revenue for the Current Quarter more than offset the negative impact of the higher operating expenses, which was the primary reason for the increase in NOI for the Current Quarter.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Six Months, same property revenue and same property NOI for our commercial segment increased by 5.3% and 2.3%, respectively, as compared to the Prior Six Months. For the Current Quarter, same property revenue and same property NOI for our commercial segment increased by 11.9% and 7.8%, respectively, as compared to the Prior Year’s Quarter. The increase in same property revenue and same property NOI for the Current Six Months and Current Quarter was primarily due to: (a) higher base rent at the Damascus shopping center, (b) the opening of G-Mart at the Westridge Square shopping center, and (c) higher expense reimbursements stemming from an increase in common area maintenance charges due to the recent harsh winter in the northeast.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (Sq Ft)	Weighted Average Prior Lease Rate (Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (Sq Ft) (a)	Lease Commissions (Sq Ft) (a)

Comparable leases	5	14,915	$19.92	$19.97	-0.3%	$—	$0.91
							.
Non-comparable leases	2	4,125	$26.06	N/A	N/A	$3.97	$1.22

Total leasing activity	7	19,040

            (a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

The US economic recovery continues to show signs of improvement, with retail sales also showing slight improvement. Despite minor tenant fall-out at some of our properties, occupancy at our other commercial properties has been on the upswing for the Current Quarter. Average occupancy for the Current Six Months increased 1.2%, compared to the Prior Six Months. For the Current Quarter, average occupancy increased 1.3% over the comparable prior year’s period. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September 2013, average occupancy rates for the Current Six Months increased 3.0% over last year’s comparable period.

Index	Page 19

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of April 30, 2014, approximately 79% of the space at the Damascus Center is leased and 77% is occupied.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the former tenant and operator of a 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development cleared the way for Grande to move forward with the redevelopment planning for this property. (See discussion under Development Activities below.)

On December 20, 2013, FREIT’s South Brunswick property was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. Such a transaction, if completed, will result in a deferral for income tax purposes of the $8.7 million capital gain. A replacement property related to this like-kind exchange has been identified, and a contract for the purchase of this replacement property was entered into on May 7, 2014. The Company has until June 18, 2014 to complete the acquisition. (See Note 13 for further details.)

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. The original plans for the renovation and expansion of the property were completed in 2008. As a result of Giant vacating its space, the scope of the project and the development plans were revised to include, in addition to the office building, 379 residential apartment units, 170,675 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $25.8 million has been incurred through April 30, 2014, of which $3.7 million in planning and feasibility studies costs were written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as all ongoing construction costs related to this project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. In order to avoid starting construction during the winter months, FREIT began construction on the parking lot areas this past September 2013, and is currently moving forward with the next phase of the construction project. Through April 30, 2014, funding for the construction at the Rotunda was provided by the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, in accordance with the loan agreement with Wells Fargo Bank. (See Note 8 for further information regarding this agreement.)

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment communities totaling 961 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Six Months increased by 6.4% and 8.5%, respectively, as compared to the Prior Six Months. For the Current Quarter, total revenue and NOI increased 5.7% and 2.5%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue was primarily attributable to: (a) increased base rent, (b) net insurance recovery of $200,000, recorded in the current year’s first quarter, relating to damages incurred at our Steuben Arms property last year as a result of Hurricane Sandy, and (c) higher occupancy levels at all of our properties. Average occupancy levels for the Current Six Months increased 1.7%, as compared to last year’s comparable period. For the Current Quarter, average occupancy increased 3.4% as compared to the Prior Year’s Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for the Current Six Months increased by 6.4% and 8.5%, respectively, as compared to the prior year’s comparable period. For the Current Quarter, same property revenue and same property NOI increased 5.7% and 2.5%, respectively, as compared to the Prior Year’s Quarter. The Palisades Manor property, which was sold in April 2013, and the Grandview Apartments property, which was sold in August 2013, are classified as discontinued operations and therefore not included as same property.

Index	Page 20

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,725 and $1,667, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $199,000 and $192,000, respectively.

In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations in the fiscal year ended October 31, 2012. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the six-month period ended April 30, 2013.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, and air conditioning system replacement) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of April 30, 2014, approximately $7.0 million was expended at The Pierre for these capital improvements, of which $879,000 relates to the Current Six Months. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. The parking structure restoration project at The Pierre is expected to be completed within the next year, at a cost of approximately $600,000. In addition, we have begun a major project to replace the current air conditioning system at The Pierre, which is expected to be completed within the next 2 years, at an estimated cost of $1.5 million. These costs will be financed from operating cash flow and cash reserves.

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$4,023	$5,011	$1,973	$2,585
New	1,279	—	665	—
2nd Mortgages
Existing	12	73	—	36
Variable rate mortgages:
Acquisition loan-Rotunda	82	383	—	188
Construction loan-Rotunda	183	—	111	—
Construction loan-Damascus	—	121	—	—
Other	278	307	179	154
	5,857	5,895	2,928	2,963
Amortization of Mortgage Costs	184	188	91	101
Total Financing Costs	6,041	6,083	3,019	3,064
Less amount capitalized	(220)	—	(175)	—
Financing costs expensed	$5,821	$6,083	$2,844	$3,064

Total financing costs for the Current Six Months and Current Quarter decreased 4.3% and 7.2%, respectively, compared to the prior year’s comparable periods. The decrease for the Current Six Months and Current Quarter was primarily attributable to the recognition of capitalized interest related to the Rotunda redevelopment project (see Note 7 for more details), and the Rotunda acquisition loan of $19 million, which was purchased by FREIT in May 2013 and then refinanced on December 9, 2013, as part of a construction loan from Wells Fargo Bank, at a lower interest rate. (See discussion under Liquidity and Capital Resources below). The interest related to the variable rate Damascus construction loan for the Prior Year’s Quarter relates to interest incurred up until the date the loan was refinanced on December 26, 2012.

Index	Page 21

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $803,000 and $401,000, respectively, as compared to $869,000 and $446,000 for the prior year’s comparable periods, respectively. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $554,000 and $280,000, for the Current Six Months and the Current Quarter, respectively, as compared to $569,000 and $296,000 for the prior year’s comparable periods, respectively.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $3,040,000 and $1,520,000, respectively, as compared to $3,022,000 and $1,512,000 for the prior year’s comparable periods, respectively. The slight increase in depreciation was due to certain assets becoming operational as of the end of Fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.2 million for the Current Six Months compared to $5.0 million for the Prior Six Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2014, FREIT had cash and cash equivalents totaling $19.6 million, compared to $7.8 million at October 31, 2013. The increase in cash is primarily attributable to net proceeds of $19 million related to Rotunda’s repayment of its loan with FREIT in December 2013, and approximately $10 million from the refinancing of the Hammel Gardens and Steuben Arms mortgage loans in November 2013. (See discussion below for additional information relating to these refinancings.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the original amount of $18 million. The line of credit is for a two year term ending on July 29, 2014, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The Palisades Manor property was sold in April 2013, and the Grandview Apartments was sold in August 2013. These properties were collateral for the credit line. Provident Bank has released these properties as collateral for the credit line, and as a result, the credit line has been reduced to approximately $13 million as of July 2013. The $2 million that was outstanding as of October 31, 2013, was repaid to the bank in the first quarter of Fiscal 2014. As of April 30, 2014, approximately $13 million was available under the line of credit, and no amount was outstanding.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of April 30, 2014. The balance, up to an additional $5 million, will be available as a one-time draw over a 36 month period from the closing date, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

Index	Page 22

At April 30, 2014, FREIT’s aggregate outstanding mortgage debt was $225.0 million, which bears a weighted average interest rate of 4.88%, and an average life of approximately 6.15 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2021	2022	2023	2024
(In millions)
Mortgage "Balloon" Payments	$24.5	$41.1	$4.9	$45.2	$19.1	$14.4	$32.5	$15.9

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2014 and October 31, 2013:

	April 30,	October 31,
($ in Millions)	2014	2013

Fair Value	$226.4	$201.9

Carrying Value	$225.0	$199.4

Fair values are estimated based on market interest rates at April 30, 2014 and October 31, 2013 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2014, a 1% interest rate increase would reduce the fair value of our debt by $10.2 million, and a 1% decrease would increase the fair value by $11.0 million.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of April 30, 2014, $19 million of this loan was drawn down, and the funds were used to pay off the loan to FREIT.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, the construction lender, required that the Grande Rotunda, LLC (“Grande”) contribute not less than $14,460,000 towards the construction before any construction loan proceeds can be disbursed. To secure these funds Grande has made a capital call on its members – FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. FREIT, pursuant to previous agreements, has made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and have a maturity date of June 19, 2015.

As of April 30, 2014, FREIT has made its required capital call contribution of $8.7 million towards the Rotunda construction financing, and Rotunda 100 has made approximately $2.1 million of its required capital call contribution. The balance of Rotunda 100’s capital call of approximately $3.7 million is due on or before July 7, 2014. To cover this balance until paid by Rotunda 100, FREIT advanced $3.7 million to Grande as a short-term intercompany loan, which will be repaid to FREIT once Rotunda 100 makes its required capital call. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr.

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

Index	Page 23

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

FREIT had a variable interest rate mortgage securing its Damascus Center property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This interest rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $20,000,000 ($19,543,000 at April 30, 2014). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2014, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $969,000. This amount has been included as an asset in FREIT’s balance sheet as at April 30, 2014, and the change (gain or loss) between reporting periods included in comprehensive income.

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

Index	Page 24

We compute FFO and AFFO as follows:

	Six Months Ended April 30,		Three Months Ended April 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Funds From Operations ("FFO") (a)

Net income	$10,750	$3,612	$931	$1,912
Depreciation of consolidated properties	3,040	3,022	1,520	1,512
Depreciation of discontinued operations	—	8	—	3
Amortization of deferred leasing costs	132	128	70	66
Gain on sale of discontinued operation	(8,734)	(1,377)	(41)	(1,377)
Distributions to minority interests	(466)	(403)	(211)	(125)
FFO	$4,722	$4,990	$2,269	$1,991

Per Share - Basic	$0.68	$0.72	$0.33	$0.29

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")

FFO	$4,722	$4,990	$2,269	$1,991
Amortization of acquired leases	11	12	5	6
Deferred rents (straight lining)	87	112	41	54
Less: FFO from discontinued operations	(7)	(770)	—	(35)
Capital improvements - apartments	(141)	(201)	(37)	(144)
AFFO	$4,672	$4,143	$2,278	$1,872

Per Share - Basic	$0.67	$0.60	$0.33	$0.27

Weighted Average Shares Outstanding:
Basic	6,927	6,942	6,922	6,942

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2014. There has been no change in FREIT’s internal control over financial reporting during the three months ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding FREIT’s repurchases of its shares of beneficial interest during the six months ended April 30, 2014.

ISSUER REPURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2013 through November 30, 2013	0	--	--	--
December 1, 2013 through December 31, 2013	20,400 (1)	$17.50	0	--
January 1, 2014 through January 31, 2014	0	--	--	--
February 1, 2014 through April 30, 2014	0	--	--	--
Total	20,400	$17.50	--	--
(1)	On December 17, 2013, FREIT purchased 20,400 shares in a privately-negotiated transaction with an unaffiliated third party for an aggregate purchase price of $357,000, or $17.50 per share.

Index	Page 26

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

Index	Page 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 9, 2014
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)