Form 10-Q
period 2014-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2014-09-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

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

As of September 9, 2014, the number of shares of beneficial interest outstanding was 6,821,171

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index	Page 3

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2014	2013
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$223,143	$205,451
Construction in progress	37,140	12,092
Cash and cash equivalents	14,316	7,801
Tenants' security accounts	1,659	1,435
Receivables arising from straight-lining of rents	4,136	4,259
Accounts receivable, net of allowance for doubtful accounts	5,646	2,602
Secured loans receivable	5,451	3,323
Prepaid expenses and other assets	4,093	3,366
Acquired over market leases and in-place lease costs	6	27
Deferred charges, net	5,534	2,915
Interest rate swap contract	837	980
Total Assets	$301,961	$244,251

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$246,783	$199,423
Deferred trustee compensation plan	8,709	7,813
Accounts payable and accrued expenses	7,685	5,656
Dividends payable	2,077	4,582
Tenants' security deposits	2,370	2,118
Deferred revenue	769	854
Total Liabilities	268,393	220,446

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,969	24,969
Treasury stock, at cost: 71,409 shares @ July 31, 2014
51,009 @ October 31, 2013	(1,492)	(1,135)
Dividends in excess of net income	(4,867)	(9,651)
Accumulated other comprehensive income	586	686
Total Common Equity	19,196	14,869
Noncontrolling interests in subsidiaries	14,372	8,936
Total Equity	33,568	23,805
Total Liabilities and Equity	$301,961	$244,251

See Notes to Condensed Consolidated Financial Statements.

Index	Page 4

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2014 AND 2013

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2014	2013	2014	2013
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$27,435	$26,570	$9,342	$8,840
Reimbursements	3,798	3,732	1,051	1,435
Sundry income	404	376	40	109
	31,637	30,678	10,433	10,384

Expenses:
Operating expenses	8,366	7,760	2,635	2,630
Management fees	1,453	1,381	495	432
Real estate taxes	5,490	5,605	1,762	1,867
Depreciation	4,654	4,533	1,614	1,511
	19,963	19,279	6,506	6,440

Operating income	11,674	11,399	3,927	3,944

Investment income	133	150	50	50

Interest expense including amortization
of deferred financing costs	(8,434)	(9,032)	(2,613)	(2,949)

Regency acquisition costs	(648)	—	(648)	—
Income from continuing operations	2,725	2,517	716	1,045

Income from discontinued operations	7	811	—	48
Gain on sale of discontinued operations	8,734	1,377	—	—
Net income	11,466	4,705	716	1,093

Net income attributable to
noncontrolling interest in subsidiaries	(453)	(454)	(162)	(182)

Net income attributable to common equity	$11,013	$4,251	$554	$911

Earnings per share - basic:
Continuing operations	$0.33	$0.30	$0.08	$0.12
Discontinued operations	1.26	0.31	—	0.01
Net income attributable to common equity	$1.59	$0.61	$0.08	$0.13

Weighted average shares outstanding-basic	6,925	6,942	6,922	6,942

Amounts attributable to common equity:
Income from continuing operations	$2,272	$2,063	$554	$863
Income from discontinued operations	8,741	2,188	—	48
Net income attributable to common equity	$11,013	$4,251	$554	$911

See Notes to Condensed Consolidated Financial Statements.

Index	Page 5

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2014 AND 2013

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2014	2013	2014	2013
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$11,466	$4,705	$716	$1,093

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contract
before reclassifications	(373)	994	(210)	1,221
Amount reclassified from accumulated other
comprehensive income to interest expense	230	182	78	77
Net unrealized gain (loss) on interest rate swap contract	(143)	1,176	(132)	1,298
Comprehensive income	11,323	5,881	584	2,391
Net income attributable to noncontrolling interests	(453)	(454)	(162)	(182)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contract
attributable to noncontrolling interests	43	(353)	40	(390)
Comprehensive income attributable to noncontrolling interests	(410)	(807)	(122)	(572)
Comprehensive income attributable to common equity	$10,913	$5,074	$462	$1,819

See Notes to Condensed Consolidated Financial Statements.

Index	Page 6

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JULY 31, 2014

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2013	$24,969	$(1,135)	$(9,651)	$686	$14,869	$8,936	$23,805

Treasury shares		(357)			(357)		(357)

Distributions to noncontrolling interests					—	(765)	(765)

Net income			11,013		11,013	453	11,466

Dividends declared ($0.90 per share)			(6,229)		(6,229)		(6,229)

Unrealized loss on interest rate swap				(100)	(100)	(43)	(143)

Additional investment by noncontrolling interest in Grande Rotunda, LLC					—	5,791	5,791

Balance at July 31, 2014	$24,969	$(1,492)	$(4,867)	$586	$19,196	$14,372	$33,568

See Notes to Condensed Consolidated Financial Statements.

Index	Page 7

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Unaudited)

	Nine Months Ended
	July 31,
	2014	2013
	(In Thousands of Dollars)
Operating activities:
Net income	$11,466	$4,705
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	4,654	4,543
Amortization	494	473
Net amortization of acquired leases	16	18
Gain on sale of discontinued operations	(8,734)	(1,377)
Income tax adjustment on gain on sale of discontinued
operation	—	(720)
Changes in operating assets and liabilities:
Tenants' security accounts	(36)	139
Accounts and straight-line rents receivable,
prepaid expenses and other assets	(904)	(109)
Accounts payable, accrued expenses and deferred
trustee compensation	993	387
Tenants' security deposits	64	(161)
Deferred revenue	(85)	(451)
Net cash provided by operating activities	7,928	7,447
Investing activities:
Capital improvements - existing properties	(3,236)	(1,115)
Construction and pre-development costs	(22,244)	(3,175)
Regency acquisition - net of proceeds held in escrow	(10,855)	—
Secured loans receivable to noncontrolling interest	(2,128)	—
Net cash used in investing activities	(38,463)	(4,290)
Financing activities:
Repayment of mortgages and construction loan	(12,268)	(44,791)
Repayment of credit line	(2,000)	—
Proceeds from mortgage loan refinancings	19,700	42,750
Proceeds from construction loan	31,928	—
Proceeds from credit line	10,000	—
Deferred financing costs	(2,582)	(987)
Dividends paid	(8,734)	(5,554)
Repurchase of Company stock-Treasury shares	(357)	—
Additional investment by noncontrolling interest	2,128	—
Distributions to noncontrolling interests	(765)	(462)
Net cash provided by (used in) financing activities	37,050	(9,044)
Net increase (decrease) in cash and cash equivalents	6,515	(5,887)
Cash and cash equivalents, beginning of period	7,801	10,610
Cash and cash equivalents, end of period	$14,316	$4,723

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$7,503	$8,291

Income taxes paid	$—	$1,245

Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in
escrow pending 1031 exchange, and applied to acquisition
of replacement property	$9,768	$1,461
Accrued capital expenditures, construction costs, pre-development costs and interest	$4,986	$1,854
Financing activities:
Dividends declared but not paid	$2,077	$2,083

See Notes to Condensed Consolidated Financial Statements.

Index	Page 8

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2014 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2013 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation. The new guidance requires discontinued operation treatment for disposals of a component or group of components that represent a strategic shift that has, or will have, a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”, (ASU 2014-09), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. Early adoption is not permitted. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. FREIT is currently assessing the impact this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Index	Page 9

Note 4 - Interest rate swap contract:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $20 million has been drawn as of July 31, 2014. The new loan will mature on January 3, 2023. In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At July 31, 2014, the derivative financial instrument had a notional amount of approximately $19,449,000, equivalent to the outstanding balance of the mortgage at this date, and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for this interest rate swap as a cash flow hedge and marks to market its fixed pay interest rate swap, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. As of July 31, 2014, FREIT has recorded an asset of $837,000 representing the fair value of the swap, along with a corresponding increase to accumulated other comprehensive income of $586,000 and an increase to non-controlling interest of $251,000. The fair value is based on observable inputs (level 2 in the fair value hierarchy).

Note 5 – Discontinued operations:

On December 20, 2013, FREIT’s South Brunswick property, which consisted of vacant land, was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction will result in a deferral for income tax purposes of the $8.7 million capital gain, which is included in discontinued operations for the nine month period ended July 31, 2014. The net proceeds from this sale, which were approximately $9.8 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on June 18, 2014, and the sale proceeds held in escrow were applied to the purchase price of such property. (See Note 6 for further details.)

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

The gain from the sale of the South Brunswick property as described above, as well as the related results of operations for the other three properties described above, have been classified as discontinued operations in the accompanying statements of income for all periods presented. Revenue attributable to discontinued operations for the nine and three-month periods ended July 31, 2014 was $0 for both periods, and $306,000 and $77,000 for the nine and three-month periods ended July 31, 2013, respectively.

Note 6 – Property acquisition:

On June 18, 2014, FREIT completed the acquisition of the Regency Club (“Regency”), a residential apartment complex located in Middletown, New York. The Regency complex consists of 132 units in 11 buildings and a clubhouse. The acquisition cost was $20,625,000 (exclusive of $648,000 of transaction costs charged to expense), which was funded in part with $9.8 million in net proceeds from the sale of the South Brunswick land, and the remaining balance of $11.5 million (inclusive of the $648,000 of transaction costs) was funded utilizing $10 million of FREIT’s credit line with Provident Bank, and FREIT's available cash. FREIT is in the process of securing long-term financing for this property to replace the funds borrowed from its credit line.

Index	Page 10

The acquisition price of $20,625,000 has been preliminarily allocated as follows: $17.8 million (86.3%) to the buildings and $2.8 million (13.7%) to the land. These allocated values are subject to change as more data becomes available and the fair value of the tangible and intangible assets acquired can be more accurately determined.

The Regency will be part of FREIT’s Residential segment. Since its acquisition on June 18, 2014, total revenue, net operating income, and operating income recorded for the Regency for the 3rd Quarter “stub” period amounts to $257,000, $133,000, and $84,000, respectively.

FREIT identified the Regency as a replacement property for the vacant land located in South Brunswick, New Jersey that FREIT sold on December 20, 2013. (See Note 5.)

The following pro forma information shows the results of operations for the nine and three-month periods ended July 31, 2014 and July 31, 2013 for FREIT and Subsidiaries as though the Regency had been acquired at the beginning of fiscal 2013:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Revenues	$33,039	$32,279	$10,754	$10,928

Net expenses	29,608	29,653	9,413	9,854

Income from continuing operations	3,431	2,626	1,341	1,074

Income from discontinued operations	7	811	—	48
Gain on sale of discontinued operation	—	1,377	—	—

Net income	3,438	4,814	1,341	1,122

Net income attributable to noncontrolling interest in subsidiaries	(453)	(454)	(162)	(182)

Net income attributable to common equity	$2,985	$4,360	$1,179	$940

Earnings per share - basic:
Continuing operations	$0.43	$0.32	$0.17	$0.13
Discontinued operations	—	0.31	—	0.01
Net income attributable to common equity	$0.43	$0.63	$0.17	$0.14

Weighted average shares outstanding - basic	6,925	6,942	6,922	6,942

The pro forma results for the current and prior year periods reflect the following adjustments: (a) additional depreciation expense based on the purchase price and a depreciable life of 40 years, (b) additional interest expense based on the $10 million loan used towards the purchase of the property at acquisition date, (c) exclusion of the $8.7 million gain from the sale of the South Brunswick land in June 2014; since this sale was treated as a 1031 Exchange, and would have had to occur prior to the Regency acquisition under Section 1031 of the Internal Revenue code, and (d) exclusion of the $648,000 in non-recurring acquisition expenses related to the Regency purchase.

The pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2013, or of future results of operations of FREIT’s combined properties.

Note 7 – Mortgage refinancings:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of July 31, 2014. The balance, up to an additional $5 million, will be available as a one-time draw over the 36 month period ending December 26, 2015, and the amount available will depend on future leasing at the shopping center. The new loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR and the loan will mature on January 3, 2023. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan.

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

On May 28, 2013, the balance of the Grande Rotunda LLC acquisition loan amounting to $19 million was purchased from the bank by FREIT. The due date of the loan was May 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of July 31, 2014, $31.9 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $12.9 million was used to fund the ongoing construction related to Rotunda’s redevelopment project.

Index	Page 11

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

Note 8 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the nine and three-month periods ended July 31, 2014, amounted to $744,000 and $524,000, respectively. No capitalized interest was recognized during the nine and three-month periods ended July 31, 2013, since construction at the Rotunda did not begin until September 2013.

Note 9 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,377,000 and $1,294,000 for the nine-month periods ended July 31, 2014 and 2013, respectively, and $470,000 and $403,000 for the three-month periods ended July 31, 2014 and 2013, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such items amounted to approximately $603,000 and $270,000 for the nine-months ended July 31, 2014 and 2013, respectively, and $69,000 and $74,000 for the three-months ended July 31, 2014 and 2013, respectively. Fees for the current nine and three-month periods include $395,850 in leasing commissions paid to Hekemian relative to the Safeway lease in the Damascus shopping center. The management agreement expires on October 31, 2015, and is automatically renewed for periods of two years unless either party gives notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $121,000 and $103,000 for the nine-months ended July 31, 2014 and 2013, respectively, and $87,000 and $68,000 for the three-month periods ended July 31, 2014 and 2013, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC, a definitive agreement for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly owned subsidiary of Hekemian, has been approved and executed. Such fees incurred to Hekemian and Resources during the nine-months ended July 31, 2014 and 2013 were $979,000 and $1,711,000, respectively, and $550,000 and $0 for the three-month periods ended July 31, 2014 and 2013, respectively. Fees incurred in the current nine-month period include: (a) $330,000 in commissions paid to Hekemian relative to the sale of the South Brunswick property, (b) $550,000 in commissions paid to Hekemian relative to the Regency acquisition, and (c) $98,500 in fees related to services performed relative to the Steuben Arms and Hammel Gardens mortgage loan refinancings. Included in the $1.7 million in fees incurred for the prior year’s nine-month period are development fees totaling $1.4 million incurred and payable to Resources, relating to the Rotunda development project, and $239,000 in fees related to services performed relative to the Westwood Plaza and Damascus shopping center mortgage loan refinancings.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, the construction lender, required that Grande Rotunda, LLC (“Grande”) contribute not less than $14,460,000 towards the construction before any construction loan proceeds can be disbursed. To secure these funds Grande has made a capital call on its members – FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. FREIT, pursuant to previous agreements, has made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and have a maturity date of June 19, 2015. These loans are included in the line item Secured Loans Receivable on FREIT’s condensed consolidated balance sheet at July 31, 2014.

Index	Page 12

As of July 31, 2014, FREIT has made its required capital call contribution of $8.7 million towards the Rotunda construction financing, and Rotunda 100 has made approximately $2.1 million of its required capital call contribution. The balance of Rotunda 100’s capital call of approximately $3.7 million was made in August 2014, and is included in Accounts Receivable; with a corresponding offset to Noncontrolling Interests in Subsidiaries on FREIT’s consolidated balance sheet as of July 31, 2014. To cover the balance until paid by Rotunda 100, FREIT advanced $3.7 million to Grande. Rotunda 100 repaid the $3.7 million advance from FREIT in August 2014. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the nine-months ended July 31, 2014 and 2013 was approximately $476,000 and $436,000, respectively, for Mr. Robert S. Hekemian, and $34,000 and $32,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 10 – Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for the fiscal year ended October 31, 2013 and intends to distribute as dividends 100% of its ordinary taxable income for the fiscal year ending October 31, 2014. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded on the Company’s financial statements. As described in Note 5, FREIT has completed a like-kind exchange with respect to the sale of the South Brunswick, NJ property, which was sold on December 20, 2013 at a gain of approximately $8.7 million. Accordingly, no provision for federal or state income taxes related to such gain was recorded in the Company’s financial statements. The tax basis of the Regency, which was the replacement property in the like-kind exchange, is approximately $8 million lower than the acquisition cost of approximately $20.6 million recorded for financial reporting purposes. In Fiscal 2012, FREIT distributed $5 million of the $9.5 million capital gain realized from the sale of its Heights Manor Apartments (see Note 5). However, since FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain realized on the Heights Manor sale, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations in Fiscal 2012. In the quarter ended January 31, 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the nine-month period ended July 31, 2013.

As of July 31, 2014, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2014 and October 31, 2013:

	July 31,	October 31,
($ In Millions)	2014	2013

Fair Value	$249.1	$201.9

Carrying Value	$246.8	$199.4

Fair values are estimated based on market interest rates at July 31, 2014 and October 31, 2013 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Index	Page 13

Note 12 - Segment information:

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the nine and three-month periods ended July 31, 2014 and 2013. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Real estate rental revenue:
Commercial	$16,830	$17,011	$5,318	$5,793
Residential	14,946	13,811	5,157	4,612
Total real estate revenue	31,776	30,822	10,475	10,405

Real estate operating expenses:
Commercial	7,070	6,843	2,103	2,356
Residential	7,017	6,629	2,370	2,168
Total real estate operating expenses	14,087	13,472	4,473	4,524

Net operating income:
Commercial	9,760	10,168	3,215	3,437
Residential	7,929	7,182	2,787	2,444
Total net operating income	$17,689	$17,350	$6,002	$5,881

Recurring capital improvements-residential	$(351)	$(542)	$(210)	$(341)

Reconciliation to consolidated net income:
Segment NOI	$17,689	$17,350	$6,002	$5,881
Deferred rents - straight lining	(123)	(126)	(37)	(15)
Amortization of acquired leases	(16)	(18)	(5)	(6)
Investment income	133	150	50	50
General and administrative expenses	(1,222)	(1,274)	(419)	(405)
Acquisition costs - Regency	(648)	—	(648)	—
Depreciation	(4,654)	(4,533)	(1,614)	(1,511)
Financing costs	(8,434)	(9,032)	(2,613)	(2,949)
Income from continuing operations	2,725	2,517	716	1,045

Income from discontinued operations	7	811	—	48
Gain on sale of discontinued operations	8,734	1,377	—	—

Net income	11,466	4,705	716	1,093

Net income attributable to noncontrolling
interests	(453)	(454)	(162)	(182)

Net income attributable to common equity	$11,013	$4,251	$554	$911

Note 13 – Share repurchases:

On December 4, 2013, FREIT’s Board of Trustees authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

Index	Page 14

Note 14 – Subsequent events:

On September 4, 2014, FREIT’s Board of Trustees (“Board”) approved the following:

1.	The grant of a total of 246,000 non-qualified share options under the FREIT Equity Incentive Plan to certain FREIT Executive Officers, the members of FREIT’s Board of Trustees (“Trustees”) and certain employees of Hekemian & Co., Inc., FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024.
2.	Amendments to the FREIT Deferred Fee Plan, effective November 1, 2014, as follows:
(a)	On a prospective basis, a change in the interest rate payable on deferred fees payable to FREIT Trustees from 9% per annum, compounded quarterly, to a floating rate, adjusted quarterly, equal to the average interest rate on ten year treasury bonds plus 150 basis points;
(b)	On a prospective basis, allowing for the continued deferral of fees payable to FREIT Trustees, but not for the deferral of salaries payable to Executive Officers of FREIT;
(c)	To provide for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of fees on a prospective basis; (ii) interest on fees deferred prior to November 1, 2014; and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of the deferrals described in subparagraphs (c)(i) and (c)(ii) above. The number of share units will be determined by the closing price of FREIT shares on the date of the deferral. The number of share units will be converted into an equivalent number of FREIT shares upon distribution to the participant on a future date designated by the participant.
3.	The salaries and fees payable to certain Executive Officers and Trustees of FREIT will be increased, effective November 1, 2014, as follows:
(a)	The salary payable to the Chairman and Chief Executive Officer shall increase from $205,000 to $300,000 per year;
(b)	The salary payable to the President, Treasurer and Chief Financial Officer shall increase from $50,000 to $75,000 per year;
(c)	The annual retainer fee for each Trustee shall increase from $15,000 to $35,000 per year;
(d)	The per meeting attendance fee payable to Trustees and the Executive Secretary of FREIT shall increase from $800 to $1,500 per meeting, applicable to Board meetings and meetings of committees of the Board; (the per meeting attendance fees for the Chairman of the Board, the Chairman of the Audit Committee, and the Chairman of the Compensation Committee shall increase to $1,800 per meeting);
(e)	The telephonic meeting fee payable to Trustees and the Executive Secretary shall increase from $400 to $1,000 per meeting, applicable to Board meetings and meetings of committees of the Board;
(f)	The site inspection fee payable to Trustees and the Executive Secretary shall increase from $800 to $1,000 per site inspection;
(g)	The Chairman of the Compensation Committee shall be paid a retainer of $7,500 per year. The annual retainer for the Chairman of the Audit Committee shall remain at $10,000 per year.
4.	FREIT’s Board authorized the repurchase of 100,572 FREIT shares currently held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase price of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The pension plan is being terminated. The repurchase was undertaken in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family are participants in the pension plan.

Index	Page 15

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

OVERVIEW

FREIT is an equity real estate investment trust ("REIT") that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties. Our properties are located in northern New Jersey, Maryland and New York. We acquire existing properties for investment. We also acquire properties, that we feel have redevelopment potential, and we make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

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

Index	Page 16

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, have been applied consistently as at July 31, 2014, and for the nine and three-months ended July 31, 2014 and 2013. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

Index	Page 17

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2014 (“Current Nine Months”) increased 3.1% to $31,637,000, compared to $30,678,000 for the nine months ended July 31, 2013 (“Prior Nine Months”). For the three months ended July 31, 2014 (“Current Quarter”), real estate revenue increased 0.5% to $10,433,000, compared to $10,384,000 for the three months ended July 31, 2013 (“Prior Year’s Quarter”). Income from continuing operations for the Current Nine Months and Current Quarter was $2,725,000 and $716,000, respectively, compared to $2,517,000 and $1,045,000, for the prior year’s comparable periods, respectively. Included in income from continuing operations for both the Current Nine Months and Current Quarter were acquisition expenses of approximately $648,000 relating to the acquisition of the Regency Club apartments in June 2014.

Net income attributable to common equity (“net income-common equity”) for the Current Nine Months was $11,013,000 ($1.59 per share basic), compared to $4,251,000 ($0.61 per share basic) for the Prior Nine Months. Net income-common equity for the Current Quarter was $554,000 ($0.08 per share basic), compared to $911,000 ($0.13 per share basic) for the Prior Year’s Quarter. Included in net income-common equity for the Current Nine Month period was a gain of approximately $8.7 million relating to the sale of the South Brunswick property in December 2013, which was partially offset by $648,000 of acquisition expenses related to the Regency Club purchase in June 2014. Included in net income-common equity for the Prior Nine Months and the Prior Year’s Quarter was a gain of approximately $1.4 million relating to the sale of the Palisades Manor property in April 2013. Also included in net income-common equity for the Prior Nine Month period was a $720,000 income tax credit related to the  sale of the Heights Manor property. (See discussion under Residential Segment for additional information.) The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three-month periods ended July 31, 2014 and 2013:

NET INCOME COMPONENTS

	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Income from real estate operations:
Commercial properties	$9,621	$10,024	$(403)	$3,173	$3,416	$(243)

Residential properties	7,929	7,182	747	2,787	2,444	343
Total income from real estate operations	17,550	17,206	344	5,960	5,860	100

Financing costs:
Fixed rate mortgages	(8,259)	(7,997)	(262)	(2,761)	(2,725)	(36)
Floating rate - Rotunda & Damascus (a)	(411)	(563)	152	(146)	(59)	(87)
Floating rate - Credit line	(48)	—	(48)	(48)	—	(48)
Other- Corporate interest	(460)	(472)	12	(182)	(165)	(17)
Less capitalized interest	744	—	744	524	—	524
Total financing costs	(8,434)	(9,032)	598	(2,613)	(2,949)	336

Investment income	133	150	(17)	50	50	—

General & administrative expenses:
Accounting fees	(388)	(395)	7	(125)	(120)	(5)
Legal & professional fees	(76)	(78)	2	(39)	(41)	2
Trustee fees	(383)	(389)	6	(129)	(131)	2
Corporate expenses	(375)	(412)	37	(126)	(113)	(13)
Total general & administrative expenses	(1,222)	(1,274)	52	(419)	(405)	(14)

Depreciation	(4,654)	(4,533)	(121)	(1,614)	(1,511)	(103)

Acquisition costs - Regency	(648)	—	(648)	(648)	—	(648)

Income from continuing operations	2,725	2,517	208	716	1,045	(329)

Income from discontinued operations	7	811	(804)	—	48	(48)
Gain on sale of discontinued operations	8,734	1,377	7,357	—	—	—

Net income	11,466	4,705	6,761	716	1,093	(377)
Net income attributable to noncontrolling
interests in subsidiaries	(453)	(454)	1	(162)	(182)	20

Net income attributable to common equity	$11,013	$4,251	$6,762	$554	$911	$(357)

(a) Damascus converted to fixed rate loan in February 2013.

The consolidated results of operations for the Current Nine Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index	Page 18

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Nine Months and Current Quarter, as compared to the prior year’s comparable periods. (See below for definition of NOI.):

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2014	2013	$	%	2014	2013	$	%	2014	2013
	(In thousands)				(In thousands)				(In thousands)
Rental income	$13,017	$13,112	$(95)	-0.7%	$14,557	$13,602	$955	7.0%	$27,574	$26,714
Reimbursements	3,798	3,732	66	1.8%	—	—	—		3,798	3,732
Other	15	167	(152)	-91.0%	389	209	180	86.1%	404	376
Total revenue	16,830	17,011	(181)	-1.1%	14,946	13,811	1,135	8.2%	31,776	30,822

Operating expenses	7,070	6,843	227	3.3%	7,017	6,629	388	5.9%	14,087	13,472
Net operating income	$9,760	$10,168	$(408)	-4.0%	$7,929	$7,182	$747	10.4%	17,689	17,350
Average
Occupancy %	82.7%	81.5%		1.2%	95.2%	92.5%		2.7%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(123)	(126)
Amortization of acquired leases	(16)	(18)
Investment income	133	150
General and administrative expenses	(1,222)	(1,274)
Acquisition costs - Regency	(648)	—
Depreciation	(4,654)	(4,533)
Financing costs	(8,434)	(9,032)
Income from continuing operations	2,725	2,517
Income from discontinued operations	7	811
Gain on sale of discontinued operations	8,734	1,377
Net income	11,466	4,705
Net income attributable to noncontrolling interests	(453)	(454)
Net income attributable to common equity	$11,013	$4,251

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2014	2013	$	%	2014	2013	$	%	2014	2013
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,288	$4,321	$(33)	-0.8%	$5,096	$4,540	$556	12.2%	$9,384	$8,861
Reimbursements	1,051	1,435	(384)	-26.8%	—	—	—		1,051	1,435
Other	(21)	37	(58)	-156.8%	61	72	(11)	-15.3%	40	109
Total revenue	5,318	5,793	(475)	-8.2%	5,157	4,612	545	11.8%	10,475	10,405

Operating expenses	2,103	2,356	(253)	-10.7%	2,370	2,168	202	9.3%	4,473	4,524
Net operating income	$3,215	$3,437	$(222)	-6.5%	$2,787	$2,444	$343	14.0%	6,002	5,881
Average
Occupancy %	82.3%	81.5%		0.8%	96.5%	92.5%		4.0%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(37)	(15)
Amortization of acquired leases	(5)	(6)
Investment income	50	50
General and administrative expenses	(419)	(405)
Acquisition costs - Regency	(648)	—
Depreciation	(1,614)	(1,511)
Financing costs	(2,613)	(2,949)
Income from continuing operations	716	1,045
Income from discontinued operations	—	48
Net income	716	1,093
Net income attributable to noncontrolling interests	(162)	(182)
Net income attributable to common equity	$554	$911

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

Index	Page 19

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by generally accepted accounting principles, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Nine Months decreased by 1.1% and 4.0%, respectively, from the Prior Nine Months. For the Current Quarter, total revenue and NOI decreased by 8.2% and 6.5%, respectively, from the Prior Year’s Quarter. The decrease in total revenue for the Current Nine Months and Current Quarter was primarily due to: (a) higher vacancies at the Rotunda, stemming from not renewing expired tenant leases to facilitate the renovation and expansion at the center, (b) slightly higher vacancies at the Preakness Shopping Center, and (c) lower common area maintenance charge reimbursements for the current year at the Preakness Shopping Center. Prior year’s common area maintenance charges included tenant reimbursements for major parking lot repairs at the center totaling approximately $200,000. The factors contributing to the decrease in revenue more than offset the benefits of higher base rent at the Damascus shopping center, the opening of G-Mart Frederick, Inc. (“G-Mart”), an international grocery store chain at the Westridge Square shopping center, and higher expense reimbursements stemming from an increase in common area maintenance charges due to the recent harsh winter in the northeast. The decrease in NOI for the Current Nine Months and Current Quarter was primarily due to a decrease in rental revenue, as described above, and higher operating expenses in the Current Nine Months, that could not be passed on to the tenants as part of common area maintenance charges.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Nine Months, same property revenue and same property NOI for our commercial segment increased by 2.2% and 0.7%, respectively, as compared to the Prior Nine Months. For the Current Quarter, same property revenue and same property NOI for our commercial segment decreased by 4.0% and 2.6%, respectively, as compared to the Prior Year’s Quarter. The increase in same property revenue and same property NOI for the Current Nine Months was primarily due to: (a) higher base rent at the Damascus shopping center, and (b) the opening of G-Mart at the Westridge Square shopping center. The decrease in same property revenue and same property NOI for the Current Quarter was primarily due to lower rental income at the Preakness Shopping Center resulting from slightly higher vacancies, and higher operating expenses that could not be passed on to tenants as part of common area maintenance charges.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (Sq Ft)	Weighted Average Prior Lease Rate (Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (Sq Ft) (a)	Lease Commissions (Sq Ft) (a)

Comparable leases	12	31,928	$23.39	$22.85	2.4%	$—	$0.91

Non-comparable leases	2	4,125	$26.06	N/A	N/A	$3.97	$1.22

Total leasing activity	14	36,053

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

The US economic recovery continues to show signs of improvement, with retail sales also showing slight improvement. Despite minor tenant fall-out at some of our properties, occupancy at our other commercial properties has been on the upswing for the Current Quarter. Average occupancy for the Current Nine Months increased 1.2%, compared to the Prior Nine Months. For the Current Quarter, average occupancy increased 0.8% over the comparable prior year’s period. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September 2013, average occupancy rates for the Current Nine Months increased 2.9% over last year’s comparable period.

Index	Page 20

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of July 31, 2014, approximately 83% of the space at the Damascus Center is leased and 77% is occupied.

On December 20, 2013, FREIT’s South Brunswick property was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, as amended. Such a transaction will result in a deferral for income tax purposes of the $8.7 million capital gain. A replacement property related to this like-kind exchange was identified, and the replacement property was purchased on June 18, 2014. (See Residential Segment below, and Note 6 for further details.)

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. The original plans for the renovation and expansion of the property were completed in 2008. As a result of Giant vacating its space, the scope of the project and the development plans were revised to include, in addition to the office building, 379 residential apartment units, 170,675 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $39.6 million has been incurred through July 31, 2014, of which $3.7 million in planning and feasibility studies costs were written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as all ongoing construction costs related to this project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. In order to avoid starting construction during the winter months, FREIT began construction on the parking lot areas this past September 2013, and is currently moving forward with the next phase of the construction project. Through July 31, 2014, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank (See Note 9 for further information regarding this agreement.); and (b) $12.9 million in draws on the construction line with Wells Fargo Bank.

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1096 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Nine Months increased by 8.2% and 10.4%, respectively, as compared to the Prior Nine Months. For the Current Quarter, total revenue and NOI increased 11.8% and 14.0%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue and NOI for the Current Nine Months and Current Quarter was primarily attributable to: (a) increased base rent, (b) a net insurance recovery of $200,000, recorded in the current year’s first quarter, relating to damages incurred at our Steuben Arms property last year as a result of Hurricane Sandy, (c) higher occupancy levels at all of our properties, and (d) the Regency Club acquisition in June 2014. Average occupancy levels for the Current Nine Months increased 2.7%, as compared to last year’s comparable period. For the Current Quarter, average occupancy increased 4.0% as compared to the Prior Year’s Quarter. Exclusive of the Regency property, average occupancy rates for the Current Nine Months increased 2.0% over last year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for the Current Nine Months increased by 6.4% and 8.5%, respectively, as compared to the prior year’s comparable period. For the Current Quarter, same property revenue and same property NOI increased 6.2% and 8.6%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue and NOI for the Current Nine Months and Current Quarter was primarily attributable to: (a) increased base rent, (b) a net insurance recovery of $200,000, recorded in the current year’s first quarter, relating to damages incurred at our Steuben Arms property last year as a result of Hurricane Sandy, and (c) higher occupancy levels at all of our properties. The Regency Club property is not included as same property, since it is a newly acquired property that has been in operation for less than a year. The Palisades Manor and Grandview Apartment properties, which were sold in April 2013 and August 2013, respectively, are classified as discontinued operations and therefore also not included as same property.

Index	Page 21

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,723 and $1,700, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $227,000 and $218,000, respectively.

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

On June 18, 2014, FREIT completed the acquisition of the Regency Club, a residential apartment complex located in Middletown, New York. The Regency Club complex consists of 132 units in 11 buildings and a clubhouse. The acquisition cost was $20,625,000 (exclusive of $648,000 of transaction costs), which was funded in part with the $9.8 million in net proceeds from the sale of the South Brunswick land, and the remaining balance of $11.5 million was funded utilizing $10 million of FREIT’s credit line with Provident Bank, and FREIT’s available cash. FREIT is in the process of securing long-term financing to replace the funds borrowed from its credit line.

FREIT identified the Regency Club as a replacement property for the vacant land located in South Brunswick, New Jersey that FREIT sold on December 20, 2013. The sale of the South Brunswick land and the subsequent purchase of the Regency Club were structured in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended, and resulted in a deferral for income tax purposes of the realization of the $8.7 million gain on the sale of the South Brunswick land. FREIT’s acquisition of the Regency Club completes this like-kind exchange.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, and air conditioning system replacement) are underway at The Pierre. We have substantially completed modernizing, where required, all apartments and some of the building’s mechanical services. As of July 31, 2014, approximately $7.5 million was expended at The Pierre for these capital improvements, of which $1,376,000 relates to the Current Nine Months. The remaining apartments will be renovated as they become temporarily vacant at an estimated cost of $1 - $1.5 million. The parking structure restoration project at The Pierre is expected to be completed within the next year, at a cost of approximately $600,000. In addition, we have begun a major project to replace the current air conditioning system at The Pierre, which is expected to be completed within the next 2 years, at an estimated cost of $1.5 million. These costs will be financed from operating cash flow and cash reserves.

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$6,016	$7,619	$1,993	$2,608
New	1,958	—	679	—
2nd Mortgages
Existing	12	109	—	36
Variable rate mortgages:
Acquisition loan-Rotunda	82	442	—	59
Construction loan-Rotunda	329	—	146	—
Construction loan-Damascus	—	121	—	—
Credit line	48	—	48	—
Other	460	472	182	165
	8,905	8,763	3,048	2,868
Amortization of Mortgage Costs	273	269	89	81
Total Financing Costs	9,178	9,032	3,137	2,949
Less amount capitalized	(744)	—	(524)	—
Financing costs expensed	$8,434	$9,032	$2,613	$2,949

Index	Page 22

Total financing costs (before capitalized interest) for the Current Nine Months and Current Quarter increased 1.6% and 6.4%, respectively, compared to the prior year’s comparable periods. The increase for the Current Nine Months and Current Quarter was primarily attributable to interest related to: (a) $31.9 million in draws on Rotunda’s construction loan, of which $19 million was used to pay off the Rotunda acquisition loan, which was purchased by FREIT in May 2013 and then refinanced on December 9, 2013, as part of the construction loan from Wells Fargo Bank, at a lower interest rate, and (b) interest on FREIT’s $10 million draw on its credit line. (See discussion under Liquidity and Capital Resources below). The interest related to the variable rate Damascus construction loan for the Prior Year’s Quarter relates to interest incurred up until the date the loan was refinanced on December 26, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,222,000 and $419,000, respectively, as compared to $1,274,000 and $405,000 for the prior year’s comparable periods, respectively. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees amounting in the aggregate to $847,000 and $293,000, for the Current Nine Months and the Current Quarter, respectively, as compared to $862,000 and $292,000 for the prior year’s comparable periods, respectively.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $4,654,000 and $1,614,000, respectively, as compared to $4,533,000 and $1,511,000 for the prior year’s comparable periods, respectively. The increase in depreciation expense was due to certain assets becoming operational as of the end of Fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.9 million for the Current Nine Months compared to $7.4 million for the Prior Nine Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2014, FREIT had cash and cash equivalents totaling $14.3 million, compared to $7.8 million at October 31, 2013. The increase in cash is primarily attributable to net proceeds of $19 million related to Rotunda’s repayment of its loan with FREIT in December 2013, and approximately $10 million from the refinancing of the Hammel Gardens and Steuben Arms mortgage loans in November 2013. (See discussion below for additional information relating to these refinancings.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the original amount of $18 million. The line of credit is for a two year term ending on July 29, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The Palisades Manor property was sold in April 2013, and the Grandview Apartments property was sold in August 2013. These properties were collateral for the credit line. Provident Bank has released these properties as collateral for the credit line, and as a result, the credit line has been reduced to approximately $13 million as of July 2013. The $2 million that was outstanding as of October 31, 2013, was repaid to the bank in the first quarter of Fiscal 2014. On June 18, 2014, FREIT utilized $10 million of the credit line as partial funding for the Regency Club acquisition. It is FREIT’s intent to replace the $10 million borrowed under the credit line with long-term financing. As of July 31, 2014, $3 million was available under the line of credit.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of July 31, 2014. The balance, up to an additional $5 million, will be available as a one-time draw over a 36 month period from the closing date, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

Index	Page 23

At July 31, 2014, FREIT’s aggregate outstanding mortgage debt was $246.8 million, which bears a weighted average interest rate of 4.54%, and an average life of approximately 5.46 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2014	2016	2017	2018	2019	2021	2022	2023	2024
(In millions)
Mortgage "Balloon" Payments	$10.0 (a)	$24.5	$41.1	$4.9	$45.2	$19.1	$14.4	$32.5	$15.9

    '(a) Relates to otustanding balance of draw on credit line with Provident Bank.

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2014 and October 31, 2013:

	July 31,	October 31,
($ in Millions)	2014	2013

Fair Value	$249.1	$201.9

Carrying Value	$246.8	$199.4

Fair values are estimated based on market interest rates at July 31, 2014 and October 31, 2013 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2014, a 1% interest rate increase would reduce the fair value of our debt by $10.0 million, and a 1% decrease would increase the fair value by $10.7 million.

The $22.5 million mortgage loan entered into by Grande Rotunda, LLC for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of July 31, 2014, $31.9 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $12.9 million was used to fund the ongoing construction related to Rotunda’s redevelopment project.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, the construction lender, required that the Grande Rotunda, LLC (“Grande”) contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds Grande has made a capital call on its members – FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. FREIT, pursuant to previous agreements, has made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and have a maturity date of June 19, 2015.

Index	Page 24

As of July 31, 2014, FREIT has made its required capital call contribution of $8.7 million towards the Rotunda construction financing, and Rotunda 100 has made approximately $2.1 million of its required capital call contribution. The balance of Rotunda 100’s capital call of approximately $3.7 million was made in August 2014, and is included in Accounts Receivable; with a corresponding offset to Noncontrolling Interests in Subsidiaries on FREIT’s consolidated balance sheet as of July 31, 2014. To cover this balance until paid by Rotunda 100, FREIT advanced $3.7 million to Grande. Rotunda 100 repaid the $3.7 million advance from FREIT in August 2014. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr.

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

FREIT had a variable interest rate mortgage securing its Damascus Center property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This interest rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $20,000,000 ($19,449,000 at July 31, 2014). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2014, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $837,000. This amount has been included as an asset in FREIT’s balance sheet as at July 31, 2014, and the change (gain or loss) between reporting periods included in comprehensive income.

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

Index	Page 25

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

We compute FFO and AFFO as follows:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Funds From Operations ("FFO") (a)

Net income	$11,466	$4,705	$716	$1,093
Depreciation of consolidated properties	4,654	4,533	1,614	1,511
Depreciation of discontinued operations	—	10	—	2
Amortization of deferred leasing costs	221	204	89	77
Gain on sale of discontinued operations	(8,734)	(1,377)	—	—
Distributions to minority interests	(765)	(462)	(300)	(60)
FFO	$6,842	$7,613	$2,119	$2,623

Per Share - Basic	$0.99	$1.10	$0.31	$0.38

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")

FFO	$6,842	$7,613	$2,119	$2,623
Amortization of acquired leases	16	18	5	6
Deferred rents (straight lining)	123	126	37	15
Acquisition expenses - Regency Apartments	648	—	648	—
Less: FFO from discontinued operations	(7)	(821)	—	(50)
Capital improvements - apartments	(351)	(542)	(210)	(341)
AFFO	$7,271	$6,394	$2,599	$2,253

Per Share - Basic	$1.05	$0.92	$0.38	$0.32

Weighted Average Shares Outstanding:
Basic	6,925	6,942	6,922	6,942

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

Index	Page 26

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Commercial Segment”, “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2014. There has been no change in FREIT’s internal control over financial reporting during the three months ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding FREIT’s repurchases of its shares of beneficial interest during the nine months ended July 31, 2014.

ISSUER REPURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2013 through January 31, 2014	20,400 (1)	$17.50	--	--
February 1, 2014 through April 30, 2014	0	--	--	--
May 1, 2014 through July 31, 2014	0	--	--	--
Total	20,400	$17.50	--	--
(1)	On December 17, 2013, FREIT purchased 20,400 shares in a privately-negotiated transaction with an unaffiliated third party for an aggregate purchase price of $357,000, or $17.50 per share.

Index	Page 27

Item 5: Other Information

On September 4, 2014, FREIT’s Board of Trustees (“Board”) approved the following:

1.	The grant of a total of 246,000 non-qualified share options under the FREIT Equity Incentive Plan to certain FREIT Executive Officers, the members of FREIT’s Board of Trustees (“Trustees”) and certain employees of Hekemian & Co., Inc., FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024.
2.	Amendments to the FREIT Deferred Fee Plan, effective November 1, 2014, as follows:
(a)	On a prospective basis, a change in the interest rate payable on deferred fees payable to FREIT Trustees from 9% per annum, compounded quarterly, to a floating rate, adjusted quarterly, equal to the average interest rate on ten year treasury bonds plus 150 basis points;
(b)	On a prospective basis, allowing for the continued deferral of fees payable to FREIT Trustees, but not for the deferral of salaries payable to Executive Officers of FREIT;
(c)	To provide for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of fees on a prospective basis; (ii) interest on fees deferred prior to November 1, 2014; and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of the deferrals described in subparagraphs (c)(i) and (c)(ii) above. The number of share units will be determined by the closing price of FREIT shares on the date of the deferral. The number of share units will be converted into an equivalent number of FREIT shares upon distribution to the participant on a future date designated by the participant.
3.	The salaries and fees payable to certain Executive Officers and Trustees of FREIT will be increased, effective November 1, 2014, as follows:
(a)	The salary payable to the Chairman and Chief Executive Officer shall increase from $205,000 to $300,000 per year;
(b)	The salary payable to the President, Treasurer and Chief Financial Officer shall increase from $50,000 to $75,000 per year;
(c)	The annual retainer fee for each Trustee shall increase from $15,000 to $35,000 per year;
(d)	The per meeting attendance fee payable to Trustees and the Executive Secretary of FREIT shall increase from $800 to $1,500 per meeting, applicable to Board meetings and meetings of committees of the Board; (the per meeting attendance fees for the Chairman of the Board, the Chairman of the Audit Committee, and the Chairman of the Compensation Committee shall increase to $1,800 per meeting);
(e)	The telephonic meeting fee payable to Trustees and the Executive Secretary shall increase from $400 to $1,000 per meeting, applicable to Board meetings and meetings of committees of the Board;
(f)	The site inspection fee payable to Trustees and the Executive Secretary shall increase from $800 to $1,000 per site inspection;
(g)	The Chairman of the Compensation Committee shall be paid a retainer of $7,500 per year. The annual retainer for the Chairman of the Audit Committee shall remain at $10,000 per year.
4.	FREIT’s Board authorized the repurchase of 100,572 FREIT shares currently held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase price of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The pension plan is being terminated. The repurchase was undertaken in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family are participants in the pension plan.

Index	Page 28

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

Index	Page 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 9, 2014
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)