Form 10-K
period 2014-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2015-01-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $100 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2014, the last business day of the registrant’s most recently completed second quarter.

As of January 14, 2015, the number of shares of beneficial interest outstanding was 6,821,171

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Shareholders to be held on April 2, 2015 are incorporated by reference in Part III of this Annual Report.

FORM 10-K

2

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

Fiscal Year 2014 Developments

(i)	FINANCING
(a)	The $19.1 million mortgage loan (as amended) on the Rotunda property was scheduled to mature on February 1, 2013. The Rotunda is located in Baltimore, Maryland and is owned by Grande Rotunda, LLC (“Grande”), FREIT’s 60% owned subsidiary. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. Even though the bank agreed to an additional ninety-day (90) extension of the maturity date of the loan from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project at the Rotunda. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Under the operating agreement with the equity owners of Grande, FREIT would be responsible for 60% of any cash required by Grande, and 40% would be the responsibility of the minority interest, consistent with their respective percentage interests in Grande. Initial funding for the construction at the Rotunda was provided by the Grande members, who are FREIT and Rotunda 100, LLC, and who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank. Once the members contributed their respective shares towards the construction, draws could begin on the construction line. As of October 31, 2014, $42.7 million was drawn on the construction line with Wells Fargo Bank, of which $19 million was used to pay off the loan from FREIT, and $23.7 million was used towards the construction at the Rotunda. (See Notes 5 and 10 to FREIT’s consolidated financial statements.)
3

(b)	FREIT has a $13 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. The interest rate on the line of credit has a floor of 3.5%. As of October 31, 2014, approximately $8 million was available under the line of credit, and $5 million was outstanding. (See Note 5 to FREIT’s consolidated financial statements.)
(c)	On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan will be used to pay-off the outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes.
(ii)	CONSTRUCTION

The Rotunda, on an 11.5-acre site, currently consists of an office building containing 138,000 sq. ft. of office space and 78,000 sq. ft. of retail space on the lower floor of the main building. Development plans and studies for the expansion and renovation of our Rotunda property were substantially completed during Fiscal 2008. The original building plans incorporated an expansion of approximately 180,500 sq. ft. of retail space, approximately 302 residential rental apartments, 56 condominium units and 120 hotel rooms, and structured parking. Development costs for this project were expected to approximate $200 million. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. As of October 31, 2014, FREIT has incurred approximately $14.6 million of pre-development costs, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project (see discussion below). During Fiscal 2012, the original plans for the Rotunda redevelopment project were revised, primarily attributable to the lease termination by Giant of Maryland, LLC (“Giant”) and related termination agreement. (See Competitive Condition: (C) Renewal of Leases and Reletting of Space for more details.) As a result, we will not be required to construct a lower level Giant supermarket as part of the redevelopment plans at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, FREIT’s Board of Trustees (“Board”) approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. The revised building plans incorporate an expansion of approximately 115,000 square feet of retail space, approximately 350 residential rental apartments, and structured parking. As a result of the Board’s decision to move forward with the revised development plans, an additional $2.2 million of certain deferred project costs relating to planning and feasibility costs that had been included in Construction in Progress (“CIP”) were no longer deemed to have any utility, and were written-off in the 3rd Quarter of Fiscal 2012. Due to the revised scope of the development and the improved economic and financing climate, FREIT has now resumed the redevelopment of the Rotunda. On December 9, 2013, Grande and FREIT closed with Wells Fargo Bank on a construction loan of up to $120 million, for the purpose of funding the major redevelopment and expansion project at the Rotunda. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. In order to avoid beginning construction during the winter months, Grande began construction on the parking lot areas in September 2013, and is currently moving forward with the next phase of the construction project.

(iii)	PLANNED DISPOSITIONS & ACQUISITIONS

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

On June 18, 2014, FREIT completed the acquisition of the Regency Club (“Regency”), a residential apartment complex located in Middletown, New York. The Regency complex consists of 132 units in 11 buildings and a clubhouse. The acquisition cost was $20,625,000 (exclusive of $648,000 of transaction costs charged to expense), which was funded in part with $9.8 million in net proceeds from the sale of the South Brunswick land, and the remaining balance of $11.5 million (inclusive of the $648,000 of transaction costs) was funded utilizing $10 million of FREIT’s credit line with Provident Bank, and FREIT's available cash. On December 29, 2014, FREIT Regency, LLC secured long-term financing in the amount of $16.2 million for the Regency property to replace the funds borrowed from its credit line. (See Notes 3 and 17 for further details.)

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2014 is included in Note 15 “Segment Information” to FREIT’s consolidated financial statements.

(c)	Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey, Maryland and New York. We also currently own approximately 7.37 acres of unimproved land in New Jersey. See Item 2, “Properties - Portfolio of Investments.”

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

Portfolio of Real Estate Investments

At October 31, 2014, FREIT’s real estate holdings included (i) seven (7) apartment buildings or complexes containing a total of 1,093 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,264,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. On December 20, 2013, the South Brunswick property totaling 33 acres was sold (see Note 2 for more details). FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

S And A Commercial Associates Limited Partnership (“S And A”): S And A owns a 100% interest in Pierre Towers, LLC, which owns a 266-unit residential apartment complex in Hackensack, NJ. FREIT owns a 65% partnership interest in S And A.

Grande Rotunda, LLC: FREIT owns a 60% membership interest in Grande Rotunda, which owns a 217,000 square foot mixed use property in Baltimore, MD, and is currently involved in a major redevelopment and expansion project at the property.

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

FREIT Regency, LLC: FREIT owns 100% membership interest in FREIT Regency, LLC, which owns a 132 unit residential apartment complex located in Middletown, New York.

Employees

On October 31, 2014 FREIT and its subsidiaries had twenty six (26) full-time employees and three (3) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

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

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, the Board approved development fee arrangements for the Rotunda and Damascus Center redevelopment projects. In connection with the development activities at the Rotunda and the redevelopment activities at the Damascus Center, definitive contract agreements for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly-owned subsidiary of Hekemian, have been approved and executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $84.6 million (as may be modified, and less the amount of $3 million previously paid to Hekemian for the Rotunda project). In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project. The fee for the redevelopment of the Damascus Center was equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). The minority ownership interests of Grande and Damascus Centre, LLC are owned by Rotunda 100, LLC and Damascus 100, LLC, which are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s Chief Executive Officer and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. (See Note 10 to FREIT’s consolidated financial statements.)

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2014, FREIT’s aggregate outstanding mortgage debt was $251.6 million with an average interest cost on a weighted average basis of 4.65%. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2014 with respect to each of these properties.

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

Neither FREIT’s Declaration of Trust nor any policy statement formally adopted by the Board limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT), which may be incurred by FREIT. Accordingly, FREIT may incur in the future additional secured or unsecured indebtedness in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT could bear interest at rates which are higher than the rates on FREIT’s existing debt. Future debt incurred by FREIT could also bear interest at a variable rate. Increases in interest rates would increase FREIT’s variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt or cause FREIT to be in default under its debt. Further, in the future, FREIT may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms which are acceptable to FREIT. In such event, FREIT might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT.

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

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect of Economic and Real Estate Conditions

The revenues and value of FREIT’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slowdowns and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a commercial property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

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

The success of FREIT's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT's investments in its shopping center properties. If the sales of stores operating in FREIT's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT. In addition, any lease provisions providing for additional rent based on a percentage of sales would not be operative in this economic environment. In the event of default by a tenant, FREIT could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which FREIT may not be able to recapture.

As at October 31, 2014 the following table lists the ten (10) largest commercial tenants, which account for approximately 56.3% of FREIT’s leased commercial rental space and 38.9% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Coat Factory	Westridge Square	85,992	4.1%
Kmart Corporation	Westwood Plaza	84,254	2.0%
Macy's Federated Department Stores, Inc.	Preakness	81,160	1.4%
Pathmark Stores Inc.	Patchoque	63,932	8.1%
Stop & Shop Supermarket Co.	Preakness	61,020	3.7%
Safeway Stores Inc.	Damascus Center	58,358	5.9%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	6.7%
G-Mart Frederick, Inc.	Westridge Square	40,000	2.0%
TJ MAXX	Westwood Plaza	28,480	3.4%
T-Bowl Inc.	Preakness	27,195	1.6%

(C)	Renewal of Leases and Reletting of Space

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

On February 3, 2012, Grande entered into a lease termination agreement (“Agreement”) with Giant, the tenant and operator of the 35,994 sq. ft. Giant supermarket at the Rotunda. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party.

During Fiscal 2011, FREIT was notified by the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at Westridge that it would not extend the term of its lease, which expired on October 31, 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc., the operator of an international grocery store chain (“G-Mart”), for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart began operations at the center in September 2013. Effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 square foot space was signed by H-Mart, an international grocery store chain, in November 2014. H-Mart is expected to open for business sometime in February 2015.

There were no other material lease expirations during Fiscal 2014 and Fiscal 2013. There are no material lease expirations expected during Fiscal 2015.

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

Prior to its purchase, in November 2002 by Wayne PSC, a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former Dry Cleaner tenant.

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

Local zoning ordinances may prevent FREIT from renovating, expanding or converting its existing properties for their highest and best use as determined by the Board.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. The improvement in the U.S. economy has been uneven, but trending data seem to indicate the recovery has finally gained traction. The following U.S. developments and factors are positive: (a) the improvement in the housing market is expected to continue and drag along ancillary services; (b) falling energy prices and slower increases in health care costs are keeping inflation low; (c) increasing consumer confidence should push spending modestly higher in 2015; (d) private sector employment is expected to continue to grow steadily; and (e) credit availability has improved. These factors should aid economic growth in the United States. However, there are factors that can be a drag on long-term economic growth, including, without limitation: (i) continued political gridlock in Washington; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; and (iv) a dramatic international crisis.

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

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions. The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT’s income and cash flow and adversely affect our ability to pay mortgage debt and interest or make distributions to our shareholders. FREIT is actively pursuing the re-leasing of the space at The Rotunda that was vacated by Giant as of April 2012, and initially re-leased a portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square property to G-Mart, an international grocery chain. G-Mart opened for business at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this space was signed by H-Mart, an international grocery store chain. H-Mart is expected to open for business sometime in February 2015.

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

As of October 31, 2014, FREIT had approximately $203.9 million of non-recourse mortgage debt subject to fixed interest rates, and $47.7 million of variable interest rate debt, of which $42.7 million relates to outstanding draws on the Grande construction loan, and $5.0 million relates to outstanding draws on its line of credit. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times) significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. The $22.5 million mortgage loan entered into by Grande for the acquisition of the Rotunda was scheduled to come due on July 19, 2009, and was extended by the bank until February 1, 2010. On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. Even though the bank agreed to an additional ninety-day (90) extension of the maturity of the loan from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. FREIT intended to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Under the agreement with the equity owners of Grande, FREIT would be responsible for 60% of any cash required by Grande, and 40% would be the responsibility of the minority interest. As of October 31, 2014, $42.7 million was drawn on the construction line with Wells Fargo Bank, of which $19 million was used to pay off the loan from FREIT, and $23.7 million was used towards the construction at the Rotunda.

To the extent we are unable to refinance our indebtedness on acceptable terms; we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $13 million credit line (of which $8 million was available as of October 31, 2014), and our Grande Rotunda construction loan, which was entered into on December 9, 2013, contain financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

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

Change of investment and operating policies: FREIT’s investment and operating policies, including indebtedness and dividends, are exclusively determined by the Board, and not subject to shareholder approval.

ITEM 1 B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Portfolio of Investments: The following tables set forth certain information relating to each of FREIT's real estate investments in addition to the specific mortgages encumbering the properties.

Residential Apartment Properties as of October 31, 2014:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/14	Average Monthly Rent per Unit @ 10/31/14	Average Monthly Rent per Unit @ 10/31/13	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Berdan Court	1965	176	95.2%	$1,661	$1,660	$18,686	$1,653
Wayne, NJ

Hammel Gardens	1972	80	95.4%	$1,440	$1,461	$8,374 (4)	$748
Maywood, NJ

Regency Club (6)	2014	132	99.5%	$1,396	N/A	N/A	$20,561
Middletown, NY

Steuben Arms	1975	100	95.9%	$1,432	$1,406	$11,037 (5)	$942
River Edge, NJ

Westwood Hills (1)	1994	210	97.4%	$1,631	$1,687	$21,974	$10,398
Westwood Hills, NJ

Pierre Towers (2)	2004	266	91.5%	$2,356	$2,307	$31,198	$41,546
Hackensack, NJ

Boulders (3)	2006	129	95.3%	$1,943	$1,942	$18,030	$17,080
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

(5) On November 19, 2013, the Steuben Arms loan was refinanced in the amount of $11.2 million at an interest rate of 4.54%.

(6) On June 18, 2014, FREIT completed the acquisition of the Regency Club, a residential apartment complex in Middletown, NY.

Commercial Properties as of October 31, 2014:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/14	Average Annualized Rent per Sq. Ft. @ 10/31/14 *	Average Annualized Rent per Sq. Ft. @ 10/31/13 *	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,800	40.9%	$18.35 (12)	$23.12	None (1)	$56

Franklin Crossing	1966 (2)	87,041	94.5%	$24.93	$24.78	None (1)	$7,654
Franklin Lakes, NJ

Westwood Plaza	1988	173,854	98.6%	$13.71	$13.19	$21,884	$8,375
Westwood, NJ

Westridge Square (3)	1992	251,991 (10)	82.9%	$13.81	$15.49	$22,000	$17,197
Frederick, MD

Pathmark Super Store	1997	63,962	100.0%	$20.03	$20.03	$5,376 (7)	$7,152
Patchogue, NY

Preakness Center (4)	2002	322,136	90.9%	$13.19	$13.34	$25,978	$26,945
Wayne, NJ

Damascus Center (5)	2003	143,471	75.4%	$20.47	$19.41	$19,326 (8)	$29,644
Damascus, MD
				.	.
The Rotunda (6)	2005	216,645 (11)	50.8%	$40.63	$31.56	$42,689 (9)	$79,268
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$165
		Landlease

Rochelle Park, NJ	2007	1 Acre	N/A	N/A	N/A	None	$2,308
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

(5) FREIT owns a 70% equity interest in Damascus Centre, LLC, that owns the center. A major renovation and expansion project was completed November 1, 2011.

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

(9) On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a $120 million construction loan for the purpose of funding the major redevelopment at the Rotunda. As of October 31, 2014, approximately $42.7 million was drawn on the line, of which $19 million was used to pay off the loan from FREIT, and $23.7 million was used towards the construction at the Rotunda.

(10) Giant supermarket, which leases 55,330 sq ft, elected not to extend their lease as of November 1, 2011. Effective April 2013, 40,000 sq ft of this space leased to G-Mart. Effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this space was signed by H-Mart, an international grocery store chain. H-Mart is expected to open for business sometime in February 2015.

(11) The Rotunda shopping center is currently undergoing a major redevelopment and expansion project, as a result, approximately 71% is currently leasable space.

(12) The decrease in average annualized rent per sq ft as of 10/31/2014, is due to 3,355 sq ft of space left vacant in November 2013, when bank left center.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2014 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	64	62,139	6.0%	$1,134,818	$18.26
2015	16	28,280	2.7%	$695,322	$24.59
2016	26	147,417	14.3%	$2,427,477	$16.47
2017	29	258,495	25.1%	$2,946,702	$11.40
2018	22	54,768	5.3%	$1,381,020	$25.22
2019	17	140,198	13.6%	$1,232,757	$8.79
2020	6	19,480	1.9%	$466,574	$23.95
2021	12	27,289	2.7%	$696,092	$25.51
2022	6	72,587	7.1%	$1,608,658	$22.16
2023	7	50,466	4.9%	$851,004	$16.86
2024	7	38,278	3.7%	$521,664	$13.63
2026	1	61,020	5.9%	$633,083	$10.38
2027	1	1,800	0.2%	$54,810	$30.45
2029	1	58,358	5.7%	$998,505	$17.11
2037	1	48,673	4.7%	$1,139,216	$23.41

Land Under Development and Vacant Land as of October 31, 2014:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)	All of the above land is unencumbered, except as noted.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT’s business is not materially dependent upon any single tenant or any one of its properties.

In Fiscal 2014, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue. Within FREIT’s residential segment, Pierre Towers in Hackensack, NJ accounted for 15.5% of total consolidated revenue. In Fiscal 2013, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue. Within FREIT’s residential segment, Pierre Towers in Hackensack, NJ accounted for 15.6% of total consolidated revenue, and within FREIT’s commercial segment, the Preakness Center in Wayne, NJ accounted for 15.1% of total consolidated revenue. For Fiscal 2012, none of FREIT’s properties accounted for 15% or more of FREIT’s total consolidated revenue.

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

FREIT and its subsidiaries’ commercial properties have sixteen (16) anchor/major tenants, which account for approximately 61.8% of the space leased. The balance of the space is leased to one hundred forty-nine (149) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leaseable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	251,991	Burlington Coat Factory	21
Frederick, MD (1)			G-Mart
Franklin Crossing	(SC)	87,041	Stop & Shop	20
Franklin, Lakes, NJ
Westwood Plaza	(SC)	173,854	Kmart Corp	20
Westwood, NJ			TJMaxx
Preakness Center (2)	(SC)	322,136	Stop & Shop	33
Wayne, NJ			Macy's
			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (3)	(SC)	143,471	Safeway Stores	21
Damascus, MD
The Rotunda (4)	(O)	138,276	Clear Channel Broadcasting	33
Baltimore, MD			US Social Security Office

	(SC)	19,839	Horizon Cinema	–
			Rite Aid Corporation
Patchogue, NY	(SC)	63,962	Pathmark	–
Glen Rock, NJ (5)	(SC)	4,800	–	1

(1) Giant Food of Maryland vacated in May 2011. Replaced by G-Mart in September 2013. Effective November 1, 2014, G-Mart vacated its space at the center and terminated its lease. A new lease for this space was signed by H-Mart, an international grocery store chain. H-Mart is expected to open for business sometime in February 2015.

(2) FREIT has a 40% interest in this property.

(3) FREIT has a 70% interest in this property.

(4) FREIT has a 60% interest in this property. Total square footage of shopping center decreased from 78,369 sq ft to 19,839 sq ft, as a result of current redevelopment project underway at the Rotunda shopping center.

(5) Effective November 30, 2013, Chase Bank elected not to renew their lease, and vacated the center. FREIT is actively pursuing bringing another tenant into this space.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 82.7%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The lower average occupancy level was primarily attributable to the vacancies at The Rotunda resulting from Giant vacating its space in April 2012, but agreeing to continue to pay rent in accordance with its lease terms through March 31, 2015. On July 27, 2012, FREIT signed a lease agreement with G-Mart, for a significant portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square property. G-Mart began operations at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this space was signed by H-Mart, an international grocery store chain. H-Mart is expected to open for business sometime in February 2015.

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.5% occupancy rate with respect to FREIT’s available apartment units.

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

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 14, 2015, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2014
First Quarter	$18.25	$18.75
Second Quarter	$18.75	$18.90
Third Quarter	$18.45	$18.75
Fourth Quarter	$18.25	$18.70

	Bid	Asked
Fiscal Year Ended October 31, 2013
First Quarter	$16.65	$17.25
Second Quarter	$18.50	$19.00
Third Quarter	$18.75	$19.50
Fourth Quarter	$17.50	$18.00

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Janney Montgomery Scott, LLC members of the New York Stock Exchange and other national securities exchanges.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the Board. Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for Federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2014 and Fiscal 2013, FREIT paid or declared aggregate total dividends of $1.20 and $1.56 per share, respectively, to the holders of Shares.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Share Repurchases

The following table sets forth information regarding FREIT’s repurchases of its shares of beneficial interest during the three months ended October 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2014 through August 31, 2014	0	—	—	—
September 1, 2014 through September 30, 2014	100,572 (1)	$18.45	—	—
October 1, 2014 through October 31, 2014	0	—	—	—
Total	100,572	$18.45	—	—
(1)	On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase price of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase was undertaken in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family are participants in the pension plan.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2014 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2014	2013	2012	2011	2010
	(In thousands of dollars)

Total Assets	$305,317	$244,251	$242,300	$243,220	$245,128
Mortgage Loans	$251,552	$199,423	$200,420	$203,275	$204,604
Common Equity	$15,727	$14,869	$17,564	$13,850	$16,802
Weighted average shares outstanding:
Basic and diluted	6,908	6,942	6,942	6,942	6,942

INCOME STATEMENT DATA:
Year Ended October 31,	2014	2013	2012	2011	2010
	(In thousands of dollars, except per share amounts)
Revenue:
Revenue from real estate operations	$42,430	$41,337	$42,078	$42,601	$42,720
Income relating to early lease termination	—	—	2,950	—	—
Total revenue	42,430	41,337	45,028	42,601	42,720
Expenses:
Real estate operations	19,492	18,127	17,968	17,424	17,932
General and administrative expenses	1,396	1,623	1,624	1,543	1,567
Deferred project cost write-off	—	—	3,726	—	—
Depreciation	6,346	6,233	6,171	6,054	5,981
Totals	27,234	25,983	29,489	25,021	25,480

Operating income	15,196	15,354	15,539	17,580	17,240

Investment income	184	191	173	101	122
Acquisition expenses-Regency	(648)	—	—	—	—
Interest expense including amortization of deferred financing costs	(11,309)	(11,945)	(11,704)	(11,452)	(13,608	)*
Income from continuing operations	3,423	3,600	4,008	6,229	3,754
Discontinued operations:
Income from discontinued operation	7	797	460	484	377
Gain on sale of discontinued operations	8,734	3,545	7,528 **	—	—
Net income	12,164	7,942	11,996	6,713	4,131
Net (income) loss attributable to noncontrolling interests of subsidiaries	(507)	(493)	(645)	(1,335)	280
Net income attributable to common equity	$11,657	$7,449	$11,351	$5,378	$4,411

* In 2010, includes $2.1 million prepayment penalty on early debt extinguishment.

** Represents gain of $9,493 net of federal and state income tax of $1,965.

Basic & diluted earnings per share:
Continuing operations	$0.42	$0.45	$0.49	$0.70	$0.58
Discontinued operations	1.27	0.62	1.15	0.07	0.06
Net income	$1.69	$1.07	$1.64	$0.77	$0.64

Cash Dividends Declared Per Common Share	$1.20	$1.56	$1.10	$1.20	$1.20
18

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

FREIT is an equity real estate investment trust ("REIT") that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of fixed rental income from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our income producing commercial properties. Our properties are primarily located in northern New Jersey, Maryland and New York. We acquire existing properties for investment. We also acquire properties that we feel have redevelopment potential, and we make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. On July 24, 2012, the Board approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. In order to avoid beginning construction during the winter months, Rotunda began construction on the parking lot areas in September 2013, and is currently moving forward with the next phase of the construction project.

Debt Financing Availability: Financing for development projects has become more available. As a result, on December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project at the Rotunda. On November 19, 2013, FREIT refinanced the first mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2014 and October 31, 2013, and for the years ended October 31, 2014, 2013 and 2012. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

Revenue Recognition: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Straight-line rents represent unbilled rents receivable to the extent straight-line rents exceed current rents billed in accordance with lease agreements. Before FREIT can recognize revenue, it is required to assess, among other things, its collectability.

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

Adopted and recently issued accounting standards:

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012 with early adoption permitted. The Company has adopted this guidance effective with its 1st quarter ended January 31, 2014. The adoption of this guidance in the year ended October 31, 2014 did not have any material impact on our financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation. The new guidance requires discontinued operation treatment for disposals of a component or group of components that represent a strategic shift that has, or will have, a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The ASU will be adopted by FREIT in the 1st Quarter of its fiscal year ending October 31, 2015.

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

Results of Operations:

Fiscal Years Ended October 31, 2014 and 2013

Summary revenues and net income for the fiscal years ended October 31, 2014 (“Fiscal 2013”) and October 31, 2013 (“Fiscal 2013”) are as follows:

	Years Ended October 31,
	2014	2013	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$22,011	$22,840	$(829)
Residential properties	20,419	18,497	1,922
Total real estate revenues	42,430	41,337	1,093

Operating expenses:
Real estate operations	19,492	18,127	1,365
General and administrative	1,396	1,623	(227)
Depreciation	6,346	6,233	113
Total operating expenses	27,234	25,983	1,251
Operating income	15,196	15,354	(158)

Investment income	184	191	(7)
Acquisition costs-Regency	(648)	—	(648)
Financing costs	(11,309)	(11,945)	636
Income from continuing operations	3,423	3,600	(177)

Income from discontinued operation	7	797 (a)	(790)
Gain on sale of discontinued operation	8,734	3,545	5,189
Net income	12,164	7,942	4,222

Net income attributable to noncontrolling
interests in subsidiaries	(507)	(493)	(14)
Net income attributable to common equity	$11,657	$7,449	$4,208

Earnings per share - basic and diluted:
Continuing operations	$0.42	$0.45	$(0.03)
Discontinued operations	1.27	0.62	0.65
Net income attributable to common equity	$1.69	$1.07	$0.62

(a) Includes $720 federal and state income tax credit related to sale of Heights Manor property (see Note 2).

Weighted average shares outstanding:
Basic and Diluted	6,908	6,942

Real estate revenue for Fiscal 2014 increased 2.6% to $42,430,000, compared to $41,337,000 for Fiscal 2013, inclusive of a $298,000 expense adjustment to write-off a straight-line rent balance related to the G-Mart early lease termination at the Westridge Square shopping center in Fiscal 2014.

Net Income attributable to common equity (“net income common equity”) for Fiscal 2014 was $11,657,000 ($1.69 per share basic and diluted), compared to $7,449,000 ($1.07 per share basic and diluted) for Fiscal 2013. Included in net income common equity for fiscal years 2014 and 2013 were gains from the sale of real estate amounting to $8,734,000 and $3,545,000, respectively. Also included in net income common equity for Fiscal 2014 were acquisition expenses amounting to approximately $648,000 relating to the Regency Club (“Regency”) acquisition in June 2014, and an expense adjustment of $73,000 related to the write-off of the remaining deferred lease commissions related to the G-Mart early lease termination at the Westridge Square shopping center. Included in income from discontinued operations for Fiscal 2013 is a $720,000 income tax credit related to the sale of the Heights Manor property.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2014 and 2013:

NET INCOME COMPONENTS
	Years Ended October 31,
	2014	2013	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$12,647	$13,605	$(958)

Residential properties	10,662	9,605	1,057
Total income from real estate operations	23,309	23,210	99

Financing costs:
Fixed rate mortgages	(11,007)	(10,729)	(278)
Floating rate - Rotunda & Damascus	(642)	(563)	(79)
Credit line	(107)	—	(107)
Other - Corporate interest	(663)	(653)	(10)
Less - capitalized interest	1,110	—	1,110
Total financing costs	(11,309)	(11,945)	636

Investment income	184	191	(7)

General & administrative expenses:
Accounting fees	(509)	(511)	2
Legal & professional fees	(110)	(97)	(13)
Trustee fees	(504)	(503)	(1)
Corporate expenses	(273)	(512)	239
Total general & administrative expenses	(1,396)	(1,623)	227

Depreciation	(6,346)	(6,233)	(113)

Adjusted income from continuing operations	4,442	3,600	842

G-Mart lease termination expense	(371)	—	(371)
Acquisition costs-Regency	(648)	—	(648)

Income from continuing operations	3,423	3,600	(177)

Income from discontinued operation	7	797 (a)	(790)
Gain on sale of discontinued operation	8,734	3,545	5,189
Net income	12,164	7,942	4,222
Net income attributable to noncontrolling interests
in subsidiaries	(507)	(493)	(14)

Net income attributable to common equity	$11,657	$7,449	$4,208

(a) Includes $720 federal and state income tax credit related to sale of Heights Manor property (see Note 2).

Adjusting income from continuing operations for the above mentioned comparability items included therein, adjusted income from continuing operations for Fiscal 2014 was $4,442,000 ($0.64 per share basic and diluted), compared to $3,600,000 ($0.52 per share basic and diluted) for Fiscal 2013. Adjusted income from continuing operations is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: the G-Mart early lease termination expenses, as well as income applicable to discontinued operations. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2014, as compared to Fiscal 2013 (See below for definition of NOI.):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2014	2013	$	%	2014	2013	$	%	2014	2013
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,364	$17,641	$(277)	-1.6%	$19,961	$18,214	$1,747	9.6%	$37,325	$35,855
Reimbursements	5,054	5,006	48	1.0%	—	—	—		5,054	5,006
Other	6	229	(223)	-97.4%	458	283	175	61.8%	464	512
Total revenue	22,424	22,876	(452)	-2.0%	20,419	18,497	1,922	10.4%	42,843	41,373

Operating expenses	9,663	9,235	428	4.6%	9,757	8,892	865	9.7%	19,420	18,127
Net operating income	$12,761	$13,641	$(880)	-6.5%	$10,662	$9,605	$1,057	11.0%	23,423	23,246
Average
Occupancy %	82.3%	81.9%		0.4%	95.4%	92.8%		2.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(93)	(12)
Amortization of acquired leases	(21)	(24)
Investment income	184	191
General and administrative expenses	(1,396)	(1,623)
G-Mart lease termination expense	(371)	—
Acquisition costs-Regency	(648)	—
Depreciation	(6,346)	(6,233)
Financing costs	(11,309)	(11,945)
Income from continuing operations	3,423	3,600
Income from discontinued operation	7	797 (a)
Gain on sale of discontinued operation	8,734	3,545
Net income	12,164	7,942
Net income attributable to noncontrolling interests	(507)	(493)
Net income attributable to common equity	$11,657	$7,449

(a) Includes $720 federal and state income tax credit related to sale of Heights Manor property (see Note 2).

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2014 decreased by 2.0% and 6.5%, respectively, as compared to Fiscal 2013. The overall decline in revenue for Fiscal 2014 was primarily due to: (a) higher vacancies at the Rotunda, stemming from not renewing expired tenant leases to facilitate the renovation and expansion at the center, (b) slightly higher vacancies at the Preakness Shopping Center, and (c) lower common area maintenance charge reimbursements for the current year at the Preakness Shopping Center. Prior year’s common area maintenance charges included tenant reimbursements for major parking lot repairs at the center totaling approximately $200,000. The factors contributing to the decrease in revenue more than offset the benefits of higher base rent at the Damascus shopping center, the opening of the G-Mart international grocery store chain at the Westridge Square shopping center, and higher expense reimbursements stemming from an increase in common area maintenance charges due to the recent harsh winter in the northeast. The decrease in NOI for Fiscal 2014 was primarily due to a decrease in rental revenue, as described above, higher operating expenses in the current fiscal year, that could not be passed on to the tenants as part of common area maintenance charges, and an expense adjustment of $73,000 related to the write-off of the remaining deferred lease commissions related to the G-Mart early lease termination at the Westridge Square shopping center. It is not anticipated that the Giant space at the Rotunda (or a reconfiguration of this space) will be leased until the redevelopment of the Rotunda is completed. (See discussion below.)

Same Property Operating Results: FREIT’s commercial segment contains nine (9) same properties, excluding the results of the Rotunda, which is currently undergoing a major redevelopment and expansion project. (See definition of same property under Segment Information above.) For Fiscal 2014, same property revenue for our commercial segment increased by 1.0%, as compared to Fiscal 2013. The increase in same property revenue for Fiscal 2014 is primarily attributable to higher base rent at the Damascus shopping center, the opening of the G-Mart international grocery store chain at the Westridge Square shopping center, and higher expense reimbursements stemming from an increase in common area maintenance charges due to the recent harsh winter in the northeast, offset in part by slightly higher vacancies at the Preakness Shopping Center, and lower common area maintenance charge reimbursements for the current year at the Preakness Shopping Center. Prior year’s common area maintenance charges included tenant reimbursements for major parking lot repairs at the center totaling approximately $200,000. Same Property NOI for Fiscal 2014 decreased by 1.7% from Fiscal 2013, primarily due to higher operating expenses in the current fiscal year, that could not be passed on to the tenants as part of common area maintenance charges.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2014:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (per Sq Ft)	Weighted Average Prior Lease Rate (per Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq Ft) (a)	Lease Commissions (per Sq Ft) (a)

Comparable leases	19	42,831	$22.83	$22.77	0.3%	$—	$0.91

Non-comparable leases	3	6,050	$25.90	N/A	N/A	$3.97	$1.20

Total leasing activity	22	48,881

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

The US economic recovery continued to show signs of improvement, with retail sales also showing slight improvement. Despite minor tenant fall-out at some of our properties, occupancy at our other commercial properties has been on the upswing for Fiscal 2014. Average occupancy rates for Fiscal 2014, increased 0.4% from last year’s comparable period. Exclusive of occupancy at the Rotunda, since it’s undergoing a major expansion, average occupancy for Fiscal 2014 increased 2.2% from Fiscal 2013.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of October 31, 2014, approximately 83% of the space at the Damascus Center is leased and 81% is occupied.

At Westridge Square, Giant elected not to extend its lease beyond October 31, 2011, and vacated its space at the center during May 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart for a significant portion (40,000 square feet) of the space previously occupied by Giant. FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began operations at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this space was signed by H-Mart in November 2014, an international grocery store chain. H-Mart is expected to open for business sometime in February 2015. All of the tenant improvements related to G-Mart will be utilized for H-Mart.

On February 3, 2012, Grande Rotunda, LLC (“Grande”), a 60% owned affiliate of FREIT, entered into a lease termination agreement (“Agreement”) with Giant, the former tenant and operator of a 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Under the terms of the Agreement, Giant agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande has agreed (i) not to lease more than 20,000 sq. ft. of any space in the Rotunda for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space to Giant for the same use under the terms acceptable to Grande, and Giant will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component of the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development cleared the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Rotunda in April 2012, the results for Fiscal 2012 include income of $2.95 million relating to the Giant early lease termination, offset by a $3.73 million deferred project cost write-off relating to a change in development plans for the Rotunda, specifically $1.49 million related to the write-off of the design fees relating to the Giant portion of the project and $2.24 million of certain planning and feasibility costs that were no longer deemed to have any utility. The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges, and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Lease Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. In order to avoid starting construction during the winter months, FREIT started construction on the parking lot areas this past September 2013, and is currently moving forward with the next phase of the construction project.

On December 20, 2013, FREIT’s South Brunswick property was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, as amended. Such a transaction will result in a deferral for income tax purposes of the $8.7 million capital gain. On June 18, 2014, FREIT closed on its purchase of the Regency to complete this like-kind exchange transaction. (See Residential Segment below and Note 3 for further details.)

DEVELOPMENT ACTIVITIES

The modernization and expansion project at the Damascus Center (owned by Damascus Centre, LLC, FREIT’s 70% owned affiliate) was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Certain tenant fit-up costs have been incurred with respect to space leased since November 2011, and additional tenant fit-up costs are expected, once the remaining new space is leased and occupied. Total construction costs were funded from a $21.3 million construction loan entered into on February 12, 2008. With the completion of each of the three phases of construction, certain tenant leases have been renewed and occupancy is beginning to increase. Approximately 83% of the space at the Damascus Center is leased and 81% is occupied. On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank. (See discussion under Liquidity and Capital Resources for further details regarding the Damascus financing.)

The Rotunda property in Baltimore, MD (owned by Grande, FREIT’s 60% owned affiliate) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. The original plans for the renovation and expansion of the property were completed in 2008. As a result of Giant vacating its space at the Rotunda, the scope of the project and the development plans were revised to include, in addition to the office building, 379 residential apartment units, 170,675 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $52.5 million has been incurred through October 31, 2014, of which $3.7 million in planning and feasibility studies costs were written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as all ongoing construction costs related to this project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, Grande closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand the Rotunda property. Through October 31, 2014, funding for the construction at the Rotunda was provided by: (a) the Grande members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank (See Note 10 for further information regarding this agreement.); and (b) $23.7 million in draws on the construction line with Wells Fargo Bank. (See discussion under Liquidity and Capital resources for further details regarding the Rotunda financing.)

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2014 increased by 10.4% and 11.0%, respectively, as compared to Fiscal 2013. The increase in total revenue and NOI for Fiscal 2014 was primarily attributable to: (a) increased base rent, (b) a net insurance recovery of $200,000, recorded in the current year’s first quarter, relating to damages incurred at our Steuben Arms property last year as a result of Hurricane Sandy, (c) higher occupancy levels at all of our properties, and (d) the Regency acquisition in June 2014. Average occupancy levels for the Fiscal 2014 increased 2.6%, as compared to last year’s comparable period. Exclusive of the Regency property, average occupancy rates for Fiscal 2014 increased 2.1% over last year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for Fiscal 2014 increased by 6.0% and 7.7%, respectively, as compared to Fiscal 2013. The increase in same property total revenue and NOI for Fiscal 2014 was primarily attributable to: (a) increased base rent, (b) a net insurance recovery of $200,000, recorded in the current year’s first quarter, relating to damages incurred at our Steuben Arms property last year as a result of Hurricane Sandy, and (c) higher occupancy levels at all of our properties. The Regency property is not included as same property, since it is a newly acquired property that has been in operation for less than a year. The Palisades Manor and Grandview Apartment properties, which were sold in April 2013 and August 2013, respectively, are classified as discontinued operations and therefore also not included as same property. (See discussion below.)

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2014 and Fiscal 2013 were $1,703 and $1,683, respectively. For comparability purposes, the average residential rent for Fiscal 2013 has been restated to include the impact of the Regency. A 1% decline in annual average occupancy and a 1% decline in average rents from current levels result in annual revenue declines of approximately $223,000 and $214,000, respectively.

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey and recognized a capital gain of $1.4 million from the sale. FREIT intended to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code, which would have resulted in a deferral for income tax purposes of the $1.4 million gain of the Palisades Manor sale. However, management could not identify any property to complete the 1031 exchange transaction. Therefore, since the 1031 exchange did not occur, management decided to pay out the gain of $1.4 million as a capital gain dividend to FREIT shareholders in Fiscal 2013. The gain on the sale, as well as the earnings of the Palisades Manor operation are classified as discontinued operations in the accompanying income statements for all periods presented.

On August 13, 2013, FREIT sold its Grandview Apartments in Hasbrouck Heights, New Jersey for $2.5 million. FREIT recognized a $2.2 million capital gain from the sale of this property, which has been recorded in FREIT’s 4th Quarter operating results. FREIT intended to structure this sale in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. However, management could not identify any property to complete the 1031 exchange transaction. Therefore, since the 1031 exchange did not occur, management decided to pay out the gain of $2.2 million as a capital gain dividend to FREIT shareholders in Fiscal 2013. In addition, the earnings of the Grandview operation have been classified as discontinued operations in the accompanying income statements for all periods presented.

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

On June 18, 2014, FREIT completed the acquisition of the Regency, a residential apartment complex located in Middletown, New York. The Regency complex consists of 132 units in 11 buildings and a clubhouse. The acquisition cost was $20,625,000 (exclusive of $648,000 of transaction costs), which was funded in part with the $9.8 million in net proceeds from the sale of the South Brunswick land, and the remaining balance of $11.5 million was funded utilizing $10 million of FREIT’s credit line with Provident Bank, and FREIT’s available cash. On December 29, 2014, FREIT Regency, LLC secured long-term financing for the Regency property in the amount of $16.2 million from Provident Bank. A portion of the loan proceeds will be used to replace the funds borrowed from FREIT’s credit line, and the remainder will be available to fund FREIT’s future capital expenditures and for general corporate purposes (see Note 17).

FREIT identified the Regency as a replacement property for the vacant land located in South Brunswick, New Jersey that FREIT sold on December 20, 2013. The sale of the South Brunswick land and the subsequent purchase of the Regency were structured in a manner that would qualify as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended, and resulted in a deferral for income tax purposes of the realization of the $8.7 million gain on the sale of the South Brunswick land. FREIT’s acquisition of the Regency completed this like-kind exchange.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders and the Regency, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, air conditioning system replacement, and heating/cooling riser pipe replacement) have been undertaken at The Pierre. The parking structure restoration project, as well as the replacement of the A/C system, were completed this year at a cost of approximately $750,000 and $1 million, respectively. We have substantially completed modernizing, where required, all apartments. The remaining apartments will be renovated as they become vacant. In addition, we have begun a major project to replace the heating and cooling riser pipe system at The Pierre, which is expected to be completed within the next year, at an estimated cost of $1.5 million. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

Financing costs are summarized as follows:

	Years Ended October 31,
	2014	2013
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$8,757	$10,215
New	1,879	—
2nd Mortgages
Existing	12	144
Variable rate mortgages:
Acquisition loan-Rotunda	82	442
Construction loan-Rotunda	560	—
Construction loan-Damascus	—	121
Credit line	107	—
Other	663	653
	12,060	11,575
Amortization of mortgage costs	359	370
Total financing costs	12,419	11,945
Less amounts capitalized	(1,110)	—
Financing costs expensed	$11,309	$11,945

Total financing costs (before capitalized interest) for Fiscal 2014 increased 4.0%, as compared to Fiscal 2013. The increase for Fiscal 2014 was primarily attributable to interest related to: (a) $42.7 million in draws on Rotunda’s construction loan, of which $19 million was used to pay off the Rotunda acquisition loan purchased by FREIT in May 2013, and then refinanced on December 9, 2013 as part of the construction loan from Wells Fargo Bank at a lower interest rate, (b) the Westwood Plaza and Damascus refinancings included under new first mortgages, and (c) interest on FREIT’s $10 million draw on its credit line, of which $5 million was outstanding at October 31, 2014. The interest related to the variable rate Damascus construction loan for Fiscal 2013 relates to interest incurred up until the date the loan was refinanced on December 26, 2012. (See Note 5 for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2014 decreased 3.7% to $184,000, as compared to Fiscal 2013. The primary reason for the decrease in investment income for the current fiscal year was due to a lower level of interest income related to the discounting of the Giant lease termination fee at the Rotunda. (See Commercial Segment disclosure above.) Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2014, G & A was $1,396,000, as compared to $1,623,000 for the prior year’s period. The primary components of G&A are accounting fees, legal and professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense for Fiscal 2014 was $6,346,000, as compared to $6,233,000 for the prior year’s period. The increase was primarily attributable to the depreciation related to the Regency acquisition, and to current renovations and capitalized tenant improvements becoming operational in Fiscal 2014.

Results of Operations:

Fiscal Years Ended October 31, 2013 and 2012

Summary revenues and net income for Fiscal 2013 and for the fiscal year ended October 31, 2012 (“Fiscal 2012”) are as follows:

	Years Ended October 31,
	2013	2012	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$22,840	$23,398	$(558)
Residential properties	18,497	18,680	(183)
Total real estate revenues	41,337	42,078	(741)

Operating expenses:
Real estate operations	18,127	17,968	159
General and administrative	1,623	1,624	(1)
Deferred project cost write-off, net of income
relating to early lease termination	—	776	(776)
Depreciation	6,233	6,171	62
Total operating expenses	25,983	26,539	(556)
Operating income	15,354	15,539	(185)

Investment income	191	173	18

Financing costs	(11,945)	(11,704)	(241)
Income from continuing operations	3,600	4,008	(408)

Income from discontinued operation	797 (a)	460	337
Gain on sale of discontinued operation	3,545	7,528 (b)	(3,983)
Net income	7,942	11,996	(4,054)

Net income attributable to noncontrolling
interests in subsidiaries	(493)	(645)	152
Net income attributable to common equity	$7,449	$11,351	$(3,902)

Earnings per share:
Continuing operations	$0.45	$0.49	$(0.04)
Discontinued operations	0.62	1.15	(0.53)
Net income attributable to common equity	$1.07	$1.64	$(0.57)
(a) Includes $720 federal and state income tax credit related to sale of Heights Manor property (see Note 2).
(b) Represents gain of $9,493 net of federal and state tax of $1,965.

Weighted average shares outstanding:
Basic	6,942	6,942

Real estate revenue for Fiscal 2013 decreased 1.8% to $41,337,000, compared to $42,078,000 for Fiscal 2012, exclusive of income of $2,950,000 relating to an early lease termination by Giant.

Net Income common equity for Fiscal 2013 was $7,449,000 ($1.07 per share basic), compared to $11,351,000 ($1.64 per share basic) for Fiscal 2012. Included in net income common equity for Fiscal 2013 were gains from the sale of real estate amounting to $3,545,000. For Fiscal 2012, net income common equity included the net after-tax gain of $7,528,000 related to the sale of real estate. Also included in income from discontinued operations for Fiscal 2013 is a $720,000 income tax credit related to the sale of the Heights Manor property. Additionally, Fiscal 2012 included certain other items that affect comparability, specifically $2,950,000 of income relating to the Giant early lease termination, offset by the related deferred project cost write-off of $3,726,000.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2013 and 2012:

NET INCOME COMPONENTS
	Years Ended October 31,
	2013	2012	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$13,605	$13,872	$(267)

Residential properties	9,605	10,238	(633)
Total income from real estate operations	23,210	24,110	(900)

Financing costs:
Fixed rate mortgages	(10,729)	(9,954)	(775)
Floating rate - Rotunda & Damascus	(563)	(1,176)	613
Other - Corporate interest	(653)	(574)	(79)
Total financing costs	(11,945)	(11,704)	(241)

Investment income	191	173	18

General & administrative expenses:
Accounting fees	(511)	(482)	(29)
Legal & professional fees	(97)	(105)	8
Trustee fees	(503)	(542)	39
Corporate expenses	(512)	(495)	(17)
Total general & administrative expenses	(1,623)	(1,624)	1

Depreciation	(6,233)	(6,171)	(62)

Adjusted income from continuing operations	3,600	4,784	(1,184)

Deferred project cost write-off, net of income
relating to early lease termination	—	(776)	776

Income from continuing operations	3,600	4,008	(408)

Income from discontinued operation	797 (a)	460	337
Gain on sale of discontinued operation, net of tax	3,545	7,528 (b)	(3,983)
Net income	7,942	11,996	(4,054)
Net income attributable to noncontrolling interests
in subsidiaries	(493)	(645)	152

Net income attributable to common equity	$7,449	$11,351	$(3,902)

(a) Includes $720 federal and state income tax credit related to sale of Heights Manor property (see Note 2).

(b) Represents gain of $9,493 net of federal and state tax of $1,965.

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

SEGMENT INFORMATION

The following table sets forth comparative operating data related to continuing operations for FREIT’s real estate segments:

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2013	2012	$	%	2013	2012	$	%	2013	2012
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,641	$18,090	$(449)	-2.5%	$18,214	$18,335	$(121)	-0.7%	$35,855	$36,425
Reimbursements	5,006	4,843	163	3.4%	—	—	—		5,006	4,843
Other	229	450	(221)	-49.1%	283	345	(62)	-18.0%	512	795
Total revenue	22,876	23,383	(507)	-2.2%	18,497	18,680	(183)	-1.0%	41,373	42,063

Operating expenses	9,235	9,526	(291)	-3.1%	8,892	8,442	450	5.3%	18,127	17,968
Net operating income	$13,641	$13,857	$(216)	-1.6%	$9,605	$10,238	$(633)	-6.2%	23,246	24,095
Average
Occupancy %	81.9%	84.0%		-2.1%	92.8%	95.4%		-2.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(12)	17
Amortization of acquired leases	(24)	(2)
Investment income	191	173
General and administrative expenses	(1,623)	(1,624)
Depreciation	(6,233)	(6,171)
Deferred project cost write-off, net of
income relating to early termination fee	—	(776)
Financing costs	(11,945)	(11,704)
Income from continuing operations	3,600	4,008
Income from discontinued operation	797 (a)	460
Gain on sale of discontinued operation	3,545	7,528 (b)
Net income	7,942	11,996
Net income attributable to noncontrolling interests	(493)	(645)
Net income attributable to common equity	$7,449	$11,351

(a) Includes $720 federal and state income tax credit related to sale of Heights Manor property (see Note 2).

(b) Represents gain of $9,493 net of federal and state tax of $1,965.

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

INVESTMENT INCOME

Investment income for Fiscal 2013 increased 10.4% to $191,000, as compared to Fiscal 2012. The primary reason for the increase in investment income for the current year was due to the recognition of interest income related to the discounting of the Giant lease termination fee at the Rotunda. (See Commercial Segment disclosure above.) Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT’s CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2013, G & A was $1,623,000, as compared to $1,624,000 for the prior year’s period. The primary components of G&A are accounting fees, legal and professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense for Fiscal 2013 was $6,233,000, as compared to $6,171,000 for the prior year’s period. The increase was primarily attributable to the Damascus Center redevelopment project becoming operational, in addition to current renovation and capitalized tenant improvements becoming operational in Fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong. Net cash provided by operating activities was $12.4 million for Fiscal 2014 compared to $10.5 million for Fiscal 2013. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

Included in cash used in investing activities for Fiscal 2014 are $20.6 million in cash used to purchase the Regency Club apartment complex in Middletown, New York, which is reduced by net proceeds of approximately $9.8 million related to the sale of FREIT’s land tract in South Brunswick, New Jersey. In Fiscal 2013, cash used in investing activities includes net proceeds of approximately $3.8 million related to the sales of FREIT’s Palisades Manor and Grandview Apartment properties. (See discussion under Residential Segment.)

As at October 31, 2014, FREIT had cash and marketable securities totaling $10.6 million compared to $7.8 million at October 31, 2013.

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

We are currently underway with a major redevelopment and expansion at The Rotunda in Baltimore, MD. During Fiscal 2008, we substantially completed the planning and feasibility studies and expended approximately $8.0 million during this phase. Due to the difficult economic environment, that redevelopment activity was placed on hold by FREIT during the fourth quarter of Fiscal 2008. During Fiscal 2012, the original plans for the Rotunda redevelopment project were revised, primarily attributable to the Giant lease termination and related termination agreement. As a result, we will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development clears the way for Grande to move forward with the redevelopment planning for this property. In light of the Giant lease termination and its potential impact on the scope of the development plans for the Rotunda site, management proposed further revisions to the scope of the Rotunda development project. On July 24, 2012, the Board approved the revisions to the scope of the project, thereby further reducing the complexity and projected cost of the project. The capital investment related to the revised redevelopment plan at the Rotunda is estimated at approximately $100 million, which is a significant reduction from the $200 million estimated for the original development plans. As a result of the Giant lease termination and the resulting change in project scope, and the Board’s decision to move forward with the revised development plans, $3.7 million of certain deferred project costs relating to planning and feasibility costs included in CIP were no longer deemed to have any utility, and were written-off in Fiscal 2012.

As at October 31, 2014, FREIT’s aggregate outstanding mortgage debt was $251.6 million. This debt bears a weighted average interest rate of 4.65%. The mortgages, which have an average life of approximately 5.2 years, are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, balloon payments for all mortgage debt will be required as follows:

Year	$ in Millions
2016	$24.5
2017	$22.0
2018	$4.9
2019	$87.9
2021	$19.1
2022	$14.3
2023	$32.5
2024	$15.9

On February 1, 2010, a principal payment of $3 million was made reducing the $22.5 million mortgage loan entered into by Grande for the acquisition of the Rotunda, to $19.5 million and the due date was extended until February 1, 2013. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. Even though the bank agreed to an additional ninety-day (90) extension of the maturity of the loan from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project planned for the Rotunda. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Under the agreement with the equity owners of Grande, FREIT would be responsible for 60% of any cash required by Grande, and 40% would be the responsibility of the minority interest, consistent with their respective percentage interests in Grande Rotunda, LLC. As of October 31, 2014, $42.7 million was drawn on the construction line with Wells Fargo Bank, of which $19 million was used to pay off the loan from FREIT, and $23.7 million was used towards the construction at the Rotunda.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank required that the Grande contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds Grande has made a capital call on its members – FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. FREIT, pursuant to previous agreements, has made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and have a maturity date of June 19, 2015.

As of October 31, 2014, FREIT made its required capital call contribution of $8.7 million towards the Rotunda construction financing, and Rotunda 100 made its required capital call contribution of $5.8 million. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr.

The following table shows the estimated fair value and carrying value of our long-term debt at October 31, 2014 and 2013:

(In Millions)	October 31, 2014	October 31, 2013
Fair Value	$256.0	$201.9
Carrying Value	$251.6	$199.4

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates.

FREIT expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk on our fixed rate debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired. For example, a 1% interest rate increase would reduce the fair value of our debt by $9.9 million, and a 1% decrease would increase the fair value by $10.5 million.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of $13 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The amount of the credit line was reduced to $13 million from the original amount of $18 million in connection with the sale of the Palisades Manor property in April 2013, and the Grandview Apartments property in August 2013, and the release of these properties as collateral for the credit line. On June 18, 2014, FREIT utilized $10 million of the credit line as partial funding for the Regency Club acquisition. As of October 31, 2014, $8 million was available under the line of credit. FREIT expects that the line of credit, as well as cash provided by net operating income, are adequate to cover mandatory debt service payments (excluding balloon payments), make necessary capital improvements, and pay dividends required to maintain its status as a REIT. FREIT repaid the outstanding balance on the line of credit from the proceeds of a $16.2 million mortgage loan from Provident Bank, which is described in further detail below.

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

FREIT had a variable interest rate mortgage securing its Damascus Center property. To reduce interest rate fluctuations FREIT entered into an interest rate swap contract. This interest rate swap contract effectively converted variable interest rate payments to fixed interest rate payments. The contract was initially based on a notional amount of approximately $20,000,000 ($19,356,000 at October 31, 2014). FREIT has the following derivative-related risks with its swap contract: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2014, FREIT’s swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $515,000. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2014, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000. The new loan is at a fixed interest rate of 4.75%, and matures in January 2023. Excess funds from this refinancing has been used to fund tenant fit-up costs at our retail shopping centers, as well as other operational and financing cash flow needs.

On November 19, 2013, FREIT refinanced the first mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million. The new mortgage amounts reflect, in part, the appreciated value of those assets. This refinancing resulted in: (i) a reduction of annual interest costs from 6.4% to 4.54%, and (ii) net refinancing proceeds of approximately $10 million that have been used for capital expenditures and general corporate purposes.

On December 29, 2014, FREIT Regency, LLC secured long-term financing for the Regency property in the amount of $16.2 million from Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. A portion of the loan proceeds will be used to replace the funds borrowed from FREIT’s credit line, and the remainder will be available to fund FREIT’s future capital expenditures and for general corporate purposes (see Note 17 to FREIT’s consolidated financial statements).

FREIT’s total contractual obligations under its mortgage loan and construction contracts in place as of October 31, 2014 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$25,420	$4,101	$7,382	$6,807	$7,130
Balloon Payments	221,132	—	46,546	92,783	81,803
Total Long-Term Debt	246,552	4,101	53,928	99,590	88,933

Line of Credit (a)	5,000	5,000	—	—	—
Total Contractual Obligations	$251,552	$9,101	$53,928	$99,590	$88,933

(a) Represents draws on line of credit with Provident Bank.

FREIT’s annual estimated cash requirements related to interest on its mortgage loans and construction contracts in place as of October 31, 2014 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
	Within One Year		2 - 3 Years	4 - 5 Years		After 5 Years

Interest on Fixed Rate Debt	$10,449		$17,814	$13,020		$10,836
Interest on Variable Rate Debt	44	(a)	—	4,184	(b)	—
Total Interest Obligations	$10,493		$17,814	$17,204		$10,836

(a) Interest on credit line draws outstanding.

(b) Interest on Rotunda construction loan accrued through maturity.

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Effective October 31, 2013, FREIT revised its FFO calculation to be in conformance with the NAREIT definition. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, under market lease amortization, straight-line rents, acquisition expenses, FFO from discontinued operations and recurring capital improvements on our residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is useful to investors as a supplemental gauge of our operating performance. We compute FFO and AFFO as follows:

	Years Ended October 31,
	2014	2013	2012
	(in thousands, except per share)
Funds From Operations ("FFO") (a)
Net income	$12,164	$7,942	$11,996
Depreciation of consolidated properties	6,346	6,233	6,171
Depreciation of discontinued operations	—	11	44
Amortization of deferred leasing costs	391	295	291
Project abandonment costs related to asset impairment	—	—	3,726
Gain on sale of discontinued operations	(8,734)	(3,545)	(7,528	)(b)
Distributions to noncontrolling interests	(975)	(462)	(834)

FFO	$9,192	$10,474	$13,866

Per Share - Basic and Diluted	$1.33	$1.51	$2.00
a) As prescribed by NAREIT.
(b) Represents gain of $9,493 net of federal and state tax of $1,965.

Adjusted Funds From Operations ("AFFO")
FFO	$9,192	$10,474	$13,866
Amortization of acquired leases	21	24	2
Under market lease amort re: Giant lease termination	—	—	(1,344)
Deferred rents (Straight lining)	391	12	(17)
Acquisition expenses-Regency	648	—	—
Less: FFO from discontinued operations	(7)	(808)	(504)
Capital Improvements - Apartments	(549)	(681)	(697)
AFFO	$9,696	$9,021	$11,306

Per Share - Basic and Diluted	$1.40	$1.30	$1.63

Weighted Average Shares Outstanding:
Basic and Diluted	6,908	6,942	6,942

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

Share Repurchases

On December 4, 2013, the Board authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase was undertaken in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family are participants in the pension plan.

Stock Option Plan

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under the Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc.. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024.

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

	Fiscal Year Ended October 31,
	2014	2013	2012
First Quarter	$0.30	$0.30	$0.30
Second Quarter	$0.30	$0.30	$0.30
Third Quarter	$0.30	$0.30	$0.30
Fourth Quarter	$0.30	$0.66	$0.20
Total For Year	$1.20	$1.56	$1.10

		(in thousands of dollars)						Dividends
Fiscal	Per	Total	Ordinary		Capital Gain	Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income- Tax Basis	Income		Taxable Income
2014	$1.20	$8,276	$4,242	*	$—	$4,242	*	195.1%
2013	$1.56	$10,830	$4,497		$3,566	$8,063		134.3%
2012	$1.10	$7,637	$3,434		$9,153	$12,587		60.7%

*Estimated

As indicated in the table above, FREIT realized capital gain income of $3.6 million and $9.2 million in Fiscal 2013 and Fiscal 2012, respectively, which related to the sale of its Palisades Manor and Grandview Apartments in Fiscal 2013, and its Heights Manor Apartments in Fiscal 2012. In December 2013, FREIT distributed as dividends to its shareholders the entire capital gain of approximately $3.6 million. In Fiscal 2012, FREIT distributed as dividends, $5 million of the capital gain. The remaining $4.2 million capital gain was undistributed; however, in the first quarter of Fiscal 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million 4th Quarter Fiscal 2012 dividend paid as a distribution of the Fiscal 2012 capital gain.

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

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 40 of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2014. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2014, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2014. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2014 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited First Real Estate Investment Trust of New Jersey and subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the effectiveness of FREIT’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Trustees of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of FREIT as of and for the year ended October 31, 2014, and our report dated January 14, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ EisnerAmper LLP

New York, New York

January 14, 2015

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and “Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2015.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2015.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2015.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2015.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2015.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey
Dated: January 14, 2015	By: /s/ Robert S. Hekemian
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

Signatures	Title	Date
/s/ Robert S. Hekemian	Chairman of the Board and Chief	January 14, 2015
Robert S. Hekemian	Executive Officer (Principal Executive Officer) and Trustee
/s/ Donald W. Barney	President, Treasurer, Chief Financial	January 14, 2015
Donald W. Barney	Officer (Principal Financial / Accounting Officer) and Trustee
/s/ Herbert C. Klein	Trustee	January 14, 2015
Herbert C. Klein
/s/ Ronald J. Artinian	Trustee	January 14, 2015
Ronald J. Artinian
/s/ Alan L. Aufzien	Trustee	January 14, 2015
Alan L. Aufzien
/s/ Robert S. Hekemian, Jr.	Trustee	January 14, 2015
Robert S. Hekemian, Jr.
/s/ David F. McBride	Trustee	January 14, 2015
David F. McBride

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and subsidiaries (“FREIT”) as of October 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended October 31, 2014. Our audits also included the financial statement schedule listed in the index at item 15(c). These financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Real Estate Investment Trust of New Jersey and subsidiaries as of October 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

January 14, 2015

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	October 31,
	2014	2013
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$222,317	$205,451
Construction in progress	50,146	12,092
Cash and cash equivalents	10,554	7,801
Tenants' security accounts	1,590	1,435
Receivables arising from straight-lining of rents	3,869	4,259
Accounts receivable, net of allowance for doubtful accounts	1,673	2,602
Secured loans receivable	5,451	3,323
Prepaid expenses and other assets	4,059	3,393
Deferred charges, net	5,143	2,915
Interest rate swap contract	515	980
Total Assets	$305,317	$244,251

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$251,552	$199,423
Deferred trustee compensation payable	9,017	7,813
Accounts payable and accrued expenses	9,495	5,656
Dividends payable	2,046	4,582
Tenants' security deposits	2,319	2,118
Deferred revenue	1,042	854
Total Liabilities	275,471	220,446

Commitments and contingencies (Note 8)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	24,985	24,969
Treasury stock, at cost: 171,981 shares @ October 31, 2014;
51,009 shares @ October31, 2013	(3,348)	(1,135)
Dividends in excess of net income	(6,270)	(9,651)
Accumulated other comprehensive income	360	686
Total Common Equity	15,727	14,869
Noncontrolling interests in subsidiaries	14,119	8,936
Total Equity	29,846	23,805
Total Liabilities and Equity	$305,317	$244,251

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2014	2013	2012
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$36,913	$35,819	$36,440
Reimbursements	5,054	5,006	4,843
Income relating to early lease termination	—	—	2,950
Sundry income	463	512	795
	42,430	41,337	45,028

Expenses:
Operating expenses	11,405	10,374	10,118
Management fees	1,968	1,849	1,863
Real estate taxes	7,515	7,527	7,611
Depreciation	6,346	6,233	6,171
Deferred project cost write-off	—	—	3,726
	27,234	25,983	29,489

Operating income	15,196	15,354	15,539

Investment income	184	191	173

Acquisition expenses-Regency	(648)	—	—
Interest expense including amortization
of deferred financing costs	(11,309)	(11,945)	(11,704)
Income from continuing operations	3,423	3,600	4,008

Income from discontinued operations	7	797	460
Gain on sale of discontinued operations (net of tax of $1,965 in fiscal 2012)	8,734	3,545	7,528
Net income	12,164	7,942	11,996

Net income attributable to noncontrolling
interest in subsidiaries	(507)	(493)	(645)

Net income attributable to common equity	$11,657	$7,449	$11,351

Earnings per share - basic and diluted:
Continuing operations	$0.42	$0.45	$0.49
Discontinued operations	1.27	0.62	1.15
Net income attributable to common equity	$1.69	$1.07	$1.64

Weighted average shares outstanding-basic and diluted	6,908	6,942	6,942

Amounts attributable to common equity:
Income from continuing operations	$2,916	$3,107	$3,363
Income related to discontinued operations	8,741	4,342	7,988
Net income attributable to common equity	$11,657	$7,449	$11,351

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2014	2013	2012
	(In Thousands of Dollars)

Net income	$12,164	$7,942	$11,996

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contract
before reclassifications	(774)	721	—
Amount reclassified from accumulated other
comprehensive income to interest expense	309	259	—
Net unrealized gain (loss) on interest rate swap contract	(465)	980	—
Comprehensive income	11,699	8,922	11,996
Net income attributable to noncontrolling interests	(507)	(493)	(645)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contract
attributable to noncontrolling interests	140	(294)	—
Comprehensive income attributable to noncontrolling interests	(367)	(787)	(645)
Comprehensive income attributable to common equity	$11,332	$8,135	$11,351

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2011	$24,969	$(1,135)	$(9,984)	$—	$13,850	$8,800	$22,650

Distributions to noncontrolling interests					—	(834)	(834)

Net income			11,351		11,351	645	11,996

Dividends declared ($1.10 per share)			(7,637)		(7,637)		(7,637)

Balance at October 31, 2012	24,969	(1,135)	(6,270)	—	17,564	8,611	26,175

Distributions to noncontrolling interests					—	(462)	(462)

Net income			7,449		7,449	493	7,942

Dividends declared ($1.56 per share)			(10,830)		(10,830)		(10,830)

Net unrealized gain on interest rate swap				686	686	294	980

Balance at October 31, 2013	24,969	(1,135)	(9,651)	686	14,869	8,936	23,805

Repurchase of 120,972 shares of beneficial interest		(2,213)			(2,213)		(2,213)

Stock based compensation expense	16				16		16

Distributions to noncontrolling interests					—	(975)	(975)

Net income			11,657		11,657	507	12,164

Dividends declared ($1.20 per share)			(8,276)		(8,276)		(8,276)

Net unrealized loss on interest rate swap				(326)	(326)	(140)	(466)

Additional investment by noncontrolling interest in Grande Rotunda, LLC					—	5,791	5,791

Balance at October 31, 2014	$24,985	$(3,348)	$(6,270)	$360	$15,727	$14,119	$29,846

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2014		2013		2012
	(In Thousands of Dollars)
Operating activities:
Net income	$12,164		$7,942		$11,996
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	6,346		6,244		6,215
Amortization	750		665		669
Stock based compensation	16		—		—
Net amortization of acquired leases	21		24		2
Income from early lease termination	—		—		(2,950)
Deferred project cost write-off	—		—		3,726
Gain on sale of discontinued operations	(8,734)		(3,545)		(7,528	)(c)
Income tax adjustment on gain on sale of discontinued
operation	—		(720	)(a)	—
Changes in operating assets and liabilities:
Tenants' security accounts	46		17		17
Accounts and straight-line rents receivable,
prepaid expenses and other assets	(217)		(181)		(324)
Accounts payable, accrued expenses and deferred
trustee compensation	1,812		318		1,541
Deferred revenue	190		(289)		(239)
Net cash provided by operating activities	12,394		10,475		13,125
Investing activities:
Capital improvements - existing properties	(3,770)		(2,149)		(2,114)
Construction and pre-development costs	(33,579	)(e)	(4,732	)(b)	(3,999	)(d)
Regency acquisition	(10,855	)(f)	—		—
Proceeds from sale of discontinued operations	—		3,752		9,908
Secured loans receivable to noncontrolling interest	(2,128)		—		—
Net cash (used in) provided by investing activities	(50,332)		(3,129)		3,795
Financing activities:
Repayment of mortgages and construction loan	(13,260)		(45,747)		(6,337)
Repayment of credit line	(7,000)		—		—
Proceeds from mortgages and construction loans	61,829		42,750		3,085
Proceeds from credit line	10,000		2,000		—
Deferred financing costs	(2,669)		(1,059)		(210)
Dividends paid	(10,812)		(7,637)		(8,331)
Repurchase of Company's shares of beneficial interest	(2,213)		—		—
Additional investment by noncontrolling interest	5,791	(g)	—		—
Distributions to noncontrolling interests	(975)		(462)		(834)
Net cash provided by (used in) financing activities	40,691		(10,155)		(12,627)
Net increase (decrease) in cash and cash equivalents	2,753		(2,809)		4,293
Cash and cash equivalents, beginning of period	7,801		10,610		6,317
Cash and cash equivalents, end of period	$10,554		$7,801		$10,610

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$10,206		$10,933		$10,526
Income taxes paid	$—		$1,072		$—
Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation applied to
acquisition of 1031 replacement property.	$9,770		$—		$—
Accrued capital expenditures, construction costs,
pre-development costs and interest	$8,091		$3,766		$747
Financing activities:
Dividends declared but not paid	$2,046		$4,582		$1,389

(a) Income tax adjustment relating to fiscal 2012 gain on sale of discontinued operation.

(b) Includes $743 that was incurred and accrued in fiscal 2012; paid in fiscal 2013.

(c) Gain on sale of discontinued operation shown net of tax.

(d) Includes $2,256 that was incurred and accrued in fiscal 2011; paid in fiscal 2012.

(e) Includes $3,766 that was incurred and accrued in fiscal 2013; paid in fiscal 2014.

(f) Net of $9,770 of proceeds from the sale of South Brunswick property (see Note 2).

(g) Represents $5,791 investment in Grande Rotunda, LLC, of which $2,128  was loaned to noncontrolling interest by FREIT.

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

Adopted and recently issued accounting standards:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012 with early adoption permitted. The Company has adopted this guidance effective with its 1st quarter ended January 31, 2014. The adoption of this guidance in the year ended October 31, 2014 did not have any material impact on our financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation. The new guidance requires discontinued operation treatment for disposals of a component or group of components that represent a strategic shift that has, or will have, a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The ASU will be adopted by the Company in the 1st Quarter of its fiscal year ending October 31, 2015.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. Early adoption is not permitted. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. FREIT is currently assessing the impact this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized

Westwood Hills, LLC	FREIT	40%	1994
S and A Commercial Associates Limited Partnership ("S and A")	FREIT	65%	2000
Wayne PSC, LLC	FREIT	40%	2002
Damascus Centre, LLC	FREIT	70%	2003
Pierre Towers, LLC	S and A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT Corp	FREIT	100%	2007
WestFredic LLC	FREIT	100%	2007
Damascus Second, LLC	FREIT	70%	2008
FREIT Regency, LLC	FREIT	100%	2014

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2014, 2013 and 2012, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of mortgage costs and leasing commissions. Deferred mortgage costs are amortized on the straight-line method by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $359,000, $370,000 and $368,000 in 2014, 2013 and 2012, respectively. Deferred leasing commissions are amortized on the straight-line method over the terms of the applicable leases.

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

Interest rate swap contract:

FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in fair value of those instruments, which qualify as cash flow hedges, are reported in other comprehensive income (see Note 6).

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $133,000, $93,000 and $127,000 in 2014, 2013 and 2012, respectively.

Stock-based compensation:

FREIT has a stock-based compensation plan that was approved by FREIT’s Board of Trustees (“Board”), and ratified by FREIT’s shareholders. Stock based awards under the plan to employees are accounted for based on their grant-date fair value (see Note 12).

Stock-based awards to nonemployees are accounted for based on the fair value of the equity instruments on the vesting date.

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

Note 2 – Discontinued operations:

On December 20, 2013, FREIT’s South Brunswick property, which consisted of vacant land, was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction will result in a deferral for income tax purposes of the $8.7 million capital gain. The net proceeds from this sale, which were approximately $9.8 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on June 18, 2014, and the sale proceeds held in escrow were applied to the purchase price of such property (see Note 3 for further details).

On April 26, 2013, FREIT sold its Palisades Manor Apartments in Palisades Park, New Jersey for $1.6 million and recognized a capital gain of approximately $1.4 million from the sale. On August 13, 2013, FREIT sold its Grandview Apartments in Hasbrouck Heights, New Jersey for $2.5 million and recognized a capital gain of approximately $2.2 million from the sale of this property.

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, NJ. In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT paid approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which were charged to discontinued operations during the fiscal year ended October 31, 2012. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the fiscal year ended October 31, 2013.

The gains from the sale of the properties as described above, as well as the related results of their operations for the other three properties described above, have been classified as discontinued operations in the accompanying statements of income for all periods presented. Revenue attributable to discontinued operations for the fiscal years ended October 31, 2014, 2013 and 2012 was $1,000, $317,000 and $1,299,000, respectively.

Note 3 – Property acquisition:

On June 18, 2014, FREIT completed the acquisition of the Regency Club (“Regency”), a residential apartment complex located in Middletown, New York. The Regency complex consists of 132 units in 11 buildings and a clubhouse. The acquisition cost was $20,625,000 (exclusive of $648,000 of transaction costs charged to expense), which was funded in part with $9.8 million in net proceeds from the sale of the South Brunswick land, and the remaining balance of $11.5 million (inclusive of the $648,000 of transaction costs) was funded utilizing $10 million of FREIT’s credit line with Provident Bank, and FREIT's available cash. On December 29, 2014, FREIT secured long-term financing for this property in the amount of $16.2 million from Provident Bank. A portion of the loan will be used to replace the funds borrowed from its credit line, and the remainder will be available to fund FREIT’s future capital expenditures and for general corporate purposes (see Note 17).

The acquisition price of $20,625,000 has been preliminarily allocated as follows: $17.8 million (86.3%) to the buildings and $2.8 million (13.7%) to the land. These allocated values are subject to change as more data becomes available and the fair value of the tangible and intangible assets acquired can be more accurately determined.

The Regency is part of FREIT’s Residential segment. Results of Regency’s operations are included in the accompanying financial statements from June 18, 2014, the date of acquisition. Since its acquisition, total revenue, net operating income, and net income recorded for the Regency amounts to $808,000, $314,000, and $165,000, respectively.

FREIT identified the Regency as a replacement property for the vacant land located in South Brunswick, New Jersey that FREIT sold on December 20, 2013 (see Note 2).

The following unaudited pro forma information shows the results of operations for the fiscal years ended October 31, 2014, 2013 and 2012 for FREIT and Subsidiaries as though the Regency had been acquired at the beginning of fiscal 2012:

	Years Ended October 31,
	2014	2013	2012
	(In Thousands)

Revenues	$44,016	$43,672	$47,213

Net expenses	40,033	39,935	42,942

Income from continuing operations	3,983	3,737	4,271

Income from discontinued operations	7	797	460
Gain on sale of discontinued operation	—	3,545	7,528

Net income	3,990	8,079	12,259

Net income attributable to noncontrolling interest in subsidiaries	(507)	(493)	(645)

Net income attributable to common equity	$3,483	$7,586	$11,614

Earnings per share - basic and diluted:
Continuing operations	$0.50	$0.47	$0.52
Discontinued operations	0.00	0.62	1.15
Net income attributable to common equity	$0.50	$1.09	$1.67

Weighted average shares outstanding - basic and diluted	6,908	6,942	6,942

The pro forma results for the current and prior year periods reflect the following adjustments: (a) additional depreciation expense based on the purchase price allocated to the buildings and a depreciable life of 40 years, (b) additional interest expense based on the $10 million loan used towards the purchase of the property at acquisition date, (c) exclusion of the $8.7 million gain from the sale of the South Brunswick land in June 2014, since this sale was treated as a 1031 Exchange, and would have had to occur prior to the Regency acquisition under Section 1031 of the Internal Revenue Code, and (d) exclusion of the $648,000 in non-recurring acquisition expenses related to the Regency purchase.

The pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2012, or of future results of operations of FREIT’s combined properties.

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2014	2013
		(In Thousands of Dollars)
Land		$79,435	$76,602
Unimproved land		354	883
Apartment buildings	7-40 years	101,968	81,972
Commercial buildings/shopping centers	15-50 years	119,027	118,253
Equipment/Furniture	3-15 years	3,102	2,967
		303,886	280,677
Less accumulated depreciation		81,569	75,226
Totals		$222,317	$205,451

Note 5 – Mortgages, notes payable and credit line:

	October 31,
	2014	2013
	(In Thousands of Dollars)

Frederick, MD (A)	$22,000	$22,000
Rockaway, NJ (B)	18,030	18,440
Westwood, NJ (C)	21,884	22,388
Patchogue, NY (D)	5,376	5,503
Wayne, NJ (E)	18,686	18,976
River Edge, NJ (F):
First mortgage	—	3,952
Second mortgage	—	1,494
River Edge, NJ (G)	11,037	—
Maywood, NJ (H):
First mortgage	—	2,868
Second mortgage	—	1,060
Maywood, NJ (I)	8,374	—
Westwood, NJ (J)	21,974	22,383
Wayne, NJ (K)	25,978	26,863
Hackensack, NJ (L)	31,198	31,797
Damascus, MD (M)	19,326	19,699
Total fixed rate mortgage loans	203,863	197,423
Baltimore, MD (N)	42,689	—
Line of credit - Provident Bank (O)	5,000	2,000
Total mortgages, notes payable and credit line	$251,552	$199,423

(A)	Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, MD having a net book value of approximately $17,197,000 as of October 31, 2014.
(B)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, NJ having a net book value of approximately $17,080,000 as of October 31, 2014.
(C)	On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through January 2023 at which time the outstanding balance is due. The new mortgage is secured by a retail building in Westwood, NJ having a net book value of approximately $8,375,000 as of October 31, 2014.
(D)	The loan, modified effective January 31, 2013, is payable in monthly installments of $31,046 including interest at 4.5%, through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional fundings that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). The mortgage is secured by a retail building in Patchogue, NY having a net book value of approximately $7,152,000 as of October 31, 2014.
(E)	Payable in monthly installments of $121,100 including interest at 6.09%, through September 1, 2019 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, NJ having a net book value of approximately $1,653,000 as of October 31, 2014.
(F)	The first mortgage was payable in monthly installments of $34,862 including interest at 6.75% through December 2013 at which time the outstanding balance was due. The second mortgage is payable in monthly installments of $12,318 including interest at 5.53% through December 2013 at which time the outstanding balance was due (see G).
(G)	On November 19, 2013, FREIT refinanced these mortgage loans, which were scheduled to mature on December 1, 2013. The amount of the new loan is $11,200,000 at a fixed interest rate of 4.54%, with a scheduled maturity of December 1, 2023. The mortgages are secured by an apartment building in River Edge, NJ having a net book value of approximately $942,000 as of October 31, 2014.
(H)	The first mortgage was payable in monthly installments of $25,295 including interest at 6.75% through December 2013 at which time the outstanding balance was due. The second mortgage is payable in monthly installments of $8,739 including interest at 5.53% through December 2013 at which time the outstanding balance was due (see I).
(I)	On November 19, 2013, FREIT refinanced these mortgage loans, which were scheduled to mature on December 1, 2013. The amount of the new loan is $8,500,000 at a fixed interest rate of 4.54%, with a scheduled maturity of December 1, 2023. The mortgages are secured by an apartment building in Maywood, NJ having a net book value of approximately $748,000 as of October 31, 2014.
52

(J)	Payable in monthly installments of $120,752 including interest of 4.62%, through November 1, 2020, at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, NJ having a net book value of approximately $10,398,000 as of October 31, 2014.
(K)	Payable in monthly installments of $206,960 including interest of 6.04% until June 2016 at which time the unpaid balance is due. The mortgage is secured by a shopping center in Wayne, NJ having a net book value of approximately $26,945,000 as of October 31, 2014.
(L)	Payable in monthly installments of $191,197 including interest of 5.38% until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, NJ having a net book value of approximately $41,546,000 as of October 31, 2014.
(M)	On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of October 31, 2014. The balance, up to an additional $5 million, will be available as a one-time draw over the 36 month period ending December 26, 2015, and the amount available will depend on future leasing at the shopping center. The new loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR and the loan will mature on January 3, 2023. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan (see Note 6 for additional information relating to the interest rate swap). The shopping center securing the loan has a net book value of approximately $29,644,000 as of October 31, 2014.
(N)	On February 1, 2010, a principal payment of $3 million was made reducing the original loan amount of $22.5 million to $19.5 million and the due date was extended until February 1, 2013. As part of the terms of the loan extension agreement, the loan was further collateralized by a first mortgage lien and the assignment of the ground lease on FREIT’s Rochelle Park, NJ land parcel. Under the restructured terms, the interest rate is now 350 basis points above the BBA LIBOR with a floor of 4%, and monthly principal payments of $10,000 are required. An additional principal payment of $110,000 was required on February 1, 2012 in order to reduce the loan to achieve the stipulated debt service coverage ratio. Under the agreement with the equity owners of Grande Rotunda, LLC, FREIT would be responsible for 60% of any cash required by Grande Rotunda, LLC, and 40% would be the responsibility of the minority interest. The due date of the loan was further extended to May 1, 2013 from February 1, 2013. While the bank agreed to an additional extension of ninety-days (90) from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. The purchase of this loan by FREIT was completed on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used for the purpose of funding the major redevelopment and expansion project in progress at the Rotunda. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Interest on the loan is accrued and applied to principal. Such interest will be due and payable at maturity. The loan is secured by the Rotunda property in Baltimore, MD, which has a net book value of approximately $79,268,000 as of October 31, 2014, including $48.8 million classified as construction in progress. As of October 31, 2014, $42.7 million was drawn on the construction loan with Wells Fargo Bank, of which $19 million was used to pay off the loan from FREIT, and $23.7 million was used towards the construction at the Rotunda.
(O)	Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of $13 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, in Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The Palisades Manor and the Grandview Apartment properties had been part of the collateral for the line of credit prior to FREIT’s sales of these properties in April 2013 and August 2013, respectively. Provident Bank released these properties as collateral for the credit line in connection with these dispositions, and as a result, the credit line was reduced from $18 million to approximately $13 million as of July 2013. As of October 31, 2014, approximately $8 million was available under the line of credit, and $5 million was outstanding.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2014.

Fair Value of Long-Term Debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2014 and 2013:

	October 31,	October 31,
($ in Millions)	2014	2013
Fair Value	$256.0	$201.9

Carrying Value	$251.6	$199.4

Fair values are estimated based on market interest rates at October 31, 2014 and October 31, 2013 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2014 are as follows:

Year Ending October 31,	Amount
2015	$4,101
2016	$28,434
2017	$25,494
2018	$8,489
2019	$91,102	(a)

(a)	Includes $42,689 relating to the Rotunda construction loan, due December 2018. (See Note 5(N).)

Note 6 - Interest rate swap contract:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $20 million has been drawn as of October 31, 2014. The new loan will mature on January 3, 2023 (see Note 5(M) for additional information regarding the refinanced loan). In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At October 31, 2014, the derivative financial instrument has a notional amount of approximately $19,356,000 and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%. In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for this interest rate swap as a cash flow hedge and marks to market its fixed pay interest rate swap, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the year ended October 31, 2013, FREIT recorded an unrealized gain of $980,000 in comprehensive income representing the fair value of the swap, which resulted in a $980,000 corresponding asset as of October 31, 2013. During the year ended October 31, 2014, FREIT recorded an unrealized loss of $465,000 in comprehensive income representing the reduction in the fair value of the swap for fiscal 2014, which resulted in a $515,000 corresponding asset as of October 31, 2014. The fair value is based on observable inputs (level 2 in the fair value hierarchy).

Note 7 - Capitalized interest

Interest costs associated with amounts expended at the Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the year ended October 31, 2014, amounted to $1,110,000.

Note 8 - Commitments and contingencies:

Leases:

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $179 million at October 31, 2014 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2014 is as follows:

Year Ending October 31,	Amount
2015	$16,667
2016	15,398
2017	12,276
2018	10,258
2019	8,861
Thereafter	56,270
Total	$119,730

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2014 were not material.

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

FREIT has conducted environmental audits for all of its properties except for its undeveloped land and retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except as noted above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable federal or state law or regulation.

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

Note 9 - Giant lease termination; Rotunda project cost write-off:

On February 3, 2012, Grande entered into a lease termination agreement (“Agreement”) with Giant of Maryland LLC (“Giant”), the former tenant and operator of the 35,994 sq. ft. Giant supermarket at Grande’s Rotunda property located in Baltimore, Maryland. Giant, under the terms of the Agreement, agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande decides to lease such space for use as a food supermarket, it must first offer the space for the same use under the terms acceptable to Grande, to Giant, which will have thirty days to accept the offer before the space may be leased to a third party. As a result of the Giant lease termination and the terms of the Agreement, Grande will not be required to construct a lower level Giant supermarket as part of the redevelopment project at the Rotunda, which represented a costly component to the project. In addition, the Giant lease contained significant restrictions on Grande’s ability to make modifications to the property. This development cleared the way for Grande to move forward with the redevelopment planning for this property. As a result of Giant terminating its lease and vacating its space at the Rotunda shopping center, the results for Fiscal 2012 include income of $2.95 million relating to the Giant early lease termination, offset by a $1.49 million deferred project cost write-off relating to a change in the future development plans for the Rotunda shopping center, specifically the impact that the Giant portion of the project had on the design fees incurred to date and included in Construction in Progress (“CIP”). The early lease termination fee is comprised of the net present value of the monthly rent in accordance with the terms of the terminated lease, projected common area maintenance charges and real estate taxes from April 1, 2012 through March 31, 2015. In addition, included in the $2.95 million lease termination fee are the write-off of the balances in Below Market Value Acquisition Costs, and In-Place Lease Costs relating to the Giant lease. Accretion of the present value discount during Fiscal 2014, 2013 and 2012 amounted to approximately $44,000, $87,000 and $69,000, respectively, which is included in investment income on the accompanying Consolidated Statements of Income.

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

Note 10 - Management agreement, fees and transactions with related party:

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

Hekemian currently manages all the properties owned by FREIT, except for the Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to a percentage of rents collected. Such fees were approximately $1,866,000, $1,747,000 and $1,792,000 in Fiscal 2014, 2013 and 2012, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $673,000, $339,000 and $402,000 in Fiscal 2014, 2013 and 2012, respectively. The primary reason for the increase in fees for fiscal 2014 was leasing commissions amounting to approximately $396,000. Total Hekemian management fees outstanding at October 31, 2014 and 2013 were $171,000 and $152,000, respectively, and included in Accounts Payable on the accompanying Consolidated Balance Sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $133,000, $121,000 and $122,000 in fiscal 2014, 2013 and 2012, respectively.

Grande owns and operates the Rotunda. FREIT owns a 60% equity interest in Grande, and Rotunda 100, LLC (“Rotunda 100”) owns a 40% equity interest.

Damascus Centre, LLC owns and operates the Damascus Center. During fiscal 2005, the Board authorized an investor group, Damascus 100, LLC (“Damascus 100”), to acquire a 30% equity interest in Damascus Centre, LLC. The sale price, based on the fair market value of the shopping center, reduced FREIT’s equity interest to 70%. The sale was completed on October 31, 2006, at a sales price of $3,224,000, of which FREIT financed approximately $1,451,000. The sale price was equivalent to the book value of the interest sold.

The equity owners of Rotunda 100, and Damascus 100 are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT has agreed to advance, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100 and Damascus 100. These advances are in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. Interest only payments are required to be made quarterly.

No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus Centre, LLC and Grande. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes mature at the earlier of (a) ten (10) years after issue (Grande– 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On May 8, 2008, the Board approved amendments to the existing loan agreements with the Hekemian employees, relative to their interests in Rotunda 100, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. No other terms of the loan agreements were amended.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, the construction lender, required that Grande contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds Grande made a capital call on its members – FREIT and Rotunda 100. FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. During Fiscal 2014, FREIT, pursuant to previous agreements, has made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and have a maturity date of June 19, 2015. These loans are included in Secured Loans Receivable on FREIT’s consolidated balance sheet at October 31, 2014.

As of October 31, 2014, FREIT and Rotunda 100 have made their required capital call contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr.

The aggregate outstanding principal balance of the notes at October 31, 2014 and 2013 was $5,451,000 and $3,323,000, respectively. The accrued but unpaid interest related to these notes for Fiscal 2014 and Fiscal 2013 amounted to approximately $595,000 and $486,000, respectively, and is included in Accounts Receivable on the accompanying Consolidated Balance Sheets.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, the Board approved development fee arrangements for the Rotunda and Damascus Center redevelopment projects. In connection with the development activities at the Rotunda and the redevelopment activities at the Damascus Center, definitive contract agreements for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly-owned subsidiary of Hekemian, have been approved and executed. The development fee arrangement for the Rotunda provides for Resources to receive a fee equal to 6.375% of the total development costs of up to $84.6 million (as may be modified, and less the amount of $3 million previously paid to Hekemian for the Rotunda project). In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project, (the $900,000 is included in Accounts Payable at October 31, 2014 and 2013). The fee for the redevelopment of the Damascus Center was equal to 7% of the redevelopment costs of up to approximately $17.3 million (as may be modified). Such fees incurred to Hekemian and Resources during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $1,998,000, $1,823,000 and $317,000, respectively. Included within the $2.0 million in fees for Fiscal 2014 are: (a) development fees of approximately $1 million paid to Resources, relating to the Rotunda development project, and (b) commissions of $880,000 relating to the sale of the South Brunswick land and the subsequent acquisition of the Regency apartment complex. Included within the $1.8 million in fees incurred for Fiscal 2013 are: (a) development fees totaling $1.4 million payable to Resources, relating to the Rotunda development project, referred to above, (b) services performed with regard to the Westwood Plaza shopping center and Damascus shopping center mortgage loan refinancings amounting to $239,000 (see Note 5), and (c) $185,000 relating to commissions paid to Hekemian for the sale of the Palisades Manor and Grandview Apartment properties. In Fiscal 2012, FREIT paid Hekemian $317,000 relating to the commission on the sale of the Heights Manor property. All such fees, expect for those related to sales of properties, were capitalized.

Resources, Rotunda 100, and Damascus 100 are principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for Fiscal 2014, 2013 and 2012 was approximately $642,000, $586,000 and $546,000, respectively, for Robert S. Hekemian, and $46,000, $40,000 and $43,000, respectively, for Robert S. Hekemian, Jr. The members of the Hekemian family have majority management control of these entities.

Note 11 - Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for each of the fiscal years ended October 31, 2014, 2013 and 2012. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in the Company’s financial statements. As described in Note 2, FREIT has completed a like-kind exchange with respect to the sale of the South Brunswick, NJ property, which was sold on December 20, 2013 at a gain of approximately $8.7 million. Accordingly, no provision for federal or state income taxes related to such gain was recorded in the Company’s financial statements. The tax basis of Regency, which was the replacement property in the like-kind exchange, is approximately $8 million lower than the acquisition cost of approximately $20.6 million recorded for financial reporting purposes. In December 2013, FREIT distributed as dividends in December 2013, the entire capital gain of approximately $3.5 million realized on the sale of its Palisades Manor and Grandview properties in Fiscal 2013, and in Fiscal 2012, FREIT distributed $5 million of the $9.5 million capital gain realized from the sale of its Heights Manor Apartments (see Note 2). With regard to such capital gains dividend distributions for Fiscal 2013 and Fiscal 2012, no provisions for federal or state income taxes related to such capital gain income was recorded in the Company’s financial statements. However, since FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain realized on the Heights Manor sale, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations in Fiscal 2012. In the quarter ended January 31, 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for Fiscal 2013.

As of October 31, 2014, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12- Equity incentive plan:

On September 10, 1998, the Board approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest (adjusted for stock splits) may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board approved an increase of 920,000 shares in FREIT's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The Board will determine the actual terms of each award.

On April 4, 2007, FREIT shareholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. As of October 31, 2014, 220,000 shares are available for issuance under the Plan.

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under the Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc., FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024.

During Fiscal 2013 and 2012, no options or other stock awards were granted under the Plan. There were no options outstanding at October 31, 2013, since all previously granted options expired in September 2008 or were exercised prior to that date.

The following table summarizes stock option activity for Fiscal 2014:

Year Ended October 31,
2014
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	—	—
Options granted during period	246,000	$18.45
Options outstanding end of period	246,000	$18.45
Options expected to vest	—
Options exercisable at end of period	—

The estimated fair value of options granted during Fiscal 2014 was $1.91 per option. Such value was estimated on the grant date using a binomial lattice option pricing model using the following assumptions:

•	Expected volatility – 30.50%
•	Risk-free interest rate – 2.50%
•	Imputed option life – 6.81 years
•	Expected dividend yield – 6.60%

The expected volatility over the options’ expected life was based on the historical volatility of the weekly closing price of the Company’s stock over a five (5) year period. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury Bond the maturity of which equals the option’s expected life. The imputed option life is based on the simplified expected term calculation permitted by the SEC, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The expected dividend yield is based on the Company’s historical dividend yield, exclusive of capital gain dividends.

For Fiscal 2014, compensation expense related to stock options granted amounted to $16,000. At October 31, 2014, there was approximately $454,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over a vesting period of approximately five (5) years.

The aggregate intrinsic value of options outstanding at October 31, 2014 was $12,300.

Note 13- Deferred fee plan:

During fiscal 2001, the Board adopted a deferred fee plan for its officers and trustees, which was amended and restated in fiscal 2009 to make the deferred fee plan compliant with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder (the "Deferred Fee Plan"). Pursuant to the Deferred Fee Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. These fees include annual retainer and meeting attendance fees as determined by the full Board of Trustees. FREIT has agreed to pay any participant (the "Participant") in the Deferred Fee Plan interest on any deferred fee at 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee.

The Deferred Fee Plan provides that any such deferral fee will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. Trustee fee expense (including interest) for each of the years ended October 31, 2014, 2013 and 2012 was $1,204,000, $1,101,000, and $1,045,000, respectively. As of October 31, 2014 and 2013, approximately $5,163,000 and $4,703,000, respectively, of fees have been deferred together with accrued interest of approximately $3,854,000 and $3,110,000, respectively.

On September 4, 2014, the Board approved the following amendments to the FREIT Deferred Fee Plan, effective November 1, 2014, as follows:

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

Note 14- Dividends and earnings per share:

FREIT declared dividends of $8,276,000 ($1.20 per share), $10,830,000 ($1.56 per share) and $7,637,000 ($1.10 per share) to shareholders of record during Fiscal 2014, 2013 and 2012, respectively.

Basic earnings per share is calculated by dividing net income attributable to common equity by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares which would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options had been issued during the period, after utilizing the exercise proceeds to repurchase outstanding shares at the average market price during the period under the Treasury Stock method.

For the fiscal years ended October 31, 2013 and 2012, no options or other potentially diluted shares were outstanding. On September 4, 2014, a total of 246,000 non-qualified stock options were granted and outstanding at October 31, 2014. (See Note 12.)

For fiscal 2014, outstanding stock options were anti-dilutive, since the exercise price was higher than the average market price for FREIT shares during the period the options were outstanding.

Note 15- Segment information:

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

The commercial segment is comprised of ten (10) properties during the fiscal years ended October 31, 2014, 2013 and 2012. The residential segment is comprised of seven (7) properties during the fiscal year ended October 31, 2014, inclusive of the property acquired in fiscal 2014, and six (6) properties during the fiscal years ended October 31, 2013 and 2012, exclusive of the residential properties sold in Fiscal 2013 and Fiscal 2012 which have been classified as discontinued operations.

The accounting policies of the segments are the same as those described in Note 1.

The chief operating decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of the Board.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2014. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2014	2013	2012
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$22,424	$22,876	$23,383
Residential	20,419	18,497	18,680
Totals	42,843	41,373	42,063

Real estate operating expenses:
Commercial	9,663	9,235	9,526
Residential	9,757	8,892	8,442
Totals	19,420	18,127	17,968

Net operating income:
Commercial	12,761	13,641	13,857
Residential	10,662	9,605	10,238
Totals	$23,423	$23,246	$24,095

Recurring capital improvements-
residential	$(549)	$(681)	$(697)

Reconciliation to consolidated net
income-common equity:
Segment NOI	$23,423	$23,246	$24,095
Deferred rents - straight lining	(93)	(12)	17
Amortization of acquired above and below
market value leases	(21)	(24)	(2)
Net investment income	184	191	173
General and administrative expenses	(1,396)	(1,623)	(1,624)
G-Mart lease termination expenses	(371)	—	—
Acquisition costs-Regency	(648)	—	—
Depreciation	(6,346)	(6,233)	(6,171)
Deferred project cost write-off, net of
income relating to early lease termination	—	—	(776)
Financing costs	(11,309)	(11,945)	(11,704)
Income from continuing operations	3,423	3,600	4,008
Income from discontinued operation	7	797	460
Gain on sale of discontinued operation	8,734	3,545	7,528 (a)
Net income	12,164	7,942	11,996
Net income attributable to
noncontrolling interests in subsidiaries	(507)	(493)	(645)
Net income attributable to common equity	$11,657	$7,449	$11,351

(a) Represents gain of $9,493 net of federal and state tax of $1,965.

Note 16- Share repurchases:

On December 4, 2013, the Board authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase was undertaken in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family are participants in the pension plan.

Note 17- Subsequent events:

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan will be used to pay-off the outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes.

Note 18- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2014 and 2013 (in thousands, except per share amounts):

2014:	Quarter Ended							Year
	January 31,		April 30,	July 31,		October 31,		October 31,

Revenue	$10,572		$10,632	$10,433		$10,793	(c)	$42,430
Expenses	9,454		9,742	9,716	(b)	10,095	(d)	39,007
Income from continuing operations	1,118		890	717		698		3,423

Income from discontinued operations	8,700	(a)	41	—		—		8,741
Net income	9,818		931	717		698		12,164

Net income attributable to noncontrolling interest in subsidiaries	(193)		(98)	(162)		(54)		(507)
Net income attributable to common equity	$9,625		$833	$555		$644		$11,657

Basic & diluted earnings per share:
Continuing operations	$0.13		$0.11	$0.08	(b)	$0.10	(c)	$0.42
Discontinued operations	1.26	(a)	0.01	—		—		1.27
Net income attributable to common equity	$1.39		$0.12	$0.08		$0.10		$1.69
Dividends declared per share	$0.30		$0.30	$0.30		$0.30		$1.20

(a) Represents gain on sale of discontinued operations of $8,734

(b) Includes $648 in expenses related to Regency acquisition ($0.09 per share)

(c) Includes $298 in straight-line rent expense related to G-Mart lease termination ($0.04 per share)

(d) Includes $73 in expenses related to G-Mart lease termination ($0.01 per share)

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

(a) Includes $720 reversal of income tax provision ($0.10 per share) (See Note 11)

(b) Includes gain on sale of discontinued operations of $1,377 ($0.20 per share)

(c) Includes gain on sale of discontinued operations of $2,168 ($0.31 per share)

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2014

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which De-
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	preciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Hammel Gardens, Maywood, NJ	$8,374	312	728	—	1,272		312	2,000	2,312	1,564	1949	1972	7-40 years
Steuben Arms, River Edge, NJ	11,037	364	1,773	—	1,573		364	3,346	3,710	2,768	1966	1975	7-40 years
Berdan Court, Wayne, NJ	18,686	250	2,206	—	4,221		250	6,427	6,677	5,024	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	21,974	3,849	11,546	—	2,674		3,849	14,220	18,069	7,671	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	31,198	8,390	37,486	19	7,932		8,409	45,418	53,827	12,281	1970	2004	7-40 years
Boulders - Rockaway, NJ	18,030	1,683	—	3,335	16,274		5,018	16,274	21,292	4,212	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	—	2,833	17,792	—	85		2,833	17,877	20,710	149	2003	2014	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	19,326	2,950	6,987	6,296	17,425		9,246	24,412	33,658	4,014	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ	—	29	—	3,382	7,999		3,411	7,999	11,410	3,756	1963/75/97	1966	10-50 years
Glen Rock, NJ	—	12	36	—	213		12	249	261	204	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,376	2,128	8,818	—	(21)		2,128	8,797	10,925	3,773	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	(1)	4,196		9,134	23,355	32,489	15,292	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	21,884	6,889	6,416	—	2,487		6,889	8,903	15,792	7,417	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	25,978	9,280	24,217	—	1,685		9,280	25,902	35,182	8,524	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	42,689	16,263	14,634	232	53,525		16,495	68,159	84,654	4,682	1920	2005	40 years

Land Leased:
Rockaway, NJ	—	114	—	51	—		165	—	165	—		1963/1964
Rochelle Park, NJ	—	1,640	905	—	—		1,640	905	2,545	238		2007
Vacant Land:				`
Franklin Lakes, NJ	—	224	—	(156)	—		68	—	68	—		1966/93
Wayne, NJ	—	286	—		—		286	—	286	—		2002

	$246,552	$66,631	$152,703	$13,158	$121,540	$—	$79,789	$274,243	$354,032	$81,569

(1)	Total cost for each property is the same for Federal income tax purposes, with the exception of Pierre Towers, Preakness S/C, The Rotunda and the Regency Club whose cost for Federal income tax purposes is approximately $40.9 million, $35.4 million, $71.6 million and $12.6 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2014	2013	2012

Real estate:
Balance, Beginning of year	$292,769	$283,703	$285,137

Additions:
Buildings and improvements	62,340	9,903	4,267

Deferred project cost write-off	—	—	(3,726)

Sale of discontinued operation	(1,077)	(837)	(1,975)

Balance, end of year	$354,032	$292,769	$283,703

Accumulated depreciation:
Balance, beginning of year	$75,226	$69,619	$64,976

Additions - Charged to operating expenses	6,346	6,244	6,215

Sale of discontinued operation	—	(631)	(1,561)

Adjustments/Deletions	(3)	(6)	(11)

Balance, end of year	$81,569	$75,226	$69,619

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Declaration of Trust of FREIT. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
3.2	Amendment to Amended and Restated Declaration of Trust, dated May 31, 1994. (Incorporated by reference to Exhibit 3.2 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.3	Amendment to Amended and Restated Declaration of Trust, dated September 10, 1998. (Incorporated by reference to Exhibit 3.3 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.4	Amendment to Amended and Restated Declaration of Trust, dated January 21, 2004. (Incorporated by reference to Exhibit 3.4 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.5	Amendment to Amended and Restated Declaration of Trust, dated May 15, 2007. (Incorporated by reference to Exhibit 3.5 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.6	Amendment to Amended and Restated Declaration of Trust, dated March 4, 2008. (Incorporated by reference to Exhibit 3.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.7	Amendment to Amended and Restated Declaration of Trust, dated December 4, 2013. (Incorporated by reference to Exhibit 3.7 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (Incorporated by reference to Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998)
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5

Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)

10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014

21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101

The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

