Form 10-Q
period 2015-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2015-03-12
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

Yes ☐  No ☒

As of March 12, 2015, the number of shares of beneficial interest outstanding was 6,821,171

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

INDEX

Part I: Financial Information

Page

Item 1: Unaudited Condensed Consolidated Financial Statements

a.)	Condensed Consolidated Balance Sheets as at January 31, 2015 and October 31, 2014;	3

b.)	Condensed Consolidated Statements of Income for the Three Months Ended January 31, 2015 and 2014;	4

c.)	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended January 31, 2015 and 2014;	5

d.)	Condensed Consolidated Statement of Equity for the Three Months Ended January 31, 2015;	6

e.)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014;	7

f.)	Notes to Condensed Consolidated Financial Statements.	8

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2015	2014
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$221,721	$222,317
Construction in progress	65,565	50,146
Cash and cash equivalents	20,413	10,554
Tenants' security accounts	1,520	1,590
Receivables arising from straight-lining of rents	3,793	3,869
Accounts receivable, net of allowance for doubtful accounts	1,899	1,673
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	3,930	4,059
Deferred charges, net	5,199	5,143
Interest rate swap contract	—	515
Total Assets	$329,491	$305,317

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$277,242	$251,552
Deferred trustee compensation payable	9,078	9,017
Accounts payable and accrued expenses	9,354	9,495
Dividends payable	2,046	2,046
Tenants' security deposits	2,342	2,319
Deferred revenue	924	1,042
Interest rate swap contract, net	1,634	—
Total Liabilities	302,620	275,471

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	25,195	24,985
Treasury stock, at cost: 171,981 shares @ January 31, 2015
and October 31, 2014	(3,348)	(3,348)
Dividends in excess of net income	(7,271)	(6,270)
Accumulated other comprehensive (loss) income	(1,533)	360
Total Common Equity	13,043	15,727
Noncontrolling interests in subsidiaries	13,828	14,119
Total Equity	26,871	29,846
Total Liabilities and Equity	$329,491	$305,317

 See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2015 AND 2014

(Unaudited)

	Three Months Ended January 31,
	2015	2014
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$9,681	$8,992
Reimbursements	1,337	1,283
Sundry income	262	297
	11,280	10,572

Expenses:
Operating expenses	3,139	2,668
Management fees	486	468
Real estate taxes	1,953	1,864
Depreciation	1,647	1,520
	7,225	6,520

Operating income	4,055	4,052

Investment income	40	42
Interest expense including amortization
of deferred financing costs	(2,782)	(2,976)
Income from continuing operations	1,313	1,118

Income from discontinued operations	—	7
Gain on sale of discontinued operation	—	8,693
Net income	1,313	9,818

Net income attributable to
noncontrolling interest in subsidiaries	(265)	(193)

Net income attributable to
common equity	$1,048	$9,625

Earnings per share - basic and diluted:
Continuing operations	$0.15	$0.13
Discontinued operations	—	1.26
Net income attributable to common equity	$0.15	$1.39

Weighted average shares and share units outstanding-basic and diluted	6,821	6,932

Amounts attributable to common equity:
Income from continuing operations	$1,048	$925
Income from discontinued operations	—	8,700
Net income attributable to common equity	$1,048	$9,625

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED JANUARY 31, 2015 AND 2014

(Unaudited)

	Three Months Ended January 31,
	2015	2014
	(In Thousands of Dollars)

Net income	$1,313	$9,818

Other comprehensive income:
Unrealized loss on interest rate swap contracts
before reclassifications	(2,259)	(9)
Amount reclassed from accumulated other
comprehensive income to interest expense	110	79
Net unrealized (loss) gain on interest rate swap contracts	(2,149)	70
Comprehensive (loss) income	(836)	9,888
Net income attributable to noncontrolling interests	(265)	(193)
Other comprehensive income:
Unrealized loss (gain) on interest rate swap contract
attributable to noncontrolling interests	256	(21)
Comprehensive income attributable to noncontrolling interests	(9)	(214)
Comprehensive (loss) income attributable to common equity	$(845)	$9,674

 See Notes to Condensed Consolidated Financial Statements.

 FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2014	$ 24,985	$ (3,348)	$ (6,270)	$ 360	$ 15,727	$ 14,119	$ 29,846

Stock based compensation expense	$ 23				23		23

Vested share units granted to Trustees	$ 187				187		187

Distributions to noncontrolling interests					-	(300)	(300)

Net income			1,048		1,048	265	1,313

Dividends declared, including $3 payable in share units ($0.30 per share)			(2,049)		(2,049)	-	(2,049)

Unrealized loss on interest rate swap				(1,893)	(1,893)	(256)	(2,149)

Balance at January 31, 2015	$ 25,195	$ (3,348)	$ (7,271)	$ (1,533)	$ 13,043	$ 13,828	$ 26,871

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2015 AND 2014

(Unaudited)

	Three Months Ended January 31,
	2015	2014
	(In Thousands of Dollars)
Operating activities:
Net income	$1,313	$9,818
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	1,647	1,520
Amortization	159	154
Stock based compensation expense	23	—
Trustee fees and related interest payable in stock units	187	—
Net amortization of acquired leases	1	5
Gain on sale of discontinued operation	—	(8,693)
Changes in operating assets and liabilities:
Tenants' security accounts	93	10
Accounts and straight-line rents receivable,
prepaid expenses and other assets	(64)	64
Accounts payable, accrued expenses and deferred
trustee compensation	1,343	448
Deferred revenue	(62)	(12)
Net cash provided by operating activities	4,640	3,314
Investing activities:
Capital improvements - existing properties	(1,057)	(2,055)
Construction and pre-development costs	(16,449)	(2,679)
Net cash used in investing activities	(17,506)	(4,734)
Financing activities:
Repayment of mortgages and construction loan	(1,001)	(12,226)
Repayment of credit line	(5,000)	—
Proceeds from mortgage loan refinancings	16,200	19,700
Proceeds from construction loan	15,193	19,000
Deferred financing costs	(318)	(2,573)
Dividends paid	(2,049)	(4,582)
Repurchase of Company stock-Treasury shares	—	(357)
Distributions to noncontrolling interests	(300)	(255)
Net cash provided by financing activities	22,725	18,707
Net increase in cash and cash equivalents	9,859	17,287
Cash and cash equivalents, beginning of period	10,554	7,801
Cash and cash equivalents, end of period	$20,413	$25,088
Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$2,571	$2,680
Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in
escrow pending 1031 exchange	$—	$9,770
Accrued capital expenditures, construction costs, pre-development costs and interest	$5,226	$2,043
Financing activities:
Dividends declared but not paid	$2,046	$2,077

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

The consolidated results of operations for three-month period ended January 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2014 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 –Recently issued accounting standards:

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation. The new guidance requires discontinued operation treatment for disposals of a component or group of components that represent a strategic shift that has, or will have, a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company has adopted this guidance effective with its 1st quarter ended January 31, 2015. The adoption of this guidance did not have any impact on our financial statements.

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

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (see Note 15) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method at the average market price during the period. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2015, the outstanding options were anti-dilutive.

For the three months ended January 31, 2014, no options or other potentially dilutive shares were outstanding.

Note 4 - Interest rate swap contracts:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $19.2 million is outstanding as of January 31, 2015. The new loan will mature on January 3, 2023. In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At January 31, 2015, the derivative financial instrument has a notional amount of approximately $19,263,000 and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At January 31, 2015, the derivative financial instrument has a notional amount of approximately $16,200,000 and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC and the FREIT Regency, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the three-months ended January 31, 2015, FREIT recorded an unrealized loss of $2,149,000 in comprehensive income representing the reduction in the fair value of the swap which resulted in a corresponding net liability of $1,634,000 as of January 31, 2015. As of January 31, 2014, FREIT recorded an asset of $1,050,000 representing the fair value of the swap, along with a corresponding increase to accumulated other comprehensive income of $70,000. During the year ended October 31, 2014, FREIT recorded an unrealized loss of $465,000 in comprehensive income representing the reduction in the fair value of the swap, which resulted in a $515,000 corresponding asset as of October 31, 2014. The fair values are based on observable inputs (level 2 in the fair value hierarchy).

Note 5 – Discontinued operations:

On December 20, 2013, FREIT’s South Brunswick property, which consisted of vacant land, was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $8.7 million capital gain. The net proceeds from this sale, which were approximately $9.8 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on June 18, 2014, and the sale proceeds held in escrow were applied to the purchase price of such property.

The gain from the sale of the South Brunswick property described above, has been classified as discontinued operations in the accompanying statements of income for the three months ended January 31, 2014.

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

The acquisition price of $20,625,000 has been allocated as follows: $18.5 million to the buildings and $2.1 million to the land.

FREIT identified the Regency as a replacement property for the vacant land located in South Brunswick, New Jersey that FREIT sold on December 20, 2013 (see Note 5). The Regency is part of FREIT’s Residential segment.

The following unaudited pro forma information shows the results of operations for the three-month period ended January 31, 2014 for FREIT and Subsidiaries as though the Regency had been acquired at the beginning of fiscal 2014:

FREIT/Regency Pro Forma

Quarter Ended
January 31, 2014
Pro Forma
Revenues	$11,125
Net expenses	9,987
Income from continuing operations	1,138
Income from discontinued operations	7
Gain on sale of discontinued operation	8,693
Net income	9,838
Net income attributable to noncontrolling interest in subsidiaries	(193)
Net income attributable to common equity	$9,645
Earnings per share - basic and diluted:
Continuing operations	$0.13
Discontinued operations	1.26
Net income attributable to common equity	$1.39
Weighted average shares outstanding - basic and diluted	6,932

The pro forma results for the prior year period reflects the following adjustments: (a) additional depreciation expense based on the purchase price allocated to the buildings and a depreciable life of 40 years, and (b) additional interest expense based on the $10 million loan used towards the purchase of the property at acquisition date.

The pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2014, or of future results of operations of FREIT’s combined properties.

Note 7 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the three-month periods ended January 31, 2015 and 2014, amounted to $421,000 and $45,000, respectively.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees were approximately $460,000 and $444,000 for the three-month periods ended January 31, 2015 and 2014, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such items amounted to approximately $69,000 and $69,000 for the three-months ended January 31, 2015 and 2014, respectively. The management agreement expires on October 31, 2015, and is automatically renewed for periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $45,000 and $30,000 for the three-months ended January 31, 2015 and 2014, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC, a definitive agreement for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly owned subsidiary of Hekemian, has been approved and executed. Such fees incurred to Hekemian and Resources during the three-months ended January 31, 2015 and 2014 were $482,000 and $429,000, respectively. Fees paid in the current three-month period relate to fees paid to Resources relative to the Rotunda development project. Fees paid in the prior year’s three-month period relate to $330,000 in commissions paid to Hekemian relative to the sale of FREIT’s South Brunswick, NJ property and $99,000 related to services performed with regard to the Hammel Gardens and Steuben Arms mortgage loan refinancings.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three-months ended January 31, 2015 and 2014 was approximately $132,000 and $156,000, respectively, for Mr. Robert S. Hekemian, and $16,000 and $11,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 9 – Mortgage refinancings:

On May 28, 2013, the balance of the Grande Rotunda LLC acquisition loan amounting to $19 million was purchased from the bank by FREIT. The due date of the loan was May 1, 2013. While the bank agreed to an additional extension of ninety (90) days from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of January 31, 2015, $58.2 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $39.2 million was used toward the construction at the Rotunda.

On November 19, 2013, FREIT refinanced the mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million. The new mortgage amounts reflect, in part, the appreciated value of those assets. This refinancing resulted in: (i) a reduction of annual interest costs from 6.4% to 4.54%, and (ii) net refinancing proceeds of approximately $10 million that were available for capital expenditures and general corporate purposes.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay-off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2015 and October 31, 2014:

	January 31,	October 31,
($ In Millions)	2015	2014
Fair Value	$288.3	$256.0
Carrying Value	$277.2	$251.6

Fair values are estimated based on market interest rates at January 31, 2015 and October 31, 2014 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

Note 11 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment contains ten (10) separate properties and the residential segment contains seven (7) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the three-month period ended January 31, 2015 and 2014. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2015	2014
	(In Thousands)
Real estate rental revenue:
Commercial	$5,744	$5,707
Residential	5,612	4,916
Total real estate revenue	11,356	10,623
Real estate operating expenses:
Commercial	2,432	2,324
Residential	2,654	2,274
Total real estate operating expenses	5,086	4,598
Net operating income:
Commercial	3,312	3,383
Residential	2,958	2,642
Total net operating income	$6,270	$6,025

Recurring capital improvements-residential	$(86)	$(104)

Reconciliation to consolidated net income:
Segment NOI	$6,270	$6,025
Deferred rents - straight lining	(75)	(46)
Amortization of acquired leases	(1)	(5)
Investment income	40	42
General and administrative expenses	(492)	(402)
Depreciation	(1,647)	(1,520)
Financing costs	(2,782)	(2,976)
Income from continuing operations	1,313	1,118
Income from discontinued operations	—	7
Gain on sale of discontinued operation	—	8,693
Net income	1,313	9,818
Net income attributable to noncontrolling
interests	(265)	(193)
Net income attributable to common equity	$1,048	$9,625

Note 12 – Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for the fiscal year ended October 31, 2014 and intends to distribute as dividends 100% of its ordinary taxable income for the fiscal year ending October 31, 2015. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s financial statements. As described in Note 5, FREIT completed a like-kind exchange with respect to the sale of the South Brunswick, NJ property, which was sold on December 20, 2013 at a gain of approximately $8.7 million. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s financial statements. The tax basis of Regency, which was the replacement property in the like-kind exchange, is approximately $8 million lower than the acquisition cost of approximately $20.6 million recorded for financial reporting purposes. In December 2013, FREIT distributed as dividends the entire capital gain of approximately $3.5 million realized on the sale of its Palisades Manor and Grandview properties in Fiscal 2013. With regard to such capital gain dividend distribution for Fiscal 2013, no provision for federal or state income taxes related to such capital gain income was recorded in FREIT’s financial statements.

As of January 31, 2015, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2011 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 13 – Share repurchases:

On December 4, 2013, the Board authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase which occurred in September 2014 was undertaken in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family were participants in the pension plan.

Note 14 – Stock option plan:

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under the Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024.

The following table summarizes stock option activity for the three-month period ended January 31, 2015:

	Quarter Ended January 31,
	2015
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	246,000	$ 18.45
Options granted during period	-	-
Options outstanding end of period	246,000	$ 18.45
Options expected to vest	238,620
Options exercisable at end of period	-

For the three-month period ended January 31, 2015, compensation expense related to stock options granted amounted to $23,000. At January 31, 2015, there was approximately $431,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over a vesting period of approximately five (5) years.

The aggregate intrinsic value of options outstanding at January 31, 2015 was $147,600.

Note 15 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units will be determined by the closing price of FREIT shares on the date as set forth in the agreement. As a result of the plan amendment described above, all Trustee fees and related interest for the three-months ended January 31, 2015, which amounted to approximately $187,000, have been paid through the issuance of 9,807 FREIT share units based on the closing price of FREIT shares on January 29, 2015, the date as set forth in the agreement. Such vested units are reflected in “Shares of beneficial interest” in FREIT’s Condensed Consolidated Balance Sheet as of January 31, 2015.

FREIT has charged $184,000 of this amount, representing Trustee fees and interest, to expense and the balance of $3,000, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 16 – Subsequent event:

On February 17, 2015, FREIT announced that it has commenced a tender offer to purchase up to 100,000 shares of beneficial interest in the Company at a price of $23.00 per share, which it intends to fund principally from cash and cash equivalents. The number of shares proposed to be purchased in the tender offer represents approximately 1.5% of FREIT’s currently outstanding shares.

FREIT’s Trustees and executive officers have advised FREIT that they do not intend to tender their shares of beneficial interest in FREIT in the tender offer.

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. On July 24, 2012, the Board approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. Rotunda began construction in September 2013, and is currently moving forward with the next phase of the construction project.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, have been applied consistently as at January 31, 2015, and for the three-months ended January 31, 2015 and 2014. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2015 (“Current Quarter”) increased 6.7% to $11,280,000, compared to $10,572,000 for the three months ended January 31, 2014 (“Prior Year’s Quarter”). Income from continuing operations for the Current Quarter was $1,313,000 compared to $1,118,000 for the Prior Year’s Quarter.

Net income attributable to common equity (“net income-common equity”) for the Current Quarter was $1,048,000 ($0.15 per share basic and diluted), compared to $9,625,000 ($1.39 per share basic and diluted) for the Prior Year’s Quarter. Included in net income-common equity for the Prior Year’s Quarter was a gain of approximately $8.7 million relating to the sale of the South Brunswick property in December 2013. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the three months ended January 31, 2015 and 2014:

NET INCOME COMPONENTS

	Three Months Ended
	January 31,
	2015	2014	Change
	(In thousands)
Income from real estate operations:
Commercial properties	$ 3,236	$ 3,332	$ (96)

Residential properties	2,958	2,642	316
Total income from real estate operations	6,194	5,974	220

Financing costs:
Fixed rate mortgages	(2,620)	(2,768)	148
Floating rate - Rotunda	(41)	(109)	68
Credit line	(35)	-	(35)
Other- Corporate interest	(86)	(99)	13
Total financing costs	(2,782)	(2,976)	194

Investment income	40	42	(2)

General & administrative expenses:
Accounting fees	(140)	(128)	(12)
Legal & professional fees	(19)	(18)	(1)
Trustee fees	(208)	(127)	(81)
Corporate expenses	(125)	(129)	4
Total general & administrative expenses	(492)	(402)	(90)

Depreciation	(1,647)	(1,520)	(127)

Income from continuing operations	1,313	1,118	195

Income from discontinued operations	-	7	(7)
Gain on sale of discontinued operation	-	8,693	(8,693)

Net income	1,313	9,818	(8,505)
Net income attributable to noncontrolling
interests in subsidiaries	(265)	(193)	(72)

Net income attributable to common equity	$ 1,048	$ 9,625	$ (8,577)

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

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Quarter, as compared to the Prior Year’s Quarter. (See below for definition of NOI.):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2015	2014	$	%	2015	2014	$	%	2015	2014
	(In thousands)				(In thousands)				(In thousands)
Rental income	$ 4,392	$ 4,394	$ (2)	0.0%	$ 5,365	$ 4,649	$ 716	15.4%	$ 9,757	$ 9,043
Reimbursements	1,337	1,283	54	4.2%	-	-	-		1,337	1,283
Other	15	30	(15)	-50.0%	247	267	(20)	-7.5%	262	297
Total revenue	5,744	5,707	37	0.6%	5,612	4,916	696	14.2%	11,356	10,623

Operating expenses	2,432	2,324	108	4.6%	2,654	2,274	380	16.7%	5,086	4,598
Net operating income	$ 3,312	$ 3,383	$ (71)	-2.1%	$ 2,958	$ 2,642	$ 316	12.0%	6,270	6,025
Average
Occupancy %	83.1%	82.7%		0.4%	95.2%	93.1%		2.1%

				Reconciliation to consolidated net income:
				Deferred rents - straight lining					(75)	(46)
				Amortization of acquired leases					(1)	(5)
				Investment income					40	42
				General and administrative expenses					(492)	(402)
				Depreciation					(1,647)	(1,520)
				Financing costs					(2,782)	(2,976)
				Income from continuing operations					1,313	1,118
				Income from discontinued operations					-	7
				Gain on sale of discontinued operation					-	8,693
				Net income					1,313	9,818
				Net income attributable to noncontrolling interests					(265)	(193)
				Net income attributable to common equity					$ 1,048	$ 9,625

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Quarter increased by 0.6% from the Prior Year’s Quarter. The increase in total revenue for the Current Quarter was primarily attributable to increased rental income at the Damascus, Westwood Plaza and Franklin Crossing shopping centers, due to an increase in occupancy for the Current Quarter over last year’s comparable period. NOI for the Current Quarter decreased by 2.1% from the Prior Year’s Quarter. The decrease in NOI was attributable to an increase in operating expense, primarily an $84,000 increase in the bad debt reserve at FREIT’s Westridge Square property, which resulted from G-Mart notifying FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease effective November 1, 2014.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Quarter, same property revenue for our commercial segment increased by 2.2% compared to the Prior Year’s Quarter. The increase in same property revenue for the Current Quarter was primarily attributable to increased rental income at the Damascus, Westwood Plaza and Franklin Crossing shopping centers, due to an increase in occupancy for the Current Quarter over last year’s comparable period. For the Current Quarter, same property NOI decreased by 1.5% from the Prior Year’s Quarter. The decrease in NOI was attributable to an increase in operating expense, primarily an $84,000 increase in the bad debt reserve at FREIT’s Westridge Square property, which resulted from G-Mart notifying FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease effective November 1, 2014.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (Sq Ft)	Weighted Average Prior Lease Rate (Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (Sq Ft) (a)	Lease Commissions (Sq Ft) (a)

Comparable leases	5	53,760	$15.86	$11.33	40.0%	$—	$0.54
							.
Non-comparable leases	1	1,925	$27.04	N/A	N/A	$—	$1.34

Total leasing activity	6	55,685

(a)	These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

Despite minor tenant fall-out at some of our commercial properties and the vacancy of the G-Mart at our Westridge Square property, occupancy at many of our other commercial properties has been on the upswing for the Current Quarter. Average occupancy for the Current Quarter increased 0.4%, compared to the Prior Year’s Quarter. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September, 2013, average occupancy rates for the Current Quarter decreased 2.8% over last year’s comparable period, which was primarily due to the G-Mart vacancy at Westridge Square as of November 1, 2014.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of January 31, 2015, approximately 82.8% of the space at the Damascus Center is leased and 80.4% is occupied.

On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc. (“G-Mart”) for a significant portion (40,000 square feet) of the space previously occupied by Giant of Maryland, LLC (“Giant”). G-Mart managed an international grocery store chain. FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began operations at the center in September 2013. Effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 square foot space was signed by H-Mart, an international grocery store chain, in November 2014. H-Mart is expected to open for business sometime in May 2015. All of the tenant improvements related to G-Mart will be utilized by H-Mart.

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. The original plans for the renovation and expansion of the property were completed in 2008. As a result of Giant vacating its space, the scope of the project and the development plans were revised to include, in addition to the office building, 379 residential apartment units, approximately 153,000 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $67.8 million has been incurred through January 31, 2015, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as ongoing construction costs related to the project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. FREIT started construction in September 2013.

Through January 31, 2015, funding for the construction at the Rotunda was provided by: (a) the Grande members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $58.2 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $39.2 million was used towards the construction at the Rotunda. (See discussion under Liquidity and Capital resources for further details regarding the Rotunda financing.)

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter increased by 14.2% and 12.0%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue for the Current Quarter was primarily attributable to: (a) the addition of the operating results of the Regency (see discussion below), (b) increased base rent, and (c) higher occupancy levels at several of our properties. Average occupancy levels for the Current Quarter increased 2.1%, as compared to last year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for the Current Quarter increased by 2.6% and 3.4%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue for the Current Quarter was primarily attributable to: (a) increased base rent, and (b) higher occupancy levels at several of our properties. The Regency property is not included as same property, since it is a newly acquired property that has been in operation for less than a year.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,706 and $1,671, respectively. For comparability purposes, the average residential rent for the Prior Year’s Quarter has been restated to include the impact of the Regency. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $224,000 and $209,000, respectively.

On June 18, 2014, FREIT completed the acquisition of the Regency, a residential apartment complex located in Middletown, New York. The Regency complex consists of 132 units in 11 buildings and a clubhouse. The acquisition cost was $20,625,000 (exclusive of $648,000 of transaction costs), which was funded in part with the $9.8 million in net proceeds from the sale of the South Brunswick land, and the remaining balance of $11.5 million was funded utilizing $10 million of FREIT’s credit line with Provident Bank, and FREIT’s available cash. On December 29, 2014, FREIT Regency, LLC secured long-term financing for the Regency property in the amount of $16.2 million from Provident Bank (see discussion under Liquidity and Capital Resources). A portion of the loan proceeds was used to replace the funds borrowed from FREIT’s credit line, and the remainder are available to fund FREIT’s future capital expenditures and for general corporate purposes.

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders and the Regency, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, air conditioning system replacement, and heating/cooling riser pipe replacement) have been undertaken at The Pierre. The parking structure restoration project, as well as the replacement of the A/C system, were completed in Fiscal 2014 at a cost of approximately $750,000 and $1 million, respectively. We have substantially completed modernizing, where required, all apartments. The remaining apartments will be renovated as they become vacant. In addition, we have begun a major project to replace the heating and cooling riser pipe system at The Pierre, which is expected to be completed within the next year, at an estimated cost of $1.5 million. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Three Months Ended
	January 31,
	2015	2014
	(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$2,419	$2,511
New	281	154
2nd Mortgages
Existing	—	12
Variable rate mortgages:
Acquisition loan-Rotunda	—	82
Construction loan-Rotunda	298	71
Credit line	35	—
Other	86	99
	3,119	2,929
Amortization of Mortgage Costs	84	92
Total Financing Costs	3,203	3,021
Less Amounts capitalized	(421)	(45)
Total Financing Costs Expensed	$2,782	$2,976

Total financing costs for the Current Quarter increased 6.0% compared to the prior year’s comparable period. The increase for the Current Quarter is primarily attributable to the Rotunda construction loan of $58.2 million, and the Regency loan of $16.2 million. (See discussions under Liquidity and Capital Resources below).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $492,000, as compared to $402,000 for the prior year’s comparable period. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees. The primary reason for the increase in G&A for the Current Quarter is the increase in Trustee fees, as a result of a change in their Deferred Fee Plan, along with increases in Trustee meeting attendance fees and annual retainer fees effective November 1, 2014 (see discussion under Note 15).

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $1,647,000, as compared to $1,520,000 for the prior year’s comparable period. The increase in depreciation was due to depreciation related to the Regency acquisition and certain assets becoming operational as of the end of Fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.6 million for the Current Quarter compared to $3.3 million for the Prior Year’s Quarter. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2015, FREIT had cash and cash equivalents totaling $20.4 million, compared to $10.6 million at October 31, 2014. The increase in cash for the Current Quarter is primarily attributable to net proceeds of approximately $15.8 million related to the securing of long-term financing for the Regency property, offset by the repayment of $5 million related to FREIT’s outstanding credit line balance. (See discussion below for additional information relating to this loan.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of approximately $13 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The $5 million that was outstanding as of October 31, 2014, was repaid to the bank in the Current Quarter. As of January 31, 2015, approximately $13 million was available under the line of credit, and no amount was outstanding.

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

At January 31, 2015, FREIT’s aggregate outstanding mortgage debt was $277.2 million, which bears a weighted average interest rate of 4.48%, and an average life of approximately 5.3 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2021	2022	2023	2024	2025
(In millions)
Mortgage "Balloon" Payments	$24.5	$22.0	$4.9	$103.4	$19.1	$14.4	$32.5	$15.9	$13.9

The following table shows the estimated fair value and carrying value of our long-term debt at January 31, 2015 and October 31, 2014:

	January 31,	October 31,
($ in Millions)	2015	2014

Fair Value	$288.3	$256.0

Carrying Value	$277.2	$251.6

Fair values are estimated based on market interest rates at January 31, 2015 and October 31, 2014 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2015, a 1% interest rate increase would reduce the fair value of our debt by $10.0 million, and a 1% decrease would increase the fair value by $10.6 million.

On November 19, 2013, FREIT refinanced the first mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million. The new mortgage amounts reflect, in part, the appreciated value of those assets. This refinancing resulted in: (i) a reduction of annual interest costs from 6.4% to 4.54%, and (ii) net refinancing proceeds of approximately $10 million that were available for capital expenditures and general corporate purposes.

On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of January 31, 2015, $58.2 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $39.2 million was used towards the construction at the Rotunda.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay-off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

Interest rate swap contracts: To reduce interest rate volatility, FREIT uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the term of a certain loan. We enter into these swap contracts with a counterparty that is usually a high-quality commercial bank.

In essence, we agree to pay our counterparties a fixed rate of interest on a dollar amount of notional principal (which corresponds to our mortgage debt) over a term equal to the term of the mortgage notes. Our counterparties, in return, agree to pay us a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as our mortgage notes.

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

FREIT had variable interest rate mortgages securing its Damascus Center and Regency properties. To reduce interest rate fluctuations FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were initially based on a notional amount of approximately $20,000,000 ($19,263,000 at January 31, 2015) for the Damascus Center swap, and a notional amount of approximately $16,200,000 at January 31, 2015 for the Regency swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2015, both of FREIT’s swap contracts were in the counterparties’ favor. If FREIT had terminated its contract at that date it would have realized losses of approximately $336,000 and $1.3 million, for the Damascus Center and Regency swaps, respectively. These amounts have been included as a liability in FREIT’s balance sheet as at January 31, 2015, and the change (gain or loss) between reporting periods included in comprehensive income. At October 31, 2014, FREIT’s Damascus Center swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $515,000. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2014.

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

	Three Months Ended January 31,
	2015	2014
	(in thousands, except per share amounts)
Funds From Operations ("FFO") (a)

Net income	$ 1,313	$ 9,818
Depreciation of consolidated properties	1,647	1,520
Amortization of deferred leasing costs	75	62
Gain on sale of discontinued operation	-	(8,693)
Distributions to minority interests	(300)	(255)
FFO	$ 2,735	$ 2,452

Per Share - Basic and Diluted	$ 0.40	$ 0.35

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")

FFO	$ 2,735	$ 2,452
Amortization of acquired leases	1	5
Deferred rents (Straight lining)	75	46
Less: FFO from discontinued operations	-	(7)
Capital Improvements - Apartments	(86)	(104)
AFFO	$ 2,725	$ 2,392

Per Share - Basic and Diluted	$ 0.40	$ 0.35

Weighted Average Shares Outstanding:
Basic and Diluted	6,821	6,932

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

On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase was undertaken in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family were participants in the pension plan.

STOCK OPTION PLAN

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under the Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024. (See Note 14 for further details.)

DEFERRED FEE PLAN

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units will be determined by the closing price of FREIT shares on the date of the deferral. (See Note 15 for further details.)

FREIT TENDER OFFER

On February 17, 2015, FREIT announced that it has commenced a tender offer to purchase up to 100,000 shares of beneficial interest in the Company at a price of $23.00 per share. The number of shares proposed to be purchased in the tender offer represents approximately 1.5% of FREIT’s currently outstanding shares. (See Note 16 for further details.)

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2015. There has been no change in FREIT’s internal control over financial reporting during the three months ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2014, that was filed with the Securities and Exchange Commission on January 14, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 12, 2015

/s/ Robert S. Hekemian
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)