Form 10-Q
period 2015-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2015-06-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2015

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

As of June 9, 2015, the number of shares of beneficial interest outstanding was 6,726,869

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index	Page 3

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2015	2014
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$220,603	$222,317
Construction in progress	77,516	50,146
Cash and cash equivalents	15,936	10,554
Tenants' security accounts	1,594	1,590
Receivables arising from straight-lining of rents	3,721	3,869
Accounts receivable, net of allowance for doubtful accounts	1,937	1,673
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	4,049	4,059
Deferred charges, net	4,979	5,143
Interest rate swap contract	22	515
Total Assets	$335,808	$305,317

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$287,019	$251,552
Deferred trustee compensation payable	9,078	9,017
Accounts payable and accrued expenses	9,663	9,495
Dividends payable	2,018	2,046
Tenants' security deposits	2,402	2,319
Deferred revenue	708	1,042
Interest rate swap contract	848	—
Total Liabilities	311,736	275,471

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	25,415	24,985
Treasury stock, at cost: 266,283 shares @ April 30, 2015
and 171,981 @ October 31, 2014	(5,517)	(3,348)
Dividends in excess of net income	(8,762)	(6,270)
Accumulated other comprehensive (loss) income	(832)	360
Total Common Equity	10,304	15,727
Noncontrolling interests in subsidiaries	13,768	14,119
Total Equity	24,072	29,846
Total Liabilities and Equity	$335,808	$305,317

See Notes to Condensed Consolidated Financial Statements.

Index	Page 4

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2015 AND 2014

  (Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2015	2014	2015	2014
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$19,211	$18,093	$9,530	$9,101
Reimbursements	2,990	2,746	1,653	1,463
Sundry income	331	365	69	68
	22,532	21,204	11,252	10,632

Expenses:
Operating expenses	7,074	5,732	3,935	3,066
Management fees	984	957	498	489
Real estate taxes	3,928	3,728	1,975	1,864
Depreciation	3,295	3,040	1,648	1,520
	15,281	13,457	8,056	6,939

Operating income	7,251	7,747	3,196	3,693

Investment income	76	83	36	41
Interest expense including amortization
of deferred financing costs	(5,553)	(5,821)	(2,771)	(2,844)
Income from continuing operations	1,774	2,009	461	890

Income from discontinued operations	—	7	—	—
Gain on sale of discontinued operation	—	8,734	—	41
Net income	1,774	10,750	461	931

Net (income) loss attributable to
noncontrolling interest in subsidiaries	(194)	(291)	71	(98)

Net income attributable to
common equity	$1,580	$10,459	$532	$833

Earnings per share - basic and diluted:
Continuing operations	$0.23	$0.25	$0.08	$0.11
Discontinued operations	—	1.26	—	0.01
Net income attributable to common equity	$0.23	$1.51	$0.08	$0.12

Weighted average shares outstanding:
Basic	6,807	6,927	6,793	6,922

Diluted	6,807	6,927	6,808	6,922

Amounts attributable to common equity:
Income from continuing operations	$1,580	$1,718	$532	$792
Income from discontinued operations	—	8,741	—	41
Net income attributable to common equity	$1,580	$10,459	$532	$833

See Notes to Condensed Consolidated Financial Statements.

Index	Page 5

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2015 AND 2014

 (Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2015	2014	2015	2014
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$1,774	$10,750	$461	$931

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contract
before reclassifications	(1,617)	(164)	642	(155)
Amount reclassified from accumulated other
comprehensive income to interest expense	276	153	166	74
Net unrealized gain (loss) on interest rate swap contract	(1,341)	(11)	808	(81)
Comprehensive income	433	10,739	1,269	850
Net (income) loss attributable to noncontrolling interests	(194)	(291)	71	(98)
Other comprehensive income (loss):
Unrealized loss (income) on interest rate swap contract
attributable to noncontrolling interests	149	3	(107)	24
Comprehensive (income) loss attributable to noncontrolling interests	(45)	(288)	(36)	(74)
Comprehensive income attributable to common equity	$388	$10,451	$1,233	$776

See Notes to Condensed Consolidated Financial Statements.

Index	Page 6

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED APRIL 30, 2015

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2014	$24,985	$(3,348)	$(6,270)	$360	$15,727	$14,119	$29,846

Repurchase of 94,302 shares of beneficial interest		(2,169)			(2,169)		(2,169)

Stock based compensation expense	47				47		47

Vested share units granted to Trustees	383				383		383

Distributions to noncontrolling interests					—	(396)	(396)

Net income			1,580		1,580	194	1,774

Dividends declared, including $9 payable in share units ($0.60 per share)			(4,072)		(4,072)	—	(4,072)

Unrealized loss on interest rate swap				(1,192)	(1,192)	(149)	(1,341)

Balance at April 30, 2015	$25,415	$(5,517)	$(8,762)	$(832)	$10,304	$13,768	$24,072

See Notes to Condensed Consolidated Financial Statements.

Index	Page 7

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2015 AND 2014

(Unaudited)

	Six Months Ended
	April 30,
	2015	2014
	(In Thousands of Dollars)
Operating activities:
Net income	$1,774	$10,750
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	3,295	3,040
Amortization	324	316
Stock based compensation expense	47	—
Trustee fees and related interest payable in stock units	374	—
Net amortization of acquired leases	1	11
Gain on sale of discontinued operation	—	(8,734)
Changes in operating assets and liabilities:
Tenants' security accounts	79	26
Accounts and straight-line rents receivable,
prepaid expenses and other assets	(237)	(686)
Accounts payable, accrued expenses and deferred
trustee compensation	(299)	627
Deferred revenue	(277)	(125)
Net cash provided by operating activities	5,081	5,225
Investing activities:
Capital improvements - existing properties	(1,714)	(2,305)
Construction and pre-development costs	(25,800)	(6,602)
Secured loans receivable to noncontrolling interest	—	(2,128)
Net cash used in investing activities	(27,514)	(11,035)
Financing activities:
Repayment of mortgages and construction loan	(2,047)	(13,110)
Repayment of credit line	(5,000)	—
Proceeds from mortgage loan refinancings	16,200	19,700
Proceeds from construction loan	25,637	19,000
Deferred financing costs	(318)	(2,583)
Dividends paid	(4,092)	(6,658)
Repurchase of Company stock-Treasury shares	(2,169)	(357)
Additional investment by noncontrolling interest	—	2,128
Distributions to noncontrolling interests	(396)	(466)
Net cash provided by financing activities	27,815	17,654
Net increase in cash and cash equivalents	5,382	11,844
Cash and cash equivalents, beginning of period	10,554	7,801
Cash and cash equivalents, end of period	$15,936	$19,645

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$5,136	$5,319

Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in
escrow pending 1031 exchange	$—	$9,770
Accrued capital expenditures, construction costs, pre-development costs and interest	$6,551	$6,336
Financing activities:
Dividends declared but not paid	$2,018	$2,077

See Notes to Condensed Consolidated Financial Statements.

Index	Page 8

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

The consolidated results of operations for six and three-month periods ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2014 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 –Recently issued accounting standards:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation. The new guidance requires discontinued operation treatment for disposals of a component or group of components that represent a strategic shift that has, or will have, a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company has adopted this guidance effective with its 1st quarter ended January 31, 2015. The adoption of this guidance did not have any impact on our financial statements.

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

ln February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Amendments to the Consolidation Analysis," ("ASU 2015-02"), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. ASU 2015-02 amends: the assessment of whether a limited partnership or an LLC is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interest held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships or LLCs, clarifies how to determine whether the equity holders as a group have power over an entity. The Company is evaluating the adoption of ASU 2015-02 to determine if it will have any effect on our consolidated financial statements or footnote disclosures.

ln April 2015, the FASB issued ASU 2015-03, "Interest- Imputation of Interest (Subtopic 835-30):

Simplifying the Presentation of Debt Issuance Costs" which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years with early adoption permitted. The adoption of this guidance, which is required to be applied on a retrospective basis, will not have a material effect on our financial statements.

See Notes to Condensed Consolidated Financial Statements.

Index	Page 9

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (see Note 15) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the six months ended April 30, 2015, the outstanding stock options were anti-dilutive, and for the three months ended April 30, 2015, the outstanding stock options increased the average dilutive shares outstanding by approximately 14,000 shares, with no impact on earnings per share. For the six and three months ended April 30, 2014, no vested options or other potentially dilutive securities were outstanding.

Note 4 - Interest rate swap contracts:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $19.1 million is outstanding as of April 30, 2015. The new loan will mature on January 3, 2023. In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At April 30, 2015, the derivative financial instrument had a notional amount of approximately $19.16 million and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At April 30, 2015, the derivative financial instrument has a notional amount of approximately $16.2 million and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC and the FREIT Regency, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the six and three-months ended April 30, 2015, FREIT recorded an unrealized loss of $1,341,000 and an unrealized gain of $808,000, respectively, in comprehensive income representing the reduction in the fair value of the swap which resulted in a corresponding liability of $848,000, and an asset of $22,000 as of April 30, 2015. As of April 30, 2014, FREIT recorded an asset of $969,000 representing the fair value of the swap, along with a corresponding decrease to accumulated other comprehensive income of $11,000 and $81,000 for the six and three months ended April 30, 2014, respectively. During the year ended October 31, 2014, FREIT recorded an unrealized loss of $465,000 in comprehensive income representing the reduction in the fair value of the swap, which resulted in a $515,000 corresponding asset as of October 31, 2014. The fair values are based on observable inputs (level 2 in the fair value hierarchy).

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

The gain from the sale of the South Brunswick property described above has been classified as discontinued operations in the accompanying statements of income for the six and three months ended April 30, 2014.

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

See Notes to Condensed Consolidated Financial Statements.

Index	Page 10

The acquisition price of $20,625,000 has been allocated as follows: $18.5 million to the buildings and $2.1 million to the land.

FREIT identified the Regency as a replacement property for the vacant land located in South Brunswick, New Jersey that FREIT sold on December 20, 2013 (see Note 5). The Regency is part of FREIT’s Residential segment.

The following unaudited pro forma information shows the results of operations for the six and three-month periods ended April 30, 2014 for FREIT and Subsidiaries as though the Regency had been acquired at the beginning of fiscal 2014:

FREIT/Regency Pro Forma

	Six Months Ended	Quarter Ended
	April 30, 2014	April 30, 2014
	Pro Forma	Pro Forma

Revenues	$22,309	$11,185

Net expenses	20,261	10,275

Income from continuing operations	2,048	910

Income from discontinued operations	7	—
Gain on sale of discontinued operation	8,734	41

Net income	10,789	951

Net income attributable to noncontrolling interest in subsidiaries	(291)	(98)

Net income attributable to common equity	$10,498	$853

Earnings per share - basic and diluted:
Continuing operations	$0.26	$0.11
Discontinued operations	1.26	0.01
Net income attributable to common equity	$1.52	$0.12

Weighted average shares outstanding - basic and diluted	6,927	6,922

The pro forma results for the prior year periods reflect the following adjustments: (a) additional depreciation expense based on the purchase price allocated to the buildings and a depreciable life of 40 years, and (b) additional interest expense based on the $10 million loan used towards the purchase of the property at acquisition date.

The pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2014, or of future results of operations of FREIT’s combined properties.

Note 7 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the six month periods ended April 30, 2015 and 2014, respectively amounted to $933,000 and $512,000, and $220,000 and $175,000, for the three-month periods ended April 30, 2015 and 2014, respectively.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees were approximately $933,000 and $906,000, for the six-month period ended April 30, 2015 and 2014, respectively, and $473,000 and $463,000, for the three-month period ended April 30, 2015 and 2014, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such items amounted to approximately $136,000 and $534,000, for the six-months ended April 30, 2015 and 2014, respectively, and $67,000 and $465,000, for the three-months ended April 30, 2015 and 2014, respectively. Fees for the prior year’s six and three-month periods include $396,000 in leasing commissions paid to Hekemian relative to the Safeway lease at the Damascus shopping center. The management agreement expires on October 31, 2015, and is automatically renewed for periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

See Notes to Condensed Consolidated Financial Statements.

Index	Page 11

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $56,000 and $34,000, for the six-months ended April 30, 2015 and 2014, respectively, and $11,000 and $5,000, for the three-months ended April 30, 2015 and 2014, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC, a definitive agreement for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly owned subsidiary of Hekemian, has been approved and executed. Fees incurred to Hekemian and Resources during the six-months ended April 30, 2015 and 2014 were $793,000 and $429,000, respectively, and $312,000 and $0 for the three-months ended April 30, 2015 and 2014, respectively. Fees paid in the current six-month period relate to fees paid to Resources relative to the Rotunda development project. Fees paid in the prior year’s six-month period relate to $330,000 in commissions paid to Hekemian relative to the sale of FREIT’s South Brunswick, NJ property and $99,000 related to services performed with regard to the Hammel Gardens and Steuben Arms mortgage loan refinancings.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the six-months ended April 30, 2015 and 2014 was approximately $266,000 and $313,000, respectively, for Mr. Robert S. Hekemian, and $31,000 and $23,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 9 – Mortgage refinancings:

On May 28, 2013, the balance of the Grande Rotunda LLC acquisition loan amounting to $19 million was purchased from the bank by FREIT. The due date of the loan was May 1, 2013. While the bank agreed to an additional extension of ninety (90) days from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of April 30, 2015, $69.0 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $50.0 million was used toward the construction at the Rotunda.

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

See Notes to Condensed Consolidated Financial Statements.

Index	Page 12

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2015 and October 31, 2014:

	April 30,	October 31,
($ In Millions)	2015	2014

Fair Value	$294.0	$256.0

Carrying Value	$287.0	$251.6

Fair values are estimated based on market interest rates at April 30, 2015 and October 31, 2014 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the six and three-month periods ended April 30, 2015 and 2014. Asset information is not reported since FREIT does not use this measure to assess performance.

See Notes to Condensed Consolidated Financial Statements.

Index	Page 13

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Real estate rental revenue:
Commercial	$11,688	$11,512	$5,944	$5,804
Residential	10,993	9,790	5,381	4,874
Total real estate revenue	22,681	21,302	11,325	10,678

Real estate operating expenses:
Commercial	5,415	4,966	2,983	2,643
Residential	5,427	4,648	2,773	2,375
Total real estate operating expenses	10,842	9,614	5,756	5,018

Net operating income:
Commercial	6,273	6,546	2,961	3,161
Residential	5,566	5,142	2,608	2,499
Total net operating income	$11,839	$11,688	$5,569	$5,660

Recurring capital improvements-residential	$(254)	$(141)	$(168)	$(37)

Reconciliation to consolidated net income:
Segment NOI	$11,839	$11,688	$5,569	$5,660
Deferred rents - straight lining	(148)	(87)	(73)	(41)
Amortization of acquired leases	(1)	(11)	—	(5)
Investment income	76	83	36	41
General and administrative expenses	(1,144)	(803)	(652)	(401)
Depreciation	(3,295)	(3,040)	(1,648)	(1,520)
Financing costs	(5,553)	(5,821)	(2,771)	(2,844)
Income from continuing operations	1,774	2,009	461	890

Income from discontinued operations	—	7	—	—
Gain on sale of discontinued operation	—	8,734	—	41

Net income	1,774	10,750	461	931

Net (income) loss attributable to noncontrolling
interests	(194)	(291)	71	(98)

Net income attributable to common equity	$1,580	$10,459	$532	$833

See Notes to Condensed Consolidated Financial Statements.

Index	Page 14

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

As of April 30, 2015, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2011 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 13 – Share repurchases:

On February 17, 2015, FREIT announced a tender offer to purchase up to 100,000 shares of FREIT’s beneficial interest at a price of $23.00 per share. The tender offer expired on March 20, 2015, and in connection therewith FREIT repurchased 94,302 shares of beneficial interest at $23.00 per share, for an aggregate purchase price of $2,168,946 which it funded principally from cash and cash equivalents. FREIT’s Trustees and executive officers did not tender their shares of beneficial interest in FREIT in the tender offer.

On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian, for an aggregate cash purchase of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase which occurred in September 2014 was undertaken in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family were participants in the pension plan.

On December 4, 2013, the Board authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

Note 14 – Stock option plan:

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024.

The following table summarizes stock option activity for the six-month period ended April 30, 2015:

	Six Months Ended April 30,
	2015
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	246,000	$18.45
Options granted during period	—	—
Options outstanding end of period	246,000	$18.45
Options expected to vest	238,620
Options exercisable at end of period	—

See Notes to Condensed Consolidated Financial Statements.

Index	Page 15

For the six and three-month periods ended April 30, 2015, compensation expense related to stock options granted amounted to $47,000 and $24,000, respectively. At April 30, 2015, there was approximately $408,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over a vesting period of approximately five (5) years.

The aggregate intrinsic value of options outstanding at April 30, 2015 was $442,800.

Note 15 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan . As a result of the plan amendment described above, all Trustee fees and related interest for the six-months ended April 30, 2015, which amounted to approximately $383,000, have been paid through the issuance of 19,371 FREIT share units based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. The dollar amount of vested units are reflected in “Shares of beneficial interest” in FREIT’s Condensed Consolidated Balance Sheet as of April 30, 2015.

For the six month period ended April 30, 2015, FREIT has charged $375,000 of this amount, representing Trustee fees and interest, to expense and the balance of $8,600, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

See Notes to Condensed Consolidated Financial Statements.

Index	Page 16

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

The economic and financial environment: The U.S. economy slowed to a crawl during the first quarter, but is expected to rebound during the balance of the year. The rebound is expected to show improvement in the housing market, consumer spending and private sector employment, while inflation is expected to remain in check.

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. On July 24, 2012, the Board approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. Rotunda began construction in September 2013, and is moving forward with the completion of this construction project.

Index	Page 17

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, have been applied consistently as at April 30, 2015, and for the six and three-months ended April 30, 2015 and 2014. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

Index	Page 18

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2015 (“Current Six Months”) increased 6.3% to $22,532,000, compared to $21,204,000 for the six months ended April 30, 2014 (“Prior Six Months”). For the three months ended April 30, 2015 (“Current Quarter”) real estate revenue increased 5.8% to $11,252,000, compared to $10,632,000 for the three months ended April 30, 2014 (“Prior Year’s Quarter”). Income from continuing operations for the Current Six Months and Current Quarter was $1,774,000 and $461,000, respectively, compared to $2,009,000 and $890,000 for the prior year’s comparable periods, respectively. The decrease in income from continuing operations for the Current Six Months and Current Quarter was primarily attributable to higher operating expenses and an increase in bad debt expense incurred during the Current Quarter.

Net income attributable to common equity (“net income-common equity”) for the Current Six Months was $1,580,000 ($0.23 per share basic and diluted), compared to $10,459,000 ($1.51 per share basic and diluted) for the Prior Six Months. Net income attributable to common equity (“net income-common equity”) for the Current Quarter was $532,000 ($0.08 per share basic and diluted), compared to $833,000 ($0.12 per share basic and diluted) for the Prior Year’s Quarter. Included in net income-common equity for the Prior Six Months was a gain of approximately $8.7 million relating to the sale of the South Brunswick property in December 2013. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2015 and 2014:

Index	Page 19

NET INCOME COMPONENTS
	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Income from real estate operations:
Commercial properties	$6,124	$6,448	$(324)	$2,888	$3,115	$(227)

Residential properties	5,566	5,142	424	2,608	2,499	109
Total income from real estate operations	11,690	11,590	100	5,496	5,614	(118)

Financing costs:
Fixed rate mortgages	(5,439)	(5,314)	(125)	(2,739)	(2,638)	(101)
Floating rate - Rotunda	(677)	(265)	(412)	(379)	(111)	(268)
Credit line	(35)	—	(35)	—	—	—
Other- Corporate interest	(162)	(278)	116	(76)	(179)	103
Mortgage cost amortization	(173)	(184)	11	(89)	(91)	2
Less amounts capitalized	933	220	713	512	175	337
Total financing costs	(5,553)	(5,821)	268	(2,771)	(2,844)	73

Investment income	76	83	(7)	36	41	(5)

General & administrative expenses:
Accounting fees	(289)	(263)	(26)	(149)	(135)	(14)
Legal & professional fees	(77)	(37)	(40)	(58)	(19)	(39)
Trustee fees	(432)	(254)	(178)	(224)	(127)	(97)
Stock option expense	(47)	—	(47)	(23)	—	(23)
Corporate expenses	(299)	(249)	(50)	(198)	(120)	(78)
Total general & administrative expenses	(1,144)	(803)	(341)	(652)	(401)	(251)

Depreciation	(3,295)	(3,040)	(255)	(1,648)	(1,520)	(128)

Income from continuing operations	1,774	2,009	(235)	461	890	(429)

Income from discontinued operations	—	7	(7)	—	—	—
Gain on sale of discontinued operation	—	8,734	(8,734)	—	41	(41)

Net income	1,774	10,750	(8,976)	461	931	(470)
Net (income) loss attributable to noncontrolling
interests in subsidiaries	(194)	(291)	97	71	(98)	169

Net income attributable to common equity	$1,580	$10,459	$(8,879)	$532	$833	$(301)

The consolidated results of operations for the Current Six Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Quarter, and the Current Years six month period as compared to the Prior Year’s comparable period’s. Quarter. (See below for definition of NOI.):

Index	Page 20

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2015	2014	$	%	2015	2014	$	%	2015	2014
	(In thousands)				(In thousands)				(In thousands)
Rental income	$8,677	$8,729	$(52)	-0.6%	$10,683	$9,462	$1,221	12.9%	$19,360	$18,191
Reimbursements	2,990	2,746	244	8.9%	—	—	—		2,990	2,746
Other	21	37	(16)	-43.2%	310	328	(18)	-5.5%	331	365
Total revenue	11,688	11,512	176	1.5%	10,993	9,790	1,203	12.3%	22,681	21,302

Operating expenses	5,415	4,966	449	9.0%	5,427	4,648	779	16.8%	10,842	9,614
Net operating income	$6,273	$6,546	$(273)	-4.2%	$5,566	$5,142	$424	8.2%	11,839	11,688
Average
Occupancy %	82.8%	82.8%		0.0%	94.5%	94.2%		0.3%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(148)	(87)
Amortization of acquired leases	(1)	(11)
Investment income	76	83
General and administrative expenses	(1,144)	(803)
Depreciation	(3,295)	(3,040)
Financing costs	(5,553)	(5,821)
Income from continuing operations	1,774	2,009
Income from discontinued operations	—	7
Gain on sale of discontinued operation	—	8,734
Net income	1,774	10,750
Net income attributable to noncontrolling interests	(194)	(291)
Net income attributable to common equity	$1,580	$10,459

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2015	2014	$	%	2015	2014	$	%	2015	2014
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,285	$4,334	$(49)	-1.1%	$5,318	$4,813	$505	10.5%	$9,603	$9,147
Reimbursements	1,653	1,463	190	13.0%	—	—	—		1,653	1,463
Other	6	7	(1)	-14.3%	63	61	2	3.3%	69	68
Total revenue	5,944	5,804	140	2.4%	5,381	4,874	507	10.4%	11,325	10,678

Operating expenses	2,983	2,643	340	12.9%	2,773	2,375	398	16.8%	5,756	5,018
Net operating income	$2,961	$3,161	$(200)	-6.3%	$2,608	$2,499	$109	4.4%	5,569	5,660
Average
Occupancy %	82.5%	83.0%		-0.5%	93.7%	95.7%		-2.0%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(73)	(41)
Amortization of acquired leases	—	(5)
Investment income	36	41
General and administrative expenses	(652)	(401)
Depreciation	(1,648)	(1,520)
Financing costs	(2,771)	(2,844)
Income from continuing operations	461	890
Income from discontinued operations	—	—
Gain on sale of discontinued operation	—	41
Net income	461	931
Net income attributable to noncontrolling interests	71	(98)
Net income attributable to common equity	$532	$833

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

Index	Page 21

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by generally accepted accounting principles, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store. In addition, FREIT owns land in Rockaway, NJ and Rochelle Park, NJ from which it receives monthly rental income from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter increased by 1.5% and 2.4%, respectively, from the prior year’s comparable periods. The increase in total revenue for the Current Six Months and Current Quarter was primarily attributable to increased rental income at the Damascus, Westwood Plaza and Franklin Crossing shopping centers, due to an increase in occupancy over last year’s comparable periods. NOI for the Current Six Months and Current Quarter decreased by 4.2% and 6.3%, respectively, from the prior year’s comparable periods The decrease in NOI was attributable to an increase in operating expense, primarily a $200,000 increase in bad debt expense relating to: (a) a $116,000 receivable write-off, resulting from a tenant filing for bankruptcy at the Wayne Preakness shopping center, and (b) an $84,000 receivable write-off, resulting from G-Mart Frederick, Inc. (“G-Mart”) notifying FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease effective November 1, 2014.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Six Months and Current Quarter, same property revenue for the commercial segment increased by 1.7% and 1.3%, respectively, from the prior year’s comparable periods. The increase in same property revenue for the current year was primarily attributable to increased rental income at the Damascus, Westwood Plaza and Franklin Crossing shopping centers, due to an increase in occupancy for the Current Six Months and Current Quarter over last year’s comparable periods. For the Current Six Months and Current Quarter, same property NOI decreased by 3.8% and 6.1%, respectively, from the prior year’s comparable periods. The decrease in NOI was attributable to an increase in operating expense, primarily a $200,000 increase in bad debt expense relating to: (a) a $116,000 receivable write-off, resulting from a tenant filing for bankruptcy at the Wayne Preakness shopping center, and (b) an $84,000 receivable write-off, resulting from G-Mart notifying FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease effective November 1, 2014.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (Sq Ft)	Weighted Average Prior Lease Rate (Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (Sq Ft) (a)	Lease Commissions (Sq Ft) (a)

Comparable leases	10	61,721	$18.19	$11.33	60.5%	$—	$0.54

Non-comparable leases	1	1,925	$27.04	N/A	N/A	$—	$1.34

Total leasing activity	11	63,646

            (a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

For the Current Quarter, average occupancy showed a slight decrease of 0.5%, as compared to the Prior Year’s Quarter. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September, 2013, average occupancy rates for the Current Six Months decreased 3.3% over last year’s comparable period, which was primarily due to the G-Mart vacancy at Westridge Square as of November 1, 2014.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of April 30, 2015, approximately 85.6% of the space at the Damascus Center is leased and 81.6% is occupied.

Index	Page 22

On July 27, 2012, FREIT signed a lease agreement with G-Mart for a significant portion (40,000 square feet) of the space previously occupied by Giant of Maryland, LLC (“Giant”). G-Mart managed an international grocery store chain. FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began operations at the center in September 2013. Effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 square foot space was signed by H-Mart, an international grocery store chain, in November 2014. H-Mart is currently renovating their space but began paying rent in May 2015. All of the tenant improvements related to G-Mart will be utilized for H-Mart.

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. The original plans for the renovation and expansion of the property were completed in 2008. As a result of Giant vacating its space, the scope of the project and the development plans were revised to include, in addition to the office building, 379 residential apartment units, approximately 153,000 sq. ft. of retail space, and over 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $79.6 million has been incurred through April 30, 2015, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as ongoing construction costs related to the project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. FREIT started construction in September 2013.

Through April 30, 2015, funding for the construction at the Rotunda was provided by: (a) the Grande members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $69.0 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $50.0 million was used towards the construction at the Rotunda. (See discussion under Liquidity and Capital resources for further details regarding the Rotunda financing.)

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Six Months increased by 12.3% and 8.2%, respectively, as compared to the Prior Six Months. For the Current Quarter, total revenue and NOI increased by 10.4% and 4.4%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue and NOI for the Current Six Months and Current Quarter was primarily attributable to: (a) the addition of the operating results of the Regency (see discussion below), and (b) increased base rent at all of our residential properties. The increase in revenue for the current period was tempered by an increase in operating expenses at several of our properties. Average occupancy levels for the Current Six Months increased 0.3%, as compared to last year’s comparable period. For the Current Quarter, average occupancy decreased by 2.0% from the Prior Year’s Quarter, primarily due to higher vacancies at the Pierre Towers and Westwood Hills properties

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Regency property is not included as same property, since it is a newly acquired property that has been in operation for less than a year. Same property revenue for FREIT’s residential segment for the Current Six Months increased by 0.8% as compared to the Prior Six Months, whereas, same property NOI for the Current Six Months decreased by 1.3% from last year’s comparable period. Same property revenue and same property NOI for the Current Quarter decreased by 1.0% and 6.2%, respectively, as compared to the Prior Year’s Quarter. Despite the overall increase in base rent for the current year, higher vacancies at several of FREIT’s residential properties for the Current Quarter, along with higher operating expenses were the primary contributors to the decrease in same property revenue and same property NOI.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,732 and $1,685, respectively. For comparability purposes, the average residential rent for the Prior Year’s Quarter has been restated to include the impact of the Regency. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $227,000 and $213,000, respectively.

Index	Page 23

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

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders and the Regency, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, air conditioning system replacement, and heating/cooling riser pipe replacement) have been undertaken at The Pierre. The parking structure restoration project, as well as, the replacement of the A/C system, was completed in Fiscal 2014 at a cost of approximately $750,000 and $1 million, respectively. We have substantially completed modernizing, where required, all apartments. The remaining apartments will be renovated as they become vacant. In addition, we have begun a major project to replace the heating and cooling riser pipe system at The Pierre, which is expected to be completed within the next year, at an estimated cost of $1.5 million. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$4,791	$4,928	$2,428	$2,418
New	648	374	311	220
2nd Mortgages
Existing	—	12	—	—
Variable rate mortgages:
Acquisition loan-Rotunda	—	82	—	—
Construction loan-Rotunda	677	183	379	111
Credit line	35	—	—	—
Other	162	278	76	179
	6,313	5,857	3,194	2,928
Amortization of Mortgage Costs	173	184	89	91
Total Financing Costs	6,486	6,041	3,283	3,019
Less Amounts capitalized	(933)	(220)	(512)	(175)
Total Financing Costs Expensed	$5,553	$5,821	$2,771	$2,844

Total financing costs for the Current Six Months and Current Quarter increased 7.4% and 8.7%, respectively, compared to the prior year’s comparable periods. The increase for both the Current Six Months and Current Quarter was primarily attributable to the Rotunda construction loan of $69.0 million, and the Regency loan of $16.2 million. (See discussions under Liquidity and Capital Resources below).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $1,144,000 and $652,000, respectively, compared to $803,000 and $401,000, respectively, for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees. The primary reason for the increase in G&A for the Current Six Months and Current Quarter is the increase in Trustee fees, as a result of a change in the Deferred Fee Plan, along with increases in Trustee meeting attendance fees and annual retainer fees effective November 1, 2014.

Index	Page 24

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $3,295,000 and $1,648,000, respectively, as compared to $3,040,000 and $1,520,000 for the prior year’s comparable periods. The increase in depreciation was primarily attributable to depreciation related to the Regency acquisition and certain assets becoming operational as of the end of Fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.1 million for the Current Six Months compared to $5.2 million for the Prior Six Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2015, FREIT had cash and cash equivalents totaling $15.9 million, compared to $10.6 million at October 31, 2014. The increase in cash for the Current Six Months is primarily attributable to net proceeds of approximately $15.8 million related to the securing of long-term financing for the Regency property, offset by the repayment of $5 million related to FREIT’s outstanding credit line balance. (See discussion below for additional information relating to this loan.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of approximately $13 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The $5 million that was outstanding as of October 31, 2014, was repaid to the bank in January 2015. As of April 30, 2015, approximately $13 million was available under the line of credit, and no amount was outstanding.

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

At April 30, 2015, FREIT’s aggregate outstanding mortgage debt was $287.0 million, which bears a weighted average interest rate of 4.33% and an average life of approximately 5.5 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2021	2022	2023	2024	2025
(In millions)
Mortgage "Balloon" Payments	$24.5	$22.0	$4.9	$114.2	$19.1	$14.4	$32.5	$15.9	$13.9

Index	Page 25

The following table shows the estimated fair value and carrying value of our long-term debt at April 30, 2015 and October 31, 2014:

	April 30,	October 31,
($ in Millions)	2015	2014

Fair Value	$294.0	$256.0

Carrying Value	$287.0	$251.6

Fair values are estimated based on market interest rates at April 30, 2015 and October 31, 2014 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value, which is based on observable inputs, has been characterized as level 2 in the fair value hierarchy as provided by authoritative guidance.

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2015, a 1% interest rate increase would reduce the fair value of our debt by $9.4 million, and a 1% decrease would increase the fair value by $10.0 million.

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

On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of April 30, 2015, $69.0 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $50.0 million was used towards the construction at the Rotunda.

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

Index	Page 26

FREIT had variable interest rate mortgages securing its Damascus Center and Regency properties. To reduce interest rate fluctuations FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were initially based on a notional amount of approximately $20,000,000 ($19,164,000 at April 30, 2015) for the Damascus Center swap, and a notional amount of approximately $16,200,000 at April 30, 2015 for the Regency swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2015, the Damascus Center’s swap contract was in our favor and the Regency’s swap contract was in the counterparties’ favor. If FREIT had terminated its contracts at that date it would have realized a gain of approximately $22,000 for the Damascus Center swap, and a loss of approximately $848,000 for the Regency swap. These amounts have been included as a liability in FREIT’s balance sheet as at April 30, 2015, and the change (gain or loss) between reporting periods included in comprehensive income. At October 31, 2014, FREIT’s Damascus Center swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $515,000. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2014.

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

SHARE REPURCHASES

On February 17, 2015, FREIT announced a tender offer to purchase up to 100,000 shares of beneficial interest at a price of $23.00 per share, which it funded principally from cash and cash equivalents. The tender offer expired on March 20, 2015. The number of shares proposed to be purchased in the tender offer represents approximately 1.5% of FREIT’s currently outstanding shares. As a result of the tender offer, FREIT repurchased 94,302 shares of beneficial interest at $23.00 per share, for an aggregate purchase price of $2,168,946. FREIT’s Trustees and executive officers did not tender any of their shares of beneficial interest in FREIT in the tender offer. (See Note 13 for further details.)

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

STOCK OPTION PLAN

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024. (See Note 14 for further details.)

Index	Page 27

DEFERRED FEE PLAN

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units will be determined by the closing price of FREIT shares on the date set forth in the Deferred Fee Plan. (See Note 15 for further details.)

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

	Six Months Ended April 30,		Three Months Ended April 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Funds From Operations ("FFO") (a)

Net income	$1,774	$10,750	$461	$931
Depreciation of consolidated properties	3,295	3,040	1,647	1,520
Amortization of deferred leasing costs	151	132	76	71
Gain on sale of discontinued operation	—	(8,734)	—	(41)
Distributions to minority interests	(396)	(465)	(96)	(210)
FFO	$4,824	$4,723	$2,088	$2,271

Per Share - Basic and Diluted	$0.71	$0.68	$0.31	$0.33

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")

FFO	$4,824	$4,723	$2,088	$2,271
Amortization of acquired leases	1	11	—	5
Deferred rents (Straight lining)	148	88	71	41
Less: FFO from discontinued operations	—	(7)	—	—
Capital Improvements - Apartments	(254)	(141)	(168)	(37)
AFFO	$4,719	$4,674	$1,991	$2,280

Per Share - Basic and Diluted	$0.69	$0.67	$0.29	$0.33

Weighted Average Shares Outstanding:
Basic	6,807	6,927	6,793	6,922
Diluted	6,807	6,927	6,808	6,922

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

Index	Page 28

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Commercial Segment”, “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2015. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding FREIT’s repurchases of its shares of beneficial interest during the three months ended April 30, 2015.

ISSUER REPURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2015 through February 28, 2015	0	—	—	—
March 1, 2015 through March 31, 2015	92,237 (a)	$23.00	92,237	0
April 1, 2015 through April 30, 2015	2,065 (b)	$23.00	2,065	0
Total	94,302	$23.00	94,302	0
(a)	On March 20, 2015, FREIT purchased 92,237 shares of beneficial interest at an aggregate purchase price of $2,121,451, or $23.00 per share. The purchase was the final result of its self-tender offer to purchase up to 100,000 shares of beneficial interest in the Company at a price of $23.00 per share, which expired on March 20, 2015.
(b)	On April 13, 2015, FREIT purchased 2,065 shares in a privately-negotiated transaction with an unaffiliated third party for an aggregate purchase price of $47,495, or $23.00 per share.

Index	Page 29

Item 6: Exhibits

Exhibit Index

Exhibit 10.1 – Amendment No 2. To Amended and Restated Deferred Fee Plan, adopted May 7, 2015

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 9, 2015
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)