Form 10-Q
period 2015-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2015-09-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

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

As of September 9, 2015, the number of shares of beneficial interest outstanding was 6,726,869

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index	Page 3

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2015	2014
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$220,257	$222,317
Construction in progress	89,906	50,146
Cash and cash equivalents	14,631	10,554
Tenants' security accounts	1,652	1,590
Receivables arising from straight-lining of rents	3,648	3,869
Accounts receivable, net of allowance for doubtful accounts	1,613	1,673
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	4,285	4,059
Deferred charges, net	4,650	5,143
Interest rate swap contract	145	515
Total Assets	$346,238	$305,317

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$299,005	$251,552
Deferred trustee compensation payable	9,078	9,017
Accounts payable and accrued expenses	8,681	9,495
Dividends payable	2,018	2,046
Tenants' security deposits	2,526	2,319
Deferred revenue	664	1,042
Interest rate swap contract	556	—
Total Liabilities	322,528	275,471

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	25,644	24,985
Treasury stock, at cost: 266,283 shares at July 31, 2015
and 171,981 at October 31, 2014	(5,517)	(3,348)
Dividends in excess of net income	(9,827)	(6,270)
Accumulated other comprehensive (loss) income	(455)	360
Total Common Equity	9,845	15,727
Noncontrolling interests in subsidiaries	13,865	14,119
Total Equity	23,710	29,846
Total Liabilities and Equity	$346,238	$305,317

See Notes to Condensed Consolidated Financial Statements.

Index	Page 4

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2015 AND 2014

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2015	2014	2015	2014
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$28,992	$27,435	$9,781	$9,342
Reimbursements	4,280	3,798	1,290	1,051
Sundry income	403	404	72	40
	33,675	31,637	11,143	10,433

Expenses:
Operating expenses	10,192	8,366	3,118	2,635
Management fees	1,489	1,453	504	495
Real estate taxes	5,921	5,490	1,994	1,762
Depreciation	4,985	4,654	1,690	1,614
	22,587	19,963	7,306	6,506

Operating income	11,088	11,674	3,837	3,927

Investment income	113	133	37	50
Interest expense including amortization
of deferred financing costs	(8,370)	(8,434)	(2,817)	(2,613)
Regency acquisition costs	—	(648)	—	(648)
Income from continuing operations	2,831	2,725	1,057	716

Income from discontinued operations	—	7	—	—
Gain on sale of discontinued operation	—	8,734	—	—
Net income	2,831	11,466	1,057	716

Net income attributable to
noncontrolling interest in subsidiaries	(283)	(453)	(89)	(162)

Net income attributable to
common equity	$2,548	$11,013	$968	$554

Earnings per share - basic and diluted:
Continuing operations	$0.38	$0.33	$0.14	$0.08
Discontinued operations	—	1.26	—	—
Net income attributable to common equity	$0.38	$1.59	$0.14	$0.08

Weighted average shares outstanding:
Basic	6,785	6,925	6,747	6,922
Diluted	6,786	6,925	6,755	6,922

Amounts attributable to common equity:
Income from continuing operations	$2,548	$2,272	$968	$554
Income from discontinued operations	—	8,741	—	—
Net income attributable to common equity	$2,548	$11,013	$968	$554

See Notes to Condensed Consolidated Financial Statements.

Index	Page 5

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2015 AND 2014

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2015	2014	2015	2014
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$2,831	$11,466	$1,057	$716

Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contracts
before reclassifications	(1,373)	(373)	244	(210)
Amount reclassed from accumulated other
comprehensive income to interest expense	447	230	171	78
Net unrealized (loss) gain on interest rate swap contracts	(926)	(143)	415	(132)
Comprehensive income	1,905	11,323	1,472	584
Net income attributable to noncontrolling interests	(283)	(453)	(89)	(162)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contract
attributable to noncontrolling interests	111	43	(38)	40
Comprehensive income attributable to noncontrolling interests	(172)	(410)	(127)	(122)
Comprehensive income attributable to common equity	$1,733	$10,913	$1,345	$462

See Notes to Condensed Consolidated Financial Statements.

Index	Page 6

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JULY 31, 2015

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars)

Balance at October 31, 2014	$24,985	$(3,348)	$(6,270)	$360	$15,727	$14,119	$29,846

Repurchase of 94,302 shares of beneficial interest		(2,169)			(2,169)		(2,169)

Stock based compensation expense	71				71		71

Vested share units granted to Trustees	588				588		588

Distributions to noncontrolling interests						(426)	(426)

Net income			2,548		2,548	283	2,831

Dividends declared, including $17 payable in share units ($0.90 per share)			(6,105)		(6,105)		(6,105)

Unrealized loss on interest rate swap				(815)	(815)	(111)	(926)

Balance at July 31, 2015	$25,644	$(5,517)	$(9,827)	$(455)	$9,845	$13,865	$23,710

See Notes to Condensed Consolidated Financial Statements.

Index	Page 7

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2015 AND 2014

(Unaudited)

	Nine Months Ended
	July 31,
	2015	2014
	(In Thousands of Dollars)
Operating activities:
Net income	$2,831	$11,466
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	4,985	4,654
Amortization	548	494
Stock based compensation expense	71	—
Trustee fees and related interest payable in stock units	571	—
Net amortization of acquired leases	1	16
Gain on sale of discontinued operation	—	(8,734)
Changes in operating assets and liabilities:
Tenants' security accounts	145	28
Accounts and straight-line rents receivable,
prepaid expenses and other assets	(78)	(904)
Accounts payable, accrued expenses and deferred
trustee compensation	(1,096)	993
Deferred revenue	(321)	(85)
Net cash provided by operating activities	7,657	7,928
Investing activities:
Capital improvements - existing properties	(2,997)	(3,236)
Regency acquisition - net of proceeds held in escrow	—	(10,855)
Construction and pre-development costs	(37,806)	(22,244)
Secured loans receivable to noncontrolling interest	—	(2,128)
Net cash used in investing activities	(40,803)	(38,463)
Financing activities:
Repayment of mortgages and construction loan	(3,075)	(12,268)
Repayment of credit line	(5,000)	(2,000)
Proceeds from mortgage loan refinancings	16,200	19,700
Proceeds from construction loan	38,170	31,928
Proceeds from credit line	—	10,000
Deferred financing costs	(361)	(2,582)
Dividends paid	(6,116)	(8,734)
Repurchase of Company stock-Treasury shares	(2,169)	(357)
Additional investment by noncontrolling interest	—	2,128
Distributions to noncontrolling interests	(426)	(765)
Net cash provided by financing activities	37,223	37,050
Net increase in cash and cash equivalents	4,077	6,515
Cash and cash equivalents, beginning of period	10,554	7,801
Cash and cash equivalents, end of period	$14,631	$14,316

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$7,684	$7,503

Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in
escrow applied to 1031 replacement property	$—	$9,768
Accrued capital expenditures, construction costs, pre-development costs and interest	$6,371	$4,986
Financing activities:
Dividends declared but not paid	$2,018	$2,077

See Notes to Condensed Consolidated Financial Statements.

Index	Page 8

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The consolidated results of operations for the nine and three-month periods ended July 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2014 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. Early adoption is not permitted. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. FREIT is currently assessing the impact this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Amendments to the Consolidation Analysis," ("ASU 2015-02"), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. ASU 2015-02 amends: the assessment of whether a limited partnership or an LLC is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships or LLCs, clarifies how to determine whether the equity holders as a group have power over an entity. The adoption of ASU 2015-02 is not expected to have any effect on our consolidated financial statements or footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The adoption of this guidance, which is required to be applied on a retrospective basis, will not have a material effect on our financial statements.

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (see Note 15) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the nine and three months ended July 31, 2015, the outstanding stock options increased the average dilutive shares outstanding by approximately 1,000 and 8,000 shares, respectively, with no impact on earnings per share. For the nine and three months ended July 31, 2014, no options or other potentially dilutive securities were outstanding.

Index	Page 9

Note 4 - Interest rate swap contracts:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which $19 million was outstanding as of July 31, 2015. The new loan will mature on January 3, 2023. In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At July 31, 2015, the derivative financial instrument had a notional amount of approximately $19.1 million and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At July 31, 2015, the derivative financial instrument has a notional amount of approximately $16.2 million and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC and the FREIT Regency, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the nine and three months ended July 31, 2015, FREIT recorded an unrealized loss of $926,000 and an unrealized gain of $415,000, respectively, in comprehensive income representing the change in the fair value of the swaps which resulted in a corresponding liability of $556,000 for the Regency swap and an asset of $145,000 for the Damascus Center swap as of July 31, 2015. As of July 31, 2014, FREIT recorded an asset of $837,000 representing the fair value of the swap, along with a corresponding decrease to accumulated other comprehensive income of $143,000 and $132,000 for the nine and three months ended July 31, 2014, respectively. During the year ended October 31, 2014, FREIT recorded an unrealized loss of $465,000 in comprehensive income representing the reduction in the fair value of the swap, which resulted in a $515,000 corresponding asset as of October 31, 2014. The fair values are based on observable inputs (level 2 in the fair value hierarchy).

Note 5 – Discontinued operations:

On December 20, 2013, FREIT’s South Brunswick property, which consisted of vacant land, was sold for $11 million resulting in a capital gain of approximately $8.7 million net of sales fees and commissions. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $8.7 million capital gain. The net proceeds from this sale, which were approximately $9.8 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on June 18, 2014, and the sale proceeds held in escrow were applied to the purchase price of such property (See Note 6).

The gain from the sale of the South Brunswick property described above has been classified as discontinued operations in the accompanying statements of income for the nine months ended July 31, 2014.

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

The following unaudited pro forma information shows the results of operations for the nine and three-month periods ended July 31, 2014 for FREIT and Subsidiaries as though the Regency had been acquired at the beginning of fiscal 2014:

	Nine Months Ended	Three Months Ended
	July 31, 2014	July 31, 2014
	Pro Forma	Pro Forma

Revenues	$33,039	$10,754

Net expenses	29,608	9,413

Income from continuing operations	3,431	1,341

Income from discontinued operations	7	—
Gain on sale of discontinued operation	8,734	—

Net income	12,172	1,341

Net income attributable to noncontrolling interest in subsidiaries	(453)	(162)

Net income attributable to common equity	$11,719	$1,179

Earnings per share - basic and diluted:
Continuing operations	$0.43	$0.17
Discontinued operations	1.26	—
Net income attributable to common equity	$1.69	$0.17

Weighted average shares outstanding - basic and diluted	6,925	6,922

The pro forma results reflect the following adjustments: (a) additional depreciation expense based on the purchase price allocated to the buildings and a depreciable life of 40 years, and (b) additional interest expense based on the $10 million loan used towards the purchase of the property at acquisition date.

The pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2014, or of future results of operations of FREIT’s combined properties.

Note 7 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the nine-month periods ended July 31, 2015 and 2014, respectively, amounted to $1,600,000 and $744,000, and for the three-month periods ended July 31, 2015 and 2014, respectively, amounted to $667,000 and $524,000.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for The Rotunda, a mixed-use office and retail facility located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees were approximately $1,412,000 and $1,377,000, for the nine-month period ended July 31, 2015 and 2014, respectively, and $479,000 and $470,000, for the three-month period ended July 31, 2015 and 2014, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such items amounted to approximately $213,000 and $603,000, for the nine-month period ended July 31, 2015 and 2014, respectively, and $77,000 and $69,000, for the three-month period ended July 31, 2015 and 2014, respectively. Fees for the prior year’s nine month period include $396,000 in leasing commissions paid to Hekemian relative to the Safeway lease at the Damascus shopping center. The management agreement expires on October 31, 2015, and is automatically renewed for periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

Index	Page 11

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $155,000 and $121,000, for the nine months ended July 31, 2015 and 2014, respectively, and $98,000 and $87,000, for the three months ended July 31, 2015 and 2014, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC, a definitive agreement for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly owned subsidiary of Hekemian, has been approved and executed. Fees incurred to Hekemian and Resources during the nine months ended July 31, 2015 and 2014 were $1,133,000 and $979,000, respectively, and $340,000 and $550,000 for the three months ended July 31, 2015 and 2014, respectively. Fees paid in the current nine-month period relate to the Rotunda development project. Fees paid in the prior year’s nine-month period include: (a) $550,000 in commissions paid to Hekemian relative to the Regency acquisition, (b) $330,000 in commissions paid to Hekemian relative to the sale of FREIT’s South Brunswick, NJ property, and (c) $99,000 in fees related to services performed with regard to the Hammel Gardens and Steuben Arms mortgage loan refinancings.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the nine months ended July 31, 2015 and 2014 was approximately $403,000 and $476,000, respectively, for Mr. Robert S. Hekemian, and $49,000 and $34,000, respectively, for Mr. Robert S. Hekemian, Jr.

Rotunda 100, LLC and Damascus 100, LLC own the minority interests in Grande Rotunda, LLC and Damascus Centre, LLC, respectively. Rotunda 100, LLC owns a 40% equity interest in Grande Rotunda, LLC and Damascus 100, LLC owns a 30% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances were in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans were secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and were full recourse loans. The notes had maturity dates at the earlier of (a) ten (10) years after issue (Grande– 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property.

Note 9 – Mortgage refinancings:

On May 28, 2013, the balance of the Grande Rotunda LLC acquisition loan amounting to $19 million was purchased from the bank by FREIT. The due date of the loan was May 1, 2013. While the bank agreed to an additional extension of ninety (90) days from May 1, 2013, FREIT elected to purchase the Rotunda loan from the bank and have all the bank’s rights assigned to FREIT. It was FREIT’s intention to sell this loan to the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of July 31, 2015, $82.0 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $63.0 million was used toward the construction at the Rotunda.

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

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes.

Index	Page 12

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2015 and October 31, 2014:

	July 31,	October 31,
($ In Millions)	2015	2014

Fair Value	$304.3	$256.0

Carrying Value	$299.0	$251.6

Fair values are estimated based on market interest rates at July 31, 2015 and October 31, 2014 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy).

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income-common equity for the nine and three-month periods ended July 31, 2015 and 2014. Asset information is not reported since FREIT does not use this measure to assess performance.

Index	Page 13

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Real estate rental revenue:
Commercial	$17,439	$16,830	$5,751	$5,318
Residential	16,456	14,946	5,463	5,157
Total real estate revenue	33,895	31,776	11,214	10,475

Real estate operating expenses:
Commercial	7,997	7,070	2,582	2,103
Residential	7,952	7,017	2,525	2,370
Total real estate operating expenses	15,949	14,087	5,107	4,473

Net operating income:
Commercial	9,442	9,760	3,169	3,215
Residential	8,504	7,929	2,938	2,787
Total net operating income	$17,946	$17,689	$6,107	$6,002

Recurring capital improvements-residential	$(275)	$(351)	$(21)	$(210)

Reconciliation to consolidated net income:
Segment NOI	$17,946	$17,689	$6,107	$6,002
Deferred rents - straight lining	(219)	(123)	(71)	(37)
Amortization of acquired leases	(1)	(16)	—	(5)
Investment income	113	133	37	50
General and administrative expenses	(1,653)	(1,222)	(509)	(419)
Acquisition costs - Regency	—	(648)	—	(648)
Depreciation	(4,985)	(4,654)	(1,690)	(1,614)
Financing costs	(8,370)	(8,434)	(2,817)	(2,613)
Income from continuing operations	2,831	2,725	1,057	716

Income from discontinued operations	—	7	—	—
Gain on sale of discontinued operation	—	8,734	—	—

Net income	2,831	11,466	1,057	716

Net income attributable to noncontrolling
interests	(283)	(453)	(89)	(162)

Net income attributable to common equity	$2,548	$11,013	$968	$554

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

As of July 31, 2015, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2011 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Index	Page 14

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

The following table summarizes stock option activity for the nine-month period ended July 31, 2015:

	Nine Months Ended July 31,
	2015
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	246,000	$18.45
Options granted during period	—	—
Options forfeited/cancelled during period	(2,100)	18.45
Options outstanding end of period	243,900	$18.45
Options expected to vest	238,620
Options exercisable at end of period	—

For the nine and three-month periods ended July 31, 2015, compensation expense related to stock options granted amounted to $71,000 and $24,000, respectively. At July 31, 2015, there was approximately $384,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over a vesting period of approximately five years.

The aggregate intrinsic value of options outstanding at July 31, 2015 was $439,020.

Note 15 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. As a result of the plan amendment described above, all Trustee fees together with related interest and dividends described above for the nine-month period ended July 31, 2015, which amounted to approximately $588,300, have been paid through the issuance of 29,385 vested FREIT share units based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. The dollar amount of vested units is reflected in “Shares of beneficial interest” in FREIT’s Condensed Consolidated Balance Sheet as of July 31, 2015.

Index	Page 15

For the nine-month period ended July 31, 2015, FREIT has charged $570,900 of this amount, representing Trustee fees and interest, to expense and the balance of $17,400, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 16 – Subsequent event:

On August 24, 2015, FREIT issued a press release announcing that FREIT has entered into an agreement to purchase a 124 unit garden apartment community in Maywood, New Jersey. The acquisition is subject to FREIT’s conclusion of its due diligence/feasibility study period. If FREIT is satisfied with the results of the due diligence review, the acquisition is expected to close in October 2015.

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

OVERVIEW

FREIT is an equity real estate investment trust ("REIT") that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. Our revenues consist primarily of rental income and other related revenues from our residential and commercial properties and additional rent in the form of expense reimbursements derived from our operating commercial properties. Our properties are primarily located in northern New Jersey, Maryland and New York. We acquire existing properties for investment. We also acquire properties that we feel have redevelopment potential, and we make changes and capital improvements to these properties. We develop and construct properties on our vacant land. Our policy is to acquire and develop real property for long-term investment.

The economic and financial environment: After a crawling first quarter, the U.S. economy grew at a healthy pace of 3.7% in the second quarter. Additionally, drops in unemployment claims provide further evidence that the job market is on the mend. These positive trends will continue to impact favorably on the housing market and consumer spending.

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. On July 24, 2012, the Board approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. Rotunda began construction in September 2013, and is moving forward toward the completion of this construction project.

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

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. To minimize the floating rate volatility, FREIT Regency, LLC entered into an interest rate swap agreement that converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, have been applied consistently as at July 31, 2015, and for the nine and three months ended July 31, 2015 and 2014. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Valuation of Long-Lived Assets: We assess the carrying value of long-lived assets periodically, or whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recoverable. When FREIT determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flow method determined by FREIT's management. While we believe that our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

Recently issued accounting standards: See Note 2 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2015 (“Current Nine Months”) increased 6.4% to $33,675,000, compared to $31,637,000 for the nine months ended July 31, 2014 (“Prior Nine Months”). For the three months ended July 31, 2015 (“Current Quarter”) real estate revenue increased 6.8% to $11,143,000, compared to $10,433,000 for the three months ended July 31, 2014 (“Prior Year’s Quarter”). Income from continuing operations for the Current Nine Months and Current Quarter was $2,831,000 and $1,057,000, respectively, compared to $2,725,000 and $716,000 for the prior year’s comparable periods, respectively. The increase in income from continuing operations for the Current Nine Months and Current Quarter was primarily attributable to income generated from the Regency acquisition and the one time acquisition costs of $648,000 expensed in the prior year’s periods.

Net income attributable to common equity (“net income-common equity”) for the Current Nine Months was $2,548,000 ($0.38 per share basic and diluted), compared to $11,013,000 ($1.59 per share basic and diluted) for the Prior Nine Months. Net income-common equity for the Current Quarter was $968,000 ($0.14 per share basic and diluted), compared to $554,000 ($0.08 per share basic and diluted) for the Prior Year’s Quarter. Included in net income-common equity for the Prior Nine Months was a gain of approximately $8.7 million relating to the sale of the South Brunswick property in December 2013. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2015 and 2014:

Index	Page 18

NET INCOME COMPONENTS
	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Income from real estate operations:
Commercial properties	$9,222	$9,621	$(399)	$3,098	$3,173	$(75)

Residential properties	8,504	7,929	575	2,938	2,787	151
Total income from real estate operations	17,726	17,550	176	6,036	5,960	76

Financing costs:
Fixed rate mortgages	(8,216)	(7,986)	(230)	(2,777)	(2,672)	(105)
Floating rate - Rotunda	(1,158)	(411)	(747)	(481)	(146)	(335)
Credit line	(35)	(48)	13	—	(48)	48
Other- Corporate interest	(246)	(460)	214	(84)	(182)	98
Mortgage cost amortization	(315)	(273)	(42)	(142)	(89)	(53)
Less amounts capitalized	1,600	744	856	667	524	143
Total financing costs	(8,370)	(8,434)	64	(2,817)	(2,613)	(204)

Investment income	113	133	(20)	37	50	(13)

General & administrative expenses:
Accounting fees	(413)	(388)	(25)	(124)	(125)	1
Legal & professional fees	(95)	(76)	(19)	(18)	(39)	21
Trustee fees	(654)	(383)	(271)	(222)	(129)	(93)
Stock option expense	(71)	—	(71)	(24)	—	(24)
Corporate expenses	(420)	(375)	(45)	(121)	(126)	5
Total general & administrative expenses	(1,653)	(1,222)	(431)	(509)	(419)	(90)

Depreciation	(4,985)	(4,654)	(331)	(1,690)	(1,614)	(76)
Acquisition costs - Regency	—	(648)	648	—	(648)	648

Income from continuing operations	2,831	2,725	106	1,057	716	341

Income from discontinued operations	—	7	(7)	—	—	—
Gain on sale of discontinued operation	—	8,734	(8,734)	—	—	—

Net income	2,831	11,466	(8,635)	1,057	716	341
Net income attributable to noncontrolling
interest in subsidiaries	(283)	(453)	170	(89)	(162)	73

Net income attributable to common equity	$2,548	$11,013	$(8,465)	$968	$554	$414

The consolidated results of operations for the Current Nine Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (See below for definition of NOI):

Index	Page 19

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2015	2014	$	%	2015	2014	$	%	2015	2014
	(In thousands)				(In thousands)				(In thousands)
Rental income	$13,131	$13,017	$114	0.9%	$16,081	$14,557	$1,524	10.5%	$29,212	$27,574
Reimbursements	4,280	3,798	482	12.7%	—	—	—	0.0%	4,280	3,798
Other	28	15	13	86.7%	375	389	(14)	-3.6%	403	404
Total revenue	17,439	16,830	609	3.6%	16,456	14,946	1,510	10.1%	33,895	31,776

Operating expenses	7,997	7,070	927	13.1%	7,952	7,017	935	13.3%	15,949	14,087
Net operating income	$9,442	$9,760	$(318)	-3.3%	$8,504	$7,929	$575	7.3%	17,946	17,689
Average
Occupancy %	83.9%	82.7%		1.2%	94.6%	95.4%		-0.8%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(219)	(123)
Amortization of acquired leases	(1)	(16)
Investment income	113	133
General and administrative expenses	(1,653)	(1,222)
Acquisition costs - Regency	—	(648)
Depreciation	(4,985)	(4,654)
Financing costs	(8,370)	(8,434)
Income from continuing operations	2,831	2,725
Income from discontinued operations	—	7
Gain on sale of discontinued operation	—	8,734
Net income	2,831	11,466
Net income attributable to noncontrolling interests	(283)	(453)
Net income attributable to common equity	$2,548	$11,013

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2015	2014	$	%	2015	2014	$	%	2015	2014
	(In thousands)				(In thousands)				(In thousands)
Rental income	$4,454	$4,288	$166	3.9%	$5,398	$5,096	$302	5.9%	$9,852	$9,384
Reimbursements	1,290	1,051	239	22.7%	—	—	—	0.0%	1,290	1,051
Other	7	(21)	28	-133.3%	65	61	4	6.6%	72	40
Total revenue	5,751	5,318	433	8.1%	5,463	5,157	306	5.9%	11,214	10,475

Operating expenses	2,582	2,103	479	22.8%	2,525	2,370	155	6.5%	5,107	4,473
Net operating income	$3,169	$3,215	$(46)	-1.4%	$2,938	$2,787	$151	5.4%	6,107	6,002
Average
Occupancy %	86.3%	82.3%		4.0%	94.6%	96.7%		-2.1%

Reconciliation to consolidated net income:
Deferred rents - straight lining	(71)	(37)
Amortization of acquired leases	—	(5)
Investment income	37	50
General and administrative expenses	(509)	(419)
Acquisition costs - Regency	—	(648)
Depreciation	(1,690)	(1,614)
Financing costs	(2,817)	(2,613)
Income from continuing operations	1,057	716
Income from discontinued operations	—	—
Gain on sale of discontinued operation	—	—
Net income	1,057	716
Net income attributable to noncontrolling interests	(89)	(162)
Net income attributable to common equity	$968	$554

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

Index	Page 20

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by generally accepted accounting principles, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and three are single tenanted – a supermarket and two bank branches. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter increased by 3.6% and 8.1%, respectively, from the prior year’s comparable periods. The increase in total revenue for the Current Year’s periods was primarily attributable to increased rental income from increased rents and increases in the occupancy percentage over last year’s comparable periods. NOI for the Current Year’s periods decreased by 3.3% and 1.4%, respectively, from the prior year’s comparable periods. The decrease in NOI for the Current Year’s periods was primarily attributable to increases in non-reimbursable operating expenses, principally repairs and maintenance and tenant’s bad debts.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Year’s periods, same property revenue for the commercial segment increased by 3.4% and 6.9%, respectively, from the prior year’s comparable periods. For the Current Year’s periods, same property NOI decreased by 1.9% and increased by 2.1%, respectively, from the prior year’s comparable periods. The reasons for the changes mirror the discussion in the previous paragraph.

Index	Page 21

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

	Number of Leases	Lease Area (Sq Ft)	Weighted Average Lease Rate (Sq Ft)	Weighted Average Prior Lease Rate (Sq Ft)	% Increase (Decrease)	Tenant Improvement Allowance (Sq Ft) (a)	Lease Commissions (Sq Ft) (a)

Comparable leases	12	76,833	$17.80	$14.53	22.5%	$—	$0.36
Non-comparable leases	5	10,026	$37.22	N/A	N/A	$1.33	$1.50
Total leasing activity	17	86,859

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

For the Current Quarter, average occupancy showed an increase of 4.0%, as compared to the Prior Year’s Quarter. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September 2013, average occupancy rates for the Current Nine Months decreased 2.2% over last year’s comparable period, which was primarily due to the G-Mart vacancy at Westridge Square as of November 1, 2014.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of July 31, 2015, approximately 86.0% of the space at the Damascus Center is leased and 81.3% is occupied.

On July 27, 2012, FREIT signed a lease agreement with G-Mart for a significant portion (40,000 square feet) of the space at the Westridge Square shopping center that was previously occupied by Giant of Maryland, LLC (“Giant”). G-Mart managed an international grocery store chain. FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began operations at the center in September 2013. Effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 square foot space was signed by H-Mart, an international grocery store chain, in November 2014. H-Mart is currently renovating their space but began paying rent in May 2015. All of the tenant improvements related to G-Mart will be utilized for H-Mart.

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, MD (owned by our 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. The redevelopment and expansion plans include a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $91.8 million has been incurred through July 31, 2015, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as ongoing construction costs related to the project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. FREIT started construction in September 2013.

Through July 31, 2015, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $82.0 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $63.0 million was used towards the construction at the Rotunda. (See discussion under Liquidity and Capital resources for further details regarding the Rotunda financing.)

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Nine Months increased by 10.1% and 7.3%, respectively, as compared to the Prior Nine Months. For the Current Quarter, total revenue and NOI increased by 5.9% and 5.4%, respectively, as compared to the Prior Year’s Quarter. The increase in total revenue and NOI for the Current Nine Months and Current Quarter was primarily attributable to: (a) the addition of the operating results of the Regency (see discussion below), and (b) increased base rent at all of our residential properties.

Index	Page 22

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Regency property is not included as same property, since it was acquired in June 2014 and was not in operation for the full 2014 fiscal year. For the Current Quarter, same property revenue for the residential segment decreased by 0.1% and same property NOI increased by 1.0% as compared to last year’s comparable period. For the Current Nine Months, same property revenue for the residential segment increased by 0.5% and same property NOI decreased by 0.5% from last year’s comparable period. Despite the overall increase in base rent for the current year, higher vacancies at several of FREIT’s residential properties for the Current Quarter, along with higher operating expenses were the primary contributors to the decrease in same property NOI for the Current Nine Months.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,735 and $1,723, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $228,000 and $216,000, respectively.

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

Capital expenditures: Since all of our apartment communities, with the exception of The Boulders and the Regency, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, air conditioning system replacement, and heating/cooling riser pipe replacement) have been undertaken at The Pierre. The parking structure restoration project, as well as, the replacement of the A/C system, was completed in Fiscal 2014 at a cost of approximately $750,000 and $1 million, respectively. We have substantially completed modernizing, where required, all apartments. The remaining apartments will be renovated as they become vacant. In addition, we have completed the major project to replace the heating and cooling riser pipe system at The Pierre in the current quarter for a cost of approximately $1.4 million. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

Index	Page 23

FINANCING COSTS

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$7,855	$7,373	$2,623	$2,445
New	361	601	154	227
2nd Mortgages
Existing	—	12	—	—
Variable rate mortgages:
Construction loan-Rotunda	1,158	329	481	146
Credit line	35	48	—	48
Other	246	542	84	182
	9,655	8,905	3,342	3,048
Amortization of Mortgage Costs	315	273	142	89
Total Financing Costs	9,970	9,178	3,484	3,137
Less Amounts capitalized	(1,600)	(744)	(667)	(524)
Total Financing Costs Expensed	$8,370	$8,434	$2,817	$2,613

Total financing costs for the Current Nine Months and Current Quarter increased 8.6% and 11.1%, respectively, compared to the prior year’s comparable periods. The increase for both the Current Nine Months and Current Quarter was primarily attributable to the Rotunda construction loan of $82.0 million, and the Regency loan of $16.2 million. (See discussions under Liquidity and Capital Resources below).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,653,000 and $509,000, respectively, compared to $1,222,000 and $419,000, respectively, for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees. The primary reason for the increase in G&A for the Current Nine Months and Current Quarter is the increase in Trustee fees, as a result of a change in the Deferred Fee Plan, along with increases in Trustee meeting attendance fees and annual retainer fees effective November 1, 2014.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $4,985,000 and $1,690,000, respectively, as compared to $4,654,000 and $1,614,000 for the prior year’s comparable periods. The increase in depreciation was primarily attributable to depreciation related to the Regency acquisition and certain assets becoming operational as of the end of Fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.7 million for the Current Nine Months compared to $7.9 million for the Prior Nine Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2015, FREIT had cash and cash equivalents totaling $14.6 million, compared to $10.6 million at October 31, 2014. The increase in cash for the Current Nine Months is primarily attributable to net proceeds of approximately $15.8 million related to the securing of long-term financing for the Regency property, offset by the repayment of $5 million related to FREIT’s outstanding credit line balance and $6 million in dividend payments. (See discussion below for additional information relating to this loan.)

Index	Page 24

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of approximately $12.8 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center, Franklin Lakes, NJ, and retail space in Glen Rock, NJ. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.5%. The $5 million that was outstanding as of October 31, 2014, was repaid to the bank in January 2015. As of July 31, 2015, approximately $12.8 million was available under the line of credit, and no amount was outstanding.

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which $20 million has been drawn as of July 31, 2015. The balance, up to an additional $5 million, will be available as a one-time draw over a 36 month period from the closing date, and the amount available will depend on future leasing at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

At July 31, 2015, FREIT’s aggregate outstanding mortgage debt was $299.0 million, which bears a weighted average interest rate of 4.21% and an average life of approximately 5.2 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2021	2022	2023	2024	2025
(In millions)
Mortgage "Balloon" Payments	$24.5	$22.0	$4.9	$127.0	$19.1	$14.4	$32.5	$15.9	$13.9

The following table shows the estimated fair value and carrying value of our long-term debt at July 31, 2015 and October 31, 2014:

	July 31,	October 31,
($ in Millions)	2015	2014

Fair Value	$304.3	$256.0

Carrying Value	$299.0	$251.6

Fair values are estimated based on market interest rates at July 31, 2015 and October 31, 2014 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2015, a 1% interest rate increase would reduce the fair value of our debt by $9.0 million, and a 1% decrease would increase the fair value by $9.6 million.

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

Index	Page 25

On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, MD. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of July 31, 2015, $82.0 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $63.0 million was used towards the construction at the Rotunda.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

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

FREIT had variable interest rate mortgages securing its Damascus Center and Regency properties. To reduce interest rate fluctuations FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were initially based on a notional amount of approximately $20,000,000 ($19,066,000 at July 31, 2015) for the Damascus Center swap, and a notional amount of approximately $16,200,000 at July 31, 2015 for the Regency swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2015, the Damascus Center’s swap contract was in our favor and the Regency’s swap contract was in the counterparties’ favor. If FREIT had terminated its contracts at that date it would have realized a gain of approximately $145,000 for the Damascus Center swap, and a loss of approximately $556,000 for the Regency swap which have been included as an asset and a liability, respectively, in FREIT’s balance sheet as at July 31, 2015, and the change (gain or loss) between reporting periods included in comprehensive income. At October 31, 2014, FREIT’s Damascus Center swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $515,000. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2014.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Index	Page 26

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

On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase occurred in September 2014 in connection with the termination of the pension plan. Mr. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family were participants in the pension plan.

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

Index	Page 27

	Nine Months Ended July 31,		Three Months Ended July 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Funds From Operations ("FFO") (a)

Net income	$2,831	$11,466	$1,057	$716
Depreciation of consolidated properties	4,985	4,654	1,690	1,614
Amortization of deferred leasing costs	233	221	82	89
Gain on sale of discontinued operation	—	(8,734)	—	—
Distributions to minority interests	(426)	(765)	(30)	(300)
FFO	$7,623	$6,842	$2,799	$2,119

Per Share - Basic and Diluted	$1.12	$0.99	$0.41	$0.31

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")

FFO	$7,623	$6,842	$2,799	$2,119
Amortization of acquired leases	1	16	—	5
Deferred rents (Straight lining)	219	123	71	37
Acquisition expenses - Regency apartments	—	648	—	648
Less: FFO from discontinued operations	—	(7)	—	—
Capital Improvements - Apartments	(275)	(351)	(21)	(210)
AFFO	$7,568	$7,271	$2,849	$2,599

Per Share - Basic and Diluted	$1.12	$1.05	$0.42	$0.38

Weighted Average Shares Outstanding:
Basic	6,785	6,925	6,747	6,922
Diluted	6,786	6,925	6,755	6,922

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2015. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Index	Page 29

Item 6: Exhibits

Exhibit Index

Exhibit 10.1 - Amendment No 2. to Amended and Restated Deferred Fee Plan, adopted May 7, 2015

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 9, 2015
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)