Form 10-K
period 2015-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2016-01-14
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $106 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2015, the last business day of the registrant’s most recently completed second quarter.

As of January 14, 2016, the number of shares of beneficial interest outstanding was 6,726,869.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Shareholders to be held on April 7, 2016 are incorporated by reference in Part III of this Annual Report.

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

Fiscal Year 2015 Developments

(i)	FINANCING
(a)	On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, Maryland. As of October 31, 2015, $92 million was drawn on the construction line with Wells Fargo Bank, of which $19 million was used to pay off the loan from FREIT, and $73 million was used towards the construction at the Rotunda. (See Notes 5 and 9 to FREIT’s consolidated financial statements.)
(b)	FREIT has a $12.8 million line of credit provided by the Provident Bank. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. The interest rate on the line of credit has a floor of 3.25%. The $5 million that was outstanding as of October 31, 2014, was repaid to the bank in January 2015. As of October 31, 2015, approximately $12.8 million was available under the line of credit, and no amount was outstanding. (See Note 5 to FREIT’s consolidated financial statements.)

(c)	On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with the Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes.
(ii)	CONSTRUCTION

The Rotunda property in Baltimore, MD (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. This property is currently being redeveloped and expanded. The redevelopment and expansion plans include a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. FREIT started construction in September 2013, and is moving forward toward the completion of this construction project.

(iii)	PLANNED DISPOSITIONS & ACQUISITIONS

There were no planned dispositions or acquisitions in fiscal 2015.

On January 11, 2016, FREIT was notified by Lakeland Bank (as successor by merger to Pascack Community Bank) of its election and exercise of the option to purchase the property leased by FREIT to Lakeland Bank located in Rochelle Park, New Jersey having a carrying value of $2,273,000 at October 31, 2015. Pursuant to the Lease Agreement, Lakeland Bank has the right to exercise this option at a price equal to the greater of $3 million or the fair market value of the property as determined by mutual agreement between tenant and landlord. The gain from the sale of this property cannot be determined until the purchase price is determined. However, the sale will result in FREIT’s loss of annual rents of approximately $241,000.

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2015 is included in Note 14 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2015, FREIT’s real estate holdings included (i) seven (7) apartment buildings or complexes containing a total of 1,093 rentable units, (ii) ten (10) commercial properties (retail and office) containing approximately 1,265,000 square feet of leasable space, including one (1) single tenant store, two (2) separate one acre parcels subject to ground leases, and (iii) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

Investment in Subsidiaries

The consolidated financial statements (See Note 1 to the Consolidated Financial Statements included in this Form 10-K) include the accounts of the following subsidiaries of FREIT:

Westwood Hills, LLC (“Westwood Hills”): FREIT owns a 40% membership interest in Westwood Hills, which owns and operates a 210-unit residential apartment complex in Westwood, NJ.

Wayne PSC, LLC (“Wayne PSC”): FREIT owns a 40% membership interest in Wayne PSC, which owns a 323,000 square foot community center in Wayne, NJ.

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

Damascus Centre, LLC: FREIT owns a 70% membership interest in Damascus Centre, LLC which owns a 143,000 square foot shopping center in Damascus, Maryland.

WestFREIT, Corp: FREIT owns a 100% membership interest in WestFREIT, Corp., which owns Westridge, a 252,000 square foot shopping center in Frederick, MD.

WestFredic, LLC: FREIT owns a 100% membership interest in WestFredic, LLC, which assumed a $22 million mortgage loan that is secured by Westridge in Frederick, MD.

FREIT Regency, LLC: FREIT owns a 100% membership interest in FREIT Regency, LLC, which owns a 132 unit residential apartment complex located in Middletown, New York.

Employees

On October 31, 2015, FREIT and its subsidiaries had twenty seven (27) full-time employees and seven (7) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Mr. Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Mr. Donald W. Barney, President, Treasurer and Chief Financial Officer, and Mr. John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately seventy percent (70%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately ten percent (10%) of his business activities to FREIT. Refer to “Item 10 – Directors, Executive Officers and Corporate Governance.” Hekemian has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement” below.

Management Agreement

On April 10, 2002, FREIT and Hekemian & Co. Inc. (“Hekemian”) executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement was renewed on November 1, 2015 for a two-year term which will expire on October 31, 2017. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. Hekemian currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provides for Resources to receive a fee equal to 6.375% of the development costs as defined, less the amount of $3 million previously paid to Hekemian for the Rotunda project. In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project. The minority ownership interest of Grande Rotunda, LLC is owned by Rotunda 100, LLC, which is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s Chief Executive Officer and Chairman, and Robert S. Hekemian, Jr., a trustee of FREIT, and the members of the Hekemian family have majority management control of these entities. (See Note 9 to FREIT’s consolidated financial statements.)

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2015, FREIT’s aggregate outstanding mortgage debt was $307.9 million with an average interest cost on a weighted average basis of 4.26%. FREIT has mortgage loans against certain properties which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2015 with respect to each of these properties.

FREIT is highly leveraged and will continue to be for the foreseeable future. This level of indebtedness presents an increase in debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT’s mortgage loans are being amortized over a period that is longer than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. See “Liquidity and Capital Resources” under Item 7.

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

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect of Economic and Real Estate Conditions

The revenues and value of FREIT’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slow-downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a commercial property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

(B)	Commercial Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

FREIT believes that its revenues and earnings, its ability to meet its debt obligations, and its funds available for distribution to shareholders would be adversely affected if space in FREIT's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations.

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

As at October 31, 2015, the following table lists the ten (10) largest commercial tenants, which account for approximately 57.2% of FREIT’s leased commercial rental space and 38.9% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Coat Factory	Westridge Square	85,992	4.0%
Kmart Corporation	Westwood Plaza	84,254	1.9%
Macy's Federated Department Stores, Inc.	Preakness	81,160	1.4%
Pathmark Stores, Inc. (a)	Patchogue	63,932	8.0%
Stop & Shop Supermarket Co.	Preakness	61,020	3.7%
Safeway Stores, Inc.	Damascus Center	58,358	5.8%
H-Mart Frederick, LLC.	Westridge Square	55,300	2.8%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	6.6%
TJ MAXX	Westwood Plaza	28,480	3.3%
T-Bowl Inc.	Preakness	27,195	1.6%

(a)	The Great Atlantic and Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. ("A&P"), filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. On December 23, 2015, FREIT was notified by A&P that this lease would be rejected as of December 31, 2015. See “Renewal of Leases and Reletting of Space” below and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information. See also Note 16 to the consolidated financial statements.

(C)	Renewal of Leases and Reletting of Space

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

The Great Atlantic and Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. (“A&P”), filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. On December 23, 2015, FREIT was notified by A&P that Pathmark’s lease of FREIT’s Patchogue, New York property would be rejected as of December 31, 2015. FREIT has recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision has no impact on cash flow or funds from operations. However, as a result of the lease being rejected, FREIT will lose annual rents of approximately $1.4 million until the store is re-leased. See “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information

On February 3, 2012, Grande Rotunda, LLC, entered into a lease termination agreement (“Agreement”) with Giant, the tenant and operator of the 35,994 sq. ft. Giant supermarket at the Rotunda. Under the terms of the Agreement, Giant agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande Rotunda, LLC no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande Rotunda, LLC has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande Rotunda, LLC decides to lease such space for use as a food supermarket, it must first offer Giant the space for the same use under terms acceptable to Grande Rotunda, LLC and Giant will have thirty days to accept the offer before the space may be leased to a third party. In November 2013, FREIT entered into a lease agreement with Mom’s Organic Market Inc., for approximately 14,300 square feet which was subsequently expanded in March 2014 by approximately 3,250 square feet. In accordance with the agreement Grande Rotunda, LLC has with Giant, Grande Rotunda, LLC first offered the lease of this space to Giant which declined the offer.

During Fiscal 2011, FREIT was notified by the former tenant and operator of the 55,330 sq. ft. Giant Supermarket at the Westridge Square shopping center that it would not extend the term of its lease, which expired on October 31, 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc., the operator of an international grocery store chain (“G-Mart”), for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart opened for business at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 square foot space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet. H-Mart is currently renovating its space but began paying rent in May 2015. All of the tenant improvements related to G-Mart will be utilized for H-Mart.

There were no other material lease expirations during Fiscal 2015 and Fiscal 2014. There are no additional material lease expirations expected during Fiscal 2016.

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

If FREIT had to liquidate all or substantially all of its real estate holdings, the value of such assets would likely be diminished if a sale were required to be completed in a limited time frame. The proceeds to FREIT from any such sale of the assets in FREIT’s real estate portfolio might be less than the fair market value of those assets.

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

Prior to its purchase, in November 2002 by Wayne PSC, a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former dry cleaner tenant. The seller of the center to Wayne PSC has paid for and completed all required remediation work in accordance with the NJDEP standards, and this matter is now closed.

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

(D)	Financial Information about Foreign and Domestic Operations and Export Sale

FREIT does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.

ITEM 1A	RISK FACTORS

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. The improvement in the U.S. economy has been uneven, but trending data seem to indicate the recovery has finally gained traction. The following U.S. developments and factors are positive: (a) the improvement in the housing market is expected to continue and drag along ancillary services; (b) falling energy prices and slower increases in health care costs are keeping inflation low; (c) increasing consumer confidence should push spending modestly higher in 2016; (d) private sector employment is expected to continue to grow steadily; and (e) credit availability has improved. These factors should aid economic growth in the United States. However, there are factors that can be a drag on long-term economic growth, including, without limitation: (i) continued political gridlock in Washington; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) a dramatic international crisis; (v) increasing concerns regarding terrorism; (vi) continued stagnant economies in Europe and Asia; and (vii) uncertainty regarding the upcoming presidential election in the Unites States.

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

Tenants unable to pay rent: Financially distressed tenants may be unable to pay rents and expense recovery charges, where applicable, and may default on their leases. Enforcing our rights as landlord could result in substantial costs and may not result in a full recovery of unpaid rent. If a tenant files for bankruptcy, the tenant’s lease may be terminated. In each such instance FREIT’s income and cash flow would be negatively impacted. The Great Atlantic and Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. (“A&P”), filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. On December 23, 2015, FREIT was notified by A&P that Pathmark’s lease of FREIT’s Patchogue, New York property would be rejected as of December 31, 2015. FREIT has recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision has no impact on cash flow or funds from operations. However, as a result of the lease being rejected, FREIT will lose annual rents of approximately $1.4 million until the store is re-leased. See “Renewal of Leases and Reletting of Space” under Item 1 and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions. The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT’s income and cash flow and adversely affect our ability to pay mortgage debt and interest or make distributions to our shareholders. See preceding risk factor captioned “Tenants unable to pay rent”.

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

As of October 31, 2015, FREIT had approximately $215.9 million of non-recourse mortgage debt subject to fixed interest rates, and $92 million of variable interest rate debt relating to outstanding draws on the Grande Rotunda, LLC construction loan. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent we are unable to refinance our indebtedness on acceptable terms, we may need to dispose of one or more of our properties upon disadvantageous terms.

Our revolving $12.8 million credit line (of which $12.8 million was available as of October 31, 2015), and our Grande Rotunda, LLC construction loan, which was entered into on December 9, 2013, contain financial covenants that could restrict our acquisition activities and result in a default on these loans if we fail to satisfy these covenants.

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

FREIT also faces competition with respect to its residential properties based on a variety of factors, including perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. Certain of these factors, such as the availability of amenities in the area surrounding a residential property, are not within FREIT’s control.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability therefore could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders. In prior years, FREIT conducted environmental audits for all of its properties except for its undeveloped land and retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except for the Preakness Shopping center in Wayne, New Jersey which has been remediated by the seller, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require remediation pursuant to any applicable federal or state law or regulations.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Portfolio of Investments: The following tables set forth certain information relating to each of FREIT's real estate investments in addition to the specific mortgages encumbering the properties.

Residential Apartment Properties as of October 31, 2015:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/15	Average Monthly Rent per Unit @ 10/31/15	Average Monthly Rent per Unit @ 10/31/14	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Berdan Court	1965	176	95.4%	$1,691	$1,661	$18,378	$1,740
Wayne, NJ

Hammel Gardens	1972	80	96.0%	$1,497	$1,440	$8,234 (4)	$718
Maywood, NJ

Regency Club	2014	132	98.5%	$1,478	$1,396	$16,200 (6)	$20,421
Middletown, NY

Steuben Arms	1975	100	97.7%	$1,422	$1,432	$10,852 (5)	$897
River Edge, NJ

Westwood Hills (1)	1994	210	94.5%	$1,725	$1,631	$21,545	$10,094
Westwood Hills, NJ

Pierre Towers (2)	2004	266	91.5%	$2,432	$2,356	$30,567	$41,201
Hackensack, NJ

Boulders (3)	2006	129	94.1%	$1,990	$1,943	$17,596	$16,754
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

(6) On December 29, 2014, FREIT Regency, LLC closed on a loan in the amount of $16.2 million bearing a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024.   In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan.

Commercial Properties as of October 31, 2015:
Property & Location	Year Acquired	Leasable Space- Approximate Sq. Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/15	Average Annualized Rent per Sq. Ft. @ 10/31/15 *	Average Annualized Rent per Sq. Ft. @ 10/31/14 *	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,716	30.1%	$25.36	$18.35	None (1)	$51

Franklin Crossing	1966 (2)	87,669	95.6%	$22.24	$24.93	None (1)	$7,472
Franklin Lakes, NJ

Westwood Plaza	1988	174,355	99.1%	$14.06	$13.71	$21,335	$8,074
Westwood, NJ

Westridge Square (3)	1992	251,961 (11)	76.1%	$21.07	$13.81	$22,000	$16,371
Frederick, MD

Pathmark Super Store (4)	1997	63,932	100.0%	$20.04	$20.03	$5,243 (8)	$6,928
Patchogue, NY

Preakness Center (5)	2002	323,205	88.8%	$12.97	$13.19	$25,038	$26,317
Wayne, NJ

Damascus Center (6)	2003	142,530	78.6%	$20.46	$20.47	$18,938 (9)	$28,851
Damascus, MD
				.	.
The Rotunda (7)	2005	216,645 (12)	66.2%	$9.22	$40.63	$91,953 (10)	$132,569
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Landlease

Rochelle Park, NJ	2007	1 Acre	N/A	N/A	N/A	None	$2,273
		Landlease

* Average annualized rent per sq. ft. includes the impact of straight-line rent escalations and the amortization of rent concessions and abatements.

(1) Security for draws against FREIT's Credit Line.

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,669 sq. ft. center that opened in October 1997.

(3) FREIT owns a 100% interest in WestFREIT Corp, that owns the center.

(4) The Great Atlantic and Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. ("A&P"), filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings.  On December 23, 2015, FREIT was notified by A&P that this lease would be rejected as of December 31, 2015.  See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information –  Commercial Segment” under Item 7 for further information.  See also Note 16 to the consolidated financial statements.

(5) FREIT owns a 40% equity interest in Wayne PSC, that owns the center.

(6) FREIT owns a 70% equity interest in Damascus Centre, LLC, that owns the center. A major renovation and expansion project was completed November 1, 2011.

(7) FREIT owns a 60% equity interest in Grande Rotunda, LLC, that owns the center.

(8) Effective January 1, 2013, interest rate on loan was renegotiated to a fixed rate of 4.5%. All other terms of the loan remain unchanged.

(9) On December 26, 2012, Damascus Centre, LLC refinanced the construction loan with a new mortgage loan in the amount of $20 million, bearing a floating rate equal to 210 basis points over the BBA LIBOR, and the new loan will mature on January 3, 2023.  In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan.

(10) On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a $120 million construction loan to be used to reconfigure and expand its Rotunda property in Baltimore, MD. As of October 31, 2015, approximately $92 million was drawn on the line, of which $19 million was used to pay off the loan from FREIT, and $73 million was used towards the construction at the Rotunda.

(11) Giant supermarket, which leased 55,330 sq. ft., elected not to extend their lease as of November 1, 2011. Effective April 2013, 40,000 sq. ft. of this space was leased to G-Mart. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 sq. ft. space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet.  H-Mart is currently renovating its space but began paying rent in May 2015.

(12) The Rotunda shopping center is currently undergoing a major redevelopment and expansion project, as a result, approximately 71% is currently leasable space.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2015 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	17	19,895	1.9%	$385,274	$19.37
2016	25	133,880	12.9%	$2,722,560	$20.34
2017	25	286,286	27.5%	$3,596,673	$12.56
2018	22	52,023	5.0%	$1,495,413	$28.75
2019	18	140,813	13.5%	$1,490,354	$10.58
2020	19	55,354	5.3%	$1,427,110	$25.78
2021	13	41,239	4.0%	$990,855	$24.03
2022	6	72,587	7.0%	$1,607,521	$22.15
2023	7	16,586	1.6%	$388,096	$23.40
2024	7	38,278	3.7%	$878,044	$22.94
2025	2	6,478	0.6%	$120,600	$18.62
2026	1	61,020	5.9%	$633,083	$10.38
2027	1	1,800	0.2%	$66,624	$37.01
2029	1	58,358	5.6%	$998,505	$17.11
2030	1	55,300	5.3%	$480,000	$8.68

Land Under Development and Vacant Land as of October 31, 2015:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)	All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its revenue from any single lease agreement.

In Fiscal 2015 and Fiscal 2014, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within FREIT’s residential segment, Pierre Towers in Hackensack, New Jersey accounted for 15.2% for Fiscal 2015 and 15.5% for Fiscal 2014 of total consolidated revenue. In Fiscal 2013, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue: within FREIT’s residential segment, Pierre Towers in Hackensack, New Jersey accounted for 15.6% of total consolidated revenue, and within FREIT’s commercial segment, the Preakness Center in Wayne, New Jersey accounted for 15.1% of total consolidated revenue.

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

Except for a building formerly occupied as a supermarket located in Patchogue, New York, the TD Bank branch located in Rockaway, New Jersey and the Pascack Community Bank branch located on our land in Rochelle Park, New Jersey, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have sixteen (16) anchor/major tenants, which account for approximately 64.4% of the space leased. The balance of the space is leased to one hundred forty-nine (149) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leasable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	251,961	Burlington Coat Factory	21
Frederick, MD (1)			H-Mart
			Gold's Gym
Franklin Crossing	(SC)	87,669	Stop & Shop	18
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,355	Kmart Corp	20
Westwood, NJ			TJMaxx
Preakness Center (2)	(SC)	323,205	Stop & Shop	30
Wayne, NJ			Macy's
			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (3)	(SC)	142,530	Safeway Stores	22
Damascus, MD
The Rotunda (4)	(O)	138,276	Clear Channel Broadcasting	36
Baltimore, MD			The Association of Universities For Research in Astronomy, Inc.

	(SC)	19,839	Rite Aid Corporation	—

Patchogue, NY (5)	(SC)	63,932	Pathmark	—
Glen Rock, NJ (6)	(SC)	4,716	—	2

(1) Giant Food of Maryland vacated in May 2011. Replaced by G-Mart in September 2013. Effective November 1, 2014, G-Mart vacated its space at the center and terminated its lease. A new lease for this space was signed by H-Mart, an international grocery store chain, in November 2014. H-Mart is currently renovating its space but began paying rent in May 2015.

(2) FREIT has a 40% interest in this property.

(3) FREIT has a 70% interest in this property.

(4) FREIT has a 60% interest in this property. Total square footage of shopping center decreased from 78,369 sq. ft. . to 19,839 sq. ft., as a result of current redevelopment project underway at the Rotunda shopping center.

(5) The Great Atlantic and Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. ("A&P"), filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings.  On December 23, 2015, FREIT was notified by A&P that this lease would be rejected as of December 31, 2015.  See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information –  Commercial Segment” under Item 7 for further information.  See also Note 16 to the consolidated financial statements.

(6) Effective November 30, 2013, Chase Bank elected not to renew its lease, and vacated the center. FREIT has signed a new lease for this space in November 2015 and the new lease has been included in the No. of Additional/Satellite Tenants.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 82.8%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The lower average occupancy level was primarily attributable to the vacancies at the Rotunda resulting from Giant vacating its space in April 2012, but agreeing to continue to pay rent in accordance with its lease terms through March 31, 2015, and the Rotunda redevelopment project which commenced in September 2013.

On July 27, 2012, FREIT signed a lease agreement with G-Mart, for a significant portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square property. G-Mart began operations at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 square foot space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet. H-Mart is currently renovating its space but began paying rent in May 2015.

Leases for FREIT’s apartment buildings and complexes are usually one (1) year in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.3% occupancy rate with respect to FREIT’s available apartment units.

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

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 14, 2016, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2015
First Quarter	$19.25	$19.50
Second Quarter	$20.25	$21.35
Third Quarter	$20.05	$21.00
Fourth Quarter	$18.60	$20.00

	Bid	Asked
Fiscal Year Ended October 31, 2014
First Quarter	$18.25	$18.75
Second Quarter	$18.75	$18.90
Third Quarter	$18.45	$18.75
Fourth Quarter	$18.25	$18.70

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the Board. Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2015 and Fiscal 2014, FREIT paid or declared aggregate total dividends of $1.20 per share for each fiscal year to the holders of Shares.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2015 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2015	2014	2013	2012	2011
	(In Thousands of Dollars)
Total Assets	$352,115	$301,555	$244,251	$242,300	$243,220

Mortgage Loans	$307,899	$251,552	$199,423	$200,420	$203,275

Common Equity	$7,544	$15,727	$14,869	$17,564	$13,850

Weighted average shares outstanding:
Basic and diluted	6,778	6,908	6,942	6,942	6,942

INCOME STATEMENT DATA:
Year Ended October 31,	2015	2014	2013	2012	2011
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Revenue from real estate operations	$44,783	$42,430	$41,337	$42,078	$42,601
Income relating to early lease termination	—	—	—	2,950	—
Total revenue	44,783	42,430	41,337	45,028	42,601

Expenses:
Real estate operations	21,062	19,492	18,127	17,968	17,424
Straight line rent adjustment - bankrupt tenant	1,046	—	—	—	—
General and administrative expenses	2,029	1,396	1,623	1,624	1,543
Deferred project cost write-off	—	—	—	3,726	—
Depreciation	6,883	6,346	6,233	6,171	6,054
Totals	31,020	27,234	25,983	29,489	25,021

Operating income	13,763	15,196	15,354	15,539	17,580

Investment income	150	184	191	173	101
Acquisition expenses-Regency	—	(648)	—	—	—
Interest expense including amortization
of deferred financing costs	(11,001)	(11,309)	(11,945)	(11,704)	(11,452)
Income from continuing operations	2,912	3,423	3,600	4,008	6,229

Discontinued operations:
Income from discontinued operations	—	7	797	460	484
Gain on sale of discontinued operations	—	8,734	3,545	7,528 *	—
Net income	2,912	12,164	7,942	11,996	6,713

Net (income) loss attributable to noncontrolling interest in subsidiaries	(281)	(507)	(493)	(645)	(1,335)
Net income attributable to common equity	$2,631	$11,657	$7,449	$11,351	$5,378

* Represents gain of $9,493 net of federal and state income tax of $1,965.

Basic and diluted earnings per share:
Continuing operations	$0.39	$0.42	$0.45	$0.49	$0.70
Discontinued operations	—	1.27	0.62	1.15	0.07
Net income	$0.39	$1.69	$1.07	$1.64	$0.77

Cash Dividends Declared Per Common Share	$1.20	$1.20	$1.56	$1.10	$1.20

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. On July 24, 2012, the Board approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. Rotunda began construction in September 2013, and is moving forward toward the completion of this project.

Debt Financing Availability: Financing for development projects has become more available. As a result, on December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, Maryland. On November 19, 2013, FREIT refinanced the first mortgages on its Hammel Gardens and Steuben Arms properties that were scheduled to mature on December 1, 2013. The mortgages, aggregating $9.4 million, were refinanced for $19.7 million.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2015 and October 31, 2014, and for the years ended October 31, 2015, 2014 and 2013. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

Revenue Recognition: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Straight-line rents represent unbilled rents receivable to the extent straight-line rents exceed current rents billed in accordance with lease agreements. Before FREIT can recognize revenue, it is required to assess, among other things, its collectability. See “Results of Operations – Segment Information – Commercial Segment” under Item 7 regarding the expense in the fourth quarter of Fiscal 2015 related to the Pathmark lease.

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

See Note 1 to FREIT’s consolidated financial statements for recently issued accounting standards.

Results of Operations:

Fiscal Years Ended October 31, 2015 and 2014

Summary revenues and net income for the fiscal years ended October 31, 2015 (“Fiscal 2015”) and October 31, 2014 (“Fiscal 2014”) are as follows:

	Years Ended October 31,
	2015	2014	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$22,817	$22,011	$806
Residential properties	21,966	20,419	1,547
Total real estate revenues	44,783	42,430	2,353

Operating expenses:
Real estate operations	21,062	19,492	1,570
Straight line rent adjustment - bankrupt tenant	1,046	—	1,046
General and administrative	2,029	1,396	633
Depreciation	6,883	6,346	537
Total operating expenses	31,020	27,234	3,786
Operating income	13,763	15,196	(1,433)

Investment income	150	184	(34)
Acquisition costs-Regency	—	(648)	648
Financing costs	(11,001)	(11,309)	308
Income from continuing operations	2,912	3,423	(511)

Income from discontinued operations	—	7	(7)
Gain on sale of discontinued operation	—	8,734	(8,734)
Net income	2,912	12,164	(9,252)

Net income attributable to noncontrolling
interest in subsidiaries	(281)	(507)	226
Net income attributable to common equity	$2,631	$11,657	$(9,026)

Earnings per share - basic and diluted:
Continuing operations	$0.39	$0.42	$(0.03)
Discontinued operations	—	1.27	(1.27)
Net income attributable to common equity	$0.39	$1.69	$(1.30)

Weighted average shares outstanding:
Basic and diluted	6,778	6,908

Real estate revenue for Fiscal 2015 increased 5.5% to $44,783,000 compared to $42,430,000 for Fiscal 2014, inclusive of a $298,000 expense adjustment in Fiscal 2014 to write-off a straight-line rent balance related to the G-Mart early lease termination at the Westridge Square shopping center.

Net income attributable to common equity (“net income common equity”) for Fiscal 2015 was $2,631,000 ($0.39 per share basic and diluted), compared to $11,657,000 ($1.69 per share basic and diluted) for Fiscal 2014. Included in net income common equity for Fiscal 2015 was a $1,046,000 provision for loss related to straight line rent receivable for Pathmark at the Patchogue, New York store as a result of the bankruptcy filing by A&P, of which Pathmark is a subsidiary (See “Results of Operations – Segment Information – Commercial Segment” for further details). Included in net income common equity for Fiscal 2014 was the gain from the sale of the South Brunswick property amounting to $8,734,000. Also included in net income common equity for Fiscal 2014 were acquisition expenses amounting to approximately $648,000 relating to the Regency Club (“Regency”) acquisition in June 2014, and an expense adjustment of $73,000 related to the write-off of the remaining deferred lease commissions related to the G-Mart early lease termination at the Westridge Square shopping center.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2015 and 2014:

NET INCOME COMPONENTS
	Years Ended October 31,
	2015	2014	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$12,381	$12,647	$(266)

Residential properties	11,340	10,662	678
Total income from real estate operations	23,721	23,309	412

Financing costs:
Fixed rate mortgages	(10,976)	(10,648)	(328)
Floating rate - Rotunda	(1,692)	(560)	(1,132)
Credit line	(35)	(107)	72
Other - Corporate interest	(326)	(745)	419
Mortgage cost amortization	(419)	(359)	(60)
Less amounts capitalized	2,447	1,110	1,337
Total financing costs	(11,001)	(11,309)	308

Investment income	150	184	(34)

General & administrative expenses:
Accounting fees	(327)	(509)	182
Legal & professional fees	(133)	(110)	(23)
Trustee fees	(862)	(504)	(358)
Stock option expense	(94)	(16)	(78)
Corporate expenses	(613)	(257)	(356)
Total general & administrative expenses	(2,029)	(1,396)	(633)

Depreciation	(6,883)	(6,346)	(537)

Adjusted income from continuing operations	3,958	4,442	(484)

Straight line rent adjustment - bankrupt tenant	(1,046)	—	(1,046)
G-Mart lease termination expense	—	(371)	371
Acquisition costs-Regency	—	(648)	648

Income from continuing operations	2,912	3,423	(511)

Income from discontinued operations	—	7	(7)
Gain on sale of discontinued operation	—	8,734	(8,734)
Net income	2,912	12,164	(9,252)
Net income attributable to noncontrolling interest
in subsidiaries	(281)	(507)	226

Net income attributable to common equity	$2,631	$11,657	$(9,026)

Adjusting income from continuing operations for the above mentioned comparability items included therein, adjusted income from continuing operations for Fiscal 2015 was $3,958,000 ($0.58 per share basic and diluted), compared to $4,442,000 ($0.64 per share basic and diluted) for Fiscal 2014. Adjusted income from continuing operations is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a provision for loss related to straight line rent receivable for Pathmark in Fiscal 2015, the G-Mart early lease termination expenses and the Regency acquisition expenses in Fiscal 2014, as well as income applicable to discontinued operations. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2015, as compared to Fiscal 2014 (See below for definition of NOI.):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2015	2014	$	%	2015	2014	$	%	2015	2014
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,485	$17,364	$121	0.7%	$21,521	$19,961	$1,560	7.8%	$39,006	$37,325
Reimbursements	5,479	5,054	425	8.4%	—	—	—	0.0%	5,479	5,054
Other	73	6	67	1116.7%	445	458	(13)	-2.8%	518	464
Total revenue	23,037	22,424	613	2.7%	21,966	20,419	1,547	7.6%	45,003	42,843

Operating expenses	10,436	9,663	773	8.0%	10,626	9,757	869	8.9%	21,062	19,420
Net operating income	$12,601	$12,761	$(160)	-1.3%	$11,340	$10,662	$678	6.4%	23,941	23,423
Average
Occupancy %	84.3%	82.3%		2.0%	94.8%	95.4%		-0.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(219)	(93)
Amortization of acquired leases	(1)	(21)
Investment income	150	184
General and administrative expenses	(2,029)	(1,396)
Straight line rent adjustment - bankrupt tenant	(1,046)	—
G-Mart lease termination expense	—	(371)
Acquisition costs-Regency	—	(648)
Depreciation	(6,883)	(6,346)
Financing costs	(11,001)	(11,309)
Income from continuing operations	2,912	3,423
Income from discontinued operations	—	7
Gain on sale of discontinued operation	—	8,734
Net income	2,912	12,164
Net income attributable to noncontrolling interest	(281)	(507)
Net income attributable to common equity	$2,631	$11,657

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

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and three are single tenanted – a building formerly occupied as a supermarket and two bank branches. FREIT owns land in Rockaway, New Jersey and Rochelle Park, New Jersey from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2015 increased by 2.7% and decreased by 1.3%, respectively, as compared to Fiscal 2014. The increase in total revenue for Fiscal 2015 was primarily attributable to increased rental income from increased rents and increases in the average occupancy percentage as compared to Fiscal 2014. The decline in NOI for Fiscal 2015 was primarily attributable to increases in non-reimbursable operating expenses, principally tenants’ bad debts.

Same Property Operating Results: FREIT’s commercial segment contains nine (9) same properties. (See definition of same property under Segment Information above.) Since the Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For Fiscal 2015, same property revenue for our commercial segment increased by 2.3% and same property NOI decreased by 0.5%, as compared to Fiscal 2014. The reasons for the changes mirror the discussion in the previous paragraph.

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2015:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases	19	131,648	$16.87	$12.94	30.4%	$—	$0.41

Non-comparable leases	5	10,026	$30.16	N/A	N/A	$1.33	$1.50

Total leasing activity	24	141,674

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases	1	440	$20.61	$21.22	-2.9%	$1.84	$—

Non-comparable leases	6	18,687	$29.84	N/A	N/A	$4.49	$1.16

Total leasing activity	7	19,127

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

The US economic recovery continued to show signs of improvement, with retail sales also showing slight improvement. Despite minor tenant fall-out at some of our properties, occupancy at our other commercial properties has been on the upswing for Fiscal 2015. Average occupancy rates for Fiscal 2015, increased 2.0% from last year’s comparable period. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September 2013, average occupancy rates for Fiscal 2015 decreased 1.7% from Fiscal 2014.

Construction related to the expansion and renovation of the Damascus Center was completed in November 2011. We are currently in the negotiation process with potential tenants for the new, currently available space constructed in the final phase (Phase III) of this project. As of October 31, 2015, approximately 84.9% of the space at the Damascus Center is leased and 80.2% is occupied.

On July 27, 2012, FREIT signed a lease agreement with G-Mart for a significant portion (40,000 square feet) of the space at the Westridge Square shopping center that was previously occupied by Giant of Maryland, LLC (“Giant”). G-Mart managed an international grocery store chain. FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began operations at the center in September 2013. Effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 sq. ft. space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet. H-Mart is currently renovating its space but began paying rent in May 2015. All of the tenant improvements related to G-Mart will be utilized for H-Mart.

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

On July 19, 2015, the Great Atlantic & Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. (“A&P”) filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. A&P announced its intention to sell its assets and wind up its affairs. FREIT owns a 63,932 square foot store in Patchogue, New York with a carrying value of approximately $6.9 million as at October 31, 2015 that is leased to Pathmark, a subsidiary of A&P, and operated as a Pathmark Super Store. On December 23, 2015, FREIT was notified by A&P that this lease would be rejected as of December 31, 2015.

In accordance with GAAP, FREIT has been accounting for rental income from the store using the straight line method and accruing rent evenly over the lease term after taking into account scheduled future rent increases, with excess rent accrued over amounts received accounted for as a receivable on the consolidated balance sheets. At October 31, 2015, approximately $1,046,000 remains as a straight line rent receivable. FREIT has recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision has no impact on cash flow or funds from operations. However, as a result of the lease being rejected, FREIT will lose annual rents of approximately $1.4 million until the store is re-leased. As a result of the rejection of the lease, FREIT has assessed the real estate for impairment and determined that no impairment exists at October 31, 2015.

On January 11, 2016, FREIT was notified by Lakeland Bank (as successor by merger to Pascack Community Bank) of its election and exercise of the option to purchase the property leased by FREIT to Lakeland Bank located in Rochelle Park, New Jersey having a carrying value of $2,273,000 at October 31, 2015. Pursuant to the Lease Agreement, Lakeland Bank has the right to exercise this option at a price equal to the greater of $3 million or the fair market value of the property as determined by mutual agreement between tenant and landlord. The gain from the sale of this property cannot be determined until the purchase price is determined. However, the sale will result in FREIT’s loss of annual rents of approximately $241,000.

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned affiliate, Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. This property is currently being redeveloped and expanded. The redevelopment and expansion plans include a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $105 million has been incurred through October 31, 2015, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as all ongoing construction costs related to the project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand the Rotunda property. The construction loan is for a term of four (4) years with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. FREIT started construction in September 2013.

Through October 31, 2015, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank (See Note 9 for further information regarding this agreement.); and (b) $92 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw as used to pay off the loan from FREIT, and $73 million was used towards the construction at the Rotunda. (See discussion under Liquidity and Capital resources for further details regarding the Rotunda financing.)

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2015 increased by 7.6% and 6.4%, respectively, as compared to Fiscal 2014. The increase in total revenue and NOI for Fiscal 2015 was primarily attributable to: (a) the addition of the operating results of the Regency (See discussion below), and (b) increased base rent at our residential properties. Average occupancy levels for the Fiscal 2015 decreased 0.6%, as compared to last year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Regency property is not included as same property, since it was acquired in June 2014 and was not in operation for the full 2014 fiscal year. Same property revenue increased by 0.4% from Fiscal 2014 while same property NOI remained relatively flat as compared to prior fiscal year, driven primarily by an increase in base rents at our residential properties. Exclusive of the Regency property, average occupancy rates for Fiscal 2015 decreased 0.7% over last year’s comparable period.

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2015 and Fiscal 2014 were $1,744 and $1,703, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $229,000 and $216,000, respectively.

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

Capital expenditures: Since all of our apartment communities, with the exception of the Boulders and the Regency, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Major renovation programs (apartment renovations, parking structure restoration, air conditioning system replacement, and heating/cooling riser pipe replacement) have been undertaken at the Pierre. The parking structure restoration project, as well as the replacement of the A/C system, was completed in Fiscal 2014 at a cost of approximately $750,000 and $1 million, respectively. We have substantially completed modernizing, where required, all apartments. The remaining apartments will be renovated as they become vacant. In addition, we have completed the major project to replace the heating and cooling riser pipe system at the Pierre in third quarter 2015 for a cost of approximately $1.4 million. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Years Ended October 31,
	2015	2014
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$10,459	$9,810
New	517	826
2nd Mortgages
Existing	—	12
Variable rate mortgages:
Construction loan-Rotunda	1,692	560
Credit line	35	107
Other	326	745
	13,029	12,060
Amortization of mortgage costs	419	359
Total financing costs	13,448	12,419
Less amounts capitalized	(2,447)	(1,110)
Total financing costs expensed	$11,001	$11,309

Total financing costs for Fiscal 2015 increased 8.3% as compared to Fiscal 2014. The increase for Fiscal 2015 was primarily attributable to the Rotunda construction loan of $92 million and the Regency loan of $16.2 million (See Note 5 for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2015 was $150,000 as compared to $184,000 for the prior year’s period. The primary reason for the decrease in investment income for the current fiscal year was due to a lower level of interest income related to the discounting of the Giant lease termination fee at the Rotunda as the lease terminated on March 31, 2015. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2015, G & A was $2,029,000 as compared to $1,396,000 for the prior year’s period. The primary components of G&A are accounting fees, legal and professional fees and Trustees’ fees. The primary reason for the increase in G&A was the increase in Trustees’ fees, as a result of a change in the Deferred Fee Plan, along with increases in Trustee meeting attendance fees and annual retainer fees effective November 1, 2014.

DEPRECIATION

Depreciation expense from operations for Fiscal 2015 was $6,883,000 as compared to $6,346,000 for the prior year’s period. The increase in depreciation was primarily attributable to the depreciation related to the Regency acquisition and certain assets becoming operational in Fiscal 2015.

Results of Operations:

Fiscal Years Ended October 31, 2014 and 2013

Summary revenues and net income for Fiscal 2014 and for the fiscal year ended October 31, 2013 (“Fiscal 2013”) are as follows:

	Years Ended October 31,
	2014	2013	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$22,011	$22,840	$(829)
Residential properties	20,419	18,497	1,922
Total real estate revenues	42,430	41,337	1,093

Operating expenses:
Real estate operations	19,492	18,127	1,365
General and administrative	1,396	1,623	(227)
Depreciation	6,346	6,233	113
Total operating expenses	27,234	25,983	1,251
Operating income	15,196	15,354	(158)

Investment income	184	191	(7)
Acquisition costs-Regency	(648)	—	(648)
Financing costs	(11,309)	(11,945)	636
Income from continuing operations	3,423	3,600	(177)

Income from discontinued operations	7	797 (a)	(790)
Gain on sale of discontinued operation	8,734	3,545	5,189
Net income	12,164	7,942	4,222

Net income attributable to noncontrolling
interest in subsidiaries	(507)	(493)	(14)
Net income attributable to common equity	$11,657	$7,449	$4,208

Earnings per share - basic and diluted:
Continuing operations	$0.42	$0.45	$(0.03)
Discontinued operations	1.27	0.62	0.65
Net income attributable to common equity	$1.69	$1.07	$0.62

(a) Includes $720 federal and state income tax credit related to sale of Heights Manor property (see Note 2).

Weighted average shares outstanding:
Basic and Diluted	6,908	6,942

Real estate revenue for Fiscal 2014 increased 2.6% to $42,430,000, compared to $41,337,000 for Fiscal 2013, inclusive of a $298,000 expense adjustment to write-off a straight-line rent balance related to the G-Mart early lease termination at the Westridge Square shopping center in Fiscal 2014.

Net income attributable to common equity (“net income common equity”) for Fiscal 2014 was $11,657,000 ($1.69 per share basic and diluted), compared to $7,449,000 ($1.07 per share basic and diluted) for Fiscal 2013. Included in net income common equity for fiscal years 2014 and 2013 were gains from the sale of real estate amounting to $8,734,000 and $3,545,000, respectively. Also included in net income common equity for Fiscal 2014 were acquisition expenses amounting to approximately $648,000 relating to the Regency acquisition in June 2014, and an expense adjustment of $73,000 related to the write-off of the remaining deferred lease commissions related to the G-Mart early lease termination at the Westridge Square shopping center. Included in income from discontinued operations for Fiscal 2013 is a $720,000 income tax credit related to the sale of the Heights Manor property.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2014 and 2013:

NET INCOME COMPONENTS
	Years Ended October 31,
	2014	2013	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$12,647	$13,605	$(958)

Residential properties	10,662	9,605	1,057
Total income from real estate operations	23,309	23,210	99

Financing costs:
Fixed rate mortgages	(10,648)	(10,359)	(289)
Floating rate - Rotunda & Damascus	(560)	(563)	3
Credit line	(107)	—	(107)
Other - Corporate interest	(745)	(653)	(92)
Mortgage cost amortization	(359)	(370)	11
Less amounts capitalized	1,110	—	1,110
Total financing costs	(11,309)	(11,945)	636

Investment income	184	191	(7)

General & administrative expenses:
Accounting fees	(509)	(511)	2
Legal & professional fees	(110)	(97)	(13)
Trustee fees	(504)	(503)	(1)
Stock option expense	(16)	—	(16)
Corporate expenses	(257)	(512)	255
Total general & administrative expenses	(1,396)	(1,623)	227

Depreciation	(6,346)	(6,233)	(113)

Adjusted income from continuing operations	4,442	3,600	842

G-Mart lease termination expense	(371)	—	(371)
Acquisition costs-Regency	(648)	—	(648)

Income from continuing operations	3,423	3,600	(177)

Income from discontinued operations	7	797 (a)	(790)
Gain on sale of discontinued operation	8,734	3,545	5,189
Net income	12,164	7,942	4,222
Net income attributable to noncontrolling interest
in subsidiaries	(507)	(493)	(14)

Net income attributable to common equity	$11,657	$7,449	$4,208

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

SEGMENT INFORMATION

The following table sets forth comparative net operating income (“NOI”) data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2014, as compared to Fiscal 2013:

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2014	2013	$	%	2014	2013	$	%	2014	2013
	(in thousands)				(in thousands)				(in thousands)
Rental income	$17,364	$17,641	$(277)	-1.6%	$19,961	$18,214	$1,747	9.6%	$37,325	$35,855
Reimbursements	5,054	5,006	48	1.0%	—	—	—	0.0%	5,054	5,006
Other	6	229	(223)	-97.4%	458	283	175	61.8%	464	512
Total revenue	22,424	22,876	(452)	-2.0%	20,419	18,497	1,922	10.4%	42,843	41,373

Operating expenses	9,663	9,235	428	4.6%	9,757	8,892	865	9.7%	19,420	18,127
Net operating income	$12,761	$13,641	$(880)	-6.5%	$10,662	$9,605	$1,057	11.0%	23,423	23,246
Average
Occupancy %	82.3%	81.9%		0.4%	95.4%	92.8%		2.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(93)	(12)
Amortization of acquired leases	(21)	(24)
Investment income	184	191
General and administrative expenses	(1,396)	(1,623)
G-Mart lease termination expense	(371)	—
Acquisition costs-Regency	(648)	—
Depreciation	(6,346)	(6,233)
Financing costs	(11,309)	(11,945)
Income from continuing operations	3,423	3,600
Income from discontinued operations	7	797 (a)
Gain on sale of discontinued operation	8,734	3,545
Net income	12,164	7,942
Net income attributable to noncontrolling interest	(507)	(493)
Net income attributable to common equity	$11,657	$7,449

(a) Includes $720 federal and state income tax credit related to sale of Heights Manor property (see Note 2).

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and one is a single tenanted store previously occupied by Pathmark. FREIT owns land in Rockaway, New Jersey and Rochelle Park, New Jersey from which it receives monthly rental income, from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2014 decreased by 2.0% and 6.5%, respectively, as compared to Fiscal 2013. The overall decline in revenue for Fiscal 2014 was primarily due to: (a) higher vacancies at the Rotunda, stemming from not renewing expired tenant leases to facilitate the renovation and expansion at the center, (b) slightly higher vacancies at the Preakness Shopping Center, and (c) lower common area maintenance charge reimbursements for the current year at the Preakness Shopping Center. Prior year’s common area maintenance charges included tenant reimbursements for major parking lot repairs at the center totaling approximately $200,000. The factors contributing to the decrease in revenue more than offset the benefits of higher base rent at the Damascus shopping center, the opening of the G-Mart international grocery store chain at the Westridge Square shopping center, and higher expense reimbursements stemming from an increase in common area maintenance charges due to the recent harsh winter in the northeast. The decrease in NOI for Fiscal 2014 was primarily due to a decrease in rental revenue, as described above, higher operating expenses in the current fiscal year, that could not be passed on to the tenants as part of common area maintenance charges, and an expense adjustment of $73,000 related to the write-off of the remaining deferred lease commissions related to the G-Mart early lease termination at the Westridge Square shopping center. It is not anticipated that the Giant space at the Rotunda (or a reconfiguration of this space) will be leased until the redevelopment of the Rotunda is completed. (See discussion below.)

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

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2014 increased by 10.4% and 11.0%, respectively, as compared to Fiscal 2013. The increase in total revenue and NOI for Fiscal 2014 was primarily attributable to: (a) increased base rent, (b) a net insurance recovery of $200,000, recorded in the current year’s first quarter, relating to damages incurred at our Steuben Arms property in 2012 as a result of Hurricane Sandy, (c) higher occupancy levels at all of our properties, and (d) the Regency acquisition in June 2014. Average occupancy levels for the Fiscal 2014 increased 2.6%, as compared to last year’s comparable period. Exclusive of the Regency property, average occupancy rates for Fiscal 2014 increased 2.1% over last year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Same property revenue and same property NOI for FREIT’s residential segment for Fiscal 2014 increased by 6.0% and 7.7%, respectively, as compared to Fiscal 2013. The increase in same property total revenue and NOI for Fiscal 2014 was primarily attributable to: (a) increased base rent, (b) a net insurance recovery of $200,000, recorded in the current year’s first quarter, relating to damages incurred at our Steuben Arms property in 2012 as a result of Hurricane Sandy, and (c) higher occupancy levels at all of our properties. The Regency property is not included as same property, since it is a newly acquired property that has been in operation for less than a year. The Palisades Manor and Grandview Apartment properties, which were sold in April 2013 and August 2013, respectively, are classified as discontinued operations and therefore also not included as same property. (See discussion below.)

Our residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2014 and Fiscal 2013 were $1,703 and $1,683, respectively. For comparability purposes, the average residential rent for Fiscal 2013 has been restated to include the impact of the Regency. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $223,000 and $214,000, respectively.

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

In connection with the sale of FREIT’s Heights Manor property in August 2012, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT paid approximately $1.5 million in federal and $400,000 in state income taxes on such undistributed gain, which was charged to discontinued operations. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to discontinued operations in Fiscal 2013.

FINANCING COSTS

	Years Ended October 31,
	2014	2013
	($ in thousands)
Fixed rate mortgages:
1st Mortgages
Existing	$9,810	$10,215
New	826	—
2nd Mortgages
Existing	12	144
Variable rate mortgages:
Acquisition loan-Rotunda	—	442
Construction loan-Rotunda	560	—
Construction loan-Damascus	—	121
Credit line	107	—
Other	745	653
	12,060	11,575
Amortization of mortgage costs	359	370
Total financing costs	12,419	11,945
Less amounts capitalized	(1,110)	—
Total financing costs expensed	$11,309	$11,945

Total financing costs for Fiscal 2014 increased 4.0%, as compared to Fiscal 2013. The increase for Fiscal 2014 was primarily attributable to interest related to: (a) $42.7 million in draws on Rotunda’s construction loan, of which $19 million was used to pay off the Rotunda acquisition loan purchased by FREIT in May 2013, and then refinanced on December 9, 2013 as part of the construction loan from Wells Fargo Bank at a lower interest rate, (b) the Westwood Plaza and Damascus refinancings included under new first mortgages, and (c) interest on FREIT’s $10 million draw on its credit line, of which $5 million was outstanding at October 31, 2014. The interest related to the variable rate Damascus construction loan for Fiscal 2013 relates to interest incurred up until the date the loan was refinanced on December 26, 2012. (See Note 5 for more details.)

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

DEPRECIATION

Depreciation expense from operations for Fiscal 2014 was $6,346,000, as compared to $6,233,000 for the prior year’s period. The increase in depreciation was primarily attributable to the depreciation related to the Regency acquisition and certain assets becoming operational in Fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $12 million for Fiscal 2015 compared to $12.4 million for Fiscal 2014. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2015, FREIT had cash and cash equivalents totaling $13.5 million compared to $10.6 million at October 31, 2014. The increase in cash for Fiscal 2015 is primarily attributable to net proceeds of approximately $15.8 million related to the securing of long-term financing for the Regency property, offset by the repayment of $5 million related to FREIT’s outstanding credit line balance and $8.1 million in dividend payments. (See discussion below for additional information relating to this loan.)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of $12.8 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey, and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. The amount of the credit line was reduced to $12.8 million from the original amount of $18 million in connection with the sale of the Palisades Manor property in April 2013, and the Grandview Apartments property in August 2013, and the release of these properties as collateral for the credit line. On June 18, 2014, FREIT utilized $10 million of the credit line as partial funding for the Regency Club acquisition. The $5 million that was outstanding as of October 31, 2014, was repaid to the bank in January 2015 from the proceeds of a $16.2 million mortgage loan from the Provident Bank, which is described in further detail below. As of October 31, 2015, approximately $12.8 million was available under the line of credit.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of a one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which approximately $20 million has been drawn as of October 31, 2015. The balance, up to an additional $5 million, will be available as a one-time draw over a period that expires on April 22, 2016. The amount available will depend on leasing and the net operating income at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 6 for additional information relating to the interest rate swap.)

We are currently underway with a major redevelopment and expansion at the Rotunda in Baltimore, Maryland. The Rotunda property (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. The redevelopment and expansion plans include a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property. The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. FREIT started construction in September 2013, and is moving forward toward the completion of this construction project. Interest on the loan is accrued and added to the principal. Such interest will be due and payable at maturity.

The loan is secured by the Rotunda property, which has a net book value of approximately $132,569,000 as of October 31, 2015, including $101.3 million classified as construction in progress. As of October 31, 2015, $92 million was drawn down on this construction loan, of which $19 million was used to pay off the loan from FREIT, and $73 million was used towards the construction at the Rotunda.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank required that the Grande Rotunda, LLC contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds Grande Rotunda, LLC has made a capital call on its members – FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. FREIT, pursuant to previous agreements, has made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and had a maturity date of June 19, 2015. On June 4, 2015, the Board approved an extension of the maturity date to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr.

As of October 31, 2015, FREIT made its required capital call contribution of $8.7 million towards the Rotunda construction financing, and Rotunda 100 made its required capital call contribution of $5.8 million. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande Rotunda, LLC.

As at October 31, 2015, FREIT’s aggregate outstanding mortgage debt was $307.9 million, which bears a weighted average interest rate of 4.26% and an average life of approximately 5.0 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2020	2022	2023	2024	2025
($ in millions)
Mortgage "Balloon" Payments	$24.5	$22.0	$4.9	$137.1	$19.1	$14.4	$32.5	$15.9	$13.9

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2015 and 2014:

(in Millions)	October 31, 2015	October 31, 2014

Fair Value	$313.5	$256.0

Carrying Value	$307.9	$251.6

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2015, a 1% interest rate increase would reduce the fair value of our debt by $8.7 million, and a 1% decrease would increase the fair value by $9.2 million.

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

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan from Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 6 for additional information relating to the interest rate swap.)

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

Current GAAP requires us to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect our income statement. Changes in the fair value of these swap contracts will be reported in other comprehensive income and appear in the equity section of our balance sheet. This gain or loss represents the economic consequence of liquidating our fixed rate swap contracts and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these swap contracts will be accounted for as an adjustment to interest expense.

FREIT has variable interest rate mortgages securing its Damascus Center and Regency properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were initially based on a notional amount of approximately $20,000,000 ($18,970,000 at October 31, 2015) for the Damascus Center swap, and a notional amount of approximately $16,200,000 at October 31, 2015 for the Regency swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2015, the swap contracts for Damascus Center and the Regency property were in the counterparties’ favor. If FREIT had terminated its contracts at that date it would have realized a loss of approximately $121,000 for the Damascus Center swap, and a loss of approximately $945,000 for the Regency swap which have been included as a liability in FREIT’s balance sheet as at October 31, 2015, and the change (gain or loss) between reporting periods included in comprehensive income. At October 31, 2014, FREIT’s Damascus Center swap contract was in-the-money. If FREIT had terminated its contract at that date it would have realized a gain of approximately $515,000. This amount has been included as an asset in FREIT’s balance sheet as at October 31, 2014, and the change (gain or loss) between reporting periods included in comprehensive income.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its mortgage loan and construction contracts in place as of October 31, 2015 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$23,569	$3,819	$7,382	$6,425	$5,943
Balloon Payments	284,330	24,546	26,920	156,250	76,614
Total Long-Term Debt	307,899	28,365	34,302	162,675	82,557

Line of Credit (a)	—	—	—	—	—
Total Contractual Obligations	$307,899	$28,365	$34,302	$162,675	$82,557

(a) Represents draws on line of credit with Provident Bank.

FREIT’s annual estimated cash requirements related to interest on its mortgage loans and construction contracts in place as of October 31, 2015 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
	Within One Year	2 - 3 Years	4 - 5 Years		After 5 Years

Interest on Fixed Rate Debt	$10,229	$16,193	$11,007		$8,791
Interest on Variable Rate Debt	—	—	6,932	(a)	—
Total Interest Obligations	$10,229	$16,193	$17,939		$8,791

(a) Interest on Rotunda construction loan accrued through maturity.

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Effective with the third quarter of Fiscal 2013, FREIT revised its FFO calculation to be in conformance with the NAREIT definition. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, below market lease amortization, straight-line rents, acquisition expenses, FFO from discontinued operations and recurring capital improvements on our residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is useful to investors as a supplemental gauge of our operating performance. We compute FFO and AFFO as follows:

	Years Ended October 31,
	2015	2014	2013
	(in thousands, except per share)
Funds From Operations ("FFO") (a)
Net income	$2,912	$12,164	$7,942
Depreciation of consolidated properties	6,883	6,346	6,233
Depreciation of discontinued operations	—	—	11
Amortization of deferred leasing costs	260	391	295
Gain on sale of discontinued operations	—	(8,734)	(3,545)
Distributions to minority interests	(516)	(975)	(462)

FFO	$9,539	$9,192	$10,474

Per Share - Basic and Diluted	$1.41	$1.33	$1.51
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$9,539	$9,192	$10,474
Amortization of acquired leases	1	21	24
Deferred rents (Straight lining)	219	391	12
Straight line rent adjustment - bankrupt tenant	1,046	—	—
Acquisition expenses-Regency	—	648	—
Less: FFO from discontinued operations	—	(7)	(808)
Capital Improvements - Apartments	(424)	(549)	(681)
AFFO	$10,381	$9,696	$9,021

Per Share - Basic and Diluted	$1.53	$1.40	$1.30

Weighted Average Shares Outstanding:
Basic and Diluted	6,778	6,908	6,942

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

On February 17, 2015, FREIT announced a tender offer to purchase up to 100,000 shares of beneficial interest at a price of $23.00 per share, which it funded principally from cash and cash equivalents. The tender offer expired on March 20, 2015. The number of shares proposed to be purchased in the tender offer represented approximately 1.5% of FREIT’s then-outstanding shares. As a result of the tender offer, FREIT repurchased 94,302 shares of beneficial interest at $23.00 per share, for an aggregate purchase price of $2,168,946. FREIT’s Trustees and executive officers did not tender any of their shares of beneficial interest in FREIT in the tender offer. (See Note 15 for further details.)

Stock Option Plan

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024. (See Note 11 for further details.)

Deferred Fee Plan

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units will be determined by the closing price of FREIT shares on the date set forth in the Deferred Fee Plan. (See Note 12 for further details.)

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

	Fiscal Years Ended October 31,
	2015	2014	2013
First Quarter	$0.30	$0.30	$0.30
Second Quarter	$0.30	$0.30	$0.30
Third Quarter	$0.30	$0.30	$0.30
Fourth Quarter	$0.30	$0.30	$0.66
Total For Year	$1.20	$1.20	$1.56

		(in thousands of dollars)						Dividends
Fiscal	Per	Total	Ordinary		Capital Gain	Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis	Income		Taxable Income
2015	$1.20	$8,130	$4,649	*	$—	$4,649	*	174.9%
2014	$1.20	$8,276	$5,658		$50	$5,708		145.0%
2013	$1.56	$10,830	$4,497		$3,566	$8,063		134.3%
*Estimated

As indicated in the table above, FREIT realized capital gain income of $3.6 million in Fiscal 2013 which related to the sale of its Palisades Manor and Grandview Apartments in Fiscal 2013. In December 2013, FREIT distributed as dividends to its shareholders the entire capital gain of approximately $3.6 million.

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

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 41 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2015. There have been no significant changes in FREIT’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2015. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2015, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2015. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2015 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited First Real Estate Investment Trust of New Jersey and subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the effectiveness of FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of FREIT as of and for the year ended October 31, 2015, and our report dated January 14, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ EisnerAmper LLP

New York, New York

January 14, 2016

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and “Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2016.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2016.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2016.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2016.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2016.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 14, 2016	By: /s/ Robert S. Hekemian
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

Signatures	Title	Date
/s/ Robert S. Hekemian	Chairman of the Board and Chief	January 14, 2016
Robert S. Hekemian	Executive Officer (Principal Executive Officer) and Trustee
/s/ Donald W. Barney	President, Treasurer, Chief Financial	January 14, 2016
Donald W. Barney	Officer (Principal Financial / Accounting Officer) and Trustee
/s/ Herbert C. Klein	Trustee	January 14, 2016
Herbert C. Klein
/s/ Ronald J. Artinian	Trustee	January 14, 2016
Ronald J. Artinian
/s/ Alan L. Aufzien	Trustee	January 14, 2016
Alan L. Aufzien
/s/ Robert S. Hekemian, Jr.	Trustee	January 14, 2016
Robert S. Hekemian, Jr.
/s/ David F. McBride	Trustee	January 14, 2016
David F. McBride

/s/ John A. Aiello	Trustee	January 14, 2016
John A. Aiello

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and subsidiaries (“FREIT”) as of October 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended October 31, 2015. Our audits also included the financial statement schedule listed in the index at item 15(b). These financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Real Estate Investment Trust of New Jersey and subsidiaries as of October 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

January 14, 2016

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	October 31,
	2015	2014
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$219,430	$222,317
Construction in progress	101,415	50,146
Cash and cash equivalents	13,500	10,554
Tenants' security accounts	1,728	1,590
Receivables arising from straight-lining of rents, net of allowance for loss in 2015	2,604	3,869
Accounts receivable, net of allowance for doubtful accounts	2,105	1,673
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	4,555	4,059
Deferred charges, net	1,327	1,381
Interest rate swap contract	—	515
Total Assets	$352,115	$301,555

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$307,899	$251,552
Less unamortized debt issuance costs	3,129	3,762
Mortgages payable, net (Note 5)	304,770	247,790

Deferred trustee compensation payable	9,078	9,017
Accounts payable and accrued expenses	10,305	9,495
Dividends payable	2,018	2,046
Tenants' security deposits	2,561	2,319
Deferred revenue	1,080	1,042
Interest rate swap contracts	1,066	—
Total Liabilities	330,878	271,709

Commitments and contingencies (Note 8)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued	25,860	24,985
Treasury stock, at cost: 266,283 shares at October 31, 2015
and 171,981 shares at October 31, 2014	(5,517)	(3,348)
Dividends in excess of net income	(11,769)	(6,270)
Accumulated other comprehensive income (loss)	(1,030)	360
Total Common Equity	7,544	15,727
Noncontrolling interests in subsidiaries	13,693	14,119
Total Equity	21,237	29,846
Total Liabilities and Equity	$352,115	$301,555

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2015	2014	2013
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$38,786	$36,913	$35,819
Reimbursements	5,479	5,054	5,006
Sundry income	518	463	512
	44,783	42,430	41,337

Expenses:
Operating expenses	13,317	11,405	10,374
Straight line rent adjustment - bankrupt tenant	1,046	—	—
Management fees	2,000	1,968	1,849
Real estate taxes	7,774	7,515	7,527
Depreciation	6,883	6,346	6,233
	31,020	27,234	25,983

Operating income	13,763	15,196	15,354

Investment income	150	184	191

Acquisition expenses-Regency	—	(648)	—
Interest expense including amortization
of deferred financing costs	(11,001)	(11,309)	(11,945)
Income from continuing operations	2,912	3,423	3,600

Income from discontinued operations	—	7	797
Gain on sale of discontinued operations	—	8,734	3,545
Net income	2,912	12,164	7,942

Net income attributable to noncontrolling
interests in subsidiaries	(281)	(507)	(493)

Net income attributable to common equity	$2,631	$11,657	$7,449

Earnings per share - basic and diluted:
Continuing operations	$0.39	$0.42	$0.45
Discontinued operations	—	1.27	0.62
Net income attributable to common equity	$0.39	$1.69	$1.07

Weighted average shares outstanding:
Basic and diluted	6,778	6,908	6,942

Amounts attributable to common equity:
Income from continuing operations	$2,631	$2,916	$3,107
Income related to discontinued operations	—	8,741	4,342
Net income attributable to common equity	$2,631	$11,657	$7,449

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2015	2014	2013
	(In Thousands of Dollars)

Net income	$2,912	$12,164	$7,942

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts
before reclassifications	(2,196)	(774)	721
Amount reclassified from accumulated other
comprehensive income (loss) to interest expense	615	309	259
Net unrealized gain (loss) on interest rate swap contracts	(1,581)	(465)	980
Comprehensive income	1,331	11,699	8,922
Net income attributable to noncontrolling interests	(281)	(507)	(493)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contract
attributable to noncontrolling interests	191	140	(294)
Comprehensive income attributable to noncontrolling interests	(90)	(367)	(787)
Comprehensive income attributable to common equity	$1,241	$11,332	$8,135

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2012	$24,969	$(1,135)	$(6,270)	$—	$17,564	$8,611	$26,175

Distributions to noncontrolling interests					—	(462)	(462)

Net income			7,449		7,449	493	7,942

Dividends declared ($1.56 per share)			(10,830)		(10,830)	—	(10,830)

Net unrealized gain on interest rate swap				686	686	294	980

Balance at October 31, 2013	24,969	(1,135)	(9,651)	686	14,869	8,936	23,805

Repurchase of 120,972 shares of beneficial interest		(2,213)			(2,213)		(2,213)

Stock based compensation expense	16				16		16

Distributions to noncontrolling interests					—	(975)	(975)

Net income			11,657		11,657	507	12,164

Dividends declared ($1.20 per share)			(8,276)		(8,276)		(8,276)

Net unrealized loss on interest rate swap				(326)	(326)	(140)	(466)

Additional investment by noncontrolling interest in Grande Rotunda, LLC					—	5,791	5,791

Balance at October 31, 2014	24,985	(3,348)	(6,270)	360	15,727	14,119	29,846

Repurchase of 94,302 shares of beneficial interest		(2,169)			(2,169)		(2,169)

Stock based compensation expense	94				94		94

Vested share units granted to Trustees	781				781		781

Distributions to noncontrolling interests					—	(516)	(516)

Net income			2,631		2,631	281	2,912

Dividends declared, including $29 payable in share units ($1.20 per share)			(8,130)		(8,130)		(8,130)

Net unrealized loss on interest rate swaps				(1,390)	(1,390)	(191)	(1,581)

Balance at October 31, 2015	$25,860	$(5,517)	$(11,769)	$(1,030)	$7,544	$13,693	$21,237

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2015		2014		2013
	(In Thousands of Dollars)
Operating activities:
Net income	$2,912		$12,164		$7,942
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	6,883		6,346		6,244
Amortization	679		750		665
Stock based compensation expense	94		16		—
Trustee fees and related interest paid in stock units	752		—		—
Deferred rents - straight line rent	1,265	(g)	391		13
Bad debt expense	631		26		—
Net amortization of acquired leases	1		21		24
Gain on sale of discontinued operations	—		(8,734)		(3,545)
Income tax adjustment on gain on sale of discontinued operation	—		—		(720	)(a)
Changes in operating assets and liabilities:
Tenants' security accounts	104		46		17
Accounts receivable, prepaid expenses and other assets	(1,766)		(634)		(194)
Accounts payable, accrued expenses and deferred
trustee compensation	392		1,812		318
Deferred revenue	95		190		(289)
Net cash provided by operating activities	12,042		12,394		10,475
Investing activities:
Capital improvements - existing properties	(4,158)		(3,770)		(2,149)
Construction and pre-development costs	(48,576	)(f)	(33,579	)(c)	(4,732	)(b)
Regency acquisition, net of proceeds held in escrow	—		(10,855	)(d)	—
Proceeds from sale of discontinued operations	—		—		3,752
Secured loans receivable to noncontrolling interest	—		(2,128)		—
Net cash used in investing activities	(52,734)		(50,332)		(3,129)
Financing activities:
Repayment of mortgages and construction loan	(4,117)		(13,260)		(45,747)
Repayment of credit line	(5,000)		(7,000)		—
Proceeds from mortgage loan refinancings	16,200		19,700		42,750
Proceeds from construction loan	47,740		42,129		—
Proceeds from credit line	—		10,000		2,000
Deferred financing costs	(371)		(2,669)		(1,059)
Dividends paid	(8,129)		(10,812)		(7,637)
Repurchase of Company stock - Treasury shares	(2,169)		(2,213)		—
Additional investment by noncontrolling interest	—		5,791	(e)	—
Distributions to noncontrolling interests	(516)		(975)		(462)
Net cash provided by (used in) financing activities	43,638		40,691		(10,155)
Net increase (decrease) in cash and cash equivalents	2,946		2,753		(2,809)
Cash and cash equivalents, beginning of period	10,554		7,801		10,610
Cash and cash equivalents, end of period	$13,500		$10,554		$7,801

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$11,010		$10,206		$10,933
Income taxes paid	$—		$—		$1,072
Supplemental schedule of non cash activities:
Investing activities:
Proceeds from sale of discontinued operation, held in escrow
applied to 1031 replacement property	$—		$9,770		$—
Accrued capital expenditures, construction costs,
pre-development costs and interest	$8,054		$8,091		$3,766
Financing activities:
Dividends declared but not paid	$2,018		$2,046		$4,582
Dividends paid in share units	$29		$—		$—

(a) Income tax adjustment relating to fiscal 2012 gain on sale of discontinued operation.

(b) Includes $743 that was incurred and accrued in fiscal 2012; paid in fiscal 2013.

(c) Includes $3,766 that was incurred and accrued in fiscal 2013; paid in fiscal 2014.

(d) Net of $9,770 of proceeds from the sale of South Brunswick property (see Note 2).

(e) Represents $5,791 investment in Grande Rotunda, LLC, of which $2,128  was loaned to noncontrolling interest by FREIT.

(f) Includes $5,523 that was incurred and accrued in fiscal 2014; paid in fiscal 2015.

(g) Includes $1.1M straight line rent adjustment for bankrupt tenant.

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

Recently issued accounting standards:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation. The new guidance requires discontinued operation treatment for disposals of a component or group of components that represent a strategic shift that has, or will have, a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company has adopted this guidance effective with its first quarter ended January 31, 2015. The adoption of this guidance did not have any impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. The standard may be adopted as early as the original effective date but early adoption prior to that date is not permitted. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. FREIT is currently assessing the impact this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. ASU 2015-02 amends the assessment of whether a limited partnership or an LLC is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships or LLCs, clarifies how to determine whether the equity holders as a group have power over an entity. The adoption of ASU 2015-02 is not expected to have any effect on our consolidated financial statements or footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company has early adopted this guidance on a retrospective basis effective with its fourth quarter ended October 31, 2015. In order to comply with this new standard, unamortized debt issuance costs previously classified on the consolidated balance sheets as a deferred charge within assets have been reclassified as a direct deduction from the face amount of mortgages payable within liabilities on the consolidated balance sheets. The adoption of this guidance did not have a material effect on our financial statements.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2015, 2014 and 2013, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of leasing commissions which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $419,000, $359,000 and $370,000 in 2015, 2014 and 2013, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

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

Interest rate swap contracts:

FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments, which qualify as cash flow hedges, are reported in other comprehensive income (see Note 6).

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $162,000, $133,000 and $93,000 in 2015, 2014 and 2013, respectively.

Stock-based compensation:

FREIT has a stock-based compensation plan that was approved by FREIT’s Board of Trustees (“Board”), and ratified by FREIT’s shareholders. Stock based awards under the plan to employees are accounted for based on their grant-date fair value (see Note 11).

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

On August 29, 2012, FREIT sold its Heights Manor Apartments in Spring Lake Heights, New Jersey. In connection with the Heights Manor sale, FREIT recognized a capital gain of approximately $9.5 million of which it distributed approximately $5 million to its shareholders during the fiscal year ended October 31, 2012. As FREIT did not intend to distribute to its shareholders the remaining $4.5 million of capital gain, FREIT paid approximately $1.5 million in federal and $400,000 in state income taxes on such undistributed gain, which were charged to discontinued operations during the fiscal year ended October 31, 2012. In the quarter ended January 31, 2013, FREIT elected, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for the fiscal year ended October 31, 2013.

The gains from the sale of the properties as described above, as well as the related results of their operations for the three operating residential properties described above, have been classified as discontinued operations in the accompanying statements of income for all periods presented. Revenue attributable to discontinued operations for the fiscal years ended October 31, 2015, 2014 and 2013 was $0, $1,000 and $317,000, respectively.

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

The following unaudited pro forma information shows the results of operations for the fiscal years ended October 31, 2014 and 2013 for FREIT and its Subsidiaries as though the Regency had been acquired at the beginning of fiscal 2013:

	Years Ended October 31,
	2014	2013
	(In Thousands)

Revenues	$44,016	$43,672

Net expenses	40,033	39,935

Income from continuing operations	3,983	3,737

Income from discontinued operations	7	797
Gain on sale of discontinued operation	8,734	3,545

Net income	12,724	8,079

Net income attributable to noncontrolling interest in subsidiaries	(507)	(493)

Net income attributable to common equity	$12,217	$7,586

Earnings per share - basic and diluted:
Continuing operations	$0.50	$0.47
Discontinued operations	1.27	0.62
Net income attributable to common equity	$1.77	$1.09

Weighted average shares outstanding - basic and diluted	6,908	6,942

The pro forma results reflect the following adjustments: (a) additional depreciation expense based on the purchase price allocated to the buildings and a depreciable life of 40 years, (b) additional interest expense based on the $10 million loan used towards the purchase of the property at acquisition date and (c) exclusion of the $648,000 of non-recurring acquisition expenses in 2014 related to the Regency purchase.

The pro forma results of operations set forth above are not necessarily indicative of the results that would have occurred had the acquisition been made at the beginning of fiscal 2013, or of future results of operations of FREIT’s combined properties.

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2015	2014
		(In Thousands of Dollars)
Land		$79,384	$79,435
Unimproved land		405	354
Apartment buildings	7-40 years	104,040	101,968
Commercial buildings/shopping centers	15-50 years	120,700	119,027
Equipment/Furniture	3-15 years	3,353	3,102
		307,882	303,886
Less accumulated depreciation		88,452	81,569
Totals		$219,430	$222,317

Note 5 – Mortgages, notes payable and credit line:

	October 31, 2015		October 31, 2014
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Frederick, MD (A)	$22,000	$62	$22,000	$102
Rockaway, NJ (B)	17,596	167	18,030	196
Westwood, NJ (C)	21,355	229	21,884	264
Patchogue, NY (D)	5,243	56	5,376	93
Wayne, NJ (E)	18,378	95	18,686	121
River Edge, NJ (F)	10,852	139	11,037	156
Maywood, NJ (G)	8,234	113	8,374	127
Westwood, NJ (H)	21,545	169	21,974	202
Wayne, NJ (I)	25,038	22	25,978	54
Hackensack, NJ (J)	30,567	70	31,198	89
Damascus, MD (K)	18,938	486	19,326	551
Middletown, NY (L)	16,200	301	—	—
Total fixed rate mortgage loans	215,946	1,909	203,863	1,955
Baltimore, MD (M)	91,953	1,220	42,689	1,807
Line of credit - Provident Bank (N)	—	—	5,000	—
Total	$307,899	$3,129	$251,552	$3,762

(A)	Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $16,371,000 as of October 31, 2015.

(B)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $16,754,000 as of October 31, 2015.

(C)	On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through January 2023 at which time the outstanding balance is due. The new mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $8,074,000 as of October 31, 2015.

(D)	The loan, modified effective January 31, 2013, is payable in monthly installments of $31,046 including interest at 4.5%, through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional funding that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). Effective January 1, 2016, the monthly debt service payment has been reduced to interest only. This arrangement will remain in effect until the earlier of the property being re-leased, sold, the full repayment of the mortgage note, or March 1, 2018. See Note 16. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $6,928,000 as of October 31, 2015.

(E)	Payable in monthly installments of $121,100 including interest at 6.09%, through September 1, 2019 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,740,000 as of October 31, 2015.

(F)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $897,000 as of October 31, 2015.

(G)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $8,500,000 payable in monthly installments of $43,605 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $718,000 as of October 31, 2015.

(H)	Payable in monthly installments of $120,752 including interest of 4.62%, through November 1, 2020, at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $10,094,000 as of October 31, 2015.

(I)	Payable in monthly installments of $206,960 including interest of 6.04% until June 2016 at which time the unpaid balance is due. FREIT expects to refinance this mortgage with a new mortgage when its terms expire. The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $26,317,000 as of October 31, 2015.

(J)	Payable in monthly installments of $191,197 including interest of 5.38% until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, New Jersey having a net book value of approximately $41,201,000 as of October 31, 2015.

(K)	On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which approximately $20 million has been drawn as of October 31, 2015. The balance, up to an additional $5 million, will be available as a one-time draw over a period that expires on April 22, 2016. The amount available will depend on leasing and the net operating income at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan (see Note 6 for additional information relating to the interest rate swap). The shopping center securing the loan has a net book value of approximately $28,851,000 as of October 31, 2015.

(L)	On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by an apartment complex in Middletown, New York having a new book value of $20,421,000 as of October 31, 2015.

(M)	The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to reconfigure and expand its Rotunda property in Baltimore, Maryland. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Interest on the loan is accrued and added to the principal. Such interest will be due and payable at maturity. The loan is secured by the Rotunda property, which has a net book value of approximately $132,569,000 as of October 31, 2015, including $101.3 million classified as construction in progress. As of October 31, 2015, $92 million was drawn down on this construction loan, of which $19 million was used to pay off the loan from FREIT, and $73 million was used towards the construction at the Rotunda.

(N)

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of $12.8 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey, and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on our choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. The Palisades Manor and the Grandview Apartment properties had been part of the collateral for the line of credit prior to FREIT’s sales of these properties in April 2013 and August 2013, respectively. Provident Bank released these properties as collateral for the credit line in connection with these dispositions, and as a result, the credit line was reduced from $18 million to approximately $13 million as of July 2013. The $5 million that was outstanding as of October 31, 2014, was repaid to the bank in January 2015 from the proceeds of a $16.2 million mortgage loan from the Provident Bank. As of October 31, 2015, approximately $12.8 million was available under the line of credit and no amount was outstanding.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2015.

Fair Value of Long-Term Debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2015 and 2014:

(in Millions)	October 31, 2015	October 31, 2014

Fair Value	$313.5	$256.0

Carrying Value	$307.9	$251.6

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2015 are as follows:

Year Ending October 31,	Amount
2016	$28,365
2017	$25,507
2018	$8,795
2019	$140,613	(a)
2020	$22,062
(a)	Includes $92 million relating to the Rotunda construction loan, due December 2018. (See Note 5(M).)

Note 6 - Interest rate swap contracts:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which approximately $19 million was outstanding as of October 31, 2015. The new loan will mature on January 3, 2023 (see Note 5(K) for additional information regarding the refinanced loan). In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At October 31, 2015, the derivative financial instrument had a notional amount of approximately $19 million and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At October 31, 2015, the derivative financial instrument has a notional amount of approximately $16.2 million and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC and the FREIT Regency, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps between reporting periods and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015. During the year ended October 31, 2014, FREIT recorded an unrealized loss of $465,000 in comprehensive income representing the reduction in the fair value of the Damascus Center swap between reporting periods and a $515,000 corresponding asset as of October 31, 2014. For the year ended October 31, 2013, FREIT recorded an unrealized gain of $980,000 in comprehensive income representing the fair value of the swap at such date. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 - Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the year ended October 31, 2015 and 2014, amounted to $2,447,000 and $1,110,000, respectively.

Note 8 - Commitments and contingencies:

Leases:

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $227 million at October 31, 2015 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2015 is as follows:

Year Ending October 31,	Amount
2016	$16,955
2017	14,976
2018	12,411
2019	11,132
2020	9,836
Thereafter	55,431
Total	$120,741

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2015 were not material.

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

Prior to its purchase in November 2002 by Wayne PSC, LLC, a 40% owned affiliate of FREIT (“Wayne PSC”), a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former dry cleaner tenant. The seller of the center to Wayne PSC has paid for and completed all required remediation work in accordance with the NJDEP standards, and this matter is now closed. In prior years, FREIT conducted environmental audits for all of its properties except for its undeveloped land and retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except as noted above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable federal or state law or regulation.

FREIT has determined that several of its properties contain lead based paint (“LBP”). FREIT believes that it complies with all federal, state and local requirements as they pertain to LBP.

FREIT does not believe that the environmental conditions described above will have a material adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

Letters of credit:

In connection with the renovation and expansion at the Rotunda, performance letters of credit totaling approximately $1.2 million were issued to guarantee the completion of off-site improvements.

Note 9 - Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT and Hekemian & Co., Inc. (“Hekemian”) executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement was renewed on November 1, 2015 for a two-year term which will expire on October 31, 2017. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal.

Hekemian currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees were approximately $1,899,000, $1,866,000, and $1,747,000 in Fiscal 2015, 2014 and 2013, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such fees amounted to approximately $465,000, $673,000 and $339,000 in Fiscal 2015, 2014 and 2013, respectively. Fees for Fiscal 2014 include $396,000 in leasing commissions paid to Hekemian relative to the Safeway lease at the Damascus shopping center. Total Hekemian management fees outstanding at October 31, 2015 and 2014 were $163,000 and $171,000, respectively, and included in Accounts Payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $166,000, $133,000 and $121,000 in Fiscal 2015, 2014 and 2013, respectively.

Grande Rotunda, LLC owns and operates the Rotunda property. FREIT owns a 60% equity interest in Grande Rotunda, LLC and Rotunda 100, LLC (“Rotunda 100”) owns a 40% equity interest Grande Rotunda, LLC.

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

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, the construction lender, required that Grande Rotunda, LLC contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds Grande Rotunda, LLC made a capital call on its members – FREIT and Rotunda 100. FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. During Fiscal 2014, FREIT, pursuant to previous agreements, has made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. As of October 31, 2015, FREIT and Rotunda 100 have made their required capital call contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande Rotunda, LLC.

The equity owners of Rotunda 100 and Damascus 100 are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100 and Damascus 100. These advances were in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans were secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and were full recourse loans. Interest only payments are required to be made when billed.

No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus Centre, LLC and Grande Rotunda, LLC. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC– 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On May 8, 2008, the Board approved amendments to the existing loan agreements with the Hekemian employees, relative to their interests in Rotunda 100, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property.

The aggregate outstanding principal balance of the notes at October 31, 2015 and 2014 was $5,451,000. The accrued but unpaid interest related to these notes for Fiscal 2015 and Fiscal 2014 amounted to approximately $732,000 and $595,000, respectively, and is included in Accounts Receivable on the accompanying consolidated balance sheets.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provides for Resources to receive a fee equal to 6.375% of the development costs as defined, less the amount of $3 million previously paid to Hekemian for the Rotunda project. In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project, (the $900,000 is included in Accounts Payable at October 31, 2015 and 2014). Such fees incurred to Hekemian and Resources during Fiscal 2015, Fiscal 2014 and Fiscal 2013 were $1,546,000, $1,998,000 and $1,823,000, respectively. Fees incurred in Fiscal 2015 relate to the Rotunda development project. Included within the $2.0 million in fees for Fiscal 2014 are: (a) development fees of approximately $1 million paid to Resources, relating to the Rotunda development project, and (b) commissions of $880,000 relating to the sale of the South Brunswick land and the subsequent acquisition of the Regency apartment complex. Included within the $1.8 million in fees incurred for Fiscal 2013 are: (a) development fees totaling $1.4 million payable to Resources, relating to the Rotunda development project, referred to above, (b) services performed with regard to the Westwood Plaza shopping center and Damascus shopping center mortgage loan refinancings amounting to $239,000 (see Note 5), and (c) $185,000 relating to commissions paid to Hekemian for the sale of the Palisades Manor and Grandview Apartment properties. All such fees, except for those related to sales of properties and acquisition of the Regency apartment complex, were capitalized.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for Fiscal 2015, 2014 and 2013 was approximately $538,000, $642,000 and $586,000, respectively, for Mr. Robert S. Hekemian, and $65,000, $46,000 and $40,000, respectively, for Mr. Robert S. Hekemian, Jr.

Note 10 - Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for each of the fiscal years ended October 31, 2015, 2014 and 2013. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s financial statements. As described in Note 2, FREIT completed a like-kind exchange with respect to the sale of the South Brunswick, New Jersey property, which was sold on December 20, 2013 at a gain of approximately $8.7 million. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s financial statements. The tax basis of Regency, which was the replacement property in the like-kind exchange, is approximately $8 million lower than the acquisition cost of approximately $20.6 million recorded for financial reporting purposes. In December 2013, FREIT distributed as dividends the entire capital gain of approximately $3.5 million realized on the sale of its Palisades Manor and Grandview properties in Fiscal 2013 (See Note 2). With regard to such capital gain dividend distribution for Fiscal 2013, no provision for federal or state income taxes related to such capital gain income was recorded in FREIT’s financial statements. FREIT did not intend to distribute to its shareholders $4.5 million of capital gain realized on the Heights Manor sale in Fiscal 2012; Accordingly, FREIT provided approximately $1.5 million federal and $400,000 state income taxes on such undistributed gain, which was charged to discontinued operations in Fiscal 2012. In the quarter ended January 31, 2013, FREIT decided to elect, under Section 858 of the Internal Revenue Code, to treat the $1.4 million dividend paid during such period as a distribution of the prior year’s capital gain and, accordingly, reversed $720,000 of the income tax liability, which has been credited to income from discontinued operations for Fiscal 2013.

As of October 31, 2015, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2012 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

On April 4, 2007, FREIT shareholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. As of October 31, 2015, 220,000 shares are available for issuance under the Plan.

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

During Fiscal 2013, no options or other stock awards were granted under the Plan. There were no options outstanding at October 31, 2013, since all previously granted options expired in September 2008 or were exercised prior to that date.

The following table summarizes stock option activity for Fiscal 2015:

	Year Ended October 31,
	2015
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	246,000	$18.45
Options granted during period	—	—
Options forfeited/cancelled during period	(2,100)	$18.45
Options outstanding end of period	243,900	$18.45
Options expected to vest	238,620
Options exercisable at end of period	48,780

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

For Fiscal 2015 and 2014, compensation expense related to stock options granted amounted to $94,000 and $16,000, respectively. At October 31, 2015, there was approximately $361,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over a remaining vesting period of approximately four (4) years.

The aggregate intrinsic value of options expected to vest and options exercisable at October 31, 2015 was $347,054 and $70,947, respectively.

Note 12- Deferred fee plan:

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

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. As a result of the plan amendment described above, all Trustee fees together with related interest and dividends described above for the fiscal year ended October 31, 2015, which amounted to approximately $781,200, have been paid through the issuance of 39,350 vested FREIT share units based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the fiscal year ended October 31, 2015, FREIT has charged approximately $752,200 of this amount, representing Trustee fees and interest, to expense and the balance of $29,000, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity. Trustee fee expense (including interest) for the fiscal years ended October 31, 2014 and 2013 was $1,204,000 and $1,101,000, respectively.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2015 and 2014, approximately $5,224,000 and $5,163,000, respectively, of fees have been deferred together with accrued interest of approximately $3,854,000 for each fiscal year ended.

Note 13- Dividends and earnings per share:

FREIT declared dividends of $8,130,000 ($1.20 per share), $8,276,000 ($1.20 per share) and $10,830,000 ($1.56 per share) to shareholders of record during Fiscal 2015, 2014 and 2013, respectively.

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 12) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share.

For Fiscal 2013, no options or other potentially diluted shares were outstanding. For Fiscal 2015 and 2014, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share.

Note 14- Segment information:

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

The commercial segment is comprised of ten (10) properties during the fiscal years ended October 31, 2015, 2014 and 2013. The residential segment is comprised of seven (7) properties during the fiscal years ended October 31, 2015 and 2014 and six (6) properties during the fiscal year ended October 31, 2013, exclusive of the residential properties sold in Fiscal 2013 which has been classified as discontinued operations.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2015. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2015	2014	2013
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$23,037	$22,424	$22,876
Residential	21,966	20,419	18,497
Total real estate revenue	45,003	42,843	41,373

Real estate operating expenses:
Commercial	10,436	9,663	9,235
Residential	10,626	9,757	8,892
Total real estate operating expenses	21,062	19,420	18,127

Net operating income:
Commercial	12,601	12,761	13,641
Residential	11,340	10,662	9,605
Total net operating income	$23,941	$23,423	$23,246

Recurring capital improvements-
residential	$(424)	$(549)	$(681)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$23,941	$23,423	$23,246
Deferred rents - straight lining	(219)	(93)	(12)
Amortization of acquired leases	(1)	(21)	(24)
Investment income	150	184	191
General and administrative expenses	(2,029)	(1,396)	(1,623)
Straight line rent adjustment - bankrupt tenant	(1,046)	—	—
G-Mart lease termination expenses	—	(371)	—
Acquisition costs-Regency	—	(648)	—
Depreciation	(6,883)	(6,346)	(6,233)
Financing costs	(11,001)	(11,309)	(11,945)
Income from continuing operations	2,912	3,423	3,600
Income from discontinued operations	—	7	797
Gain on sale of discontinued operation	—	8,734	3,545
Net income	2,912	12,164	7,942
Net income attributable to noncontrolling interests	(281)	(507)	(493)
Net income attributable to common equity	$2,631	$11,657	$7,449

Note 15- Share repurchases:

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

On February 17, 2015, FREIT announced a tender offer to purchase up to 100,000 FREIT shares at a price of $23.00 per share. The tender offer expired on March 20, 2015, and in connection therewith FREIT repurchased 94,302 shares at $23.00 per share, for an aggregate purchase price of $2,168,946 which it funded principally from cash and cash equivalents. FREIT’s Trustees and executive officers did not tender their shares in FREIT in the tender offer.

Note 16 – Pathmark Stores, Inc. Bankruptcy Filing

On July 19, 2015, the Great Atlantic & Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. (“A&P”) filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. A&P announced its intention to sell its assets and wind up its affairs. FREIT owns a 63,932 square foot store in Patchogue, New York with a carrying value of approximately $6.9 million as at October 31, 2015 that is leased to Pathmark, a subsidiary of A&P, and operated as a Pathmark Super Store. On December 23, 2015, FREIT was notified by A&P that this lease would be rejected as of December 31, 2015.

In accordance with GAAP, FREIT has been accounting for rental income from the store using the straight line method and accruing rent evenly over the lease term after taking into account scheduled future rent increases, with excess rent accrued over amounts received accounted for as a receivable on the consolidated balance sheets. At October 31, 2015, approximately $1,046,000 remains as a straight line rent receivable. FREIT has recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision has no impact on cash flow or funds from operations. However, as a result of the lease being rejected, FREIT will lose annual rents of approximately $1.4 million until the store is re-leased. As a result of the rejection of the lease, FREIT has assessed the real estate for impairment and determined that no impairment exists at October 31, 2015.

Note 17 - Subsequent Event

On January 11, 2016, FREIT was notified by Lakeland Bank (as successor by merger to Pascack Community Bank) of its election and exercise of the option to purchase the property leased by FREIT to Lakeland Bank located in Rochelle Park, New Jersey having a carrying value of $2,273,000 at October 31, 2015. Pursuant to the Lease Agreement, Lakeland Bank has the right to exercise this option at a price equal to the greater of $3 million or the fair market value of the property as determined by mutual agreement between tenant and landlord. The gain from the sale of this property cannot be determined until the purchase price is determined. However, the sale will result in FREIT’s loss of annual rents of approximately $241,000.

Note 18- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2015 and 2014 (in thousands, except per share amounts):

2015:	Quarter Ended					Year Ended
	January 31,	April 30,	July 31,	October 31,		October 31,

Revenue	$11,280	$11,252	$11,143	$11,108		$44,783
Expenses	9,967	10,791	10,086	11,027	(a)	41,871
Income from continuing operations	1,313	461	1,057	81		2,912

Income from discontinued operations	—	—	—	—		—
Net income	1,313	461	1,057	81		2,912

Net income (loss) attributable to noncontrolling interest in subsidiaries	(265)	71	(89)	2		(281)
Net income attributable to common equity	$1,048	$532	$968	$83		$2,631

Basic & diluted earnings per share:
Continuing operations	$0.15	$0.08	$0.14	$0.02	(a)	$0.39
Discontinued operations	—	—	—	—		—
Net income attributable to common equity	$0.15	$0.08	$0.14	$0.02		$0.39
Dividends declared per share	$0.30	$0.30	$0.30	$0.30		$1.20

2014:	Quarter Ended							Year Ended
	January 31,		April 30,	July 31,		October 31,		October 31,

Revenue	$10,572		$10,632	$10,433		$10,793	(d)	$42,430
Expenses	9,454		9,742	9,716	(c)	10,095	(e)	39,007
Income from continuing operations	1,118		890	717		698		3,423

Income from discontinued operations	8,700	(b)	41	—		—		8,741
Net income	9,818		931	717		698		12,164

Net income attributable to noncontrolling interest in subsidiaries	(193)		(98)	(162)		(54)		(507)
Net income attributable to common equity	$9,625		$833	$555		$644		$11,657

Basic & diluted earnings per share:
Continuing operations	$0.13		$0.11	$0.08	(c)	$0.10	(d)	$0.42
Discontinued operations	1.26	(b)	0.01	—		—		1.27
Net income attributable to common equity	$1.39		$0.12	$0.08		$0.10		$1.69
Dividends declared per share	$0.30		$0.30	$0.30		$0.30		$1.20

(a) Includes $1.1M provision for loss related to straight line rent receivable for Pathmark at the Patchogue, New York store, as a result of the bankruptcy filing of A&P, of which Pathmark is a subsidiary ($0.15 per share)

(b) Represents gain on sale of discontinued operation of approximately $8.7 million

(c) Includes $648 in expenses related to Regency acquisition ($0.09 per share)

(d) Includes $298 in straight-line rent expense related to G-Mart lease termination ($0.04 per share)

(e) Includes $73 in expenses related to G-Mart lease termination ($0.01 per share)

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2015

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which De-
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	preciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Hammel Gardens, Maywood, NJ	$8,234	$312	$728	$—	$1,293		$312	$2,021	$2,333	$1,615	1949	1972	7-40 years
Steuben Arms, River Edge, NJ	10,852	364	1,773	—	1,637		364	3,410	3,774	2,877	1966	1975	7-40 years
Berdan Court, Wayne, NJ	18,378	250	2,206	—	4,484		250	6,690	6,940	5,200	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	21,545	3,849	11,546	—	2,780		3,849	14,326	18,175	8,081	1965-70	1994	7-40 years
Pierre Towers, Hackensack, NJ	30,567	8,390	37,486	19	8,912		8,409	46,398	54,807	13,606	1970	2004	7-40 years
Boulders - Rockaway, NJ	17,596	1,632	—	3,386	16,313		5,018	16,313	21,331	4,628	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	16,200	2,833	17,792	—	409		2,833	18,201	21,034	613	2003	2014	7-40 years

Retail Properties:
Damascus Shopping Center,
Damascus, MD	18,938	2,950	6,987	6,296	17,490		9,246	24,477	33,723	4,872	1960's	2003	15-39 years
Franklin Crossing, Franklin Lakes, NJ	—	29	—	3,382	8,003		3,411	8,003	11,414	4,010	1963/75/97	1966	10-50 years
Glen Rock, NJ	—	12	36	—	214		12	250	262	211	1940	1962	10-31.5 years
Pathmark Super Center,
Patchogue, NY	5,243	2,128	8,818	—	(21)		2,128	8,797	10,925	3,997	1997	1997	39 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	(1)	4,269		9,134	23,428	32,562	16,191	1986	1992	15-31.5 years
Westwood Plaza, Westwood, NJ	21,355	6,889	6,416	—	2,469		6,889	8,885	15,774	7,700	1981	1988	15-31.5 years
Preakness S/C, Wayne, NJ	25,038	9,280	24,217	—	1,769		9,280	25,986	35,266	9,235	1955/89/00	2002	15-31.5 years
The Rotunda, Baltimore, MD	91,953	16,263	14,634	232	106,784		16,495	121,418	137,913	5,344	1920	2005	40 years

Land Leased:
Rockaway, NJ	—	114	—	—	—		114	—	114	—		1963/1964
Rochelle Park, NJ	—	1,640	905	—	—		1,640	905	2,545	272		2007
Vacant Land:				`
Franklin Lakes, NJ	—	224	—	(156)	—		68	—	68	—		1966/93
Wayne, NJ	—	286	—	—	—		286	—	286	—		2002
Rockaway, NJ	—	51	—	—	—		51	—	51	—		1963/1964
	$307,899	$66,631	$152,703	$13,158	$176,805	$—	$79,789	$329,508	$409,297	$88,452

(1)	Total cost for each property is the same for federal income tax purposes, with the exception of Pierre Towers, Preakness S/C, The Rotunda and the Regency Club whose cost for federal income tax purposes is approximately $41.9 million, $35.5 million, $129.1 million and $12.9 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2015	2014	2013

Real estate:
Balance, Beginning of year	$354,032	$292,769	$283,703

Additions:
Buildings and improvements	55,265	62,340	9,903

Sale of discontinued operation	—	(1,077)	(837)

Balance, end of year	$409,297	$354,032	$292,769

Accumulated depreciation:
Balance, beginning of year	$81,569	$75,226	$69,619

Additions - Charged to operating expenses	6,883	6,346	6,244

Sale of discontinued operation	—	—	(631)

Adjustments/Deletions	—	(3)	(6)

Balance, end of year	$88,452	$81,569	$75,226

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Declaration of Trust of FREIT. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
3.2	Amendment to Amended and Restated Declaration of Trust, dated May 31, 1994. (Incorporated by reference to Exhibit 3.2 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.3	Amendment to Amended and Restated Declaration of Trust, dated September 10, 1998. (Incorporated by reference to Exhibit 3.3 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.4	Amendment to Amended and Restated Declaration of Trust, dated January 21, 2004. (Incorporated by reference to Exhibit 3.4 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.5	Amendment to Amended and Restated Declaration of Trust, dated May 15, 2007. (Incorporated by reference to Exhibit 3.5 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.6	Amendment to Amended and Restated Declaration of Trust, dated March 4, 2008. (Incorporated by reference to Exhibit 3.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.7	Amendment to Amended and Restated Declaration of Trust, dated December 4, 2013. (Incorporated by reference to Exhibit 3.7 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (Incorporated by reference to Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998)
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)

10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101

The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.