Form 10-Q
period 2016-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2016-03-11
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2016

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

Yes ☐  No ☒

As of March 11, 2016, the number of shares of beneficial interest outstanding was 6,726,869.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2016	2015
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$218,381	$219,430
Construction in progress	107,946	101,415
Cash and cash equivalents	13,148	13,500
Tenants' security accounts	1,713	1,728
Receivables arising from straight-lining of rents, net of allowance for loss in 2015	2,581	2,604
Accounts receivable, net of allowance for doubtful accounts	1,647	2,105
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	3,996	4,555
Deferred charges, net	1,296	1,327
Total Assets	$356,159	$352,115

LIABILITIES AND EQUITY

Liabilities:
Mortgages and construction loan payable	$315,673	$307,899
Less unamortized debt issuance costs	2,894	3,129
Mortgages payable, net	312,779	304,770

Deferred trustee compensation payable	9,078	9,078
Accounts payable and accrued expenses	7,365	10,305
Dividends payable	2,018	2,018
Tenants' security deposits	2,600	2,561
Deferred revenue	950	1,080
Interest rate swap contracts	1,764	1,066
Total Liabilities	336,554	330,878

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued; 49,684 and	26,066	25,860
39,350 vested share units to trustees at January 31, 2016 and
October 31, 2015, respectively
Treasury stock, at cost: 266,283 shares at January 31, 2016
and at October 31, 2015	(5,517)	(5,517)
Dividends in excess of net income	(12,800)	(11,769)
Accumulated other comprehensive loss	(1,628)	(1,030)
Total Common Equity	6,121	7,544
Noncontrolling interests in subsidiaries	13,484	13,693
Total Equity	19,605	21,237
Total Liabilities and Equity	$356,159	$352,115

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2016 AND 2015

(Unaudited)

	Three Months Ended January 31,
	2016	2015
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$9,830	$9,681
Reimbursements	1,522	1,337
Sundry income	72	262
	11,424	11,280

Expenses:
Operating expenses	3,522	3,139
Management fees	484	486
Real estate taxes	1,965	1,953
Depreciation	1,720	1,647
	7,691	7,225

Operating income	3,733	4,055

Investment income	39	40

Interest expense including amortization
of deferred financing costs	(2,729)	(2,782)
Net income	1,043	1,313

Net income attributable to noncontrolling
interests in subsidiaries	(41)	(265)

Net income attributable to common equity	$1,002	$1,048

Earnings per share - basic and diluted	$0.15	$0.15

Weighted average shares outstanding:
Basic and diluted	6,766	6,821

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JANUARY 31, 2016 AND 2015

(Unaudited)

	Three Months Ended January 31,
	2016	2015
	(In Thousands of Dollars)

Net income	$1,043	$1,313

Other comprehensive income (loss):
Unrealized loss on interest rate swap contracts
before reclassifications	(859)	(2,259)
Amount reclassified from accumulated other
comprehensive loss to interest expense	161	110
Net unrealized loss on interest rate swap contracts	(698)	(2,149)
Comprehensive income (loss)	345	(836)
Net income attributable to noncontrolling interests	(41)	(265)
Other comprehensive income (loss):
Unrealized loss on interest rate swap contract
attributable to noncontrolling interests	100	256
Comprehensive (income) loss attributable to noncontrolling interests	59	(9)
Comprehensive income (loss) attributable to common equity	$404	$(845)

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2015	$25,860	$(5,517)	$(11,769)	$(1,030)	$7,544	$13,693	$21,237

Stock based compensation expense	24				24		24

Vested share units granted to Trustees	182				182		182

Distributions to noncontrolling interests					—	(150)	(150)

Net income			1,002		1,002	41	1,043

Dividends declared, including $15 payable in share units ($0.30 per share)			(2,033)		(2,033)		(2,033)

Net unrealized loss on interest rate swaps				(598)	(598)	(100)	(698)

Balance at January 31, 2016	$26,066	$(5,517)	$(12,800)	$(1,628)	$6,121	$13,484	$19,605

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2016 AND 2015

(Unaudited)

	Three Months Ended
	January 31,
	2016	2015
	(In Thousands of Dollars)
Operating activities:
Net income	$1,043	$1,313
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,720	1,647
Amortization	171	159
Stock based compensation expense	24	23
Trustee fees and related interest paid in stock units	167	187
Deferred rents - straight line rent	23	75
Bad debt expense	92	109
Net amortization of acquired leases	—	1
Changes in operating assets and liabilities:
Tenants' security accounts	54	93
Accounts receivable, prepaid expenses and other assets	879	(248)
Accounts payable, accrued expenses and deferred
trustee compensation	(279)	1,343
Deferred revenue	(130)	(62)
Net cash provided by operating activities	3,764	4,640
Investing activities:
Capital improvements - existing properties	(604)	(1,057)
Construction and pre-development costs	(8,538)	(16,449)
Net cash used in investing activities	(9,142)	(17,506)
Financing activities:
Repayment of mortgages and construction loan	(1,032)	(1,001)
Repayment of credit line	—	(5,000)
Proceeds from mortgage loan refinancing	—	16,200
Proceeds from construction loan	8,231	15,193
Deferred financing costs	(5)	(318)
Dividends paid	(2,018)	(2,049)
Distributions to noncontrolling interests	(150)	(300)
Net cash provided by financing activities	5,026	22,725
Net increase (decrease) in cash and cash equivalents	(352)	9,859
Cash and cash equivalents, beginning of period	13,500	10,554
Cash and cash equivalents, end of period	$13,148	$20,413

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$2,745	$2,571
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs,
pre-development costs and interest	$2,273	$5,226
Financing activities:
Dividends declared but not paid	$2,018	$2,046
Dividends paid in share units	$15	$3

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

The consolidated results of operations for the three-month period ended January 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2015 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 –Recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. The standard may be adopted as early as the original effective date but early adoption prior to that date is not permitted. ASU No. 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. FREIT is currently assessing the impact this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis", which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. ASU No. 2015-02 amends the assessment of whether a limited partnership or an LLC is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity's related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships or LLCs, clarifies how to determine whether the equity holders as a group have power over an entity. The Company has early adopted this guidance effective with its first quarter ended January 31, 2016. The adoption of this guidance did not have any impact on FREIT’s financial statements or footnote disclosures.

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2016 and 2015, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share.

Note 4 - Interest rate swap contracts:

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with a variable rate $25 million mortgage loan of which approximately $18.9 million was outstanding as of January 31, 2016. The loan will mature on January 3, 2023. In connection therewith, on December 26, 2012, FREIT entered into an interest rate swap contract to reduce the impact of interest rate fluctuations on the LIBOR based variable rate mortgage. At January 31, 2016, the derivative financial instrument had a notional amount of approximately $18.9 million and a current maturity date of January 2023. The contract effectively converts the LIBOR based variable rate to a fixed rate of 3.81%.

Index

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At January 31, 2016, the derivative financial instrument has a notional amount of approximately $16.2 million and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC and the FREIT Regency, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the three months ended January 31, 2016, FREIT recorded an unrealized loss of $698,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of approximately $1,311,000 for the Regency swap and $453,000 for the Damascus Center swap as of January 31, 2016. For the three months ended January 31, 2015, FREIT recorded an unrealized loss of $2,149,000 in comprehensive loss representing the change in fair value of the swaps during such period. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Property held for sale:

On January 11, 2016, FREIT was notified by Lakeland Bank (as successor by merger to Pascack Community Bank) of its election and exercise of the option to purchase the property leased by FREIT to Lakeland Bank located in Rochelle Park, New Jersey having a carrying amount of approximately $2.3 million both at January 31, 2016 and October 31, 2015. Pursuant to the Lease Agreement, Lakeland Bank has the right to exercise this option at a price equal to the greater of $3 million or the fair market value of the property as determined by mutual agreement between tenant and landlord. The gain from the sale of this property cannot be determined nor recognized until the purchase price is determined and closing occurs. However, the sale will result in FREIT’s loss of annual rents of approximately $241,000, which amount increases periodically through September 2023. As the disposal of this property will not represent a strategic shift that will have a major impact on FREIT’s operations or financial results, the property’s operations are not reflected as discontinued operations in the accompanying financial statements.

Note 6 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the three-month period ended January 31, 2016 and 2015 amounted to approximately $811,000 and $421,000, respectively.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees were approximately $458,000 and $460,000, for the three-month periods ended January 31, 2016 and 2015, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $152,000 and $69,000, for the three months ended January 31, 2016 and 2015, respectively. The management agreement expires on October 31, 2017, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $49,000 and $45,000, for the three months ended January 31, 2016 and 2015, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Grande Rotunda, LLC and Hekemian Development Resource, LLC, a wholly-owned subsidiary of Hekemian (“Resources”), entered into an agency agreement pursuant to which Resources is to provide development services in connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC. Such fees incurred to Hekemian and Resources during the three months ended January 31, 2016 and 2015 were approximately $270,000 and $482,000, respectively, and relate to fees paid relative to the Rotunda development project.

Index

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three months ended January 31, 2016 and 2015 was approximately $128,000 and $132,000, respectively, for Mr. Robert S. Hekemian, and $17,000 and $16,000, respectively, for Mr. Robert S. Hekemian, Jr.

Rotunda 100, LLC and Damascus 100, LLC own the minority interests in Grande Rotunda, LLC and Damascus Centre, LLC, respectively. Rotunda 100, LLC owns a 40% equity interest in Grande Rotunda, LLC and Damascus 100, LLC owns a 30% equity interest in Damascus Centre, LLC, and FREIT owns a 60% equity interest in Grande Rotunda, LLC and a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances, which amounted to $5,451,000 at both January 31, 2016 and October 31, 2015, were in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property.

Note 8 – Mortgage financings:

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property in Baltimore, Maryland. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of January 31, 2016, $100.8 million of this loan was drawn down (including approximately $8.8 million during the first fiscal quarter of 2016), of which $19 million was used to pay off the loan from FREIT, and $81.8 million was used toward the construction at the Rotunda.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes.

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2016 and October 31, 2015:

(in Millions)	January 31, 2016	October 31, 2015

Fair Value	$323.0	$313.5

Carrying Value	$312.8	$304.8

Fair values are estimated based on market interest rates at January 31, 2016 and October 31, 2015 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Index

Note 10 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of ten (10) properties and the residential segment is comprised of seven (7) properties. The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the three-month periods ended January 31, 2016 and 2015. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2016	2015
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$5,925	$5,744
Residential	5,522	5,612
Total real estate revenue	11,447	11,356

Real estate operating expenses:
Commercial	2,799	2,432
Residential	2,701	2,654
Total real estate operating expenses	5,500	5,086

Net operating income:
Commercial	3,126	3,312
Residential	2,821	2,958
Total net operating income	$5,947	$6,270

Recurring capital improvements-
residential	$(314)	$(86)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$5,947	$6,270
Deferred rents - straight lining	(23)	(75)
Amortization of acquired leases	—	(1)
Investment income	39	40
General and administrative expenses	(471)	(492)
Depreciation	(1,720)	(1,647)
Financing costs	(2,729)	(2,782)
Net income	1,043	1,313
Net income attributable to noncontrolling interests	(41)	(265)
Net income attributable to common equity	$1,002	$1,048

Index

Note 11 – Income taxes:

FREIT distributed as dividends to its shareholders 100% of its ordinary taxable income for the fiscal year ended October 31, 2015 and intends to distribute as dividends 100% of its ordinary taxable income for the fiscal year ending October 31, 2016. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s financial statements.

As of January 31, 2016, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2012 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 12 – Share repurchases:

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

Note 13 – Stock option plan:

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc., FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest in equal annual installments over a 5 year period and will expire 10 years from the date of grant, which will be September 3, 2024.

The following table summarizes stock option activity for the three-month period ended January 31, 2016:

	Three Months Ended January 31,
	2016
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	243,900	$18.45
Options granted during period	—	—
Options forfeited/cancelled during period	(500)	$18.45
Options outstanding end of period	243,400	$18.45
Options expected to vest	238,620
Options exercisable at end of period	48,680

For the three-month periods ended January 31, 2016 and 2015, compensation expense related to stock options granted amounted to $24,000 and $23,000, respectively. At January 31, 2016, there was approximately $337,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining vesting period.

There was no aggregate intrinsic value of options expected to vest and options exercisable at January 31, 2016 as the exercise price was higher than the market value of the shares of beneficial interest.

Note 14 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the three-month period ended January 31, 2015 were deferred under the Deferred Fee Plan, and all fees payable to Trustees for the three-month period ended January 31, 2016 were deferred under the Deferred Fee Plan except for the fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the three-month periods ended January 31, 2016 and 2015, the aggregate amount of deferred Trustee fees together with related interest and dividends were approximately $182,200 and $187,000, respectively, which have been paid through the issuance of 10,334 and 9,807, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

Index

For the three-month periods ended January 31, 2016 and 2015, FREIT has charged $167,500 and $184,000 of this amount, respectively, representing Trustee fees and interest to expense and the balance of $14,700 and $3,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

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

The economic and financial environment: The U.S. economy grew 0.7% in the fourth quarter of calendar 2015 while the national unemployment rate declined slightly providing evidence the job market is still on the mend. These positive trends should continue to impact favorably on the housing market and consumer spending.

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

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. On July 24, 2012, the Board approved revisions to the scope of the Rotunda redevelopment project, thereby reducing the complexity and projected cost of the project. The construction began at the Rotunda in September 2013 and is nearing completion. The office building lobby renovation has been completed, leasing has begun in the residential section and the retail space is approximately 60% leased. We expect the Rotunda to generate cash flow in the latter part of fiscal year 2016.

Debt Financing Availability: Financing for development projects has become more available. As a result, on December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property in Baltimore, Maryland. Through January 31, 2016, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $100.8 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $81.8 million was used towards the construction at the Rotunda.

Index

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. To minimize the floating rate volatility, FREIT Regency, LLC entered into an interest rate swap agreement that converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, have been applied consistently as at January 31, 2016, and for the three months ended January 31, 2016 and 2015. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

See Note 2 to the condensed consolidated financial statements for recently issued accounting standards.

Index

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2016 (“Current Quarter”) increased 1.3% to $11,424,000, compared to $11,280,000 for the three months ended January 31, 2015 (“Prior Year’s Quarter”). Net income attributable to common equity (“net income-common equity”) for the Current Quarter was $1,002,000 ($0.15 per share basic and diluted), compared to $1,048,000 ($0.15 per share basic and diluted) for the Prior Year’s Quarter. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the three months ended January 31, 2016 and 2015:

NET INCOME COMPONENTS
	Three Months Ended
	January 31,
	2016	2015	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$3,103	$3,236	$(133)

Residential properties	2,821	2,958	(137)
Total income from real estate operations	5,924	6,194	(270)

Financing costs:
Fixed rate mortgages	(2,745)	(2,700)	(45)
Floating rate - Rotunda	(619)	(298)	(321)
Credit line	—	(35)	35
Other - Corporate interest	(82)	(86)	4
Mortgage cost amortization	(94)	(84)	(10)
Less amounts capitalized	811	421	390
Total financing costs	(2,729)	(2,782)	53

Investment income	39	40	(1)

General & administrative expenses:
Accounting fees	(131)	(140)	9
Legal & professional fees	(5)	(19)	14
Trustee fees	(203)	(208)	5
Stock option expense	(24)	(23)	(1)
Corporate expenses	(108)	(102)	(6)
Total general & administrative expenses	(471)	(492)	21

Depreciation	(1,720)	(1,647)	(73)

Net income	1,043	1,313	(270)

Net income attributable to noncontrolling
interest in subsidiaries	(41)	(265)	224

Net income attributable to common equity	$1,002	$1,048	$(46)

The consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Quarter as compared to the Prior Year’s Quarter (See below for definition of NOI):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2016	2015	$	%	2016	2015	$	%	2016	2015
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$4,396	$4,392	$4	0.1%	$5,457	$5,365	$92	1.7%	$9,853	$9,757
Reimbursements	1,521	1,337	184	13.8%	—	—	—	0.0%	1,521	1,337
Other	8	15	(7)	-46.7%	65	247	(182)	-73.7%	73	262
Total revenue	5,925	5,744	181	3.2%	5,522	5,612	(90)	-1.6%	11,447	11,356

Operating expenses	2,799	2,432	367	15.1%	2,701	2,654	47	1.8%	5,500	5,086
Net operating income	$3,126	$3,312	$(186)	-5.6%	$2,821	$2,958	$(137)	-4.6%	5,947	6,270
Average
Occupancy %	84.5%	83.1%		1.4%	94.0%	95.2%		-1.2%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(23)	(75)
Amortization of acquired leases	—	(1)
Investment income	39	40
General and administrative expenses	(471)	(492)
Depreciation	(1,720)	(1,647)
Financing costs	(2,729)	(2,782)
Net income	1,043	1,313
Net income attributable to noncontrolling interest	(41)	(265)
Net income attributable to common equity	$1,002	$1,048

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes: deferred rents (straight lining), amortization of acquired lease values, depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI.

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

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by GAAP, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and three are single tenanted – a building formerly occupied as a supermarket and two bank branches. FREIT owns land in Rockaway, New Jersey and Rochelle Park, New Jersey from which it receives monthly rental income from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Quarter increased by 3.2% from the Prior Year’s Quarter, which was primarily attributable to increased rental income from increased rents and increases in the occupancy percentage over last year’s comparable period. NOI for the Current Quarter decreased by 5.6% from the Prior Year’s Quarter which was primarily attributable to the loss of revenue from Pathmark (a subsidiary of the Great Atlantic & Pacific Tea Company “A&P”) at the Patchogue, New York property due to the lease being rejected as of December 31, 2015 as a result of A&P’s bankruptcy filing. FREIT is currently exploring various options for this property.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Quarter, same property revenue for the commercial segment increased by 1.2% and same property NOI decreased by 1.5% from the Prior Year’s Quarter. The reasons for the changes mirror the discussion in the previous paragraph.

Index

Leasing: The following tables reflect leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases	4	97,231	$10.70	$10.34	3.5%	$—	$0.04

Non-comparable leases	5	24,527	$20.13	N/A	N/A	$1.58	$0.80

Total leasing activity	9	121,758

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases	—	—	$—	$—	0.0%	$—	$—

Non-comparable leases	3	9,876	$31.63	N/A	N/A	$4.15	$1.15

Total leasing activity	3	9,876

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

For the Current Quarter, average occupancy showed an increase of 1.4%, as compared to the Prior Year’s Quarter. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September 2013, average occupancy rates for the Current Quarter increased 1.2% over last year’s comparable period.

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. This property is currently being redeveloped and expanded. The redevelopment and expansion plans include a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $111.6 million has been incurred through January 31, 2016, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as ongoing construction costs related to the project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. FREIT started construction in September 2013.

Through January 31, 2016, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $100.8 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $81.8 million was used towards the construction at the Rotunda. (See discussion under Liquidity and Capital Resources for further details regarding the Rotunda financing.)

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter decreased by 1.6% and 4.6%, respectively, as compared to the Prior Year’s Quarter. The decrease in total revenue and NOI for the Current Quarter was primarily attributable to a 1.2% decline in average occupancy levels as compared to the Prior Year’s Quarter.

Index

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,766 and $1,706, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $232,000 and $218,000, respectively.

On June 18, 2014, FREIT completed the acquisition of the Regency, a residential apartment complex located in Middletown, New York. The Regency complex consists of 132 units in 11 buildings and a clubhouse. The acquisition cost was $20,625,000 (exclusive of $648,000 of transaction costs), which was funded in part with the $9.8 million in net proceeds from the sale of the South Brunswick land, and the remaining balance of $11.5 million was funded utilizing $10 million of FREIT’s credit line with Provident Bank, and FREIT’s available cash. On December 29, 2014, FREIT Regency, LLC secured long-term financing for the Regency property in the amount of $16.2 million from Provident Bank (see discussion under Liquidity and Capital Resources). A portion of the loan proceeds was used to replace the funds borrowed from FREIT’s credit line, and the remainder is available to fund FREIT’s future capital expenditures and for general corporate purposes.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders and the Regency, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Three Months Ended January 31,
	2016	2015
	(In Thousands of Dollars)
Fixed rate mortgages:
1st Mortgages
Existing	$2,745	$2,644
New	—	56
2nd Mortgages
Existing	—	—
Variable rate mortgages:
Construction loan-Rotunda	619	298
Credit line	—	35
Other	82	86
	3,446	3,119
Amortization of mortgage costs	94	84
Total financing costs	3,540	3,203
Less amounts capitalized	(811)	(421)
Total financing costs expensed	$2,729	$2,782

Total financing costs for the Current Quarter increased 10.5% compared to the Prior Year’s Quarter which was primarily attributable to the Rotunda construction loan of approximately $100.8 million. (See discussions under Liquidity and Capital Resources below.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $471,000 compared to $492,000 for the Prior Year’s Quarter. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $1,720,000 as compared to $1,647,000 for the Prior Year’s Quarter which was primarily attributable to depreciation related to certain assets becoming operational as of the end of Fiscal 2015.

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.8 million for the Current Quarter compared to $4.6 million for the Prior Year’s Quarter. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2016, FREIT had cash and cash equivalents totaling $13.1 million, compared to $13.5 million at October 31, 2015. The decrease in cash for the Current Quarter is primarily attributable to $9.2 million in net cash used in investing activities offset by $5 million provided by financing activities and $3.8 million provided by operating activities.

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of approximately $12.8 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey, and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. As of January 31, 2016, approximately $12.8 million was available under the line of credit.

On December 26, 2012, Damascus Centre, LLC refinanced its $15 million construction loan with long-term financing provided by People’s United Bank. The amount of the new loan is $25 million, of which approximately $20 million has been drawn as of January 31, 2016. The balance, up to an additional $5 million, will be available as a one-time draw over a period that expires on April 22, 2016. The amount available will depend on leasing and the net operating income at the shopping center. The new loan will mature on January 3, 2023. The loan bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of the loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.81% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

As at January 31, 2016, FREIT’s aggregate outstanding mortgage debt was $315.7 million, which bears a weighted average interest rate of 4.29% and an average life of approximately 4.7 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2020	2022	2023	2024	2025
($ in millions)
Mortgage "Balloon" Payments	$24.5	$22.0	$5.2	$145.9	$19.1	$14.4	$32.5	$15.9	$13.9

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2016 and October 31, 2015:

(in Millions)	January 31, 2016	October 31, 2015

Fair Value	$323.0	$313.5

Carrying Value	$312.8	$304.8

Fair values are estimated based on market interest rates at January 31, 2016 and October 31, 2015 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Index

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2016, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $8.4 million, and a 1% decrease would increase the fair value by $8.9 million.

On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used redevelop the Rotunda property in Baltimore, Maryland. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of January 31, 2016, $100.8 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $81.8 million was used towards the construction at the Rotunda.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

Interest rate swap contracts: To reduce interest rate volatility, FREIT uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the term of a certain loan. FREIT enters into these swap contracts with a counterparty that is usually a high-quality commercial bank.

In essence, FREIT agrees to pay its counterparties a fixed rate of interest on a dollar amount of notional principal (which corresponds to FREIT’s mortgage debt) over a term equal to the term of the mortgage notes. FREIT’s counterparties, in return, agree to pay FREIT a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as the mortgage notes.

Current GAAP requires FREIT to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect our income statement. Changes in the fair value of these swap contracts will be reported in other comprehensive income and appear in the equity section of the balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swap contracts and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of the swap contracts will be accounted for as an adjustment to interest expense.

FREIT has variable interest rate mortgages securing its Damascus Center and Regency properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were initially based on a notional amount of approximately $20,000,000 ($18,870,000 at January 31, 2016) for the Damascus Center swap, and a notional amount of approximately $16,200,000 at January 31, 2016 for the Regency swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2016, the Damascus Center and Regency swap contracts were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized a loss of approximately $1,311,000 for the Regency swap and a loss of approximately $453,000 for the Damascus Center swap which have been included as a liability in FREIT’s balance sheet as at January 31, 2016, and the change (gain or loss) during such period included in comprehensive income. For the three months ended January 31, 2015, FREIT recorded an unrealized loss of $2,149,000 in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015.

Index

Counterparty Credit Risk: Each party to a swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. We continually review our debt levels to determine if additional debt can prudently be utilized for property acquisitions for our real estate portfolio that will increase income and cash flow to FREIT’s shareholders.

SHARE REPURCHASES

On February 17, 2015, FREIT announced a tender offer to purchase up to 100,000 shares of beneficial interest at a price of $23.00 per share, which it funded principally from cash and cash equivalents. The tender offer expired on March 20, 2015. The number of shares proposed to be purchased in the tender offer represented approximately 1.5% of FREIT’s then-outstanding shares. As a result of the tender offer, FREIT repurchased 94,302 shares of beneficial interest at $23.00 per share, for an aggregate purchase price of $2,168,946. FREIT’s Trustees and executive officers did not tender any of their shares of beneficial interest in FREIT in the tender offer. (See Note 12 for further details.)

STOCK OPTION PLAN

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024. (See Note 13 for further details.)

DEFERRED FEE PLAN

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. (See Note 14 for further details.)

Index

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, straight-line rents and recurring capital improvements on FREIT’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is useful to investors as a supplemental gauge of our operating performance. We compute FFO and AFFO as follows:

	Three Months Ended January 31,
	2016	2015
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$1,043	$1,313
Depreciation of consolidated properties	1,720	1,647
Amortization of deferred leasing costs	77	75
Distributions to minority interests	(150)	(300)

FFO	$2,690	$2,735

Per Share - Basic and Diluted	$0.40	$0.40
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$2,690	$2,735
Amortization of acquired leases	—	1
Deferred rents (Straight lining)	23	75
Capital Improvements - Apartments	(314)	(86)
AFFO	$2,399	$2,725

Per Share - Basic and Diluted	$0.35	$0.40

Weighted Average Shares Outstanding:
Basic and Diluted	6,766	6,821

FFO and AFFO do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO and AFFO by certain other REITs may vary materially from that of FREIT’s, and therefore FREIT’s FFO and AFFO may not be directly comparable to those of other REITs.

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2016. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2015, that was filed with the Securities and Exchange Commission on January 14, 2016.

Index

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 11, 2016
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)