Form 10-Q
period 2016-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2016-06-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

As of June 9, 2016, the number of shares of beneficial interest outstanding was 6,726,869.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index	Page 3

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	April 30,	October 31,
	2016	2015
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$217,332	$219,430
Construction in progress	113,261	101,415
Cash and cash equivalents	12,081	13,500
Tenants' security accounts	1,744	1,728
Receivables arising from straight-lining of rents, net of allowance for loss in 2015	2,579	2,604
Accounts receivable, net of allowance for doubtful accounts	1,415	2,105
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	5,927	4,555
Deferred charges, net	1,328	1,327
Total Assets	$361,118	$352,115

LIABILITIES AND EQUITY

Liabilities:
Mortgages and construction loan payable	$321,190	$307,899
Less unamortized debt issuance costs	2,656	3,129
Mortgages payable, net	318,534	304,770

Deferred trustee compensation payable	9,078	9,078
Accounts payable and accrued expenses	7,746	10,305
Dividends payable	2,018	2,018
Tenants' security deposits	2,649	2,561
Deferred revenue	788	1,080
Interest rate swap contracts	1,907	1,066
Total Liabilities	342,720	330,878

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued; 60,153 and	26,299	25,860
39,350 vested share units to trustees at April 30, 2016 and
October 31, 2015, respectively
Treasury stock, at cost: 266,283 shares at April 30, 2016
and at October 31, 2015	(5,517)	(5,517)
Dividends in excess of net income	(14,027)	(11,769)
Accumulated other comprehensive loss	(1,751)	(1,030)
Total Common Equity	5,004	7,544
Noncontrolling interests in subsidiaries	13,394	13,693
Total Equity	18,398	21,237
Total Liabilities and Equity	$361,118	$352,115

See Notes to Condensed Consolidated Financial Statements.

Index	Page 4

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2016 AND 2015

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$19,681	$19,211	$9,851	$9,530
Reimbursements	2,641	2,990	1,119	1,653
Sundry income	166	331	94	69
	22,488	22,532	11,064	11,252

Expenses:
Operating expenses	6,738	7,074	3,216	3,935
Management fees	986	984	502	498
Real estate taxes	3,961	3,928	1,996	1,975
Depreciation	3,472	3,295	1,752	1,648
	15,157	15,281	7,466	8,056

Operating income	7,331	7,251	3,598	3,196

Investment income	62	76	23	36

Interest expense including amortization
of deferred financing costs	(5,416)	(5,553)	(2,687)	(2,771)
Net income	1,977	1,774	934	461

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(166)	(194)	(125)	71

Net income attributable to common equity	$1,811	$1,580	$809	$532

Earnings per share - basic and diluted	$0.27	$0.23	$0.12	$0.08

Weighted average shares outstanding:
Basic	6,772	6,807	6,778	6,793
Diluted	6,772	6,807	6,778	6,808

See Notes to Condensed Consolidated Financial Statements.

Index	Page 5

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2016 AND 2015

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$1,977	$1,774	$934	$461

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts
before reclassifications	(1,146)	(1,617)	(287)	642
Amount reclassified from accumulated other
comprehensive loss to interest expense	305	276	144	166
Net unrealized gain (loss) on interest rate swap contracts	(841)	(1,341)	(143)	808
Comprehensive income	1,136	433	791	1,269
Net (income) loss attributable to noncontrolling interests	(166)	(194)	(125)	71
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contract
attributable to noncontrolling interests	120	149	20	(107)
Comprehensive income attributable to noncontrolling interests	(46)	(45)	(105)	(36)
Comprehensive income attributable to common equity	$1,090	$388	$686	$1,233

See Notes to Condensed Consolidated Financial Statements.

Index	Page 6

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED APRIL 30, 2016

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2015	$25,860	$(5,517)	$(11,769)	$(1,030)	$7,544	$13,693	$21,237

Stock based compensation expense	47				47		47

Vested share units granted to Trustees	392				392		392

Distributions to noncontrolling interests					—	(345)	(345)

Net income			1,811		1,811	166	1,977

Dividends declared, including $33 payable in share units ($0.60 per share)			(4,069)		(4,069)		(4,069)

Net unrealized loss on interest rate swaps				(721)	(721)	(120)	(841)

Balance at April 30, 2016	$26,299	$(5,517)	$(14,027)	$(1,751)	$5,004	$13,394	$18,398

See Notes to Condensed Consolidated Financial Statements.

Index	Page 7

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2016 AND 2015

(Unaudited)

	Six Months Ended
	April 30,
	2016	2015
	(In Thousands of Dollars)
Operating activities:
Net income	$1,977	$1,774
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,472	3,295
Amortization	363	324
Stock based compensation expense	47	47
Trustee fees and related interest paid in stock units	359	374
Deferred rents - straight line rent	25	148
Bad debt expense	140	259
Net amortization of acquired leases	—	1
Changes in operating assets and liabilities:
Tenants' security accounts	72	79
Accounts receivable, prepaid expenses and other assets	(995)	(644)
Accounts payable, accrued expenses and deferred
trustee compensation	(159)	(299)
Deferred revenue	(292)	(277)
Net cash provided by operating activities	5,009	5,081
Investing activities:
Capital improvements - existing properties	(1,318)	(1,714)
Construction and pre-development costs	(12,786)	(25,800)
Net cash used in investing activities	(14,104)	(27,514)
Financing activities:
Repayment of mortgages and construction loan	(2,087)	(2,047)
Repayment of credit line	—	(5,000)
Proceeds from mortgage loan refinancing	—	16,200
Proceeds from additional tranche of loan	2,320	—
Proceeds from construction loan	11,834	25,637
Deferred financing costs	(10)	(318)
Dividends paid	(4,036)	(4,092)
Repurchase of Company stock - treasury shares	—	(2,169)
Distributions to noncontrolling interests	(345)	(396)
Net cash provided by financing activities	7,676	27,815
Net increase (decrease) in cash and cash equivalents	(1,419)	5,382
Cash and cash equivalents, beginning of period	13,500	10,554
Cash and cash equivalents, end of period	$12,081	$15,936

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$5,483	$5,136
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs,
pre-development costs and interest	$3,330	$6,551
Financing activities:
Dividends declared but not paid	$2,018	$2,018
Dividends paid in share units	$33	$9

See Notes to Condensed Consolidated Financial Statements.

Index	Page 8

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

The consolidated results of operations for the six and three-month periods ended April 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2015 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 –Recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. The standard may be adopted as early as the original effective date but early adoption prior to that date is not permitted. ASU No. 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. FREIT is currently assessing the impact this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. FREIT is currently assessing the impact this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the six months ended April 30, 2016 and 2015 and the three months ended April 30, 2016, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share. For the three months ended April 30, 2015, the outstanding stock options increased the average dilutive shares outstanding by approximately 14,000 shares with no impact on earnings per share.

Index	Page 9

Note 4 - Interest rate swap contracts:

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The total amount outstanding for both tranches of this loan held with People’s United Bank as of April 30, 2016 was approximately $21.1 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At April 30, 2016, the derivative financial instrument has a notional amount of approximately $16.2 million and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC and the FREIT Regency, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the six months ended April 30, 2016, FREIT recorded an unrealized loss of $841,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of approximately $1,386,000 for the Regency swap and $521,000 for the Damascus Center swap as of April 30, 2016. For the three months ended April 30, 2016 and 2015, FREIT recorded an unrealized loss of $143,000 and an unrealized gain of $808,000, respectively, in comprehensive income representing the change in the fair value of the swaps during such period. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Property held for sale:

On January 11, 2016, FREIT was notified by Lakeland Bank (as successor by merger to Pascack Community Bank) of its election and exercise of the option to purchase the property leased by FREIT to Lakeland Bank located in Rochelle Park, New Jersey having a carrying amount of approximately $2.7 million (including a straight-line rent receivable in the amount of approximately $0.5 million) both at April 30, 2016 and October 31, 2015. Pursuant to the Lease Agreement, Lakeland Bank has the right to exercise this option at a price equal to the greater of $3 million or the fair market value of the property as determined by mutual agreement between tenant and landlord. FREIT and Lakeland Bank have agreed to set the purchase price at $3.1 million. FREIT’s gain from the sale of this property net of closing costs is expected to be approximately $260,000. FREIT anticipates closing on the sale of this property in the third quarter 2016. The sale will result in FREIT’s loss of annual rents of approximately $241,000, which increases periodically through September 2023. As the disposal of this property will not represent a strategic shift that will have a major impact on FREIT’s operations or financial results, the property’s operations are not reflected as discontinued operations in the accompanying financial statements.

Note 6 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the six months ended April 30, 2016 and 2015 amounted to approximately $1,695,000 and $933,000, respectively, and $884,000 and $512,000 for the three months ended April 30, 2016 and 2015, respectively. Capitalization of interest will cease upon substantial completion of the project which is estimated to occur in third quarter 2016.

Index	Page 10

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees were approximately $935,000 and $933,000, for the six-month periods ended April 30, 2016 and 2015, respectively, and $477,000 and $473,000 for the three-month periods ended April 30, 2016 and 2015, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $306,000 and $136,000, for the six months ended April 30, 2016 and 2015, respectively, and $154,000 and $67,000 for the three months ended April 30, 2016 and 2015, respectively. The management agreement expires on October 31, 2017, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions amounted to approximately $64,000 and $56,000 for the six months ended April 30, 2016 and 2015, respectively, and $15,000 and $11,000 for the three months ended April 30, 2016 and 2015, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Grande Rotunda, LLC and Hekemian Development Resource, LLC, a wholly-owned subsidiary of Hekemian (“Resources”), entered into an agency agreement pursuant to which Resources is to provide development services in connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC. Fees incurred to Hekemian and Resources during the six months ended April 30, 2016 and 2015 pursuant to such agreement were approximately $359,000 and $793,000, respectively, and $88,000 and $312,000 for the three months ended April 30, 2016 and 2015, respectively.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr, a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the six months ended April 30, 2016 and 2015 was approximately $270,000 and $266,000, respectively, for Mr. Robert S. Hekemian, and $34,000 and $31,000, respectively, for Mr. Robert S. Hekemian, Jr and for the three months ended April 30, 2016 and 2015 was approximately $142,000 and $134,000, respectively, for Mr. Robert S. Hekemian, and $17,000 and $15,000, respectively, for Mr. Robert S. Hekemian, Jr.

Rotunda 100, LLC and Damascus 100, LLC own the minority interests in Grande Rotunda, LLC and Damascus Centre, LLC, respectively. Rotunda 100, LLC owns a 40% equity interest in Grande Rotunda, LLC and Damascus 100, LLC owns a 30% equity interest in Damascus Centre, LLC, and FREIT owns a 60% equity interest in Grande Rotunda, LLC and a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances, which amounted to $5,451,000 at both April 30, 2016 and October 31, 2015, were in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property.

Note 8 – Mortgage financings:

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property in Baltimore, Maryland. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of April 30, 2016, $105 million of this loan was drawn down (including approximately $13 million during the first fiscal half of 2016), of which $19 million was used to pay off the loan from FREIT, and $86 million was used toward the construction at the Rotunda.

Index	Page 11

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

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The total amount outstanding for both tranches of this loan held with People’s United Bank as of April 30, 2016 was approximately $21.1 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan.

On May 2, 2016, Wayne PSC, LLC entered into an agreement with Metropolitan Life Insurance Company to extend the maturity date from June 1, 2016 to September 1, 2016 on its loan secured by a shopping center in Wayne, NJ. Under the terms of this agreement, Wayne PSC, LLC will continue to make the monthly principal and interest payment of $206,960 until the month immediately preceding the maturity date and on the maturity date a final payment in the amount of approximately $24.3 million shall become due and payable in full. FREIT intends to refinance this loan prior to the expiration date of this extension.

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2016 and October 31, 2015:

($ in Millions)	April 30, 2016	October 31, 2015

Fair Value	$325.9	$313.5

Carrying Value	$318.5	$304.8

Fair values are estimated based on market interest rates at April 30, 2016 and October 31, 2015 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Index	Page 12

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the six and three-month periods ended April 30, 2016 and 2015. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$11,418	$11,688	$5,493	$5,944
Residential	11,095	10,993	5,573	5,381
Total real estate revenue	22,513	22,681	11,066	11,325

Real estate operating expenses:
Commercial	5,464	5,415	2,665	2,983
Residential	5,326	5,427	2,625	2,773
Total real estate operating expenses	10,790	10,842	5,290	5,756

Net operating income:
Commercial	5,954	6,273	2,828	2,961
Residential	5,769	5,566	2,948	2,608
Total net operating income	$11,723	$11,839	$5,776	$5,569

Recurring capital improvements-
residential	$(489)	$(254)	$(175)	$(168)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$11,723	$11,839	$5,776	$5,569
Deferred rents - straight lining	(25)	(148)	(2)	(73)
Amortization of acquired leases	—	(1)	—	—
Investment income	62	76	23	36
General and administrative expenses	(895)	(1,144)	(424)	(652)
Depreciation	(3,472)	(3,295)	(1,752)	(1,648)
Financing costs	(5,416)	(5,553)	(2,687)	(2,771)
Net income	1,977	1,774	934	461
Net (income) loss attributable to noncontrolling interests	(166)	(194)	(125)	71
Net income attributable to common equity	$1,811	$1,580	$809	$532

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

As of April 30, 2016, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2012 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

Index	Page 13

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

The following table summarizes stock option activity for the six-month period ended April 30, 2016:

	Six Months Ended April 30,
	2016
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	243,900	$18.45
Options granted during period	—	—
Options forfeited/cancelled during period	(820)	$18.45
Options outstanding end of period	243,080	$18.45
Options expected to vest over term of grant	238,620
Options exercisable at end of period	48,680

For the six-month periods ended April 30, 2016 and 2015, compensation expense related to stock options granted amounted to $47,000 and $47,000, respectively. For the three-month periods ended April 30, 2016 and 2015, compensation expense related to stock options granted amounted to $23,000 and $24,000, respectively. At April 30, 2016, there was approximately $314,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining vesting period.

The aggregate intrinsic value of options expected to vest and options exercisable at April 30, 2016 was $608,481 and $124,134, respectively.

Note 14 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the six-month period ended April 30, 2015 were deferred under the Deferred Fee Plan, and all fees payable to Trustees for the six-month period ended April 30, 2016 were deferred under the Deferred Fee Plan except for the fees payable to two Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the six month periods ended April 30, 2016 and 2015, the aggregate amount of deferred Trustee fees together with related interest and dividends were approximately $392,500 and $383,000, respectively, which have been paid through the issuance of 20,803 and 19,371, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the six-month periods ended April 30, 2016 and 2015, FREIT has charged approximately $359,700 and $375,000 of this amount, respectively, representing Trustee fees and interest to expense and the balance of approximately $32,700 and $8,600, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

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

The economic and financial environment: The U.S. economy grew 0.5% in the first quarter of calendar 2016. Employment remains healthy and real income grew at a solid pace. This positive trend should continue to impact favorably on the housing market and consumer spending over the balance of the year and raise the growth rate of the U.S. economy. This rising growth rate may trigger the Federal Reserve to raise lending rates that may affect refinancing of mortgages coming due in the short term.

Residential Properties: We have aggressively increased rental rates. As a result, our rental rates continue to show year-over-year increases. We expect increases in rental rates to taper; however, the increased rental rates that are in place should positively impact future revenues.

Commercial Properties: While retail sales were tepid during the first quarter of calendar 2016, they rebounded in April 2016. Real consumption growth is expected to rebound further over the balance of the year.

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and with the exception of tenant improvements should be completed in third quarter 2016 with costs to complete estimated at $8 million. The office building lobby renovation has been completed, leasing has begun in the residential section and the retail space is approximately 60% leased. We expect the Rotunda to generate cash flow in the first quarter of fiscal year 2017.

Index	Page 15

Debt Financing Availability: Financing for development projects has been available to FREIT and its affiliates. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property in Baltimore, Maryland. Through April 30, 2016, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $105 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $86 million was used towards the construction at the Rotunda.

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

On April 22, 2016, People’s United Bank agreed to a take-down of the second tranche of its loan with Damascus, Centre, LLC in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate of 3.53% over the term of the second tranche of this loan.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, have been applied consistently as at April 30, 2016, and for the six and three months ended April 30, 2016 and 2015. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2016 (“Current Six Months”) decreased 0.2% to $22,488,000, compared to $22,532,000 for the six months ended April 30, 2015 (“Prior Year’s Six Months”). For the three months ended April 30, 2016 (“Current Quarter”), real estate revenue decreased 1.7% to $11,064,000, compared to $11,252,000 for the three months ended April 30, 2015 (“Prior Year’s Quarter”). Net income attributable to common equity (“net income-common equity”) for the Current Six Months and Current Quarter was $1,811,000 ($0.27 per share basic and diluted) and $809,000 ($0.12 per share basic and diluted), compared to $1,580,000 ($0.23 per share basic and diluted) and $532,000 ($0.08 per share basic and diluted) for the Prior Year’s comparable periods, respectively. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2016 and 2015:

NET INCOME COMPONENTS
	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2016	2015	Change	2016	2015	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$5,929	$6,124	$(195)	$2,826	$2,888	$(62)

Residential properties	5,769	5,566	203	2,948	2,608	340
Total income from real estate operations	11,698	11,690	8	5,774	5,496	278

Financing costs:
Fixed rate mortgages	(5,452)	(5,439)	(13)	(2,707)	(2,739)	32
Floating rate - Rotunda	(1,315)	(677)	(638)	(696)	(379)	(317)
Credit line	—	(35)	35	—	—	—
Other - Corporate interest	(154)	(162)	8	(72)	(76)	4
Mortgage cost amortization	(190)	(173)	(17)	(96)	(89)	(7)
Less amounts capitalized	1,695	933	762	884	512	372
Total financing costs	(5,416)	(5,553)	137	(2,687)	(2,771)	84

Investment income	62	76	(14)	23	36	(13)

General & administrative expenses:
Accounting fees	(249)	(289)	40	(118)	(149)	31
Legal & professional fees	(29)	(77)	48	(24)	(58)	34
Trustee fees	(447)	(432)	(15)	(244)	(224)	(20)
Stock option expense	(47)	(47)	—	(23)	(24)	1
Corporate expenses	(123)	(299)	176	(15)	(197)	182
Total general & administrative expenses	(895)	(1,144)	249	(424)	(652)	228

Depreciation	(3,472)	(3,295)	(177)	(1,752)	(1,648)	(104)

Net income	1,977	1,774	203	934	461	473

Net (income) loss attributable to noncontrolling
interest in subsidiaries	(166)	(194)	28	(125)	71	(196)

Net income attributable to common equity	$1,811	$1,580	$231	$809	$532	$277

The consolidated results of operations for the Current Six Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index	Page 17

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (See below for definition of NOI):

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2016	2015	$	%	2016	2015	$	%	2016	2015
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$8,742	$8,677	$65	0.7%	$10,964	$10,683	$281	2.6%	$19,706	$19,360
Reimbursements	2,640	2,990	(350)	-11.7%	1	—	1	100.0%	2,641	2,990
Other	36	21	15	71.4%	130	310	(180)	-58.1%	166	331
Total revenue	11,418	11,688	(270)	-2.3%	11,095	10,993	102	0.9%	22,513	22,681

Operating expenses	5,464	5,415	49	0.9%	5,326	5,427	(101)	-1.9%	10,790	10,842
Net operating income	$5,954	$6,273	$(319)	-5.1%	$5,769	$5,566	$203	3.6%	11,723	11,839
Average
Occupancy %	82.9%	82.8%		0.1%	94.4%	94.5%		-0.1%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(25)	(148)
Amortization of acquired leases	—	(1)
Investment income	62	76
General and administrative expenses	(895)	(1,144)
Depreciation	(3,472)	(3,295)
Financing costs	(5,416)	(5,553)
Net income	1,977	1,774
Net income attributable to noncontrolling interest	(166)	(194)
Net income attributable to common equity	$1,811	$1,580

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2016	2015	$	%	2016	2015	$	%	2016	2015
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$4,346	$4,285	$61	1.4%	$5,507	$5,318	$189	3.6%	$9,853	$9,603
Reimbursements	1,118	1,653	(535)	-32.4%	1	—	1	100.0%	1,119	1,653
Other	29	6	23	383.3%	65	63	2	3.2%	94	69
Total revenue	5,493	5,944	(451)	-7.6%	5,573	5,381	192	3.6%	11,066	11,325

Operating expenses	2,665	2,983	(318)	-10.7%	2,625	2,773	(148)	-5.3%	5,290	5,756
Net operating income	$2,828	$2,961	$(133)	-4.5%	$2,948	$2,608	$340	13.0%	5,776	5,569
Average
Occupancy %	81.3%	82.5%		-1.2%	94.8%	93.7%		1.1%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(2)	(73)
Investment income	23	36
General and administrative expenses	(424)	(652)
Depreciation	(1,752)	(1,648)
Financing costs	(2,687)	(2,771)
Net income	934	461
Net (income) loss attributable to noncontrolling interest	(125)	71
Net income attributable to common equity	$809	$532

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

Index	Page 18

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by GAAP, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains ten (10) separate properties. Seven are multi-tenanted retail or office centers, and three are single tenanted – a building formerly occupied as a supermarket and two bank branches. FREIT owns land in Rockaway, New Jersey and Rochelle Park, New Jersey from which it receives monthly rental income from tenants who have built and operate bank branches on the land. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter decreased by 2.3% and 7.6%, respectively, and NOI decreased by 5.1% and 4.5%, respectively, from the prior year’s comparable periods. The decline in revenue and NOI was primarily attributable to the loss of revenue from Pathmark (a subsidiary of the Great Atlantic & Pacific Tea Company “A&P”) at the Patchogue, New York property due to the lease being rejected as of December 31, 2015 as a result of A&P’s bankruptcy filing. FREIT is currently exploring various options for this property.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Six Months and Current Quarter, same property revenue for the commercial segment decreased by 4.8% and 10.6%, respectively, and same property NOI decreased by 2.4% and 3.4%, respectively, from the prior year’s comparable periods. The reasons for the changes mirror the discussion in the previous paragraph.

Leasing: The following tables reflect leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)
Comparable leases (b)	9	117,154	$12.13	$12.10	0.2%	$—	$0.16

Non-comparable leases	7	29,613	$23.14	N/A	N/A	$1.31	$0.97

Total leasing activity	16	146,767

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	2	1,239	$27.77	$19.40	43.1%	$—	$0.74

Non-comparable leases	6	14,643	$30.69	N/A	N/A	$4.33	$1.32

Total leasing activity	8	15,882

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions of existing tenant leases.

For the Current Six Months and Current Quarter, average occupancy showed an increase of 0.1% and a decline of 1.2%, respectively, as compared to the prior year’s comparable periods. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September 2013, average occupancy rates for the Current Six Months and Current Quarter decreased 0.3% and 1.8%, respectively, over last year’s comparable period.

Index	Page 19

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. This property is currently being redeveloped and expanded. The redevelopment and expansion plans include a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $118.5 million has been incurred through April 30, 2016, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as ongoing construction costs related to the project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. The construction at the Rotunda development project began in September 2013 and with the exception of tenant improvements should be completed in third quarter 2016 with costs to complete estimated at $8 million. The office building lobby renovation has been completed, leasing has begun in the residential section and the retail space is approximately 60% leased. We expect the Rotunda to generate cash flow in the first quarter of fiscal year 2017.

Through April 30, 2016, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $105 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $86 million was used towards the construction at the Rotunda. (See discussion under Liquidity and Capital Resources for further details regarding the Rotunda financing.)

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter increased by 0.9% and 3.6%, respectively, as compared to the prior year’s comparable periods. The increase in revenue for the Current Six Months was primarily attributable to increased base rents at the residential properties as compared to the prior year’s comparable period. The increase in revenue for the Current Quarter was primarily attributable to increased base rents at the residential properties and a 1.1% increase in the average occupancy level as compared to the prior year’s comparable period. NOI for the Current Six Months and Current Quarter increased by 3.6% and 13%, respectively, as compared to the prior year’s comparable periods. The increase in NOI for the Current Six Months and Current Quarter was primarily attributable to lower operating expenses in the current year due to a less harsh winter than compared to the prior year.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,755 and $1,732, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $230,000 and $217,000, respectively.

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

Index	Page 20

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$5,452	$5,232	$2,707	$2,588
New	—	207	—	151
2nd Mortgages
Existing	—	—	—	—
Variable rate mortgages:
Construction loan-Rotunda	1,315	677	696	379
Credit line	—	35	—	—
Other	154	162	72	76
	6,921	6,313	3,475	3,194
Amortization of mortgage costs	190	173	96	89
Total financing costs	7,111	6,486	3,571	3,283
Less amounts capitalized	(1,695)	(933)	(884)	(512)
Total financing costs expensed	$5,416	$5,553	$2,687	$2,771

(a)	Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Six Months and Current Quarter increased 9.6% and 8.8%, respectively, compared to the prior year’s comparable periods which was primarily attributable to the Rotunda construction loan of approximately $105 million. (See discussions under Liquidity and Capital Resources below.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $895,000 and $424,000, respectively, compared to $1,144,000 and $652,000 for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $3,472,000 and $1,752,000, respectively, as compared to $3,295,000 and $1,648,000, respectively, for the prior year’s comparable periods which was primarily attributable to depreciation related to certain assets becoming operational as of the end of Fiscal 2015.

Index	Page 21

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5 million for the Current Six Months compared to $5.1 million for the Prior Six Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at April 30, 2016, FREIT had cash and cash equivalents totaling $12.1 million, compared to $13.5 million at October 31, 2015. The decrease in cash for the Current Six Months is primarily attributable to $14.1 million in net cash used in investing activities offset by $7.7 million provided by financing activities and $5 million provided by operating activities.

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of approximately $12.8 million. The line of credit is for a two year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey, and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. As of April 30, 2016, approximately $12.8 million was available under the line of credit.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The total amount outstanding for both tranches of this loan held with People’s United Bank as of April 30, 2016 was approximately $21.1 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. The interest rate swaps are considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap agreements.)

As at April 30, 2016, FREIT’s aggregate outstanding mortgage debt was $321.2 million, which bears a weighted average interest rate of 4.26% and an average life of approximately 4.7 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2020	2022	2023	2024	2025
($ in millions)
Mortgage "Balloon" Payments	$24.3	$22.0	$5.2	$150.2	$19.1	$14.4	$34.5	$15.9	$13.9

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2016 and October 31, 2015:

($ in Millions)	April 30, 2016	October 31, 2015

Fair Value	$325.9	$313.5

Carrying Value	$318.5	$304.8

Fair values are estimated based on market interest rates at April 30, 2016 and October 31, 2015 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Index	Page 22

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2016, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $6.7 million, and a 1% decrease would increase the fair value by $7 million.

On May 2, 2016, Wayne PSC, LLC entered into an agreement with Metropolitan Life Insurance Company to extend the maturity date from June 1, 2016 to September 1, 2016 on its loan secured by a shopping center in Wayne, NJ. Under the terms of this agreement, Wayne PSC, LLC will continue to make the monthly principal and interest payment of $206,960 until the month immediately preceding the maturity date and on the maturity date a final payment in the amount of approximately $24.3 million shall become due and payable in full. FREIT intends to refinance this loan prior to the expiration date of this extension.

On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used redevelop the Rotunda property in Baltimore, Maryland. The construction loan is for a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of April 30, 2016, $105 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $86 million was used towards the construction at the Rotunda.

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

FREIT has variable interest rate mortgages securing its Damascus Center and Regency properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($21,090,000 at April 30, 2016) for the Damascus Center swaps, and a notional amount of approximately $16,200,000 at April 30, 2016 for the Regency swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2016, the Damascus Center and Regency swap contracts were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized a loss of approximately $1,386,000 for the Regency swap and a loss of approximately $521,000 for the Damascus Center swaps which have been included as a liability in FREIT’s balance sheet as at April 30, 2016, and the change (gain or loss) during such period included in comprehensive income. For the six months ended April 30, 2016, FREIT recorded an unrealized loss of $721,000 in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015.

Index	Page 23

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

Index	Page 24

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, straight-line rents and recurring capital improvements on FREIT’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is a superior measure of our operating performance. We compute FFO and AFFO as follows:

	Six Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$1,977	$1,774	$934	$461
Depreciation of consolidated properties	3,472	3,295	1,752	1,648
Amortization of deferred leasing costs	173	151	96	76
Distributions to minority interests	(345)	(396)	(195)	(96)
FFO	$5,277	$4,824	$2,587	$2,089

Per Share - Basic and Diluted	$0.78	$0.71	$0.38	$0.31
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$5,277	$4,824	$2,587	$2,089
Amortization of acquired leases	—	1	—	—
Deferred rents (Straight lining)	25	148	2	73
Capital Improvements - Apartments	(489)	(254)	(175)	(168)
AFFO	$4,813	$4,719	$2,414	$1,994

Per Share - Basic and Diluted	$0.71	$0.69	$0.36	$0.29

Weighted Average Shares Outstanding:
Basic	6,772	6,807	6,778	6,793
Diluted	6,772	6,807	6,778	6,808

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2016. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 9, 2016
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)