Form 10-Q
period 2016-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2016-09-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2016

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

As of September 9, 2016, the number of shares of beneficial interest outstanding was 6,732,469.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2016	2015
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$213,997	$219,430
Construction in progress	119,981	101,415
Cash and cash equivalents	11,871	13,500
Tenants' security accounts	1,819	1,728
Receivables arising from straight-lining of rents, net of allowance for loss in 2015	2,368	2,604
Accounts receivable, net of allowance for doubtful accounts	2,163	2,105
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	6,480	4,555
Deferred charges, net	1,641	1,327
Total Assets	$365,771	$352,115

LIABILITIES AND EQUITY

Liabilities:
Mortgages and construction loan payable	$323,206	$307,899
Less unamortized debt issuance costs	2,442	3,129
Mortgages payable, net	320,764	304,770

Deferred trustee compensation payable	9,078	9,078
Accounts payable and accrued expenses	9,948	10,305
Dividends payable	2,018	2,018
Tenants' security deposits	2,744	2,561
Deferred revenue	1,319	1,080
Interest rate swap contracts	2,681	1,066
Total Liabilities	348,552	330,878

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 68,823 and	26,505	25,860
39,350 vested share units granted to trustees at July 31, 2016 and
October 31, 2015, respectively
Treasury stock, at cost: 266,283 shares at July 31, 2016
and at October 31, 2015	(5,517)	(5,517)
Dividends in excess of net income	(14,819)	(11,769)
Accumulated other comprehensive loss	(2,415)	(1,030)
Total Common Equity	3,754	7,544
Noncontrolling interests in subsidiaries	13,465	13,693
Total Equity	17,219	21,237
Total Liabilities and Equity	$365,771	$352,115

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2016 AND 2015

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$29,930	$28,992	$10,249	$9,781
Reimbursements	3,896	4,280	1,255	1,290
Sundry income	252	403	86	72
	34,078	33,675	11,590	11,143

Expenses:
Operating expenses	10,198	10,192	3,460	3,118
Management fees	1,501	1,489	515	504
Real estate taxes	5,949	5,921	1,988	1,994
Depreciation	5,263	4,985	1,791	1,690
	22,911	22,587	7,754	7,306

Operating income	11,167	11,088	3,836	3,837

Investment income	106	113	44	37
Gain on sale of commercial property	314	—	314	—
Interest expense including amortization
of deferred financing costs	(8,153)	(8,370)	(2,737)	(2,817)
Net income	3,434	2,831	1,457	1,057

Net income attributable to noncontrolling
interests in subsidiaries	(377)	(283)	(211)	(89)

Net income attributable to common equity	$3,057	$2,548	$1,246	$968

Earnings per share - basic and diluted	$0.45	$0.38	$0.18	$0.14

Weighted average shares outstanding:
Basic	6,777	6,785	6,787	6,747
Diluted	6,777	6,786	6,800	6,755

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2016 AND 2015

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$3,434	$2,831	$1,457	$1,057

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts
before reclassifications	(2,070)	(1,373)	(924)	244
Amount reclassified from accumulated other
comprehensive loss to interest expense	455	447	150	171
Net unrealized gain (loss) on interest rate swap contracts	(1,615)	(926)	(774)	415
Comprehensive income	1,819	1,905	683	1,472
Net income attributable to noncontrolling interests	(377)	(283)	(211)	(89)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contracts
attributable to noncontrolling interests	230	111	110	(38)
Comprehensive income attributable to noncontrolling interests	(147)	(172)	(101)	(127)
Comprehensive income attributable to common equity	$1,672	$1,733	$582	$1,345

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JULY 31, 2016

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2015	$25,860	$(5,517)	$(11,769)	$(1,030)	$7,544	$13,693	$21,237

Stock based compensation expense	71				71		71

Vested share units granted to Trustees	574				574		574

Distributions to noncontrolling interests					—	(375)	(375)

Net income			3,057		3,057	377	3,434

Dividends declared, including $53 payable in share units ($0.90 per share)			(6,107)		(6,107)		(6,107)

Net unrealized loss on interest rate swaps				(1,385)	(1,385)	(230)	(1,615)

Balance at July 31, 2016	$26,505	$(5,517)	$(14,819)	$(2,415)	$3,754	$13,465	$17,219

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2016 AND 2015

(Unaudited)

	Nine Months Ended
	July 31,
	2016	2015
	(In Thousands of Dollars)
Operating activities:
Net income	$3,434	$2,831
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	5,263	4,985
Amortization	572	548
Stock based compensation expense	71	71
Trustee fees and related interest paid in stock units	521	571
Gain on sale of commercial property	(314)	—
Deferred rents - straight line rent	(251)	219
Bad debt expense	156	559
Net amortization of acquired leases	—	1
Changes in operating assets and liabilities:
Tenants' security accounts	92	145
Accounts receivable, prepaid expenses and other assets	(870)	(856)
Accounts payable, accrued expenses and deferred
trustee compensation	(741)	(1,096)
Deferred revenue	239	(321)
Net cash provided by operating activities	8,172	7,657
Investing activities:
Proceeds from sale of commercial property	3,059	—
Capital improvements - existing properties	(2,036)	(2,997)
Construction and pre-development costs	(16,871)	(37,806)
Net cash used in investing activities	(15,848)	(40,803)
Financing activities:
Repayment of mortgages and construction loan	(3,148)	(3,075)
Repayment of credit line	—	(5,000)
Proceeds from mortgage loan refinancing	—	16,200
Proceeds from additional tranche of loan	2,320	—
Restricted loan proceeds held in escrow	(1,850)	—
Proceeds from construction loan	15,214	38,170
Deferred financing costs	(60)	(361)
Dividends paid	(6,054)	(6,116)
Repurchase of Company stock - treasury shares	—	(2,169)
Distributions to noncontrolling interests	(375)	(426)
Net cash provided by financing activities	6,047	37,223
Net increase (decrease) in cash and cash equivalents	(1,629)	4,077
Cash and cash equivalents, beginning of period	13,500	10,554
Cash and cash equivalents, end of period	$11,871	$14,631

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$7,625	$7,684
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs,
pre-development costs and interest	$6,717	$6,371
Financing activities:
Dividends declared but not paid	$2,018	$2,018
Dividends paid in share units	$53	$17

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2015 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the nine months ended July 31, 2016, the outstanding stock options were anti-dilutive with no impact on earnings per share. For the three months ended July 31, 2016, the outstanding stock options increased the average dilutive shares outstanding by approximately 13,000 shares with no impact on earnings per share. For the nine and three months ended July 31, 2015, the outstanding stock options increased the average dilutive shares outstanding by approximately 1,000 and 8,000 shares, respectively, with no impact on earnings per share.

Index

Note 4 - Interest rate swap contracts:

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The total amount outstanding for both tranches of this loan held with People’s United Bank as of July 31, 2016 was approximately $21 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At July 31, 2016, the derivative financial instrument has a notional amount of approximately $21 million and a current maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. At July 31, 2016, the total amount outstanding on this loan was $16.2 million. The loan bears a floating interest rate equal to 125 basis points over the BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At July 31, 2016, the derivative financial instrument has a notional amount of approximately $16.2 million and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC and the FREIT Regency, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the nine months ended July 31, 2016, FREIT recorded an unrealized loss of $1,615,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of approximately $1,792,000 for the Regency swap and $889,000 for the Damascus Center swap as of July 31, 2016. For the three months ended July 31, 2016 and 2015, FREIT recorded an unrealized loss of $774,000 and an unrealized gain of $415,000, respectively, in comprehensive income representing the change in the fair value of the swaps during such period. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Sale of property:

On January 11, 2016, FREIT was notified by Lakeland Bank (as successor by merger to Pascack Community Bank) of its election and exercise of the option to purchase the property leased by FREIT to Lakeland Bank located in Rochelle Park, New Jersey. Pursuant to the Lease Agreement, Lakeland Bank had the right to exercise this option at a price equal to the greater of $3 million or the fair market value of the property as determined by mutual agreement between tenant and landlord. FREIT and Lakeland Bank agreed to a purchase price of $3.1 million. On June 17, 2016, FREIT sold this property, having a carrying amount of approximately $2.7 million (including a straight-line rent receivable in the amount of approximately $0.5 million), to Lakeland Bank for $3.1 million resulting in a gain of approximately $0.3 million net of sales fees. This sale results in FREIT’s loss of future annual rents of approximately $241,000, which would have increased periodically through September 2023. As the disposal of this property did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the property’s operations were not reflected as discontinued operations in the accompanying financial statements.

Note 6 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development are capitalized and included in the cost of the project. Interest capitalized during the nine months ended July 31, 2016 and 2015 amounted to approximately $2,611,000 and $1,600,000, respectively, and $916,000 and $667,000 for the three months ended July 31, 2016 and 2015, respectively. Capitalization of interest ceased upon substantial completion of the project which occurred as of the end of the third quarter of Fiscal 2016.

Index

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,419,000 and $1,412,000, for the nine-month periods ended July 31, 2016 and 2015, respectively, and $485,000 and $479,000 for the three-month periods ended July 31, 2016 and 2015, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $452,000 and $213,000, for the nine months ended July 31, 2016 and 2015, respectively, and $147,000 and $77,000 for the three months ended July 31, 2016 and 2015, respectively. The management agreement expires on October 31, 2017, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $164,000 and $155,000 for the nine months ended July 31, 2016 and 2015, respectively, and $101,000 and $98,000 for the three months ended July 31, 2016 and 2015, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Grande Rotunda, LLC and Hekemian Development Resources, LLC, a wholly-owned subsidiary of Hekemian (“Resources”), entered into an agency agreement pursuant to which Resources is to provide development services in connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC. Fees incurred to Hekemian and Resources during the nine months ended July 31, 2016 and 2015 pursuant to such agreement were approximately $391,000 and $1,133,000, respectively, and $33,000 and $340,000 for the three months ended July 31, 2016 and 2015, respectively. Such fees were capitalized and were included in construction in progress on the accompanying condensed consolidated balance sheets.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the nine months ended July 31, 2016 and 2015 was approximately $401,000 and $403,000, respectively, for Mr. Robert S. Hekemian, and $49,000 and $49,000, respectively, for Mr. Robert S. Hekemian, Jr. and for the three months ended July 31, 2016 and 2015 was approximately $131,000 and $137,000, respectively, for Mr. Robert S. Hekemian, and $16,000 and $18,000, respectively, for Mr. Robert S. Hekemian, Jr. (See Note 14).

Rotunda 100, LLC and Damascus 100, LLC own the minority interests in Grande Rotunda, LLC and Damascus Centre, LLC, respectively. Rotunda 100, LLC owns a 40% equity interest in Grande Rotunda, LLC and Damascus 100, LLC owns a 30% equity interest in Damascus Centre, LLC, and FREIT owns a 60% equity interest in Grande Rotunda, LLC and a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances, which amounted to $5,451,000 at both July 31, 2016 and October 31, 2015, were in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property.

Index

Note 8 – Mortgage financings:

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the expansion of the Rotunda project. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property in Baltimore, Maryland. The construction loan is for a term of four years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. As of July 31, 2016, $108.1 million of this loan was drawn down (including approximately $15.2 million during Fiscal 2016), of which $19 million was used to pay off the loan from FREIT, and $89.1 million was used toward the construction at the Rotunda. The construction loan contains various covenants, including among others, leasing benchmarks pertaining to the Rotunda’s retail space to be achieved on or before a specified date. As of June 30, 2016, FREIT was not in compliance with this covenant, which, upon notice from the lender, would constitute an event of default. Upon such notice (which as of September 9, 2016, had not been given), FREIT would have 120 days in the aggregate to cure such default. If not cured, the lender could exercise its right to accelerate the loan’s maturity. FREIT is currently in discussions with the lender to waive the noncompliance and/or modify the related covenant. Although FREIT expects the lender to waive and/or modify the covenant, no assurances can be given regarding the outcome of such discussion.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The total amount outstanding for both tranches of this loan held with People’s United Bank as of July 31, 2016 was approximately $21 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan.

Wayne PSC, LLC entered into an agreement with Metropolitan Life Insurance Company to extend the maturity date on its loan secured by the shopping center owned by Wayne PSC, LLC located in Wayne, New Jersey from June 1, 2016 to October 1, 2016. Under the terms of this agreement, Wayne PSC, LLC will continue to make the monthly principal and interest payment of $206,960 until the month immediately preceding the maturity date and on the maturity date a final payment in the amount of approximately $24.2 million shall become due and payable in full. Wayne PSC, LLC expects to refinance this loan prior to its extended due date.

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2016 and October 31, 2015:

($ in Millions)	July 31, 2016	October 31, 2015

Fair Value	$329.8	$313.5

Carrying Value	$320.8	$304.8

Fair values are estimated based on market interest rates at July 31, 2016 and October 31, 2015 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Index

Note 10 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of nine (9) properties after giving effect to the sale of a property on June 17, 2016 (See Note 5), and the residential segment is comprised of seven (7) properties.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the nine and three-month periods ended July 31, 2016 and 2015. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$16,952	$17,439	$5,534	$5,751
Residential	16,875	16,456	5,780	5,463
Total real estate revenue	33,827	33,895	11,314	11,214

Real estate operating expenses:
Commercial	8,218	7,997	2,754	2,582
Residential	8,029	7,952	2,703	2,525
Total real estate operating expenses	16,247	15,949	5,457	5,107

Net operating income:
Commercial	8,734	9,442	2,780	3,169
Residential	8,846	8,504	3,077	2,938
Total net operating income	$17,580	$17,946	$5,857	$6,107

Recurring capital improvements-
residential	$(659)	$(275)	$(170)	$(21)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$17,580	$17,946	$5,857	$6,107
Gain on sale of commercial property	314	—	314	—
Deferred rents - straight lining	251	(219)	276	(71)
Amortization of acquired leases	—	(1)	—	—
Investment income	106	113	44	37
General and administrative expenses	(1,401)	(1,653)	(506)	(509)
Depreciation	(5,263)	(4,985)	(1,791)	(1,690)
Financing costs	(8,153)	(8,370)	(2,737)	(2,817)
Net income	3,434	2,831	1,457	1,057
Net income attributable to noncontrolling interests	(377)	(283)	(211)	(89)
Net income attributable to common equity	$3,057	$2,548	$1,246	$968

Note 11 – Income taxes:

FREIT distributed 100% of its ordinary taxable income for the fiscal year ended October 31, 2015 to its shareholders as dividends and intends to distribute 100% of its ordinary taxable income and 100% of the capital gain from the sale of the property in Rochelle Park, New Jersey (See Note 5) to its shareholders as dividends for the fiscal year ending October 31, 2016. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s financial statements.

Index

As of July 31, 2016, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2013 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

Note 13 – Stock option plan:

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian, FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be September 3, 2024.

The following table summarizes stock option activity for the nine-month period ended July 31, 2016:

	Nine Months Ended July 31,
	2016
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	243,900	$18.45
Options granted during period	—	—
Options forfeited/cancelled during period	(820)	$18.45
Options outstanding end of period	243,080	$18.45
Options expected to vest over term of grant	238,620
Options exercisable at end of period	48,680

For the nine-month periods ended July 31, 2016 and 2015, compensation expense related to stock options granted amounted to $71,000 and $71,000, respectively. For the three-month periods ended July 31, 2016 and 2015, compensation expense related to stock options granted amounted to $24,000 and $24,000, respectively. At July 31, 2016, there was approximately $290,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining vesting period.

The aggregate intrinsic value of options expected to vest and options exercisable at July 31, 2016 was approximately $597,000 and $122,000, respectively.

Note 14 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the nine-month period ended July 31, 2015 were deferred under the Deferred Fee Plan, and all fees payable to Trustees for the nine-month period ended July 31, 2016 were deferred under the Deferred Fee Plan except for the fees payable to two Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the nine-month periods ended July 31, 2016 and 2015, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $574,600 and $588,300, respectively, which have been paid through the issuance of 29,473 and 29,385, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

Index

For the nine-month periods ended July 31, 2016 and 2015, FREIT has charged as expense approximately $521,500 and $570,900 of the aggregate amounts of deferred Trustee fees and related interest and dividends for these periods, respectively, representing Trustee fees and interest to expense and the balance of approximately $53,100 and $17,400, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

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

The economic and financial environment: The U.S. economy grew at an average annualized rate of approximately 1% in the first half of calendar 2016. Employment remains healthy and real income grew at a solid pace. This positive trend should continue to impact favorably on the housing market and consumer spending over the balance of the year and raise the growth rate of the U.S. economy. This rising growth rate may trigger the Federal Reserve to raise lending rates that may affect refinancing of mortgages coming due in the short term.

Residential Properties: We have aggressively increased rental rates. As a result, our rental rates continue to show year-over-year increases. We expect increases in rental rates to taper; however, the increased rental rates that are in place should positively impact future revenues.

Commercial Properties: While retail sales were tepid during the first quarter of calendar 2016, they rebounded in second quarter of calendar 2016. Real consumption growth is expected to rebound further over the balance of the year.

Development Projects and Capital Expenditures: We continue to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013, and with the exception of tenant improvements was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at $5 million. The office building lobby renovation has been completed, leasing has begun in the residential section and the retail space is approximately 60% leased. We expect the Rotunda to generate cash flow in the first quarter of fiscal year 2017.

Index

Debt Financing Availability: Financing for development projects has been available to FREIT and its affiliates. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property in Baltimore, Maryland. Through July 31, 2016, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $108.1 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $89.1 million was used towards the construction at the Rotunda. The construction loan contains various covenants, including among others, leasing benchmarks pertaining to the Rotunda’s retail space to be achieved on or before a specified date. As of June 30, 2016, FREIT was not in compliance with this covenant, which, upon notice from the lender, would constitute an event of default. Upon such notice (which as of September 9, 2016, had not been given), FREIT would have 120 days in the aggregate to cure such default. If not cured, the lender could exercise its right to accelerate the loan’s maturity. FREIT is currently in discussions with the lender to waive the noncompliance and/or modify the related covenant. Although FREIT expects the lender to waive and/or modify the covenant, no assurances can be given regarding the outcome of such discussion.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. To minimize the floating rate volatility, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan.

On April 22, 2016, People’s United Bank agreed to a take-down of the second tranche of its loan with Damascus, Centre, LLC in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.53% over the term of the second tranche of this loan.

Wayne PSC, LLC entered into an agreement with Metropolitan Life Insurance Company to extend the maturity date on its loan secured by the shopping center owned by Wayne PSC, LLC located in Wayne, New Jersey from June 1, 2016 to October 1, 2016. Under the terms of this agreement, Wayne PSC, LLC will continue to make the monthly principal and interest payment of $206,960 until the month immediately preceding the maturity date and on the maturity date a final payment in the amount of approximately $24.2 million shall become due and payable in full. Wayne PSC, LLC expects to refinance this loan prior to its extended due date.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, have been applied consistently as at July 31, 2016, and for the nine and three months ended July 31, 2016 and 2015. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2016 (“Current Nine Months”) increased 1.2% to $34,078,000, compared to $33,675,000 for the nine months ended July 31, 2015 (“Prior Nine Months”). For the three months ended July 31, 2016 (“Current Quarter”), real estate revenue increased 4% to $11,590,000, compared to $11,143,000 for the three months ended July 31, 2015 (“Prior Quarter”). Net income attributable to common equity (“net income-common equity”) for the Current Nine Months and Current Quarter was $3,057,000 ($0.45 per share basic and diluted) and $1,246,000 ($0.18 per share basic and diluted), compared to $2,548,000 ($0.38 per share basic and diluted) and $968,000 ($0.14 per share basic and diluted) for the Prior Year’s comparable periods, respectively. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2016 and 2015:

NET INCOME COMPONENTS
	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2016	2015	Change	2016	2015	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$8,985	$9,222	$(237)	$3,056	$3,098	$(42)

Residential properties	8,846	8,504	342	3,077	2,938	139
Total income from real estate operations	17,831	17,726	105	6,133	6,036	97

Gain on sale of commercial property	314	—	314	314	—	314

Financing costs:
Fixed rate mortgages	(8,190)	(8,216)	26	(2,738)	(2,777)	39
Floating rate - Rotunda	(2,046)	(1,158)	(888)	(731)	(481)	(250)
Credit line	—	(35)	35	—	—	—
Other - Corporate interest	(223)	(246)	23	(69)	(84)	15
Mortgage cost amortization	(305)	(315)	10	(115)	(142)	27
Less amounts capitalized	2,611	1,600	1,011	916	667	249
Total financing costs	(8,153)	(8,370)	217	(2,737)	(2,817)	80

Investment income	106	113	(7)	44	37	7

General & administrative expenses:
Accounting fees	(363)	(413)	50	(114)	(124)	10
Legal & professional fees	(62)	(95)	33	(33)	(18)	(15)
Trustee fees	(660)	(654)	(6)	(213)	(222)	9
Stock option expense	(71)	(71)	—	(24)	(24)	—
Corporate expenses	(245)	(420)	175	(122)	(121)	(1)
Total general & administrative expenses	(1,401)	(1,653)	252	(506)	(509)	3

Depreciation	(5,263)	(4,985)	(278)	(1,791)	(1,690)	(101)

Net income	3,434	2,831	603	1,457	1,057	400

Net income attributable to noncontrolling
interests in subsidiaries	(377)	(283)	(94)	(211)	(89)	(122)

Net income attributable to common equity	$3,057	$2,548	$509	$1,246	$968	$278

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

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for the Current Nine Months and Current Quarter as compared to the prior year’s comparable periods (See below for definition of NOI):

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2016	2015	$	%	2016	2015	$	%	2016	2015
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$13,009	$13,131	$(122)	-0.9%	$16,671	$16,081	$590	3.7%	$29,680	$29,212
Reimbursements	3,892	4,280	(388)	-9.1%	3	—	3	100.0%	3,895	4,280
Other	51	28	23	82.1%	201	375	(174)	-46.4%	252	403
Total revenue	16,952	17,439	(487)	-2.8%	16,875	16,456	419	2.5%	33,827	33,895

Operating expenses	8,218	7,997	221	2.8%	8,029	7,952	77	1.0%	16,247	15,949
Net operating income	$8,734	$9,442	$(708)	-7.5%	$8,846	$8,504	$342	4.0%	17,580	17,946
Gain on sale of property	$314	$—	$314	100.0%	$—	$—	$—	0.0%	314	—
Average
Occupancy %	82.4%	83.9%		-1.5%	94.9%	94.6%		0.3%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	251	(219)
Amortization of acquired leases	—	(1)
Investment income	106	113
General and administrative expenses	(1,401)	(1,653)
Depreciation	(5,263)	(4,985)
Financing costs	(8,153)	(8,370)
Net income	3,434	2,831
Net income attributable to noncontrolling interests	(377)	(283)
Net income attributable to common equity	$3,057	$2,548

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2016	2015	$	%	2016	2015	$	%	2016	2015
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$4,267	$4,454	$(187)	-4.2%	$5,707	$5,398	$309	5.7%	$9,974	$9,852
Reimbursements	1,252	1,290	(38)	-2.9%	2	—	2	100.0%	1,254	1,290
Other	15	7	8	114.3%	71	65	6	9.2%	86	72
Total revenue	5,534	5,751	(217)	-3.8%	5,780	5,463	317	5.8%	11,314	11,214

Operating expenses	2,754	2,582	172	6.7%	2,703	2,525	178	7.0%	5,457	5,107
Net operating income	$2,780	$3,169	$(389)	-12.3%	$3,077	$2,938	$139	4.7%	5,857	6,107
Gain on sale of property	$314	$—	$314	100.0%	$—	$—	$—	0.0%	314	—
Average
Occupancy %	81.5%	86.3%		-4.8%	95.9%	94.6%		1.3%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	276	(71)
Investment income	44	37
General and administrative expenses	(506)	(509)
Depreciation	(1,791)	(1,690)
Financing costs	(2,737)	(2,817)
Net income	1,457	1,057
Net income attributable to noncontrolling interests	(211)	(89)
Net income attributable to common equity	$1,246	$968

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

COMMERCIAL SEGMENT

The commercial segment contains nine (9) separate properties. Seven are multi-tenanted retail or office centers, and two are single tenanted – a building located in Patchogue, New York formerly occupied as a supermarket and land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. On June 17, 2016, FREIT sold its property at Rochelle Park, New Jersey having a carrying value of approximately $2.7 million (including a straight line rent receivable of approximately $0.5 million) to Lakeland Bank (as successor by merger to Pascack Community Bank) for a purchase price of $3.1 million resulting in a gain of approximately $0.3 million net of sales fees. This sale results in FREIT’s loss of future annual rents of approximately $241,000, which would have increased periodically through September 2023.

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter decreased by 2.8% and 3.8%, respectively, and NOI decreased by 7.5% and 12.3%, respectively, from the prior year’s comparable periods. The declines in revenue and NOI were primarily attributable to the loss of revenue from Pathmark (a subsidiary of the Great Atlantic & Pacific Tea Company “A&P”) at the Patchogue, New York property due to the lease being rejected as of December 31, 2015 as a result of A&P’s bankruptcy filing. FREIT is currently exploring various options for this property.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property is currently undergoing a major redevelopment and is operating at less than full capacity, it has been excluded from same property results for all periods presented. For the Current Nine Months and Current Quarter, same property revenue for the commercial segment decreased by 6.4% and 9.7%, respectively, and same property NOI decreased by 4.4% and 8.4%, respectively, from the prior year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	15	171,525	$12.75	$12.39	2.9%	$0.09	$0.14

Non-comparable leases	11	49,719	$20.38	N/A	N/A	$1.53	$0.91

Total leasing activity	26	221,244

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	7	19,751	$30.20	$19.71	53.2%	$2.71	$0.86

Non-comparable leases	6	14,643	$30.69	N/A	N/A	$4.33	$1.32

Total leasing activity	13	34,394

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions of existing tenant leases.

Index

For the Current Nine Months and Current Quarter, average occupancy showed a decline of 1.5% and 4.8%, respectively, as compared to the prior year’s comparable periods. Excluding the impact of the Rotunda property, which is currently undergoing a major redevelopment project that began in September 2013, average occupancy rates for the Current Nine Months and Current Quarter decreased 1.9% and 5.4%, respectively, as compared to the prior year’s comparable periods.

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a 138,000 sq. ft. office building and approximately 78,000 sq. ft. of retail space on the lower level of the office building. This property is currently being redeveloped and expanded and has been substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans include a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. With regard to the Rotunda’s redevelopment project, approximately $123.6 million has been incurred through July 31, 2016, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as ongoing construction costs related to the project are being capitalized to Construction In Progress (“CIP”) until the project is completed and becomes operational. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop the Rotunda property. The construction loan is for a term of four years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. The construction loan contains various covenants, including among others, leasing benchmarks pertaining to the Rotunda’s retail space to be achieved on or before a specified date. As of June 30, 2016, FREIT was not in compliance with this covenant, which, upon notice from the lender, would constitute an event of default. Upon such notice (which as of September 9, 2016, had not been given), FREIT would have 120 days in the aggregate to cure such default. If not cured, the lender could exercise its right to accelerate the loan’s maturity. FREIT is currently in discussions with the lender to waive the noncompliance and/or modify the related covenant. Although FREIT expects the lender to waive and/or modify the covenant, no assurances can be given regarding the outcome of such discussion. The construction at the Rotunda development project began in September 2013 and with the exception of tenant improvements was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at $5 million. The office building lobby renovation has been completed, leasing has begun in the residential section and the retail space is approximately 60% leased. We expect the Rotunda to generate cash flow in the first quarter of fiscal year 2017.

Through July 31, 2016, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) $108.1 million in draws on the construction line with Wells Fargo Bank, of which $19 million of the draw was used to pay off the loan from FREIT, and $89.1 million was used towards the construction at the Rotunda. (See discussion under Liquidity and Capital Resources for further details regarding the Rotunda financing.)

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment communities totaling 1,093 apartment units. As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter increased by 2.5% and 5.8%, respectively, and total NOI increased by 4% and 4.7%, respectively, as compared to the prior year’s comparable periods. The increase in revenue and NOI for the Current Nine Months was primarily attributable to increased base rents at the residential properties and a 0.3% increase in the average occupancy level as compared to the prior year’s comparable period. The increase in revenue and NOI for the Current Quarter was primarily attributable to increased base rents at the residential properties and a 1.3% increase in the average occupancy level as compared to the prior year’s comparable period.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,777 and $1,735, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $233,000 and $225,000, respectively.

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

Index

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders and the Regency, were constructed more than 25 years ago, we tend to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$8,190	$7,855	$2,738	$2,623
New	—	361	—	154
2nd Mortgages
Existing	—	—	—	—
Variable rate mortgages:
Construction loan-Rotunda	2,046	1,158	731	481
Credit line	—	35	—	—
Other	223	246	69	84
	10,459	9,655	3,538	3,342
Amortization of mortgage costs	305	315	115	142
Total financing costs	10,764	9,970	3,653	3,484
Less amounts capitalized	(2,611)	(1,600)	(916)	(667)
Total financing costs expensed	$8,153	$8,370	$2,737	$2,817

(a)	Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Nine Months and Current Quarter increased 8% and 4.9%, respectively, compared to the prior year’s comparable periods which was primarily attributable to the Rotunda construction loan of approximately $108.1 million. (See discussions under Liquidity and Capital Resources below.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,401,000 and $506,000, respectively, compared to $1,653,000 and $509,000 for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $5,263,000 and $1,791,000, respectively, as compared to $4,985,000 and $1,690,000, respectively, for the prior year’s comparable periods which was primarily attributable to depreciation related to certain assets becoming operational as of the end of Fiscal 2015.

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.2 million for the Current Nine Months compared to $7.7 million for the Prior Nine Months. We expect that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at July 31, 2016, FREIT had cash and cash equivalents totaling $11.9 million, compared to $13.5 million at October 31, 2015. The decrease in cash for the Current Nine Months is primarily attributable to $15.8 million in net cash used in investing activities offset by $6 million provided by financing activities and $8.2 million provided by operating activities.

On June 17, 2016, FREIT sold its property held at Rochelle Park, New Jersey to Lakeland Bank (as successor by merger to Pascack Community Bank) for $3.1 million, realizing a gain of approximately $0.3 million net of sales fees. This sale will result in FREIT’s loss of future annual rents of approximately $241,000, which would have increased periodically through September 2023.

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of approximately $12.8 million. The line of credit is for a two-year term ending on November 1, 2016, but can be cancelled by the bank, at its will, within 60 days before or after each anniversary date. The credit line will automatically be extended at the termination date of the current term and each subsequent term for an additional period of 24 months, provided there is no default and the credit line has not been cancelled. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey, and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. As of July 31, 2016, approximately $12.8 million was available under the line of credit.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The total amount outstanding for both tranches of this loan held with People’s United Bank as of July 31, 2016 was approximately $21 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. The interest rate swaps are considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap agreements.)

As at July 31, 2016, FREIT’s aggregate outstanding mortgage debt was $323.2 million, which bears a weighted average interest rate of 4.24% and an average life of approximately 4.4 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2016	2017	2018	2019	2020	2022	2023	2024	2025
($ in millions)
Mortgage "Balloon" Payments	$24.2	$22.0	$5.2	$153.3	$19.1	$14.4	$34.5	$15.9	$13.9

Index

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2016 and October 31, 2015:

($ in Millions)	July 31, 2016	October 31, 2015

Fair Value	$329.8	$313.5

Carrying Value	$320.8	$304.8

Fair values are estimated based on market interest rates at July 31, 2016 and October 31, 2015 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent we have exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2016, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $6.4 million, and a 1% decrease would increase the fair value by $6.7 million.

Wayne PSC, LLC entered into an agreement with Metropolitan Life Insurance Company to extend the maturity date on its loan secured by the shopping center owned by Wayne PSC, LLC located in Wayne, New Jersey from June 1, 2016 to October 1, 2016. Under the terms of this agreement, Wayne PSC, LLC will continue to make the monthly principal and interest payment of $206,960 until the month immediately preceding the maturity date and on the maturity date a final payment in the amount of approximately $24.2 million shall become due and payable in full. Wayne PSC, LLC expects to refinance this loan prior to its extended due date.

On December 9, 2013, FREIT’s 60% owned affiliate, Grande Rotunda, LLC, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used redevelop the Rotunda property in Baltimore, Maryland. The construction loan is for a term of four years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. As of July 31, 2016, $108.1 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $89.1 million was used towards the construction at the Rotunda. The construction loan contains various covenants, including among others, leasing benchmarks pertaining to the Rotunda’s retail space to be achieved on or before a specified date. As of June 30, 2016, FREIT was not in compliance with this covenant, which, upon notice from the lender, would constitute an event of default. Upon such notice (which as of September 9, 2016, had not been given), FREIT would have 120 days in the aggregate to cure such default. If not cured, the lender could exercise its right to accelerate the loan’s maturity. FREIT is currently in discussions with the lender to waive the noncompliance and/or modify the related covenant. Although FREIT expects the lender to waive and/or modify the covenant, no assurances can be given regarding the outcome of such discussion.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap.)

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

Index

FREIT has variable interest rate mortgages securing its Damascus Center and Regency properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($20,981,000 at July 31, 2016) for the Damascus Center swaps, and a notional amount of approximately $16,200,000 at July 31, 2016 for the Regency swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2016, the Damascus Center and Regency swap contracts were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized a loss of approximately $1,792,000 for the Regency swap and a loss of approximately $889,000 for the Damascus Center swaps which have been included as a liability in FREIT’s balance sheet as at July 31, 2016, and the change (gain or loss) during such period included in comprehensive income. For the nine months ended July 31, 2016, FREIT recorded an unrealized loss of $1,615,000 in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015.

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

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$3,434	$2,831	$1,457	$1,057
Depreciation of consolidated properties	5,263	4,985	1,791	1,690
Amortization of deferred leasing costs	267	233	94	82
Distributions to minority interests	(375)	(426)	(30)	(30)
Gain on sale of commercial property	(314)	—	(314)	—
FFO	$8,275	$7,623	$2,998	$2,799

Per Share - Basic and Diluted	$1.22	$1.12	$0.44	$0.41
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$8,275	$7,623	$2,998	$2,799
Amortization of acquired leases	—	1	—	—
Deferred rents (Straight lining)	(251)	219	(276)	71
Capital Improvements - Apartments	(659)	(275)	(170)	(21)
AFFO	$7,365	$7,568	$2,552	$2,849

Per Share - Basic and Diluted	$1.09	$1.12	$0.38	$0.42

Weighted Average Shares Outstanding:
Basic	6,777	6,785	6,787	6,747
Diluted	6,777	6,786	6,800	6,755

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2016. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2016, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 9, 2016
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)