Form 10-K
period 2016-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2017-01-13
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $109 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 29, 2016, the last business day of the registrant’s most recently completed second quarter.

As of January 13, 2017, the number of shares of beneficial interest outstanding was 6,740,069.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Shareholders to be held on April 6, 2017 are incorporated by reference in Part III of this Annual Report.

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

Fiscal Year 2016 Developments

(i)	FINANCING
(a)	On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of October 31, 2016, approximately $114 million of this loan was drawn down (including approximately $21.1 million during Fiscal 2016), of which $19 million was used to pay off the loan from FREIT, and $95 million was used toward the construction at the Rotunda. On November 23, 2016, Wells Fargo Bank modified the following terms and conditions of this loan: (i) the total amount that may be drawn on this loan will be decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks will no longer be required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC will provide an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and will be obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. (See Notes 5 and 9 to FREIT’s consolidated financial statements.)

(b)	FREIT has a line of credit provided by the Provident Bank in the amount of approximately $12.8 million. The line of credit was for a two year term ending on November 1, 2016, which was extended by the bank to February 1, 2017 while the bank completes its due diligence. FREIT expects the credit line will be extended for an additional period of 24 months. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. The interest rate on the line of credit has a floor of 3.25%. As of October 31, 2016, approximately $12.8 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements.)
(c)	On April 22, 2016, People’s United Bank agreed to a take-down of the second tranche of its loan with Damascus Centre, LLC in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.53% over the term of the second tranche of this loan. (See Note 5 to FREIT’s consolidated financial statements.)
(d)	On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC. (See Note 5 to FREIT’s consolidated financial statements.)
(ii)	CONSTRUCTION

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 132,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of tenant improvements, was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at $1 million. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units (referred to as “Icon”), an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of October 31, 2016, the residential section is approximately 29% leased and the retail space is approximately 71% leased. FREIT expects the Rotunda to generate positive cash flow in the latter half of fiscal year 2017. See “Item 1a-(i) (a)” under the caption Fiscal Year 2016 Developments for details on the financing of this project.

(iii)	PLANNED DISPOSITIONS & ACQUISITIONS

There were no planned acquisitions in Fiscal 2016.

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

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2016 is included in Note 14 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2016, FREIT’s real estate holdings included (i) eight (8) apartment buildings or complexes containing a total of 1,472 rentable units, (ii) nine (9) commercial properties (retail and office) containing approximately 1,338,000 square feet of leasable space after giving effect to the sale of a property on June 17, 2016 (See Item 1- a(iii) – “Planned Dispositions and Acquisitions”), including one (1) single tenant store – a building located in Patchogue New York formerly occupied as a supermarket, one (1) one-acre parcel subject to a ground lease, and (iii) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

Investment in Subsidiaries

The consolidated financial statements (See Note 1 to the Consolidated Financial Statements included in this Form 10-K) include the accounts of the following subsidiaries of FREIT:

Westwood Hills, LLC (“Westwood Hills”): FREIT owns a 40% membership interest in Westwood Hills, which owns and operates a 210-unit residential apartment complex in Westwood, New Jersey.

Wayne PSC, LLC (“Wayne PSC”): FREIT owns a 40% membership interest in Wayne PSC, which owns a 322,000 square foot community shopping center in Wayne, New Jersey.

S And A Commercial Associates Limited Partnership (“S And A”): S And A owns a 100% interest in Pierre Towers, LLC, which owns a 266-unit residential apartment complex in Hackensack, New Jersey. FREIT owns a 65% partnership interest in S And A.

Grande Rotunda, LLC: FREIT owns a 60% membership interest in Grande Rotunda, which owns a 291,000 square foot mixed use property (office and retail) and a 379-unit residential apartment complex in Baltimore, Maryland that has substantially completed a major redevelopment and expansion project at the property in the third quarter of Fiscal 2016.

Damascus Centre, LLC: FREIT owns a 70% membership interest in Damascus Centre, LLC which owns a 143,000 square foot shopping center in Damascus, Maryland.

WestFREIT, Corp: FREIT owns a 100% membership interest in WestFREIT, Corp., which owns Westridge, a 253,000 square foot shopping center in Frederick, Maryland.

WestFredic, LLC: FREIT owns a 100% membership interest in WestFredic, LLC, which assumed a $22 million mortgage loan that is secured by Westridge in Frederick, Maryland.

FREIT Regency, LLC: FREIT owns a 100% membership interest in FREIT Regency, LLC, which owns a 132-unit residential apartment complex located in Middletown, New York.

Employees

On October 31, 2016, FREIT and its subsidiaries had thirty (30) full-time employees and ten (10) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Robert S. Hekemian, Chairman of the Board and Chief Executive Officer, Donald W. Barney, President, Treasurer and Chief Financial Officer, and John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. Mr. Hekemian devotes approximately seventy percent (70%) of his business activities to FREIT, Mr. Barney devotes approximately fifteen percent (15%) of his business activities to FREIT, and Mr. Aiello devotes approximately ten percent (10%) of his business activities to FREIT. Refer to “Item 10 – Directors, Executive Officers and Corporate Governance.” Hekemian & Co., Inc. has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement” below.

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

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provides for Resources to receive a fee equal to 6.375% of the development costs as defined, less the amount of $3 million previously paid to Hekemian for the Rotunda project. In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project (the $900,000 is included in accounts payable on consolidated balance sheets at October 31, 2016 and 2015). The minority ownership interest of Grande Rotunda, LLC is owned by Rotunda 100, LLC, which is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s Chief Executive Officer and Chairman, and Robert S. Hekemian, Jr., a Trustee of FREIT, and the members of the Hekemian family have majority management control of this entity. (See Note 9 to FREIT’s consolidated financial statements.)

Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Hekemian owns approximately 0.2% of all of the issued and outstanding shares of Hekemian. Robert S. Hekemian, Jr., a Trustee of FREIT, is the President of Hekemian, and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian.

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2016, FREIT’s aggregate outstanding mortgage debt was $329.7 million with an average interest cost on a weighted average basis of 4.04%. FREIT has mortgage loans against certain properties which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2016 with respect to each of these properties.

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

As at October 31, 2016, the following table lists the ten (10) largest commercial tenants, which account for approximately 54.3% of FREIT’s leased commercial rental space and 33.9% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Coat Factory	Westridge Square	85,992	3.9%
Kmart Corporation	Westwood Plaza	84,254	1.9%
Macy's Federated Department Stores, Inc.	Preakness	81,160	1.3%
Stop & Shop Supermarket Co.	Preakness	61,020	3.7%
Safeway Stores, Inc.	Damascus Center	58,358	5.6%
H-Mart Frederick, LLC	Westridge Square	55,300	3.7%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	6.4%
TJ MAXX	Westwood Plaza	28,480	3.2%
T-Bowl, Inc.	Preakness	27,195	2.0%
Gold's Gym	Westridge Square	20,680	2.0%

(C)	Renewal of Leases and Reletting of Space

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

The Great Atlantic and Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. (“A&P”), filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015. FREIT recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision had no impact on cash flow but it did have an impact on funds from operations. As a result of the lease having been rejected, FREIT is losing annual rents of approximately $1.4 million until the store is re-leased. See “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information

On February 3, 2012, Grande Rotunda, LLC, entered into a lease termination agreement (“Agreement”) with Giant, the tenant and operator of the 35,994 sq. ft. Giant supermarket at the Rotunda. Under the terms of the Agreement, Giant agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande Rotunda, LLC no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande Rotunda, LLC has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande Rotunda, LLC decides to lease such space for use as a food supermarket, it must first offer Giant the space for the same use under terms acceptable to Grande Rotunda, LLC and Giant will have thirty days to accept the offer before the space may be leased to a third party. In November 2013, FREIT entered into a lease agreement with Mom’s Organic Market Inc., for approximately 14,300 square feet which was subsequently expanded in March 2014 by approximately 3,250 square feet. In accordance with the agreement Grande Rotunda, LLC has with Giant, Grande Rotunda, LLC first offered the lease of this space to Giant which declined the offer.

During Fiscal 2011, FREIT was notified by Giant of Maryland, LLC (“Giant”), the former tenant and operator of the 55,330 sq. ft. supermarket at the Westridge Square shopping center, that it would not extend the term of its lease, which expired on October 31, 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc., the operator of an international grocery store chain (“G-Mart”), for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart opened for business at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 square foot space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet. H-Mart is currently renovating its space but began paying rent in May 2015. All of the tenant improvements related to G-Mart will be utilized for H-Mart.

There were no other material lease expirations during Fiscal 2016 and Fiscal 2015. There are no additional material lease expirations expected during Fiscal 2017.

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

Prior to its purchase, in November 2002 by Wayne PSC, LLC, a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former dry cleaner tenant. The seller of the center to Wayne PSC, LLC has paid for and completed all required remediation work in accordance with the NJDEP standards, and this matter is now closed.

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

Each of the apartment buildings or complexes owned by FREIT is subject to some form of rent control ordinance which limits the amount by which FREIT can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT can charge for vacated units, except for Westwood Hills, The Boulders at Rockaway, and Icon which are not subject to any rent control law or regulation.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. The improvement in the U.S. economy has been uneven, but trending data seem to indicate the recovery has finally gained traction. The following U.S. developments and factors are positive: (a) the improvement in the housing market is expected to continue and drag along ancillary services; (b) falling energy prices and slower increases in health care costs are keeping inflation low; (c) increasing consumer confidence should push spending modestly higher in 2017; (d) private sector employment is expected to continue to grow steadily; and (e) credit availability has improved. These factors should aid economic growth in the United States. However, there are factors that can be a drag on long-term economic growth, including, without limitation: (i) continued political gridlock in

Washington; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) a dramatic international crisis; (v) increasing concerns regarding terrorism; (vi) continued stagnant economies in Europe and Asia.

FREIT receives a substantial portion of its operating income as rent under long-term leases with commercial tenants. At any time, any of our commercial tenants could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and FREIT might incur costs to remove such tenants. Also, if tenants are unable to comply with the terms of its leases, FREIT might modify lease terms in ways that are less favorable to FREIT.

Tenants unable to pay rent: Financially distressed tenants may be unable to pay rents and expense recovery charges, where applicable, and may default on their leases. Enforcing FREIT’s rights as landlord could result in substantial costs and may not result in a full recovery of unpaid rent. If a tenant files for bankruptcy, the tenant’s lease may be terminated. In each such instance FREIT’s income and cash flow would be negatively impacted.

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions. The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT’s income and cash flow and adversely affect FREIT’s ability to pay mortgage debt and interest or make distributions to its shareholders. A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015. FREIT recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision had no impact on cash flow but did have an impact on funds from operations. As a result of the lease having been rejected, FREIT is losing annual rents of approximately $1.4 million until the store is re-leased. See “Renewal of Leases and Reletting of Space” under Item 1 and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

Inflation may adversely affect our financial condition and results of operations: Increased inflation could have a pronounced negative impact on FREIT’s operating and administrative expenses, as these costs may increase at a higher rate than FREIT’s rents. While increases in most operating expenses at FREIT’s commercial properties can be passed on to retail tenants, increases in expenses at its residential properties cannot be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest, and for distributions to shareholders.

Development and construction risks: As part of its investment strategy, FREIT seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. FREIT has recently substantially completed a major redevelopment and expansion project, with the exception of tenant improvements, at the Rotunda property in Baltimore, Maryland. Development and construction activities are challenged with the following risks, which may adversely affect FREIT’s cash flow:

•	financing may not be available in the amounts FREIT seeks, or may not be on favorable terms;
•	long-term financing may not be available upon completion of the construction;
•	failure to complete construction on schedule or within budget may increase debt service costs and construction costs; and
•	abandoned project costs could result in an impairment loss.

Debt financing could adversely affect income and cash flow: FREIT relies on debt financing to fund its growth through acquisitions and development activities. To the extent third party debt financing is not available or not available on acceptable terms, acquisitions and development activities will be curtailed.

As of October 31, 2016, FREIT had approximately $215.8 million of non-recourse mortgage debt subject to fixed interest rates, and approximately $114 million of variable interest rate debt relating to outstanding draws on the Grande Rotunda, LLC construction loan. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent FREIT is unable to refinance its indebtedness on acceptable terms, FREIT may need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $12.8 million credit line (of which $12.8 million was available as of October 31, 2016), and the Grande Rotunda, LLC construction loan, which was entered into on December 9, 2013, contain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants.

Failure of banking and financing institutions: Banking and financing institutions such as insurance companies provide FREIT with credit lines and construction financing. The credit lines available to FREIT may be used for a variety of business purposes, including general corporate purposes, acquisitions, construction, and letters of credit. Construction financing enables FREIT to develop new properties, or renovate or expand existing properties. A failure of the banking institution making credit lines available may render the line unavailable and adversely affect FREIT’s liquidity, and negatively impact FREIT’s operations in a number of ways. A failure of a financial institution unable to fund its construction financing obligations to FREIT may cause the construction to halt or be delayed. Substitute financing may be significantly more expensive, and construction delays may subject FREIT to delivery penalties.

Failure of insurance carriers: FREIT’s properties are insured against unforeseen liability claims, property damages, and other hazards. The insurance companies FREIT uses have good ratings at the time the policies are put into effect. Financial failure of FREIT’s carriers may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on FREIT’s financial condition. In addition, a failure of a FREIT insurance carrier may cause FREIT’s insurance renewal or replacement policy costs to increase.

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

Qualification as a REIT: Since its inception in 1961, FREIT has elected to qualify as a REIT for federal income tax purposes, and will continue to operate so as to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of highly technical and complex provisions of the Internal Revenue Code. Governmental legislation, new regulations, and administrative interpretations may significantly change the tax laws with respect to the requirements for qualification as a REIT, or the federal income tax consequences of qualifying as a REIT. Although FREIT intends to continue to operate in a manner to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT. Such a revocation would subject FREIT’s income to federal income tax at regular corporate rates, and failure to qualify as a REIT would also eliminate the requirement that FREIT pay dividends to its shareholders.

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

Residential Apartment Properties as of October 31, 2016:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/16	Average Monthly Rent per Unit @ 10/31/16	Average Monthly Rent per Unit @ 10/31/15	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Berdan Court	1965	176	96.7%	$1,725	$1,691	$18,054	$1,681
Wayne, NJ

Hammel Gardens	1972	80	94.6%	$1,571	$1,497	$8,087	$735
Maywood, NJ

Regency Club	2014	132	96.6%	$1,515	$1,478	$16,200 (5)	$20,102
Middletown, NY

Steuben Arms	1975	100	97.8%	$1,516	$1,422	$10,659	$866
River Edge, NJ

Westwood Hills (1)	1994	210	96.9%	$1,756	$1,725	$21,098	$9,807
Westwood Hills, NJ

Pierre Towers (2)	2004	266	91.4%	$2,434	$2,432	$29,901	$40,042
Hackensack, NJ

Boulders (3)	2006	129	94.6%	$2,046	$1,990	$17,141	$16,356
Rockaway, NJ

Icon (4)	2016	379	8.5%	$1,629	N/A	$67,126 (6)	$91,771
Baltimore, Maryland

(1) FREIT owns a 40% equity interest in Westwood Hills.

(2) Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.

(3) Construction completed in August 2006 on land acquired in 1963 / 1964.

(4) FREIT owns a 60% equity interest in Grande Rotunda, LLC.  A major redevelopment and expansion project was substantially completed in the third quarter of Fiscal 2016, in which a 379-unit residential complex was constructed upon property acquired in 2005.

(5) On December 29, 2014, FREIT Regency, LLC closed on a loan in the amount of $16.2 million bearing a floating interest rate equal to 125 basis points over the one-month BBA LIBOR.  In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan.

(6) On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of October 31, 2016, approximately $114 million of this loan was drawn down (including approximately $21.1 million during Fiscal 2016), of which $19 million was used to pay off the loan from FREIT, and $95 million was used toward the construction at the Rotunda.  Approximately 58.9% of this outstanding loan balance was allocated to the residential segment based on proportionate percentages set forth in the construction loan agreement dated December 9, 2013.  (See Note 5 to FREIT’s consolidated financial statements.)

Commercial Properties as of October 31, 2016:
Property & Location	Year Acquired	Leasable Space- Approximate Sq. Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/16	Average Annualized Rent per Sq. Ft. @ 10/31/16 *	Average Annualized Rent per Sq. Ft. @ 10/31/15 *	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,681	56.4%	$33.04	$25.36	None (1)	$124

Franklin Crossing	1966 (2)	87,661	91.5%	$24.31	$22.24	None (1)	$7,260
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	99.1%	$14.34	$14.06	$20,801	$7,900
Westwood, NJ

Westridge Square (3)	1992	252,733 (11)	89.3%	$14.32	$21.07	$22,000	$15,671
Frederick, MD

Single Tenant Store (4)	1997	63,932	16.7%	$0.00	$20.04	$5,231 (8)	$6,717
Patchogue, NY

Preakness Center (5)	2002	322,065	86.4%	$14.99	$12.97	$25,749 (13)	$25,828
Wayne, NJ

Damascus Center (6)	2003	142,529	79.8%	$17.14	$20.46	$20,831 (9)	$28,143
Damascus, MD
				.	.
The Rotunda (7)	2005	290,510 (12)	41.1%	$36.99	$9.22	$46,841 (10)	$63,781
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Landlease

* Average annualized rent per sq. ft. includes the impact of straight-line rent escalations and the amortization of rent concessions and abatements.

(1) Security for draws against FREIT's Credit Line.

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,661 sq. ft. center that opened in October 1997.

(3) FREIT owns a 100% interest in WestFREIT Corp, that owns the center.

(4) A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015.   See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.  See also Note 16 to the consolidated financial statements.

(5) FREIT owns a 40% equity interest in Wayne PSC, LLC, that owns the center.

(6) FREIT owns a 70% equity interest in Damascus Centre, LLC, that owns the center. A major renovation and expansion project was completed in November 2011.

(7) FREIT owns a 60% equity interest in Grande Rotunda, LLC, that owns the center.

(8) Effective January 1, 2016, the monthly debt service has been reduced to interest only.

(9) On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million.  Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent.  In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan.

(10) On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of October 31, 2016, approximately $114 million of this loan was drawn down (including approximately $21.1 million during Fiscal 2016), of which $19 million was used to pay off the loan from FREIT, and $95 million was used toward the construction at the Rotunda.  Approximately 41.1% of this outstanding loan balance was allocated to the commercial segment based on proportionate percentages set forth in the construction loan agreement dated December 9, 2013.  (See Note 5 to FREIT’s consolidated financial statements.)

(11) Effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 sq. ft. space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet.  H-Mart is currently renovating its space but began paying rent in May 2015.

(12) A major redevelopment and expansion project was substantially completed in the third quarter of Fiscal 2016, which included modernization of the office building containing 132,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building and an additional 75,000 square feet of new retail space.

(13) On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People's United Bank in the amount of $25.8 million.  The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026.  In order to minimize the interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2016 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	18	42,745	4.2%	$1,103,823	$25.82
2017	24	202,193	19.9%	$2,918,353	$14.43
2018	24	70,564	6.9%	$1,644,138	$23.30
2019	21	153,555	15.1%	$1,716,126	$11.18
2020	20	57,516	5.7%	$1,562,758	$27.17
2021	31	118,442	11.7%	$2,917,834	$24.64
2022	7	95,076	9.4%	$930,874	$9.79
2023	9	19,617	1.9%	$474,154	$24.17
2024	6	36,278	3.6%	$830,459	$22.89
2025	2	6,478	0.6%	$145,236	$22.42
2026	5	12,327	1.2%	$455,297	$36.93
2027	2	3,682	0.4%	$118,256	$32.12
2028	1	61,020	6.0%	$663,593	$10.88
2029	1	58,358	5.7%	$998,505	$17.11
2030	1	55,300	5.4%	$663,600	$12.00
2031	1	17,550	1.7%	$403,650	$23.00
2032	1	4,846	0.5%	$151,356	$31.23

Land Under Development and Vacant Land as of October 31, 2016:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)       All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its revenue from any single lease agreement.

In Fiscal 2016, none of FREIT’s properties contributed over 15% of FREIT’s total consolidated revenue. In Fiscal 2015 and 2014, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within FREIT’s residential segment, Pierre Towers in Hackensack, New Jersey accounted for 15.2% for Fiscal 2015 and 15.5% for Fiscal 2014 of total consolidated revenue.

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

Except for a building formerly occupied as a supermarket located in Patchogue, New York and the TD Bank branch located in Rockaway, New Jersey, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have sixteen (16) anchor/major tenants, which account for approximately 62.3% of the space leased. The balance of the space is leased to one hundred fifty-eight (158) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leasable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	252,733	Burlington Coat Factory	22
Frederick, MD (1)			H-Mart
			Gold's Gym
Franklin Crossing	(SC)	87,661	Stop & Shop	18
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,275	Kmart Corp	20
Westwood, NJ			TJMaxx
Preakness Center (2)	(SC)	322,065	Stop & Shop	30
Wayne, NJ			Macy's
			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (3)	(SC)	142,529	Safeway Stores	22
Damascus, MD
The Rotunda (4)	(O)	132,256	Clear Channel Broadcasting	39
Baltimore, MD			The Association of Universities For Research in Astronomy, Inc.

	(SC)	158,254	Rite Aid Corporation	5
			Mom's Organic Market

Patchogue, NY (5)	(SC)	63,932		-
Glen Rock, NJ	(SC)	4,681		2

(1) Giant vacated in May 2011. Replaced by G-Mart in September 2013. Effective November 1, 2014, G-Mart vacated its space at the center and terminated its lease. A new lease for this space was signed by H-Mart, an international grocery store chain, in November 2014. H-Mart is currently renovating its space but began paying rent in May 2015.

(2) FREIT has a 40% interest in this property.

(3) FREIT has a 70% interest in this property.

(4) FREIT has a 60% interest in this property. A major redevelopment and expansion project was substantially completed in the third quarter of  Fiscal 2016, which included modernization of the office building containing 132,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building and an additional 75,000 square feet of new retail space.

(5) A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015.   See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.  See also Note 16 to the consolidated financial statements.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 80.5%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The lower average occupancy level is attributed to the additional approximately 75,000 square feet of leasable space at the Rotunda as a result of the major redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016.

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

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, an 87.7% occupancy rate with respect to FREIT’s available apartment units. The lower average occupancy level is attributed to the inclusion of the additional 379 leasable units at the Rotunda as a result of the major redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016.

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

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 13, 2017, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2016
First Quarter	$17.35	$18.00
Second Quarter	$19.76	$21.00
Third Quarter	$20.70	$22.00
Fourth Quarter	$20.55	$21.50

	Bid	Asked
Fiscal Year Ended October 31, 2015
First Quarter	$19.25	$19.50
Second Quarter	$20.25	$21.35
Third Quarter	$20.05	$21.00
Fourth Quarter	$18.60	$20.00

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the Board. Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2016 and Fiscal 2015, FREIT paid or declared aggregate total dividends of $1.20 per share for each fiscal year to the holders of Shares. For the past four (4) years, FREIT has paid an annual dividend of at least $1.20 per share. Based on the loss for the fourth quarter ended October 31, 2016 and the continuing costs required for retail tenant fit-ups and residential lease-up costs at The Rotunda property, FREIT does not expect that it will sustain the payment of dividends at the levels paid in prior years.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2016 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2016	2015	2014	2013	2012
	(In Thousands)
Total assets	$367,971	$352,115	$301,555	$244,251	$242,300

Mortgage loans	$329,719	$307,899	$251,552	$199,423	$200,420

Common equity	$2,834	$7,544	$15,727	$14,869	$17,564

Weighted average shares outstanding:
Basic	6,783	6,778	6,908	6,942	6,942
Diluted	6,784	6,778	6,908	6,942	6,942

INCOME STATEMENT DATA:
Years Ended October 31,	2016	2015	2014	2013	2012
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Revenue from real estate operations	$46,254	$44,783	$42,430	$41,337	$42,078
Income relating to early lease termination	—	—	—	—	2,950
Total revenue	46,254	44,783	42,430	41,337	45,028

Expenses:
Real estate operations	21,797	21,062	19,492	18,127	17,968
Straight line rent adjustment - bankrupt tenant	—	1,046	—	—	—
General and administrative expenses	2,034	2,029	1,396	1,623	1,624
Deferred project cost write-off	—	—	—	—	3,726
Depreciation	7,852	6,883	6,346	6,233	6,171
Total expenses	31,683	31,020	27,234	25,983	29,489

Operating income	14,571	13,763	15,196	15,354	15,539

Investment income	150	150	184	191	173
Gain on sale of commercial property	314	—	—	—	—
Acquisition expenses-Regency	—	—	(648)	—	—
Interest expense including amortization
of deferred financing costs	(11,936)	(11,001)	(11,309)	(11,945)	(11,704)
Income from continuing operations	3,099	2,912	3,423	3,600	4,008

Discontinued operations:
Income from discontinued operations	—	—	7	797	460
Gain on sale of discontinued operations	—	—	8,734	3,545	7,528 *
Net income	3,099	2,912	12,164	7,942	11,996

Net income attributable to noncontrolling interests in subsidiaries	(94)	(281)	(507)	(493)	(645)
Net income attributable to common equity	$3,005	$2,631	$11,657	$7,449	$11,351

Basic and diluted earnings per share:
Continuing operations	$0.44	$0.39	$0.42	$0.45	$0.49
Discontinued operations	—	—	1.27	0.62	1.15
Net income	$0.44	$0.39	$1.69	$1.07	$1.64

Cash dividends declared per common share	$1.20	$1.20	$1.20	$1.56	$1.10

* Represents gain of $9,493 net of federal and state income tax of $1,965.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

FREIT is an equity real estate investment trust ("REIT") that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. FREIT’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties and additional rent in the form of expense reimbursements derived from operating commercial properties. FREIT’s properties are primarily located in northern New Jersey, Maryland and New York. FREIT acquires existing properties for investment and properties that FREIT believes have redevelopment potential through changes and capital improvements to these properties. FREIT develops and constructs properties on its vacant land. FREIT’s policy is to acquire and develop real property for long-term investment.

The economic and financial environment: The U.S. economy grew throughout the year reaching an average annualized rate of 3.2% in the third quarter of calendar 2016 which is the highest growth rate in almost two years. Employment remains healthy and real income grew at a solid pace. This positive trend should continue to impact favorably on the housing market and consumer spending and continue to raise the growth rate of the U.S. economy. This rising growth rate may trigger the Federal Reserve to raise lending rates that may affect refinancing of mortgages coming due in the short term.

Residential Properties: FREIT has aggressively increased rental rates. As a result, FREIT’s rental rates continue to show year-over-year increases. FREIT expects increases in rental rates to taper; however, the increased rental rates that are in place should positively impact future revenues.

Commercial Properties: While retail sales were tepid during the first quarter of calendar 2016, they rebounded in the latter part of the year increasing to 4.3% by the end of third quarter of calendar 2016. Real consumption growth is expected to continue to rebound over the next couple of years.

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of tenant improvements, was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at $1 million. As of October 31, 2016, the residential section is approximately 29% leased and the retail space is approximately 71% leased. FREIT expects the Rotunda to generate positive cash flow in the latter half of fiscal year 2017.

Debt Financing Availability: Financing for development projects has been available to FREIT and its affiliates. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. As of October 31, 2016, approximately $114 million of this loan was drawn down (including approximately $21.1 million during Fiscal 2016), of which $19 million was used to pay off the loan from FREIT, and $95 million was used toward the construction at the Rotunda. On November 23, 2016, Wells Fargo Bank modified the following terms and conditions of this loan: (i) the total amount that may be drawn on this loan will be decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks will no longer be required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June

30, 2016; (iii) Grande Rotunda, LLC will provide an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and will be obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. In order to minimize interest rate volatility during the term of this loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan.

On April 22, 2016, People’s United Bank agreed to a take-down of the second tranche of its loan with Damascus Centre, LLC in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.53% over the term of the second tranche of this loan.

On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC.

Operating Cash Flow and Dividend Distributions: FREIT expects that cash provided by net operating income will be adequate to cover mandatory debt service payments (excluding balloon payments), necessary capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income). Until the economic climate indicates that a change is appropriate, it is FREIT’s intention to maintain its quarterly dividend at a level not less than that required to maintain its REIT status for federal income tax purposes. See Item 5 “Dividends” for further details.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2016 and October 31, 2015, and for the years ended October 31, 2016, 2015 and 2014. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Real Estate Development Costs: It is FREIT’s policy to capitalize pre-development costs, which generally include legal and professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs when the project or portion thereof becomes operational, or when construction has been postponed. In the event of a postponement, capitalization of these costs will recommence once construction on the project resumes.

See Note 1 to FREIT’s consolidated financial statements for recently issued accounting standards.

Results of Operations:

Fiscal Years Ended October 31, 2016 and 2015

Summary revenues and net income for the fiscal years ended October 31, 2016 (“Fiscal 2016”) and October 31, 2015 (“Fiscal 2015”) are as follows:

	Years Ended October 31,
	2016	2015	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$23,202	$22,817	$385
Residential properties	23,052	21,966	1,086
Total real estate revenues	46,254	44,783	1,471

Operating expenses:
Real estate operations	21,797	21,062	735
Straight line rent adjustment - bankrupt tenant	—	1,046	(1,046)
General and administrative	2,034	2,029	5
Depreciation	7,852	6,883	969
Total operating expenses	31,683	31,020	663
Operating income	14,571	13,763	808

Investment income	150	150	—
Gain on sale of commercial property	314	—	314
Financing costs	(11,936)	(11,001)	(935)
Net income	3,099	2,912	187

Net income attributable to noncontrolling
interests in subsidiaries	(94)	(281)	187
Net income attributable to common equity	$3,005	$2,631	$374

Earnings per share - basic and diluted:	$0.44	$0.39	$0.05

Weighted average shares outstanding:
Basic	6,783	6,778
Diluted	6,784	6,778

Real estate revenue for Fiscal 2016 increased 3.3% to $46,254,000 compared to $44,783,000 for Fiscal 2015. Net income attributable to common equity (“net income common-equity”) for Fiscal 2016 was $3,005,000 ($0.44 per share basic and diluted), compared to $2,631,000 ($0.39 per share basic and diluted) for Fiscal 2015. Included in net income-common equity for Fiscal 2016 was a net loss of approximately $1.4 million primarily attributed to the substantial completion of the major redevelopment and expansion project at the Rotunda property in the third quarter of Fiscal 2016 resulting in the cessation of capitalization of certain costs and incurring higher operational costs as the property is in the early lease-up phase of the new retail space and residential units. Also included in net income-common equity for Fiscal 2016 was a gain of approximately $0.3 million net of sales fees related to the sale of Rochelle Park, New Jersey. Included in net income common equity for Fiscal 2015 was a $1,046,000 provision for loss related to straight line rent receivable for Pathmark at the Patchogue, New York store as a result of the bankruptcy filing by A&P, of which Pathmark is a subsidiary. (See “Results of Operations – Segment Information – Commercial Segment” for further details.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2016 and 2015:

NET INCOME COMPONENTS
	Years Ended October 31,
	2016	2015	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$12,541	$12,381	$160
Residential properties	11,916	11,340	576
Total income from real estate operations	24,457	23,721	736

Financing costs:
Fixed rate mortgages	(10,871)	(10,976)	105
Floating rate - Rotunda	(2,840)	(1,692)	(1,148)
Credit line	—	(35)	35
Other - Corporate interest	(293)	(326)	33
Mortgage cost amortization	(543)	(419)	(124)
Less amounts capitalized	2,611	2,447	164
Total financing costs	(11,936)	(11,001)	(935)

Investment income	150	150	—

General & administrative expenses:
Accounting fees	(535)	(327)	(208)
Legal & professional fees	(76)	(133)	57
Trustee fees	(898)	(862)	(36)
Stock option expense	(94)	(94)	—
Corporate expenses	(431)	(613)	182
Total general & administrative expenses	(2,034)	(2,029)	(5)

Depreciation	(7,852)	(6,883)	(969)
Adjusted income	2,785	3,958	(1,173)

Gain on sale of commercial property	314	—	314
Straight line rent adjustment - bankrupt tenant	—	(1,046)	1,046
Net income	3,099	2,912	187

Net income attributable to noncontrolling interests
in subsidiaries	(94)	(281)	187
Net income attributable to common equity	$3,005	$2,631	$374

Adjusted income for Fiscal 2016 was $2,785,000 ($0.41 per share basic and diluted), compared to $3,958,000 ($0.58 per share basic and diluted) for Fiscal 2015. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain related to the sale of Rochelle Park, New Jersey in Fiscal 2016; a provision for loss related to straight line rent receivable for Pathmark in Fiscal 2015. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2016, as compared to Fiscal 2015 (See below for definition of NOI.):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2016	2015	$	%	2016	2015	$	%	2016	2015
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$17,499	$17,485	$14	0.1%	$22,673	$21,521	$1,152	5.4%	$40,172	$39,006
Reimbursements	5,148	5,479	(331)	-6.0%	10	—	10	100.0%	5,158	5,479
Other	47	73	(26)	-35.6%	269	445	(176)	-39.6%	316	518
Total revenue	22,694	23,037	(343)	-1.5%	22,952	21,966	986	4.5%	45,646	45,003

Operating expenses	10,661	10,436	225	2.2%	11,136	10,626	510	4.8%	21,797	21,062
Net operating income	$12,033	$12,601	$(568)	-4.5%	$11,816	$11,340	$476	4.2%	23,849	23,941
Gain on sale of property	$314	$—	$314	100.0%	$—	$—	$—	0.0%	314	—
Average
Occupancy % *	75.0%	75.9%		-0.9%	72.8%	70.2%		2.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	608	(219)
Amortization of acquired leases	—	(1)
Investment income	150	150
General and administrative expenses	(2,034)	(2,029)
Straight line rent adjustment - bankrupt tenant	—	(1,046)
Depreciation	(7,852)	(6,883)
Financing costs	(11,936)	(11,001)
Net income	3,099	2,912
Net income attributable to noncontrolling interests	(94)	(281)
Net income attributable to common equity	$3,005	$2,631

* Includes impact to both fiscal years of 75,000 additional square feet of Rotunda retail leasable space in the commercial segment and 379 leasable units at the Rotunda in the residential segment as the major redevelopment and expansion project at the Rotunda was substantially completed in the third quarter of Fiscal 2016.

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), amortization of acquired leases, depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI.

Same Property NOI: FREIT considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT defines same property within both the commercial and residential segments to be those properties that FREIT has owned and operated for both the current and prior periods presented, excluding those properties that FREIT acquired, redeveloped or classified as discontinued operations during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment, but may still be in operation at less than full capacity, and/or any property that is under contract for sale are not considered same property.

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by GAAP, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains nine (9) separate properties. Seven are multi-tenanted retail or office centers, and two are single tenanted – a building formerly occupied as a supermarket and land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. On June 17, 2016, FREIT sold its property at Rochelle Park, New Jersey having a carrying value of approximately $2.7 million (including a straight line rent receivable of approximately $0.5 million) to Lakeland Bank (as successor by merger to Pascack Community Bank) for a purchase price of $3.1 million resulting in a gain of approximately $0.3 million net of sales fees. This sale will result in FREIT’s loss of future annual rents of approximately $241,000, which would have increased periodically through September 2023.

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2016 decreased by 1.5% and 4.5%, respectively, as compared to Fiscal 2015. The decline in revenue and NOI was primarily attributable to the loss of revenue from Pathmark (a subsidiary of A&P) at the Patchogue, New York property due to the lease having been rejected as of December 31, 2015 as a result of A&P’s bankruptcy filing partially offset by an increase in revenue at the Rotunda property resulting from the lease-up of the new retail space.

Same Property Operating Results: FREIT’s commercial segment contains eight (8) same properties. (See definition of same property under Segment Information above.) Since the Rotunda property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and has been in operation for less than a full year, it has been excluded from same property results for all periods presented. For Fiscal 2016, same property revenue and NOI for FREIT’s commercial segment decreased by 6.2% and 6.5%, respectively, as compared to Fiscal 2015. The reasons for the changes mirror the discussion in the previous paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2016:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	17	174,772	$12.79	$12.42	3.0%	$0.09	$0.14

Non-comparable leases	14	56,540	$21.50	N/A	N/A	$1.49	$0.98

Total leasing activity	31	231,312

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	10	29,234	$26.51	$24.23	9.4%	$1.89	$0.79

Non-comparable leases	6	14,643	$30.50	N/A	N/A	$3.82	$1.21

Total leasing activity	16	43,877

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions of existing tenant leases.

The US economic recovery continued to show signs of improvement, with retail sales also showing improvement. Average occupancy rates for Fiscal 2016, decreased 0.9% from last year’s comparable period which was primarily attributed to Pathmark’s rejection of the lease at the Patchogue, New York property as of December 31, 2016 offset by the increase in occupancy at the Rotunda property due to the substantial completion of the major development and expansion project in the third quarter of Fiscal 2016. Excluding the impact of the Rotunda property, average occupancy rates for Fiscal 2016 decreased 2.6% from Fiscal 2015.

FREIT is currently in the negotiation process with potential tenants for the new, currently available retail space constructed at the Rotunda property. As of October 31, 2016, approximately 71% of the retail space at the Rotunda property is leased and 24.8% is occupied.

On July 27, 2012, FREIT signed a lease agreement with G-Mart, for a significant portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square shopping center. G-Mart managed an international grocery store chain. FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began operations at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 sq. ft. space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet. H-Mart is currently renovating its space but began paying rent in May 2015. All of the tenant improvements related to G-Mart will be utilized for H-Mart.

On July 19, 2015, A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. A&P announced its intention to sell its assets and wind up its affairs. FREIT owns a 63,932 square foot store in Patchogue, New York with a carrying value of approximately $6.7 million as at October 31, 2016 that was leased to Pathmark, a subsidiary of A&P, and operated as a Pathmark Super Store. This lease was rejected by A&P as of December 31, 2015.

In accordance with GAAP, FREIT accounted for rental income from the store using the straight line method and accrued rent evenly over the lease term after taking into account scheduled future rent increases, with excess rent accrued over amounts received accounted for as a receivable on the consolidated balance sheets. At October 31, 2015, approximately $1,046,000 remained as a straight line rent receivable. FREIT recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision had no impact on cash flow but did have an impact on funds from operations. As a result of the lease having been rejected, FREIT is losing annual rents of approximately $1.4 million until the store is re-leased. FREIT has assessed the real estate for impairment and determined that no impairment exists at October 31, 2016. FREIT is exploring various options for this property.

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

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 132,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of tenant improvements, was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at $1 million. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of October 31, 2016, the residential section is approximately 29% leased and the retail space is approximately 71% leased. FREIT expects the Rotunda to generate positive cash flow in the latter half of fiscal year 2017.

With regard to the Rotunda’s redevelopment project, approximately $128.1 million has been incurred through October 31, 2016, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as all ongoing construction costs related to the project which were previously capitalized to Construction In Progress (“CIP”) are no longer being capitalized and have been placed into service in the fourth quarter of Fiscal 2016 as the project is now operational. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. Through October 31, 2016, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank (See Note 9 for further information regarding this agreement.); and (b) approximately $114 million in draws on the construction line with Wells Fargo Bank (including approximately $21.1 million during Fiscal 2016), of which $19 million was used to pay off the loan from FREIT, and $95 million was used toward the construction at the Rotunda. On November 23, 2016, Wells Fargo Bank modified the following terms and conditions of this loan: (i) the total amount that may be drawn on this loan will be decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks will no longer be required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC will provide an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and will be obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,472 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2016 increased by 4.5% and 4.2%, respectively, as compared to Fiscal 2015. The increase in total revenue and NOI for Fiscal 2016 was primarily attributable to: (a) the addition of the operating results of the Icon (See discussion below), and (b) increased base rent at our residential properties. Average occupancy levels for the Fiscal 2016 increased 2.6%, over last year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) Since the Icon property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and has been in operation for less than a full year, it has been excluded from same property results for all periods presented. Same property revenue and NOI increased by 2.2% and 5.5%, respectively, from Fiscal 2015 driven primarily by an increase in base rents and average occupancy rates at our residential properties. Exclusive of the Icon property, average occupancy rates for Fiscal 2016 increased 0.5% over last year’s comparable period.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, excluding the Rotunda Icon property as it is still in the lease-up period and not operating at full capacity, at the end of Fiscal 2016 and Fiscal 2015 were $1,786 and $1,744, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $234,000 and $223,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency and Icon, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Years Ended October 31,
	2016	2015
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$10,742	$10,459
New	129	517
2nd Mortgages
Existing	—	—
Variable rate mortgages:
Construction loan-Rotunda	2,840	1,692
Credit line	—	35
Other	293	326
Total financing costs, gross	14,004	13,029
Amortization of mortgage costs	543	419
Total financing costs, net	14,547	13,448
Less amounts capitalized	(2,611)	(2,447)
Total financing costs expensed	$11,936	$11,001

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2016 increased 8.2% as compared to Fiscal 2015 which was primarily attributable to the Rotunda construction loan of approximately $114 million. (See Note 5 for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2016 was $150,000 with no change from the prior fiscal year. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a Trustee of FREIT, for their equity investment in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2016, G & A was $2,034,000 as compared to $2,029,000 for the prior year’s period. The primary components of G&A are accounting fees, legal and professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense from operations for Fiscal 2016 was $7,852,000 as compared to $6,883,000 for the prior year’s period. The increase in depreciation was primarily attributable to the depreciation related to assets at the Rotunda property becoming operational as the major redevelopment and expansion project at this property was substantially completed in the third quarter of Fiscal 2016.

Results of Operations:

Fiscal Years Ended October 31, 2015 and 2014

Summary revenues and net income for the fiscal years ended October 31, 2015 (“Fiscal 2015”) and October 31, 2014 (“Fiscal 2014”) are as follows:

	Years Ended October 31,
	2015	2014	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$22,817	$22,011	$806
Residential properties	21,966	20,419	1,547
Total real estate revenues	44,783	42,430	2,353

Operating expenses:
Real estate operations	21,062	19,492	1,570
Straight line rent adjustment - bankrupt tenant	1,046	—	1,046
General and administrative	2,029	1,396	633
Depreciation	6,883	6,346	537
Total operating expenses	31,020	27,234	3,786
Operating income	13,763	15,196	(1,433)

Investment income	150	184	(34)
Acquisition costs-Regency	—	(648)	648
Financing costs	(11,001)	(11,309)	308
Income from continuing operations	2,912	3,423	(511)

Income from discontinued operations	—	7	(7)
Gain on sale of discontinued operation	—	8,734	(8,734)
Net income	2,912	12,164	(9,252)

Net income attributable to noncontrolling
interests in subsidiaries	(281)	(507)	226
Net income attributable to common equity	$2,631	$11,657	$(9,026)

Earnings per share - basic and diluted:
Continuing operations	$0.39	$0.42	$(0.03)
Discontinued operations	—	1.27	(1.27)
Net income attributable to common equity	$0.39	$1.69	$(1.30)

Weighted average shares outstanding:
Basic and diluted	6,778	6,908

Real estate revenue for Fiscal 2015 increased 5.5% to $44,783,000 compared to $42,430,000 for Fiscal 2014, inclusive of a $298,000 expense adjustment in Fiscal 2014 to write-off a straight-line rent balance related to the G-Mart early lease termination at the Westridge Square shopping center.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2015 was $2,631,000 ($0.39 per share basic and diluted), compared to $11,657,000 ($1.69 per share basic and diluted) for Fiscal 2014. Included in net income-common equity for Fiscal 2015 was a $1,046,000 provision for loss related to straight line rent receivable for Pathmark at the Patchogue, New York store as a result of the bankruptcy filing by A&P, of which Pathmark is a subsidiary (See “Results of Operations – Segment Information – Commercial Segment” for further details). Included in net income-common equity for Fiscal 2014 was the gain from the sale of the South Brunswick property amounting to $8,734,000. Also included in net income common equity for Fiscal 2014 were acquisition expenses amounting to approximately $648,000 relating to the Regency Club (“Regency”) acquisition in June 2014, and an expense adjustment of $73,000 related to the write-off of the remaining deferred lease commissions related to the G-Mart early lease termination at the Westridge Square shopping center.

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
Net income attributable to noncontrolling interests
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

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2015, as compared to Fiscal 2014:

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

Leasing: The following table reflects leasing activity at our commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2015:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	19	131,648	$16.87	$12.94	30.4%	$—	$0.41

Non-comparable leases	5	10,026	$30.16	N/A	N/A	$1.33	$1.50

Total leasing activity	24	141,674

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	1	440	$20.61	$21.22	-2.9%	$1.84	$—

Non-comparable leases	6	18,687	$29.84	N/A	N/A	$4.49	$1.16

Total leasing activity	7	19,127

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

FINANCING COSTS

	Years Ended October 31,
	2015	2014
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$10,459	$9,810
New	517	826
2nd Mortgages
Existing	—	12
Variable rate mortgages:
Construction loan-Rotunda	1,692	560
Credit line	35	107
Other	326	745
Total financing costs, gross	13,029	12,060
Amortization of mortgage costs	419	359
Total financing costs, net	13,448	12,419
Less amounts capitalized	(2,447)	(1,110)
Total financing costs expensed	$11,001	$11,309

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.1 million for Fiscal 2016 compared to $12 million for Fiscal 2015. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at October 31, 2016, FREIT had cash and cash equivalents totaling $10.9 million compared to $13.5 million at October 31, 2015. The decrease in cash for Fiscal 2016 is primarily attributable to $20.4 million in net cash used in investing activities offset by $9.7 million provided by financing activities and $8.1 million provided by operating activities.

On June 17, 2016, FREIT sold its property held at Rochelle Park, New Jersey to Lakeland Bank (as successor by merger to Pascack Community Bank) for $3.1 million, realizing a gain of approximately $0.3 million net of sales fees. This sale will result in FREIT’s loss of future annual rents of approximately $241,000, which would have increased periodically through September 2023.

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of $12.8 million. The line of credit was for a two year term ending on November 1, 2016, which was extended by the bank to February 1, 2017 while the bank completes its due diligence. FREIT expects the credit line will be extended for an additional period of 24 months. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. As of October 31, 2016, approximately $12.8 million was available under the line of credit.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of a one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The total amount outstanding for both tranches of this loan held with People’s United Bank as of October 31, 2016 was approximately $20.8 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. The interest rate swaps are considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 6 for additional information relating to the interest rate swaps.)

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 132,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of tenant improvements, was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at $1 million. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of October 31, 2016, the residential section is approximately 29% leased and the retail space is approximately 71% leased. FREIT expects the Rotunda to generate positive cash flow in the latter half of fiscal year 2017.

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. The loan is secured by the Rotunda property, which has a net book value of approximately $155,552,000 as of October 31, 2016. Through October 31, 2016, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, FREIT and Rotunda 100, LLC, who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank (See Note 9 for further information regarding this agreement.); and (b) approximately $114 million in draws on the construction line with Wells Fargo Bank (including approximately $21.1 million during Fiscal 2016), of which $19 million was used to pay off the loan from FREIT, and $95 million was used toward the construction at the Rotunda.

On November 23, 2016, Wells Fargo Bank modified the following terms and conditions of this loan: (i) the total amount that may be drawn on this loan will be decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks will no longer be required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC will provide an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and will be obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank required that the Grande Rotunda, LLC contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds Grande Rotunda, LLC made a capital call on its members – FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounted to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounted to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and had a maturity date of June 19, 2015. On June 4, 2015, the Board approved an extension of the maturity date to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr.

As of October 31, 2016, FREIT and Rotunda 100 have made their required capital call contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande Rotunda, LLC.

As at October 31, 2016, FREIT’s aggregate outstanding mortgage debt was $329.7 million, which bears a weighted average interest rate of 4.04% and an average life of approximately 4.9 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2017	2018	2019	2021	2022	2023	2024	2025	2026
($ in millions)
Mortgage "Balloon" Payments	$136.0	$5.2	$45.2	$19.1	$14.4	$34.5	$15.9	$13.9	$18.2

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2016 and 2015:

($ in Millions)	October 31, 2016	October 31, 2015

Fair Value	$331.3	$313.5

Carrying Value	$327.2	$304.8

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2016, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $7.5 million, and a 1% decrease would increase the fair value by $8 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisition additions to our real estate portfolio that will increase income and cash flow to shareholders.

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

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan from Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of

$27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 6 for additional information relating to the interest rate swap contract.)

On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 6 for additional information relating to the interest rate swap contract.)

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

Current GAAP requires FREIT to mark-to-market fixed pay interest rate swaps. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. These gains or losses will not affect FREIT’s income statement. Changes in the fair value of these swap contracts will be reported in other comprehensive income and appear in the equity section of the balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swap contracts and replacing them with like-duration funding at current market rates, something FREIT would likely never do. Periodic cash settlements of these swap contracts will be accounted for as an adjustment to interest expense.

FREIT has variable interest rate mortgages securing its Damascus Center, Regency, and Wayne PSC properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($20,868,000 at October 31, 2016) for the Damascus Center swaps, a notional amount of approximately $16,200,000 ($16,200,000 at October 31, 2016) for the Regency swap, and a notional amount of approximately $25,800,000 ($25,800,000 at October 31, 2016) for the Wayne PSC swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2016, the swap contracts for the Damascus Center and Regency properties were in the counterparties’ favor and the swap contract for the Wayne PSC property was in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized a loss of approximately $521,000 for the Damascus Center swaps and a loss of approximately $1,361,000 for the Regency swap, both of which have been included as a liability in FREIT’s consolidated balance sheet as at October 31, 2016, and a gain of approximately $91,000 for the Wayne PSC swap which has been included as an asset in FREIT’s consolidated balance sheet as at October 31, 2016. The change for these swaps (gain or loss) during such period has been included in comprehensive income. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its mortgage loan and construction contracts in place as of October 31, 2016 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$27,408	$3,720	$8,840	$7,100	$7,748
Balloon Payments	302,311	135,967	50,406	19,122	96,816
Total Long-Term Debt	329,719	139,687	59,246	26,222	104,564
Line of Credit (a)	—	—	—	—	—
Total Contractual Obligations	$329,719	$139,687	$59,246	$26,222	$104,564

(a) Represents draws on line of credit with Provident Bank.

FREIT’s annual estimated cash requirements related to interest on its mortgage loans and construction contracts in place as of October 31, 2016 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
	Total	Within One Year		2 - 3 Years	4 - 5 Years	After 5 Years

Interest on Fixed Rate Debt	$44,185	$8,845		$16,196	$10,242	$8,902
Interest on Variable Rate Debt	3,450	3,450	(a)	—	—	—
Total Interest Obligations	$47,635	$12,295		$16,196	$10,242	$8,902

(a) Estimated interest on Rotunda construction loan through maturity.

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are amortization of acquired leases, straight-line rents, acquisition expenses, FFO from discontinued operations and recurring capital improvements on FREIT’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is a superior measure of its operating performance. FREIT computes FFO and AFFO as follows:

	Years Ended October 31,
	2016	2015	2014
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$3,099	$2,912	$12,164
Depreciation of consolidated properties	7,852	6,883	6,346
Amortization of deferred leasing costs	410	260	391
Gain on sale of discontinued operations	—	—	(8,734)
Gain on sale of commercial property	(314)	—	—
Distributions to minority interests	(1,095)	(516)	(975)

FFO	$9,952	$9,539	$9,192

Per Share - Basic and Diluted	$1.47	$1.41	$1.33
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$9,952	$9,539	$9,192
Amortization of acquired leases	—	1	21
Deferred rents (Straight lining)	(608)	219	391
Straight line rent adjustment - bankrupt tenant	—	1,046	—
Acquisition expenses-Regency	—	—	648
Less: FFO from discontinued operations	—	—	(7)
Capital Improvements - Apartments	(898)	(424)	(549)
AFFO	$8,446	$10,381	$9,696

Per Share - Basic and Diluted	$1.25	$1.53	$1.40

Weighted Average Shares Outstanding:
Basic	6,783	6,778	6,908
Diluted	6,784	6,778	6,908

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

On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase which occurred in September 2014 was undertaken in connection with the termination of the pension plan. Robert S. Hekemian, Chairman and Chief Executive Officer of FREIT, and Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family were participants in the pension plan.

On February 17, 2015, FREIT announced a tender offer to purchase up to 100,000 shares of FREIT’s beneficial interest at a price of $23.00 per share. The number of shares proposed to be purchased in the tender offer represented approximately 1.5% of FREIT’s then-outstanding shares. The tender offer expired on March 20, 2015, and in connection therewith FREIT repurchased 94,302 shares of FREIT’s beneficial interest at $23.00 per share for an aggregate purchase price of $2,168,946, which it funded principally from cash and cash equivalents. FREIT’s Trustees and executive officers did not tender their shares of beneficial interest in FREIT in the tender offer. (See Note 15 for further details.)

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

On November 10, 2016, the Board approved the grant of a total of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be November 9, 2026.

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

Distributions to Shareholders

Since its inception in 1961, FREIT has elected to be treated as a REIT for federal income tax purposes. In order to qualify as a REIT, FREIT must satisfy a number of highly technical and complex operational requirements including that FREIT must distribute to its shareholders at least 90% of its REIT taxable income. FREIT anticipates making distributions to shareholders from operating cash flows. Although cash used to make distributions reduces amounts available for capital investment, FREIT generally intends to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends other than capital gains dividends, which are subject to capital gains rates. FREIT’s policy is to pass on at least 90% of its ordinary taxable income to shareholders. FREIT’s taxable income is untaxed at the trust level to the extent distributed to shareholders. FREIT’s dividends of ordinary taxable income will be taxed as ordinary income to its shareholders and FREIT’s capital gains dividends will be taxed as capital gains to its shareholders. It has been FREIT’s policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year’s net income and taxable income. For the past four (4) years, FREIT has paid an annual dividend of at least $1.20 per share. Based on the loss for the fourth quarter ended October 31, 2016 and the continuing costs required for retail tenant fit-ups and residential lease-up costs at The Rotunda property, FREIT does not expect that it will sustain the payment of dividends at the levels paid in prior years.

The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage of taxable income for those periods.

	Fiscal Years Ended October 31,
	2016	2015	2014
First Quarter	$0.30	$0.30	$0.30
Second Quarter	$0.30	$0.30	$0.30
Third Quarter	$0.30	$0.30	$0.30
Fourth Quarter	$0.30	$0.30	$0.30
Total For Year	$1.20	$1.20	$1.20

		(in thousands of dollars)						Dividends
Fiscal	Per	Total	Ordinary		Capital Gain	Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis	Income		Taxable Income
2016	$1.20	$8,152	$2,766	*	$2,569	$5,335	*	152.8%
2015	$1.20	$8,130	$4,303		$—	$4,303		188.9%
2014	$1.20	$8,276	$5,658		$50	$5,708		145.0%
*Estimated

INFLATION

Inflation can impact the financial performance of FREIT in various ways. FREIT’s commercial tenant leases normally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT. Apartment leases are normally for a one-year term, which may allow FREIT to seek increased rents as leases renew or when new tenants are obtained, subject to prevailing market conditions.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” and “Segment Information” in Item 7 above.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 42 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2016. There have been no significant changes in FREIT’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2016. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2016, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2016. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2016 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited First Real Estate Investment Trust of New Jersey and subsidiaries’ (“FREIT”) internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. FREIT’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the effectiveness of FREIT’s internal control over financial reporting based on our audit.

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

In our opinion, FREIT maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of FREIT as of and for the year ended October 31, 2016, and our report dated January 13, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ EisnerAmper LLP

New York, New York

January 13, 2017

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and “Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2017.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2017.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2017.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2017.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2017.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 13, 2017	By: /s/ Robert S. Hekemian
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

Signatures	Title	Date
/s/ Robert S. Hekemian	Chairman of the Board and Chief	January 13, 2017
Robert S. Hekemian	Executive Officer (Principal Executive Officer) and Trustee
/s/ Donald W. Barney	President, Treasurer, Chief Financial	January 13, 2017
Donald W. Barney	Officer (Principal Financial / Accounting Officer) and Trustee
/s/ Herbert C. Klein	Trustee	January 13, 2017
Herbert C. Klein
/s/ Ronald J. Artinian	Trustee	January 13, 2017
Ronald J. Artinian
/s/ Alan L. Aufzien	Trustee	January 13, 2017
Alan L. Aufzien
/s/ Robert S. Hekemian, Jr.	Trustee	January 13, 2017
Robert S. Hekemian, Jr.
/s/ David F. McBride	Trustee	January 13, 2017
David F. McBride
/s/ John A. Aiello	Trustee	January 13, 2017
John A. Aiello
/s/ Justin F. Meng	Trustee	January 13, 2017
Justin F. Meng

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and subsidiaries (“FREIT”) as of October 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended October 31, 2016. Our audits also included the financial statement schedule listed in the index at item 15(b). These financial statements and schedule are the responsibility of FREIT's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FREIT as of October 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FREIT’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 13, 2017 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

January 13, 2017

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2016	2015
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$336,770	$219,430
Construction in progress	128	101,415
Cash and cash equivalents	10,906	13,500
Tenants' security accounts	1,875	1,728
Receivables arising from straight-lining of rents, net of allowance for loss in 2015	2,725	2,604
Accounts receivable, net of allowance for doubtful accounts	1,730	2,105
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	6,559	4,555
Deferred charges, net	1,736	1,327
Interest rate swap contract	91	—
Total Assets	$367,971	$352,115

LIABILITIES AND EQUITY

Liabilities:
Mortgages and construction loan payable	$329,719	$307,899
Less unamortized debt issuance costs	2,521	3,129
Mortgages payable, net (Note 5)	327,198	304,770

Deferred trustee compensation payable	9,078	9,078
Accounts payable and accrued expenses	8,379	10,305
Dividends payable	2,022	2,018
Tenants' security deposits	2,817	2,561
Deferred revenue	1,134	1,080
Interest rate swap contracts	1,882	1,066
Total Liabilities	352,510	330,878

Commitments and contingencies (Note 8)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 77,544 and	26,713	25,860
39,350 vested share units granted to Trustees at October 31, 2016 and 2015, respectively
Treasury stock, at cost: 253,083 and 266,283 shares at October 31, 2016
and 2015, respectively	(5,273)	(5,517)
Dividends in excess of net income	(16,916)	(11,769)
Accumulated other comprehensive loss	(1,690)	(1,030)
Total Common Equity	2,834	7,544
Noncontrolling interests in subsidiaries	12,627	13,693
Total Equity	15,461	21,237
Total Liabilities and Equity	$367,971	$352,115

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2016	2015	2014
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$40,780	$38,786	$36,913
Reimbursements	5,158	5,479	5,054
Sundry income	316	518	463
Total revenue	46,254	44,783	42,430

Expenses:
Operating expenses	13,734	13,317	11,405
Straight line rent adjustment - bankrupt tenant	—	1,046	—
Management fees	2,046	2,000	1,968
Real estate taxes	8,051	7,774	7,515
Depreciation	7,852	6,883	6,346
Total expenses	31,683	31,020	27,234

Operating income	14,571	13,763	15,196

Investment income	150	150	184
Gain on sale of commercial property	314	—	—
Acquisition expenses-Regency	—	—	(648)
Interest expense including amortization
of deferred financing costs	(11,936)	(11,001)	(11,309)
Income from continuing operations	3,099	2,912	3,423

Income from discontinued operations	—	—	7
Gain on sale of discontinued operations	—	—	8,734
Net income	3,099	2,912	12,164

Net income attributable to noncontrolling
interests in subsidiaries	(94)	(281)	(507)

Net income attributable to common equity	$3,005	$2,631	$11,657

Earnings per share - basic and diluted:
Continuing operations	$0.44	$0.39	$0.42
Discontinued operations	—	—	1.27
Net income attributable to common equity	$0.44	$0.39	$1.69

Weighted average shares outstanding:
Basic	6,783	6,778	6,908
Diluted	6,784	6,778	6,908

Amounts attributable to common equity:
Income from continuing operations	$3,005	$2,631	$2,916
Income related to discontinued operations	—	—	8,741
Net income attributable to common equity	$3,005	$2,631	$11,657

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2016	2015	2014
	(In Thousands of Dollars)

Net income	$3,099	$2,912	$12,164

Other comprehensive income (loss):
Unrealized loss on interest rate swap contracts
before reclassifications	(1,346)	(2,196)	(774)
Amount reclassified from accumulated other
comprehensive loss to interest expense	621	615	309
Net unrealized loss on interest rate swap contracts	(725)	(1,581)	(465)
Comprehensive income	2,374	1,331	11,699
Net income attributable to noncontrolling interests	(94)	(281)	(507)
Other comprehensive income (loss):
Unrealized loss on interest rate swap contracts
attributable to noncontrolling interests	65	191	140

Comprehensive income attributable to noncontrolling interests	(29)	(90)	(367)

Comprehensive income attributable to common equity	$2,345	$1,241	$11,332

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2013	$24,969	$(1,135)	$(9,651)	$686	$14,869	$8,936	$23,805

Repurchase of 120,972 shares of beneficial interest		(2,213)			(2,213)		(2,213)

Stock based compensation expense	16				16		16

Distributions to noncontrolling interests					—	(975)	(975)

Net income			11,657		11,657	507	12,164

Dividends declared ($1.20 per share)			(8,276)		(8,276)		(8,276)

Net unrealized loss on interest rate swap				(326)	(326)	(140)	(466)

Additional investment by noncontrolling interest in Grande Rotunda, LLC					—	5,791	5,791

Balance at October 31, 2014	24,985	(3,348)	(6,270)	360	15,727	14,119	29,846

Repurchase of 94,302 shares of beneficial interest		(2,169)			(2,169)		(2,169)

Stock based compensation expense	94				94		94

Vested share units granted to Trustees	781				781		781

Distributions to noncontrolling interests					—	(516)	(516)

Net income			2,631		2,631	281	2,912

Dividends declared, including $29 payable in share units ($1.20 per share)			(8,130)		(8,130)		(8,130)

Net unrealized loss on interest rate swaps				(1,390)	(1,390)	(191)	(1,581)

Balance at October 31, 2015	25,860	(5,517)	(11,769)	(1,030)	7,544	13,693	21,237

Stock based compensation expense	94				94		94

Vested share units granted to Trustees	759				759		759

Stock options exercised		244			244		244

Distributions to noncontrolling interests					—	(1,095)	(1,095)

Net income			3,005		3,005	94	3,099

Dividends declared, including $76 payable in share units ($1.20 per share)			(8,152)		(8,152)		(8,152)

Net unrealized loss on interest rate swaps				(660)	(660)	(65)	(725)

Balance at October 31, 2016	$26,713	$(5,273)	$(16,916)	$(1,690)	$2,834	$12,627	$15,461

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2016		2015		2014
	(In Thousands of Dollars)
Operating activities:
Net income	$3,099		$2,912		$12,164
Adjustments to reconcile net income to net cash provided by
operating activities (including discontinued operations):
Depreciation	7,852		6,883		6,346
Amortization	952		679		750
Stock based compensation expense	94		94		16
Trustee fees and related interest paid in stock units	683		752		—
Gain on sale of commercial property	(314)		—		—
Deferred rents - straight line rent	(608)		1,265	(e)	391
Bad debt expense	196		631		26
Net amortization of acquired leases	—		1		21
Gain on sale of discontinued operations	—		—		(8,734)
Changes in operating assets and liabilities:
Tenants' security accounts	109		104		46
Accounts receivable, prepaid expenses and other assets	(793)		(1,766)		(634)
Accounts payable, accrued expenses and deferred
trustee compensation	(3,264)		392		1,812
Deferred revenue	54		95		190
Net cash provided by operating activities	8,060		12,042		12,394
Investing activities:
Proceeds from sale of commercial property	3,059		—		—
Capital improvements - existing properties	(9,927)		(4,158)		(3,770)
Construction and pre-development costs	(13,535	)(f)	(48,576	)(d)	(33,579	)(a)
Regency acquisition, net of proceeds held in escrow	—		—		(10,855	)(b)
Secured loans receivable to noncontrolling interest	—		—		(2,128)
Net cash used in investing activities	(20,403)		(52,734)		(50,332)
Financing activities:
Repayment of mortgages and construction loan	(28,314)		(4,117)		(13,260)
Repayment of credit line	—		(5,000)		(7,000)
Proceeds from mortgage loan refinancings	25,800		16,200		19,700
Proceeds from additional tranche of loan	2,320		—		—
Restricted loan proceeds held in escrow	(1,850)		—		—
Proceeds from construction loan	21,093		47,740		42,129
Proceeds from credit line	—		—		10,000
Proceeds from exercise of stock options	244		—		—
Deferred financing costs	(377)		(371)		(2,669)
Dividends paid	(8,072)		(8,129)		(10,812)
Repurchase of Company stock - Treasury shares	—		(2,169)		(2,213)
Additional investment by noncontrolling interest	—		—		5,791	(c)
Distributions to noncontrolling interests	(1,095)		(516)		(975)
Net cash provided by financing activities	9,749		43,638		40,691
Net increase (decrease) in cash and cash equivalents	(2,594)		2,946		2,753
Cash and cash equivalents, beginning of period	13,500		10,554		7,801
Cash and cash equivalents, end of period	$10,906		$13,500		$10,554

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$11,100		$11,010		$10,206
Supplemental schedule of non cash activities:
Investing activities:
Transfer from construction in progress to real estate for completion of Rotunda	$124,423		$—		$—
Proceeds from sale of discontinued operation, held in escrow applied to 1031
replacement property	$—		$—		$9,770
Accrued capital expenditures, construction costs, pre-development costs and
interest	$3,130		$8,054		$8,091
Financing activities:
Dividends declared but not paid	$2,022		$2,018		$2,046
Dividends paid in share units	$76		$29		$—

(a) Includes $3,766 that was incurred and accrued in fiscal 2013; paid in fiscal 2014.

(b) Net of $9,770 of proceeds from the sale of South Brunswick property (see Note 2).

(c) Represents $5,791 investment in Grande Rotunda, LLC, of which $2,128 was loaned to noncontrolling interest by FREIT.

(d) Includes $5,523 that was incurred and accrued in fiscal 2014; paid in fiscal 2015.

(e) Includes $1.1M straight line rent adjustment for bankrupt tenant.

(f) Includes $4,213 that was incurred and accrued in fiscal 2015; paid in fiscal 2016.

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

Recently issued accounting standards:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amended the definition of a discontinued operation. The new guidance required discontinued operation treatment for disposals of a component or group of components that represent a strategic shift that has, or will have, a major impact on an entity’s operations or financial results. The ASU was effective prospectively for all disposals that occurred in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company adopted this guidance effective with its first quarter ended January 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03, "Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU was effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company early adopted this guidance on a retrospective basis effective with its fourth quarter ended October 31, 2015. In order to comply with this new standard, unamortized debt issuance costs previously classified on the consolidated balance sheets as a deferred charge within assets was reclassified as a direct deduction from the face amount of mortgages payable within liabilities on the consolidated balance sheets. The adoption of this guidance did not have a material effect on our financial statements.

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

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized

Westwood Hills, LLC	FREIT	40%	1994
S and A Commercial Associates Limited Partnership("S and A")	FREIT	65%	2000
Wayne PSC, LLC	FREIT	40%	2002
Damascus Centre, LLC	FREIT	70%	2003
Pierre Towers, LLC	S and A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT, Corp	FREIT	100%	2007
WestFredic, LLC	FREIT	100%	2007
FREIT Regency, LLC	FREIT	100%	2014

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

Real estate development costs:

It is FREIT’s policy to capitalize pre-development costs, which generally include legal and other professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs when the project or portion thereof becomes operational, or when construction has been postponed. In the event of a postponement, capitalization of these costs will recommence once construction on the project resumes.

Depreciation:

Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2016, 2015 and 2014, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of leasing commissions which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $543,000, $419,000 and $359,000 in 2016, 2015 and 2014, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

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

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $257,000, $162,000 and $133,000 in 2016, 2015 and 2014, respectively.

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

Acquired Over Market and Below Market Value Leases and In-Place Leases:

Capitalized above-market lease values were amortized as a reduction of base rental revenue over the remaining term of the leases, and the capitalized below-market lease values were amortized as an increase to base rental revenue over the remaining terms of the leases, including renewal options. The value ascribed to leases in place was amortized over the weighted average remaining lease terms.

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

The gain from the sale of the property was classified as discontinued operations in the accompanying statement of income for the fiscal year ended October 31, 2014.

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

The following unaudited pro forma information shows the results of operations for the fiscal year ended October 31, 2014 for FREIT and its Subsidiaries as though the Regency had been acquired at the beginning of Fiscal 2014:

Year Ended October 31,
2014
(In Thousands of Dollars Except Per Share Amounts)

Revenue	$44,016

Net expenses	40,033

Income from continuing operations	3,983

Income from discontinued operations	7
Gain on sale of discontinued operation	8,734

Net income	12,724

Net income attributable to noncontrolling interests in subsidiaries	(507)

Net income attributable to common equity	$12,217

Earnings per share - basic and diluted:
Continuing operations	$0.50
Discontinued operations	1.27
Net income attributable to common equity	$1.77

Weighted average shares outstanding - basic and diluted	6,908

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

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2016	2015
		(In Thousands of Dollars)
Land		$77,744	$79,384
Unimproved land		405	405
Apartment buildings	7-40 years	190,990	104,040
Commercial buildings/shopping centers	5-40 years	158,413	120,700
Equipment/Furniture	5-15 years	1,765	3,353
		429,317	307,882
Less accumulated depreciation		92,547	88,452
Totals		$336,770	$219,430

Note 5 – Mortgages, construction loan payable and credit line:

	October 31, 2016		October 31, 2015
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Frederick, MD (A)	$22,000	$23	$22,000	$62
Rockaway, NJ (B)	17,141	138	17,596	167
Westwood, NJ (C)	20,801	197	21,355	229
Patchogue, NY (D)	5,231	25	5,243	56
Wayne, NJ (E)	18,054	70	18,378	95
River Edge, NJ (F)	10,659	122	10,852	139
Maywood, NJ (G)	8,087	99	8,234	113
Westwood, NJ (H)	21,098	135	21,545	169
Wayne, NJ (I)	25,749	332	25,038	22
Hackensack, NJ (J)	29,901	50	30,567	70
Damascus, MD (K)	20,831	427	18,938	486
Middletown, NY (L)	16,200	269	16,200	301
Total fixed rate mortgage loans	215,752	1,887	215,946	1,909
Baltimore, MD (M)	113,967	634	91,953	1,220
Line of credit - Provident Bank (N)	—	—	—	—
Total	$329,719	$2,521	$307,899	$3,129

(A)	Payable in monthly installments of interest only computed over the actual number of days in the elapsed monthly interest period at the rate of 5.55% through May 2017 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $15,671,000 as of October 31, 2016.
(B)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $16,356,000 as of October 31, 2016.
(C)	On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through January 2023 at which time the outstanding balance is due. The new mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,900,000 as of October 31, 2016.
(D)	The loan, modified effective January 31, 2013, is payable in monthly installments of $31,046 including interest at 4.5% through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional funding that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). Effective January 1, 2016, the monthly debt service payment has been reduced to interest only. This arrangement will remain in effect until the earlier of the property being re-leased, sold, the full repayment of the mortgage note, or March 1, 2018. (See Note 16 for additional information.) The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $6,717,000 as of October 31, 2016.
(E)	Payable in monthly installments of $121,100 including interest at 6.09% through September 1, 2019 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,681,000 as of October 31, 2016.
(F)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $866,000 as of October 31, 2016.
(G)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $8,500,000 payable in monthly installments of $43,605 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Maywood, New Jersey having a net book value of approximately $735,000 as of October 31, 2016.
(H)	Payable in monthly installments of $120,752 including interest of 4.62% through November 1, 2020 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $9,807,000 as of October 31, 2016.
(I)	On September 29, 2016, Wayne PSC, LLC refinanced its $24,200,000 mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25,800,000. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $25,829,000 as of October 31, 2016 including approximately $0.1 million classified as construction in progress.
(J)	Payable in monthly installments of $191,197 including interest of 5.38% until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, New Jersey having a net book value of approximately $40,042,000 as of October 31, 2016.
(K)	On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying consolidated balance sheet) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. (See Note 6 for additional information relating to the interest rate swaps.) The shopping center securing the loan has a net book value of approximately $28,143,000 as of October 31, 2016.
(L)	On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $20,102,000 as of October 31, 2016.
(M)	The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. The loan is secured by the Rotunda property, which has a net book value of approximately $155,552,000 as of October 31, 2016. As of October 31, 2016, approximately $114 million of this loan was drawn down (including approximately $21.1 million during Fiscal 2016), of which $19 million was used to pay off the loan from FREIT, and $95 million was used toward the construction at the Rotunda.

On November 23, 2016, Wells Fargo Bank modified the following terms and conditions of this loan: (i) the total amount that may be drawn on this loan will be decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks will no longer be required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC will provide an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and will be obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR.
(N)	Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of $12.8 million. The line of credit was for a two year term ending on November 1, 2016, which was extended by the bank to February 1, 2017 while the bank completes its due diligence. FREIT expects the credit line will be extended for an additional period of 24 months. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. The Palisades Manor and the Grandview Apartment properties had been part of the collateral for the line of credit prior to FREIT’s sales of these properties in April 2013 and August 2013, respectively. Provident Bank released these properties as collateral for the credit line in connection with these dispositions, and as a result, the credit line was reduced from $18 million to approximately $13 million as of July 2013. The $5 million that was outstanding as of October 31, 2014, was repaid to the bank in January 2015 from the proceeds of a $16.2 million mortgage loan from the Provident Bank. As of October 31, 2016 and 2015, approximately $12.8 million was available under the line of credit and no amount was outstanding.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2016.

Fair Value of Long-Term Debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2016 and 2015:

	October 31,	October 31,
($ in Millions)	2016	2015
Fair Value	$331.3	$313.5

Carrying Value	$327.2	$304.8

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2016 are as follows:

Year Ending October 31,	Amount
2017	$139,687	(a)
2018	$9,751
2019	$49,495
2020	$3,750
2021	$22,472
(a)	Includes approximately $114 million relating to the Rotunda construction loan due October 2017. (See Note 5(M).)

Note 6 - Interest rate swap contracts:

On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At October 31, 2016, the total amount outstanding on this loan was approximately $25.7 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At October 31, 2016, the derivative financial instrument has a notional amount of approximately $25.8 million and a current maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of October 31, 2016 was approximately $20.8 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At October 31, 2016, the derivative financial instrument has a notional amount of approximately $20.9 million and a current maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At October 31, 2016, the total amount outstanding on this loan was $16.2 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At October 31, 2016, the derivative financial instrument has a notional amount of approximately $16.2 million and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, and Wayne PSC, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $521,000 for the Damascus Center swaps, $1,361,000 for the Regency swap and an asset of $91,000 for the Wayne PSC swap as of October 31, 2016. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015. For the year ended October 31, 2014, FREIT recorded an unrealized loss of $465,000 for the Damascus Center swap in comprehensive income representing the change in fair value of the swap during such period and a corresponding asset of $515,000 as of October 31, 2014. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 - Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development were capitalized and included in the cost of the project. Interest capitalized during the year ended October 31, 2016, 2015 and 2014, amounted to approximately $2,611,000, $2,447,000 and $1,110,000, respectively. Capitalization of interest ceased upon substantial completion of the project which occurred as of the end of the third quarter of Fiscal 2016.

Note 8 - Commitments and contingencies:

Leases:

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $155.5 million at October 31, 2016 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2016 is as follows:

Year Ending October 31,	Amount
2017	$17,228
2018	15,713
2019	14,087
2020	12,795
2021	10,720
Thereafter	54,936
Total	$125,479

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2016 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

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

Letters of credit:

In connection with the renovation and expansion at the Rotunda, performance letters of credit totaling approximately $1 million were issued to guarantee the completion of off-site improvements.

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

The Management Agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,930,000, $1,899,000, and $1,866,000 in Fiscal 2016, 2015 and 2014, respectively. In addition, the Management Agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $577,000, $465,000 and $673,000 in Fiscal 2016, 2015 and 2014, respectively. Fees for Fiscal 2014 include $396,000 in leasing commissions paid to Hekemian relative to the Safeway lease at the Damascus shopping center. Total Hekemian management fees outstanding at October 31, 2016 and 2015 were $181,000 and $163,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $164,000, $166,000 and $133,000 in Fiscal 2016, 2015 and 2014, respectively.

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

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank required that Grande Rotunda, LLC contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds, Grande Rotunda, LLC made a capital call on its members – FREIT and Rotunda 100. FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. As of October 31, 2016, FREIT and Rotunda 100 have made their required capital call contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande Rotunda, LLC.

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

The aggregate outstanding principal balance of the notes at October 31, 2016 and 2015 was $5,451,000. The accrued but unpaid interest related to these notes for Fiscal 2016 and Fiscal 2015 amounted to approximately $886,000 and $732,000, respectively, and is included in accounts receivable on the accompanying consolidated balance sheets.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provides for Resources to receive a fee equal to 6.375% of the development costs as defined, less the amount of $3 million previously paid to Hekemian for the Rotunda project. In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project (the $900,000 is included in accounts payable on consolidated balance sheets at October 31, 2016 and 2015). Such fees incurred to Hekemian and Resources during Fiscal 2016, 2015 and 2014 were $443,000, $1,546,000 and $1,998,000, respectively. Fees incurred in Fiscal 2016 and Fiscal 2015 relate to the Rotunda development project. Included within the $2.0 million in fees for Fiscal 2014 are: (a) development fees of approximately $1 million paid to Resources, relating to the Rotunda development project, and (b) commissions of $880,000 relating to the sale of the South Brunswick land and the subsequent acquisition of the Regency apartment complex. All such fees, except for those related to sale of property and acquisition of the Regency apartment complex, were capitalized.

Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Robert S. Hekemian, Jr., a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for Fiscal 2016, 2015 and 2014 was approximately $532,000, $538,000 and $642,000, respectively, for Robert S. Hekemian, and $65,000, $65,000 and $46,000, respectively, for Robert S. Hekemian, Jr.

Note 10 - Income taxes:

FREIT distributed 100% of its ordinary taxable income for each of the fiscal years ended October 31, 2016, 2015 and 2014 to shareholders as dividends. FREIT distributed 100% of the capital gain in Fiscal 2016 from the sale of the property in Rochelle Park, New Jersey (See Note 17) to its shareholders as dividends. Accordingly, no provision for federal or state income taxes related to such taxable income was recorded in FREIT’s financial statements. Of the $1.20 per share dividend paid to shareholders for Fiscal 2016 approximately 51% was treated as ordinary income, 32% was treated as capital gain (resulting from a lower tax basis than financial statement basis on the sale of the Rochelle Park, New Jersey property) and 17% was treated as return of capital to shareholders. As described in Note 2, FREIT completed a like-kind exchange with respect to the sale of the South Brunswick, New Jersey property, which was sold on December 20, 2013 at a gain of approximately $8.7 million. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s financial statements. The tax basis of Regency, which was the replacement property in the like-kind exchange, is approximately $8 million lower than the acquisition cost of approximately $20.6 million recorded for financial reporting purposes.

As of October 31, 2016, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2013 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 11- Equity incentive plan:

On September 10, 1998, the Board approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's shareholders on April 7, 1999, whereby up to 920,000 of FREIT's shares of beneficial interest (adjusted for stock splits) may be granted to key personnel in the form of stock options, restricted share awards and other share-

based awards. In connection therewith, the Board approved an increase of 920,000 shares in FREIT's number of authorized shares of beneficial interest. Key personnel eligible for these awards include trustees, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The Board will determine the actual terms of each award.

On April 4, 2007, FREIT shareholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. As of October 31, 2016, 222,920 shares are available for issuance under the Plan.

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under the Plan to certain FREIT executive officers, the members of the Board and certain employees of Hekemian & Co., Inc., FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be September 3, 2024.

The following table summarizes stock option activity for Fiscal 2016:

	Year Ended October 31,
	2016
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	243,900	$18.45
Options exercised during period	(13,200)	$18.45
Options forfeited/cancelled during period	(820)	$18.45
Options outstanding end of period	229,880	$18.45
Options vested and expected to vest	225,420
Options exercisable at end of period	84,080

The estimated fair value of options granted during Fiscal 2014 was $1.91 per option. Such value was estimated on the grant date using a binomial lattice option pricing model using the following assumptions:

•	Expected volatility – 30.50%
•	Risk-free interest rate – 2.50%
•	Imputed option life – 6.81 years
•	Expected dividend yield – 6.60%

The expected volatility over the options’ expected life was based on the historical volatility of the weekly closing price of the Company’s stock over a five (5) year period. The risk-free interest rate was based on the annual yield on the grant date of a zero-coupon U.S. Treasury Bond the maturity of which equals the option’s expected life. The imputed option life was based on the simplified expected term calculation permitted by the SEC, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The expected dividend yield was based on the Company’s historical dividend yield, exclusive of capital gain dividends.

For Fiscal 2016, 2015 and 2014, compensation expense related to stock options granted amounted to $94,000, $94,000 and $16,000, respectively. At October 31, 2016, there was approximately $266,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining vesting period.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at October 31, 2016 was $473,382 and $176,568, respectively.

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

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the year ended October 31, 2016 were deferred under the Deferred Fee Plan except for the fees payable to two Trustees, who elected to receive such fees in cash. All fees payable to Trustees for the year ended October 31, 2015 were deferred under the Deferred Fee Plan. As a result of the amendment to the Deferred Fee Plan described above, for the year ended October 31, 2016 and 2015, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $759,100 and $781,200, respectively, which have been paid through the issuance of 38,194 and 39,350, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the year ended October 31, 2016 and 2015, FREIT has charged as expense approximately $683,100 and $752,200 of the aggregate amounts of deferred Trustee fees and related interest and dividends for these periods, respectively, representing Trustee fees and interest to expense and the balance of approximately $76,000 and $29,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2016 and 2015, approximately $5,224,000 of fees have been deferred together with accrued interest of approximately $3,854,000 for each fiscal year ended.

Note 13- Dividends and earnings per share:

FREIT declared dividends of approximately $8,152,000 ($1.20 per share), $8,130,000 ($1.20 per share) and $8,276,000 ($1.20 per share) to shareholders of record during Fiscal 2016, 2015 and 2014.

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

For Fiscal 2016, the outstanding stock options increased the average dilutive shares outstanding by approximately 1,627 shares with no impact on earnings per share. For Fiscal 2015 and 2014, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share.

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

During the fiscal year ended October 31, 2016, the commercial segment is comprised of nine (9) properties after giving effect to the sale of a property on June 17, 2016 (See Note 17). The commercial segment is comprised of ten (10) properties during the fiscal years ended October 31, 2015 and 2014. The residential segment is comprised of eight (8) properties during the fiscal year ended October 31, 2016, which includes the 379-unit apartment complex constructed as part of the redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016. The residential segment is comprised of seven (7) properties during the fiscal years ended October 31, 2015 and 2014.

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

Continuing real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2016. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2016	2015	2014
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$22,694	$23,037	$22,424
Residential	22,952	21,966	20,419
Total real estate rental revenue	45,646	45,003	42,843

Real estate operating expenses:
Commercial	10,661	10,436	9,663
Residential	11,136	10,626	9,757
Total real estate operating expenses	21,797	21,062	19,420

Net operating income:
Commercial	12,033	12,601	12,761
Residential	11,816	11,340	10,662
Total net operating income	$23,849	$23,941	$23,423

Recurring capital improvements - residential	$(898)	$(424)	$(549)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$23,849	$23,941	$23,423
Gain on sale of commercial property	314	—	—
Deferred rents - straight lining	608	(219)	(93)
Amortization of acquired leases	—	(1)	(21)
Investment income	150	150	184
General and administrative expenses	(2,034)	(2,029)	(1,396)
Straight line rent adjustment - bankrupt tenant	—	(1,046)	—
G-Mart lease termination expenses	—	—	(371)
Acquisition costs-Regency	—	—	(648)
Depreciation	(7,852)	(6,883)	(6,346)
Financing costs	(11,936)	(11,001)	(11,309)
Income from continuing operations	3,099	2,912	3,423
Income from discontinued operations	—	—	7
Gain on sale of discontinued operation	—	—	8,734
Net income	3,099	2,912	12,164
Net income attributable to noncontrolling interests	(94)	(281)	(507)
Net income attributable to common equity	$3,005	$2,631	$11,657

Note 15- Share repurchases:

On December 4, 2013, the Board authorized the repurchase of up to 24,400 FREIT shares. On December 17, 2013, FREIT repurchased 20,400 shares in a privately-negotiated transaction with an unaffiliated party for an aggregate purchase price of $357,000, or $17.50 per share.

On September 4, 2014, the Board authorized the repurchase of 100,572 FREIT shares held by the pension plan of Hekemian & Co., Inc., FREIT’s managing agent, for an aggregate cash purchase of $1,855,553 or $18.45 per share, which was the closing price of FREIT shares on September 3, 2014. The repurchase which occurred in September 2014 was undertaken in connection with the termination of the pension plan. Robert S. Hekemian, Chairman and

Chief Executive Officer of FREIT, and Robert S. Hekemian, Jr., a Trustee of FREIT, and members of their family were participants in the pension plan.

On February 17, 2015, FREIT announced a tender offer to purchase up to 100,000 shares of FREIT’s beneficial interest at a price of $23.00 per share. The number of shares proposed to be purchased in the tender offer represented approximately 1.5% of FREIT’s then-outstanding shares. The tender offer expired on March 20, 2015, and in connection therewith FREIT repurchased 94,302 shares of FREIT’s beneficial interest at $23.00 per share for an aggregate purchase price of $2,168,946, which it funded principally from cash and cash equivalents. FREIT’s Trustees and executive officers did not tender their shares of beneficial interest in FREIT in the tender offer.

Note 16- Pathmark Stores, Inc. bankruptcy filing

On July 19, 2015, A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. A&P announced its intention to sell its assets and wind up its affairs. FREIT owns a 63,932 square foot store in Patchogue, New York with a carrying value of approximately $6.7 million as at October 31, 2016 that was leased to Pathmark, a subsidiary of A&P, and operated as a Pathmark Super Store. This lease was rejected by A&P as of December 31, 2015.

In accordance with GAAP, FREIT accounted for rental income from the store using the straight line method and accrued rent evenly over the lease term after taking into account scheduled future rent increases, with excess rent accrued over amounts received accounted for as a receivable on the consolidated balance sheets. At October 31, 2015, approximately $1,046,000 remained as a straight line rent receivable. FREIT recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision had no impact on cash flow but did have an impact on funds from operations. As a result of the lease having been rejected, FREIT is losing annual rents of approximately $1.4 million until the store is re-leased. FREIT has assessed the real estate for impairment and determined that no impairment exists at October 31, 2016. FREIT is exploring various options for this property.

Note 17- Sale of property

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

Note 18- Subsequent event

On November 10, 2016, the Board approved the grant of a total of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be November 9, 2026.

Note 19- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2016 and 2015 (in thousands, except per share amounts):

2016:	Quarter Ended					Year Ended
	January 31,	April 30,	July 31,		October 31,	October 31,

Revenue	$11,424	$11,064	$11,590		$12,176	$46,254
Expenses	10,381	10,130	10,133	(a)	12,511	43,155
Net income (loss)	1,043	934	1,457		(335)	3,099

Net (income) loss attributable to noncontrolling interests in subsidiaries	(41)	(125)	(211)		283	(94)
Net income (loss) attributable to common equity	$1,002	$809	$1,246		$(52)	$3,005

Earnings (loss) per share - basic and diluted	$0.15	$0.12	$0.18	(a)	$(0.01)	$0.44
Dividends declared per share	$0.30	$0.30	$0.30		$0.30	$1.20

2015:	Quarter Ended					Year Ended
	January 31,	April 30,	July 31,	October 31,		October 31,

Revenue	$11,280	$11,252	$11,143	$11,108		$44,783
Expenses	9,967	10,791	10,086	11,027	(b)	41,871
Net income	1,313	461	1,057	81		2,912

Net (income) loss attributable to noncontrolling interests in subsidiaries	(265)	71	(89)	2		(281)
Net income attributable to common equity	$1,048	$532	$968	$83		$2,631

Earnings per share - basic and diluted	$0.15	$0.08	$0.14	$0.02	(b)	$0.39
Dividends declared per share	$0.30	$0.30	$0.30	$0.30		$1.20

(a) Includes $0.3M gain on sale of commercial property in Rochelle Park, New Jersey which was sold on June 17, 2016 ($0.05 per share)

(b) Includes $1.1M provision for loss related to straight line rent receivable for Pathmark at the Patchogue, New York store, as a result of the bankruptcy filing of A&P, of which Pathmark is a subsidiary ($0.15 per share)

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2016

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Hammel Gardens, Maywood, NJ	$8,087	$312	$728	$—	$1,276		$312	$2,004	$2,316	$1,581	1949	1972	7-40 years
Steuben Arms, River Edge, NJ	10,659	364	1,773	—	1,453		364	3,226	3,590	2,724	1966	1975	7-40 years
Berdan Court, Wayne, NJ	18,054	250	2,206	—	4,302		250	6,508	6,758	5,077	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	21,098	3,849	11,546	—	2,397		3,849	13,943	17,792	7,985	1965-70	1994	7-39 years
Pierre Towers, Hackensack, NJ	29,901	8,390	37,486	19	8,994		8,409	46,480	54,889	14,847	1970	2004	7-40 years
Boulders - Rockaway, NJ	17,141	1,632	—	3,386	15,756		5,018	15,756	20,774	4,469	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	16,200	2,833	17,792	—	578		2,833	18,370	21,203	1,101	2003	2014	7-40 years
Icon - Baltimore, MD	67,126	5,871	—	—	86,441		5,871	86,441	92,312	541	2016	2005	7-40 years

Commercial Properties:
Damascus Shopping Center,
Damascus, MD	20,831	2,950	6,987	6,296	17,197		9,246	24,184	33,430	5,287	1960's	2003	5-39.5 years
Franklin Crossing, Franklin Lakes, NJ	—	29	—	3,382	7,409		3,411	7,409	10,820	3,628	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	—	12	36	—	230		12	266	278	154	1940	1962	5-25 years
Building formerly occupied by supermarket
Patchogue, NY	5,231	2,128	8,818	—	(8)		2,128	8,810	10,938	4,221	1997	1997	15-39.5 years
Westridge Square S/C, Frederick, MD	22,000	9,135	19,159	(1)	4,366		9,134	23,525	32,659	16,988	1986	1992	5-31.5 years
Westwood Plaza, Westwood, NJ	20,801	6,889	6,416	—	2,547		6,889	8,963	15,852	7,952	1981	1988	5-31.5 years
Preakness S/C, Wayne, NJ	25,749	9,280	24,217	—	1,723		9,280	25,940	35,220	9,678	1955/89/00	2002	5-39.5 years
The Rotunda, Baltimore, MD	46,841	10,392	14,634	232	44,837		10,624	59,471	70,095	6,314	1920/2016	2005	5-40 years

Land Leased:
Rockaway, NJ	—	114	—	—	—		114	—	114	—		1963/1964
Vacant Land:				`
Franklin Lakes, NJ	—	224	—	(156)	—		68	—	68	—		1966/93
Wayne, NJ	—	286	—	—	—		286	—	286	—		2002
Rockaway, NJ	—	51	—	—	—		51	—	51	—		1963/1964
	$329,719	$64,991	$151,798	$13,158	$199,498	$—	$78,149	$351,296	$429,445	$92,547

(1)	Total cost for each property is the same for federal income tax purposes, with the exception of Pierre Towers, Preakness S/C, the Regency Club and the Rotunda properties (Icon and The Rotunda) whose cost for federal income tax purposes is approximately $42.5 million, $35.1 million, $13.1 million and $159.5 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2016	2015	2014

Real estate:
Balance, Beginning of year	$409,297	$354,032	$292,769

Additions:
Buildings and improvements	26,206	55,265	62,340

Disposal:
Buildings and improvements	(3,513)	—	—

Sale of commercial property	(2,545)	—	—

Sale of discontinued operation	—	—	(1,077)

Balance, end of year	$429,445	$409,297	$354,032

Accumulated depreciation:
Balance, beginning of year	$88,452	$81,569	$75,226

Additions - Charged to operating expenses	7,852	6,883	6,346

Disposal - Buildings and improvements	(3,466)	—	—

Sale of commercial property	(291)	—	—

Sale of discontinued operation	—	—	—

Adjustments	—	—	(3)

Balance, end of year	$92,547	$88,452	$81,569

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Declaration of Trust of FREIT. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
3.2	Amendment to Amended and Restated Declaration of Trust, dated May 31, 1994. (Incorporated by reference to Exhibit 3.2 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.3	Amendment to Amended and Restated Declaration of Trust, dated September 10, 1998. (Incorporated by reference to Exhibit 3.3 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.4	Amendment to Amended and Restated Declaration of Trust, dated January 21, 2004. (Incorporated by reference to Exhibit 3.4 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.5	Amendment to Amended and Restated Declaration of Trust, dated May 15, 2007. (Incorporated by reference to Exhibit 3.5 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.6	Amendment to Amended and Restated Declaration of Trust, dated March 4, 2008. (Incorporated by reference to Exhibit 3.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.7	Amendment to Amended and Restated Declaration of Trust, dated December 4, 2013. (Incorporated by reference to Exhibit 3.7 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT. (Incorporated by reference to Exhibit 4 to FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998)
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3 and 10.4, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)

10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101	The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.