Form 10-Q
period 2017-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2017-03-10
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2017

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

Yes ☐  No ☒

As of March 10, 2017, the number of shares of beneficial interest outstanding was 6,740,069.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2017	2016
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$336,841	$336,770
Construction in progress	128	128
Cash and cash equivalents	6,654	10,906
Tenants' security accounts	1,858	1,875
Receivables arising from straight-lining of rents	2,863	2,725
Accounts receivable, net of allowance for doubtful accounts	1,837	1,730
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	6,998	6,559
Deferred charges, net	1,786	1,736
Interest rate swap contracts	1,593	91
Total Assets	$366,009	$367,971

LIABILITIES AND EQUITY

Liabilities:
Mortgages and construction loan payable	$330,080	$329,719
Less unamortized debt issuance costs	2,295	2,521
Mortgages payable, net	327,785	327,198

Due to affiliate	1,329	—
Deferred trustee compensation payable	9,078	9,078
Accounts payable and accrued expenses	5,499	8,379
Dividends payable	1,011	2,022
Tenants' security deposits	2,808	2,817
Deferred revenue	930	1,134
Interest rate swap contracts	538	1,882
Total Liabilities	348,978	352,510

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 87,602	26,955	26,713
and 77,544 vested share units granted to trustees at January 31, 2017 and October 31, 2016, respectively
Treasury stock, at cost: 253,083 shares at January 31, 2017
and October 31, 2016	(5,273)	(5,273)
Dividends in excess of net income	(17,877)	(16,916)
Accumulated other comprehensive income (loss)	164	(1,690)
Total Common Equity	3,969	2,834
Noncontrolling interests in subsidiaries	13,062	12,627
Total Equity	17,031	15,461
Total Liabilities and Equity	$366,009	$367,971

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Unaudited)

	Three Months Ended January 31,
	2017	2016
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$10,861	$9,830
Reimbursements	1,366	1,522
Sundry income	372	72
Total revenue	12,599	11,424

Expenses:
Operating expenses	3,968	3,522
Management fees	563	484
Real estate taxes	2,062	1,965
Depreciation	2,530	1,720
Total expenses	9,123	7,691

Operating income	3,476	3,733

Investment income	46	39
Interest expense including amortization
of deferred financing costs	(3,866)	(2,729)
Net income (loss)	(344)	1,043

Net (income) loss attributable to noncontrolling
interests in subsidiaries	407	(41)

Net income attributable to common equity	$63	$1,002

Earnings per share - basic and diluted	$0.01	$0.15

Weighted average shares outstanding:
Basic	6,818	6,766
Diluted	6,835	6,766

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Unaudited)

	Three Months Ended January 31,
	2017	2016
	(In Thousands of Dollars)

Net income (loss)	$(344)	$1,043

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts
before reclassifications	2,661	(859)
Amount reclassified from accumulated other
comprehensive income (loss) to interest expense	185	161
Net unrealized gain (loss) on interest rate swap contracts	2,846	(698)
Comprehensive income	2,502	345
Net (income) loss attributable to noncontrolling interests	407	(41)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contract
attributable to noncontrolling interests	(992)	100
Comprehensive income (loss) attributable to noncontrolling interests	(585)	59
Comprehensive income attributable to common equity	$1,917	$404

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2017

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2016	$26,713	$(5,273)	$(16,916)	$(1,690)	$2,834	$12,627	$15,461

Stock based compensation expense	31				31		31

Vested share units granted to Trustees	211				211		211

Distributions to noncontrolling interests					—	(150)	(150)

Net income (loss)			63		63	(407)	(344)

Dividends declared, including $13 payable in share units ($0.15 per share)			(1,024)		(1,024)		(1,024)

Net unrealized gain on interest rate swaps				1,854	1,854	992	2,846

Balance at January 31, 2017	$26,955	$(5,273)	$(17,877)	$164	$3,969	$13,062	$17,031

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
	(In Thousands of Dollars)
Operating activities:
Net income (loss)	$(344)	$1,043
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,530	1,720
Amortization	386	171
Stock based compensation expense	31	24
Trustee fees and related interest paid in stock units	198	167
Deferred rents - straight line rent	(138)	23
Bad debt expense	61	92
Changes in operating assets and liabilities:
Tenants' security accounts	8	54
Accounts receivable, prepaid expenses and other assets	337	879
Accounts payable, accrued expenses and deferred
trustee compensation	(1,256)	(279)
Deferred revenue	(204)	(130)
Net cash provided by operating activities	1,609	3,764
Investing activities:
Capital improvements - existing properties	(4,225)	(604)
Construction and pre-development costs	—	(8,538)
Net cash used in investing activities	(4,225)	(9,142)
Financing activities:
Repayment of mortgages and construction loan	(988)	(1,032)
Advance funding for construction loan interest reserve	(1,096)	—
Proceeds from construction loan	1,349	8,231
Deferred financing costs	(58)	(5)
Dividends paid	(2,022)	(2,018)
Due to affiliate	1,329	—
Distributions to noncontrolling interests	(150)	(150)
Net cash provided by (used in) financing activities	(1,636)	5,026
Net decrease in cash and cash equivalents	(4,252)	(352)
Cash and cash equivalents, beginning of period	10,906	13,500
Cash and cash equivalents, end of period	$6,654	$13,148

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$3,491	$2,745
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs,
pre-development costs and interest	$325	$2,273
Financing activities:
Dividends declared but not paid	$1,011	$2,018
Dividends paid in share units	$13	$15

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

The consolidated results of operations for the three-month period ended January 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2016 of First Real Estate Investment Trust of New Jersey (“FREIT”).

Note 2 –Recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. The standard may be adopted as early as the original effective date but early adoption prior to that date is not permitted. ASU No. 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Based on the nature of FREIT’s operations and sources of revenue, FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. Given that this standard has minimal impact on real estate operating lessors, FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 13) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2017, the outstanding stock options increased the average dilutive shares outstanding by approximately 17,000 shares with no impact on earnings per share. For the three months ended January 31, 2016, the outstanding stock options were anti-dilutive with no impact on earnings per share.

Note 4 - Interest rate swap contracts:

On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.6 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At January 31, 2017, the total amount outstanding on this loan was approximately $25.6 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At January 31, 2017, the derivative financial instrument has a notional amount of approximately $25.6 million and a current maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank

Index

as of January 31, 2017 was approximately $20.7 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At January 31, 2017, the derivative financial instrument has a notional amount of approximately $20.8 million and a current maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At January 31, 2017, the total amount outstanding on this loan was $16.2 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At January 31, 2017, the derivative financial instrument has a notional amount of approximately $16.2 million and a current maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, and Wayne PSC, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the three months ended January 31, 2017, FREIT recorded an unrealized gain of $2,846,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding asset of approximately $1,377,000 for the Wayne PSC swap and $216,000 for the Damascus Centre swaps and a corresponding liability of approximately $538,000 for the Regency swap as of January 31, 2017. For the three months ended January 31, 2016, FREIT recorded an unrealized loss of $698,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of approximately $1,311,000 for the Regency swap and $453,000 for the Damascus Centre swap as of January 31, 2016. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of $521,000 for the Damascus Centre swaps and $1,361,000 for the Regency swap and a corresponding asset of $91,000 for the Wayne PSC swap as of October 31, 2016. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Note 6 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development were capitalized and included in the cost of the project. Capitalization of interest ceased upon substantial completion of the project which occurred as of the end of the third quarter of Fiscal 2016. There was no interest capitalized in Fiscal 2017. Interest capitalized during the three months ended January 31, 2016 amounted to approximately $811,000.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $521,000 and $458,000, for the three-month periods ended January 31, 2017 and 2016, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $198,000 and $152,000, for the three months ended January 31, 2017 and 2016, respectively. The management agreement expires on October 31, 2017, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $22,000 and $49,000 for three months ended January 31, 2017 and 2016, respectively.

Index

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Grande Rotunda, LLC and Hekemian Development Resources, LLC, a wholly-owned subsidiary of Hekemian (“Resources”), entered into an agency agreement pursuant to which Resources is to provide development services in connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC. Such fees incurred to Hekemian and Resources during the three months ended January 31, 2017 and 2016 pursuant to such agreement were approximately $0 and $270,000, respectively. Such fees were capitalized and included in the cost of the project.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three months ended January 31, 2017 and 2016 was approximately $138,000 and $128,000, respectively, for Mr. Robert S. Hekemian, and $17,000 and $17,000, respectively, for Mr. Robert S. Hekemian, Jr. (See Note 13).

Rotunda 100, LLC and Damascus 100, LLC own the minority interests in Grande Rotunda, LLC and Damascus Centre, LLC, respectively. Rotunda 100, LLC owns a 40% equity interest in Grande Rotunda, LLC and Damascus 100, LLC owns a 30% equity interest in Damascus Centre, LLC, and FREIT owns a 60% equity interest in Grande Rotunda, LLC and a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances, which amounted to $5,451,000 at both January 31, 2017 and October 31, 2016, were in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property.

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs. As of January 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $1.3 million which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheet.

Note 8 – Mortgage financings

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the major redevelopment and expansion project at the Rotunda. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. As of January 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of January 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625%

Index

over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on its 40% membership interest in Wayne PSC, LLC.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The total amount outstanding for both tranches of this loan held with People’s United Bank as of January 31, 2017 was approximately $20.7 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan.

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2017 and October 31, 2016:

($ in Millions)	January 31, 2017	October 31, 2016

Fair Value	$327.0	$331.3

Carrying Value	$327.8	$327.2

Fair values are estimated based on market interest rates at January 31, 2017 and October 31, 2016 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 10 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of nine (9) properties after giving effect to the sale of a property on June 17, 2016 (See Note 5), and the residential segment is comprised of eight (8) properties.

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees (“Board”).

FREIT assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes: deferred rents (straight lining), depreciation, financing costs and other items. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the three-month periods ended January 31, 2017 and 2016. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2017	2016
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$6,074	$5,925
Residential	6,387	5,522
Total real estate rental revenue	12,461	11,447

Real estate operating expenses:
Commercial	2,885	2,799
Residential	3,184	2,701
Total real estate operating expenses	6,069	5,500

Net operating income:
Commercial	3,189	3,126
Residential	3,203	2,821
Total net operating income	$6,392	$5,947

Recurring capital improvements - residential	$(553)	$(314)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$6,392	$5,947
Deferred rents - straight lining	138	(23)
Investment income	46	39
General and administrative expenses	(524)	(471)
Depreciation	(2,530)	(1,720)
Financing costs	(3,866)	(2,729)
Net income (loss)	(344)	1,043
Net (income) loss attributable to noncontrolling interests in subsidiaries	407	(41)
Net income attributable to common equity	$63	$1,002

Note 11 – Income taxes:

For the fiscal year ended October 31, 2016, FREIT distributed 100% of its ordinary taxable income and 100% of its capital gain from the sale of property in Rochelle Park, New Jersey (See Note 5) to its shareholders as dividends. FREIT intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2017. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s financial statements.

As of January 31, 2017, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2013 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 12 – Stock option plan:

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan (“Plan”) to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian, FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be September 3, 2024.

On November 10, 2016, the Board approved the grant of a total of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be November 9, 2026.

Index

The following table summarizes stock option activity for the three-month period ended January 31, 2017:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	229,880	$18.45
Options granted during period	38,000	21.00
Options forfeited/cancelled during period	(60)	18.45
Options outstanding end of period	267,820	$18.81
Options vested and expected to vest	262,280
Options exercisable at end of period	84,080

The estimated fair value of options granted during Fiscal 2017 was $3.54 per option. Such value was estimated on the grant date using a binomial lattice option pricing model using the following assumptions:

•	Expected volatility – 30.30%
•	Risk-free interest rate – 2.23%
•	Imputed option life – 6.3 years
•	Expected dividend yield – 4.66%

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

For the three-month periods ended January 31, 2017 and 2016, compensation expense related to stock options granted amounted to approximately $31,000 and $24,000, respectively. At January 31, 2017, there was approximately $371,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining vesting period.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at January 31, 2017 was approximately $605,000 and $224,000, respectively.

Note 13 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the three-month period ended January 31, 2017 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. All fees payable to Trustees for the three-month period ended January 31, 2016 were deferred under the Deferred Fee Plan except for the fees payable to two Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the three-month periods ended January 31, 2017 and 2016, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $211,400 and $182,200, respectively, which have been paid through the issuance of 10,058 and 10,334, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the three-month periods ended January 31, 2017 and 2016, FREIT has charged as expense approximately $198,400 and $167,500 of the aggregate amounts of deferred Trustee fees and related interest and dividends for these periods, respectively, representing Trustee fees and interest to expense and the balance of approximately $13,000 and $14,700, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

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

The economic and financial environment: The U.S. economy grew at an annualized rate of approximately 1.9% in the fourth quarter of calendar 2016. Employment remained healthy and real income grew at a solid pace further driving the Federal Reserve to increase lending rates for the first time in over a year. If the U.S. economy continues to improve, the Federal Reserve may increase lending rates again which may affect refinancing of mortgages coming due in the short term.

Residential Properties: FREIT has aggressively increased rental rates. As a result, FREIT’s rental rates continue to show year-over-year increases. FREIT expects increases in rental rates to taper; however, the increased rental rates that are in place should positively impact future revenues.

Commercial Properties: Retail sales trends continue to show improvement with real consumption growth expected to rebound further in calendar 2017.

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and with the exception of tenant improvements was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at less than $1 million. As of January 31, 2017, the residential section is approximately 40% leased and the retail space is approximately 71% leased. FREIT expects the Rotunda’s operations to stabilize in late 2018 to early 2019.

Debt Financing Availability: Financing for development projects has been available to FREIT and its affiliates. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to

Index

$1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. As of January 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of January 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on its 40% membership interest in Wayne PSC, LLC.

On April 22, 2016, People’s United Bank agreed to a take-down of the second tranche of its loan with Damascus, Centre, LLC in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.53% over the term of the second tranche of this loan.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, have been applied consistently as at January 31, 2017, and for the three months ended January 31, 2017 and 2016. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Real Estate Development Costs: It is FREIT’s policy to capitalize pre-development costs, which generally include legal and professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT ceases capitalization of these costs when the project or portion thereof becomes operational, or when construction has been postponed. In the event of postponement, capitalization of these costs will recommence once construction on the project resumes.

See Note 2 to the condensed consolidated financial statements for recently issued accounting standards.

Index

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2017 (“Current Quarter”) increased 10.3% to $12,599,000, compared to $11,424,000 for the three months ended January 31, 2016 (“Prior Quarter”). Net income attributable to common equity (“net income-common equity”) for the Current Quarter was $63,000 ($0.01 per share basic and diluted), compared to $1,002,000 ($0.15 per share basic and diluted) for the Prior Quarter. The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the Current Quarter and Prior Quarter:

NET INCOME COMPONENTS
	Three Months Ended
	January 31,
	2017	2016	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$3,347	$3,103	$244
Residential properties	3,183	2,821	362
Total income from real estate operations	6,530	5,924	606

Financing costs:
Fixed rate mortgages	(2,589)	(2,745)	156
Floating rate - Rotunda	(902)	(619)	(283)
Other - Corporate interest	(91)	(82)	(9)
Mortgage cost amortization	(284)	(94)	(190)
Less amounts capitalized	—	811	(811)
Total financing costs	(3,866)	(2,729)	(1,137)

Investment income	46	39	7

General & administrative expenses:
Accounting fees	(150)	(131)	(19)
Legal & professional fees	(9)	(5)	(4)
Trustee fees	(235)	(203)	(32)
Stock option expense	(31)	(24)	(7)
Corporate expenses	(99)	(108)	9
Total general & administrative expenses	(524)	(471)	(53)

Depreciation	(2,530)	(1,720)	(810)

Net income (loss)	(344)	1,043	(1,387)

Net (income) loss attributable to noncontrolling interests in subsidiaries	407	(41)	448

Net income attributable to common equity	$63	$1,002	$(939)

The condensed consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Quarter as compared to the prior year’s comparable period (See below for definition of NOI):

	Commercial					Residential					Combined
	Three Months Ended					Three Months Ended					Three Months Ended
	January 31,			Increase (Decrease)		January 31,			Increase (Decrease)		January 31,
	2017	2016		$	%	2017	2016		$	%	2017	2016
	(In Thousands)					(In Thousands)					(In Thousands)
Rental income	$4,426	$4,396		$30	0.7%	$6,297	$5,457		$840	15.4%	$10,723	$9,853
Reimbursements	1,357	1,521		(164)	-10.8%	9	1		8	800.0%	1,366	1,522
Other	291	8		283	3537.5%	81	64		17	26.6%	372	72
Total revenue	6,074	5,925		149	2.5%	6,387	5,522		865	15.7%	12,461	11,447
Operating expenses	2,885	2,799		86	3.1%	3,184	2,701		483	17.9%	6,069	5,500
Net operating income	$3,189	$3,126		$63	2.0%	$3,203	$2,821		$382	13.5%	6,392	5,947

Average Occupancy %	75.9%	76.2%	*		-0.3%	79.0%	69.8%	*		9.2%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	138	(23)
Investment income	46	39
General and administrative expenses	(524)	(471)
Depreciation	(2,530)	(1,720)
Financing costs	(3,866)	(2,729)
Net income (loss)	(344)	1,043
Net (income) loss attributable to noncontrolling interests in subsidiaries	407	(41)
Net income attributable to common equity	$63	$1,002

* Includes impact to the first quarter of Fiscal 2016 of 75,000 additional square feet of Rotunda retail leasable space in the commercial segment and 379 leasable units at the Rotunda in the residential segment as the major redevelopment and expansion project at the Rotunda was substantially completed in the third quarter of Fiscal 2016.

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI.

Same Property NOI: FREIT considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT defines same property within both the commercial and residential segments to be those properties that FREIT has owned and operated for both the current and prior periods presented, excluding those properties that FREIT has acquired, redeveloped or classified as discontinued operations during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment, but may still be in operation at less than full capacity, and/or any property that is under contract for sale are not considered same property.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter increased by 2.5% and 2.0%, respectively, from the prior year’s comparable period. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space partially offset by the loss of revenue from a lease with Pathmark (a subsidiary of the Great Atlantic & Pacific Tea Company “A&P”) at the Patchogue, New York property. The Pathmark lease was rejected as of December 31, 2015 as a result of A&P’s bankruptcy filing. For the Current Quarter, average occupancy showed a decline of 0.3% as compared to the prior year’s comparable period.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property was part of a major redevelopment and expansion project that

Index

was substantially completed in the third quarter of Fiscal 2016 and was in operation for less than a full year in the prior year, it has been excluded from same property results for all periods presented. For the Current Quarter, same property revenue and NOI for the commercial segment decreased by 4.7% and 4.8%, respectively, from the prior year’s comparable period. The changes resulted from the factors discussed in the immediately preceding paragraph. Excluding the impact of the Rotunda property, average occupancy for the Current Quarter decreased 4.0% as compared to the Prior Quarter primarily driven by the rejection of the Pathmark lease at the Patchogue, New York property.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	9	49,573	$18.20	$19.60	-7.1%	$0.01	$0.44

Non-comparable leases	1	5,000	$41.43	N/A	N/A	$4.86	$2.07

Total leasing activity	10	54,573

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	1	390	$29.79	$23.43	27.1%	$0.65	$1.20

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	1	390

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions of existing tenant leases.

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 132,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of tenant improvements, was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at less than $1 million. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of January 31, 2017, the residential section is approximately 40% leased and the retail space is approximately 71% leased. FREIT expects the Rotunda’s operations to stabilize in late 2018 to early 2019.

With regard to the Rotunda’s redevelopment project, approximately $130.4 million has been incurred through January 31, 2017, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as all ongoing construction costs related to the project which were previously capitalized to Construction In Progress (“CIP”) are no longer being capitalized and have been placed into service in the fourth quarter of Fiscal 2016 as the project is now operational.

On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property with a term of four (4) years, with one 12-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR.

Through January 31, 2017, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, who are FREIT and Rotunda 100, LLC, and who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) approximately $115.3 million in draws on the construction line with Wells Fargo Bank (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of January 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant

Index

improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs. As of January 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $1.3 million which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheet.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,472 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter increased by 15.7% and 13.5%, respectively, as compared to the prior year’s comparable period. The increase in revenue and NOI for the Current Quarter was primarily attributable to: (a) the addition of the operating results of the Icon, which is the residential property located at the Rotunda in Baltimore, Maryland (See discussion below), (b) increased base rent and (c) a 9.2% increase in the average occupancy level as compared to the prior year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) Since the Icon property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and was in operation for less than a full year in the prior year, it has been excluded from same property results for all periods presented. Same property revenue and NOI increased by 4.3% and 7.8%, respectively, from the Prior Quarter driven primarily by an increase in base rents and average occupancy rates at our residential properties. Exclusive of the Icon property, average occupancy for the Current Quarter increased 1.5% over the Prior Quarter.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, excluding the Rotunda Icon property as it is still in the lease-up period and not operating at full capacity, at the end of the Current Quarter and the Prior Year’s Quarter were $1,806 and $1,766, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $237,000 and $224,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency and Icon properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Three Months Ended January 31,
	2017	2016
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$2,589	$2,745
New	—	—
2nd Mortgages
Existing	—	—
Variable rate mortgages:
Construction loan-Rotunda	902	619
Credit line	—	—
Other	91	82
Total financing costs, gross	3,582	3,446
Amortization of mortgage costs	284	94
Total financing costs, net	3,866	3,540
Less amounts capitalized	—	(811)
Total financing costs expensed	$3,866	$2,729

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Quarter increased 9.2% from the Prior Quarter which was primarily attributable to the Rotunda construction loan of approximately $115.3 million. (See discussions under Liquidity and Capital Resources below.)

Index

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $524,000 as compared to $471,000 for the Prior Quarter. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $2,530,000 as compared to $1,720,000 for the Prior Quarter. The increase in depreciation was primarily attributable to the depreciation related to the assets at the Rotunda property becoming operational as the major redevelopment and expansion project at this property was substantially completed in the third quarter of Fiscal 2016.

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.5 million for the Current Quarter compared to $3.8 million for the Prior Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements and dividends necessary to retain qualification as a REIT (90% of taxable income).

As at January 31, 2017, FREIT had cash and cash equivalents totaling $6.7 million, compared to $10.9 million at October 31, 2016. The decrease in cash for the Current Quarter is primarily attributable to $4.2 million in net cash used in investing activities and $1.6 million used in financing activities offset by $1.6 million provided by operating activities.

After careful consideration of FREIT’s projected operating results and cash needs to secure FREIT in a position of long-term strength, the Board of Trustees reduced the first quarter dividend rate to $0.15 per share which will be paid on March 15, 2017 to shareholders of record on March 1, 2017. The Board will continue to evaluate the dividend on a quarterly basis.

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of approximately $12.8 million. The line of credit was for a two-year term ending on November 1, 2016, which was extended by the bank to May 1, 2017 while the bank completes its due diligence. FREIT expects the credit line will be extended for an additional period of 24 months. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. As of January 31, 2017, approximately $12.8 million was available under the line of credit.

On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. As of January 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of January 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs. As of January 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $1.3 million which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheet.

As at January 31, 2017, FREIT’s aggregate outstanding mortgage debt was $330 million, which bears a weighted average interest rate of 4.23% and an average life of approximately 4.6 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2017	2018	2019	2021	2022	2023	2024	2025	2026
($ in millions)
Mortgage "Balloon" Payments	$137.3	$5.2	$45.2	$19.1	$14.4	$34.5	$15.9	$13.9	$18.2

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2017 and October 31, 2016:

($ in Millions)	January 31, 2017	October 31, 2016

Fair Value	$327.0	$331.3

Carrying Value	$327.8	$327.2

Index

Fair values are estimated based on market interest rates at January 31, 2017 and October 31, 2016 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2017, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $6.8 million, and a 1% decrease would increase the fair value by $7.2 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on its 40% membership interest in Wayne PSC, LLC. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap contract.)

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. The interest rate swaps are considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap contracts.)

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

FREIT has variable interest rate mortgages securing its Damascus Centre, Regency and Wayne PSC properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($20,753,000 at January 31, 2017) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($16,200,000 at January 31, 2017) for the Regency swap and a notional amount of approximately $25,800,000 ($25,643,000 at January 31, 2017) for the Wayne PSC swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Index

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2017, the swap contract for the Regency property was in the counterparties’ favor and the swap contracts for the Damascus Centre and Wayne PSC properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized a loss of approximately $538,000 for the Regency swap which has been included as a liability in FREIT’s condensed consolidated balance sheet as at January 31, 2017 and a gain of approximately $216,000 for the Damascus Centre swaps and a gain of approximately $1,377,000 for the Wayne PSC swap, both of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at January 31, 2017. For the three months ended January 31, 2017, FREIT recorded an unrealized gain of $2,846,000 in comprehensive income representing the change in fair value of the swaps during such period. For the three months ended January 31, 2016, FREIT recorded an unrealized loss of $698,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of approximately $1,311,000 for the Regency swap and $453,000 for the Damascus Centre swap as of January 31, 2016. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding liability of $521,000 for the Damascus Centre swaps and $1,361,000 for the Regency swap and with a corresponding asset of $91,000 for the Wayne PSC swap as of October 31, 2016.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

STOCK OPTION PLAN

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc. The options have an exercise price of $18.45 per share, will vest over a 5 year period at 20% per year, and will expire 10 years from the date of grant, which will be September 3, 2024. (See Note 12 for further details.)

On November 10, 2016, the Board approved the grant of a total of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be November 9, 2026. (See Note 12 for further details.)

DEFERRED FEE PLAN

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. (See Note 13 for further details.)

Index

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are straight-line rents and recurring capital improvements on FREIT’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is a superior measure of our operating performance. FREIT computes FFO and AFFO as follows:

	Three Months Ended January 31,
	2017	2016
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$(344)	$1,043
Depreciation of consolidated properties	2,530	1,720
Amortization of deferred leasing costs	103	77
Distributions to minority interests	(150)	(150)
FFO	$2,139	$2,690

Per Share - Basic and Diluted	$0.31	$0.40
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$2,139	$2,690
Deferred rents (Straight lining)	(138)	23
Capital Improvements - Apartments	(553)	(314)
AFFO	$1,448	$2,399

Per Share - Basic and Diluted	$0.21	$0.35

Weighted Average Shares Outstanding:
Basic	6,818	6,766
Diluted	6,835	6,766

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2017. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2016, that was filed with the Securities and Exchange Commission on January 13, 2017.

Index

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2017, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 10, 2017
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)