Form 10-Q
period 2017-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2017-09-08
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2017

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of September 8, 2017, the number of shares of beneficial interest outstanding was 6,740,069.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	July 31,	October 31,
	2017	2016
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$333,877	$336,770
Construction in progress	128	128
Cash and cash equivalents	6,449	10,906
Tenants' security accounts	1,904	1,875
Receivables arising from straight-lining of rents	3,277	2,725
Accounts receivable, net of allowance for doubtful accounts	2,156	1,730
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	9,094	6,559
Escrow deposit - 1031 exchange	6,956	—
Deferred charges, net	2,309	1,736
Interest rate swap contracts	1,314	91
Total Assets	$372,915	$367,971

LIABILITIES AND EQUITY

Liabilities:
Mortgages and construction loan payable	$324,558	$329,719
Less unamortized debt issuance costs	1,988	2,521
Mortgages payable, net	322,570	327,198

Due to affiliate	4,814	—
Deferred trustee compensation payable	9,078	9,078
Accounts payable and accrued expenses	3,082	8,379
Dividends payable	—	2,022
Tenants' security deposits	2,938	2,817
Deferred revenue	1,483	1,134
Interest rate swap contracts	587	1,882
Total Liabilities	344,552	352,510

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 109,680	27,425	26,713
and 77,544 vested share units granted to trustees at July 31, 2017 and October 31, 2016, respectively
Treasury stock, at cost: 253,083 shares at July 31, 2017
and October 31, 2016	(5,273)	(5,273)
Dividends in excess of net income	(4,822)	(16,916)
Accumulated other comprehensive loss	(20)	(1,690)
Total Common Equity	17,310	2,834
Noncontrolling interests in subsidiaries	11,053	12,627
Total Equity	28,363	15,461
Total Liabilities and Equity	$372,915	$367,971

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2017 AND 2016

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$33,367	$29,930	$11,349	$10,249
Reimbursements	3,999	3,896	1,226	1,255
Sundry income	577	252	105	86
Total revenue	37,943	34,078	12,680	11,590

Expenses:
Operating expenses	11,964	10,198	4,049	3,460
Lease termination fee	620	—	—	—
Management fees	1,749	1,501	593	515
Real estate taxes	7,362	5,949	2,554	1,988
Depreciation	7,887	5,263	2,709	1,791
Total expenses	29,582	22,911	9,905	7,754

Operating income	8,361	11,167	2,775	3,836

Investment income	145	106	54	44
Gain on sale of property	15,395	314	15,395	314
Loan prepayment costs relating to property sale	(1,139)	—	(1,139)	—
Interest expense including amortization
of deferred financing costs	(11,706)	(8,153)	(3,984)	(2,737)
Net income	11,056	3,434	13,101	1,457

Net (income) loss attributable to noncontrolling
interests in subsidiaries	2,062	(377)	653	(211)

Net income attributable to common equity	$13,118	$3,057	$13,754	$1,246

Earnings per share - basic and diluted	$1.92	$0.45	$2.01	$0.18

Weighted average shares outstanding:
Basic	6,828	6,777	6,839	6,787
Diluted	6,831	6,777	6,839	6,800

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2017 AND 2016

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$11,056	$3,434	$13,101	$1,457

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts
before reclassifications	2,077	(2,070)	(198)	(924)
Amount reclassified from accumulated other
comprehensive loss to interest expense	441	455	110	150
Net unrealized gain (loss) on interest rate swap contracts	2,518	(1,615)	(88)	(774)
Comprehensive income	13,574	1,819	13,013	683
Net (income) loss attributable to noncontrolling interests	2,062	(377)	653	(211)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contract
attributable to noncontrolling interests	(848)	230	31	110
Comprehensive income (loss) attributable to noncontrolling interests	1,214	(147)	684	(101)
Comprehensive income attributable to common equity	$14,788	$1,672	$13,697	$582

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JULY 31, 2017

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2016	$26,713	$(5,273)	$(16,916)	$(1,690)	$2,834	$12,627	$15,461

Stock based compensation expense	92				92		92

Vested share units granted to Trustees	620				620		620

Distributions to noncontrolling interests					—	(360)	(360)

Net income			13,118		13,118	(2,062)	11,056

Dividends declared, including $13 payable in share units ($0.15 per share)			(1,024)		(1,024)		(1,024)

Net unrealized gain on interest rate swaps				1,670	1,670	848	2,518

Balance at July 31, 2017	$27,425	$(5,273)	$(4,822)	$(20)	$17,310	$11,053	$28,363

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2017 AND 2016

(Unaudited)

	Nine Months Ended
	July 31,
	2017	2016
	(In Thousands of Dollars)
Operating activities:
Net income	$11,056	$3,434
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	7,887	5,263
Amortization	1,273	572
Stock based compensation expense	92	71
Trustee fees and related interest paid in stock units	607	521
Gain on sale of property	(15,395)	(314)
Deferred rents - straight line rent	(552)	(251)
Bad debt expense	152	156
Changes in operating assets and liabilities:
Tenants' security accounts	92	92
Accounts receivable, prepaid expenses and other assets	(3,065)	(870)
Accounts payable, accrued expenses and deferred
trustee compensation	(1,648)	(741)
Deferred revenue	349	239
Net cash provided by operating activities	848	8,172
Investing activities:
Proceeds from sale of property	9,144	3,059
Capital improvements - existing properties	(9,348)	(2,036)
Construction and pre-development costs	—	(16,871)
Net cash used in investing activities	(204)	(15,848)
Financing activities:
Repayment of mortgages and construction loan	(33,010)	(3,148)
Proceeds from mortgage loan refinancing	23,500	—
Proceeds from additional tranche of loan	—	2,320
Restricted loan proceeds held in escrow	—	(1,850)
Proceeds from construction loan	1,349	15,214
Advance funding for construction loan interest reserve	(1,002)	—
Proceeds from credit line	3,000	—
Deferred financing costs	(359)	(60)
Dividends paid	(3,033)	(6,054)
Due to affiliate	4,814	—
Distributions to noncontrolling interests	(360)	(375)
Net cash (used in) provided by financing activities	(5,101)	6,047
Net decrease in cash and cash equivalents	(4,457)	(1,629)
Cash and cash equivalents, beginning of period	10,906	13,500
Cash and cash equivalents, end of period	$6,449	$11,871

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized including $1,139 in loan prepayment costs related to property sale	$11,605	$7,625
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$253	$6,717

Proceeds from sale of property, held in escrow pending 1031 exchange	$6,956	$—
Financing activities:
Dividends declared but not paid	$—	$2,018
Dividends paid in share units	$13	$53

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2016 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for periods beginning after December 15, 2017 and interim periods within those years and early adoption is permitted including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 13) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the nine months ended July 31, 2017, the outstanding stock options increased the average dilutive shares outstanding by approximately 3,000 shares with no impact on earnings per share. For the three months ended July 31, 2017, the outstanding stock options were anti-dilutive with no impact on earnings per share. For the nine months ended July 31, 2016, the outstanding stock options were anti-dilutive with no impact on earnings per share. For the three months ended July 31, 2016, the outstanding stock options increased the average dilutive shares outstanding by approximately 13,000 shares with no impact on earnings per share.

Note 4 - Interest rate swap contracts:

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At July 31, 2017, the total amount outstanding on this loan was approximately $25.3 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At July 31, 2017, the derivative financial instrument has a notional amount of approximately $25.3 million and a maturity date of October 2026.

Index

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of July 31, 2017 was approximately $20.5 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At July 31, 2017, the derivative financial instrument has a notional amount of approximately $20.5 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At July 31, 2017, the total amount outstanding on this loan was $16.2 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At July 31, 2017, the derivative financial instrument has a notional amount of approximately $16.2 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, and Wayne PSC, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the nine months ended July 31, 2017, FREIT recorded an unrealized gain of approximately $2,518,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding asset of approximately $1,177,000 for the Wayne PSC swap and $137,000 for the Damascus Centre swaps and a corresponding liability of approximately $587,000 for the Regency swap as of July 31, 2017. For the nine months ended July 31, 2016, FREIT recorded an unrealized loss of approximately $1,615,000 in comprehensive income representing the change in the fair value of the swaps during such period. For the three months ended July 31, 2017 and 2016, FREIT recorded an unrealized loss of approximately $88,000 and $774,000, respectively, in comprehensive income representing the change in the fair value of the swaps during such periods. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding liability of $521,000 for the Damascus Centre swaps and $1,361,000 for the Regency swap and a corresponding asset of $91,000 for the Wayne PSC swap as of October 31, 2016. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Property sales:

On January 11, 2016, FREIT was notified by Lakeland Bank (as successor by merger to Pascack Community Bank) of its election to exercise the option under its lease to purchase the property leased by FREIT to Lakeland Bank located in Rochelle Park, New Jersey. Pursuant to the Lease Agreement, Lakeland Bank had the right to exercise this option at a price equal to the greater of $3 million or the fair market value of the property as determined by mutual agreement between tenant and landlord. FREIT and Lakeland Bank agreed to a purchase price of $3.1 million. On June 17, 2016, FREIT sold this property, having a carrying amount of approximately $2.7 million (including a straight-line rent receivable in the amount of approximately $0.5 million), to Lakeland Bank for $3.1 million resulting in a gain of approximately $0.3 million net of sales fees. This sale resulted in FREIT’s loss of future annual rents of approximately $241,000, which would have increased periodically through September 2023.

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. If FREIT completes a like-kind exchange under Section 1031, FREIT may defer its income tax liability with respect to the $15.4 million capital gain from the sale of the Hammel Gardens property. The net proceeds from this sale, which were approximately $7 million, will be held in escrow until a replacement property is purchased. FREIT has identified a replacement property related to this exchange and has until December 9, 2017 to complete an acquisition.

As the disposal of these two properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the property’s operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Index

Note 6 – Capitalized interest

Interest costs associated with amounts expended at the Grande Rotunda development were capitalized and included in the cost of the project. Capitalization of interest ceased upon substantial completion of the project which occurred as of the end of the third quarter of Fiscal 2016. There was no interest capitalized in Fiscal 2017. Interest capitalized during the nine and three months ended July 31, 2016 amounted to approximately $2,611,000 and $916,000, respectively.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,629,000 and $1,419,000 for the nine-month periods ended July 31, 2017 and 2016, respectively, and $555,000 and $485,000 for the three-month periods ended July 31, 2017 and 2016, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $702,000 and $452,000 for the nine months ended July 31, 2017 and 2016, respectively, and $305,000 and $147,000 for the three months ended July 31, 2017 and 2016, respectively. The management agreement expires on October 31, 2017, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $171,000 and $164,000 for the nine months ended July 31, 2017 and 2016, respectively, and $116,000 and $101,000 for the three months ended July 31, 2017 and 2016, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Grande Rotunda, LLC and Hekemian Development Resources, LLC, a wholly-owned subsidiary of Hekemian (“Resources”), entered into an agency agreement pursuant to which Resources is to provide development services in connection with the development activities at the Rotunda, which is owned and operated by Grande Rotunda, LLC. Such fees incurred to Hekemian and Resources during the nine months ended July 31, 2017 and 2016 were approximately $467,500 and $391,000, respectively, and $467,500 and $33,000 for the three months ended July 31, 2017 and 2016, respectively. Fees incurred in Fiscal 2017 related to commissions to Hekemian relating to the sale of the Hammel Gardens property. Fees incurred in Fiscal 2016 related to the Rotunda development project and were capitalized and included in the cost of the project.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the nine months ended July 31, 2017 and 2016 was approximately $405,000 and $401,000, respectively, for Mr. Robert S. Hekemian, and $50,000 and $49,000, respectively, for Mr. Robert S. Hekemian, Jr. and for the three months ended July 31, 2017 and 2016 was approximately $132,000 and $131,000, respectively, for Mr. Robert S. Hekemian, and $16,000 and $16,000, respectively, for Mr. Robert S. Hekemian, Jr. (See Note 13).

Rotunda 100, LLC and Damascus 100, LLC own the minority interests in Grande Rotunda, LLC and Damascus Centre, LLC, respectively. Rotunda 100, LLC owns a 40% equity interest in Grande Rotunda, LLC and Damascus 100, LLC owns a 30% equity interest in Damascus Centre, LLC, and FREIT owns a 60% equity interest in Grande Rotunda, LLC and a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances, which amounted to $5,451,000 at both July 31, 2017 and October 31, 2016, were in the form of secured loans that bear interest that will float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property.

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $4.8 million which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheet.

Index

Note 8 – Mortgage financings

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held with Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan, secured by a shopping center in Frederick, Maryland, bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate of 3.74% based on the one-month LIBOR as of April 30, 2017, and (ii) net refinancing proceeds of approximately $1.1 million. The net refinancing proceeds have been used for general corporate purposes.

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank, the lender providing the construction financing for the major redevelopment and expansion project at the Rotunda. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. As of July 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of July 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

FREIT has a line of credit provided by the Provident Bank in the amount of approximately $12.8 million. The line of credit was for a two-year term ending on November 1, 2016, which was extended by the bank to November 1, 2017. FREIT expects the credit line will be extended for an additional period of 36 months when the current term expires on November 1, 2017. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. During the second quarter of Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of July 31, 2017, approximately $9.8 million was available under the line of credit.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in the interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on its 40% membership interest in Wayne PSC, LLC.

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

Index

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2017 and October 31, 2016:

($ in Millions)	July 31, 2017	October 31, 2016

Fair Value	$319.6	$331.3

Carrying Value	$322.6	$327.2

Fair values are estimated based on market interest rates at July 31, 2017 and October 31, 2016 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 10 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of nine (9) properties after giving effect to the sale of a property on June 17, 2016 (See Note 5), and the residential segment is comprised of seven (7) properties after giving effect to the sale of a property on June 12, 2017 (See Note 5).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the nine and three-month periods ended July 31, 2017 and 2016. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$17,764	$16,952	$5,694	$5,534
Residential	19,627	16,875	6,745	5,780
Total real estate rental revenue	37,391	33,827	12,439	11,314

Real estate operating expenses:
Commercial	8,754	8,218	2,919	2,754
Residential	10,649	8,029	3,762	2,703
Total real estate operating expenses	19,403	16,247	6,681	5,457

Net operating income:
Commercial	9,010	8,734	2,775	2,780
Residential	8,978	8,846	2,983	3,077
Total net operating income	$17,988	$17,580	$5,758	$5,857

Recurring capital improvements - residential	$(630)	$(659)	$(251)	$(170)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$17,988	$17,580	$5,758	$5,857
Gain on sale of property	15,395	314	15,395	314
Loan prepayment costs relating to property sale	(1,139)	—	(1,139)	—
Lease termination fee	(620)	—	—	—
Deferred rents - straight lining	552	251	241	276
Investment income	145	106	54	44
General and administrative expenses	(1,672)	(1,401)	(515)	(506)
Depreciation	(7,887)	(5,263)	(2,709)	(1,791)
Financing costs	(11,706)	(8,153)	(3,984)	(2,737)
Net income	11,056	3,434	13,101	1,457
Net (income) loss attributable to noncontrolling interests in subsidiaries	2,062	(377)	653	(211)
Net income attributable to common equity	$13,118	$3,057	$13,754	$1,246

Index

Note 11 – Income taxes:

For the fiscal year ended October 31, 2016, FREIT distributed 100% of its ordinary taxable income and 100% of its capital gain from the sale of property in Rochelle Park, New Jersey (See Note 5) to its shareholders as dividends. FREIT intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2017. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s condensed consolidated financial statements. As described in Note 5, FREIT intends to complete a like-kind exchange under Section 1031 of the Internal Revenue Code with respect to the sale of property in Maywood, New Jersey, which was sold on June 12, 2017 at a gain of approximately $15.4 million. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s condensed consolidated financial statements.

As of July 31, 2017, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2015 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

The following table summarizes stock option activity for the nine-month period ended July 31, 2017:

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

For the nine-month periods ended July 31, 2017 and 2016, compensation expense related to stock options granted amounted to approximately $92,000 and $71,000, respectively. For the three-month periods ended July 31, 2017 and 2016, compensation expense related to stock options granted amounted to approximately $31,000 and $24,000, respectively. At July 31, 2017, there was approximately $310,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining vesting period of approximately 2.1 years for the options granted on September 4, 2014 and approximately 4.3 years for the options granted on November 10, 2016.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at July 31, 2017 was approximately $284,000 and $106,000, respectively.

Index

Note 13 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the nine and three-month periods ended July 31, 2017 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. All fees payable to Trustees for the nine and three-month periods ended July 31, 2016 were deferred under the Deferred Fee Plan except for the fees payable to two Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the nine-month periods ended July 31, 2017 and 2016, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $620,800 and $574,600, respectively, which have been paid through the issuance of 32,136 and 29,473 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the nine-month periods ended July 31, 2017 and 2016, FREIT has charged as expense approximately $607,800 and $521,500 of the aggregate amounts of deferred Trustee fees and related interest and dividends for these periods, respectively, representing Trustee fees and interest to expense and the balance of approximately $13,000 and $53,100, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 14 – Anchor tenant termination and modification of lease:

On January 4, 2017, Macy’s, Inc. announced its intention to close several of its department stores across the United States, including the approximately 81,160 square foot Macy’s anchor store located at the Preakness Shopping Center in Wayne, New Jersey. Wayne PSC, LLC (“Wayne PSC”), a 40% owned consolidated affiliate of FREIT, owns and operates this shopping center in which Macy’s operated its store under a long-term lease and was paying annual rent of approximately $234,000 ($2.88 per square foot) with no future rent escalations for the remaining term and option periods of the lease. On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000, which has been fully expensed in the second quarter of Fiscal 2017. Wayne PSC expects to re-position this space and re-lease it to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is fully re-leased.

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provides for a $250,000 reduction in annual rent, will adversely affect FREIT’s future operating results.

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

OVERVIEW

FREIT is an equity real estate investment trust (”REIT”) that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. FREIT’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties and additional rent in the form of expense reimbursements derived from operating commercial properties. FREIT’s properties are primarily located in northern New Jersey, Maryland and New York. FREIT acquires existing properties for investment and properties that FREIT believes have redevelopment potential through changes and capital improvements to these properties. FREIT develops and constructs properties on its vacant land. FREIT’s policy is to acquire and develop real property for long-term investment.

The economic and financial environment: The U.S. economy grew at an annualized rate of approximately 2.6% in the second quarter of 2017. Employment remained healthy and real income grew at a solid pace further driving the Federal Reserve to increase lending rates. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect refinancing of mortgages coming due in the short term.

Residential Properties: FREIT has aggressively increased rental rates on its stabilized properties. As a result, FREIT’s rental rates continue to show year-over-year increases. FREIT expects increases in rental rates to taper; however, the increased rental rates that are in place should positively impact future revenues.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT’s retail tenants, which could have an adverse impact on FREIT.

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and with the exception of tenant improvements was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at less than $0.5 million as of July 31, 2017. As of July 31, 2017, the residential section is approximately 74% leased and the retail space is approximately 73% leased. FREIT expects the Rotunda’s operations to stabilize in late 2018 to early 2019.

Debt Financing Availability: Financing for development projects has been available to FREIT and its affiliates. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. As of July 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of July 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Index

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held with Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan, secured by a shopping center in Frederick, Maryland, bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate of 3.74% based on the one-month LIBOR as of April 30, 2017, and (ii) net refinancing proceeds of approximately $1.1 million. The net refinancing proceeds have been used for general corporate purposes.

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

On April 22, 2016, People’s United Bank agreed to a take-down of the second tranche of its loan to Damascus, Centre, LLC in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.53% over the term of the second tranche of this loan.

Operating Cash Flow and Dividend Distributions: FREIT expects that cash provided by net operating income will be adequate to cover mandatory debt service payments (excluding balloon payments), necessary capital improvements at stabilized properties and other needs as may be required to maintain its status as a REIT.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, have been applied consistently as at July 31, 2017, and for the nine and three months ended July 31, 2017 and 2016. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2017 (“Current Nine Months”) increased 11.3% to $37,943,000, compared to $34,078,000 for the nine months ended July 31, 2016 (“Prior Year’s Nine Months”). For the three months ended July 31, 2017 (“Current Quarter”), real estate revenue increased 9.4% to $12,680,000, compared to $11,590,000 for the three months ended July 31, 2016 (“Prior Year’s Quarter”).

Net income attributable to common equity (“net income-common equity”) for the Current Nine Months and Current Quarter was $13,118,000 ($1.92 per share basic and diluted) and $13,754,000 ($2.01 per share basic and diluted), compared to $3,057,000 ($0.45 per share basic and diluted) and $1,246,000 ($0.18 per share basic and diluted) for the Prior Year’s comparable periods, respectively.

Adjusted net income/(loss) for the Current Nine Months and Current Quarter was ($2,580,000) (($0.38) per share basic and diluted) and ($1,155,000) (($0.17) per share basic and diluted), compared to $3,120,000 ($0.46 per share basic and diluted) and $1,143,000 ($0.17 per share basic and diluted) for the Prior Year’s comparable periods, respectively. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain and loan prepayment costs related to the sale of Hammel Gardens in Maywood, New Jersey in Fiscal 2017; a lease termination fee paid in Fiscal 2017; a gain related to the sale of Rochelle Park, New Jersey in Fiscal 2016. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2017 and 2016:

	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2017	2016	Change	2017	2016	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$9,580	$8,985	$595	$3,008	$3,056	$(48)
Residential properties	8,960	8,846	114	2,991	3,077	(86)
Total income from real estate operations	18,540	17,831	709	5,999	6,133	(134)

Financing costs:
Fixed rate mortgages	(7,314)	(8,190)	876	(2,198)	(2,738)	540
Floating rate mortgages	(239)	—	(239)	(231)	—	(231)
Floating rate - Rotunda	(2,913)	(2,046)	(867)	(1,057)	(731)	(326)
Credit line	(35)	—	(35)	(25)	—	(25)
Other - Corporate interest	(313)	(223)	(90)	(119)	(69)	(50)
Mortgage cost amortization	(892)	(305)	(587)	(354)	(115)	(239)
Less amounts capitalized	—	2,611	(2,611)	—	916	(916)
Total financing costs	(11,706)	(8,153)	(3,553)	(3,984)	(2,737)	(1,247)

Investment income	145	106	39	54	44	10

General & administrative expenses:
Accounting fees	(403)	(363)	(40)	(128)	(114)	(14)
Legal & professional fees	(61)	(62)	1	(14)	(33)	19
Trustee fees	(719)	(660)	(59)	(234)	(213)	(21)
Stock option expense	(92)	(71)	(21)	(31)	(24)	(7)
Corporate expenses	(397)	(245)	(152)	(108)	(122)	14
Total general & administrative expenses	(1,672)	(1,401)	(271)	(515)	(506)	(9)

Depreciation	(7,887)	(5,263)	(2,624)	(2,709)	(1,791)	(918)

Adjusted net income (loss)	(2,580)	3,120	(5,700)	(1,155)	1,143	(2,298)

Gain on sale of property	15,395	314	15,081	15,395	314	15,081
Loan prepayment costs relating to property sale	(1,139)	—	(1,139)	(1,139)	—	(1,139)
Lease termination fee	(620)	—	(620)	—	—	—

Net income	11,056	3,434	7,622	13,101	1,457	11,644

Net (income) loss attributable to noncontrolling interests in subsidiaries	2,062	(377)	2,439	653	(211)	864

Net income attributable to common equity	$13,118	$3,057	$10,061	$13,754	$1,246	$12,508

The condensed consolidated results of operations for the Current Nine Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Nine Months and Current Quarter as compared to the prior year’s comparable periods (See below for definition of NOI):

	Commercial					Residential					Combined
	Nine Months Ended					Nine Months Ended					Nine Months Ended
	July 31,			Increase (Decrease)		July 31,			Increase (Decrease)		July 31,
	2017	2016		$	%	2017	2016		$	%	2017	2016
	(In Thousands)					(In Thousands)					(In Thousands)
Rental income	$13,481	$13,008		$473	3.6%	$19,334	$16,671		$2,663	16.0%	$32,815	$29,679
Reimbursements	3,971	3,893		78	2.0%	28	3		25	833.3%	3,999	3,896
Other	312	51		261	511.8%	265	201		64	31.8%	577	252
Total revenue	17,764	16,952		812	4.8%	19,627	16,875		2,752	16.3%	37,391	33,827
Operating expenses	8,754	8,218		536	6.5%	10,649	8,029		2,620	32.6%	19,403	16,247
Net operating income	$9,010	$8,734		$276	3.2%	$8,978	$8,846		$132	1.5%	17,988	17,580
Gain on sale of property	$—	$314		$(314)	-100.0%	$15,395	$—		$15,395	100.0%	15,395	314
Loan prepayment costs relating to property sale	$—	$—		$—	0.0%	$(1,139)	$—		$(1,139)	-100.0%	(1,139)	—

Average Occupancy % *	76.1%	74.7%	**		1.4%	81.0%	70.1%	**		10.9%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	552	251
Lease termination fee	(620)	—
Investment income	145	106
General and administrative expenses	(1,672)	(1,401)
Depreciation	(7,887)	(5,263)
Financing costs	(11,706)	(8,153)
Net income	11,056	3,434
Net (income) loss attributable to noncontrolling interest	2,062	(377)
Net income attributable to common equity	$13,118	$3,057

	Commercial					Residential					Combined
	Three Months Ended					Three Months Ended					Three Months Ended
	July 31,			Increase (Decrease)		July 31,			Increase (Decrease)		July 31,
	2017	2016		$	%	2017	2016		$	%	2017	2016
	(In Thousands)					(In Thousands)					(In Thousands)
Rental income	$4,462	$4,266		$196	4.6%	$6,646	$5,707		$939	16.5%	$11,108	$9,973
Reimbursements	1,217	1,253		(36)	-2.9%	9	2		7	350.0%	1,226	1,255
Other	15	15		—	0.0%	90	71		19	26.8%	105	86
Total revenue	5,694	5,534		160	2.9%	6,745	5,780		965	16.7%	12,439	11,314
Operating expenses	2,919	2,754		165	6.0%	3,762	2,703		1,059	39.2%	6,681	5,457
Net operating income	$2,775	$2,780		$(5)	-0.2%	$2,983	$3,077		$(94)	-3.1%	5,758	5,857
Gain on sale of property	$—	$314		$(314)	-100.0%	$15,395	$—		$15,395	100.0%	15,395	314
Loan prepayment costs relating to property sale	$—	$—		$—	0.0%	$(1,139)	$—		$(1,139)	-100.0%	(1,139)	—

Average Occupancy % *	74.8%	74.8%	**		0.0%	85.7%	72.3%	**		13.4%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	241	276
Lease termination fee	—	—
Investment income	54	44
General and administrative expenses	(515)	(506)
Depreciation	(2,709)	(1,791)
Financing costs	(3,984)	(2,737)
Net income	13,101	1,457
Net (income) loss attributable to noncontrolling interests in subsidiaries	653	(211)
Net income attributable to common equity	$13,754	$1,246

* Average occupancy rate excludes the Maywood, New Jersey ("Hammel Gardens") property from all periods presented as the property was sold in June 2017.

** Includes impact to the nine and three months ended July 31, 2016 of 75,000 additional square feet of Rotunda retail leasable space in the commercial segment and 379 leasable units at the Rotunda in the residential segment as the major redevelopment and expansion project at the Rotunda was substantially completed in the third quarter of Fiscal 2016.

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI.

Same Property NOI: FREIT considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT defines same property within both the commercial and residential segments to be those properties that FREIT has owned and operated for both the current and prior periods presented, excluding those properties that FREIT has acquired or redeveloped during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment, but may still be in operation at less than full capacity, and/or any property that has been sold are not considered same property.

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

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment increased by 4.8% for the Current Nine Months and 2.9% for the Current Quarter as compared to the prior year’s comparable periods and NOI increased by 3.2% for the Current Nine Months and decreased by 0.2% for the Current Quarter as compared to the prior year’s comparable periods. The increase in revenue for the Current Nine Months was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space partially offset by the loss of revenue from a lease with Pathmark (a subsidiary of the Great Atlantic & Pacific Tea Company (“A&P”)) at the Patchogue, New York property, which was rejected as of December 31, 2015 as a result of A&P’s bankruptcy filing, and a loss of revenue resulting from the sale of the Rochelle Park property in June 2016 and Macy’s vacating the Preakness Shopping Center in Wayne, New Jersey in April 2017. The increase in NOI was primarily attributable to the reasons set forth in the preceding sentence offset by a $620,000 termination fee payment made by Wayne PSC, LLC (“Wayne PSC”) to terminate the lease and take possession of the Macy’s space at the Preakness Shopping Center in Wayne, New Jersey, which impacted the consolidated net loss by approximately $250,000 based on FREIT’s 40% ownership in Wayne PSC. The increase in revenue for the Current Quarter was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space offset partially by the loss of revenue at the Preakness Shopping Center resulting from Macy’s vacating the center. The slight decline in NOI for the Current Quarter was primarily attributable to the Rotunda property still being leased up and not fully occupied. For the Current Nine Months and Current Quarter, average occupancy showed an increase of 1.4% and remained flat, respectively, as compared to the prior year’s comparable periods.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since The Rotunda property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and was in operation for less than a full year in the prior year and the Rochelle Park property was sold in the prior year, both have been excluded from same property results for all periods presented. For the Current Nine Months same property revenue and NOI decreased by approximately 1.8% and 3.9%, respectively, and for the Current Quarter same property revenue and NOI decreased by 4.7% and 11%, respectively. The changes resulted from the factors discussed in the immediately preceding paragraph. Excluding the impact of the Rotunda property, average occupancy for the Current Nine Months and Current Quarter decreased 4.1% and 6.4%, respectively, as compared to the prior year’s comparable periods primarily driven by the rejection of the Pathmark lease at the Patchogue, New York property and the termination of the Macy’s lease at the Preakness Shopping Center.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	22	208,219	$13.58	$15.12	-10.2%	$—	$0.24

Non-comparable leases	9	24,379	$42.77	N/A	N/A	$2.20	$1.66

Total leasing activity	31	232,598

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	5	5,954	$25.37	$23.14	9.6%	$1.48	$0.83

Non-comparable leases	2	16,400	$28.14	N/A	N/A	$6.00	$1.11

Total leasing activity	7	22,354

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

Index

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 132,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of tenant improvements, was substantially completed in the third quarter of Fiscal 2016 with costs to complete estimated at less than $0.5 million as of July 31, 2017. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of July 31, 2017, the residential section is approximately 74% leased and the retail space is approximately 73% leased. FREIT expects the Rotunda’s operations to stabilize in late 2018 to early 2019.

With regard to the Rotunda’s redevelopment project, approximately $132.7 million has been incurred through July 31, 2017, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as all ongoing construction costs related to the project which were previously capitalized to Construction In Progress (“CIP”) are no longer being capitalized and have been placed into service in the fourth quarter of Fiscal 2016 as the project became operational.

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

Through July 31, 2017, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, who are FREIT and Rotunda 100, LLC, and who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) approximately $115.3 million in draws on the construction line with Wells Fargo Bank (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of July 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $4.8 million which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheet.

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment buildings or complexes totaling 1,392 apartment units. On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. If FREIT completes a like-kind exchange under Section 1031, FREIT may defer its income tax liability with respect to the $15.4 million capital gain from the sale of the Hammel Gardens property. The net proceeds from this sale, which were approximately $7 million, will be held in escrow until a replacement property is purchased. FREIT has identified a replacement property related to this exchange and has until December 9, 2017 to complete an acquisition.

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment increased by 16.3% for the Current Nine Months and increased by 16.7% for the Current Quarter as compared to the prior year’s comparable periods and NOI increased by 1.5% for the Current Nine Months and decreased by 3.1% for the Current Quarter as compared to the prior year’s comparable periods. The increase in revenue and NOI for the Current Nine Months was primarily attributable to: (a) the addition of the operating results of the Icon, which is the residential property located at the Rotunda in Baltimore, Maryland (See discussion below), (b) increased base rent, (c) an increase in the average occupancy level as compared to the prior year’s comparable periods partially offset by (d) loss of income resulting from the sale of the Hammel Gardens property in June 2017. The increase in revenue and decline in NOI for the Current Quarter was primarily attributable to FREIT incurring higher operational costs as the Icon is in the lease-up phase for the new residential units and the loss of rental income resulting from the sale of the Hammel Gardens property in June 2017.

Index

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon was excluded from same property results for all periods presented because this property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and was in operation for less than a full year in the prior year. The Hammel Gardens property was excluded from same property results for all periods presented because this property was sold in June 2017. Same property revenue increased by 3.6% for the Current Nine Months and increased by 3.1% for the Current Quarter as compared to the prior year’s comparable periods and same property NOI increased by 2.9% for the Current Nine Months and remained flat for the Current Quarter as compared to the prior year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph. Exclusive of the Icon property, average occupancy increased 0.5% for the Current Nine Months and 0.3% for the Current Quarter over the prior year’s comparable periods.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, excluding for both periods presented the Hammel Gardens property which was sold in June 2017 and the Rotunda Icon property which is still in lease-up and not operating at full capacity, at the end of the Current Quarter and the Prior Year’s Quarter were $1,860 and $1,800, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $226,000 and $219,000, respectively.

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

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$7,314	$8,190	$2,198	$2,738
New	—	—	—	—
2nd Mortgages
Existing	—	—	—	—
Variable rate mortgages:
1st Mortgages
New	239	—	231	—
Construction loan-Rotunda	2,913	2,046	1,057	731
Credit line	35	—	25	—
Other	313	223	119	69
Total financing costs, gross	10,814	10,459	3,630	3,538
Amortization of mortgage costs	892	305	354	115
Total financing costs, net	11,706	10,764	3,984	3,653
Less amounts capitalized	—	(2,611)	—	(916)
Total financing costs expensed	$11,706	$8,153	$3,984	$2,737

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Nine Months and Current Quarter increased 8.8% and 9.1%, respectively, as compared to the prior year’s comparable periods which was primarily attributable to the Rotunda construction loan of approximately $115.3 million. Interest costs with respect to the Rotunda project can no longer be capitalized because the Rotunda project was substantially completed in the third quarter of Fiscal 2017. (See discussions under Liquidity and Capital Resources below.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,672,000 and $515,000, respectively, compared to $1,401,000 and $506,000, respectively, for the prior year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees.

Index

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $7,887,000 and $2,709,000, respectively, compared to $5,263,000 and $1,791,000, respectively, for the prior year’s comparable periods. The increase in depreciation was primarily attributable to the depreciation related to the assets at the Rotunda property becoming operational as the major redevelopment and expansion project at this property was substantially completed in the third quarter of Fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.8 million for the Current Nine Months compared to $8.2 million for the Prior Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at stabilized properties and other needs as may be required to maintain its status as a REIT.

As at July 31, 2017, FREIT had cash and cash equivalents totaling $6.4 million, compared to $10.9 million at October 31, 2016. The decrease in cash for the Current Nine Months is primarily attributable to $5.1 million in net cash used in financing activities and $0.2 million in net cash used in investing activities, including capital expenditures, offset by $0.8 million provided by operating activities.

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is Stop & Shop. On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provides for a $250,000 reduction in annual rent, will adversely affect FREIT’s future operating results.

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. If FREIT completes a like-kind exchange under Section 1031, FREIT may defer its income tax liability with respect to the $15.4 million capital gain from the sale of the Hammel Gardens property. The net proceeds from this sale, which were approximately $7 million, will be held in escrow until a replacement property is purchased. FREIT has identified a replacement property related to this exchange and has until December 9, 2017 to complete an acquisition.

On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease for the 81,160 square foot Macy’s store at the Preakness Shopping Center, effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000. Wayne PSC expects to re-position this space and re-lease to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated annual rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is fully re-leased.

Based on known capital commitments, existing vacancies, and reductions in rental income, the Board did not declare a dividend for the third quarter in order to provide FREIT with the liquidity it needs to face the challenges presented in 2017. The Board will continue to evaluate the dividend on a quarterly basis.

Credit Line: FREIT has a line of credit provided by the Provident Bank in the amount of approximately $12.8 million. The line of credit was for a two-year term ending on November 1, 2016, which was extended by the bank to November 1, 2017. FREIT expects the credit line will be extended for an additional period of 36 months when the current term expires on November 1, 2017. Draws against the credit line can be used for general corporate purposes, for property acquisitions, construction activities, and letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. Interest rates on draws will be set at the time of each draw for 30, 60, or 90-day periods, based on FREIT’s choice of the prime rate or at 175 basis points over the 30, 60, or 90-day LIBOR rates at the time of the draws. The interest rate on the line of credit has a floor of 3.25%. During the second quarter of Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of July 31, 2017, approximately $9.8 million was available under the line of credit.

On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. As of July 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of July 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements. FREIT is pursuing various options with the loan coming due and expects to refinance or extend the loan upon maturity.

Index

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $4.8 million which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheet.

As at July 31, 2017, FREIT’s aggregate outstanding mortgage debt was $324.6 million, which bears a weighted average interest rate of 4.2% and an average life of approximately 3.9 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2017	2018	2019	2021	2022	2023	2024	2025	2026
($ in millions)
Mortgage "Balloon" Payments	$115.3	$5.2	$67.7	$19.1	$14.4	$34.5	$9.0	$13.9	$18.2

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2017 and October 31, 2016:

($ in Millions)	July 31, 2017	October 31, 2016

Fair Value	$319.6	$331.3

Carrying Value	$322.6	$327.2

Fair values are estimated based on market interest rates at July 31, 2017 and October 31, 2016 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2017, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $6.6 million, and a 1% decrease would increase the fair value by $7 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held with Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan, secured by a shopping center in Frederick, Maryland, bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate of 3.74% based on the one-month LIBOR as of April 30, 2017, and (ii) net refinancing proceeds of approximately $1.1 million. The net refinancing proceeds have been used for general corporate purposes.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held with Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in the interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on its 40% membership interest in Wayne PSC, LLC. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 4 for additional information relating to the interest rate swap contract.)

Index

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

FREIT has variable interest rate mortgages securing its Damascus Centre, Regency and Wayne PSC properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($20,514,000 at July 31, 2017) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($16,200,000 at July 31, 2017) for the Regency swap and a notional amount of approximately $25,800,000 ($25,317,000 at July 31, 2017) for the Wayne PSC swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2017, the swap contract for the Regency property was in the counterparties’ favor and the swap contracts for the Damascus Centre and Wayne PSC properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized a loss of approximately $587,000 for the Regency swap which has been included as a liability in FREIT’s condensed consolidated balance sheet as at July 31, 2017 and a gain of approximately $137,000 for the Damascus Centre swaps and a gain of approximately $1,177,000 for the Wayne PSC swap, both of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at July 31, 2017. For the nine months ended July 31, 2017, FREIT recorded an unrealized gain of $2,518,000 in comprehensive income representing the change in fair value of the swaps during such period. For the nine months ended July 31, 2016, FREIT recorded an unrealized loss of $1,615,000 in comprehensive income representing the change in the fair value of the swaps during such period and a corresponding liability of approximately $1,792,000 for the Regency swap and $889,000 for the Damascus Centre swaps as of July 31, 2016. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding liability of $521,000 for the Damascus Centre swaps and $1,361,000 for the Regency swap and with a corresponding asset of $91,000 for the Wayne PSC swap as of October 31, 2016.

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

DEFERRED FEE PLAN

On September 4, 2014, the Board approved amendments to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. These amendments to the Deferred Fee Plan became effective on November 1, 2014. (See Note 13 for further details.)

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of their decision making process. These adjustments to GAAP net income are straight-line rents, recurring capital improvements on FREIT’s residential apartments and lease termination fees paid to buyout a lease. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is a superior measure of our operating performance. FREIT computes FFO and AFFO as follows:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$11,056	$3,434	$13,101	$1,457
Depreciation of consolidated properties	7,887	5,263	2,709	1,791
Amortization of deferred leasing costs	381	267	158	94
Distributions to minority interests	(360)	(375)	(90)	(30)
Gain on sale of property	(15,395)	(314)	(15,395)	(314)
Loan prepayment costs relating to property sale	1,139	—	1,139	—
FFO	$4,708	$8,275	$1,622	$2,998

Per Share - Basic and Diluted	$0.69	$1.22	$0.24	$0.44
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$4,708	$8,275	$1,622	$2,998
Deferred rents (Straight lining)	(552)	(251)	(241)	(276)
Capital Improvements - Apartments	(630)	(659)	(251)	(170)
Lease termination fee	620	—	—	—
AFFO	$4,146	$7,365	$1,130	$2,552

Per Share - Basic and Diluted	$0.61	$1.09	$0.17	$0.38

Weighted Average Shares Outstanding:
Basic	6,828	6,777	6,839	6,787
Diluted	6,831	6,777	6,839	6,800

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2017. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2017, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 8, 2017
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)