Form 10-K
period 2017-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2018-01-12
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2017

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

Emerging growth company ☐

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $98 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 28, 2017, the last business day of the registrant’s most recently completed second quarter.

As of January 12, 2018, the number of shares of beneficial interest outstanding was 6,740,069.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Shareholders to be held on April 5, 2018 are incorporated by reference in Part III of this Annual Report.

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

Fiscal Year 2017 Developments

(i)	FINANCING
(a)	On December 9, 2013, Grande Rotunda, LLC (FREIT’s 60% owned consolidated affiliate) closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28,

2018. As of October 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of October 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Grande Rotunda, LLC is in the process of negotiating new loan documents with Aareal Capital Corporation (“Aareal”) to refinance the existing Rotunda construction loan from Wells Fargo. Aareal has provided a term sheet to Grande Rotunda, LLC to provide $121.9 million in financing that would be used to repay the existing Wells Fargo construction loan, provide an additional $3.4 million for retail tenant improvements and leasing costs, and fund loan closing costs. The Aareal loan would have an initial term of two years and two one-year renewal options, would bear a floating interest rate at 285 basis points over the one-month LIBOR rate, and would be secured by the Rotunda property. The loan is subject to Aareal’s satisfaction with its due diligence reviews and the ultimate amount of the loan will be dependent upon the value of the Rotunda property as determined by an independent appraiser. Although Grande Rotunda, LLC expects that the Aareal loan will close in January 2018, there can be no assurance this loan will close. In the event that the Aareal loan does not close and Wells Fargo does not grant an extension of the existing construction loan beyond the current maturity date of February 28, 2018, Grande Rotunda, LLC would be at risk of defaulting under the Wells Fargo loan, which could result in Wells Fargo exercising its remedies under the loan including foreclosure of the property. As a guarantor of the Wells Fargo loan, FREIT would be responsible for 25% of the loan balance (approximately $29 million), in the event that Grande Rotunda, LLC defaults under the loan. (See Notes 4 and 8 to FREIT’s consolidated financial statements.)

(b)	On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line) and $9.9 million was available under the line of credit. (See Note 4 to FREIT’s consolidated financial statements.)
(c)	On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan, secured by a shopping center in Frederick, Maryland, bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate (as of April 30, 2017 the rate was 3.74% based on the one-month LIBOR at April 30, 2017), and (ii) net refinancing proceeds of approximately $1.1 million. The net refinancing proceeds have been used for general corporate purposes. (See Note 4 to FREIT’s consolidated financial statements.)
(ii)	CONSTRUCTION

The Rotunda property in Baltimore, Maryland (owned by Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 135,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units (referred to as “Icon”), an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of October 31, 2017, the residential section is approximately 84.7% leased and the retail space is approximately 75.9% leased.  FREIT expects Rotunda’s operations to stabilize in late 2018 to early 2019.  See “Item 1a-(i) (a)” under the caption Fiscal Year 2017 Developments for details on the financing of this project.

(iii)	PLANNED DISPOSITIONS & ACQUISITIONS

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions.  As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale.  FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property (see Notes 2 and 17 to FREIT’s consolidated financial statements for further details).

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2017 is included in Note 13 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2017, FREIT’s real estate holdings included (i) seven (7) apartment buildings or complexes containing a total of 1,392 rentable units after giving effect to the sale of a property on June 12, 2017 (See Item 1- a(iii) – “Planned Dispositions and Acquisitions”), (ii) nine (9) commercial properties (retail and office) containing a total of approximately 1,343,000 square feet of leasable space, including one (1) single tenant store – (a building located in Patchogue, New York formerly occupied as a supermarket), one (1) one-acre parcel subject to a ground lease, and (iii) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Grande Rotunda, LLC: FREIT owns a 60% membership interest in Grande Rotunda, which owns a 294,000 square foot mixed use property (office and retail) and a 379-unit residential apartment complex in Baltimore, Maryland that has substantially completed a major redevelopment and expansion project at the property in the third quarter of Fiscal 2016.

Damascus Centre, LLC: FREIT owns a 70% membership interest in Damascus Centre, LLC which owns a 144,000 square foot shopping center in Damascus, Maryland.

WestFREIT, Corp: FREIT owns a 100% membership interest in WestFREIT, Corp., which owns Westridge Square, a 253,000 square foot shopping center in Frederick, Maryland.

FREIT Regency, LLC: FREIT owns a 100% membership interest in FREIT Regency, LLC, which owns a 132-unit residential apartment complex located in Middletown, New York.

Employees

On October 31, 2017, FREIT and its subsidiaries had twenty-eight (28) full-time employees and eleven (11) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

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

Management Agreement

On April 10, 2002, FREIT and Hekemian & Co. Inc. (“Hekemian”) executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement was renewed on November 1, 2017 for a two-year term which will expire on October 31, 2019. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. Hekemian currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian certain fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provides for Resources to receive a fee equal to 6.375% of the development costs as defined in the development agreement, less the amount of $3 million previously paid to Hekemian for the Rotunda project. In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project (the $900,000 portion that has not yet been paid is included in accounts payable on FREIT’s consolidated balance sheets at October 31, 2017 and 2016). The minority ownership interest of Grande Rotunda, LLC is owned by Rotunda 100, LLC, which is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s Chief Executive Officer and Chairman, and Robert S. Hekemian, Jr., a Trustee of FREIT, and the members of the Hekemian family have majority management control of this entity. (See Note 8 to FREIT’s consolidated financial statements.)

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2017, FREIT’s aggregate outstanding mortgage debt was $323.4 million, which bears a weighted average interest rate of 4.25% and an average life of 3.8 years. FREIT has mortgage loans against certain properties which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2017 with respect to each of these properties.

FREIT is highly leveraged and will continue to be for the foreseeable future. This level of indebtedness results in increased debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of

FREIT’s mortgage loans are being amortized over a period that is longer than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. See “Liquidity and Capital Resources” under Item 7.

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

Neither FREIT’s Amended and Restated Declaration of Trust, as amended, nor any policy statement formally adopted by the Board limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT), which may be incurred by FREIT. Accordingly, FREIT may incur additional secured or unsecured indebtedness in the future in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT could bear interest at rates which are higher than the rates on FREIT’s existing debt. Future debt incurred by FREIT could also bear interest at a variable rate. Increases in interest rates would increase FREIT’s variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT and its ability to make distributions to shareholders and to pay amounts due on its debt or cause FREIT to be in default under its debt. Further, in the future, FREIT may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms which are acceptable to FREIT. In such event, FREIT might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT.

Grande Rotunda, LLC is in the process of negotiating new loan documents with Aareal Capital Corporation (“Aareal”) to refinance the existing Rotunda construction loan from Wells Fargo. Aareal has provided a term sheet to Grande Rotunda, LLC to provide $121.9 million in financing that would be used to repay the existing Wells Fargo construction loan, provide an additional $3.4 million for retail tenant improvements and leasing costs, and fund loan closing costs. The Aareal loan would have an initial term of two years and two one-year renewal options, would bear a floating interest rate at 285 basis points over the one-month LIBOR rate, and would be secured by the Rotunda property. The loan is subject to Aareal’s satisfaction with its due diligence reviews and the ultimate amount of the loan will be dependent upon the value of the Rotunda property as determined by an independent appraiser. Although Grande Rotunda, LLC expects that the Aareal loan will close in January 2018, there can be no assurance this loan will close. In the event that the Aareal loan does not close and Wells Fargo does not grant an extension of the existing construction loan beyond the current maturity date of February 28, 2018, Grande Rotunda, LLC would be at risk of defaulting under the Wells Fargo loan, which could result in Wells Fargo exercising its remedies under the loan including foreclosure of the property. As a guarantor of the Wells Fargo loan, FREIT would be responsible for 25% of the loan balance (approximately $29 million), in the event that Grande Rotunda, LLC defaults under the loan.

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

As at October 31, 2017, the following table lists the ten (10) largest commercial tenants, which account for approximately 50.3% of FREIT’s leased commercial rental space and 33.9% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Stores, Inc.	Westridge Square	85,992	3.8%
Kmart Corporation	Westwood Plaza	84,254	1.8%
Stop & Shop Supermarket Co.	Preakness	61,020	3.6%
Safeway Stores, Inc.	Damascus Center	58,358	5.4%
H-Mart Frederick, LLC	Westridge Square	55,300	3.6%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	5.1%
Cobb Theaters IV LLC	Rotunda	35,000	4.4%
TJ MAXX	Westwood Plaza	28,480	3.1%
T-Bowl, Inc.	Preakness	27,195	1.9%
Gold's Gym	Westridge Square	20,680	1.3%

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make distributions to its shareholders, could be adversely affected.

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provides for a $250,000 reduction in annual rent, has adversely affected and will adversely affect FREIT’s future operating results. (See Note 16 to FREIT’s consolidated financial statements.)

On January 4, 2017, Macy’s, Inc. announced its intention to close several of its department stores across the United States, including the approximately 81,160 square foot Macy’s anchor store located at the Preakness Shopping Center in Wayne, New Jersey. Wayne PSC, a 40% owned consolidated affiliate of FREIT, owns and operates this shopping center in which Macy’s operated its store under a long-term lease and was paying annual rent of approximately $234,000 ($2.88 per square foot) with no future rent escalations for the remaining term and option periods of the lease. On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000, which has been fully expensed in the second quarter of Fiscal 2017. Wayne PSC expects to re-position this space and re-lease it to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated annual rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is fully re-leased. (See Note 16 to FREIT’s consolidated financial statements.)

The Great Atlantic and Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. (“A&P”), filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015. FREIT recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision had no impact on cash flow but it did have an impact on funds from operations. As a result of the lease having been rejected, FREIT is losing annual rents of approximately $1.4 million until the store is re-leased. (See Note 15 to FREIT’s consolidated financial statements.)

On February 3, 2012, Grande Rotunda, LLC, entered into a lease termination agreement (“Agreement”) with Giant of Maryland, LLC (“Giant”), the tenant and operator of the 35,994 sq. ft. Giant supermarket at the Rotunda. Under the terms of the Agreement, Giant agreed to (i) waive its right to extend the term of the lease through March 31, 2035, (ii) terminate the lease and surrender the premises to Grande Rotunda, LLC no later than the earlier of commencement of the redevelopment of the property or March 31, 2015, and (iii) notwithstanding any earlier termination date, continue to pay monthly fixed rent payments plus its share of common area maintenance charges and taxes for the Rotunda property through March 31, 2015. Grande Rotunda, LLC has agreed (i) not to lease more than 20,000 sq. ft. of any space in the property for use as a food supermarket through March 31, 2035, and (ii) if Grande Rotunda, LLC decides to lease such space for use as a food supermarket, it must first offer Giant the space for the same use under terms acceptable to Grande Rotunda, LLC and Giant will have thirty days to accept the offer before the space may be leased to a third party. In November 2013, FREIT entered into a lease agreement with Mom’s Organic Market Inc., for approximately 14,300 square feet which was subsequently expanded in March 2014 by approximately 3,250 square feet. In accordance with the agreement Grande Rotunda, LLC has with Giant, Grande Rotunda, LLC first offered the lease of this space to Giant which declined the offer.

During Fiscal 2011, FREIT was notified by Giant, the former tenant and operator of the 55,330 sq. ft. supermarket at the Westridge Square shopping center, that it would not extend the term of its lease, which expired on October 31, 2011. On July 27, 2012, FREIT signed a lease agreement with G-Mart Frederick, Inc., the operator of an international grocery store chain (“G-Mart”), for a significant portion (40,000 square feet) of the space previously occupied by Giant. G-Mart opened for business at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 square foot space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet. H-Mart opened in May 2017 and has been paying rent since May 2015. All of the tenant improvements related to G-Mart were utilized for H-Mart.

There were no other material lease expirations during Fiscal 2017 and Fiscal 2016. There are no additional material lease expirations expected during Fiscal 2018.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders.

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

Each of the apartment buildings or complexes owned by FREIT is subject to some form of rent control ordinance which limits the amount by which FREIT can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT can charge for vacated units, except for Westwood Hills, The Boulders at Rockaway, Station Place and Icon which are not subject to any rent control law or regulation.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. The improvement in the U.S. economy has been uneven, but trending data seem to indicate the recovery has finally gained traction. The following U.S. developments and factors are positive: (a) the improvement in the housing market is expected to continue and drag along ancillary services; (b) falling energy prices helping keep inflation low; (c) increasing consumer confidence should continue to push spending modestly higher; (d) private sector employment is expected to continue to grow steadily; and (e) credit availability has improved. These factors should aid economic growth in the United States. However, there are factors that can be a drag on long-term economic growth, including, without limitation: (i) continued political gridlock in the federal government; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) a dramatic international crisis; (v) increasing concerns regarding terrorism; and (vi) rising healthcare costs.

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

Development and construction risks: As part of its investment strategy, FREIT seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. FREIT has recently substantially completed a major redevelopment and expansion project, with the exception of retail tenant improvements, at the Rotunda property in Baltimore, Maryland. Development and construction activities are challenged with the following risks, which may adversely affect FREIT’s cash flow:

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

As of October 31, 2017, FREIT had approximately $181.8 million of non-recourse mortgage debt subject to fixed interest rates, and approximately $141.7 million of variable interest rate debt of which $115.3 million related to outstanding draws on the Grande Rotunda, LLC construction loan and $3.1 million related to outstanding draws on FREIT’s line of credit. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent FREIT is unable to refinance its indebtedness on acceptable terms, FREIT may need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $13 million credit line (of which $9.9 million was available as of October 31, 2017), and the Grande Rotunda, LLC construction loan, which was entered into on December 9, 2013, contain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders. In prior years, FREIT conducted environmental audits for all of its properties except for its undeveloped land and retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except for the Preakness Shopping center in Wayne, New Jersey which has been remediated by the seller, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require remediation pursuant to any applicable federal or state law or regulations.

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

Residential Apartment Properties as of October 31, 2017:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/17	Average Monthly Rent per Unit @ 10/31/17	Average Monthly Rent per Unit @ 10/31/16	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Berdan Court	1965	176	96.8%	$1,783	$1,725	$17,705	$1,705
Wayne, NJ

Regency Club	2014	132	98.2%	$1,608	$1,515	$16,200 (5)	$19,655
Middletown, NY

Steuben Arms	1975	100	97.6%	$1,558	$1,516	$10,456	$828
River Edge, NJ

Westwood Hills (1)	1994	210	96.7%	$1,804	$1,756	$20,628	$9,515
Westwood Hills, NJ

Pierre Towers (2)	2004	266	93.3%	$2,445	$2,434	$29,198	$38,818
Hackensack, NJ

Boulders (3)	2006	129	95.9%	$2,019	$2,046	$16,660	$15,970
Rockaway, NJ

Icon (4)	2016	379	51.3%	$2,032	$1,629	$67,921 (6)	$90,741
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
(6) On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR through February 28, 2018. As of October 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of October 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements. Approximately 58.9% of this outstanding loan balance was allocated to the residential segment based on proportionate percentages set forth in the construction loan agreement dated December 9, 2013. (See Note 4 to FREIT’s consolidated financial statements.)

Commercial Properties as of October 31, 2017:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/17	Average Annualized Rent per Sq. Ft. @ 10/31/17 *	Average Annualized Rent per Sq. Ft. @ 10/31/16 *	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,672	84.7%	$16.51	$33.04	None (1)	$106

Franklin Crossing	1966 (2)	87,661	95.8%	$22.11	$24.31	None (1)	$7,071
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	97.4%	$13.37	$14.34	$20,220	$7,612
Westwood, NJ

Westridge Square (3)	1992	252,733	91.4%	$13.61	$14.32	$23,241 (11)	$14,992
Frederick, MD

Single Tenant Store (4)	1997	63,932	0.0%	$0.00	$0.00	$5,231 (8)	$6,492
Patchogue, NY

Preakness Center (5)	2002	322,065	71.1%	$14.15	$14.99	$25,102 (13)	$25,579
Wayne, NJ

Damascus Center (6)	2003	143,815	79.9%	$17.78	$17.14	$20,357 (9)	$27,290
Damascus, MD
				.	.
The Rotunda (7)	2005	293,996 (12)	62.4%	$31.55	$36.99	$47,395 (10)	$65,606
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Land lease

* Average annualized rent per sq. ft. includes the impact of straight-line rent escalations and the amortization of rent concessions and abatements.

(1) Security for draws against FREIT's Credit Line. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line) and $9.9 million was available under the line of credit.
(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,661 sq. ft. center that opened in October 1997.
(3) FREIT owns a 100% interest in WestFREIT Corp, that owns the center.
(4) A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015. See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information. See also Note 15 to the consolidated financial statements.
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
(10) On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR through February 28, 2018. As of October 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of October 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements. Approximately 41.1% of this outstanding loan balance was allocated to the commercial segment based on proportionate percentages set forth in the construction loan agreement dated December 9, 2013. (See Note 4 to FREIT’s consolidated financial statements.)
(11) On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held with Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan, secured by a shopping center in Frederick, Maryland, bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months.
(12) A major redevelopment and expansion project was substantially completed in the third quarter of Fiscal 2016, which included modernization of the office building containing 136,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building and an additional 75,000 square feet of new retail space.
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

Supplemental Segment Information:

Commercial lease expirations at October 31, 2017 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	12	15,347	1.5%	$ 348,877	$ 22.73
2018	26	72,311	7.2%	$ 1,585,520	$ 21.93
2019	18	60,674	6.0%	$ 1,319,497	$ 21.75
2020	18	52,362	5.2%	$ 1,525,318	$ 29.13
2021	29	114,142	11.4%	$ 2,811,642	$ 24.63
2022	29	306,261	30.5%	$ 3,570,070	$ 11.66
2023	9	19,617	2.0%	$ 480,082	$ 24.47
2024	6	36,278	3.6%	$ 839,229	$ 23.13
2025	4	19,422	1.9%	$ 374,679	$ 19.29
2026	8	78,550	7.8%	$ 1,247,545	$ 15.88
2027	9	26,557	2.6%	$ 809,993	$ 30.50
2028	2	10,505	1.0%	$ 275,544	$ 26.23
2029	1	58,358	5.8%	$ 998,505	$ 17.11
2030	1	55,300	5.5%	$ 663,600	$ 12.00
2031	1	17,550	1.7%	$ 403,650	$ 23.00
2032	2	24,846	2.5%	$ 459,876	$ 18.51
2037	1	35,000	3.5%	$ 822,500	$ 23.50

Land Under Development and Vacant Land as of October 31, 2017:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)	All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its revenue from any single lease agreement.

In Fiscal 2017 and Fiscal 2016, none of FREIT’s properties accounted for over 15% of FREIT’s total consolidated revenue. In Fiscal 2015, FREIT had one (1) property that accounted for over 15% of FREIT’s total consolidated revenue: within FREIT’s residential segment, Pierre Towers in Hackensack, New Jersey accounted for 15.2% of total consolidated revenue in Fiscal 2015.

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

FREIT and its subsidiaries’ commercial properties have sixteen (16) anchor/major tenants, which account for approximately 59.4% of the space leased. The balance of the space is leased to one hundred fifty-six (156) satellite and office tenants. The following table lists the anchor / major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leasable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	252,733	Burlington Stores, Inc.	21
Frederick, MD			H-Mart
			Gold's Gym
Franklin Crossing	(SC)	87,661	Stop & Shop	19
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,275	Kmart Corp	17
Westwood, NJ			TJMaxx
Preakness Center (1) (2)	(SC)	322,065	Stop & Shop	29
Wayne, NJ			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (3)	(SC)	143,815	Safeway Stores	23
Damascus, MD
The Rotunda (4)	(O)	135,964	Clear Channel Broadcasting	36
Baltimore, MD			The Association of Universities For Research in Astronomy, Inc.

	(SC)	158,032	Rite Aid Corporation	10
			Mom's Organic Market
			Cobb Theatres
Patchogue, NY (5)	(SC)	63,932	-	-
Glen Rock, NJ	(SC)	4,672	-	1

(1) On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease for the 81,160 square foot Macy’s store at the Preakness Shopping Center, effective as of April 15, 2017.  To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000.  Wayne PSC expects to re-position this space and re-lease to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.  See also Note 16 to the consolidated financial statements.

(2) FREIT has a 40% interest in this property.

(3) FREIT has a 70% interest in this property.

(4) FREIT has a 60% interest in this property. A major redevelopment and expansion project was substantially completed in the third quarter of  Fiscal 2016, which included modernization of the office building containing 135,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building and an additional 75,000 square feet of new retail space.

(5) A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015.   See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.  See also Note 15 to the consolidated financial statements.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 75.6%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The lower average occupancy level is attributed to the additional approximately 75,000 square feet of leasable space at the Rotunda as a result of the major redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016 and Macy’s vacating its space at the Preakness Shopping Center located in Wayne, New Jersey in April 2017.

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 74.7% occupancy rate with respect to FREIT’s available apartment units. The lower average occupancy level is attributed to the continued lease-up at the Icon as a result of the major redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016.

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

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 12, 2018, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2017
First Quarter	$21.00	$21.60
Second Quarter	$19.00	$19.65
Third Quarter	$17.50	$17.65
Fourth Quarter	$15.35	$15.99

	Bid	Asked
Fiscal Year Ended October 31, 2016
First Quarter	$17.35	$18.00
Second Quarter	$19.76	$21.00
Third Quarter	$20.70	$22.00
Fourth Quarter	$20.55	$21.50

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the Board. Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2017, FREIT paid a dividend of $0.15 per share for the first quarter, and did not pay any dividends for the balance of the fiscal year. For Fiscal 2016 and the prior three (3) years, FREIT has paid an annual dividend of at least $1.20 per share.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2017 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2017	2016	2015	2014	2013
	(In Thousands)
Total assets	$372,957	$367,971	$352,115	$301,555	$244,251

Mortgage loans	$323,435	$329,719	$307,899	$251,552	$199,423

Common equity	$17,838	$2,834	$7,544	$15,727	$14,869

Weighted average shares outstanding:
Basic	6,833	6,783	6,778	6,908	6,942
Diluted	6,833	6,784	6,778	6,908	6,942

INCOME STATEMENT DATA:
Years Ended October 31,	2017	2016	2015	2014	2013
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue from real estate operations	$51,634	$46,254	$44,783	$42,430	$41,337

Expenses:
Real estate operations	26,233	21,797	21,062	19,492	18,127
Lease termination fee	620	—	—	—	—
Straight line rent adjustment - bankrupt tenant	—	—	1,046	—	—
General and administrative expenses	2,129	2,034	2,029	1,396	1,623
Depreciation	10,669	7,852	6,883	6,346	6,233
Total expenses	39,651	31,683	31,020	27,234	25,983

Operating income	11,983	14,571	13,763	15,196	15,354

Investment income	206	150	150	184	191
Gain on sale of property	15,395	314	—	—	—
Loan prepayment costs relating to property sale	(1,139)	—	—	—	—
Acquisition expenses-Regency	—	—	—	(648)	—
Interest expense including amortization
of deferred financing costs	(15,762)	(11,936)	(11,001)	(11,309)	(11,945)
Income from continuing operations	10,683	3,099	2,912	3,423	3,600

Discontinued operations:
Income from discontinued operations	—	—	—	7	797
Gain on sale of discontinued operations	—	—	—	8,734	3,545
Net income	10,683	3,099	2,912	12,164	7,942

Net (income) loss attributable to noncontrolling interests in subsidiaries	2,433	(94)	(281)	(507)	(493)
Net income attributable to common equity	$13,116	$3,005	$2,631	$11,657	$7,449

Basic and diluted earnings per share:
Continuing operations	$1.92	$0.44	$0.39	$0.42	$0.45
Discontinued operations	—	—	—	1.27	0.62
Net income	$1.92	$0.44	$0.39	$1.69	$1.07

Cash dividends declared per common share	$0.15	$1.20	$1.20	$1.20	$1.56

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The economic and financial environment: The U.S. economy grew throughout the year reaching an average annualized rate of 3% in the third quarter of 2017. Employment remains healthy and real income grew at a solid pace further driving the Federal Reserve to increase lending rates. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect refinancing of mortgages coming due in the short-term.

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

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. As of October 31, 2017, the residential section is approximately 84.7% leased and the retail space is approximately 75.9% leased. FREIT expects Rotunda’s operations to stabilize in late 2018 to early 2019.

Debt Financing Availability: Financing for development projects has been available to FREIT and its affiliates. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018. As of October 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of October 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Grande Rotunda, LLC is in the process of negotiating new loan documents with Aareal Capital Corporation (“Aareal”) to refinance the existing Rotunda construction loan from Wells Fargo. Aareal has provided a term sheet to Grande Rotunda, LLC to provide $121.9 million in financing that would be used to repay the existing Wells Fargo construction loan, provide an additional $3.4 million for retail tenant improvements and leasing costs, and fund loan closing costs. The Aareal loan would have an initial term of two years and two one-year renewal options, would bear a floating interest rate at 285 basis points over the one-month LIBOR rate, and would be secured by the Rotunda property. The loan is subject to Aareal’s satisfaction with its due diligence reviews and the ultimate amount of the loan will be dependent upon the value of the Rotunda property as determined by an independent appraiser. Although Grande Rotunda, LLC expects that the Aareal loan will close in January 2018, there can be no assurance this loan will close. In the event that the Aareal loan does not close and Wells Fargo does not grant an extension of the existing construction loan beyond the current maturity date of February 28, 2018, Grande Rotunda, LLC would be at risk of defaulting under the Wells Fargo loan, which could result in Wells Fargo exercising its remedies under the loan including foreclosure of the property. As a guarantor of the Wells Fargo loan, FREIT would be responsible for 25% of the loan balance (approximately $29 million), in the event that Grande Rotunda, LLC defaults under the loan.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line) and $9.9 million was available under the line of credit.

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan, secured by a shopping center in Frederick, Maryland, bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate (as of April 30, 2017 the rate was 3.74% based on the one-month LIBOR at April 30, 2017), and (ii) net refinancing proceeds of approximately $1.1 million. The net refinancing proceeds have been used for general corporate purposes.

On September 29, 2016, Wayne PSC, LLC refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC.

On April 22, 2016, People’s United Bank agreed to a take-down of the second tranche of its loan to Damascus Centre, LLC in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying consolidated balance sheets) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.53% over the term of the second tranche of this loan.

Operating Cash Flow: FREIT expects that cash provided by net operating income will be adequate to cover mandatory debt service payments (excluding balloon payments), necessary capital improvements at stabilized properties and other needs as may be required to maintain its status as a REIT.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as at October 31, 2017 and October 31, 2016, and for the years ended October 31, 2017, 2016 and 2015. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Results of Operations:

Fiscal Years Ended October 31, 2017 and 2016

Summary revenues and net income for the fiscal years ended October 31, 2017 (“Fiscal 2017”) and October 31, 2016 (“Fiscal 2016”) are as follows:

	Years Ended October 31,
	2017	2016	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$24,748	$23,202	$1,546
Residential properties	26,886	23,052	3,834
Total real estate revenues	51,634	46,254	5,380

Operating expenses:
Real estate operations	26,233	21,797	4,436
Lease termination fee	620	—	620
General and administrative	2,129	2,034	95
Depreciation	10,669	7,852	2,817
Total operating expenses	39,651	31,683	7,968

Operating income	11,983	14,571	(2,588)

Investment income	206	150	56
Gain on sale of property	15,395	314	15,081
Loan prepayment costs relating to property sale	(1,139)	—	(1,139)
Financing costs	(15,762)	(11,936)	(3,826)
Net income	10,683	3,099	7,584

Net (income) loss attributable to noncontrolling
interests in subsidiaries	2,433	(94)	2,527
Net income attributable to common equity	$13,116	$3,005	$10,111

Earnings per share - basic and diluted:	$1.92	$0.44	$1.48

Weighted average shares outstanding:
Basic	6,833	6,783
Diluted	6,833	6,784

Real estate revenue for Fiscal 2017 increased 11.6% to $51,634,000 compared to $46,254,000 for Fiscal 2016. The increase in revenue was primarily attributable to an increase in the average occupancy rates at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property. This increase was partially offset by the loss of revenue from a lease with Pathmark (a subsidiary of the Great Atlantic & Pacific Tea Company (“A&P”)) as a result of A&P’s bankruptcy filing at the Patchogue, New York property, the loss of revenue resulting from the sale of the Rochelle Park property in June 2016, the sale of the Hammel Gardens property in June 2017, and Macy’s vacating the Preakness Shopping Center in Wayne, New Jersey in April 2017.

Net income attributable to common equity (“net income common-equity”) for Fiscal 2017 was $13,116,000 ($1.92 per share basic and diluted), compared to $3,005,000 ($0.44 per share basic and diluted) for Fiscal 2016. Excluding the impact of the sale of the Hammel Gardens property, net income common-equity was a loss of $1,140,000 or ($0.17) per share. Fiscal 2017 net income common-equity includes the following: a $15.4 million gain from the sale of FREIT’s Hammel Gardens property on June 12, 2017 offset by a $1.1 million loan prepayment cost related to this sale; a loss of $4.6 million at the Rotunda property driven by the substantial completion of the major redevelopment and expansion project at the property in the third quarter of Fiscal 2016, resulting in the cessation of capitalization of certain costs in the current year; and a $620,000 termination fee payment made by Wayne PSC, LLC (“Wayne PSC”) to terminate the lease and take possession of the Macy’s space at the Preakness Shopping Center in Wayne, New Jersey, which impacted net income-common equity by approximately $(250,000) based on FREIT’s 40% ownership in Wayne PSC. Fiscal 2016 net income common-equity includes the following: a loss of $1.4 million at the Rotunda property driven by the substantial completion of the major redevelopment and expansion project at the property in the third quarter of Fiscal 2016, resulting in the cessation of capitalization of certain costs in fourth quarter of Fiscal 2016; and a $314,000 gain relating to the sale of FREIT’s Rochelle Park, New Jersey property on June 17, 2016.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2017 and 2016:

NET INCOME COMPONENTS
	Years Ended October 31,
	2017	2016	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$12,957	$12,541	$416
Residential properties	12,444	11,916	528
Total income from real estate operations	25,401	24,457	944

Financing costs:
Fixed rate mortgages	(9,462)	(10,871)	1,409
Floating rate - Rotunda loan	(4,014)	(2,840)	(1,174)
Floating rate mortgages	(476)	—	(476)
Credit line	(69)	—	(69)
Other - Corporate interest	(443)	(293)	(150)
Mortgage cost amortization	(1,298)	(543)	(755)
Less amounts capitalized	—	2,611	(2,611)
Total financing costs	(15,762)	(11,936)	(3,826)

Investment income	206	150	56

General & administrative expenses:
Accounting fees	(521)	(535)	14
Legal & professional fees	(74)	(76)	2
Trustee fees	(947)	(898)	(49)
Stock option expense	(122)	(94)	(28)
Corporate expenses	(465)	(431)	(34)
Total general & administrative expenses	(2,129)	(2,034)	(95)

Depreciation	(10,669)	(7,852)	(2,817)
Adjusted net income (loss)	(2,953)	2,785	(5,738)

Gain on sale of property	15,395	314	15,081
Loan prepayment costs relating to property sale	(1,139)	—	(1,139)
Lease termination fee	(620)	—	(620)
Net income	10,683	3,099	7,584

Net (income) loss attributable to noncontrolling interests
in subsidiaries	2,433	(94)	2,527
Net income attributable to common equity	$13,116	$3,005	$10,111

Adjusted net income/(loss) for Fiscal 2017 was ($2,953,000) (($0.43) per share basic and diluted), compared to $2,785,000 ($0.41 per share basic and diluted) for Fiscal 2016. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain and loan prepayment costs related to the sale of Hammel Gardens in Maywood, New Jersey in Fiscal 2017; a lease termination fee paid in Fiscal 2017; and a gain related to the sale of Rochelle Park, New Jersey in Fiscal 2016. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2017, as compared to Fiscal 2016 (See below for definition of NOI.):

	Commercial				Residential						Combined
	Years Ended				Years Ended						Years Ended
	October 31,		Increase (Decrease)		October 31,				Increase (Decrease)		October 31,
	2017	2016	$	%	2017		2016		$	%	2017	2016
	(In Thousands)				(In Thousands)						(In Thousands)
Rental income	$18,247	$17,499	$748	4.3%	$26,476		$22,673		$3,803	16.8%	$44,723	$40,172
Reimbursements	5,550	5,148	402	7.8%	47		10		37	370.0%	5,597	5,158
Other	317	47	270	574.5%	363		269		94	34.9%	680	316
Total revenue	24,114	22,694	1,420	6.3%	26,886		22,952		3,934	17.1%	51,000	45,646

Operating expenses	11,791	10,661	1,130	10.6%	14,442		11,136		3,306	29.7%	26,233	21,797
Net operating income	$12,323	$12,033	$290	2.4%	$12,444		$11,816		$628	5.3%	24,767	23,849
Gain on sale of property	$—	$314	$(314)	-100.0%	$15,395		$—		$15,395	100.0%	15,395	314
Loan prepayment costs relating to property sale	$—	$—	$—	0.0%	$(1,139)		$—		$(1,139)	-100.0%	(1,139)	—

Average Occupancy %	75.7%	75.0%		0.7%	83.8	%*	71.6	%*		12.2%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	634	608
Lease termination fee	(620)	—
Investment income	206	150
General and administrative expenses	(2,129)	(2,034)
Depreciation	(10,669)	(7,852)
Financing costs	(15,762)	(11,936)
Net income	10,683	3,099
Net (income) loss attributable to noncontrolling interests	2,433	(94)
Net income attributable to common equity	$13,116	$3,005

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

Same Property NOI: FREIT considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT defines same property within both the commercial and residential segments to be those properties that FREIT has owned and operated for both the current and prior periods presented, excluding those properties that FREIT acquired or redeveloped during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment but may still be in operation at less than full capacity, and/or any property that has been sold is not considered same property.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2017 increased by 6.3% and 2.4%, respectively, as compared to Fiscal 2016. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the office and new retail space partially offset by the loss of revenue from a lease with Pathmark (a subsidiary of A&P) at the Patchogue, New York property, which was rejected as of December 31, 2015 as a result of A&P’s bankruptcy filing, and a loss of revenue resulting from the sale of the Rochelle Park property in June 2016 and Macy’s vacating its space at the Preakness Shopping Center in Wayne, New Jersey in April 2017.

Same Property Operating Results: FREIT’s commercial segment contains eight (8) same properties. (See definition of same property under Segment Information above.) Since the Rotunda property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and was in operation for less than a full year in the prior year and the Rochelle Park property was sold in the prior year, both have been excluded from same property results for all periods presented. For Fiscal 2017, same property revenue and NOI for FREIT’s commercial segment decreased by 2.1% and 6%, respectively, as compared to Fiscal 2016 primarily driven by the rejection of the Pathmark lease at the Patchogue, New York property and the termination of the Macy’s lease at the Preakness Shopping Center.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2017. The 8.5% decline in the retail weighted average lease rate is primarily attributable to the Stop and Shop lease modification whereby annual rent was reduced by approximately $250,000 (see Note 16 to FREIT’s consolidated financial statements for further details).

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	25	225,744	$13.80	$15.08	-8.5%	$—	$0.24

Non-comparable leases	11	28,095	$42.83	N/A	N/A	$2.47	$1.73

Total leasing activity	36	253,839

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	5	5,954	$25.37	$23.14	9.6%	$1.48	$0.83

Non-comparable leases	4	17,066	$28.14	N/A	N/A	$6.13	$1.11

Total leasing activity	9	23,020

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions of existing tenant leases.

The US economic recovery continued to show signs of improvement while there continues to be some uncertainty in the retail environment. Average occupancy rates for Fiscal 2017, increased 0.7% from last year’s comparable period which was primarily attributed to an increase in occupancy at the Rotunda property due to continued lease up at the property offset by the decline in occupancy at Wayne PSC due to Macy’s vacating its space at the Preakness Shopping Center in April 2017 and the decline in occupancy at the Patchogue property due to the rejection of the Pathmark lease in December 2015. Excluding the impact of the Rotunda property, average occupancy for Fiscal 2017 decreased 5% from last year’s comparable period which was primarily driven by the rejection of the Pathmark lease at the Patchogue, New York property and the termination of the Macy’s lease at the Preakness Shopping Center.

FREIT is currently in the negotiation process with potential tenants for the new, currently available retail space constructed at the Rotunda property. As of October 31, 2017, approximately 75.9% of the retail space at the Rotunda property is leased and 63.5% is occupied.

DEVELOPMENT ACTIVITIES

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 135,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of October 31, 2017, the residential section is approximately 84.7% leased and the retail space is approximately 75.9% leased. FREIT expects the Rotunda’s operations to stabilize in late 2018 to early 2019.

With regard to the Rotunda’s redevelopment project, approximately $132.9 million has been incurred through October 31, 2017, of which $3.7 million was written-off in Fiscal 2012 as a result of revisions to the scope of the redevelopment project. All planning and feasibility study costs, as well as all ongoing construction costs related to the project which were previously capitalized to Construction In Progress (“CIP”) are no longer being capitalized and have been placed into service in the fourth quarter of Fiscal 2016 as the project became operational.

On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to

$116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018.

Grande Rotunda, LLC is in the process of negotiating new loan documents with Aareal Capital Corporation (“Aareal”) to refinance the existing Rotunda construction loan from Wells Fargo. Aareal has provided a term sheet to Grande Rotunda, LLC to provide $121.9 million in financing that would be used to repay the existing Wells Fargo construction loan, provide an additional $3.4 million for retail tenant improvements and leasing costs, and fund loan closing costs. The Aareal loan would have an initial term of two years and two one-year renewal options, would bear a floating interest rate at 285 basis points over the one-month LIBOR rate, and would be secured by the Rotunda property. The loan is subject to Aareal’s satisfaction with its due diligence reviews and the ultimate amount of the loan will be dependent upon the value of the Rotunda property as determined by an independent appraiser. Although Grande Rotunda, LLC expects that the Aareal loan will close in January 2018, there can be no assurance this loan will close. In the event that the Aareal loan does not close and Wells Fargo does not grant an extension of the existing construction loan beyond the current maturity date of February 28, 2018, Grande Rotunda, LLC would be at risk of defaulting under the Wells Fargo loan, which could result in Wells Fargo exercising its remedies under the loan including foreclosure of the property. As a guarantor of the Wells Fargo loan, FREIT would be responsible for 25% of the loan balance (approximately $29 million), in the event that Grande Rotunda, LLC defaults under the loan.Through October 31, 2017, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, who are FREIT and Rotunda 100, LLC, and who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) approximately $115.3 million in draws on the construction line with Wells Fargo Bank (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of October 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.2 million which is included in “Due to affiliate” on the accompanying consolidated balance sheet.

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment buildings or complexes totaling 1,392 apartment units. On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property. (See Note 2 and Note 17 to FREIT’s consolidated financial statements.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2017 increased by 17.1% and 5.3%, respectively, as compared to Fiscal 2016. The increase in revenue and NOI for Fiscal 2017 was primarily attributable to: (a) the addition of the operating results of the Icon, which is the residential property located at the Rotunda in Baltimore, Maryland (See discussion below), (b) an increase in base rent, (c) an increase in the average occupancy level of 12.2% as compared to the prior year partially offset by (d) loss of income resulting from the sale of the Hammel Gardens property in June 2017.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon was excluded from same property results for all periods presented because this property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and was in operation for less than a full year in the prior year. The Hammel Gardens property was excluded from same property results for all periods presented because this property was sold in June 2017. Same property revenue and NOI increased by 4% and 2.1%, respectively, from Fiscal 2016. The changes resulted from the factors discussed in the immediately preceding paragraph. Exclusive of the Icon property, average occupancy for Fiscal 2017 increased 0.8% over the prior year’s comparable period.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, excluding for both fiscal years presented the Hammel Gardens property which was sold in June 2017 and the Rotunda Icon property which is still in lease-up and not operating at full capacity, at the end of Fiscal 2017 and Fiscal 2016 were $1,863 and $1,810, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $226,000 and $219,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place (acquired on December 7, 2017) were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Years Ended October 31,
	2017	2016
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$9,462	$10,742
New	—	129
2nd Mortgages
Existing	—	—
Variable rate mortgages:
1st Mortgages
New	476	—
Construction loan-Rotunda	4,014	2,840
Credit line	69	—
Other	443	293
Total financing costs, gross	14,464	14,004
Amortization of mortgage costs	1,298	543
Total financing costs, net	15,762	14,547
Less amounts capitalized	—	(2,611)
Total financing costs expensed	$15,762	$11,936

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2017 increased 8.4% as compared to Fiscal 2016 which was primarily attributable to the Rotunda construction loan of approximately $115.3 million. Interest costs with respect to the Rotunda project can no longer be capitalized because the Rotunda project was substantially completed in the third quarter of Fiscal 2016. (See Note 4 to FREIT’s consolidated financial statements for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2017 was $206,000 as compared to $150,000 for the prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a Trustee of FREIT, for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and for their equity investments (through Damascus 100, LLC) in Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2017, G & A was $2,129,000 as compared to $2,034,000 for the prior year’s period. The primary components of G&A are accounting fees, legal and professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense from operations for Fiscal 2017 was $10,669,000 as compared to $7,852,000 for the prior year’s period. The increase in depreciation was primarily attributable to the depreciation related to assets at the Rotunda property becoming operational as the major redevelopment and expansion project at this property was substantially completed in the third quarter of Fiscal 2016.

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

Real estate revenue for Fiscal 2016 increased 3.3% to $46,254,000 compared to $44,783,000 for Fiscal 2015. Net income attributable to common equity (“net income common-equity”) for Fiscal 2016 was $3,005,000 ($0.44 per share basic and diluted), compared to $2,631,000 ($0.39 per share basic and diluted) for Fiscal 2015. Included in net income-common equity for Fiscal 2016 was a net loss of approximately $1.4 million primarily attributable to the substantial completion of the major redevelopment and expansion project at the Rotunda property in the third quarter of Fiscal 2016 resulting in the cessation of capitalization of certain costs and incurring higher operational costs as the property is in the early lease-up phase of the new retail space and residential units. Also included in net income-common equity for Fiscal 2016 was a gain of approximately $0.3 million net of sales fees related to the sale of Rochelle Park, New Jersey. Included in net income common equity for Fiscal 2015 was a $1,046,000 provision for loss related to straight line rent receivable for Pathmark at the Patchogue, New York store as a result of the bankruptcy filing by A&P, of which Pathmark is a subsidiary. (See “Results of Operations – Segment Information – Commercial Segment” for further details.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2016 and 2015:

NET INCOME COMPONENTS
	Years Ended October 31,
	2016	2015	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$12,541	$12,381	$160
Residential properties	11,916	11,340	576
Total income from real estate operations	24,457	23,721	736

Financing costs:
Fixed rate mortgages	(10,871)	(10,976)	105
Floating rate - Rotunda loan	(2,840)	(1,692)	(1,148)
Credit line	—	(35)	35
Other - Corporate interest	(293)	(326)	33
Mortgage cost amortization	(543)	(419)	(124)
Less amounts capitalized	2,611	2,447	164
Total financing costs	(11,936)	(11,001)	(935)

Investment income	150	150	—

General & administrative expenses:
Accounting fees	(535)	(327)	(208)
Legal & professional fees	(76)	(133)	57
Trustee fees	(898)	(862)	(36)
Stock option expense	(94)	(94)	—
Corporate expenses	(431)	(613)	182
Total general & administrative expenses	(2,034)	(2,029)	(5)

Depreciation	(7,852)	(6,883)	(969)
Adjusted income	2,785	3,958	(1,173)

Gain on sale of commercial property	314	—	314
Straight line rent adjustment - bankrupt tenant	—	(1,046)	1,046
Net income	3,099	2,912	187

Net income attributable to noncontrolling interests
in subsidiaries	(94)	(281)	187
Net income attributable to common equity	$3,005	$2,631	$374

Adjusted income for Fiscal 2016 was $2,785,000 ($0.41 per share basic and diluted), compared to $3,958,000 ($0.58 per share basic and diluted) for Fiscal 2015. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain related to the sale of Rochelle Park, New Jersey in Fiscal 2016; and a provision for loss related to straight line rent receivable in connection with the rejection of the Pathmark lease at the Patchogue property in Fiscal 2015. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2016, as compared to Fiscal 2015:

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

Same Property Operating Results: FREIT’s commercial segment contains eight (8) same properties. Since the Rotunda property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and has been in operation for less than a full year, it has been excluded from same property results for all periods presented. For Fiscal 2016, same property revenue and NOI for FREIT’s commercial segment decreased by 6.2% and 6.5%, respectively, as compared to Fiscal 2015. These changes were attributable to the same factors discussed in the previous paragraph.

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

The US economic recovery continued to show signs of improvement, with retail sales also showing improvement. Average occupancy rates for Fiscal 2016, decreased 0.9% from last year’s comparable period which was primarily attributable to the rejection of the Pathmark lease at the Patchogue, New York property as of December 31, 2015 offset by the increase in occupancy at the Rotunda property due to the substantial completion of the major development and expansion project in the third quarter of Fiscal 2016. Excluding the impact of the Rotunda property, average occupancy rates for Fiscal 2016 decreased 2.6% from Fiscal 2015.

As of October 31, 2016, approximately 71% of the retail space at the Rotunda property is leased and 24.8% is occupied.

On July 27, 2012, FREIT signed a lease agreement with G-Mart for a significant portion of the space (40,000 of 55,330 square feet of available space) that was vacated by Giant at its Westridge Square shopping center. G-Mart managed an international grocery store chain. FREIT incurred approximately $940,000 in tenant improvement costs associated with the lease to G-Mart, which began operations at the center in September 2013. However, effective November 1, 2014, G-Mart notified FREIT that it had vacated its space at the Westridge Square shopping center and would be terminating its lease. A new lease for this 40,000 sq. ft. space was signed by H-Mart, an international grocery store chain, in November 2014 and subsequently H-Mart expanded its space by an additional 15,300 square feet. H-Mart opened in May 2017 and has been paying rent since May 2015. All of the tenant improvements related to G-Mart were utilized for H-Mart.

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

RESIDENTIAL SEGMENT

FREIT operates eight (8) multi-family apartment buildings or complexes totaling 1,472 apartment units. As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2016 increased by 4.5% and 4.2%, respectively, as compared to Fiscal 2015. The increase in total revenue and NOI for Fiscal 2016 was primarily attributable to: (a) the addition of the operating results of the Icon (See discussion below), and (b) increased base rent at our residential properties. Average occupancy levels for Fiscal 2016 increased 2.6%, over last year’s comparable period.

Same Property Operating Results: FREIT’s residential segment contains seven (7) same properties. Since the Icon property was part of a major redevelopment and expansion project that was substantially completed in the third quarter of Fiscal 2016 and has been in operation for less than a full year, it has been excluded from same property results for all periods presented. Same property revenue and NOI increased by 2.2% and 5.5%, respectively, from Fiscal 2015 driven primarily by an increase in base rents and average occupancy rates at our residential properties. Exclusive of the Icon property, average occupancy rates for Fiscal 2016 increased 0.5% over last year’s comparable period.

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

Total net financing costs for Fiscal 2016 increased 8.2% as compared to Fiscal 2015 which was primarily attributable to the Rotunda construction loan of approximately $114 million. (See Note 4 to FREIT’s consolidated financial statements for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2016 was $150,000 with no change from the prior fiscal year. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT CEO and Chairman of the Board, and Robert S. Hekemian, Jr., a Trustee of FREIT, for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and for their equity investments (through Damascus 100, LLC) in Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.7 million for Fiscal 2017 compared to $8.1 million for Fiscal 2016. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at stabilized properties and other needs to maintain its status as a REIT.

As at October 31, 2017, FREIT had cash and cash equivalents totaling $7.9 million compared to $10.9 million at October 31, 2016. The decrease in cash for Fiscal 2017 is primarily attributable to $0.9 million in net cash used in investing activities including capital expenditures and $6.8 million used in financing activities offset by $4.7 million provided by operating activities.

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is Stop & Shop. On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provides for a $250,000 reduction in annual rent, has adversely affected and will adversely affect FREIT’s future operating results.

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property. (See Note 2 and Note 17 to FREIT’s consolidated financial statements.)

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

Based on known capital commitments, existing vacancies, and reductions in rental income, FREIT paid a dividend of $0.15 per share in the first quarter of Fiscal 2017, and did not pay any dividend for the balance of the fiscal year, in order to provide FREIT with sufficient liquidity to satisfy known capital commitments.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line) and $9.9 million was available under the line of credit.

The modernization and expansion project at the Damascus Center was completed in November 2011. Total construction costs, inclusive of tenant improvement costs, approximated $22.7 million. Total construction and development costs were funded, in part, from a $21.3 million (as modified) construction loan facility, of which approximately $15 million was drawn, and advances by FREIT in the approximate aggregate amount of $3.2 million. The construction loan, including the exercise of a one twelve (12) month extension option, was scheduled to mature on February 12, 2013. On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying consolidated balance sheets) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. The interest rate swaps are considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 5 to FREIT’s consolidated financial statements for additional information relating to the interest rate swaps.)

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 135,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of October 31, 2017, the residential section is approximately 84.7% leased and the retail space is approximately 75.9% leased. FREIT expects the Rotunda’s operations to stabilize in late 2018 to early 2019.

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018. As of October 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of October 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Grande Rotunda, LLC is in the process of negotiating new loan documents with Aareal Capital Corporation (“Aareal”) to refinance the existing Rotunda construction loan from Wells Fargo. Aareal has provided a term sheet to Grande Rotunda, LLC to provide $121.9 million in financing that would be used to repay the existing Wells Fargo construction loan, provide an additional $3.4 million for retail tenant improvements and leasing costs, and fund loan closing costs. The Aareal loan would have an initial term of two years and two one-year renewal options, would bear a floating interest rate at 285 basis points over the one-month LIBOR rate, and would be secured by the Rotunda property. The loan is subject to Aareal’s satisfaction with its due diligence reviews and the ultimate amount of the loan will be dependent upon the value of the Rotunda property as determined by an independent appraiser. Although Grande Rotunda, LLC expects that the Aareal loan will close in January 2018, there can be no assurance this loan will close. In the event that the Aareal loan does not close and Wells Fargo does not grant an extension of the existing construction loan beyond the current maturity date of February 28, 2018, Grande Rotunda, LLC would be at risk of defaulting under the Wells Fargo loan, which could result in Wells Fargo exercising its remedies under the loan including foreclosure of the property. As a guarantor of the Wells Fargo loan, FREIT would be responsible for 25% of the loan balance (approximately $29 million), in the event that Grande Rotunda, LLC defaults under the loan.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank required that the Grande Rotunda, LLC contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds Grande Rotunda, LLC made a capital call on its members, which are FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounted to approximately $8.7 million, and the Rotunda 100 members’ share (40%)

amounted to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and had a maturity date of June 19, 2015. On June 4, 2015, the Board approved an extension of the maturity date to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of the refinancing or sale of Grande Rotunda, LLC or the Rotunda property. Rotunda 100 is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian and Robert S. Hekemian, Jr. As of October 31, 2017, FREIT and Rotunda 100 have made their required capital call contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande Rotunda, LLC.

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.2 million which is included in “Due to affiliate” on the accompanying consolidated balance sheet.

As at October 31, 2017, FREIT’s aggregate outstanding mortgage debt was $323.4 million, which bears a weighted average interest rate of 4.25% and an average life of approximately 3.8 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the term of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2018	2019	2021	2022	2023	2024	2025	2026
($ in millions)
Mortgage "Balloon" Payments	$120.5 *	$67.7	$19.1	$17.5	$34.5	$9.0	$13.9	$18.2

*Includes approximately $115.5 million related to the Rotunda construction loan.

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2017 and 2016:

($ in Millions)	October 31, 2017	October 31, 2016

Fair Value	$317.8	$331.3

Carrying Value	$321.6	$327.2

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2017, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $6.2 million, and a 1% decrease would increase the fair value by $6.6 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions to our real estate portfolio that will increase income and cash flow to shareholders.

On January 8, 2018, Pierre Towers, LLC (“Pierre”), owned by S And A Commercial Associates Limited Partnership (a consolidated subsidiary), refinanced its $29.2 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. On October 26, 2017, Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000 which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments will be required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) which can be used for capital expenditures and general corporate purposes.

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan, secured by a shopping center in Frederick, Maryland, bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate (as of April 30, 2017 the rate was 3.74% based on the one-month LIBOR at April 30, 2017), and (ii) net refinancing proceeds of approximately $1.1 million. The net refinancing proceeds have been used for general corporate purposes.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The loan, secured by a shopping center in Wayne, New Jersey, bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 5 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap contract.)

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan from Provident Bank. The new loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. Proceeds from the loan were used to pay off the $5 million outstanding balance on FREIT’s credit line, and the remainder of the proceeds will be available to fund future capital expenditures and for general corporate purposes. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 5 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap contract.)

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

FREIT has variable interest rate mortgages securing its Damascus Center, Regency, and Wayne PSC properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($20,396,000 at October 31, 2017) for the Damascus Center swaps, a notional amount of approximately $16,200,000 ($16,200,000 at October 31, 2017) for the Regency swap, and a notional amount of approximately $25,800,000 ($25,156,000 at October 31, 2017) for the Wayne PSC swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2017, the swap contract for the Regency property was in the counterparty’s favor and the swap contracts for the Wayne PSC and Damascus Center properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized a gain of approximately $1,325,000 for the Wayne PSC swap and a gain of approximately $275,000 for the Damascus Center swaps, both of which have been included as an asset in FREIT’s consolidated balance sheet as at October

31, 2017 and a loss of approximately $439,000 for the Regency swap which has been included as a liability in FREIT’s consolidated balance sheet as at October 31, 2017. The change for these swaps (gain or loss) during such period has been included in comprehensive income. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding liability of $521,000 for the Damascus Centre swaps and $1,361,000 for the Regency swap and with a corresponding asset of $91,000 for the Wayne PSC swap as of October 31, 2016.

Counterparty Credit Risk: Each party to a swap contract bears the risk that its Counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its mortgage loan and construction contracts in place as of October 31, 2017 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$23,019	$4,518	$7,999	$5,984	$4,518
Balloon Payments	297,295	120,547	67,658	33,473	75,617
Total Long-Term Debt	320,314	125,065	75,657	39,457	80,135
Line of Credit (a)	3,121	—	—	3,121	—
Total Contractual Obligations	$323,435	$125,065	$75,657	$42,578	$80,135

(a) Represents draws on line of credit with Provident Bank.

FREIT’s annual estimated cash requirements related to interest on its mortgage loans and construction contracts in place as of October 31, 2017 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
	Total	Within One Year	2 - 3 Years	4 - 5 Years	After 5 Years

Interest on Fixed Rate Debt	$32,291	$7,551	$12,392	$7,808	$4,540
Interest on Variable Rate Debt (a)	3,626	2,578	814	234	—
Total Interest Obligations	$35,917	$10,129	$13,206	$8,042	$4,540

(a) Includes estimated interest on FREIT's line of credit and the Rotunda construction loan through maturity.

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). ”). FREIT does not include distributions from equity/debt sources in its computation of FFO. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of its decision making process. These adjustments to GAAP net income are straight-line rents, recurring capital improvements on FREIT’s residential apartments and lease termination fees paid to buyout a lease. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is a superior measure of its operating performance. FREIT computes FFO and AFFO as follows:

	Years Ended October 31,
	2017	2016		2015
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$10,683	$3,099		$2,912
Depreciation of consolidated properties	10,669	7,852		6,883
Amortization of deferred leasing costs	634	410		260
Gain on sale of commercial property	(15,395)	(314)		—
Loan prepayment costs relating to property sale	1,139	—		—
Distributions to minority interests	(420)	(495	)(a)	(516)

FFO	$7,310	$10,552		$9,539

Per Share - Basic and Diluted	$1.07	$1.56		$1.41
(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$7,310	$10,552		$9,539
Amortization of acquired leases	—	—		1
Deferred rents (Straight lining)	(634)	(608)		219
Straight line rent adjustment - bankrupt tenant	—	—		1,046
Lease termination fee	620	—		—
Capital Improvements - Apartments	(798)	(898)		(424)
AFFO	$6,498	$9,046		$10,381

Per Share - Basic and Diluted	$0.95	$1.33		$1.53

Weighted Average Shares Outstanding:
Basic	6,833	6,783		6,778
Diluted	6,833	6,784		6,778

(a) Revised AFFO for Fiscal 2016 to exclude the distribution of procceds in the amount of $0.6 million related to the refinancing of the loan for the Wayne Preakness Shopping center

FFO and AFFO do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO and AFFO by certain other REITs may vary materially from that of FREIT’s, and therefore FREIT’s FFO and AFFO may not be directly comparable to those of other REITs.

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

On February 17, 2015, FREIT announced a tender offer to purchase up to 100,000 shares of FREIT’s beneficial interest at a price of $23.00 per share. The number of shares proposed to be purchased in the tender offer represented approximately 1.5% of FREIT’s then-outstanding shares. The tender offer expired on March 20, 2015, and in connection therewith FREIT repurchased 94,302 shares of FREIT’s beneficial interest at $23.00 per share for an aggregate purchase price of $2,168,946, which it funded principally from cash and cash equivalents. FREIT’s Trustees and executive officers did not tender their shares of beneficial interest in FREIT in the tender offer. (See Note 14 to FREIT’s consolidated financial statements for further details.)

STOCK OPTION PLAN

On September 4, 2014, the Board approved the grant of a total of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan to certain FREIT Executive Officers, the members of the Board and certain employees of Hekemian & Co., Inc. The options have an exercise price of $18.45 per share, will vest in equal annual installments over a 5 year period, and will expire 10 years from the date of grant, which will be September 3, 2024. (See Note 10 to FREIT’s consolidated financial statements for further details.)

On November 10, 2016, the Board approved the grant of a total of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be November 9, 2026. (See Note 10 to FREIT’s consolidated financial statements for further details.)

DEFERRED FEE PLAN

On September 4, 2014, the Board approved amendments to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. These amendments to the Deferred Fee Plan became effective November 1, 2014. (See Note 11 to FREIT’s consolidated financial statements for further details.)

DISTRIBUTIONS TO SHAREHOLDERS

Since its inception in 1961, FREIT has elected to be treated as a REIT for federal income tax purposes. In order to qualify as a REIT, FREIT must satisfy a number of highly technical and complex operational requirements including that FREIT must distribute to its shareholders at least 90% of its REIT taxable income. Although cash used to make distributions reduces amounts available for capital investment, FREIT generally intends to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends other than capital gains dividends, which are subject to capital gains rates. FREIT’s policy is to pass on at least 90% of its ordinary taxable income to shareholders. FREIT’s taxable income is untaxed at the trust level to the extent distributed to shareholders. FREIT’s dividends of ordinary taxable income will be taxed as ordinary income to its shareholders and FREIT’s capital gains dividends will be taxed as capital gains to its shareholders. It has been FREIT’s policy to pay fixed quarterly dividends for the first three quarters of each fiscal year, and a final fourth quarter dividend based on the fiscal year’s net income and taxable income. Based on known capital commitments, existing vacancies, and reductions in rental income, FREIT paid a dividend of $0.15 per share in the first quarter of Fiscal 2017, and did not pay any dividend for the balance of the fiscal year, in order to provide FREIT with sufficient liquidity to satisfy known capital commitments.

The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage of taxable income for those periods.

	Fiscal Years Ended October 31,
	2017	2016	2015
First Quarter	$0.15	$0.30	$0.30
Second Quarter	$—	$0.30	$0.30
Third Quarter	$—	$0.30	$0.30
Fourth Quarter	$—	$0.30	$0.30
Total For Year	$0.15	$1.20	$1.20

		(in thousands of dollars)						Dividends
Fiscal	Per	Total	Ordinary		Capital Gain	Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis	Income		Taxable Income
2017	$0.15	$1,024	$—	*	$—	$—	*	0.0%
2016	$1.20	$8,152	$2,466		$2,569	$5,035		161.9%
2015	$1.20	$8,130	$4,303		$—	$4,303		188.9%
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

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 44 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2017. There have been no significant changes in FREIT’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2017. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2017, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2017. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2017 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries’ (the “Company”) internal control over financial reporting as of October 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Real Estate Investment Trust of New Jersey and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended October 31, 2017, and the related financial statement schedule as of October 31, 2017 and our report dated January 12, 2018 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, New York

January 12, 2018

ITEM 9B	OTHER INFORMATION

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey, through Station Place on Monmouth, LLC, FREIT’s 100% owned consolidated affiliate. FREIT identified Station Place as a replacement property for the Maywood, New Jersey property that FREIT sold on June 12, 2017 in order to complete a like kind exchange under Section 1031 of the Internal Revenue Code. (See Note 2 and Note 17 to FREIT’s consolidated financial statements.)

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and “Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2018.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2018.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2018.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2018.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2018.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey
Dated: January 12, 2018	By: /s/ Robert S. Hekemian
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

Signatures	Title	Date
/s/ Robert S. Hekemian	Chairman of the Board and Chief	January 12, 2018
Robert S. Hekemian	Executive Officer (Principal Executive Officer) and Trustee
/s/ Donald W. Barney	President, Treasurer, Chief Financial	January 12, 2018
Donald W. Barney	Officer (Principal Financial / Accounting Officer) and Trustee
/s/ Herbert C. Klein	Trustee	January 12, 2018
Herbert C. Klein
/s/ Ronald J. Artinian	Trustee	January 12, 2018
Ronald J. Artinian
/s/ Alan L. Aufzien	Trustee	January 12, 2018
Alan L. Aufzien
/s/ Robert S. Hekemian, Jr.	Trustee	January 12, 2018
Robert S. Hekemian, Jr.
/s/ David F. McBride	Trustee	January 12, 2018
David F. McBride
/s/ John A. Aiello	Trustee	January 12, 2018
John A. Aiello
/s/ Justin F. Meng	Trustee	January 12, 2018
Justin F. Meng

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended October 31, 2017. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule “Schedule III - Real Estate and Accumulated Depreciation” as of October 31, 2017. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Real Estate Investment Trust of New Jersey and Subsidiaries’ internal control over financial reporting as of October 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated January 12, 2018 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, New York

January 12, 2018

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2017	2016
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$331,965	$336,770
Construction in progress	129	128
Cash and cash equivalents	7,899	10,906
Tenants' security accounts	2,007	1,875
Receivables arising from straight-lining of rents	3,359	2,725
Accounts receivable, net of allowance for doubtful accounts of $175 and	1,767	1,730
$191 as of October 31, 2017 and 2016, respectively
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	9,135	6,559
Qualified intermediary deposit - 1031 exchange	6,965	—
Deferred charges, net	2,680	1,736
Interest rate swap contracts	1,600	91
Total Assets	$372,957	$367,971

LIABILITIES AND EQUITY

Liabilities:
Mortgages and construction loan payable	$323,435	$329,719
Less unamortized debt issuance costs	1,863	2,521
Mortgages payable, net (Note 4)	321,572	327,198

Due to affiliate	5,172	—
Deferred trustee compensation payable	9,078	9,078
Accounts payable and accrued expenses	3,870	8,379
Dividends payable	—	2,022
Tenants' security deposits	2,960	2,817
Deferred revenue	1,276	1,134
Interest rate swap contracts	439	1,882
Total Liabilities	344,367	352,510

Commitments and contingencies (Note 7)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 122,092 and	27,651	26,713
77,544 vested share units granted to Trustees at October 31, 2017 and 2016, respectively
Treasury stock, at cost: 253,083 shares at October 31, 2017 and 2016	(5,273)	(5,273)
Dividends in excess of net income	(4,824)	(16,916)
Accumulated other comprehensive income (loss)	284	(1,690)
Total Common Equity	17,838	2,834
Noncontrolling interests in subsidiaries	10,752	12,627
Total Equity	28,590	15,461
Total Liabilities and Equity	$372,957	$367,971

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2017	2016	2015
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$45,357	$40,780	$38,786
Reimbursements	5,597	5,158	5,479
Sundry income	680	316	518
Total revenue	51,634	46,254	44,783

Expenses:
Operating expenses	15,848	13,734	13,317
Lease termination fee	620	—	—
Straight line rent adjustment - bankrupt tenant	—	—	1,046
Management fees	2,375	2,046	2,000
Real estate taxes	10,139	8,051	7,774
Depreciation	10,669	7,852	6,883
Total expenses	39,651	31,683	31,020

Operating income	11,983	14,571	13,763

Investment income	206	150	150
Gain on sale of property	15,395	314	—
Loan prepayment costs relating to property sale	(1,139)	—	—
Interest expense including amortization
of deferred financing costs	(15,762)	(11,936)	(11,001)
Net income	10,683	3,099	2,912

Net (income) loss attributable to noncontrolling
interests in subsidiaries	2,433	(94)	(281)

Net income attributable to common equity	$13,116	$3,005	$2,631

Earnings per share - basic and diluted:	$1.92	$0.44	$0.39

Weighted average shares outstanding:
Basic	6,833	6,783	6,778
Diluted	6,833	6,784	6,778

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2017	2016	2015
	(In Thousands of Dollars)

Net income	$10,683	$3,099	$2,912

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts
before reclassifications	2,424	(1,346)	(2,196)
Amount reclassified from accumulated other
comprehensive income to interest expense	528	621	615
Net unrealized gain (loss) on interest rate swap contracts	2,952	(725)	(1,581)
Comprehensive income	13,635	2,374	1,331
Net (income) loss attributable to noncontrolling interests	2,433	(94)	(281)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contracts
attributable to noncontrolling interests	(978)	65	191
Comprehensive income (loss) attributable to noncontrolling interests	1,455	(29)	(90)
Comprehensive income attributable to common equity	$15,090	$2,345	$1,241

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2014	$24,985	$(3,348)	$(6,270)	$360	$15,727	$14,119	$29,846

Repurchase of 94,302 shares of beneficial interest		(2,169)			(2,169)		(2,169)

Stock based compensation expense	94				94		94

Vested share units granted to Trustees	781				781		781

Distributions to noncontrolling interests					—	(516)	(516)

Net income			2,631		2,631	281	2,912

Dividends declared, including $29 payable in share units ($1.20 per share)			(8,130)		(8,130)		(8,130)

Net unrealized loss on interest rate swaps				(1,390)	(1,390)	(191)	(1,581)

Balance at October 31, 2015	25,860	(5,517)	(11,769)	(1,030)	7,544	13,693	21,237

Stock based compensation expense	94				94		94

Vested share units granted to Trustees	759				759		759

Stock options exercised		244			244		244

Distributions to noncontrolling interests					—	(1,095)	(1,095)

Net income			3,005		3,005	94	3,099

Dividends declared, including $76 payable in share units ($1.20 per share)			(8,152)		(8,152)		(8,152)

Net unrealized loss on interest rate swaps				(660)	(660)	(65)	(725)

Balance at October 31, 2016	26,713	(5,273)	(16,916)	(1,690)	2,834	12,627	15,461

Stock based compensation expense	122				122		122

Vested share units granted to Trustees	816				816		816

Distributions to noncontrolling interests					—	(420)	(420)

Net income			13,116		13,116	(2,433)	10,683

Dividends declared, including $13 payable in share units ($0.15 per share)			(1,024)		(1,024)		(1,024)

Net unrealized gain on interest rate swaps				1,974	1,974	978	2,952

Balance at October 31, 2017	$27,651	$(5,273)	$(4,824)	$284	$17,838	$10,752	$28,590

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2017	2016		2015
	(In Thousands of Dollars)
Operating activities:
Net income	$10,683	$3,099		$2,912
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	10,669	7,852		6,883
Amortization	1,932	952		679
Stock based compensation expense	122	94		94
Trustee fees and related interest paid in stock units	803	683		752
Gain on sale of property	(15,395)	(314)		—
Deferred rents - straight line rent	(634)	(608)		1,265	(b)
Bad debt expense	196	196		631
Net amortization of acquired leases	—	—		1
Changes in operating assets and liabilities:
Tenants' security accounts	11	109		104
Accounts receivable, prepaid expenses and other assets	(2,780)	(793)		(1,766)
Accounts payable, accrued expenses and deferred
trustee compensation	(1,021)	(3,264)		392
Deferred revenue	142	54		95
Net cash provided by operating activities	4,728	8,060		12,042
Investing activities:
Proceeds from sale of property	9,135	3,059		—
Capital improvements - existing properties	(10,058)	(9,927)		(4,158)
Construction and pre-development costs	—	(13,535	) (a)	(48,576	) (c)
Net cash used in investing activities	(923)	(20,403)		(52,734)
Financing activities:
Repayment of mortgages and construction loan	(34,254)	(28,314)		(4,117)
Repayment of credit line	—	—		(5,000)
Proceeds from mortgage loan refinancings	23,500	25,800		16,200
Proceeds from additional tranche of loan	—	2,320		—
Restricted loan proceeds held in escrow	—	(1,850)		—
Refinancing good faith deposit	(960)	—		—
Proceeds from construction loan	1,349	21,093		47,740
Advanced funding for construction loan reserve	(647)	—		—
Proceeds from credit line	3,121	—		—
Proceeds from exercise of stock options	—	244		—
Deferred financing costs	(640)	(377)		(371)
Dividends paid	(3,033)	(8,072)		(8,129)
Repurchase of Company stock - Treasury shares	—	—		(2,169)
Due to affiliate	5,172	—		—
Distributions to noncontrolling interests	(420)	(1,095)		(516)
Net cash (used in) provided by financing activities	(6,812)	9,749		43,638
Net increase (decrease) in cash and cash equivalents	(3,007)	(2,594)		2,946
Cash and cash equivalents, beginning of year	10,906	13,500		10,554
Cash and cash equivalents, end of year	$7,899	$10,906		$13,500

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized including $1,139 in loan prepayment costs related to property sale	$15,160	$11,100		$11,010
Supplemental schedule of non cash activities:
Investing activities:
Transfer from construction in progress to real estate for completion of Rotunda	$—	$124,423		$—

Proceeds from sale of property, held in escrow pending 1031 exchange	$6,965	$—		$—

Accrued capital expenditures, construction costs, pre-development costs and interest	$413	$3,130		$8,054
Financing activities:
Dividends declared but not paid	$—	$2,022		$2,018
Dividends paid in share units	$13	$76		$29

(a) Includes $4,213 that was incurred and accrued in fiscal 2015; paid in fiscal 2016.

(b) Includes $1.1M straight line rent adjustment for bankrupt tenant.

(c) Includes $5,523 that was incurred and accrued in fiscal 2014; paid in fiscal 2015.

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

Recently issued accounting standards:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is codified as ASC 606 and effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. ASC 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Based on the nature of FREIT’s operations and sources of revenue, FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which amends guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business, likely resulting in more acquisitions being accounted for as asset acquisitions. There are certain differences in accounting under these models, including the capitalization of transaction expenses and application of a cost accumulation model in an asset acquisition. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted for certain transactions. FREIT is in the process of evaluating the impact of this standard on its recent acquisition of Station Place in Red Bank, New Jersey.

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2017, 2016 and 2015, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of leasing commissions which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $1,298,000, $543,000 and $419,000 in 2017, 2016 and 2015, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

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

Interest rate swap contracts:

FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments, which qualify as cash flow hedges, are reported in other comprehensive income (see Note 5 to FREIT’s consolidated financial statements).

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $386,000, $257,000 and $162,000 in 2017, 2016 and 2015, respectively.

Stock-based compensation:

FREIT has a stock-based compensation plan that was approved by FREIT’s Board of Trustees (“Board”), and ratified by FREIT’s shareholders. Stock based awards under the plan to employees are accounted for based on their grant-date fair value (see Note 10 to FREIT’s consolidated financial statements).

Stock-based awards to nonemployees are accounted for based on the fair value of the equity instruments on the vesting date.

Note 2 – Property sales:

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

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT has structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property (see Note 17 to FREIT’s consolidated financial statements for further details).

As the disposal of the Rochelle Park and Hammel Gardens properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

Note 3 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2017	2016
		(In Thousands of Dollars)
Land		$77,432	$77,744
Unimproved land		405	405
Apartment buildings	7-40 years	190,554	190,990
Commercial buildings/shopping centers	5-40 years	162,837	158,413
Equipment/Furniture	5-15 years	1,931	1,765
Total real estate, gross		433,159	429,317
Less accumulated depreciation		101,194	92,547
Total real estate, net		$331,965	$336,770

Note 4 – Mortgages, construction loan payable and credit line:

	October 31, 2017		October 31, 2016
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Frederick, MD (A)	$—	$—	$22,000	$23
Rockaway, NJ (B)	16,660	109	17,141	138
Westwood, NJ (C)	20,220	166	20,801	197
Patchogue, NY (D)	5,231	2	5,231	25
Wayne, NJ (E)	17,705	44	18,054	70
River Edge, NJ (F)	10,456	104	10,659	122
Maywood, NJ (G)	—	—	8,087	99
Westwood, NJ (H)	20,628	101	21,098	135
Wayne, NJ (I)	25,102	308	25,749	332
Hackensack, NJ (J)	29,198	98	29,901	50
Damascus, MD (K)	20,357	362	20,831	427
Middletown, NY (L)	16,200	236	16,200	269
Total fixed rate	181,757	1,530	215,752	1,887
Frederick, MD (A)	23,241	209	—	—
Baltimore, MD (M)	115,316	—	113,967	634
Line of credit - Provident Bank (N)	3,121	124	—	—
Total variable rate	141,678	333	113,967	634
Total	$323,435	$1,863	$329,719	$2,521

(A)

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate (as of April 30, 2017 the rate was 3.74% based on the one-month LIBOR at April 30, 2017), and (ii) net refinancing proceeds of approximately $1.1 million. The net refinancing proceeds have been used for general corporate purposes. The new loan is payable in monthly installments of interest (as defined above) plus principal of $43,250 through May 2018 and principal of $45,250 from June 2018 through May 2019 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $14,992,000 as of October 31, 2017.

(B)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $15,919,000 as of October 31, 2017.
(C)	On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through January 2023 at which time the outstanding balance is due. The new mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,612,000 as of October 31, 2017.
(D)	The loan, modified effective January 31, 2013, is payable in monthly installments of $31,046 including interest at 4.5% through March 2018 at which time the outstanding balance is due. Under the terms of the mortgage loan agreement, FREIT can request, during the term of the loan, additional funding that will bring the outstanding principal balance up to 75% of loan-to-value (percentage of mortgage loan to total appraised value of property securing the loan). Effective January 1, 2016, the monthly debt service payment has been reduced to interest only. This arrangement will remain in effect until the earlier of the property being re-leased or sold, the full repayment of the mortgage note, or March 1, 2018. (See Note 15 to FREIT’s consolidated financial statements for additional information.) The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $6,492,000 as of October 31, 2017.
(E)	Payable in monthly installments of $121,100 including interest at 6.09% through September 1, 2019 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,705,000 as of October 31, 2017.
(F)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $828,000 as of October 31, 2017.

(G)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $8,500,000 payable in monthly installments of $43,605 including interest at 4.54% through December 1, 2023 at which time the outstanding balance was due. The mortgage was secured by an apartment building in Maywood, New Jersey which was sold on June 12, 2017. A portion of the proceeds from the sale were used to pay-off the $8 million then outstanding balance plus accrued interest and fees including a $1.1 million loan prepayment cost. (See Note 2 to FREIT’s consolidated financial statements for additional information.)
(H)	Payable in monthly installments of $120,752 including interest of 4.62% through November 1, 2020 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $9,515,000 as of October 31, 2017.
(I)	On September 29, 2016, Wayne PSC, LLC refinanced its $24,200,000 mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25,800,000. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC. (See Note 5 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $25,579,000 as of October 31, 2017 including approximately $0.1 million classified as construction in progress.
(J)

Payable in monthly installments of $191,197 including interest of 5.38% until May 2019 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, New Jersey having a net book value of approximately $38,818,000 as of October 31, 2017.

On January 8, 2018, Pierre Towers, LLC (“Pierre”), owned by S And A Commercial Associates Limited Partnership (a consolidated subsidiary), refinanced its $29.2 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. On October 26, 2017, Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000 which is included in prepaid expenses and other assets in the accompanying consolidated balance sheet. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments will be required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) which can be used for capital expenditures and general corporate purposes.

(K)	On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 (included in prepaid expenses and other assets in the accompanying consolidated balance sheets) is held in escrow and available to Damascus Centre, LLC once certain tenants open and begin paying rent. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. (See Note 5 to FREIT’s consolidated financial statements for additional information relating to the interest rate swaps.) The shopping center securing the loan has a net book value of approximately $27,290,000 as of October 31, 2017.
(L)	On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments are required each month through December 15, 2017. Thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 5 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $19,655,000 as of October 31, 2017.
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

On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that may be drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks are no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells

Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and is obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018. The loan is secured by the Rotunda property, which has a net book value of approximately $156,347,000 as of October 31, 2017.

As of October 31, 2017, $115.3 million of this loan was drawn down (including approximately $1.3 million during Fiscal 2017), of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of October 31, 2017 with a remaining reserve of approximately $0.8 million used as a letter of credit for offsite improvements.

Grande Rotunda, LLC is in the process of negotiating new loan documents with Aareal Capital Corporation (“Aareal”) to refinance the existing Rotunda construction loan from Wells Fargo. Aareal has provided a term sheet to Grande Rotunda, LLC to provide $121.9 million in financing that would be used to repay the existing Wells Fargo construction loan, provide an additional $3.4 million for retail tenant improvements and leasing costs, and fund loan closing costs. The Aareal loan would have an initial term of two years and two one-year renewal options, would bear a floating interest rate at 285 basis points over the one-month LIBOR rate, and would be secured by the Rotunda property. The loan is subject to Aareal’s satisfaction with its due diligence reviews and the ultimate amount of the loan will be dependent upon the value of the Rotunda property as determined by an independent appraiser. Although Grande Rotunda, LLC expects that the Aareal loan will close in January 2018, there can be no assurance this loan will close. In the event that the Aareal loan does not close and Wells Fargo does not grant an extension of the existing construction loan beyond the current maturity date of February 28, 2018, Grande Rotunda, LLC would be at risk of defaulting under the Wells Fargo loan, which could result in Wells Fargo exercising its remedies under the loan including foreclosure of the property. As a guarantor of the Wells Fargo loan, FREIT would be responsible for 25% of the loan balance (approximately $29 million), in the event that Grande Rotunda, LLC defaults under the loan.

(N)	Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line) and $9.9 million was available under the line of credit.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2017.

Fair Value of Long-Term Debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2017 and 2016:

	October 31,	October 31,
($ in Millions)	2017	2016
Fair Value	$317.8	$331.3

Carrying Value	$321.6	$327.2

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2017 are as follows:

Year Ending October 31,	Amount
2018	$125,065	(a)
2019	$72,082
2020	$3,575
2021	$22,288
2022	$20,291
(a)	Includes approximately $115.3 million relating to the Rotunda construction loan due February 2018. (See Note 4(M) to FREIT’s consolidated financial statements.)

Note 5 - Interest rate swap contracts:

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At October 31, 2017, the total amount outstanding on this loan was approximately $25.1 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At October 31, 2017, the derivative financial instrument has a notional amount of approximately $25.2 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held by People’s United Bank as of October 31, 2017 was approximately $20.4 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At October 31, 2017, the derivative financial instrument has a notional amount of approximately $20.4 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At October 31, 2017, the total amount outstanding on this loan was $16.2 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At October 31, 2017, the derivative financial instrument has a notional amount of approximately $16.2 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, and Wayne PSC, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding asset of approximately $275,000 for the Damascus Center swaps, $1,325,000 for the Wayne PSC swap and a corresponding liability of approximately $439,000 for the Regency swap as of October 31, 2017. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding liability of $521,000 for the Damascus Center swaps and $1,361,000 for the Regency swap and a corresponding asset of $91,000 for the Wayne PSC swap as of October 31, 2016. For the year ended October 31, 2015, FREIT recorded an unrealized loss of $1,581,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding liability of $945,000 for the Regency swap and $121,000 for the Damascus Center swap as of October 31, 2015. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 6 - Capitalized interest

Interest costs associated with amounts expended for the Rotunda development were capitalized and included in the cost of the project. Capitalization of interest ceased upon substantial completion of the project which occurred as of the end of the third quarter of Fiscal 2016. There was no interest capitalized in Fiscal 2017. Interest capitalized during the years ended October 31, 2016 and 2015, amounted to approximately $2,611,000 and $2,447,000, respectively.

Note 7 - Commitments and contingencies:

Leases:

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $154.9 million at October 31, 2017 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2017 is as follows:

Year Ending October 31,	Amount
2018	$18,520
2019	17,649
2020	16,659
2021	14,775
2022	11,445
Thereafter	54,869
Total	$133,917

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2017 were not material.

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

Prior to its purchase in November 2002 by Wayne PSC, LLC, a 40% owned consolidated affiliate of FREIT (“Wayne PSC”), a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former dry cleaner tenant. The seller of the center to Wayne PSC has paid for and completed all required remediation work in accordance with the NJDEP standards, and this matter is now closed. In prior years, FREIT conducted environmental audits for all of its properties except for its undeveloped land and retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except as noted above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require remediation pursuant to any applicable federal or state law or regulation.

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

Letters of credit:

In connection with the renovation and expansion at the Rotunda, performance letters of credit totaling approximately $1.0 million as of October 31, 2017 were issued to guarantee the completion of off-site improvements.

Note 8 - Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT and Hekemian & Co., Inc. (“Hekemian”) executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement was renewed on November 1, 2017 for a two-year term which will expire on October 31, 2019. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal.

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

The Management Agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $2,216,000, $1,930,000, and $1,899,000 in Fiscal 2017, 2016 and 2015, respectively. In addition, the Management Agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $1,191,000, $577,000 and $465,000 in Fiscal 2017, 2016 and 2015, respectively. Total Hekemian management fees outstanding at October 31, 2017 and 2016 were approximately $200,000 and $181,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $175,000, $164,000 and $166,000 in Fiscal 2017, 2016 and 2015, respectively.

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

No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT all refinancing proceeds and other cash flow they receive from their interests in Damascus Centre, LLC and Grande Rotunda, LLC. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC– 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On May 8, 2008, the Board approved amendments to the existing loan agreements with the Hekemian employees, relative to their interests in Rotunda 100, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of a refinancing or sale of Grande Rotunda, LLC or the Rotunda property.

The aggregate outstanding principal balance of the notes at October 31, 2017 and 2016 was $5,451,000. The accrued but unpaid interest related to these notes for Fiscal 2017 and Fiscal 2016 amounted to approximately $1,068,000 and $886,000, respectively, and is included in accounts receivable on the accompanying consolidated balance sheets.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank required that Grande Rotunda, LLC contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds, Grande Rotunda, LLC made a capital call on its members, which are FREIT and Rotunda 100. FREIT’s share (60%) amounts to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounts to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call, which were in addition to the loans that FREIT made to the Rotunda 100 members in connection with their initial equity contribution to Rotunda 100 (described above). The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. As of October 31, 2017, FREIT and Rotunda 100 have made their required capital call contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande Rotunda, LLC.

Grande Rotunda, LLC continues to incur substantial expenditures at the Rotunda property. These expenditures include tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceed revenues as the property is still in the rent up phase. The construction loan is at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) are contributing their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda,

LLC with approximately $5.2 million which is included in “Due to affiliate” on the accompanying consolidated balance sheet.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provides for Resources to receive a fee equal to 6.375% of the development costs as defined in the development agreement, less the amount of $3 million previously paid to Hekemian for the Rotunda project. In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda development project. The fee will be paid to Resources upon the following terms: (i) $500,000 of the $1.4 million will be paid on a monthly basis during the design phase (the $500,000 was paid in Fiscal 2013); and (ii) $900,000 of the $1.4 million will be paid upon the issuance of a certificate of occupancy for the multi-family portion of the project (the $900,000 portion that has not yet been paid is included in accounts payable on FREIT’s consolidated balance sheets at October 31, 2017 and 2016). Such fees incurred to Hekemian and Resources during Fiscal 2017, 2016 and 2015 were $467,500, $443,000 and $1,546,000, respectively. Fees incurred in Fiscal 2017 related to commissions to Hekemian relating to the sale of the Hammel Gardens property. Fees incurred in Fiscal 2016 and 2015 related to the Rotunda development project and were capitalized and included in the cost of the project.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for Fiscal 2017, 2016 and 2015 was approximately $538,000, $532,000 and $538,000, respectively, for Mr. Robert S. Hekemian, and $65,000, $65,000 and $65,000, respectively, for Mr. Robert S. Hekemian, Jr. (See Note 11 to FREIT’s consolidated financial statements.)

Note 9 - Income taxes:

There was no ordinary taxable income for fiscal year ended October 31, 2017 for FREIT to distribute to its shareholders. As described in Note 2 to FREIT’s consolidated financial statements, FREIT completed a like-kind exchange with respect to the sale of the Maywood, New Jersey property, which was sold on June 12, 2017 at a capital gain of approximately $15.4 million. The tax basis of Station Place in Red Bank, New Jersey, which was the replacement property in the like-kind exchange, is approximately $18.3 million lower than the acquisition cost of approximately $19 million recorded for financial reporting purposes. FREIT distributed 100% of its ordinary taxable income for each of the fiscal years ended October 31, 2016 and 2015 to its shareholders as dividends. FREIT distributed 100% of the capital gain in Fiscal 2016 from the sale of the property in Rochelle Park, New Jersey (See Note 2 to FREIT’s consolidated financial statements) to its shareholders as dividends. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income or gain was recorded in FREIT’s consolidated financial statements for each of the fiscal years ended October 31, 2017, 2016 and 2015.

As of October 31, 2017, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2015 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 10- Equity incentive plan:

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

On April 4, 2007, FREIT shareholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. As of October 31, 2017, 185,020 shares are available for issuance under the Plan.

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

The following table summarizes stock option activity for Fiscal 2017:

	Year Ended October 31,
	2017
	No. of Options	Exercise
	Outstanding	Price
Options outstanding beginning of period	229,880	$18.45
Options granted during period	38,000	$21.00
Options forfeited/cancelled during period	(100)	$18.45
Options outstanding end of period	267,780	$18.81
Options vested and expected to vest	262,280
Options exercisable at end of period	140,260

The estimated fair value of options granted during Fiscal 2017 was $3.54 per option. Such value was estimated on the grant date using a binomial lattice option pricing model using the following assumptions:

•	Expected volatility – 30.30%
•	Risk-free interest rate – 2.23%
•	Imputed option life – 6.3 years
•	Expected dividend yield – 4.66%

For options granted during Fiscal 2017, the following assumptions were used: (1) The expected volatility over the options’ expected life was based on the historical volatility of the weekly closing price of the Company’s stock over a five (5) year period; (2) The risk-free interest rate was based on the annual yield on the grant date of a zero-coupon U.S. Treasury Bond the maturity of which equals the option’s expected life; (3) The imputed option life was based on the simplified expected term calculation permitted by the SEC, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches; (4) The expected dividend yield was based on the Company’s historical dividend yield, exclusive of capital gain dividends.

For Fiscal 2017, 2016 and 2015, compensation expense related to stock options granted amounted to $122,000, $94,000 and $94,000, respectively. At October 31, 2017, there was approximately $279,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at October 31, 2017 was $78,000 and $46,000, respectively.

Note 11- Deferred fee plan:

During Fiscal 2001, the Board adopted a deferred fee plan for its officers and trustees, which was amended and restated in Fiscal 2009 to make the deferred fee plan compliant with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder (the "Deferred Fee Plan"). Pursuant to the Deferred Fee Plan, any officer or trustee may elect to defer receipt of any fees that would be due them. These fees include annual retainer and meeting attendance fees as determined by the full Board of Trustees. Prior to the amendments to the Deferred Fee Plan that went into effect November 1, 2014 (described in the following paragraph), amounts deferred under the Deferred Fee Plan accrued interest at a rate of 9% per annum, compounded quarterly. Any such deferred fee is to be paid to the Participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a Participant's duties as an officer or trustee.

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for year ended October 31, 2017 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. All fees payable to Trustees for the year ended October 31, 2016 were deferred under the Deferred Fee Plan except for the fees payable to two Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the year ended October 31, 2017 and 2016, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $815,800 and $759,100, respectively, which have been paid through the issuance of 44,548 and 38,194, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the year ended October 31, 2017 and 2016, FREIT has charged as expense approximately $802,800 and $683,100, respectively, representing Trustee fees and interest, and the balance of approximately $13,000 and $76,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2017 and 2016, approximately $5,224,000 of fees has been deferred together with accrued interest of approximately $3,854,000 for each fiscal year ended.

Note 12- Dividends and earnings per share:

FREIT declared dividends of approximately $1,024,000 ($0.15 per share), $8,152,000 ($1.20 per share) and $8,130,000 ($1.20 per share) to shareholders of record during Fiscal 2017, 2016 and 2015.

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 11 to FREIT’s consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share.

For Fiscal 2017, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share. For Fiscal 2016, the outstanding stock options increased the average dilutive shares outstanding by approximately 1,627 shares with no impact on earnings per share. For Fiscal 2015, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share.

Note 13- Segment information:

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

During the fiscal years ended October 31, 2017 and 2016, the commercial segment is comprised of nine (9) properties after giving effect to the sale of a property on June 17, 2016 (See Note 2 to FREIT’s consolidated financial statements). The commercial segment is comprised of ten (10) properties during the fiscal year ended October 31, 2015. The residential segment is comprised of seven (7) properties after giving effect to the sale of a property on June 12, 2017 (See Note 2 to FREIT’s consolidated financial statements) during the fiscal year ended October 31, 2017. The residential segment is comprised of eight (8) properties during the fiscal year ended October 31, 2016, which includes the 379-unit apartment complex constructed as part of the redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016. The residential segment is comprised of seven (7) properties during the fiscal year ended October 31, 2015.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2017. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2017	2016	2015
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$24,114	$22,694	$23,037
Residential	26,886	22,952	21,966
Total real estate rental revenue	51,000	45,646	45,003

Real estate operating expenses:
Commercial	11,791	10,661	10,436
Residential	14,442	11,136	10,626
Total real estate operating expenses	26,233	21,797	21,062

Net operating income:
Commercial	12,323	12,033	12,601
Residential	12,444	11,816	11,340
Total net operating income	$24,767	$23,849	$23,941

Recurring capital improvements - residential	$(798)	$(898)	$(424)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$24,767	$23,849	$23,941
Gain on sale of property	15,395	314	—
Loan prepayment costs relating to property sale	(1,139)	—	—
Lease termination fee	(620)	—	—
Deferred rents - straight lining	634	608	(219)
Amortization of acquired leases	—	—	(1)
Investment income	206	150	150
General and administrative expenses	(2,129)	(2,034)	(2,029)
Straight line rent adjustment - bankrupt tenant	—	—	(1,046)
Depreciation	(10,669)	(7,852)	(6,883)
Financing costs	(15,762)	(11,936)	(11,001)
Net income	10,683	3,099	2,912
Net (income) loss attributable to noncontrolling interests	2,433	(94)	(281)
Net income attributable to common equity	$13,116	$3,005	$2,631

Note 14- Share repurchases:

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

Note 15- Pathmark Stores, Inc. bankruptcy filing

On July 19, 2015, A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. A&P announced its intention to sell its assets and wind up its affairs. FREIT owns a 63,932 square foot store in Patchogue, New York with a carrying value of approximately $6.5 million as of October 31, 2017 that was leased to Pathmark, a subsidiary of A&P, and operated as a Pathmark Super Store. This lease was rejected by A&P as of December 31, 2015.

In accordance with GAAP, FREIT accounted for rental income from the store using the straight line method and accrued rent evenly over the lease term after taking into account scheduled future rent increases, with excess rent accrued over amounts received accounted for as a receivable on the consolidated balance sheets. At October 31, 2015, approximately $1,046,000 remained as a straight line rent receivable. FREIT recorded an expense in the fourth quarter of Fiscal 2015 of $1,046,000 ($0.15 per share basic and diluted) for provision for loss related to the straight line rent receivable for Pathmark. The provision had no impact on cash flow but did have an impact on funds from operations. As a result of the lease having been rejected, FREIT is losing annual rents of approximately $1.4 million until the store is re-leased. FREIT has assessed the real estate for impairment and determined that no impairment exists at October 31, 2017. FREIT is exploring various options for this property.

Note 16- Anchor tenant termination and modification of lease

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provides for a $250,000 reduction in annual rent, has adversely affected and will adversely affect FREIT’s future operating results.

On January 4, 2017, Macy’s, Inc. announced its intention to close several of its department stores across the United States, including the approximately 81,160 square foot Macy’s anchor store located at the Preakness Shopping Center in Wayne, New Jersey. Wayne PSC, LLC (“Wayne PSC”), a 40% owned consolidated affiliate of FREIT, owns and operates this shopping center in which Macy’s operated its store under a long-term lease and was paying annual rent of approximately $234,000 ($2.88 per square foot) with no future rent escalations for the remaining term and option periods of the lease. On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000, which was fully expensed in the second quarter of Fiscal 2017. Wayne PSC expects to re-position this space and re-lease it to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated annual rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is fully re-leased.

Note 17- Subsequent event

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC FREIT’s 100% owned consolidated affiliate. FREIT identified Station Place as a replacement property for the Maywood, New Jersey property that FREIT sold on June 12, 2017 (see Note 2 and Note 17 to FREIT’s consolidated financial statements). Station Place will be part of FREIT’s Residential segment. The acquisition cost was $19,000,000 (exclusive of $542,000 of transaction costs), which was funded in part with $7 million in net proceeds from the sale of the Maywood, New Jersey property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC (owned 100% by FREIT) through long-term financing for this property from Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan.

Note 18- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2017 and 2016 (in thousands, except per share amounts):

2017:	Quarter Ended						Year Ended
	January 31,	April 30,		July 31,		October 31,	October 31,

Revenue	$12,599	$12,664		$12,680		$13,691	$51,634
Expenses	12,943	14,365	(a)	(421	)(b)	14,064	40,951
Net income (loss)	(344)	(1,701)		13,101		(373)	10,683

Net loss attributable to noncontrolling interests in subsidiaries	407	1,002		653		371	2,433
Net income (loss) attributable to common equity	$63	$(699)		$13,754		$(2)	$13,116

Earnings (loss) per share - basic and diluted	$0.01	$(0.10	)(a)	$2.01	(b)	$—	$1.92
Dividends declared per share	$0.15	$—		$—		$—	$0.15

2016:	Quarter Ended					Year Ended
	January 31,	April 30,	July 31,		October 31,	October 31,

Revenue	$11,424	$11,064	$11,590		$12,176	$46,254
Expenses	10,381	10,130	10,133	(c)	12,511	43,155
Net income (loss)	1,043	934	1,457		(335)	3,099

Net (income) loss attributable to noncontrolling interests in subsidiaries	(41)	(125)	(211)		283	(94)
Net income (loss) attributable to common equity	$1,002	$809	$1,246		$(52)	$3,005

Earnings (loss) per share - basic and diluted	$0.15	$0.12	$0.18	(c)	$(0.01)	$0.44
Dividends declared per share	$0.30	$0.30	$0.30		$0.30	$1.20

(a) Includes expense for lease termination fee paid in the amount of $620,000 to Macy's to terminate the lease and take possession of the space at the Preakness Shopping center located in Wayne, NJ ($0.03 per share)

(b) Includes a $15.4 million gain from the sale of the Maywood, New Jersey property ("Hammel Gardens") on June 12, 2017 offset by a $1.1 million loan prepayment cost related to this sale ($2.08 per share)

(c) Includes $0.3M gain on sale of commercial property in Rochelle Park, New Jersey which was sold on June 17, 2016 ($0.05 per share)

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2017

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms, River Edge, NJ	10,456	364	1,773	-	1,473		364	3,246	3,610	2,782	1966	1975	7-40 years
Berdan Court, Wayne, NJ	17,705	250	2,206	-	4,482		250	6,688	6,938	5,233	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	20,628	3,849	11,546	-	2,535		3,849	14,081	17,930	8,415	1965-70	1994	7-39 years
Pierre Towers, Hackensack, NJ	29,198	8,390	37,486	19	9,108		8,409	46,594	55,003	16,185	1970	2004	7-40 years
Boulders - Rockaway, NJ	16,660	1,632	-	3,386	15,790		5,018	15,790	20,808	4,889	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	16,200	2,833	17,792	-	630		2,833	18,422	21,255	1,600	2003	2014	7-40 years
Icon - Baltimore, MD	67,921	5,871	-	-	87,596		5,871	87,596	93,467	2,726	2016	2005	7-40 years

Commercial Properties:
Damascus Shopping Center,
Damascus, MD	20,357	2,950	6,987	6,296	17,236		9,246	24,223	33,469	6,179	1960's	2003	5-39.5 years
Franklin Crossing, Franklin Lakes, NJ	-	29	-	3,382	7,427		3,411	7,427	10,838	3,835	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	-	12	36	-	214		12	250	262	156	1940	1962	5-25 years
Building formerly occupied by supermarket
Patchogue, NY	5,231	2,128	8,818	-	(8)		2,128	8,810	10,938	4,446	1997	1997	15-39.5 years
Westridge Square S/C, Frederick, MD	23,241	9,135	19,159	(1)	4,577		9,134	23,736	32,870	17,878	1986	1992	5-31.5 years
Westwood Plaza, Westwood, NJ	20,220	6,889	6,416	-	2,452		6,889	8,868	15,757	8,145	1981	1988	5-31.5 years
Preakness S/C, Wayne, NJ	25,102	9,280	24,217	-	2,203		9,280	26,420	35,700	10,407	1955/89/00	2002	5-39.5 years
The Rotunda, Baltimore, MD	47,395	10,392	14,634	232	48,666		10,624	63,300	73,924	8,318	1920/2016	2005	5-40 years

Land Leased:
Rockaway, NJ	-	114	-	-	-		114	-	114	-		1963/1964

Vacant Land:				`
Franklin Lakes, NJ	-	224	-	(156)	-		68	-	68	-		1966/93
Wayne, NJ	-	286	-	-	-		286	-	286	-		2002
Rockaway, NJ	-	51	-	-	-		51	-	51	-		1963/1964
	$320,314	$64,679	$151,070	$13,158	$204,381	$ -	$77,837	$355,451	$433,288	$101,194

(1)	Total cost for each property is the same for federal income tax purposes, with the exception of Pierre Towers, Preakness S/C, the Regency Club and the Rotunda properties (Icon and The Rotunda) whose cost for federal income tax purposes is approximately $42.6 million, $36 million, $13.2 million and $165.7 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2017	2016	2015

Real estate:
Balance, Beginning of year	$429,445	$409,297	$354,032

Additions:
Buildings and improvements	6,602	26,206	55,265

Disposal:
Buildings and improvements	(443)	(3,513)	—

Sale of property	(2,316)	(2,545)	—

Balance, end of year	$433,288	$429,445	$409,297

Accumulated depreciation:
Balance, beginning of year	$92,547	$88,452	$81,569

Additions - Charged to operating expenses	10,667	7,852	6,883

Disposal - Buildings and improvements	(409)	(3,466)	—

Sale of property	(1,611)	(291)	—

Balance, end of year	$101,194	$92,547	$88,452

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Declaration of Trust of FREIT. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
3.2	Amendment to Amended and Restated Declaration of Trust, dated May 31, 1994. (Incorporated by reference to Exhibit 3.2 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.3	Amendment to Amended and Restated Declaration of Trust, dated September 10, 1998. (Incorporated by reference to Exhibit 3.3 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.4	Amendment to Amended and Restated Declaration of Trust, dated January 21, 2004. (Incorporated by reference to Exhibit 3.4 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.5	Amendment to Amended and Restated Declaration of Trust, dated May 15, 2007. (Incorporated by reference to Exhibit 3.5 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.6	Amendment to Amended and Restated Declaration of Trust, dated March 4, 2008. (Incorporated by reference to Exhibit 3.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.7	Amendment to Amended and Restated Declaration of Trust, dated December 4, 2013. (Incorporated by reference to Exhibit 3.7 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.8	Amendment to Amended and Restated Declaration of Trust, dated December 7, 2017. (Incorporated by reference to Exhibit 3.1 to FREIT’s 8-K dated December 7, 2017 and filed with the SEC on December 11, 2017)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT.
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3.1, 10.3.2, 10.3.3, 10.3.4, 10.3.5, 10.3.6, 10.3.7, 10.3.8, 10.3.9, 10.3.10, 10.3.11, 10.3.12, 10.3.13, 10.3.14, 10.3.15, 10.4.1, 10.4.2, 10.4.3, 10.4.4, 10.4.5, 10.4.6, 10.4.7, 10.4.8, 10.4.9 and 10.4.10, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)
10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)

21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101

The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.