Form 10-Q
period 2018-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2018-03-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of March 9, 2018, the number of shares of beneficial interest outstanding was 6,740,069.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2018	2017
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$349,827	$331,965
Construction in progress	130	129
Cash and cash equivalents	21,717	7,899
Tenants' security accounts	2,141	2,007
Receivables arising from straight-lining of rents	3,457	3,359
Accounts receivable, net of allowance for doubtful accounts of $297 and	1,737	1,767
$175 as of January 31, 2018 and October 31, 2017, respectively
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	7,126	9,135
Qualified intermediary deposit - 1031 exchange	—	6,965
Deferred charges, net	2,728	2,680
Interest rate swap contracts	2,792	1,600
Total Assets	$397,106	$372,957

LIABILITIES AND EQUITY

Liabilities:
Mortgages and construction loan payable	$353,613	$323,435
Less unamortized debt issuance costs	2,524	1,863
Mortgages payable, net	351,089	321,572

Due to affiliate	5,226	5,172
Deferred trustee compensation payable	9,078	9,078
Accounts payable and accrued expenses	3,899	3,870
Tenants' security deposits	3,133	2,960
Deferred revenue	1,232	1,276
Interest rate swap contracts	—	439
Total Liabilities	373,657	344,367

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 135,381	27,883	27,651
and 122,092 vested share units granted to trustees at January 31, 2018 and October 31, 2017, respectively
Treasury stock, at cost: 253,083 shares at January 31, 2018
and October 31, 2017	(5,273)	(5,273)
Dividends in excess of net income	(5,181)	(4,824)
Accumulated other comprehensive income	1,382	284
Total Common Equity	18,811	17,838
Noncontrolling interests in subsidiaries	4,638	10,752
Total Equity	23,449	28,590
Total Liabilities and Equity	$397,106	$372,957

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2018 AND 2017

(Unaudited)

	Three Months Ended January 31,
	2018	2017
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$12,390	$10,861
Reimbursements	1,576	1,366
Sundry income	228	372
Total revenue	14,194	12,599

Expenses:
Operating expenses	4,142	3,968
Management fees	611	563
Real estate taxes	2,553	2,062
Depreciation	2,711	2,530
Total expenses	10,017	9,123

Operating income	4,177	3,476

Investment income	55	46
Interest expense including amortization
of deferred financing costs	(5,152)	(3,866)
Net loss	(920)	(344)
Net loss attributable to noncontrolling
interests in subsidiaries	563	407

Net income (loss) attributable to common equity	$(357)	$63

Earnings (loss) per share - basic and diluted	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	6,862	6,818
Diluted	6,862	6,835

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JANUARY 31, 2018 AND 2017

(Unaudited)

	Three Months Ended January 31,
	2018	2017
	(In Thousands of Dollars)

Net loss	$(920)	$(344)

Other comprehensive income:
Unrealized gain on interest rate swap contracts before
reclassifications	1,547	2,661
Amount reclassified from accumulated other comprehensive income
to interest expense	84	185
Net unrealized gain on interest rate swap contracts	1,631	2,846
Comprehensive income	711	2,502
Net loss attributable to noncontrolling interests	563	407
Other comprehensive income (loss):
Unrealized gain on interest rate swap contracts attributable
to noncontrolling interests	(533)	(992)
Comprehensive income (loss) attributable to noncontrolling interests	30	(585)
Comprehensive income attributable to common equity	$741	$1,917

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2018

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2017	$27,651	$(5,273)	$(4,824)	$284	$17,838	$10,752	$28,590

Stock based compensation expense	31				31		31

Vested share units granted to Trustees	201				201		201

Distributions to noncontrolling interests					—	(6,084)	(6,084)

Net loss			(357)		(357)	(563)	(920)

Net unrealized gain on interest rate swaps				1,098	1,098	533	1,631

Balance at January 31, 2018	$27,883	$(5,273)	$(5,181)	$1,382	$18,811	$4,638	$23,449

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
	(In Thousands of Dollars)
Operating activities:
Net loss	$(920)	$(344)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	2,711	2,530
Amortization	295	386
Stock based compensation expense	31	31
Trustee fees and related interest paid in stock units	201	198
Deferred rents - straight line rent	(98)	(138)
Bad debt expense	130	61
Changes in operating assets and liabilities:
Tenants' security accounts	39	8
Accounts receivable, prepaid expenses and other assets	250	337
Accounts payable, accrued expenses and deferred
trustee compensation	150	(1,256)
Deferred revenue	(44)	(204)
Net cash provided by operating activities	2,745	1,609
Investing activities:
Capital improvements - existing properties	(1,153)	(4,225)
Acquisition of Station Place, net of proceeds released from escrow related to 1031 exchange	(12,577)	—
Net cash used in investing activities	(13,730)	(4,225)
Financing activities:
Repayment of mortgages and construction loan	(30,172)	(988)
Proceeds from mortgage loan refinancing	48,000	—
Proceeds from acquisition mortgage loan	12,350	0
Refinancing good faith deposit refund	960	—
Proceeds from construction loan	—	1,349
Advanced funding for construction loan reserve	506	(1,096)
Deferred financing costs	(811)	(58)
Dividends paid	—	(2,022)
Due to affiliate	54	1,329
Distributions to noncontrolling interests	(6,084)	(150)
Net cash (used in) provided by financing activities	24,803	(1,636)
Net increase (decrease) in cash and cash equivalents	13,818	(4,252)
Cash and cash equivalents, beginning of period	7,899	10,906
Cash and cash equivalents, end of period	$21,717	$6,654

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$4,816	$3,491

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$292	$325

Financing activities:
Dividends declared but not paid	$—	$1,011
Dividends paid in share units	$—	$13

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

The consolidated results of operations for the three-month period ended January 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2017 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. Given that this standard has minimal impact on real estate operating lessors, FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures. Based on this new accounting guidance, the Company will no longer be able to capitalize certain leasing costs, such as legal expenses, as it relates to activities before a lease is entered into.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years and early adoption is permitted including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business”, which amends guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business, likely resulting in more acquisitions being accounted for as asset acquisitions. There are certain differences in accounting under these models, including the capitalization of transaction expenses and application of a cost accumulation model in an asset acquisition. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted for certain transactions. Early application of this new accounting guidance is allowed for transactions for which the acquisition date occurs before the effective date of the amendment, only when the transaction has not been previously been reported in financial statements. FREIT acquired a new property, Station Place, located in Red Bank, New Jersey on December 7, 2017. As such, FREIT early adopted this new accounting guidance in the first quarter of Fiscal 2018 and accounted for this transaction as an acquisition of an asset capitalizing approximately $542,000 of transaction expenses.

Note 3 - Earnings (loss) per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 13 to FREIT’s condensed consolidated financials) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2018, the outstanding stock options were anti-dilutive with no impact on loss per

Index

share. For the three months ended January 31, 2017, the outstanding stock options increased the average dilutive shares outstanding by approximately 17,000 shares with no impact on earnings per share.

Note 4 - Interest rate swap contracts:

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At January 31, 2018, the total amount outstanding on this loan was $12,350,000. In order to minimize interest rate volatility during the term of this loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At January 31, 2018, the derivative financial instrument has a notional amount of $12,350,000 and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At January 31, 2018, the total amount outstanding on this loan was approximately $24.9 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At January 31, 2018, the derivative financial instrument has a notional amount of approximately $25 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of January 31, 2018 was approximately $20.2 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At January 31, 2018, the derivative financial instrument has a notional amount of approximately $20.3 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At January 31, 2018, the total amount outstanding on this loan was approximately $16.2 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At January 31, 2018, the derivative financial instrument has a notional amount of approximately $16.2 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, Wayne PSC, LLC and Station Place on Monmouth, LLC interest rate swaps as cash flow hedges and marks to market its fixed pay interest rate swaps, taking into account present interest rates compared to the contracted fixed rate over the life of the contract. For the three months ended January 31, 2018, FREIT recorded an unrealized gain of approximately $1,631,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding asset of approximately $697,000 for the Damascus Center swaps, $2,003,000 for the Wayne PSC swap, $27,000 for the Regency swap and $65,000 for the Station Place on Monmouth swap as of January 31, 2018. For the three months ended January 31, 2017, FREIT recorded an unrealized gain of approximately $2,846,000 in comprehensive income representing the change in the fair value of the swaps during such period. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding asset of approximately $275,000 for the Damascus Center swaps, $1,325,000 for the Wayne PSC swap and a corresponding liability of approximately $439,000 for the Regency swap as of October 31, 2017. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Property sale:

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange was acquired on

Index

December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property (See Note 6 to FREIT’s condensed consolidated financials for further details).

As the disposal of the Hammel Gardens property did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the property’s operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Note 6 – Property acquisition:

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as a replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017 (See Note 5 to FREIT’s condensed consolidated financial statements). Station Place is part of FREIT’s residential segment. The acquisition cost was $19,542,000 (inclusive of approximately $542,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank.

The acquisition cost of $19.5 million has been allocated as follows: $10.7 million to the building and $8.8 million to the land.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $575,000 and $521,000 for the three-month periods ended January 31, 2018 and 2017, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $141,000 and $198,000 for the three months ended January 31, 2018 and 2017, respectively. The management agreement expires on October 31, 2019, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $31,000 and $22,000 for the three months ended January 31, 2018 and 2017, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during the three months ended January 31, 2018 and 2017 were approximately $762,500 and $0, respectively. Fees incurred during the three months ended January 31, 2018 related to commissions to Hekemian for the purchase of the Station Place property in the amount of $522,500 and commissions related to the refinancing of the Pierre Towers, LLC loan in the amount of $240,000.

Mr. Robert S. Hekemian, Chairman of the Board, Chief Executive Officer and a Trustee of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Robert S. Hekemian, Jr., a Trustee of FREIT, is the President of Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three months ended January 31, 2018 and 2017 was approximately $136,000 and $138,000, respectively, for Mr. Robert S. Hekemian, and $14,000 and $17,000, respectively, for Mr. Robert S. Hekemian, Jr. (See Note 13 to FREIT’s condensed consolidated financial statements).

Rotunda 100, LLC and Damascus 100, LLC own the minority interests in Grande Rotunda, LLC and Damascus Centre, LLC, respectively. Rotunda 100, LLC owns a 40% equity interest in Grande Rotunda, LLC and Damascus 100, LLC owns a 30% equity interest in Damascus Centre, LLC, and FREIT owns a 60% equity interest in Grande Rotunda, LLC and a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances, which amounted to $5,451,000 at both January 31, 2018 and October 31, 2017, were in the form of secured loans that bear interest that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of a refinancing or sale of Grande Rotunda, LLC or the Rotunda property.

Index

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.2 million, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 8 – Mortgage financings:

The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due March 1, 2018. FREIT is currently working with the lender, Oritani Bank, to extend the loan for six (6) months at the existing rate while the lender completes its underwriting process. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

On January 8, 2018, Pierre Towers, LLC (“Pierre”), owned by S And A Commercial Associates Limited Partnership (“S&A”), which is a consolidated subsidiary, refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000 (which was included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheet as of October 31, 2017) and was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A which can be used for capital expenditures and general corporate purposes.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey (see Note 6 to FREIT’s condensed consolidated financial statements). Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of January 31, 2018 and October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line) and $9.9 million was available under the line of credit.

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan bears a floating interest rate equal to 275 basis points over the one-month LIBOR and has a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate and (ii) net refinancing proceeds of approximately $1.1 million which have been used for general corporate purposes.

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that could have been drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks were no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and was obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from

Index

December 31, 2017 to October 31, 2017 with no option to extend; and (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; and (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018. As of January 31, 2018, $115.3 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. As of January 31, 2018, the loan was fully drawn down and the interest rate was approximately 4.71%.

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo and funded loan closing costs. This loan, secured by the Rotunda property, has an initial term of three years with two one-year renewal options and bears a floating interest rate at 285 basis points over the one-month LIBOR rate. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR, capping the one-month LIBOR rate at 3%.

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2018 and October 31, 2017:

($ in Millions)	January 31, 2018	October 31, 2017

Fair Value	$344.6	$317.8

Carrying Value	$351.1	$321.6

Fair values are estimated based on market interest rates at January 31, 2018 and October 31, 2017 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 10 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of nine (9) properties and the residential segment is comprised of eight (8) properties inclusive of the property acquired in Fiscal 2018 (Station Place).

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees (“Board”).

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the three-month periods ended January 31, 2018 and 2017. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2018	2017
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$6,303	$6,074
Residential	7,793	6,387
Total real estate rental revenue	14,096	12,461

Real estate operating expenses:
Commercial	3,037	2,885
Residential	3,716	3,184
Total real estate operating expenses	6,753	6,069

Net operating income:
Commercial	3,266	3,189
Residential	4,077	3,203
Total net operating income	$7,343	$6,392

Recurring capital improvements - residential	$(111)	$(553)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$7,343	$6,392
Deferred rents - straight lining	98	138
Investment income	55	46
General and administrative expenses	(553)	(524)
Depreciation	(2,711)	(2,530)
Financing costs	(5,152)	(3,866)
Net loss	(920)	(344)
Net loss attributable to noncontrolling interests in subsidiaries	563	407
Net income (loss) attributable to common equity	$(357)	$63

Note 11 – Income taxes:

FREIT intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2018. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s condensed consolidated financial statements.

There was no ordinary taxable income for the fiscal year ended October 31, 2017 for FREIT to distribute to its shareholders. As described in Notes 5 and 6 to FREIT’s condensed consolidated financial statements, FREIT completed a like-kind exchange with respect to the sale of the Maywood, New Jersey property, which was sold on June 12, 2017 resulting in a capital gain of approximately $15.4 million. The tax basis of Station Place in Red Bank, New Jersey, which was the replacement property in the like-kind exchange, is approximately $18.8 million lower than the acquisition cost of approximately $19.5 million recorded for financial reporting purposes. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s condensed consolidated financial statements.

As of January 31, 2018, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2015 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

On November 10, 2016, the Board approved the grant of a total of 38,000 non-qualified share options under the Equity Incentive Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be November 9, 2026.

Index

The following table summarizes stock option activity for the three-month period ended January 31, 2018:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	267,780	$18.81
Options granted during period	—	—
Options forfeited/cancelled during period	—	—
Options outstanding end of period	267,780	$18.81
Options vested and expected to vest	262,280
Options exercisable at end of period	140,260

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

For the three-month periods ended January 31, 2018 and 2017, compensation expense related to stock options granted amounted to approximately $31,000 and $31,000, respectively. At January 31, 2018, there was approximately $249,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.1 years.

There was no aggregate intrinsic value of options vested and expected to vest and options exercisable at January 31, 2018 as the exercise price of the options was greater than the market or average share price.

Note 13 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the three-month periods ended January 31, 2018 and 2017 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the three-month periods ended January 31, 2018 and 2017, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $201,000 and $211,400, respectively, which have been paid through the issuance of 13,289 and 10,058 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the three-month periods ended January 31, 2018 and 2017, FREIT has charged as expense approximately $201,000 and $198,400, respectively, representing deferred Trustee fees and interest, and the balance of approximately $0 and $13,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 14 – Anchor tenant termination and modification of lease:

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provided for a $250,000 reduction in annual rent, has adversely affected and will adversely affect FREIT’s future operating results.

On January 4, 2017, Macy’s, Inc. announced its intention to close several of its department stores across the United States, including the approximately 81,160 square foot Macy’s anchor store located at the Preakness Shopping Center in Wayne, New

Index

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

The economic and financial environment: The U.S. economy grew throughout 2017 reaching an average annualized rate of 2.6% in the fourth quarter of 2017. Employment remains healthy at a seventeen (17) year low of 4.1% in January 2018 and real income continues to grow at a solid pace. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect refinancing of mortgages coming due in the short-term.

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

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. As of January 31, 2018, the residential section is approximately 91.8% leased and the retail space is approximately 77.9% leased. FREIT expects Rotunda’s operations to stabilize in late 2018 to early 2019.

Debt Financing Availability: Financing for development projects has been available to FREIT and its affiliates. The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that could have been drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks were no longer required to be met including the waiver of the leasing benchmarks FREIT

Index

was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and was obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; and (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; and (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018. As of January 31, 2018, $115.3 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of January 31, 2018.

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo and funded loan closing costs. This loan, secured by the Rotunda property, has an initial term of three years with two one-year renewal options and bears a floating interest rate at 285 basis points over the one-month LIBOR rate. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR, capping the one-month LIBOR rate at 3%.

On January 8, 2018, Pierre Towers, LLC (“Pierre”), owned by S And A Commercial Associates Limited Partnership (“S&A”), which is a consolidated subsidiary, refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000 (which was included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheet as of October 31, 2017) and was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A which can be used for capital expenditures and general corporate purposes.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of January 31, 2018 and October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line) and $9.9 million was available under the line of credit.

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan bears a floating interest rate equal to 275 basis points over the one-month LIBOR and has a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate and (ii) net refinancing proceeds of approximately $1.1 million which have been used for general corporate purposes.

In accordance with the loan agreement for each of the loans described above, FREIT may be required to meet or maintain certain financial covenants throughout the term of the loan.

Operating Cash Flow:

FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties (excluding the Rotunda property) and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this 10Q.

Index

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, have been applied consistently as at January 31, 2018, and for the three months ended January 31, 2018 and 2017. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2018 (“Current Quarter”) increased 12.7% to $14,194,000, compared to $12,599,000 for the three months ended January 31, 2017 (“Prior Year’s Quarter”). The increase in revenue was primarily attributable to an increase in the average occupancy rate at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Quarter was a loss of $357,000 or ($0.05) per share basic and diluted, compared to income of $63,000 or $0.01 per share basic and diluted for the Prior Year’s comparable period. Included in net loss for the Current Quarter was a $1.2 million loan prepayment cost related to the Pierre Towers, LLC loan refinancing (which is included in Interest expense on the condensed consolidated Statement of Income for the three months ended January 31, 2018) with a consolidated impact to FREIT of approximately $0.8 million.

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
	2018	2017	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$3,384	$3,347	$37
Residential properties	4,057	3,183	874
Total income from real estate operations	7,441	6,530	911

Financing costs:
Fixed rate mortgages	(3,314)	(2,589)	(725)
Floating rate mortgages	(247)	—	(247)
Floating rate - Rotunda loan	(1,231)	(902)	(329)
Credit line	(25)	—	(25)
Other - Corporate interest	(185)	(91)	(94)
Mortgage cost amortization	(150)	(284)	134
Total financing costs	(5,152)	(3,866)	(1,286)

Investment income	55	46	9

General & administrative expenses:
Accounting fees	(141)	(150)	9
Legal & professional fees	(26)	(9)	(17)
Trustee fees	(234)	(235)	1
Stock option expense	(31)	(31)	—
Corporate expenses	(121)	(99)	(22)
Total general & administrative expenses	(553)	(524)	(29)

Depreciation	(2,711)	(2,530)	(181)

Net loss	(920)	(344)	(576)

Net loss attributable to noncontrolling interests in subsidiaries	563	407	156

Net income (loss) attributable to common equity	$(357)	$63	$(420)

The condensed consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Quarter as compared to the Prior Year’s Quarter (See below for definition of NOI):

	Commercial				Residential					Combined
	Three Months Ended				Three Months Ended					Three Months Ended
	January 31,		Increase (Decrease)		January 31,			Increase (Decrease)		January 31,
	2018	2017	$	%	2018	2017		$	%	2018	2017
	(In Thousands)				(In Thousands)					(In Thousands)
Rental income	$4,712	$4,426	$286	6.5%	$7,580	$6,297		$1,283	20.4%	$12,292	$10,723
Reimbursements	1,557	1,357	200	14.7%	19	9		10	111.1%	1,576	1,366
Other	34	291	(257)	-88.3%	194	81		113	139.5%	228	372
Total revenue	6,303	6,074	229	3.8%	7,793	6,387		1,406	22.0%	14,096	12,461
Operating expenses	3,037	2,885	152	5.3%	3,716	3,184		532	16.7%	6,753	6,069
Net operating income	$3,266	$3,189	$77	2.4%	$4,077	$3,203		$874	27.3%	7,343	6,392

Average Occupancy % *	75.6%	75.9%		-0.3%	93.1%	78.0%	*		15.1%

Reconciliation to condensed consolidated net income (loss)-common equity:
Deferred rents - straight lining	98	138
Investment income	55	46
General and administrative expenses	(553)	(524)
Depreciation	(2,711)	(2,530)
Financing costs	(5,152)	(3,866)
Net loss	(920)	(344)
Net loss attributable to noncontrolling interests in subsidiaries	563	407
Net income (loss) attributable to common equity	$(357)	$63

  * Average occupancy rate excludes the Maywood, New Jersey ("Hammel Gardens") property as the property was sold in June 2017.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter increased by 3.8% and 2.4%, respectively, as compared to the prior year’s comparable period. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space. For the Current Quarter, average occupancy showed a slight decrease of 0.3% as compared to the prior year’s comparable period.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s commercial properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

Index

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	6	19,828	$22.21	$25.68	-13.5%	$0.76	$1.11

Non-comparable leases	2	3,893	$43.83	N/A	N/A	$1.71	$1.11

Total leasing activity	8	23,721

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	1	1,547	$23.63	$22.26	6.2%	$—	$—

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	1	1,547

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

ROTUNDA

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 135,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of January 31, 2018, the residential section is approximately 91.8% leased and 89.4% occupied and the retail space is approximately 77.9% leased and 70.5% occupied. FREIT expects the Rotunda’s operations to stabilize in late 2018 to early 2019.

On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that could have been drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks were no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and was obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; and (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; and (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018.

Through January 31, 2018, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, who are FREIT and Rotunda 100, LLC, and who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) approximately $115.3 million in draws on the construction line with Wells Fargo Bank, of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of January 31, 2018.

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo and funded loan closing costs. This loan, secured by the Rotunda property, has an initial term of three years with two one-year renewal options and bears a floating interest rate at 285 basis points over the one-month LIBOR rate. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR, capping the one-month LIBOR rate at 3%.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional

Index

funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.2 million, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,437 apartment units, which is inclusive of the Station Place property in Red Bank, New Jersey, which was acquired in December 2017. On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property to complete this like-kind exchange (Station Place) was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property (See Notes 5 and 6 to FREIT’s condensed consolidated financials for further details).

As indicated in the table above under the caption Segment Information, total revenue and NOI for the Current Quarter from FREIT’s residential segment increased by 22% and 27.3%, respectively, as compared to the prior year’s comparable period. The increase in revenue and NOI for the Current Quarter was primarily driven by an increase in the average annual occupancy at the Icon (the residential portion of the Rotunda property in Baltimore, Maryland) to 86.1% in the Current Quarter as compared to 31.2% in the Prior Year’s Quarter. Average occupancy for all residential properties for the Current Quarter increased 15.1% over the prior year’s comparable period.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Station Place property is not included as same property, since it is a newly acquired property that has been in operation for less than a year. The Hammel Gardens property was excluded from same property results for all periods presented because this property was sold in the prior fiscal year. Same property revenue and NOI increased by 25.1% and 29.4%, respectively, for the Current Quarter as compared to the prior year’s comparable period. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents (excluding the Hammel Gardens property, which was sold in June 2017, and the Station Place property, which was a newly acquired property that has been in operation for less than a year, from both periods presented) at the end of the Current Quarter and the Prior Year’s Quarter were $1,876 and $1,832, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $228,000 and $217,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

Index

FINANCING COSTS

	Three Months Ended January 31,
	2018	2017
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$3,222	$2,589
New	92	—
Variable rate mortgages:
1st Mortgages
Existing	247	—
Construction loan-Rotunda	1,231	902
Credit line	25	—
Other	185	91
Total financing costs, gross	5,002	3,582
Amortization of mortgage costs	150	284
Total financing costs, net	$5,152	$3,866

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Quarter increased approximately $1.3 million or 33.3% as compared to the prior year’s comparable period. This increase was primarily attributable to a $1.2 million loan prepayment cost related to the Pierre Towers, LLC loan refinancing with a consolidated impact to FREIT of approximately $0.8 million. (See Note 8 to FREIT’s condensed consolidated financial statements for further details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $553,000 compared to $524,000 for the prior year’s comparable period. The primary components of G&A are accounting fees, legal & professional fees and Trustees’ fees.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $2,711,000 compared to $2,530,000 for the prior year’s comparable period. The increase in depreciation was primarily attributable to additional retail tenant improvements at the Rotunda property being placed into service as the property continues to lease-up.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.7 million for the Current Quarter compared to $1.6 million for the Prior Year’s Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties (excluding the Rotunda property) and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this 10Q.

As at January 31, 2018, FREIT had cash and cash equivalents totaling $21.7 million, compared to $7.9 million at October 31, 2017. The increase in cash for the Current Quarter is primarily attributable to $24.8 million in net cash provided by financing activities and $2.7 million in net cash provided by operating activities, offset by $13.7 million in net cash used in investing activities including capital expenditures.

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

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately

Index

$8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualifies it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased.

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as a replacement property for the Hammel Gardens property that FREIT sold on June 12, 2017. Station Place is part of FREIT’s residential segment. The acquisition cost was $19,542,000 (inclusive of approximately $542,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank.

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is Stop & Shop. On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provided for a $250,000 reduction in annual rent, has adversely affected and will adversely affect FREIT’s future operating results.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.2 million, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

The Company expects uncertainty in the retail environment to persist and continues to build liquidity for known capital commitments. The Board did not declare a dividend for the first quarter and will continue to evaluate the dividend on a quarterly basis.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of January 31, 2018 and October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line) and $9.9 million was available under the line of credit.

As at January 31, 2018, FREIT’s aggregate outstanding mortgage debt was $353.6 million, which bears a weighted average interest rate of 3.2% and an average life of approximately 4.6 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2018	2019	2021	2022	2023	2024	2025	2026	2028
($ in millions)
Mortgage "Balloon" Payments	$34.3	$39.5	137.6*	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9

   *Includes Rotunda loan in the amount of $118.4 million refinanced with Aareal Capital Corporation on February 7, 2018.

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2018 and October 31, 2017:

($ in Millions)	January 31, 2018	October 31, 2017

Fair Value	$344.6	$317.8

Carrying Value	$351.1	$321.6

Index

Fair values are estimated based on market interest rates at January 31, 2018 and October 31, 2017 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2018, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $9.8 million, and a 1% decrease would increase the fair value by $10.6 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due March 1, 2018. FREIT is currently working with the lender, Oritani Bank, to extend the loan for six (6) months at the existing rate while the lender completes its underwriting process. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. On December 9, 2013, Grande Rotunda, LLC closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that could have been drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks were no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and was obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; and (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; and (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018. As of January 31, 2018, $115.3 million of this loan was drawn down, of which $19 million was used to pay off the loan from FREIT, and $96.3 million was used toward the construction at the Rotunda. The loan was fully drawn down as of January 31, 2018.

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo and funded loan closing costs. This loan, secured by the Rotunda property, has an initial term of three years with two one-year renewal options and bears a floating interest rate at 285 basis points over the one-month LIBOR rate. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR, capping the one-month LIBOR rate at 3%.

On January 8, 2018, Pierre, owned by S&A, which is a consolidated subsidiary, refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000 (which was included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheet as of October 31, 2017) and was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A which can be used for capital expenditures and general corporate purposes.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place

Index

on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan.

On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan bears a floating interest rate equal to 275 basis points over the one-month LIBOR and has a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate and (ii) net refinancing proceeds of approximately $1.1 million which have been used for general corporate purposes.

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

FREIT has variable interest rate mortgages securing its Damascus Center, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($20,277,000 at January 31, 2018) for the Damascus Center swaps, a notional amount of approximately $16,200,000 ($16,172,000 at January 31, 2018) for the Regency swap, a notional amount of approximately $25,800,000 ($24,993,000 at January 31, 2018) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,350,000 at January 31, 2018) for the Station Place swap. FREIT has the following derivative-related risks with its swap contracts: 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its swap contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the swap’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2018, the swap contracts for the Damascus Centre, Regency, Wayne PSC and Station Place properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized gains of approximately $2,003,000 for the Wayne PSC swap, $697,000 for the Damascus Centre swaps, $27,000 for the Regency swap and $65,000 for the Station Place swap, all of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at January 31, 2018. The change for these swaps (gain or loss) during such period has been included in comprehensive income. For the three months ended January 31, 2018, FREIT recorded an unrealized gain of $1,631,000 in comprehensive income representing the change in fair value of the swaps during such period. For the three months ended January 31, 2017, FREIT recorded an unrealized gain of $2,846,000 in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in fair value of the swaps during such period with a corresponding asset of approximately $1,325,000 for the Wayne PSC swap and $275,000 for the Damascus Centre swaps and a corresponding liability of $439,000 for the Regency swap as at October 31, 2017.

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

	Three Months Ended January 31,
	2018		2017
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net loss	$(920)		$(344)
Depreciation of consolidated properties	2,711		2,530
Amortization of deferred leasing costs	145		103
Distributions to minority interests	(60	)(b)	(150)
FFO	$1,876		$2,139

Per Share - Basic and Diluted	$0.27		$0.31

(a) As prescribed by NAREIT.
(b) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $6 million related to the refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership which is a consolidated subsidiary. See Note 8 to the condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$1,876		$2,139
Deferred rents (Straight lining)	(98)		(138)
Capital Improvements - Apartments	(111)		(553)
AFFO	$1,667		$1,448

Per Share - Basic and Diluted	$0.24		$0.21

Weighted Average Shares Outstanding:
Basic	6,862		6,818
Diluted	6,862		6,835

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2018. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2017, that was filed with the Securities and Exchange Commission on January 12, 2018.

Index

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2018, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March, 9, 2018
/s/ Robert S. Hekemian
(Signature)
Robert S. Hekemian
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)