Form 10-Q
period 2018-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2018-06-08
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of June 8, 2018, the number of shares of beneficial interest outstanding was 6,755,875.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2018	2017
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$348,548	$331,965
Construction in progress	135	129
Cash and cash equivalents	18,902	7,899
Tenants' security accounts	2,161	2,007
Receivables arising from straight-lining of rents	3,532	3,359
Accounts receivable, net of allowance for doubtful accounts of $288 and	2,365	1,767
$175 as of April 30, 2018 and October 31, 2017, respectively
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	7,486	9,135
Qualified intermediary deposit - 1031 exchange	—	6,965
Deferred charges, net	2,740	2,680
Interest rate cap and swap contracts	3,807	1,600
Total Assets	$395,127	$372,957

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$352,623	$323,435
Less unamortized debt issuance costs	4,067	1,863
Mortgages payable, net	348,556	321,572

Due to affiliate	5,284	5,172
Deferred trustee compensation payable	8,457	9,078
Accounts payable and accrued expenses	2,886	3,870
Dividends payable	337	—
Tenants' security deposits	3,118	2,960
Deferred revenue	1,068	1,276
Interest rate swap contract	—	439
Total Liabilities	369,706	344,367

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 134,404	27,850	27,651
and 122,092 vested share units granted to trustees at April 30, 2018 and October 31, 2017, respectively
Treasury stock, at cost: 237,277 and 253,083 shares at April 30, 2018
and October 31, 2017, respectively	(4,977)	(5,273)
Dividends in excess of net income	(4,410)	(4,824)
Accumulated other comprehensive income	2,047	284
Total Common Equity	20,510	17,838
Noncontrolling interests in subsidiaries	4,911	10,752
Total Equity	25,421	28,590
Total Liabilities and Equity	$395,127	$372,957

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

SIX AND THREE MONTHS ENDED APRIL 30, 2018 AND 2017

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
	(In Thousands of Dollars,Except Per Share Amounts)		(In Thousands of Dollars,Except Per Share Amounts)
Revenue:
Rental income	$25,171	$22,018	$12,781	$11,157
Reimbursements	2,987	2,773	1,411	1,407
Sundry income	361	472	133	100
Total revenue	28,519	25,263	14,325	12,664

Expenses:
Operating expenses	8,350	7,915	4,208	3,947
Lease termination fee	—	620	—	620
Management fees	1,260	1,156	649	593
Real estate taxes	3,450	4,808	897	2,746
Depreciation	5,512	5,178	2,801	2,648
Total expenses	18,572	19,677	8,555	10,554

Operating income	9,947	5,586	5,770	2,110

Investment income	112	91	57	45
Unrealized gain on interest rate cap contract	19	—	19	—
Interest expense including amortization
of deferred financing costs	(9,571)	(7,722)	(4,419)	(3,856)
Net income (loss)	507	(2,045)	1,427	(1,701)

Net (income) loss attributable to noncontrolling
interests in subsidiaries	251	1,409	(312)	1,002

Net income (loss) attributable to common equity	$758	$(636)	$1,115	$(699)

Earnings (loss) per share - basic and diluted	$0.11	$(0.09)	$0.16	$(0.10)

Weighted average shares outstanding:
Basic and Diluted	6,869	6,823	6,876	6,828

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

SIX AND THREE MONTHS ENDED APRIL 30, 2018 AND 2017

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income (loss)	$507	$(2,045)	$1,427	$(1,701)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts before
reclassifications	2,413	2,275	866	(386)
Amount reclassified from accumulated other comprehensive income
to interest expense	125	331	41	146
Net unrealized gain (loss) on interest rate swap contracts	2,538	2,606	907	(240)
Comprehensive income (loss)	3,045	561	2,334	(1,941)
Net (income) loss attributable to noncontrolling interests	251	1,409	(312)	1,002
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contracts attributable
to noncontrolling interests	(775)	(879)	(242)	113
Comprehensive income (loss) attributable to noncontrolling interests	(524)	530	(554)	1,115
Comprehensive income (loss) attributable to common equity	$2,521	$1,091	$1,780	$(826)

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED APRIL 30, 2018

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2017	$27,651	$(5,273)	$(4,824)	$284	$17,838	$10,752	$28,590

Stock based compensation expense	61				61		61

Vested share units granted to trustees and consultant	434				434		434

Vested share units issued to retired trustee *	(296)	296			—		—

Distributions to noncontrolling interests					—	(6,365)	(6,365)

Net income (loss)			758		758	(251)	507

Dividends declared, including $7 payable in share units ($0.05 per share)			(344)		(344)		(344)

Net unrealized gain on interest rate swaps				1,763	1,763	775	2,538

Balance at April 30, 2018	$27,850	$(4,977)	$(4,410)	$2,047	$20,510	$4,911	$25,421

   * Represents the issuance of treasury shares to retired trustee for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2018 AND 2017

(Unaudited)

	Six Months Ended
	April 30,
	2018	2017
	(In Thousands of Dollars)
Operating activities:
Net income (loss)	$507	$(2,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,512	5,178
Amortization	766	761
Unrealized gain on interest rate cap contract	(19)	—
Stock based compensation expense	61	61
Trustee fees, consultant fee and related interest paid in stock units	427	410
Deferred rents - straight line rent	(173)	(311)
Bad debt expense	170	93
Changes in operating assets and liabilities:
Tenants' security accounts	4	86
Accounts receivable, prepaid expenses and other assets	(899)	(429)
Accounts payable, accrued expenses and deferred
trustee compensation	(1,165)	(216)
Deferred revenue	(208)	(27)
Net cash provided by operating activities	4,983	3,561
Investing activities:
Capital improvements - existing properties	(3,186)	(8,308)
Acquisition of Station Place, net of proceeds released from escrow related to 1031 exchange	(12,577)	—
Net cash used in investing activities	(15,763)	(8,308)
Financing activities:
Repayment of mortgages and construction loan	(146,561)	(24,026)
Proceeds from mortgage loan refinancings	166,520	23,500
Proceeds from acquisition mortgage loan	12,350	—
Refinancing good faith deposit refund	960	—
Restricted loan proceeds held in escrow	—	(250)
Proceeds from construction loan	—	1,349
Proceeds from credit line	—	3,000
Repayment of credit line	(3,121)	—
Advanced funding for construction loan reserve	647	(693)
Interest rate cap contract cost	(89)	—
Deferred financing costs	(2,670)	(339)
Dividends paid	—	(3,033)
Due to affiliate	112	2,806
Distributions to noncontrolling interests	(6,365)	(270)
Net cash provided by financing activities	21,783	2,044
Net increase (decrease) in cash and cash equivalents	11,003	(2,703)
Cash and cash equivalents, beginning of period	7,899	10,906
Cash and cash equivalents, end of period	$18,902	$8,203

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$8,770	$6,979

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$285	$274

Financing activities:
Dividends declared but not paid	$337	$—
Dividends paid in share units	$7	$13

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

The consolidated results of operations for the six and three-month periods ended April 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2017 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging ("ASC 815")” which amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 requires subsequent changes in fair value of a hedging instrument that has been designated and qualifies as a cash flow hedge to be recognized as a component of "other comprehensive income (loss)." ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

Index

Note 3 - Earnings (loss) per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 13 to FREIT’s condensed consolidated financials) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the six and three months ended April 30, 2018 and 2017, the outstanding stock options were anti-dilutive with no impact on earnings (loss) per share.

Note 4 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At April 30, 2018, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. At April 30, 2018, the derivative financial instrument has a notional amount of $121.9 million and a maturity date of March 5, 2020.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At April 30, 2018, the total amount outstanding on this loan was $12,350,000. In order to minimize interest rate volatility during the term of this loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At April 30, 2018, the derivative financial instrument has a notional amount of $12,350,000 and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At April 30, 2018, the total amount outstanding on this loan was approximately $24.8 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At April 30, 2018, the derivative financial instrument has a notional amount of approximately $24.8 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of April 30, 2018 was approximately $20.1 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At April 30, 2018, the derivative financial instrument has a notional amount of approximately $20.2 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At April 30, 2018, the total amount outstanding on this loan was approximately $16.1 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At April 30, 2018, the derivative financial instrument has a notional amount of approximately $16.1 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, Wayne PSC, LLC and Station Place on Monmouth, LLC interest rate swaps as effective cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the six months ended April 30, 2018, FREIT recorded an unrealized gain of approximately $2,538,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $883,000 for the Damascus Center swaps, $2,313,000 for the Wayne PSC swap, $238,000 for the Regency swap and $266,000 for the Station Place on Monmouth swap as of April 30, 2018. For the six months ended April 30, 2017, FREIT recorded an unrealized gain of approximately $2,606,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the three months ended April 30, 2018 and 2017, FREIT recorded an unrealized gain of approximately $907,000 and unrealized loss of approximately $240,000, respectively, in comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $275,000 for the Damascus Center swaps, $1,325,000 for the Wayne PSC swap and a corresponding liability of approximately $439,000 for the Regency swap as of October 31, 2017.

Index

The Grande Rotunda, LLC interest rate cap is accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. For the six and three months ended April 30, 2018, FREIT recorded an unrealized gain in the condensed consolidated statement of income of approximately $19,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $107,000 as of April 30, 2018.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Property sale:

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sale price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property to complete this like-kind exchange was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property (See Note 6 to FREIT’s condensed consolidated financials for further details).

As the disposal of the Hammel Gardens property did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the property’s operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Note 6 – Property acquisition:

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as the replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017, which completed the like-kind exchange pursuant to Section 1031 of the Internal Revenue Code (See Note 5 to FREIT’s condensed consolidated financial statements). Station Place is part of FREIT’s residential segment. The acquisition cost was $19,542,000 (inclusive of approximately $542,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank.

The acquisition cost of $19.5 million has been allocated as follows: $10.7 million to the building and $8.8 million to the land.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,194,000 and $1,074,000 for the six months ended April 30, 2018 and 2017, respectively, and $619,000 and $553,000 for the three months ended April 30, 2018 and 2017, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $270,000 and $397,000 for the six-month periods ended April 30, 2018 and 2017, respectively, and $130,000 and $198,000 for the three-month periods ended April 30, 2018 and 2017, respectively. The management agreement expires on October 31, 2019, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

Index

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $49,000 and $55,000 for the six months ended April 30, 2018 and 2017, respectively, and $17,000 and $33,000 for the three months ended April 30, 2018 and 2017, respectively.

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during the six months ended April 30, 2018 and 2017 were approximately $1,195,000 and $0, respectively, and $432,500 and $0 for the three months ended April 30, 2018 and 2017, respectively. Fees incurred during Fiscal 2018 related to commissions to Hekemian for the following: $522,500 for the purchase of the Station Place property; $400,000 for the refinancing of the Grande Rotunda, LLC loan; $240,000 for the refinancing of the Pierre Towers, LLC loan; $32,500 for the renewal of FREIT’s line of credit.

In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. As part of this agreement, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda redevelopment project. Grande Rotunda, LLC paid $500,000 of this fee to Resources in Fiscal 2013 and the balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of this project. A final certificate of occupancy was issued in Fiscal 2016; however Resources agreed to defer the payment of the $900,000 balance of this fee (the $900,000 was included in accounts payable on FREIT’s condensed consolidated balance sheet at October 31, 2017). Grande Rotunda, LLC paid the $900,000 portion of this fee to Resources in February 2018 in connection with the refinancing of the Wells Fargo construction loan for the Rotunda property with a new construction loan from Aareal Capital Corporation. Additionally, Grande Rotunda, LLC paid Resources the amount of approximately $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof.

Robert S. Hekemian, the Chairman of the Board and Chief Executive Officer of Hekemian, is the former Chairman and Chief Executive Officer of FREIT. Mr. Hekemian retired as Chairman and Chief Executive Officer of FREIT effective upon the conclusion of FREIT’s 2018 Annual Meeting of Shareholders held on April 5, 2018 (the “2018 Annual Meeting”). Robert S. Hekemian, Jr., the President of Hekemian, is a Trustee of FREIT, and succeeded Robert S. Hekemian as Chief Executive Office of FREIT effective upon the conclusion of the 2018 Annual Meeting. David Hekemian, a Principal of Hekemian, was elected as a Trustee of FREIT at the 2018 Annual Meeting.

Trustee fee expense (including interest) incurred by FREIT for the six months ended April 30, 2018 and 2017 was approximately $255,000 and $273,000, respectively, for Robert S. Hekemian, $41,000 and $34,000, respectively, for Robert S. Hekemian, Jr. and $2,000 and $0, respectively, for David Hekemian and for the three months ended April 30, 2018 and 2017 was approximately $119,000 and $135,000, respectively, for Robert S. Hekemian, $27,000 and $17,000, respectively, for Robert S. Hekemian, Jr. and $2,000 and $0, respectively, for David Hekemian (See Note 13 to FREIT’s condensed consolidated financial statements).

Pursuant to the terms of a Consulting Agreement between Robert S. Hekemian and the Trust, Mr. Hekemian will continue to serve the Trust in a consulting capacity effective upon conclusion of FREIT’s 2018 Annual Meeting. The Consulting Agreement has a term of four years, and obliges Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT will pay Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which shall be payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee will be determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee is payable. For the six and three months ended April 30, 2018, consulting fee expense for Robert S. Hekemian was approximately $4,200.

Rotunda 100, LLC owns a 40% minority equity interest in Grande Rotunda, LLC and FREIT owns a 60% equity interest in Grande Rotunda, LLC. Damascus 100, LLC owns a 30% minority equity interest in Damascus Centre, LLC and FREIT owns a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances, which amounted to $5,451,000 at both April 30, 2018 and October 31, 2017, were in the form of secured loans that bear interest that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of a refinancing or sale of Grande Rotunda, LLC or the Rotunda property.

Index

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of April 30, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.3 million and $5.2 million, respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 8 – Mortgage financings:

The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due on March 1, 2018. FREIT is currently working with the lender, Oritani Bank, to extend the loan while the lender completes its underwriting process. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. On December 9, 2013, Grande Rotunda, LLC, a consolidated subsidiary, closed with Wells Fargo Bank on a construction loan of up to $120 million to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR. On November 23, 2016, the following terms and conditions of this loan were modified: (i) the total amount that could have been drawn on this loan was decreased from $120 million to $116.1 million, allowing for an additional draw of $2.1 million over the then existing balance of approximately $114 million to be used for retail tenant improvements and leasing commissions; (ii) leasing benchmarks were no longer required to be met including the waiver of the leasing benchmarks FREIT was not in compliance with as of June 30, 2016; (iii) Grande Rotunda, LLC provided an interest reserve to Wells Fargo Bank in the amount of $2 million for the purpose of funding interest payments, and was obliged to replenish the account balance to $1 million if it should fall below $500,000; (iv) the maturity date of the loan was changed from December 31, 2017 to October 31, 2017 with no option to extend; and (v) the interest rate on the amount outstanding on the loan was increased by 25 basis points to 250 basis points over the monthly LIBOR. The following terms and conditions of this loan were modified and effective as of October 31, 2017: (i) the maturity date of the loan was extended 120 days from October 31, 2017 to February 28, 2018; (ii) the interest rate on the amount outstanding on the loan was increased by 35 basis points to 285 basis points over the monthly LIBOR through December 31, 2017; and (iii) the interest rate on the amount outstanding on the loan was increased by 65 basis points to 315 basis points over the monthly LIBOR from January 1, 2018 through February 28, 2018.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan, secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of April 30, 2018, approximately $118.5 million of this loan was drawn down and the interest rate was approximately 4.73%.

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

Index

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of April 30, 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2018 and October 31, 2017:

($ in Millions)	April 30, 2018	October 31, 2017

Fair Value	$341.7	$317.8

Carrying Value	$348.6	$321.6

Fair values are estimated based on market interest rates at April 30, 2018 and October 31, 2017 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the six and three-month periods ended April 30, 2018 and 2017. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$12,566	$12,070	$6,263	$5,996
Residential	15,780	12,882	7,987	6,495
Total real estate rental revenue	28,346	24,952	14,250	12,491

Real estate operating expenses:
Commercial	6,001	5,835	2,964	2,950
Residential	5,867	6,887	2,151	3,703
Total real estate operating expenses	11,868	12,722	5,115	6,653

Net operating income:
Commercial	6,565	6,235	3,299	3,046
Residential	9,913	5,995	5,836	2,792
Total net operating income	$16,478	$12,230	$9,135	$5,838

Recurring capital improvements - residential	$(238)	$(379)	$(127)	$(179)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$16,478	$12,230	$9,135	$5,838
Deferred rents - straight lining	173	311	75	173
Lease termination fee	—	(620)	—	(620)
Investment income	112	91	57	45
Unrealized gain on interest rate cap contract	19	—	19	—
General and administrative expenses	(1,192)	(1,157)	(639)	(633)
Depreciation	(5,512)	(5,178)	(2,801)	(2,648)
Financing costs	(9,571)	(7,722)	(4,419)	(3,856)
Net income (loss)	507	(2,045)	1,427	(1,701)
Net (income) loss attributable to noncontrolling interests in subsidiaries	251	1,409	(312)	1,002
Net income (loss) attributable to common equity	$758	$(636)	$1,115	$(699)

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

As of April 30, 2018, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2015 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan reserving an additional 300,000 shares for issuance under the Plan. As of April 30, 2018, 485,020 shares are available for issuance under the Plan after giving effect to the amendment.

Index

The following table summarizes stock option activity for the six-month period ended April 30, 2018:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	267,780	$18.81
Options granted during period	—	—
Options forfeited/cancelled during period	—	—
Options outstanding end of period	267,780	$18.81
Options vested and expected to vest	262,280
Options exercisable at end of period	147,940

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

For the six-month periods ended April 30, 2018 and 2017, compensation expense related to stock options granted amounted to approximately $61,000 and $61,000, respectively. For the three-month periods ended April 30, 2018 and 2017, compensation expense related to stock options granted amounted to approximately $30,000 and $30,000, respectively. At April 30, 2018, there was approximately $218,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

There was no aggregate intrinsic value of options vested and expected to vest and options exercisable at April 30, 2018 as the exercise price of the options was greater than the market or average share price.

Note 13 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the six and three-month periods ended April 30, 2018 were deferred under the Deferred Fee Plan except for fees payable to three Trustees, who elected to receive such fees in cash. All fees payable to Trustees for the six and three-month periods ended April 30, 2017 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the six-month periods ended April 30, 2018 and 2017, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $430,000 and $423,200, respectively, which have been paid through the issuance of 28,118 and 21,037 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the six-month periods ended April 30, 2018 and 2017, FREIT has charged as expense approximately $423,300 and $410,200, respectively, representing deferred Trustee fees and interest, and the balance of approximately $6,700 and $13,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

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

Index

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

Note 15 – Subsequent event:

On May 3, 2018, the Board approved the grant of a total of 38,000 non-qualified share options under the Equity Incentive Plan to two members of the Board who were appointed to the Board during Fiscal 2018. The options have an exercise price of $15.50 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be May 2, 2028.

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

The economic and financial environment: Even though the U.S. economy grew an average annualized rate of 2.3% in the first quarter of 2018, it remained at the lowest growth rate in a year. Employment remains healthy with an unemployment rate at 3.9% in April 2018, the lowest rate since December 2000, and real income continues to grow at a solid pace. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect refinancing of mortgages coming due in the short-term.

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

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. As of April 30, 2018, the residential section is approximately 96% leased and the retail space is approximately 79.7% leased. FREIT expects Rotunda’s operations to stabilize in late 2018 to early 2019.

Debt Financing Availability: Financing for development projects has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan, secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of April 30, 2018, approximately $118.5 million of this loan was drawn down and the interest rate was approximately 4.73%.

Index

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

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of April 30, 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

Operating Cash Flow: FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, have been applied consistently as at April 30, 2018, and for the six and three months ended April 30, 2018 and 2017. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2018 (“Current Six Months”) increased 12.9% to $28,519,000, compared to $25,263,000 for the six months ended April 30, 2017 (“Prior Year’s Six Months”). For the three months ended April 30, 2018 (“Current Quarter”), real estate revenue increased 13.1% to $14,325,000, compared to $12,664,000 for the three months ended April 30, 2017 (“Prior Year’s Quarter”). The increase in revenue was primarily attributable to an increase in the average occupancy rate at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Six Months and Current Quarter was net income of $758,000 or $0.11 per share basic and diluted and $1,115,000 or $0.16 per share basic and diluted, compared to net loss of $636,000 or ($0.09) per share basic and diluted and $699,000 or ($0.10) per share basic and diluted for the Prior Year’s comparable periods, respectively.

Included in net income for the Current Six and Three Months was a $1.5 million real estate tax credit at the Rotunda Icon property for tax year 2017 and 2018 received in March 2018 with a consolidated impact to FREIT of approximately $0.9 million based on FREIT’s 60% ownership. Also included in net income for the Current Six Months was a $1.2 million loan prepayment cost related to the Pierre Towers, LLC loan refinancing (which is included in Interest expense on the accompanying condensed consolidated statement of income for the six months ended April 30, 2018) with a consolidated impact to FREIT of approximately $0.8 million based on FREIT’s 65% ownership. Included in net loss for the Prior Year’s Six and Three Months was a $620,000 termination fee payment made by Wayne PSC, LLC (“Wayne PSC”) to terminate the lease and take possession of the Macy’s space at the Preakness Shopping Center in Wayne, New Jersey with a consolidated impact to FREIT of approximately $250,000 based on FREIT’s 40% ownership.

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the six and three months ended April 30, 2018 and 2017:

	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2018	2017	Change	2018	2017	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$6,778	$6,572	$206	$3,394	$3,225	$169
Residential properties	9,873	5,969	3,904	5,816	2,786	3,030
Total income from real estate operations	16,651	12,541	4,110	9,210	6,011	3,199

Financing costs:
Fixed rate mortgages	(5,608)	(5,116)	(492)	(2,294)	(2,527)	233
Floating rate mortgages	(1,812)	(8)	(1,804)	(1,565)	(8)	(1,557)
Floating rate - Rotunda construction loan	(1,321)	(1,856)	535	(90)	(954)	864
Credit line	(28)	(10)	(18)	(3)	(10)	7
Other - Corporate interest	(336)	(194)	(142)	(151)	(103)	(48)
Mortgage cost amortization	(466)	(538)	72	(316)	(254)	(62)
Total financing costs	(9,571)	(7,722)	(1,849)	(4,419)	(3,856)	(563)

Investment income	112	91	21	57	45	12
Unrealized gain on interest rate cap contract	19	—	19	19	—	19

General & administrative expenses:
Accounting fees	(277)	(275)	(2)	(136)	(125)	(11)
Legal & professional fees	(88)	(47)	(41)	(62)	(38)	(24)
Trustees and consultant fees	(495)	(485)	(10)	(261)	(250)	(11)
Stock option expense	(61)	(61)	—	(30)	(30)	—
Corporate expenses	(271)	(289)	18	(150)	(190)	40
Total general & administrative expenses	(1,192)	(1,157)	(35)	(639)	(633)	(6)

Depreciation	(5,512)	(5,178)	(334)	(2,801)	(2,648)	(153)
Adjusted net income (loss)	507	(1,425)	1,932	1,427	(1,081)	2,508

Lease termination fee	—	(620)	620	—	(620)	620
Net income (loss)	507	(2,045)	2,552	1,427	(1,701)	3,128

Net (income) loss attributable to noncontrolling interests in subsidiaries	251	1,409	(1,158)	(312)	1,002	(1,314)

Net income (loss) attributable to common equity	$758	$(636)	$1,394	$1,115	$(699)	$1,814

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

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (See below for definition of NOI):

	Commercial				Residential					Combined
	Six Months Ended				Six Months Ended					Six Months Ended
	April 30,		Increase (Decrease)		April 30,			Increase (Decrease)		April 30,
	2018	2017	$	%	2018	2017		$	%	2018	2017
	(In Thousands)				(In Thousands)					(In Thousands)
Rental income	$9,572	$9,019	$553	6.1%	$15,426	$12,688		$2,738	21.6%	$24,998	$21,707
Reimbursements	2,950	2,754	196	7.1%	37	19		18	94.7%	2,987	2,773
Other	44	297	(253)	-85.2%	317	175		142	81.1%	361	472
Total revenue	12,566	12,070	496	4.1%	15,780	12,882		2,898	22.5%	28,346	24,952
Operating expenses	6,001	5,835	166	2.8%	5,867	6,887		(1,020)	-14.8%	11,868	12,722
Net operating income	$6,565	$6,235	$330	5.3%	$9,913	$5,995		$3,918	65.4%	16,478	12,230

Average Occupancy %	75.9%	76.8%		-0.9%	93.7%	78.6%	*		15.1%

Reconciliation to consolidated net income (loss)-common equity:
Deferred rents - straight lining	173	311
Lease termination fee	—	(620)
Investment income	112	91
Unrealized gain on interest rate cap contract	19	—
General and administrative expenses	(1,192)	(1,157)
Depreciation	(5,512)	(5,178)
Financing costs	(9,571)	(7,722)
Net income (loss)	507	(2,045)
Net loss attributable to noncontrolling interests in subsidiaries	251	1,409
Net income (loss) attributable to common equity	$758	$(636)

	Commercial				Residential					Combined
	Three Months Ended				Three Months Ended					Three Months Ended
	April 30,		Increase (Decrease)		April 30,			Increase (Decrease)		April 30,
	2018	2017	$	%	2018	2017		$	%	2018	2017
	(In Thousands)				(In Thousands)					(In Thousands)
Rental income	$4,860	$4,593	$267	5.8%	$7,846	$6,391		$1,455	22.8%	$12,706	$10,984
Reimbursements	1,393	1,397	(4)	-0.3%	18	10		8	80.0%	1,411	1,407
Other	10	6	4	66.7%	123	94		29	30.9%	133	100
Total revenue	6,263	5,996	267	4.5%	7,987	6,495		1,492	23.0%	14,250	12,491
Operating expenses	2,964	2,950	14	0.5%	2,151	3,703		(1,552)	-41.9%	5,115	6,653
Net operating income	$3,299	$3,046	$253	8.3%	$5,836	$2,792		$3,044	109.0%	9,135	5,838

Average Occupancy %	76.6%	77.6%		-1.0%	94.2%	79.2%	*		15.0%

Reconciliation to condensed consolidated net income (loss)-common equity:
Deferred rents - straight lining	75	173
Lease termination fee	—	(620)
Investment income	57	45
Unrealized gain on interest rate cap contract	19	—
General and administrative expenses	(639)	(633)
Depreciation	(2,801)	(2,648)
Financing costs	(4,419)	(3,856)
Net income (loss)	1,427	(1,701)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(312)	1,002
Net income (loss) attributable to common equity	$1,115	$(699)

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

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter increased by 4.1% and 4.5%, respectively, and NOI increased by 5.3% and 8.3%, respectively, as compared to the Prior Year’s comparable periods. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space offset partially by the loss of revenue from Macy’s vacating the Preakness Shopping Center in Wayne, New Jersey in April 2017. For the Current Six Months and Current Quarter, average occupancy showed a slight decrease of 0.9% and 1%, respectively, as compared to the Prior Year’s comparable periods primarily driven by Macy’s vacating the space at the Preakness Shopping Center offset by an increase at the Rotunda property as tenants occupy leased spaces.

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

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	10	55,031	$22.49	$22.69	-0.9%	$0.28	$0.45

Non-comparable leases	3	6,688	$42.37	N/A	N/A	$4.69	$1.49

Total leasing activity	13	61,719

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	2	3,683	$25.63	$23.35	9.8%	$0.58	$0.31

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	2	3,683

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

ROTUNDA

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 135,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. As of April 30, 2018, the residential section is approximately 96% leased and 92.6% occupied and the retail space is approximately 79.7% leased and 74.5% occupied. FREIT expects the Rotunda’s operations to stabilize in late 2018 to early 2019.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan, secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of April 30, 2018, approximately $118.5 million of this loan was drawn down and the interest rate was approximately 4.73%.

Index

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of April 30, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.3 million and $5.2 million, respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,437 apartment units, which is inclusive of the Station Place property in Red Bank, New Jersey, which was acquired in December 2017. On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sale price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property to complete this like-kind exchange (Station Place) was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property (See Notes 5 and 6 to FREIT’s condensed consolidated financials for further details).

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter increased by 22.5% and 23%, respectively, and NOI for the Current Six Months and Current Quarter increased by 65.4% and 109%, respectively, as compared to the Prior Year’s comparable periods. The increase in revenue and NOI for the Current Six Months and Current Quarter was primarily driven by an increase in the average annual occupancy at the Icon (the residential portion of the Rotunda property in Baltimore, Maryland) to 88.5% in the Current Six Months compared to 34.5% in the Prior Year’s Six Months and 90.9% in the Current Quarter as compared to 37.8% in the Prior Year’s Quarter. Also contributing to the increase in NOI for the Current Six Months and Current Quarter was the $1.5 million real estate tax credit at the Rotunda Icon property for tax year 2017 and 2018 received in March 2018 with a consolidated impact to FREIT of approximately $0.9 million based on FREIT’s 60% ownership. Average occupancy for all residential properties for the Current Six Months and Current Quarter increased 15.1% and 15%, respectively, over the Prior Year’s comparable periods primarily driven by the Rotunda Icon property.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Station Place property is not included as same property, since it is a newly acquired property that has been in operation for less than a year. The Hammel Gardens property was excluded from same property results for all periods presented because this property was sold in the prior fiscal year. For the Current Six Months and Current Quarter, same property revenue increased by 24.4% and 23.7%, respectively, and same property NOI increased by 68.9% and 114.4%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents (excluding from both periods presented, the Hammel Gardens property which was sold in June 2017 and the Station Place property which was a newly acquired property that has been in operation for less than a year) at the end of the Current Quarter and the Prior Year’s Quarter were $1,879 and $1,846, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $228,000 and $217,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves. In April 2018, Pierre Towers, LLC, a consolidated subsidiary, entered into an agreement with Public Service Electric & Gas Company (“PSE&G”), whereby PSE&G would fund a project to make certain upgrades at the Pierre property located in Hackensack, New Jersey which include boiler replacement, lighting replacement of interior and exterior fixtures and minor lighting controls in apartment lighting. PSE&G will initially fund 100% of this project at an estimated cost of $924,000. Upon completion of the project which is targeted in late December 2018, Pierre Towers, LLC will be required to reimburse PSE&G for approximately $391,000 of this cost, to be paid monthly over a five year term with no interest.

Index

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$4,918	$5,116	$1,696	$2,527
New	690	—	598	8
Variable rate mortgages:
1st Mortgages
Existing	503	—	256	—
New	1,309	8	1,309	—
Construction loan-Rotunda	1,321	1,856	90	954
Credit line	28	10	3	10
Other	336	194	151	103
Total financing costs, gross	9,105	7,184	4,103	3,602
Amortization of mortgage costs	466	538	316	254
Total financing costs, net	$9,571	$7,722	$4,419	$3,856

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Six Months increased approximately $1,849,000 or 23.9% as compared to the Prior Year’s comparable period which was primarily attributable to a $1.2 million loan prepayment cost related to the Pierre Towers, LLC loan refinancing with a consolidated impact to FREIT of approximately $0.8 million and the refinancing of Grande Rotunda LLC’s loan on the Rotunda property. Total net financing costs for the Current Quarter increased approximately $563,000 or 14.6% as compared to the Prior Year’s comparable period primarily driven by the increase in interest associated with the refinancing of Grande Rotunda LLC’s loan on the Rotunda property. (See Note 8 to FREIT’s condensed consolidated financial statements for further details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $1,192,000 and $639,000, respectively, compared to $1,157,000 and $633,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustee and consulting fees.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $5,512,000 and $2,801,000, respectively, as compared to $5,178,000 and $2,648,000, respectively, for the Prior Year’s comparable periods. The increase in depreciation was primarily attributable to additional retail tenant improvements at the Rotunda property being placed into service as the property continues to lease-up.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5 million for the Current Six Months compared to $3.6 million for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As at April 30, 2018, FREIT had cash and cash equivalents totaling $18.9 million, compared to $7.9 million at October 31, 2017. The increase in cash for the Current Six Months is primarily attributable to $21.8 million in net cash provided by financing activities and $5 million in net cash provided by operating activities, offset by $15.8 million in net cash used in investing activities including capital expenditures.

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

Index

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sale price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 Exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased.

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

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of April 30, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.3 million and $5.2 million, respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

After careful consideration of FREIT’s projected operating results and cash needs, the Board of Trustees declared a second quarter dividend of $0.05 per share which will be paid on June 15, 2018 to shareholders of record on June 1, 2018. The Board will continue to evaluate the dividend on a quarterly basis.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of April 30, 2018, there was no amount outstanding and $13 million was available under the line of credit.

As at April 30, 2018, FREIT’s aggregate outstanding mortgage debt was $352.6 million, which bears a weighted average interest rate of 3.9% and an average life of approximately 4.7 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2018	2019	2021	2022	2023	2024	2025	2026	2028
($ in millions)
Mortgage "Balloon" Payments	$5.2	$39.5	137.6*	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9

*Includes Rotunda loan in the amount of $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

Index

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2018 and October 31, 2017:

($ in Millions)	April 30, 2018	October 31, 2017

Fair Value	$341.7	$317.8

Carrying Value	$348.6	$321.6

Fair values are estimated based on market interest rates at April 30, 2018 and October 31, 2017 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2018, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $9.4 million, and a 1% decrease would increase the fair value by $10 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due on March 1, 2018. FREIT is currently working with the lender, Oritani Bank, to extend the loan while the lender completes its underwriting process. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan, secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of April 30, 2018, approximately $118.5 million of this loan was drawn down and the interest rate was approximately 4.73%.

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

FREIT has variable interest rate mortgages securing its Damascus Center, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($20,152,000 at April 30, 2018) for the Damascus Center swaps, a notional amount of approximately $16,200,000 ($16,089,000 at April 30, 2018) for the Regency swap, a notional amount of approximately $25,800,000 ($24,823,000 at April 30, 2018) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,350,000 at April 30, 2018) for the Station Place swap.

Interest rate cap contract: To limit exposure on interest rate volatility, FREIT uses an interest rate cap contract to cap a floating interest rate at a set pre-determined rate. FREIT enters into cap contracts with a counterparty that is usually a high-quality commercial bank. In essence, so long as the floating interest rate is below the cap rate, FREIT agrees to pay its counterparties a variable rate of interest on a dollar amount of notional principal (which corresponds to FREIT’s mortgage debt). Once the floating interest rate rises above the cap rate, FREIT’s counterparties, in return, agree to pay FREIT a short-term rate of interest above the cap on that same notional amount.

FREIT has a variable interest rate loan securing its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan previously held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at April 30, 2018) and a term of two years with the loan being hedged against having a balance of approximately $118,520,000 and a term of three years.

Current GAAP requires FREIT to mark-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps are accounted for as effective cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s income statement; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the balance sheet. The interest rate cap is accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. This gain or loss represents the economic consequence of liquidating fixed rate swaps and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2018, the interest rate cap contract for the Rotunda property and the swap contracts for the Damascus Centre, Regency, Wayne PSC and Station Place properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized gains of approximately $2,313,000 for the Wayne PSC swap, $883,000 for the Damascus Centre swaps, $238,000 for the Regency swap, $266,000 for the Station Place swap and $107,000 for the Grande Rotunda LLC cap, all of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at April 30, 2018. The change in the fair value for the interest rate swap contracts (gain or loss) during such period has been included in comprehensive income and for the six and three months ended April 30, 2018, FREIT recorded an unrealized gain of $2,538,000 and $907,000, respectively, in comprehensive income. The change in the fair value of the Grande Rotunda, LLC interest rate cap contract (gain or loss) during such period has been included in the condensed consolidated statement of income and for the six and three months ended April 30, 2018, FREIT recorded an unrealized gain of approximately $19,000. For the six and three months ended April 30, 2017, FREIT recorded an unrealized gain of $2,606,000 and unrealized loss of $240,000, respectively, in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in fair value of the swaps during such period with a corresponding asset of approximately $1,325,000 for the Wayne PSC swap and $275,000 for the Damascus Centre swaps and a corresponding liability of $439,000 for the Regency swap as at October 31, 2017.

Index

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

STOCK OPTION PLAN

On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan reserving an additional 300,000 shares for issuance under the Plan. As of April 30, 2018, 485,020 shares are available for issuance under the Plan after giving effect to the amendment.

On May 3, 2018, the Board approved the grant of a total of 38,000 non-qualified share options under the Equity Incentive Plan to two members of the Board who were appointed to the Board during Fiscal 2018. The options have an exercise price of $15.50 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be May 2, 2028.

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

	For the Six Months Ended April 30,			For the Three Months Ended April 30,
	2018		2017	2018	2017
	(In Thousands, Except Per Share)			(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$507		$(2,045)	$1,427	$(1,701)
Depreciation of consolidated properties	5,512		5,178	2,801	2,648
Amortization of deferred leasing costs	300		223	155	120
Distributions to minority interests	(340	)(b)	(270)	(280)	(120)
FFO	$5,979		$3,086	$4,103	$947

Per Share - Basic and Diluted	$0.87		$0.45	$0.60	$0.14

(a) As prescribed by NAREIT.

(b) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $6 million related to the refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership which is a consolidated subsidiary. See Note 8 to the condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$5,979	$3,086	$4,103	$947
Deferred rents (Straight lining)	(173)	(311)	(75)	(173)
Capital Improvements - Apartments	(238)	(379)	(127)	(179)
Lease termination fee	—	620	—	620
AFFO	$5,568	$3,016	$3,901	$1,215

Per Share - Basic and Diluted	$0.81	$0.44	$0.57	$0.18

Weighted Average Shares Outstanding:
Basic and Diluted	6,869	6,823	6,876	6,828

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2018. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2018, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 8, 2018
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)