Form 10-Q
period 2018-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2018-09-07
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of September 7, 2018, the number of shares of beneficial interest outstanding was 6,756,734.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY

 Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2018	2017
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$346,565	$331,965
Construction in progress	140	129
Cash and cash equivalents	20,744	7,899
Tenants' security accounts	2,186	2,007
Receivables arising from straight-lining of rents	3,714	3,359
Accounts receivable, net of allowance for doubtful accounts of $333 and	2,544	1,767
$175 as of July 31, 2018 and October 31, 2017, respectively
Secured loans receivable	5,451	5,451
Prepaid expenses and other assets	6,368	9,135
Qualified intermediary deposit - 1031 exchange	—	6,965
Deferred charges, net	2,860	2,680
Interest rate cap and swap contracts	3,950	1,600
Total Assets	$394,522	$372,957

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$351,569	$323,435
Less unamortized debt issuance costs	3,778	1,863
Mortgages payable, net	347,791	321,572

Due to affiliate	5,349	5,172
Deferred trustee compensation payable	8,457	9,078
Accounts payable and accrued expenses	3,064	3,870
Dividends payable	338	—
Tenants' security deposits	3,170	2,960
Deferred revenue	890	1,276
Interest rate swap contract	—	439
Total Liabilities	369,059	344,367

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 146,121	28,075	27,651
and 122,092 vested share units granted to trustees at July 31, 2018 and October 31, 2017, respectively
Treasury stock, at cost: 236,418 and 253,083 shares at July 31, 2018
and October 31, 2017, respectively	(4,959)	(5,273)
Dividends in excess of net income	(4,464)	(4,824)
Accumulated other comprehensive income	2,161	284
Total Common Equity	20,813	17,838
Noncontrolling interests in subsidiaries	4,650	10,752
Total Equity	25,463	28,590
Total Liabilities and Equity	$394,522	$372,957

See Notes to Condensed Consolidated Financial Statements.

 Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2018 AND 2017

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$38,207	$33,367	$13,036	$11,349
Reimbursements	4,428	3,999	1,441	1,226
Sundry income	515	577	154	105
Total revenue	43,150	37,943	14,631	12,680

Expenses:
Operating expenses	12,311	11,964	3,993	4,049
Lease termination fee	—	620	—	—
Management fees	1,893	1,749	633	593
Real estate taxes	5,888	7,362	2,438	2,554
Depreciation	8,573	7,887	3,029	2,709
Total expenses	28,665	29,582	10,093	9,905

Operating income	14,485	8,361	4,538	2,775

Investment income	201	145	89	54
Unrealized gain on interest rate cap contract	40	—	21	—
Gain on sale of property	—	15,395	—	15,395
Loan prepayment costs relating to property sale	—	(1,139)	—	(1,139)
Interest expense including amortization
of deferred financing costs	(14,108)	(11,706)	(4,537)	(3,984)
Net income	618	11,056	111	13,101

Net loss attributable to noncontrolling
interests in subsidiaries	432	2,062	181	653

Net income attributable to common equity	$1,050	$13,118	$292	$13,754

Earnings per share - basic and diluted	$0.15	$1.92	$0.04	$2.01

Weighted average shares outstanding:
Basic	6,876	6,828	6,890	6,839
Diluted	6,876	6,831	6,890	6,839

See Notes to Condensed Consolidated Financial Statements.

 Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2018 AND 2017

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$618	$11,056	$111	$13,101

Other comprehensive income:
Unrealized gain (loss) on interest rate swap contracts before
reclassifications	2,551	2,077	138	(198)
Amount reclassified from accumulated other comprehensive income
to interest expense	110	441	(15)	110
Net unrealized gain (loss) on interest rate swap contracts	2,661	2,518	123	(88)
Comprehensive income	3,279	13,574	234	13,013
Net loss attributable to noncontrolling interests	432	2,062	181	653
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contracts attributable
to noncontrolling interests	(784)	(848)	(9)	31
Comprehensive income (loss) attributable to noncontrolling interests	(352)	1,214	172	684
Comprehensive income attributable to common equity	$2,927	$14,788	$406	$13,697

See Notes to Condensed Consolidated Financial Statements.

 Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JULY 31, 2018

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2017	$27,651	$(5,273)	$(4,824)	$284	$17,838	$10,752	$28,590

Stock based compensation expense	95				95		95

Vested share units granted to trustees and consultant	643				643		643

Vested share units issued to consultant and retired trustee *	(314)	314			—		—

Distributions to noncontrolling interests					—	(6,454)	(6,454)

Net income (loss)			1,050		1,050	(432)	618

Dividends declared, including $14 payable in share units ($0.10 per share)			(690)		(690)		(690)

Net unrealized gain on interest rate swaps				1,877	1,877	784	2,661

Balance at July 31, 2018	$28,075	$(4,959)	$(4,464)	$2,161	$20,813	$4,650	$25,463

  * Represents the issuance of treasury shares to consultant and retired trustee for share units earned.

See Notes to Condensed Consolidated Financial Statements.

 Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2018 AND 2017

(Unaudited)

	Nine Months Ended
	July 31,
	2018	2017
	(In Thousands of Dollars)
Operating activities:
Net income	$618	$11,056
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	8,573	7,887
Amortization	1,253	1,273
Unrealized gain on interest rate cap contract	(40)	—
Stock based compensation expense	95	92
Trustee fees, consultant fee and related interest paid in stock units	629	607
Gain on sale of property	—	(15,395)
Deferred rents - straight line rent	(355)	(552)
Bad debt expense	233	152
Changes in operating assets and liabilities:
Tenants' security accounts	31	92
Accounts receivable, prepaid expenses and other assets	(2,377)	(3,065)
Accounts payable, accrued expenses and deferred
trustee compensation	(767)	(1,648)
Deferred revenue	(386)	349
Net cash provided by operating activities	7,507	848
Investing activities:
Proceeds from sale of property	—	9,144
Capital improvements - existing properties	(4,294)	(9,348)
Acquisition of Station Place, net of proceeds released from escrow related to 1031 exchange	(12,585)	—
Net cash used in investing activities	(16,879)	(204)
Financing activities:
Repayment of mortgages and construction loan	(147,615)	(33,010)
Proceeds from mortgage loan refinancings	166,520	23,500
Proceeds from acquisition mortgage loan	12,350	—
Refinancing good faith deposit refund	960	—
Restricted loan proceeds released from escrow	1,850	—
Proceeds from construction loan	—	1,349
Proceeds from credit line	—	3,000
Repayment of credit line	(3,121)	—
Advanced funding for construction loan reserve	647	(1,002)
Interest rate cap contract cost	(89)	—
Deferred financing costs	(2,670)	(359)
Dividends paid	(338)	(3,033)
Due to affiliate	177	4,814
Distributions to noncontrolling interests	(6,454)	(360)
Net cash provided by (used in) financing activities	22,217	(5,101)
Net increase (decrease) in cash and cash equivalents	12,845	(4,457)
Cash and cash equivalents, beginning of period	7,899	10,906
Cash and cash equivalents, end of period	$20,744	$6,449

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized including $1,139 in loan prepayment costs related to property sale in 2017	$12,936	$11,605

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$196	$253

Proceeds from sale of property, held in escrow pending 1031 exchange	$—	$6,956

Financing activities:
Dividends declared but not paid	$338	$—
Dividends paid in share units	$14	$13

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2017 of First Real Estate Investment Trust of New Jersey (“FREIT”).

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business”, which amends guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business, likely resulting in more acquisitions being accounted for as asset acquisitions. There are certain differences in accounting under these models, including the capitalization of transaction expenses and application of a cost accumulation model in an asset acquisition. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted for certain transactions. Early application of this new accounting guidance is allowed for transactions for which the acquisition date occurs before the effective date of the amendment, only when the transaction has not been previously been reported in financial statements. FREIT acquired a new property, Station Place, located in Red Bank, New Jersey on December 7, 2017. As such, FREIT early adopted this new accounting guidance in the first quarter of Fiscal 2018 and accounted for this transaction as an acquisition of an asset capitalizing approximately $550,000 of transaction expenses.

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

 Index

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 13 to FREIT’s condensed consolidated financials) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the nine and three months ended July 31, 2018 and for the three months ended July 31, 2017, the outstanding stock options were anti-dilutive with no impact on earnings per share. For the nine months ended July 31, 2017, the outstanding stock options increased the average dilutive shares outstanding by approximately 3,000 shares with no impact on earnings per share.

Note 4 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At July 31, 2018, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. At July 31, 2018, the derivative financial instrument has a notional amount of $121.9 million and a maturity date of March 5, 2020.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At July 31, 2018, the total amount outstanding on this loan was $12,350,000. In order to minimize interest rate volatility during the term of this loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At July 31, 2018, the derivative financial instrument has a notional amount of $12,350,000 and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At July 31, 2018, the total amount outstanding on this loan was approximately $24.6 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At July 31, 2018, the derivative financial instrument has a notional amount of approximately $24.7 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of July 31, 2018 was approximately $20 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At July 31, 2018, the derivative financial instrument has a notional amount of approximately $20 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At July 31, 2018, the total amount outstanding on this loan was approximately $16 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At July 31, 2018, the derivative financial instrument has a notional amount of approximately $16 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, Wayne PSC, LLC and Station Place on Monmouth, LLC interest rate swaps as effective cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the nine months ended July 31, 2018, FREIT recorded an unrealized gain of approximately $2,661,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $904,000 for the Damascus Center swaps, $2,317,000 for the Wayne PSC swap, $290,000 for the Regency swap and $311,000 for the Station Place on Monmouth swap as of July 31, 2018. For the nine months ended July 31, 2017, FREIT recorded an unrealized gain of approximately $2,518,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the three months ended July 31, 2018 and 2017, FREIT recorded an unrealized gain of approximately $123,000 and unrealized loss of approximately $88,000, respectively, in comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $275,000 for the Damascus Center swaps, $1,325,000 for the Wayne PSC swap and a corresponding liability of approximately $439,000 for the Regency swap as of October 31, 2017.

 Index

The Grande Rotunda, LLC interest rate cap is for accounting purposes deemed to be accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. For the nine and three months ended July 31, 2018, FREIT recorded an unrealized gain in the condensed consolidated statement of income of approximately $40,000 and $21,000, respectively, for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $128,000 as of July 31, 2018.

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

Note 6 – Property acquisition:

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as the replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017, which completed the like-kind exchange pursuant to Section 1031 of the Internal Revenue Code (See Note 5 to FREIT’s condensed consolidated financial statements). Station Place is part of FREIT’s residential segment. The acquisition cost was $19,550,000 (inclusive of approximately $550,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank.

The acquisition cost of $19.6 million has been allocated as follows: $10.8 million to the building and $8.8 million to the land.

Note 7 - Management agreement, fees and transactions with related parties:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,806,000 and $1,629,000 for the nine months ended July 31, 2018 and 2017, respectively, and $612,000 and $555,000 for the three months ended July 31, 2018 and 2017, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $591,000 and $702,000 for the nine-month periods ended July 31, 2018 and 2017, respectively, and $321,000 and $305,000 for the three-month periods ended July 31, 2018 and 2017, respectively. The management agreement expires on October 31, 2019, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $161,000 and $171,000 for the nine months ended July 31, 2018 and 2017, respectively, and $112,000 and $116,000 for the three months ended July 31, 2018 and 2017, respectively.

 Index

From time to time, FREIT engages Hekemian to provide certain additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during the nine months ended July 31, 2018 and 2017 were approximately $1,195,000 and $467,500, respectively, and $0 and $467,500 for the three months ended July 31, 2018 and 2017, respectively. Fees incurred during Fiscal 2018 related to commissions to Hekemian for the following: $522,500 for the purchase of the Station Place property; $400,000 for the refinancing of the Grande Rotunda, LLC loan; $240,000 for the refinancing of the Pierre Towers, LLC loan; $32,500 for the renewal of FREIT’s line of credit. Fees incurred in Fiscal 2017 related to commissions to Hekemian relating to the sale of the Hammel Gardens property.

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

Robert S. Hekemian, the Chairman of the Board and Chief Executive Officer of Hekemian, is the former Chairman and Chief Executive Officer of FREIT. Mr. Hekemian retired as Chairman and Chief Executive Officer of FREIT effective upon the conclusion of FREIT’s 2018 Annual Meeting of Shareholders held on April 5, 2018 (the “2018 Annual Meeting”). Robert S. Hekemian, Jr., the President of Hekemian, is a Trustee of FREIT, and succeeded Robert S. Hekemian as Chief Executive Officer of FREIT effective upon the conclusion of the 2018 Annual Meeting. David Hekemian, a Principal of Hekemian, was elected as a Trustee of FREIT at the 2018 Annual Meeting.

Trustee fee expense (including interest) incurred by FREIT for the nine months ended July 31, 2018 and 2017 was approximately $309,000 and $405,000, respectively, for Robert S. Hekemian, $96,000 and $50,000, respectively, for Robert S. Hekemian, Jr. and $16,000 and $0, respectively, for David Hekemian and for the three months ended July 31, 2018 and 2017 was approximately $54,000 and $132,000, respectively, for Robert S. Hekemian, $54,000 and $16,000, respectively, for Robert S. Hekemian, Jr. and $13,000 and $0, respectively, for David Hekemian (See Note 13 to FREIT’s condensed consolidated financial statements).

Pursuant to the terms of a Consulting Agreement between Robert S. Hekemian and the Trust, Mr. Hekemian will continue to serve the Trust in a consulting capacity effective upon conclusion of FREIT’s 2018 Annual Meeting. The Consulting Agreement has a term of four years and obliges Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT will pay Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which shall be payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee will be determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee is payable. For the nine and three months ended July 31, 2018, consulting fee expense for Robert S. Hekemian was approximately $19,200 and $15,000, respectively.

Rotunda 100, LLC owns a 40% minority equity interest in Grande Rotunda, LLC and FREIT owns a 60% equity interest in Grande Rotunda, LLC. Damascus 100, LLC owns a 30% minority equity interest in Damascus Centre, LLC and FREIT owns a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances, which amounted to $5,451,000 at both July 31, 2018 and October 31, 2017, were in the form of secured loans that bear interest that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal and interest is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of a refinancing or sale of Grande Rotunda, LLC or the Rotunda property.

 Index

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.3 million and $5.2 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 8 – Mortgage financings:

The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due on March 1, 2018. FREIT is currently operating under the same terms and conditions of the existing agreement while working with the lender, Oritani Bank, to extend the maturity date of the loan and to provide for monthly payments of principal and interest. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

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

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan, secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of July 31, 2018, approximately $118.5 million of this loan was drawn down and the interest rate was approximately 4.94%.

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

 Index

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of July 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2018 and October 31, 2017:

($ in Millions)	July 31, 2018	October 31, 2017

Fair Value	$340.9	$317.8

Carrying Value	$347.8	$321.6

Fair values are estimated based on market interest rates at July 31, 2018 and October 31, 2017 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

 Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the nine and three-month periods ended July 31, 2018 and 2017. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$18,990	$17,764	$6,424	$5,694
Residential	23,805	19,627	8,025	6,745
Total real estate rental revenue	42,795	37,391	14,449	12,439

Real estate operating expenses:
Commercial	8,857	8,754	2,888	2,919
Residential	9,487	10,649	3,620	3,762
Total real estate operating expenses	18,344	19,403	6,508	6,681

Net operating income:
Commercial	10,133	9,010	3,536	2,775
Residential	14,318	8,978	4,405	2,983
Total net operating income	$24,451	$17,988	$7,941	$5,758

Recurring capital improvements - residential	$(575)	$(630)	$(337)	$(251)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$24,451	$17,988	$7,941	$5,758
Gain on sale of property	—	15,395	—	15,395
Loan prepayment costs relating to property sale	—	(1,139)	—	(1,139)
Deferred rents - straight lining	355	552	182	241
Lease termination fee	—	(620)	—	—
Investment income	201	145	89	54
Unrealized gain on interest rate cap contract	40	—	21	—
General and administrative expenses	(1,748)	(1,672)	(556)	(515)
Depreciation	(8,573)	(7,887)	(3,029)	(2,709)
Financing costs	(14,108)	(11,706)	(4,537)	(3,984)
Net income	618	11,056	111	13,101
Net loss attributable to noncontrolling interests in subsidiaries	432	2,062	181	653
Net income attributable to common equity	$1,050	$13,118	$292	$13,754

Note 11 – Income taxes:

FREIT intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2018. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s condensed consolidated financial statements.

There was no ordinary taxable income for the fiscal year ended October 31, 2017 for FREIT to distribute to its shareholders. As described in Notes 5 and 6 to FREIT’s condensed consolidated financial statements, FREIT completed a like-kind exchange with respect to the sale of the Maywood, New Jersey property, which was sold on June 12, 2017 resulting in a capital gain of approximately $15.4 million. The tax basis of Station Place in Red Bank, New Jersey, which was the replacement property in the like-kind exchange, is approximately $18.9 million lower than the acquisition cost of approximately $19.6 million recorded for financial reporting purposes. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s condensed consolidated financial statements.

As of July 31, 2018, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2016 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan reserving an additional 300,000 shares for issuance under the Plan. As of July 31, 2018, 485,020 shares are available for issuance under the Plan after giving effect to the amendment.

The following table summarizes stock option activity for the nine-month period ended July 31, 2018:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	267,780	$18.81
Options granted during period	38,000	15.50
Options forfeited/cancelled during period	—	—
Options outstanding end of period	305,780	$18.40
Options vested and expected to vest	299,140
Options exercisable at end of period	147,940

The estimated fair value of options granted during Fiscal 2018 was $2.09 per option. Such value was estimated on the grant date using a binomial lattice option pricing model using the following assumptions:

•	Expected volatility – 27.6%
•	Risk-free interest rate – 2.94%
•	Imputed option life – 6.6 years
•	Expected dividend yield – 4.7%

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

For the nine-month periods ended July 31, 2018 and 2017, compensation expense related to stock options granted amounted to approximately $95,000 and $92,000, respectively. For the three-month periods ended July 31, 2018 and 2017, compensation expense related to stock options granted amounted to approximately $34,000 and $31,000, respectively. At July 31, 2018, there was approximately $263,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

The aggregate intrinsic value of options vested and expected to vest at July 31, 2018 was approximately $55,000. There was no aggregate intrinsic value of options exercisable at July 31, 2018 as the exercise price of the vested options was greater than the market or average share price.

Note 13 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the nine and three-month periods ended July 31, 2018 were deferred under the Deferred Fee Plan except for fees payable to three Trustees, who elected to receive such fees in cash. All fees payable to Trustees for the nine and three-month periods ended July 31, 2017 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the nine-month periods ended July 31, 2018 and 2017, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $623,000 and $620,800, respectively, which have been paid through the issuance of 39,835 and 32,136 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

 Index

For the nine-month periods ended July 31, 2018 and 2017, FREIT has charged as expense approximately $609,000 and $607,800, respectively, representing deferred Trustee fees and interest, and the balance of approximately $14,000 and $13,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

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

The economic and financial environment: The U.S. economy grew an average annualized rate of 4.1% in the second quarter of 2018, which is the strongest growth rate since the third quarter of 2014. Employment remains healthy with an unemployment rate at 3.9% in July 2018, the lowest rate since 2000, and real income continues to grow at a solid pace. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect refinancing of mortgages coming due in the short-term.

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

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy. The retail space continues to lease-up and is approximately 82.9% leased as of July 31, 2018. FREIT expects Rotunda’s operations to stabilize in 2019.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan, secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of July 31, 2018, approximately $118.5 million of this loan was drawn down and the interest rate was approximately 4.94%.

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

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of July 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due on March 1, 2018. FREIT is currently operating under the same terms and conditions of the existing agreement while working with the lender, Oritani Bank, to extend the maturity date of the loan and to provide for monthly payments of principal and interest. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, have been applied consistently as at July 31, 2018, and for the nine and three months ended July 31, 2018 and 2017. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2018 (“Current Nine Months”) increased 13.7% to $43,150,000, compared to $37,943,000 for the nine months ended July 31, 2017 (“Prior Year’s Nine Months”). For the three months ended July 31, 2018 (“Current Quarter”), real estate revenue increased 15.4% to $14,631,000, compared to $12,680,000 for the three months ended July 31, 2017 (“Prior Year’s Quarter”). The increase in revenue was primarily attributable to an increase in the average occupancy rate at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property.

Net income attributable to common equity (“net income-common equity”) for the Current Nine Months and Current Quarter was $1,050,000 or $0.15 per share basic and diluted and $292,000 or $0.04 per share basic and diluted, compared to $13,118,000 or $1.92 per share basic and diluted and $13,754,000 or $2.01 per share basic and diluted for the Prior Year’s comparable periods, respectively.

Adjusted net income/(loss) for the Current Nine Months and Current Quarter was $618,000 or $0.09 per share basic and diluted and $111,000 or $0.02 per share basic and diluted, compared to a loss of $2,580,000 or ($0.38) per share basic and diluted and a loss of $1,155,000 or ($0.17) per share basic and diluted for the Prior Year’s comparable periods, respectively. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain and loan prepayment costs related to the sale of Hammel Gardens in Maywood, New Jersey in Fiscal 2017; a lease termination fee paid in Fiscal 2017.

Included in adjusted net income for the Current Nine Months was the following: a consolidated net loss of $1.2 million at the Rotunda property as the property continues to lease-up the new retail space and residential units (inclusive of a $1.8 million real estate tax credit attributed to the residential development at the Rotunda Icon property with a consolidated impact to FREIT of approximately $1.1 million based on FREIT’s 60% ownership); a loan prepayment cost of $1.2 million related to the Pierre Towers, LLC loan refinancing (which is included in interest expense on the accompanying condensed consolidated statement of income for the nine months ended July 31, 2018) with a consolidated impact to FREIT of approximately $0.8 million based on FREIT’s 65% ownership. Included in adjusted net income for the Prior Year’s Nine Months was the following: a consolidated net loss of $3.8 million at the Rotunda property driven by higher operational costs as the property was leasing up the new retail space and residential units and increased real estate taxes related to the reassessment resulting from completion of the project. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

 Index

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2018 and 2017:

	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2018	2017	Change	2018	2017	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$10,548	$9,580	$968	$3,738	$3,008	$730
Residential properties	14,258	8,960	5,298	4,385	2,991	1,394
Total income from real estate operations	24,806	18,540	6,266	8,123	5,999	2,124

Financing costs:
Fixed rate mortgages	(7,933)	(7,314)	(619)	(2,325)	(2,198)	(127)
Floating rate mortgages	(3,579)	(239)	(3,340)	(1,767)	(231)	(1,536)
Floating rate - Rotunda construction loan	(1,321)	(2,913)	1,592	—	(1,057)	1,057
Credit line	(28)	(35)	7	—	(25)	25
Other - Corporate interest	(491)	(313)	(178)	(155)	(119)	(36)
Mortgage cost amortization	(756)	(892)	136	(290)	(354)	64
Total financing costs	(14,108)	(11,706)	(2,402)	(4,537)	(3,984)	(553)

Investment income	201	145	56	89	54	35
Unrealized gain on interest rate cap contract	40	—	40	21	—	21

General & administrative expenses:
Accounting fees	(400)	(403)	3	(123)	(128)	5
Legal & professional fees	(108)	(61)	(47)	(20)	(14)	(6)
Trustees and consultant fees	(754)	(719)	(35)	(259)	(234)	(25)
Stock option expense	(95)	(92)	(3)	(34)	(31)	(3)
Corporate expenses	(391)	(397)	6	(120)	(108)	(12)
Total general & administrative expenses	(1,748)	(1,672)	(76)	(556)	(515)	(41)

Depreciation	(8,573)	(7,887)	(686)	(3,029)	(2,709)	(320)
Adjusted net income (loss)	618	(2,580)	3,198	111	(1,155)	1,266

Gain on sale of property	—	15,395	(15,395)	—	15,395	(15,395)
Loan prepayment costs relating to property sale	—	(1,139)	1,139	—	(1,139)	1,139
Lease termination fee	—	(620)	620	—	—	—
Net income	618	11,056	(10,438)	111	13,101	(12,990)

Net loss attributable to noncontrolling interests in subsidiaries	432	2,062	(1,630)	181	653	(472)

Net income attributable to common equity	$1,050	$13,118	$(12,068)	$292	$13,754	$(13,462)

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

 Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (See below for definition of NOI):

	Commercial				Residential					Combined
	Nine Months Ended				Nine Months Ended					Nine Months Ended
	July 31,		Increase (Decrease)		July 31,			Increase (Decrease)		July 31,
	2018	2017	$	%	2018	2017		$	%	2018	2017
	(In Thousands)				(In Thousands)					(In Thousands)
Rental income	$14,540	$13,481	$1,059	7.9%	$23,312	$19,334		$3,978	20.6%	$37,852	$32,815
Reimbursements	4,361	3,971	390	9.8%	67	28		39	139.3%	4,428	3,999
Other	89	312	(223)	-71.5%	426	265		161	60.8%	515	577
Total revenue	18,990	17,764	1,226	6.9%	23,805	19,627		4,178	21.3%	42,795	37,391
Operating expenses	8,857	8,754	103	1.2%	9,487	10,649		(1,162)	-10.9%	18,344	19,403
Net operating income	$10,133	$9,010	$1,123	12.5%	$14,318	$8,978		$5,340	59.5%	24,451	17,988
Gain on sale of property	$—	$—	$—	0.0%	$—	$15,395		$(15,395)	-100.0%	—	15,395
Loan prepayment costs relating to property sale	$—	$—	$—	0.0%	$—	$(1,139)		$1,139	100.0%	—	(1,139)

Average Occupancy %	76.5%	76.1%		0.4%	94.0%	81.0%	*		13.0%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	355	552
Lease termination fee	—	(620)
Investment income	201	145
Unrealized gain on interest rate cap contract	40	—
General and administrative expenses	(1,748)	(1,672)
Depreciation	(8,573)	(7,887)
Financing costs	(14,108)	(11,706)
Net income	618	11,056
Net loss attributable to noncontrolling interests in subsidiaries	432	2,062
Net income attributable to common equity	$1,050	$13,118

	Commercial				Residential					Combined
	Three Months Ended				Three Months Ended					Three Months Ended
	July 31,		Increase (Decrease)		July 31,			Increase (Decrease)		July 31,
	2018	2017	$	%	2018	2017		$	%	2018	2017
	(In Thousands)				(In Thousands)					(In Thousands)
Rental income	$4,968	$4,462	$506	11.3%	$7,886	$6,646		$1,240	18.7%	$12,854	$11,108
Reimbursements	1,411	1,217	194	15.9%	30	9		21	233.3%	1,441	1,226
Other	45	15	30	200.0%	109	90		19	21.1%	154	105
Total revenue	6,424	5,694	730	12.8%	8,025	6,745		1,280	19.0%	14,449	12,439
Operating expenses	2,888	2,919	(31)	-1.1%	3,620	3,762		(142)	-3.8%	6,508	6,681
Net operating income	$3,536	$2,775	$761	27.4%	$4,405	$2,983		$1,422	47.7%	7,941	5,758
Gain on sale of property	$—	$—	$—	0.0%	$—	$15,395		$(15,395)	-100.0%	—	15,395
Loan prepayment costs relating to property sale	$—	$—	$—	0.0%	$—	$(1,139)		$1,139	100.0%	—	(1,139)

Average Occupancy %	77.5%	74.8%		2.7%	94.6%	85.7%	*		8.9%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	182	241
Investment income	89	54
Unrealized gain on interest rate cap contract	21	—
General and administrative expenses	(556)	(515)
Depreciation	(3,029)	(2,709)
Financing costs	(4,537)	(3,984)
Net income	111	13,101
Net loss attributable to noncontrolling interests in subsidiaries	181	653
Net income attributable to common equity	$292	$13,754

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

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter increased by 6.9% and 12.8%, respectively, and NOI increased by 12.5% and 27.4%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties increased by 0.4% and 2.7%, respectively, as compared to the Prior Year’s comparable periods. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space from an average annual occupancy of 72.3% in the Current Nine Months compared to 43.1% in the Prior Year’s Nine Months and 75.7% in the Current Quarter compared to 54.6% in the Prior Year’s Quarter offset partially by the loss of revenue from Macy’s vacating the Preakness Shopping Center in Wayne, New Jersey in April 2017.

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

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	12	58,765	$23.26	$23.35	-0.4%	$0.26	$0.49

Non-comparable leases	6	10,351	$39.70	N/A	N/A	$5.17	$1.98

Total leasing activity	18	69,116

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	2	3,683	$25.63	$23.35	9.8%	$0.58	$0.31

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	2	3,683

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

ROTUNDA

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 135,000 sq. ft. of office space and approximately 84,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy. The retail space continues to lease-up and is approximately 82.9% leased and 75.9% occupied as of July 31, 2018. FREIT expects Rotunda’s operations to stabilize in 2019.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan, secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of July 31, 2018, approximately $118.5 million of this loan was drawn down and the interest rate was approximately 4.94%.

 Index

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.3 million and $5.2 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

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

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter increased by 21.3% and 19%, respectively, and NOI for the Current Nine Months and Current Quarter increased by 59.5% and 47.7%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Nine Months and Current Quarter increased approximately 13% and 8.9%, respectively, over the Prior Year’s comparable periods. The increase in revenue and NOI for the Current Nine Months and Current Quarter was primarily driven by an increase in the average annual occupancy at the Icon (the residential portion of the Rotunda property in Baltimore, Maryland) to 90.3% in the Current Nine Months compared to 42.1% in the Prior Year’s Nine Months and 93.8% in the Current Quarter as compared to 57.3% in the Prior Year’s Quarter. Also contributing to the increase in NOI for the Current Nine Months and Current Quarter was the real estate tax credits from tax year 2017 in the amount of $1.8 million attributed to the residential development at the Rotunda Icon property with a consolidated impact to FREIT of approximately $1.1 million based on FREIT’s 60% ownership.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Station Place property is not included as same property, since it is a newly acquired property that has been in operation for less than a year. The Hammel Gardens property was excluded from same property results for all periods presented because this property was sold in the prior fiscal year. For the Current Nine Months and Current Quarter, same property revenue increased by 21.5% and 16.1%, respectively, and same property NOI increased by 59.2% and 40.9%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents (excluding from both periods presented for comparability purposes, the Station Place property which was a newly acquired property that has been in operation for less than a year and the Icon which reached a stabilized occupancy rate in the third quarter of Fiscal 2018) at the end of the Current Quarter and the Prior Year’s Quarter were $1,894 and $1,860, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $230,000 and $219,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves. In April 2018, Pierre Towers, LLC (“Pierre”), a consolidated subsidiary, entered into an agreement with Public Service Electric & Gas Company (“PSE&G”), whereby PSE&G would fund a project to make certain upgrades at the Pierre property located in Hackensack, New Jersey which include boiler replacement, lighting replacement of interior and exterior fixtures and minor lighting controls in apartment lighting. PSE&G will initially fund 100% of this project at an estimated cost of $924,000. As of July 31, 2018, PSE&G has funded Pierre with approximately $601,000 of the total project cost. Upon completion of the project which is targeted in late December 2018, Pierre Towers, LLC will be required to reimburse PSE&G for approximately $391,000 of this cost, to be paid monthly over a five year term with no interest.

 Index

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$6,638	$7,314	$1,720	$2,198
New	1,295	—	605	—
Variable rate mortgages:
1st Mortgages
Existing	783	—	280	—
New	2,796	239	1,487	231
Construction loan-Rotunda	1,321	2,913	—	1,057
Credit line	28	35	—	25
Other	491	313	155	119
Total financing costs, gross	13,352	10,814	4,247	3,630
Amortization of mortgage costs	756	892	290	354
Total financing costs, net	$14,108	$11,706	$4,537	$3,984

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Nine Months increased approximately $2,402,000 or 20.5% as compared to the Prior Year’s comparable period which was primarily attributable to a $1.2 million loan prepayment cost related to the Pierre Towers, LLC loan refinancing with a consolidated impact to FREIT of approximately $0.8 million and the refinancing of Grande Rotunda LLC’s loan on the Rotunda property. Total net financing costs for the Current Quarter increased approximately $553,000 or 13.9% as compared to the Prior Year’s comparable period primarily driven by the increase in interest associated with the refinancing of Grande Rotunda LLC’s loan on the Rotunda property. (See Note 8 to FREIT’s condensed consolidated financial statements for further details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $1,748,000 and $556,000, respectively, compared to $1,672,000 and $515,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are accounting fees, legal & professional fees and Trustee and consulting fees.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $8,573,000 and $3,029,000, respectively, as compared to $7,887,000 and $2,709,000, respectively, for the Prior Year’s comparable periods. The increase in depreciation was primarily attributable to additional retail tenant improvements at the Rotunda property being placed into service as the property continues to lease-up.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.5 million for the Current Nine Months compared to $0.8 million for the Prior Year’s Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As at July 31, 2018, FREIT had cash and cash equivalents totaling $20.7 million, compared to $7.9 million at October 31, 2017. The increase in cash for the Current Nine Months is primarily attributable to $22.2 million in net cash provided by financing activities and $7.5 million in net cash provided by operating activities, offset by $16.9 million in net cash used in investing activities including capital expenditures.

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

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as a replacement property for the Hammel Gardens property that FREIT sold on June 12, 2017. Station Place is part of FREIT’s residential segment. The acquisition cost was $19,550,000 (inclusive of approximately $550,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank.

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

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2018 and October 31, 2017, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.3 million and $5.2 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

On April 22, 2016, Damascus Centre, LLC was able to take-down a second tranche of its loan held with People’s United Bank in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 was held in escrow (included in prepaid expenses and other assets in the condensed consolidated balance sheet as of October 31, 2017) and would be available to Damascus Centre, LLC once certain tenants opened and began paying rent. In July 2018, these funds totaling $1,850,000 were released from escrow by the bank and became readily available to Damascus, Centre LLC.

After careful consideration of FREIT’s projected operating results and cash needs, the Board of Trustees declared a third quarter dividend of $0.05 per share which will be paid on September 14, 2018 to shareholders of record on September 1, 2018. The Board will continue to evaluate the dividend on a quarterly basis.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of July 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

As at July 31, 2018, FREIT’s aggregate outstanding mortgage debt was $351.6 million, which bears a weighted average interest rate of 3.99% and an average life of approximately 4.5 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2019	2021	2022	2023	2024	2025	2026	2028
($ in millions)
Mortgage "Balloon" Payments	$44.6	$137.6*	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9

   *Includes Rotunda loan in the amount of $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

 Index

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2018 and October 31, 2017:

($ in Millions)	July 31, 2018	October 31, 2017

Fair Value	$340.9	$317.8

Carrying Value	$347.8	$321.6

Fair values are estimated based on market interest rates at July 31, 2018 and October 31, 2017 and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2018, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $9 million, and a 1% decrease would increase the fair value by $9.7 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due on March 1, 2018. FREIT is currently operating under the same terms and conditions of the existing agreement while working with the lender, Oritani Bank, to extend the maturity date of the loan and to provide for monthly payments of principal and interest. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan, secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of July 31, 2018, approximately $118.5 million of this loan was drawn down and the interest rate was approximately 4.94%.

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

FREIT has variable interest rate mortgages securing its Damascus Center, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($20,028,000 at July 31, 2018) for the Damascus Center swaps, a notional amount of approximately $16,200,000 ($16,005,000 at July 31, 2018) for the Regency swap, a notional amount of approximately $25,800,000 ($24,654,000 at July 31, 2018) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,350,000 at July 31, 2018) for the Station Place swap.

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

FREIT has a variable interest rate loan securing its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan previously held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at July 31, 2018) and a term of two years with the loan being hedged against having a balance of approximately $118,520,000 and a term of three years.

Current GAAP requires FREIT to mark-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps are accounted for as effective cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s income statement; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the balance sheet. The interest rate cap is for accounting purposes deemed to be accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. This gain or loss represents the economic consequence of liquidating fixed rate swaps or cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2018, the interest rate cap contract for the Rotunda property and the swap contracts for the Damascus Centre, Regency, Wayne PSC and Station Place properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized gains of approximately $2,317,000 for the Wayne PSC swap, $904,000 for the Damascus Centre swaps, $290,000 for the Regency swap, $311,000 for the Station Place swap and $128,000 for the Grande Rotunda LLC cap, all of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at July 31, 2018. The change in the fair value for the interest rate swap contracts (gain or loss) during such period has been included in comprehensive income and for the nine and three months ended July 31, 2018, FREIT recorded an unrealized gain of $2,661,000 and $123,000, respectively, in comprehensive income. The change in the fair value of the Grande Rotunda, LLC interest rate cap contract (gain or loss) during such period has been included in the condensed consolidated statements of income and for the nine and three months ended July 31, 2018, FREIT recorded an unrealized gain of approximately $40,000 and $21,000, respectively. For the nine and three months ended July 31, 2017, FREIT recorded an unrealized gain of $2,518,000 and unrealized loss of $88,000, respectively, in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in fair value of the swaps during such period with a corresponding asset of approximately $1,325,000 for the Wayne PSC swap and $275,000 for the Damascus Centre swaps and a corresponding liability of $439,000 for the Regency swap as at October 31, 2017.

 Index

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

STOCK OPTION PLAN

On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan reserving an additional 300,000 shares for issuance under the Plan. As of July 31, 2018, 485,020 shares are available for issuance under the Plan after giving effect to the amendment.

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

	For the Nine Months Ended July 31,			For the Three Months Ended July 31,
	2018		2017	2018	2017
	(In Thousands, Except Per Share)			(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$618		$11,056	$111	$13,101
Depreciation of consolidated properties	8,573		7,887	3,029	2,709
Amortization of deferred leasing costs	497		381	197	158
Distributions to minority interests	(430	)(b)	(360)	(90)	(90)
Gain on sale of property	—		(15,395)	—	(15,395)
Loan prepayment costs relating to property sale	—		1,139	—	1,139
FFO	$9,258		$4,708	$3,247	$1,622

Per Share - Basic and Diluted	$1.35		$0.69	$0.47	$0.24

(a) As prescribed by NAREIT.

(b) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $6 million related to the refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership which is a consolidated subsidiary. See Note 8 to the condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$9,258	$4,708	$3,247	$1,622
Deferred rents (Straight lining)	(355)	(552)	(182)	(241)
Capital Improvements - Apartments	(575)	(630)	(337)	(251)
Lease termination fee	—	620	—	—
AFFO	$8,328	$4,146	$2,728	$1,130

Per Share - Basic and Diluted	$1.21	$0.61	$0.40	$0.17

Weighted Average Shares Outstanding:
Basic	6,876	6,828	6,890	6,839
Diluted	6,876	6,831	6,890	6,839

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2018. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2018, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statement of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 7, 2018
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ Donald W. Barney
(Signature)
Donald W. Barney
President, Treasurer and Chief Financial Officer
(Principal Financial/Accounting Officer)