Form 10-K
period 2018-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2019-01-11
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2018

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

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐      Smaller Reporting Company ☐      Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $79 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2018, the last business day of the registrant’s most recently completed second quarter.

As of January 11, 2019, the number of shares of beneficial interest outstanding was 6,758,554.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Shareholders to be held on April 4, 2019 are incorporated by reference in Part III of this Annual Report.

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

Fiscal Year 2018 Developments

(i)	FINANCING
(a)	On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 9 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2018, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.13%. (See Note 5 to FREIT’s consolidated financial statements.)
(b)	FREIT has a $13 million revolving line of credit provided by the Provident Bank. The line of credit is for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements.)
(c)	On January 8, 2018, Pierre Towers, LLC (“Pierre Towers”), (which is owned by S And A Commercial Associates Limited Partnership (“S&A”), a consolidated subsidiary of FREIT), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre Towers paid New York Life Insurance a good faith deposit in the amount of $960,000 (which was included in prepaid expenses and other assets on the accompanying consolidated balance sheet as of October 31, 2017) and was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes. (See Note 5 to FREIT’s consolidated financial statements.)
(d)	On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 5 to FREIT’s consolidated financial statements.)
(e)	The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due on March 1, 2018. FREIT is currently operating under the same terms and conditions of the existing agreement while working with the lender, Oritani Bank, to extend the maturity date of the loan and to provide for monthly payments of principal and interest. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended. (See Note 5 to FREIT’s consolidated financial statements.)
(ii)

ROTUNDA

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 136,000 sq. ft. of office space and approximately 83,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 73,000 square feet of new retail space, and 864 above level parking spaces. The residential section reached a stabilized level of occupancy of approximately 94% by the end of the third quarter of Fiscal 2018. The retail space continues to lease-up and is approximately 84.1% leased and 78.2% occupied as of October 31, 2018. FREIT expects Rotunda’s operations to stabilize in 2019. See “Item 1a-(i) (a)” under the caption Fiscal Year 2018 Developments for details on the financing of this project.

(iii)	DISPOSITIONS & ACQUISITIONS

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as the replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017, which completed the like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. Station Place is part of FREIT’s residential segment. The acquisition cost was $19,550,000 (inclusive of approximately $550,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank. (See Notes 3 and 5 to FREIT’s consolidated financial statements for further details.)

(b)	Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2018 is included in Note 14 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2018, FREIT’s real estate holdings included (i) eight (8) apartment buildings or complexes containing a total of 1,437 rentable units which is inclusive of the Station Place property in Red Bank, New Jersey which was acquired in December 2017 (See Item 1- a(iii) – “Dispositions and Acquisitions”), (ii) nine (9) commercial properties (retail and office) containing a total of approximately 1,341,000 square feet of leasable space, including one (1) single tenant store (a building located in Patchogue, New York formerly occupied as a supermarket), one (1) one-acre parcel subject to a ground lease, and (iii) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Grande Rotunda, LLC: FREIT owns a 60% membership interest in Grande Rotunda, LLC, which owns a 292,000 square foot mixed use property (office and retail) and a 379-unit residential apartment complex in Baltimore, Maryland that has substantially completed a major redevelopment and expansion project at the property in the third quarter of Fiscal 2016.

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

Station Place on Monmouth, LLC: FREIT owns a 100% membership interest in Station Place on Monmouth, LLC, which owns a 45-unit residential apartment complex located in Red Bank, New Jersey.

Employees

On October 31, 2018, FREIT and its subsidiaries had twenty-eight (28) full-time employees and thirteen (13) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Robert S. Hekemian, the Chairman of the Board and Chief Executive Officer of Hekemian, is the former Chairman and Chief Executive Officer of FREIT. Mr. Hekemian retired as Chairman and Chief Executive Officer of FREIT effective upon the conclusion of FREIT’s 2018 Annual Meeting of Shareholders held on April 5, 2018 (the “2018 Annual Meeting”). Robert S. Hekemian, Jr., the President of Hekemian, is a Trustee of FREIT, and succeeded Robert S. Hekemian as Chief Executive Officer of FREIT effective upon the conclusion of the 2018 Annual Meeting. Ronald J. Artinian, a Trustee of FREIT and the Chairman of the Audit Committee of the Board, succeeded Robert S. Hekemian as Chairman of the Board effective upon the conclusion of the 2018 Annual Meeting.

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

Robert S. Hekemian, Jr., Chief Executive Officer, Ronald J. Artinian, Chairman of the Board, Donald W. Barney, President, Treasurer and Chief Financial Officer, and John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. FREIT does not retain the services of its executive officers on an exclusive basis, and accordingly FREIT’s executive officers are permitted to engage in other business activities as all of their business activities are not devoted to FREIT. Please see “Item 10 – Directors, Executive Officers and Corporate Governance,” for additional information about FREIT’s executive officers. Hekemian & Co., Inc. has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement” below.

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement was renewed on November 1, 2017 for a two-year term, which will expire on October 31, 2019. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. Hekemian currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provided for Resources to receive a fee equal to 6.375% of the development costs as defined in the development agreement, less the amount of $3 million previously paid to Hekemian for the Rotunda project. In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda redevelopment project. Grande Rotunda, LLC paid $500,000 of this fee to Resources in Fiscal 2013 and the balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of this project. A final certificate of occupancy was issued in Fiscal 2016; however Resources agreed to defer the payment of the $900,000 balance of this fee (the $900,000 was included in accounts payable on FREIT’s consolidated balance sheet at October 31, 2017). Grande Rotunda, LLC paid the $900,000 portion of this fee to Resources in February 2018 in connection with the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation. Additionally, Grande Rotunda, LLC paid Resources the amount of approximately $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof. The minority ownership interest of Grande Rotunda, LLC is owned by Rotunda 100, LLC, which is principally owned by employees of Hekemian, including certain members of the immediate family of Robert S. Hekemian, FREIT’s former Chairman and Chief Executive Officer and currently a consultant of FREIT, Robert S. Hekemian, Jr., Chief Executive Officer and a Trustee of FREIT, and David Hekemian, a Trustee of FREIT. The members of the Hekemian family have majority management control of this entity. (See Note 9 to FREIT’s consolidated financial statements.)

Robert S. Hekemian, a consultant of FREIT, is the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Hekemian owns approximately 0.2% of all of the issued and outstanding shares of Hekemian. Robert S. Hekemian, Jr., the Chief Executive Officer and a Trustee of FREIT, is the President of Hekemian, and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian. David Hekemian, a Trustee of FREIT, is a Principal of Hekemian, and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian.

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2018, FREIT’s aggregate outstanding mortgage debt was $350.5 million, which bears a weighted average interest rate of 4.02% and an average life of 4.3 years. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2018 with respect to each of these properties.

FREIT is highly leveraged and will continue to be for the foreseeable future. This level of indebtedness results in increased debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT’s mortgage loans are amortized over a period that is longer than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. See “Liquidity and Capital Resources” under Item 7.

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

In addition, retailers at FREIT's commercial properties face increasing competition from internet based marketing and shopping, discount shopping centers, outlet malls, sales through catalogue offerings, discount shopping clubs and telemarketing. In many markets, the trade areas of FREIT's commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT's commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT's tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT's commercial properties.

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

As of October 31, 2018, the following table lists the ten (10) largest commercial tenants, which account for approximately 51.3% of FREIT’s leased commercial rental space and 38.8% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Stores, Inc.	Westridge Square	85,992	3.6%
Kmart Corporation	Westwood Plaza	84,254	1.7%
Stop & Shop Supermarket Co.	Preakness	61,020	3.4%
Safeway Stores, Inc.	Damascus Center	58,358	5.1%
H-Mart Frederick, LLC	Westridge Square	55,300	3.4%
The Association of Universities for Reseach in Astronomy	Rotunda	49,300	7.6%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	4.8%
Cobb Theaters IV LLC	Rotunda	35,000	4.5%
TJ MAXX	Westwood Plaza	28,480	2.9%
T-Bowl, Inc.	Preakness	27,195	1.8%

(C)	Renewal of Leases and Reletting of Space

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

In October 2018, Sears Holdings Corporation (“Sears”) and certain of its subsidiaries, including Kmart Corporation, filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. While Sears has elected to close numerous stores, as of the date of this report, Sears continues to pay rent and the Kmart store at the Westwood Plaza Shopping Center in Westwood, New Jersey remains open.

In March 2018, iHeartMedia Inc. along with its affiliates, including iHeartMedia+Entertainment (formerly known as Clear Channel Broadcasting Inc.), filed jointly for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. As of the date of this report, the lease for iHeartMedia+Entertainment at the Rotunda property in Baltimore, Maryland was assumed, continues to pay rent and remains open.

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten-year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provided for a $250,000 reduction in annual rent, has adversely affected and will adversely affect FREIT’s future operating results. (See Note 15 to FREIT’s consolidated financial statements.)

On January 4, 2017, Macy’s, Inc. announced its intention to close several of its department stores across the United States, including the approximately 81,160 square foot Macy’s anchor store located at the Preakness Shopping Center in Wayne, New Jersey. Wayne PSC, a 40% owned consolidated affiliate of FREIT, owns and operates this shopping center in which Macy’s operated its store under a long-term lease and was paying annual rent of approximately $234,000 ($2.88 per square foot) with no future rent escalations for the remaining term and option periods of the lease. On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000, which was fully expensed in the second quarter of Fiscal 2017. Wayne PSC expects to re-position this space and re-lease it to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated annual rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is re-leased. (See Note 15 to FREIT’s consolidated financial statements.)

The Great Atlantic and Pacific Tea Company and its affiliates, including Pathmark Stores, Inc. (“A&P”), filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings, and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015. As a result of the lease having been rejected, FREIT is losing annual rents of approximately $1.4 million (related to the prior A&P lease) until the store is re-leased. FREIT continues to explore various options for this property.

There were no other material lease expirations during Fiscal 2018 and Fiscal 2017. There are no additional material lease expirations expected during Fiscal 2019.

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

If FREIT had to liquidate all or substantially all of its real estate holdings, the value of such assets would likely be diminished if a sale were required to be completed in a limited time frame. The proceeds to FREIT from any such sale of the assets in FREIT’s real estate portfolio would therefore be less than the fair market value of those assets.

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

Prior to its purchase in November 2002 by Wayne PSC, a Phase I and Phase II Environmental Assessment of the Preakness shopping center revealed soil and ground water contamination with Percloroethylene (Dry Cleaning Fluid) caused by the mishandling of this chemical by a former dry cleaner tenant. The seller of the center to Wayne PSC has paid for and completed all required remediation work in accordance with the NJDEP standards, and this matter is now closed.

(iv)	Other

a) The State of New Jersey has adopted an underground fuel storage tank law and various regulations with respect to underground storage tanks.

FREIT no longer has underground storage tanks on any of its properties.

In prior years, FREIT conducted environmental audits for all of its properties except for its undeveloped land and retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except for the environmental matters related to the Preakness Shopping Center and Franklin Crossing described in subsection A(ii) and A(iii) above, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require remediation pursuant to any applicable federal or state law or regulation.

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

Each of the apartment buildings or complexes owned by FREIT is subject to some form of rent control ordinance which limits the amount by which FREIT can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT can charge for vacated units, except for The Regency, Westwood Hills, The Boulders at Rockaway, Station Place and Icon which are not subject to any rent control law or regulation.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. The U.S. economy has begun to show signs of growth and improvement over the past year. The following U.S. developments and factors are positive: (a) the improvement in the housing market is expected to continue and drag along ancillary services; (b) falling energy prices helping keep inflation low; (c) increasing consumer confidence should continue to push spending modestly higher; (d) private sector employment is expected to continue to grow steadily; and (e) credit availability has improved. These factors should aid economic growth in the United States. However, there are factors that can be a drag on long-term economic growth, including, without limitation: (i) continued political gridlock in the federal government; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) a dramatic international crisis; (v) increasing concerns regarding terrorism; and (vi) rising healthcare costs.

FREIT receives a substantial portion of its operating income as rent under long-term leases with commercial tenants. At any time, any of our commercial tenants could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and FREIT might incur costs to remove such tenants. Also, if tenants are unable to comply with the terms of their leases, FREIT might modify lease terms in ways that are less favorable to FREIT.

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

In October 2018, Sears Holdings Corporation (“Sears”) and certain of its subsidiaries, including Kmart Corporation, filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. While Sears has elected to close numerous stores, as of the date of this report, Sears continues to pay rent and the Kmart store at the Westwood Plaza Shopping Center in Westwood, New Jersey remains open. FREIT continues to explore various options for this property. See “Renewal of Leases and Reletting of Space” under Item 1 and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

In March 2018, iHeartMedia Inc. along with its affiliates, including iHeartMedia+Entertainment (formerly known as Clear Channel Broadcasting Inc.), filed jointly for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. As of the date of this report, the lease for iHeartMedia+Entertainment at the Rotunda property in Baltimore, Maryland was assumed, continues to pay rent and remains open. See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015. As a result of the lease having been rejected, FREIT is losing annual rents of approximately $1.4 million (related to the prior A&P lease) until the store is re-leased. FREIT continues to explore various options for this property. See “Renewal of Leases and Reletting of Space” under Item 1 and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000, which was fully expensed in the second quarter of Fiscal 2017. Wayne PSC expects to re-position this space and re-lease it to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated annual rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is re-leased. See “Renewal of Leases and Reletting of Space” under Item 1 and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

Inflation may adversely affect our financial condition and results of operations: Increased inflation could have a pronounced negative impact on FREIT’s operating and administrative expenses, as these costs may increase at a higher rate than FREIT’s rents. While increases in most operating expenses at FREIT’s commercial properties can be passed on to retail tenants, increases in expenses at its residential properties cannot be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.

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

As of October 31, 2018, FREIT had approximately $209.3 million of non-recourse mortgage debt subject to fixed interest rates, and approximately $141.2 million of variable interest rate debt of which $118.5 million related to the outstanding loan balance on the Grande Rotunda, LLC loan with Aareal Capital. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent, FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent, FREIT is unable to refinance its indebtedness on acceptable terms, FREIT might need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $13 million credit line (of which $13 million was available as of October 31, 2018), and several of its loan agreements are required to meet or maintain certain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants. (See Note 5 to FREIT’s consolidated financial statements.)

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

Failure of insurance carriers: FREIT’s properties are insured against unforeseen liability claims, property damages, and other hazards. The insurance companies FREIT uses have good ratings at the time the policies are put into effect. Substantially all of FREIT’s insurance coverage is provided by one carrier. Financial failure of FREIT’s carriers may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on FREIT’s financial condition. In addition, a failure of a FREIT insurance carrier may cause FREIT’s insurance renewal or replacement policy costs to increase.

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

Illiquidity of real estate investment: Real estate investments are relatively difficult to buy and sell quickly. Accordingly, the ability of FREIT to diversify its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT’s interests in its partially-owned subsidiaries are subject to transfer constraints imposed under the operating agreements that govern FREIT’s investment in these partially owned subsidiaries.

Environmental problems may be costly: Both federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders. In prior years, FREIT conducted environmental audits for all of its properties except for its undeveloped land and retail properties in Franklin Lakes (Franklin Crossing) and Glen Rock, New Jersey. Except for the environmental matters related to the Preakness Shopping Center and Franklin Crossing, the environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require remediation pursuant to any applicable federal or state law or regulations.

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

Residential Apartment Properties as of October 31, 2018:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/18	Average Monthly Rent per Unit @ 10/31/18	Average Monthly Rent per Unit @ 10/31/17	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Berdan Court	1965	176	94.6%	$1,869	$1,783	$17,334	$1,663
Wayne, NJ

Regency Club	2014	132	96.7%	$1,672	$1,608	$15,922	$19,231
Middletown, NY

Steuben Arms	1975	100	96.0%	$1,563	$1,558	$10,243	$804
River Edge, NJ

Westwood Hills (1)	1994	210	95.7%	$1,872	$1,804	$20,134	$9,231
Westwood Hills, NJ

Pierre Towers (2)	2004	266	95.0%	$2,444	$2,445	$48,000 (7)	$37,619
Hackensack, NJ

Boulders (3)	2006	129	94.7%	$2,110	$2,019	$16,152	$15,590
Rockaway, NJ

Icon (4)	2016	379	91.9%	$2,070	$2,032	$65,186 (6)	$88,611
Baltimore, Maryland

Station Place (5)	2017	45	93.5%	$2,985	N/A	$12,350 (8)	$19,303
Red Bank, NJ

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

(5) Station Place is 100% owned by Station Place on Monmouth, LLC, which is 100% owned by FREIT.

(6) On February 7, 2018, Grande Rotunda, LLC, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At October 31, 2018, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. Approximately 55% of this outstanding loan balance was allocated to the residential segment based on the appraisal.  (See Note 5 to FREIT’s consolidated financial statements.)

(7) On January 8, 2018, Pierre Towers, LLC (“Pierre”), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. (See Note 5 to FREIT’s consolidated financial statements.)

(8) On December 7, 2017, Station Place on Monmouth, LLC closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027.  In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan.  (See Note 5 to FREIT’s consolidated financial statements.)

Commercial Properties as of October 31, 2018:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/18	Average Annualized Rent per Sq. Ft. @ 10/31/18 *	Average Annualized Rent per Sq. Ft. @ 10/31/17 *	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,672	90.3%	$28.15	$16.51	None (1)	$90

Franklin Crossing	1966 (2)	87,661	93.1%	$22.32	$22.11	None (1)	$6,890
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	95.0%	$13.07	$13.37	$19,611	$7,359
Westwood, NJ

Westridge Square (3)	1992	252,733	93.5%	$13.08	$13.61	$22,710 (10)	$14,195
Frederick, MD

Single Tenant Store (4)	1997	63,932	0.0%	$0.00	$0.00	$5,231 (8)	$6,268
Patchogue, NY

Preakness Center (5)	2002	322,064	62.1%	$18.80	$14.15	$24,432	$25,034
Wayne, NJ

Damascus Center (6)	2003	143,815	82.5%	$23.13	$17.78	$19,865	$26,774
Damascus, MD
					.
The Rotunda (7)	2005	291,851	76.5%	$32.56	$31.55	$53,334 (9)	$65,915
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Land lease

* Average annualized rent per sq. ft. includes the impact of straight-line rent escalations and the amortization of rent concessions and abatements.

(1) Security for draws against FREIT's Credit Line.  As of October 31 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

(7) FREIT owns a 60% equity interest in Grande Rotunda, LLC, that owns the center. A major redevelopment and expansion project was substantially completed in the third quarter of Fiscal 2016, which included modernization of the office building containing 135,000 sq. ft. of office space and approximately 82,000 sq. ft. of retail space on the lower level of the building and an additional 75,000 square feet of new retail space.

(8) The loan on the Patchogue, New York property in the amount of approximately $5.2 million became due on March 1, 2018. FREIT is currently operating under the same terms and conditions of the existing agreement while working with the lender, Oritani Bank, to extend the maturity date of the loan and to provide for monthly payments of principal and interest. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

(9) On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At October 31, 2018, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. Approximately 45% of this outstanding loan balance was allocated to the commercial segment based on the appraisal.  (See Note 5 to FREIT’s consolidated financial statements.)

(10) On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held with Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million.  The new loan, secured by a shopping center in Frederick, Maryland, bears a floating interest rate equal to 275 basis points over the one-month LIBOR and a maturity date of April 28, 2019 with the option to extend for 12 months. (See Note 5 to FREIT’s consolidated financial statements.)

Supplemental Segment Information:

Commercial lease expirations at October 31, 2018 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	17	26,079	2.5%	$ 537,297	$ 20.60
2019	15	46,341	4.5%	$ 721,290	$ 15.56
2020	19	58,867	5.7%	$ 1,579,033	$ 26.82
2021	31	117,189	11.3%	$ 2,924,479	$ 24.96
2022	27	252,634	24.3%	$ 2,693,557	$ 10.66
2023	23	52,328	5.0%	$ 1,357,703	$ 25.95
2024	7	62,960	6.0%	$ 1,338,899	$ 21.27
2025	6	26,717	2.6%	$ 605,125	$ 22.65
2026	8	78,550	7.5%	$ 1,256,464	$ 16.00
2027	10	75,230	7.2%	$ 1,752,548	$ 23.30
2028	13	44,144	4.2%	$ 1,163,378	$ 26.35
2029	3	62,884	6.0%	$ 1,143,705	$ 18.19
2030	1	55,300	5.3%	$ 663,600	$ 12.00
2031	1	17,550	1.7%	$ 403,650	$ 23.00
2032	2	24,846	2.4%	$ 459,876	$ 18.51
2033	1	4,365	0.4%	$ 130,950	$ 30.00
2037	1	35,000	3.4%	$ 875,000	$ 25.00

Land Under Development and Vacant Land as of October 31, 2018:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)       All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its revenue from any single lease agreement.

In Fiscal 2018 and 2017, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within both the residential and commercial segment, the Rotunda property in Baltimore, Maryland, accounted for 26.8% for Fiscal 2018 and 19.1% for Fiscal 2017 of total consolidated revenue. In Fiscal 2016, none of FREIT’s properties accounted for over 15% of FREIT’s total consolidated revenue.

Although FREIT’s general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT’s and its shareholders’ best interests. See “Business- Disposition” under Item 1 above. With respect to FREIT’s future acquisition and development activities, FREIT will evaluate various real estate opportunities, which FREIT believes would increase FREIT’s revenues and earnings, as well as complement and increase the overall value of FREIT’s existing investment portfolio.

Except for a building formerly occupied as a supermarket located in Patchogue, New York and the TD Bank branch located in Rockaway, New Jersey, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have sixteen (16) anchor/major tenants, which account for approximately 58.8% of the space leased. The balance of the space is leased to one hundred sixty-four (164) satellite and office tenants. The following table lists the anchor/major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leasable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	252,733	Burlington Stores, Inc.	20
Frederick, MD			H-Mart
			Gold's Gym
Franklin Crossing	(SC)	87,661	Stop & Shop	17
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,275	Kmart Corp (6)	16
Westwood, NJ			TJMaxx
Preakness Center (1) (2)	(SC)	322,064	Stop & Shop	31
Wayne, NJ			CVS
			Annie Sez
			Clearview Theaters
Damascus Center (3)	(SC)	143,815	Safeway Stores	23
Damascus, MD
The Rotunda (4)	(O)	135,964	iHeartMedia+Entertainment, Inc. (f/k/a Clear Channel Broadcasting Inc.) (7)	37
Baltimore, MD			The Association of Universities For Research in Astronomy, Inc.

	(SC)	155,887	Walgreen Corporation	18
			Mom's Organic Market
			Cobb Theatres

Patchogue, NY (5)	(SC)	63,932	-	-
Glen Rock, NJ	(SC)	4,672	-	2

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

(5) A&P filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings, and Pathmark’s lease at FREIT’s Patchogue, New York property was rejected as of December 31, 2015.   See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

(6) In October 2018, Sears Holdings Corporation ("Sears") and certain of its subsidiaries, including Kmart Corporation, filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. While Sears has elected to close numerous stores, as of the date of this report, Sears continues to pay rent and the Kmart store at the Westwood Plaza Shopping Center in Westwood, New Jersey remains open. See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

(7) In March 2018, iHeartMedia Inc. along with its affiliates, including iHeartMedia+Entertainment (formerly known as Clear Channel Broadcasting Inc.), filed jointly for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. As of the date of this report, the lease for iHeartMedia+Entertainment at the Rotunda property in Baltimore, Maryland was assumed, continues to pay rent and remains open. See “Renewal of Leases and Reletting of Space” and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for further information.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 75.8%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The lower average occupancy level is attributed to the continued lease-up of the additional approximately 75,000 square feet of leasable space at the Rotunda as a result of the major redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016 and the vacancy at Preakness Shopping Center located in Wayne, New Jersey due to Macy’s vacating its space in April 2017.

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, an 83.3% occupancy rate with respect to FREIT’s available apartment units. The lower average occupancy level is attributed to the continued lease-up at the Icon over the past three years as a result of the major redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016. The Icon reached a stabilized level of occupancy of approximately 94% by the end of the third quarter of Fiscal 2018.

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

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 11, 2019, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2018
First Quarter	$14.80	$16.00
Second Quarter	$15.30	$16.00
Third Quarter	$16.55	$17.15
Fourth Quarter	$15.62	$16.00

	Bid	Asked
Fiscal Year Ended October 31, 2017
First Quarter	$21.00	$21.60
Second Quarter	$19.00	$19.65
Third Quarter	$17.50	$17.65
Fourth Quarter	$15.35	$15.99

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the Board. Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. In Fiscal 2018 and Fiscal 2017, FREIT paid/declared annual dividends of $0.15 per share and $0.15 per share, respectively. For Fiscal 2016 and the prior two (2) years, FREIT paid/declared an annual dividend of at least $1.20 per share.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2018 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2018	2017	2016	2015	2014
	(In Thousands)
Total assets	$392,073	$372,957	$367,971	$352,115	$301,555

Mortgage loans	$350,504	$323,435	$329,719	$307,899	$251,552

Common equity	$21,488	$17,838	$2,834	$7,544	$15,727

Weighted average shares outstanding:
Basic	6,883	6,833	6,783	6,778	6,908
Diluted	6,883	6,833	6,784	6,778	6,908

INCOME STATEMENT DATA:
Years Ended October 31,	2018	2017	2016	2015	2014
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue from real estate operations	$57,997	$51,634	$46,254	$44,783	$42,430

Expenses:
Real estate operations	24,883	26,233	21,797	21,062	19,492
Lease termination fee	—	620	—	—	—
Straight line rent adjustment - bankrupt tenant	—	—	—	1,046	—
General and administrative expenses	2,305	2,129	2,034	2,029	1,396
Depreciation	11,515	10,669	7,852	6,883	6,346
Total expenses	38,703	39,651	31,683	31,020	27,234

Operating income	19,294	11,983	14,571	13,763	15,196

Investment income	267	206	150	150	184
Unrealized gain on interest rate cap contract	72	—	—	—	—
Gain on sale of property	—	15,395	314	—	—
Loan prepayment costs relating to property sale	—	(1,139)	—	—	—
Acquisition expenses-Regency	—	—	—	—	(648)
Interest expense including amortization
of deferred financing costs	(18,667)	(15,762)	(11,936)	(11,001)	(11,309)
Income from continuing operations	966	10,683	3,099	2,912	3,423

Discontinued operations:
Income from discontinued operations	—	—	—	—	7
Gain on sale of discontinued operations	—	—	—	—	8,734
Net income	966	10,683	3,099	2,912	12,164

Net (income) loss attributable to noncontrolling interests in subsidiaries	517	2,433	(94)	(281)	(507)
Net income attributable to common equity	$1,483	$13,116	$3,005	$2,631	$11,657

Basic and diluted earnings per share:
Continuing operations	$0.21	$1.92	$0.44	$0.39	$0.42
Discontinued operations	—	—	—	—	1.27
Net income	$0.21	$1.92	$0.44	$0.39	$1.69

Cash dividends declared per common share	$0.15	$0.15	$1.20	$1.20	$1.20

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The economic and financial environment: The U.S. economy grew throughout the year reaching an average annualized rate of 3.5% on quarter in the third quarter of 2018, which is the strongest growth rate since the third quarter of 2014. Employment remains healthy with an unemployment rate at 3.7% in October 2018, the lowest rate in 49 years, and real income continues to grow at a solid pace. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect refinancing of mortgages coming due in the short-term and borrowings for other purposes.

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

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy of approximately 94%. The retail space continues to lease-up and is approximately 84.1% leased and 78.2% occupied as of October 31, 2018. FREIT expects Rotunda’s operations to stabilize in 2019.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 9 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2018, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.13%.

On January 8, 2018, Pierre Towers, (which is owned by S&A, a consolidated subsidiary of FREIT), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre Towers paid New York Life Insurance a good faith deposit in the amount of $960,000 (which was included in prepaid expenses and other assets on the accompanying consolidated balance sheet as of October 31, 2017) and was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 5 to FREIT’s consolidated financial statements.)

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as of October 31, 2018 and October 31, 2017, and for the years ended October 31, 2018, 2017 and 2016. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

Revenue Recognition: Base rents, reimbursement of the tenants' share of certain operating expenses and additional rents based on tenants' sales volume are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Straight-line rents represent unbilled rents receivable to the extent straight-line rents exceed current rents billed in accordance with lease agreements. Before FREIT can recognize revenue, it is required to assess, among other things, its collectability.

Valuation of Long-Lived Assets: We assess the carrying value of long-lived assets periodically, or whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recoverable. When FREIT determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flow method determined by FREIT's management. While we believe that our discounted cash flow methods are reasonable, different assumptions regarding such cash flows could significantly affect the measurement of impairment.

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

Results of Operations:

Fiscal Years Ended October 31, 2018 and 2017

Summary revenues and net income for the fiscal years ended October 31, 2018 (“Fiscal 2018”) and October 31, 2017 (“Fiscal 2017”) are as follows:

	Years Ended October 31,
	2018	2017	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$26,149	$24,748	$1,401
Residential properties	31,848	26,886	4,962
Total real estate revenues	57,997	51,634	6,363

Operating expenses:
Real estate operations	24,883	26,233	(1,350)
Lease termination fee	—	620	(620)
General and administrative	2,305	2,129	176
Depreciation	11,515	10,669	846
Total operating expenses	38,703	39,651	(948)

Operating income	19,294	11,983	7,311

Investment income	267	206	61
Unrealized gain on interest rate cap contract	72	—	72
Gain on sale of property	—	15,395	(15,395)
Loan prepayment costs relating to property sale	—	(1,139)	1,139
Financing costs	(18,667)	(15,762)	(2,905)
Net income	966	10,683	(9,717)

Net loss attributable to noncontrolling
interests in subsidiaries	517	2,433	(1,916)
Net income attributable to common equity	$1,483	$13,116	$(11,633)

Earnings per share - basic and diluted:	$0.21	$1.92	$(1.71)

Weighted average shares outstanding:
Basic	6,883	6,833
Diluted	6,883	6,833

Real estate revenue for Fiscal 2018 increased 12.3% to $57,997,000 compared to $51,634,000 for Fiscal 2017. The increase in revenue was primarily attributable to an increase in the average occupancy rate at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property offset partially by the loss of revenue from Macy’s vacating the Preakness Shopping Center in Wayne, New Jersey in April 2017.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2018 was $1,483,000 ($0.21 per share basic and diluted), compared to $13,116,000 ($1.92 per share basic and diluted) for Fiscal 2017. Excluding the $14.3 million net impact of the sale of the Hammel Gardens property, net income for Fiscal 2017 was a net loss of $1.1 million or ($0.17) per share.

Included in net income for Fiscal 2018 was the following: a consolidated net loss of $1.8 million at the Rotunda property as the property continues to lease-up the new retail space and residential units (inclusive of $2.2 million of real estate tax refunds and credits attributed to the residential development at the Rotunda Icon property with a consolidated impact to FREIT of approximately $1.3 million based on FREIT’s 60% ownership); a loan prepayment cost of $1.2 million related to the Pierre Towers, LLC loan refinancing (which is included in interest expense on the accompanying consolidated statement of income for the year ended October 31, 2018) with a consolidated impact to FREIT of approximately $0.8 million based on FREIT’s 65% ownership. Included in net income for Fiscal 2017 was the following: a consolidated net loss of $4.6 million at the Rotunda property driven by higher operational costs as the property was leasing up the new retail space and residential units and increased real estate taxes related to the reassessment resulting from completion of the project; and a $620,000 lease termination fee payment made by Wayne PSC, LLC, owner of the Preakness Shopping Center in Wayne, New Jersey, with a consolidated impact to FREIT of approximately ($250,000) based on FREIT’s 40% ownership. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2018 and 2017:

NET INCOME COMPONENTS
	Years Ended October 31,
	2018	2017	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$14,288	$12,957	$1,331
Residential properties	18,826	12,444	6,382
Total income from real estate operations	33,114	25,401	7,713

Financing costs:
Fixed rate mortgages	(10,248)	(9,462)	(786)
Floating rate mortgages	(5,368)	(476)	(4,892)
Floating rate - Rotunda construction loan	(1,321)	(4,014)	2,693
Credit line	(28)	(69)	41
Other - Corporate interest	(652)	(443)	(209)
Mortgage cost amortization	(1,050)	(1,298)	248
Total financing costs	(18,667)	(15,762)	(2,905)

Investment income	267	206	61
Unrealized gain on interest rate cap contract	72	—	72

General & administrative expenses:
Accounting fees	(544)	(521)	(23)
Legal & professional fees	(121)	(74)	(47)
Trustees and consultant fees	(989)	(947)	(42)
Stock option expense	(130)	(122)	(8)
Corporate expenses	(521)	(465)	(56)
Total general & administrative expenses	(2,305)	(2,129)	(176)

Depreciation	(11,515)	(10,669)	(846)
Adjusted net income (loss)	966	(2,953)	3,919

Gain on sale of property	—	15,395	(15,395)
Loan prepayment costs relating to property sale	—	(1,139)	1,139
Lease termination fee	—	(620)	620
Net income	966	10,683	(9,717)

Net loss attributable to noncontrolling interests
in subsidiaries	517	2,433	(1,916)
Net income attributable to common equity	$1,483	$13,116	$(11,633)

Adjusted net income for Fiscal 2018 was $966,000 ($0.14 per share basic and diluted), compared to a loss of $2,953,000 or ($0.43) per share basic and diluted) for Fiscal 2017. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items, specifically: a gain and loan prepayment costs related to the sale of Hammel Gardens in Maywood, New Jersey in Fiscal 2017; and a lease termination fee paid in Fiscal 2017.

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2018, as compared to Fiscal 2017 (See below for definition of NOI):

	Commercial				Residential					Combined
	Years Ended				Years Ended					Years Ended
	October 31,		Increase (Decrease)		October 31,			Increase (Decrease)		October 31,
	2018	2017	$	%	2018	2017		$	%	2018	2017
	(In Thousands)				(In Thousands)					(In Thousands)
Rental income	$19,379	$18,247	$1,132	6.2%	$31,283	$26,476		$4,807	18.2%	$50,662	$44,723
Reimbursements	5,989	5,550	439	7.9%	104	47		57	121.3%	6,093	5,597
Other	96	317	(221)	-69.7%	541	363		178	49.0%	637	680
Total revenue	25,464	24,114	1,350	5.6%	31,928	26,886		5,042	18.8%	57,392	51,000

Operating expenses	11,861	11,791	70	0.6%	13,022	14,442		(1,420)	-9.8%	24,883	26,233
Net operating income	$13,603	$12,323	$1,280	10.4%	$18,906	$12,444		$6,462	51.9%	32,509	24,767
Gain on sale of property	$—	$—	$—	0.0%	$—	$15,395		$(15,395)	-100.0%	—	15,395
Loan prepayment costs relating to property sale	$—	$—	$—	0.0%	$—	$(1,139)		$1,139	100.0%	—	(1,139)

Average Occupancy %	76.8%	75.7%		1.1%	94.4%	83.8%	*		10.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	605	634
Lease termination fee	—	(620)
Investment income	267	206
Unrealized gain on interest rate cap contract	72	—
General and administrative expenses	(2,305)	(2,129)
Depreciation	(11,515)	(10,669)
Financing costs	(18,667)	(15,762)
Net income	966	10,683
Net loss attributable to noncontrolling interests	517	2,433
Net income attributable to common equity	$1,483	$13,116

* Average occupancy rate excludes the Maywood, New Jersey ("Hammel Gardens") as the property was sold in June 2017.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2018 increased by 5.6% and 10.4%, respectively, as compared to Fiscal 2017. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space offset partially by the loss of revenue from Macy’s vacating the Preakness Shopping Center in Wayne, New Jersey in April 2017.

Same Property Operating Results: FREIT’s commercial segment currently contains nine (9) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s commercial properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2018.

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	19	75,158	$23.74	$23.82	-0.3%	$0.20	$0.46

Non-comparable leases	7	12,400	$40.64	N/A	N/A	$4.32	$1.99

Total leasing activity	26	87,558

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	5	7,870	$26.24	$23.78	10.3%	$0.27	$0.15

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	5	7,870

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions of existing tenant leases.

The US economic recovery continued to show signs of improvement while there continues to be some uncertainty in the retail environment. Average occupancy rates for Fiscal 2018, increased 1.1% from last year’s comparable period which was primarily attributed to an increase in occupancy at the Rotunda property due to continued lease up at the property offset by the decline in occupancy at Wayne PSC due to Macy’s vacating its space at the Preakness Shopping Center in April 2017.

In October 2018, Sears and certain of its subsidiaries, including Kmart Corporation, filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. While Sears has elected to close numerous stores, as of the date of this report, Sears continues to pay rent and the Kmart store at the Westwood Plaza Shopping Center in Westwood, New Jersey remains open.

In March 2018, iHeartMedia Inc. along with its affiliates, including iHeartMedia+Entertainment (formerly known as Clear Channel Broadcasting Inc.), filed jointly for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. As of the date of this report, the lease for iHeartMedia+Entertainment at the Rotunda property in Baltimore, Maryland was assumed, continues to pay rent and remains open.

ROTUNDA

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 136,000 sq. ft. of office space and approximately 83,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 73,000 square feet of new retail space, and 864 above level parking spaces. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy of approximately 94%. The retail space continues to lease-up and is approximately 84.1% leased and 78.2% occupied as of October 31, 2018. FREIT expects Rotunda’s operations to stabilize in 2019.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 9 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2018, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.13%.

Through October 31, 2018, funding for the construction at the Rotunda was provided by: (a) the Grande Rotunda, LLC members, who are FREIT and Rotunda 100, LLC, and who contributed approximately $14.5 million in accordance with the loan agreement with Wells Fargo Bank; and (b) a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2018 and 2017, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.4 million and $5.2 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying consolidated balance sheets.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,437 apartment units, which is inclusive of the Station Place property in Red Bank New Jersey, which was acquired in December 2017. On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange (Station Place) was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property. (See Note 2 and 3 to FREIT’s consolidated financial statements.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2018 increased by 18.8% and 51.9%, respectively, as compared to Fiscal 2017. The increase in revenue and NOI for Fiscal 2018 was primarily attributable to: (a) an increase in the average annual occupancy at the Icon (the residential portion of the Rotunda property in Baltimore, Maryland) to 91.9% in Fiscal 2018 from 51.3% in Fiscal 2017; (b) an increase in base rent; (c) $2.2 million in real estate tax refunds and credits attributed to the residential development at the Rotunda Icon property (with a consolidated impact to FREIT of approximately $1.3 million based on FREIT’s 60% ownership).

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Station Place property is not included as same property, since it is a newly acquired property that has been in operation for less than a year. The Hammel Gardens property was excluded from same property results for all periods presented because this property was sold in the prior fiscal year. Same property revenue and NOI increased by 17.6% and 50%, respectively, from Fiscal 2017. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, (excluding from both periods presented for comparability purposes, the Station Place property which was a newly acquired property that has been in operation for less than a year and the Icon which reached a stabilized occupancy rate in the third quarter of Fiscal 2018), at the end of Fiscal 2018 and Fiscal 2017 were $1,902 and $1,863, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $231,000 and $220,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves. In April 2018, Pierre Towers, LLC (“Pierre”), a consolidated subsidiary, entered into an agreement with Public Service Electric & Gas Company (“PSE&G”), whereby PSE&G would fund a project to make certain upgrades at the Pierre property located in Hackensack, New Jersey which include boiler replacement, lighting replacement of interior and exterior fixtures and minor lighting controls in apartment lighting. PSE&G will initially fund 100% of this project at an estimated cost of $924,000. As of October 31, 2018, PSE&G has funded Pierre with approximately $601,000 of the total project cost. Upon completion of the project, which is targeted for the end of first quarter Fiscal 2019, Pierre Towers, LLC will be required to reimburse PSE&G for approximately $391,000 of this cost, to be paid monthly over a five-year term with no interest.

FINANCING COSTS

	Years Ended October 31,
	2018	2017
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$8,353	$9,462
New	1,895	—
Variable rate mortgages:
1st Mortgages
Existing	1,071	—
New	4,297	476
Construction loan-Rotunda	1,321	4,014
Credit line	28	69
Other	652	443
Total financing costs, gross	17,617	14,464
Amortization of mortgage costs	1,050	1,298
Total financing costs, net	$18,667	$15,762

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2018 increased 18.4% as compared to Fiscal 2017 which was primarily attributable to a $1.2 million loan prepayment cost related to the Pierre Towers, LLC loan refinancing with a consolidated impact to FREIT of approximately $0.8 million and an increase in interest associated with the refinancing of Grande Rotunda LLC’s loan on the Rotunda property. (See Note 5 to FREIT’s consolidated financial statements for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2018 was $267,000 as compared to $206,000 for the prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT’s former Chairman and Chief Executive Officer and currently a consultant of FREIT, Robert S. Hekemian, Jr., the Chief Executive Officer and a Trustee of FREIT, and David Hekemian, a Trustee of FREIT, for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and for their equity investments (through Damascus 100, LLC) in Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest). The secured loan receivable (including accrued interest) from Damascus 100 was repaid in the fourth quarter of Fiscal 2018.

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2018, G & A was $2,305,000 as compared to $2,129,000 for the prior year’s period. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consulting fees.

DEPRECIATION

Depreciation expense from operations for Fiscal 2018 was $11,515,000 as compared to $10,669,000 for the prior year’s period. The increase in depreciation was primarily attributable to additional retail tenant improvements at the Rotunda property being placed into service as the property continues to lease-up and the acquisition of Station Place in December 2017.

Results of Operations:

Fiscal Years Ended October 31, 2017 and 2016

Summary revenues and net income for Fiscal 2017 and October 31, 2016 (“Fiscal 2016”) are as follows:

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

Real estate revenue for Fiscal 2017 increased 11.6% to $51,634,000 compared to $46,254,000 for Fiscal 2016. The increase in revenue was primarily attributable to an increase in the average occupancy rates at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property. This increase was partially offset by the loss of revenue from (1) the rejection of the lease for the Pathmark store at FREIT’s Patchogue, New York property as a result of A&P’s bankruptcy filing, (2) the loss of revenue from the Rochelle Park property following the sale of that property in June 2016, (2) the loss of revenue from the Hammel Gardens property following the sale of that property in June 2017, and (4) the termination of the lease for the Macy’s store at the Preakness Shopping Center in Wayne, New Jersey as a result of Macy’s vacating that space in April 2017.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2017 was $13,116,000 ($1.92 per share basic and diluted), compared to $3,005,000 ($0.44 per share basic and diluted) for Fiscal 2016. Excluding the impact of the sale of the Hammel Gardens property, net income common-equity was a loss of $1,140,000 or ($0.17) per share. Fiscal 2017 net income common-equity includes the following: a $15.4 million gain from the sale of FREIT’s Hammel Gardens property on June 12, 2017 offset by a $1.1 million loan prepayment cost related to this sale; a loss of $4.6 million at the Rotunda property driven by the substantial completion of the major redevelopment and expansion project at the property in the third quarter of Fiscal 2016, resulting in the cessation of capitalization of certain costs in the current year; and a $620,000 termination fee payment made by Wayne PSC to terminate the lease and take possession of the Macy’s space at the Preakness Shopping Center in Wayne, New Jersey, which impacted net income-common equity by approximately ($250,000) based on FREIT’s 40% ownership in Wayne PSC. Fiscal 2016 net income common-equity includes the following: a loss of $1.4 million at the Rotunda property driven by the substantial completion of the major redevelopment and expansion project at the property in the third quarter of Fiscal 2016, resulting in the cessation of capitalization of certain costs in fourth quarter of Fiscal 2016; and a $314,000 gain relating to the sale of FREIT’s Rochelle Park, New Jersey property on June 17, 2016.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2017 and Fiscal 2016:

NET INCOME COMPONENTS
	Years Ended October 31,
	2017	2016	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$12,957	$12,541	$416
Residential properties	12,444	11,916	528
Total income from real estate operations	25,401	24,457	944

Financing costs:
Fixed rate mortgages	(9,462)	(10,871)	1,409
Floating rate mortgages	(476)	—	(476)
Floating rate - Rotunda loan	(4,014)	(2,840)	(1,174)
Credit line	(69)	—	(69)
Other - Corporate interest	(443)	(293)	(150)
Mortgage cost amortization	(1,298)	(543)	(755)
Less amounts capitalized	—	2,611	(2,611)
Total financing costs	(15,762)	(11,936)	(3,826)

Investment income	206	150	56

General & administrative expenses:
Accounting fees	(521)	(535)	14
Legal & professional fees	(74)	(76)	2
Trustee fees	(947)	(898)	(49)
Stock option expense	(122)	(94)	(28)
Corporate expenses	(465)	(431)	(34)
Total general & administrative expenses	(2,129)	(2,034)	(95)

Depreciation	(10,669)	(7,852)	(2,817)
Adjusted net income (loss)	(2,953)	2,785	(5,738)

Gain on sale of property	15,395	314	15,081
Loan prepayment costs relating to property sale	(1,139)	—	(1,139)
Lease termination fee	(620)	—	(620)
Net income	10,683	3,099	7,584

Net (income) loss attributable to noncontrolling interests
in subsidiaries	2,433	(94)	2,527
Net income attributable to common equity	$13,116	$3,005	$10,111

Adjusted net income/(loss) for Fiscal 2017 was a loss of $2,953,000 or ($0.43) per share basic and diluted, compared to income of $2,785,000 or $0.41 per share basic and diluted for Fiscal 2016. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically, a gain and loan prepayment costs related to the sale of Hammel Gardens in Maywood, New Jersey in Fiscal 2017; a lease termination fee paid in Fiscal 2017; and a gain related to the sale of Rochelle Park, New Jersey in Fiscal 2016. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2017, as compared to Fiscal 2016:

	Commercial				Residential						Combined
	Years Ended				Years Ended						Years Ended
	October 31,		Increase (Decrease)		October 31,				Increase (Decrease)		October 31,
	2017	2016	$	%	2017		2016		$	%	2017	2016
	(In Thousands)				(In Thousands)						(In Thousands)
Rental income	$18,247	$17,499	$748	4.3%	$26,476		$22,673		$3,803	16.8%	$44,723	$40,172
Reimbursements	5,550	5,148	402	7.8%	47		10		37	370.0%	5,597	5,158
Other	317	47	270	574.5%	363		269		94	34.9%	680	316
Total revenue	24,114	22,694	1,420	6.3%	26,886		22,952		3,934	17.1%	51,000	45,646

Operating expenses	11,791	10,661	1,130	10.6%	14,442		11,136		3,306	29.7%	26,233	21,797
Net operating income	$12,323	$12,033	$290	2.4%	$12,444		$11,816		$628	5.3%	24,767	23,849
Gain on sale of property	$—	$314	$(314)	-100.0%	$15,395		$—		$15,395	100.0%	15,395	314
Loan prepayment costs relating to property sale	$—	$—	$—	0.0%	$(1,139)		$—		$(1,139)	-100.0%	(1,139)	—

Average Occupancy %	75.7%	75.0%		0.7%	83.8%	*	71.6%	*		12.2%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	634	608
Lease termination fee	(620)	—
Investment income	206	150
General and administrative expenses	(2,129)	(2,034)
Depreciation	(10,669)	(7,852)
Financing costs	(15,762)	(11,936)
Net income	10,683	3,099
Net (income) loss attributable to noncontrolling interests	2,433	(94)
Net income attributable to common equity	$13,116	$3,005

* Average occupancy rate excludes the Maywood, New Jersey ("Hammel Gardens") property from all periods presented as the property was sold in June 2017.

COMMERCIAL SEGMENT

The commercial segment contains nine (9) separate properties. Seven are multi-tenanted retail or office centers, and two are single tenanted – a building formerly occupied as a supermarket and land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. On June 17, 2016, FREIT sold its property at Rochelle Park, New Jersey, which had a carrying value of approximately $2.7 million (including a straight line rent receivable of approximately $0.5 million) to Lakeland Bank (as successor by merger to Pascack Community Bank) for a purchase price of $3.1 million resulting in a gain of approximately $0.3 million net of sales fees. This sale resulted in FREIT’s loss of future annual rents of approximately $241,000, which would have increased periodically through September 2023.

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2017 increased by 6.3% and 2.4%, respectively, as compared to Fiscal 2016. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the office and new retail space partially offset by the loss of revenue from a lease with Pathmark (a subsidiary of A&P) at the Patchogue, New York property, which was rejected as of December 31, 2015 as a result of A&P’s bankruptcy filing, the loss of revenue from the Rochelle Park property following the sale of that property in June 2016 and the loss of revenue from the termination of the lease for the Macy’s store at the Preakness Shopping Center in Wayne, New Jersey as a result of Macy’s vacating that space in April 2017.

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

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2017. The 8.5% decline in the retail weighted average lease rate is primarily attributable to the Stop & Shop lease modification whereby annual rent was reduced by approximately $250,000 (see Note 15 to FREIT’s consolidated financial statements for further details).

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

The US economic recovery continued to show signs of improvement while there continues to be some uncertainty in the retail environment. Average occupancy rates for Fiscal 2017, increased 0.7% from last year’s comparable period which was primarily attributed to an increase in occupancy at the Rotunda property due to continued lease up at the property offset by the decline in occupancy at the Preakness Shopping Center due to Macy’s vacating its space there in April 2017 and the decline in occupancy at the Patchogue property due to the rejection of the Pathmark lease in December 2015. Excluding the impact of the Rotunda property, average occupancy for Fiscal 2017 decreased 5% from the prior year’s comparable period which was primarily driven by the rejection of the Pathmark lease at the Patchogue, New York property and the termination of the Macy’s lease at the Preakness Shopping Center.

As of October 31, 2017, approximately 75.9% of the retail space at the Rotunda property is leased and 63.5% is occupied.

RESIDENTIAL SEGMENT

FREIT operates seven (7) multi-family apartment buildings or complexes totaling 1,392 apartment units, excluding the Hammel Gardens property, which was sold in June 2017. (See Note 2 to FREIT’s consolidated financial statements.) As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2017 increased by 17.1% and 5.3%, respectively, as compared to Fiscal 2016. The increase in revenue and NOI for Fiscal 2017 was primarily attributable to: (a) the addition of the operating results of the Icon, which is the residential property located at the Rotunda in Baltimore, Maryland (See discussion below), (b) an increase in base rent, (c) an increase in the average occupancy level of 12.2% as compared to the prior year partially offset by (d) loss of income resulting from the sale of the Hammel Gardens property in June 2017.

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

Total net financing costs for Fiscal 2017 increased 8.4% as compared to Fiscal 2016 which was primarily attributable to the Rotunda construction loan of approximately $115.3 million. Interest costs with respect to the Rotunda project can no longer be capitalized because the Rotunda project was substantially completed in the third quarter of Fiscal 2016. (See Note 5 to FREIT’s consolidated financial statements for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2017 was $206,000 as compared to $150,000 for the prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT’s former Chairman and Chief Executive Officer and currently a consultant of FREIT, Robert S. Hekemian, Jr., the Chief Executive Officer and a Trustee of FREIT, and David Hekemian, a Trustee of FREIT, for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and for their equity investments (through Damascus 100, LLC) in Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest).

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

During Fiscal 2017, G & A was $2,129,000 as compared to $2,034,000 for the prior year’s period. The primary components of G&A are accounting/auditing fees, legal and professional fees and Trustees’ fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10.8 million for Fiscal 2018 compared to $4.7 million for Fiscal 2017. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this Form 10-K.

As at October 31, 2018, FREIT had cash and cash equivalents totaling $21.7 million compared to $7.9 million at October 31, 2017. The increase in cash for Fiscal 2018 is primarily attributable to $19.1 million in net cash provided by financing activities and $10.8 million in net cash provided by operating activities, offset by $16.1 million used in investing activities including capital expenditures.

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. (See Note 2 to FREIT’s consolidated financial statements.)

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as a replacement property for the Hammel Gardens property that FREIT sold on June 12, 2017 to complete the like-kind exchange transaction under Section 1031 of the Internal Revenue Code. Station Place is part of FREIT’s residential segment. The acquisition cost was $19,550,000 (inclusive of approximately $550,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank. (See Note 3 to FREIT’s consolidated financial statements.)

On June 17, 2016, FREIT sold its property in Rochelle Park, New Jersey to Lakeland Bank (as successor by merger to Pascack Community Bank) for a purchase price of $3.1 million resulting in a gain of approximately $0.3 million net of sales fees. This sale resulted in FREIT’s loss of future annual rents from the property of approximately $241,000, which would have increased periodically through September 2023.

On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease for the 81,160 square foot Macy’s store at the Preakness Shopping Center, effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000. Wayne PSC expects to re-position this space and re-lease to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated annual rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is re-leased. (See Note 15 to FREIT’s consolidated financial statements.)

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is Stop & Shop. On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten-year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provided for a $250,000 reduction in annual rent, has adversely affected and will adversely affect FREIT’s future operating results.

After careful consideration of FREIT’s projected operating results and cash needs, the Board of Trustees declared a fourth quarter dividend of $0.05 per share which will be paid on December 14, 2018 to shareholders of record on December 1, 2018. The Board will continue to evaluate the dividend on a quarterly basis.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing a building with approximately 136,000 sq. ft. of office space and approximately 83,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 73,000 square feet of new retail space, and 864 above level parking spaces. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy of approximately 94%. The retail space continues to lease-up and is approximately 84.1% leased as of October 31, 2018. FREIT expects Rotunda’s operations to stabilize in 2019.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, a previous lender, required that Grande Rotunda, LLC contribute not less than $14,460,000 toward the construction before any construction loan proceeds could be disbursed. To secure these funds Grande Rotunda, LLC made a capital call on its members, which are FREIT and Rotunda

100, LLC (“Rotunda 100”). FREIT’s share (60%) amounted to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounted to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and had a maturity date of June 19, 2015. On June 4, 2015, FREIT’s Board of Trustees approved an extension of the maturity date to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of the refinancing or sale of Grande Rotunda, LLC or the Rotunda property. Rotunda 100 is principally owned by employees of Hekemian & Co., including certain members of the immediate family of Robert S. Hekemian, FREIT’s former Chairman and Chief Executive Officer and currently a consultant of FREIT, Robert S. Hekemian, Jr., Chief Executive Officer and a Trustee of FREIT, and David Hekemian, a Trustee of FREIT. As of October 31, 2018, FREIT and Rotunda 100 have made their required capital call contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande Rotunda, LLC.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2018 and 2017, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.4 million and $5.2 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying consolidated balance sheets.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 9 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2018, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.13%. (See Notes 5 and 6 to FREIT’s consolidated financial statements for further details).

As at October 31, 2018, FREIT’s aggregate outstanding mortgage debt was $350.5 million, which bears a weighted average interest rate of 4.02% and an average life of approximately 4.3 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2019	2021	2022	2023	2024	2025	2026	2028
($ in millions)
Mortgage "Balloon" Payments	$44.6 (A)	$137.6 (B)	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9 (C)

(A) Two loans aggregating approximately $39.5M are extendable for a period of one (1) year.

(B) Includes Rotunda loan in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

(C) Assumes modification of Station Place loan document. See Note 5 to consolidated financial statements for further details.

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2018 and 2017:

($ in Millions)	October 31, 2018	October 31, 2017

Fair Value	$338.3	$317.8

Carrying Value	$347.0	$321.6

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2018, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $8.6 million, and a 1% decrease would increase the fair value by $9.2 million.

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

On January 8, 2018, Pierre Towers (which is owned by S&A, a consolidated subsidiary of FREIT), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre Towers paid New York Life Insurance a good faith deposit in the amount of $960,000 (which was included in prepaid expenses and other assets on the accompanying consolidated balance sheet as of October 31, 2017) and was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap contract.) As of October 31, 2018, Station Place on Monmouth, LLC was not, and is not currently, in compliance with a loan covenant contained in the mortgage loan held by Provident Bank. The lender waived compliance with the loan covenant through October 31, 2018. The lender has agreed in principle to modifications of the loan covenant that will allow Station Place on Monmouth, LLC to comply with the covenant going forward, subject to execution of a definitive agreement providing for the modifications. Until such time as a definitive agreement is entered into, there can be no assurance the loan covenant will be modified.

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

On September 29, 2016, Wayne PSC refinanced its $24,200,000 mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25,800,000. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap contract.)

On April 22, 2016, Damascus Centre, LLC was able to take down a second tranche of its loan held with People’s United Bank in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 was held in escrow (included in prepaid expenses and other assets in the consolidated balance sheet as of October 31, 2017) and would be available to Damascus Centre, LLC once certain tenants opened and began paying rent. In July 2018, these funds totaling $1,850,000 were released from escrow by the bank and became readily available to Damascus Centre, LLC. Damascus Centre, LLC distributed amounts due to FREIT and Damascus 100 and Damascus 100 in turn repaid FREIT the secured loans receivable plus accrued interest in the amount of approximately $1.9 million.

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

FREIT has variable interest rate mortgages securing its Damascus Center, Regency, Preakness Shopping Center and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans.

These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($19,906,000 at October 31, 2018) for the Damascus Center swaps, a notional amount of approximately $16,200,000 ($15,922,000 at October 31, 2018) for the Regency swap, a notional amount of approximately $25,800,000 ($24,487,000 at October 31, 2018) for the Preakness Shopping Center swap and a notional amount of approximately $12,350,000 ($12,350,000 at October 31, 2018) for the Station Place swap.

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

FREIT has a variable interest rate loan securing its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at October 31, 2018) and a term of two years with the loan being hedged against having a balance of approximately $118,520,000 and a term of three years.

Current GAAP requires FREIT to mark-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps are accounted for as effective cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s income statement; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the balance sheet. The interest rate cap is for accounting purposes deemed to be accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2018, the interest rate cap contract for the Rotunda property and the swap contracts for the Damascus Center, Regency, Preakness Shopping Center and Station Place properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized gains of approximately $2,452,000 for the Preakness Shopping Center swap, $955,000 for the Damascus Center swaps, $408,000 for the Regency swap, $460,000 for the Station Place swap and $159,000 for the Rotunda cap, all of which have been included as an asset in FREIT’s consolidated balance sheet as at October 31, 2018. The change in the fair value for the interest rate swap contracts (gain or loss) during such period has been included in comprehensive income and for the year ended October 31, 2018, FREIT recorded an unrealized gain of $3,113,000 in comprehensive income. The change in the fair value of the Rotunda interest rate cap contract (gain or loss) during such period has been included in the consolidated statement of income and for the year ended October 31, 2018, FREIT recorded an unrealized gain of approximately $72,000. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in fair value of the swaps during such period with a corresponding asset of approximately $1,325,000 for the Preakness Shopping Center swap and $275,000 for the Damascus Center swaps and a corresponding liability of $439,000 for the Regency swap as at October 31, 2017.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its line of credit and mortgage loans in place as of October 31, 2018 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$24,454	$3,824	$7,102	$5,526	$8,002
Balloon Payments	326,050	44,616	137,643	48,740	95,051
Total Long-Term Debt	350,504	48,440	144,745	54,266	103,053
Line of Credit (a)	—	—	—	—	—
Total Contractual Obligations	$350,504	$48,440	$144,745	$54,266	$103,053 (b)

(a) Represents draws on line of credit with Provident Bank.

(b) Assumes modification of Station Place loan document. See Note 5 to consolidated financial statements for further details.

FREIT’s annual estimated cash requirements related to interest on its line of credit and mortgage loans in place as of October 31, 2018 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
	Total	Within One Year	2 - 3 Years	4 - 5 Years	After 5 Years

Interest on Fixed Rate Debt	$45,306	$8,173	$14,380	$10,531	$12,222
Interest on Variable Rate Debt (a)	14,303	6,574	7,729	—	—
Total Interest Obligations	$59,609	$14,747	$22,109	$10,531	$12,222	(b)

(a) Includes estimated interest on the Rotunda loan held with Aareal Capital through maturity.

(b) Assumes modification of Station Place loan document. See Note 5 to consolidated financial statements for further details.

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

	Years Ended October 31,
	2018		2017	2016
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$966		$10,683	$3,099
Depreciation of consolidated properties	11,515		10,669	7,852
Amortization of deferred leasing costs	739		634	410
Distributions to minority interests	(626	)(b)	(420)	(495	)(c)
Gain on sale of property	—		(15,395)	(314)
Loan prepayment costs relating to property sale	—		1,139	—

FFO	$12,594		$7,310	$10,552

Per Share - Basic and Diluted	$1.83		$1.07	$1.56

(a) As prescribed by NAREIT.

(b) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $6 million related to the refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership which is a consolidated subsidiary and the distribution of funds to minority interest in the amount of approximately $1.6 million received from Damascus Centre, LLC for funds which were previously held in escrow. See Note 5 to the consolidated financial statements for further details.

(c) Revised AFFO for Fiscal 2016 to exclude the distribution of procceds in the amount of $0.6 million related to the refinancing of the loan for the Wayne Preakness Shopping center.

Adjusted Funds From Operations ("AFFO")
FFO	$12,594	$7,310	$10,552
Deferred rents (Straight lining)	(605)	(634)	(608)
Capital Improvements - Apartments	(738)	(798)	(898)
Lease termination fee	—	620	—
AFFO	$11,251	$6,498	$9,046

Per Share - Basic and Diluted	$1.63	$0.95	$1.33

Weighted Average Shares Outstanding:
Basic	6,883	6,833	6,783
Diluted	6,883	6,833	6,784

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

STOCK OPTION PLAN

On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan reserving an additional 300,000 shares for issuance under the Plan. As of October 31, 2018, 447,020 shares are available for issuance under the Plan after giving effect to the amendment.

On November 10, 2016, the Board approved the grant of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be November 9, 2026. (See Note 11 to FREIT’s consolidated financial statements for further details.)

On May 3, 2018, the Board approved the grant of 38,000 non-qualified share options under the Equity Incentive Plan to two members of the Board who were appointed to the Board during Fiscal 2018. The options have an exercise price of $15.50 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be May 2, 2028. (See Note 11 to FREIT’s consolidated financial statements for further details.)

DISTRIBUTIONS TO SHAREHOLDERS

Since its inception in 1961, FREIT has elected to be treated as a REIT for federal income tax purposes. In order to qualify as a REIT, FREIT must satisfy a number of highly technical and complex operational requirements, including a requirement that FREIT must distribute to its shareholders at least 90% of its REIT taxable income. Although cash used to make distributions reduces amounts available for capital investment, FREIT generally intends to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends other than capital gains dividends, which are subject to capital gains rates. FREIT’s policy is to pass on at least 90% of its ordinary taxable income to shareholders. FREIT’s taxable income is untaxed at the trust level to the extent distributed to shareholders. FREIT’s dividends of ordinary taxable income will be taxed as ordinary income to its shareholders and FREIT’s capital gains dividends will be taxed as capital gains to its shareholders. FREIT’s Board of Trustees evaluates the dividend to be paid (if any) on a quarterly basis. FREIT paid/declared a dividend of $0.15 per share in Fiscal 2018.

The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage of taxable income for those periods.

	Fiscal Years Ended October 31,
	2018	2017	2016
First Quarter	$—	$0.15	$0.30
Second Quarter	$0.05	$—	$0.30
Third Quarter	$0.05	$—	$0.30
Fourth Quarter	$0.05	$—	$0.30
Total For Year	$0.15	$0.15	$1.20

		(in thousands of dollars)						Dividends
Fiscal	Per	Total	Ordinary		Capital Gain	Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis	Income		Taxable Income
2018	$0.15	$1,035	$762	*	$—	$762	*	135.8%
2017	$0.15	$1,024	$—		$—	$—		0.0%
2016	$1.20	$8,152	$2,466		$2,569	$5,035		161.9%
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

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” on page 44 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2018. There have been no significant changes in FREIT’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2018. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2018, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2018. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2018 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

Opinion on Internal Control over Financial Reporting

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries' (the "Company") internal control over financial reporting as of October 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended October 31, 2018, and the related notes and the financial statement schedule identified in Item 15 and our report dated January 11, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and trustees of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, New York

January 11, 2019

ITEM 9B	OTHER INFORMATION

None.

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and “Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2019.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2019.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2019.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2019.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2019.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey
Dated: January 11, 2019	By: /s/ Robert S. Hekemian, Jr.
Robert S. Hekemian, Jr. Chief Executive Officer (Principal Executive Officer)

By: /s/ Donald W. Barney
Donald W. Barney President, Treasurer and Chief Financial Officer (Principal Financial/Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Robert S. Hekemian, Jr. and Donald W. Barney his true and lawful attorney-in-fact and agent for him and in his name, place an stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date
/s/ Robert S. Hekemian, Jr.	Chief Executive Officer (Principal	January 11, 2019
Robert S. Hekemian, Jr.	Executive Officer) and Trustee
/s/ Donald W. Barney	President, Treasurer, Chief Financial	January 11, 2019
Donald W. Barney	Officer (Principal Financial / Accounting Officer) and Trustee
/s/ Ronald J. Artinian
Ronald J. Artinian	Chairman of the Board and Trustee	January 11, 2019
/s/ Alan L. Aufzien	Trustee	January 11, 2019
Alan L. Aufzien
/s/ David F. McBride	Trustee	January 11, 2019
David F. McBride
/s/ John A. Aiello	Trustee	January 11, 2019
John A. Aiello
/s/ Justin F. Meng	Trustee	January 11, 2019
Justin F. Meng
/s/ David B. Hekemian	Trustee	January 11, 2019
David Hekemian
/s/ Richard J. Aslanian	Trustee	January 11, 2019
Richard J. Aslanian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of

First Real Estate Investment Trust of New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (the "Company") as of October 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended October 31, 2018, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated January 11, 2019 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2006.

EISNERAMPER LLP

New York, New York

January 11, 2019

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2018	2017
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$344,532	$331,965
Construction in progress	159	129
Cash and cash equivalents	21,747	7,899
Tenants' security accounts	2,212	2,007
Receivables arising from straight-lining of rents	3,964	3,359
Accounts receivable, net of allowance for doubtful accounts of $276 and	2,298	1,767
$175 as of October 31, 2018 and 2017, respectively
Secured loans receivable	4,000	5,451
Prepaid expenses and other assets	6,034	9,135
Qualified intermediary deposit - 1031 exchange	—	6,965
Deferred charges, net	2,693	2,680
Interest rate cap and swap contracts	4,434	1,600
Total Assets	$392,073	$372,957

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$350,504	$323,435
Less unamortized debt issuance costs	3,498	1,863
Mortgages payable, net (Note 5)	347,006	321,572

Due to affiliate	5,417	5,172
Deferred trustee compensation payable	8,457	9,078
Accounts payable and accrued expenses	1,910	3,870
Dividends payable	338	—
Tenants' security deposits	3,232	2,960
Deferred revenue	1,369	1,276
Interest rate swap contract	—	439
Total Liabilities	367,729	344,367

Commitments and contingencies (Note 8)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 157,395 and	28,288	27,651
122,092 vested share units granted to Trustees at October 31, 2018 and 2017, respectively
Treasury stock, at cost: 235,536 and 253,083 shares at October 31, 2018	(4,941)	(5,273)
and 2017, respectively
Dividends in excess of net income	(4,376)	(4,824)
Accumulated other comprehensive income	2,517	284
Total Common Equity	21,488	17,838
Noncontrolling interests in subsidiaries	2,856	10,752
Total Equity	24,344	28,590
Total Liabilities and Equity	$392,073	$372,957

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2018	2017	2016
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$51,267	$45,357	$40,780
Reimbursements	6,093	5,597	5,158
Sundry income	637	680	316
Total revenue	57,997	51,634	46,254

Expenses:
Operating expenses	16,245	15,848	13,734
Lease termination fee	—	620	—
Management fees	2,547	2,375	2,046
Real estate taxes	8,396	10,139	8,051
Depreciation	11,515	10,669	7,852
Total expenses	38,703	39,651	31,683

Operating income	19,294	11,983	14,571

Investment income	267	206	150
Unrealized gain on interest rate cap contract	72	—	—
Gain on sale of property	—	15,395	314
Loan prepayment costs relating to property sale	—	(1,139)	—
Interest expense including amortization
of deferred financing costs	(18,667)	(15,762)	(11,936)
Net income	966	10,683	3,099

Net (income) loss attributable to noncontrolling
interests in subsidiaries	517	2,433	(94)

Net income attributable to common equity	$1,483	$13,116	$3,005

Earnings per share - basic and diluted:	$0.21	$1.92	$0.44

Weighted average shares outstanding:
Basic	6,883	6,833	6,783
Diluted	6,883	6,833	6,784

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2018	2017	2016
	(In Thousands of Dollars)

Net income	$966	$10,683	$3,099

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts
before reclassifications	3,043	2,424	(1,346)
Amount reclassified from accumulated other
comprehensive income to interest expense	70	528	621
Net unrealized gain (loss) on interest rate swap contracts	3,113	2,952	(725)
Comprehensive income	4,079	13,635	2,374
Net (income) loss attributable to noncontrolling interests	517	2,433	(94)
Other comprehensive income (loss):
Unrealized (gain) loss on interest rate swap contracts
attributable to noncontrolling interests	(880)	(978)	65
Comprehensive income (loss) attributable to noncontrolling interests	(363)	1,455	(29)
Comprehensive income attributable to common equity	$3,716	$15,090	$2,345

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Stock at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2015	$25,860	$(5,517)	$(11,769)	$(1,030)	$7,544	$13,693	$21,237

Stock based compensation expense	94				94		94

Vested share units granted to Trustees	759				759		759

Stock options exercised		244			244		244

Distributions to noncontrolling interests					—	(1,095)	(1,095)

Net income			3,005		3,005	94	3,099

Dividends declared, including $76 payable in share units ($1.20 per share)			(8,152)		(8,152)		(8,152)

Net unrealized loss on interest rate swaps				(660)	(660)	(65)	(725)

Balance at October 31, 2016	26,713	(5,273)	(16,916)	(1,690)	2,834	12,627	15,461

Stock based compensation expense	122				122		122

Vested share units granted to Trustees	816				816		816

Distributions to noncontrolling interests					—	(420)	(420)

Net income (loss)			13,116		13,116	(2,433)	10,683

Dividends declared, including $13 payable in share units ($0.15 per share)			(1,024)		(1,024)		(1,024)

Net unrealized gain on interest rate swaps				1,974	1,974	978	2,952

Balance at October 31, 2017	27,651	(5,273)	(4,824)	284	17,838	10,752	28,590

Stock based compensation expense	130				130		130

Vested share units granted to Trustees and consultant	839				839		839

Vested share units issued to consultant and retired Trustee *	(332)	332			—		—

Distributions to noncontrolling interests					—	(8,259)	(8,259)

Net income (loss)			1,483		1,483	(517)	966

Dividends declared, including $21 payable in share units ($0.15 per share)			(1,035)		(1,035)		(1,035)

Net unrealized gain on interest rate swaps				2,233	2,233	880	3,113

Balance at October 31, 2018	$28,288	$(4,941)	$(4,376)	$2,517	$21,488	$2,856	$24,344

  * Represents the issuance of treasury shares to consultant and retired Trustee for share units earned.

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2018	2017	2016
	(In Thousands of Dollars)
Operating activities:
Net income	$966	$10,683	$3,099
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	11,515	10,669	7,852
Amortization	1,789	1,932	952
Unrealized gain on interest rate cap contract	(72)	—	—
Stock based compensation expense	130	122	94
Trustee fees, consultant fee and related interest paid in stock units	818	803	683
Gain on sale of property	—	(15,395)	(314)
Deferred rents - straight line rent	(605)	(634)	(608)
Bad debt expense	198	196	196
Net amortization of acquired leases	—	—	—
Changes in operating assets and liabilities:
Tenants' security accounts	67	11	109
Accounts receivable, prepaid expenses and other assets	(2,256)	(2,780)	(793)
Accounts payable, accrued expenses and deferred
trustee compensation	(1,808)	(1,021)	(3,264)
Deferred revenue	93	142	54
Net cash provided by operating activities	10,835	4,728	8,060
Investing activities:
Proceeds from sale of property	—	9,135	3,059
Capital improvements - existing properties	(5,335)	(10,058)	(9,927)
Acquisition of Station Place, net of proceeds released from escrow related to 1031 exchange	(12,585)	—	—
Proceeds from payment of secured loans receivable inclusive of accrued interest	1,870	—	—
Construction and pre-development costs	—	—	(13,535	)(a)
Net cash used in investing activities	(16,050)	(923)	(20,403)
Financing activities:
Repayment of mortgages and construction loan	(148,680)	(34,254)	(28,314)
Proceeds from/(repayment of) credit line	(3,121)	3,121	—
Proceeds from mortgage loan refinancings	166,520	23,500	25,800
Proceeds from acquisition mortgage loan	12,350	—	—
Proceeds from additional tranche of loan	—	—	2,320
Restricted loan proceeds held in/(released from) escrow	1,850	—	(1,850)
Refinancing good faith deposit	960	(960)	—
Proceeds from construction loan	—	1,349	21,093
Advanced funding for construction loan reserve	647	(647)	—
Proceeds from exercise of stock options	—	—	244
Deferred financing costs	(2,685)	(640)	(377)
Interest rate cap contract cost	(88)	—	—
Dividends paid	(676)	(3,033)	(8,072)
Due to affiliate	245	5,172	—
Distributions to noncontrolling interests	(8,259)	(420)	(1,095)
Net cash provided by (used in) financing activities	19,063	(6,812)	9,749
Net increase (decrease) in cash and cash equivalents	13,848	(3,007)	(2,594)
Cash and cash equivalents, beginning of year	7,899	10,906	13,500
Cash and cash equivalents, end of year	$21,747	$7,899	$10,906

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized including $1,139 in loan prepayment costs related to property sale in 2017	$17,040	$15,160	$11,100
Supplemental schedule of non cash activities:
Investing activities:
Transfer from construction in progress to real estate for completion of Rotunda	$—	$—	$124,423

Proceeds from sale of property, held in escrow pending 1031 exchange	$—	$6,965	$—

Accrued capital expenditures, construction costs, pre-development costs and interest	$82	$413	$3,130
Financing activities:
Dividends declared but not paid	$338	$—	$2,022
Dividends paid in share units	$21	$13	$76

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Leasing Standard was amended by ASU 2018-11, “Targeted Improvements” (the “Practical Expedient Amendment”) in July of 2018 by allowing lessors to elect to combine lease and associated nonlease components, by classes of underlying asset, in contracts meeting certain criteria. The Company expects to qualify for the practical expedient as allowed by the Practical Expedient Amendment. Given that this standard has minimal impact on real estate operating lessors, FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures. Based on this new accounting guidance, the Company will no longer be able to capitalize certain leasing costs, such as legal expenses, as it relates to activities before a lease is entered into.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business”, which amends guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business, likely resulting in more acquisitions being accounted for as asset acquisitions. There are certain differences in accounting under these models, including the capitalization of transaction expenses and application of a cost accumulation model in an asset acquisition. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted for certain transactions. Early application of this new accounting guidance is allowed for transactions for which the acquisition date occurs before the effective date of the amendment, only when the transaction has not been previously reported in financial statements. FREIT acquired a new property, Station Place, located in Red Bank, New Jersey on December 7, 2017. As such, FREIT early adopted this new accounting guidance in the first quarter of Fiscal 2018 and accounted for this transaction as an acquisition of an asset capitalizing approximately $550,000 of transaction expenses.

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

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized

Westwood Hills, LLC	FREIT	40%	1994
S and A Commercial Associates Limited Partnership ("S and A")	FREIT	65%	2000
Wayne PSC, LLC	FREIT	40%	2002
Damascus Centre, LLC	FREIT	70%	2003
Pierre Towers, LLC	S and A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT, Corp	FREIT	100%	2007
FREIT Regency, LLC	FREIT	100%	2014
Station Place on Monmouth, LLC	FREIT	100%	2017

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2018, 2017 and 2016, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of leasing commissions which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $1,050,000, $1,298,000 and $543,000 in 2018, 2017 and 2016, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

Revenue recognition:

Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals and reimbursements based on such factors as increases in real estate taxes, Consumer Price Indices, common area maintenance charges and percentage of tenants' sales in excess of specified volumes. These additional rentals are generally included in income when reported to FREIT, when earned, or ratably over the appropriate period.

Interest rate cap and swap contracts:

FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments, which qualify as effective cash flow hedges, are reported in other comprehensive income. Changes in fair value of those instruments, which qualify as ineffective cash flow hedges, are reported in the statement of income (see Note 6 to FREIT’s consolidated financial statements).

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $296,000, $386,000 and $257,000 in 2018, 2017 and 2016, respectively.

Stock-based compensation:

FREIT has a stock-based compensation plan that was approved by FREIT’s Board of Trustees (the “Board”), and ratified by FREIT’s shareholders. Stock based awards under the plan to employees are accounted for based on their grant-date fair value (see Note 11 to FREIT’s consolidated financial statements). Stock-based awards to nonemployees are accounted for based on the fair value of the equity instruments on the vesting date. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 2 – Property sales:

On January 11, 2016, FREIT was notified by Lakeland Bank (as successor by merger to Pascack Community Bank) of its election to exercise the option under its lease to purchase the property leased by FREIT to Lakeland Bank located in Rochelle Park, New Jersey. Pursuant to the Lease Agreement, Lakeland Bank had the right to exercise this option at a price equal to the greater of $3 million or the fair market value of the property as determined by mutual agreement between tenant and landlord. FREIT and Lakeland Bank agreed to a purchase price of $3.1 million. On June 17, 2016, FREIT sold this property, having a carrying amount of approximately $2.7 million (including a straight-line rent receivable in the amount of approximately $0.5 million), to Lakeland Bank for $3.1 million resulting in a gain of approximately $0.3 million net of sales fees. This sale resulted in FREIT’s loss of future annual rents from the property of approximately $241,000, which would have increased periodically through September 2023.

On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sale price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property to complete this like-kind exchange was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property (See Note 3 to FREIT’s consolidated financials for further details).

As the disposal of the Rochelle Park and Hammel Gardens properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

Note 3 – Property acquisition:

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as the replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017, which completed the like-kind exchange pursuant to Section 1031 of the Internal Revenue Code (See Note 2 to FREIT’s consolidated financial statements). Station Place is part of FREIT’s residential segment. The acquisition cost was $19,550,000 (inclusive of approximately $550,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank.

The acquisition cost of $19.6 million has been allocated as follows: $10.8 million to the building and $8.8 million to the land.

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2018	2017
		(In Thousands of Dollars)
Land		$86,225	$77,432
Unimproved land		405	405
Apartment buildings	7-40 years	201,793	190,554
Commercial buildings/shopping centers	5-40 years	165,986	162,837
Equipment/Furniture	5-15 years	2,090	1,931
Total real estate, gross		456,499	433,159
Less: accumulated depreciation		111,967	101,194
Total real estate, net		$344,532	$331,965

Note 5 – Mortgages payable and credit line:

	October 31, 2018		October 31, 2017
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Rockaway, NJ (A)	$16,152	$80	$16,660	$109
Westwood, NJ (B)	19,611	134	20,220	166
Patchogue, NY (C)	5,231	15	5,231	2
Wayne, NJ (D)	17,334	18	17,705	44
River Edge, NJ (E)	10,243	87	10,456	104
Red Bank, NJ (F)	12,350	138	—	—
Westwood, NJ (G)	20,134	67	20,628	101
Wayne, NJ (H)	24,432	274	25,102	308
Hackensack, NJ (I)	48,000	572	29,198	98
Damascus, MD (J)	19,865	296	20,357	362
Middletown, NY (K)	15,922	203	16,200	236
Total fixed rate	209,274	1,884	181,757	1,530
Frederick, MD (L)	22,710	70	23,241	209
Baltimore, MD (M)	118,520	1,439	115,316	—
Line of credit - Provident Bank (N)	—	105	3,121	124
Total variable rate	141,230	1,614	141,678	333
Total	$350,504	$3,498	$323,435	$1,863

(A)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $15,590,000 as of October 31, 2018.
(B)

On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through January 2023 at which time the outstanding balance is due. The new mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,359,000 as of October 31, 2018.

(C)	The loan, modified effective January 1, 2016, was reduced to interest only payments based on a rate of 4.5% resulting in monthly payments of approximately $19,600. This loan became due on March 1, 2018. FREIT is currently operating under the same terms and conditions of the existing agreement while working with the lender, Oritani Bank, to extend the maturity date of the loan and to provide for monthly payments of principal and interest. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended. The mortgage is secured by a retail building in Patchogue, New York having a net book value of approximately $6,268,000 as of October 31, 2018.

(D)	Payable in monthly installments of $121,100 including interest at 6.09% through September 1, 2019 at which time the outstanding balance is due with an automatic one-year extension of this loan. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,663,000 as of October 31, 2018.
(E)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $804,000 as of October 31, 2018.
(F)

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey (see Note 3 to FREIT’s consolidated financial statements). Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027.  In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by an apartment building in Red Bank, New Jersey having a net book value of approximately $19,303,000 as of October 31, 2018.

As of October 31, 2018, Station Place on Monmouth, LLC was not, and is not currently, in compliance with a loan covenant contained in the mortgage loan held by Provident Bank. The lender waived compliance with the loan covenant through October 31, 2018. The lender has agreed in principle to modifications of the loan covenant that will allow Station Place on Monmouth, LLC to comply with the covenant going forward, subject to execution of a definitive agreement providing for the modifications. Until such time as a definitive agreement is entered into, there can be no assurance the loan covenant will be modified.

(G)	Payable in monthly installments of $120,752 including interest of 4.62% through November 1, 2020 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $9,231,000 as of October 31, 2018.
(H)	On September 29, 2016, Wayne PSC, LLC refinanced its $24,200,000 mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25,800,000. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $25,034,000 as of October 31, 2018 including approximately $0.2 million classified as construction in progress.
(I)

On January 8, 2018, Pierre Towers, (which is owned by S And A Commercial Associates Limited Partnership (“S&A”), a consolidated subsidiary of FREIT), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre Towers paid New York Life Insurance a good faith deposit in the amount of $960,000 (which was included in prepaid expenses and other assets on the accompanying consolidated balance sheet as of October 31, 2017) and was reimbursed by New York Life when the loan was closed in January 2018. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes.

The loan is interest-only for the first five years of the term with monthly installments of $155,200 each month through January 2023. Thereafter, monthly installments of principal plus interest totaling $225,851.10 will be required each month until January 2028 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, New Jersey having a net book value of approximately $37,619,000 as of October 31, 2018.

(J)

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken-down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 was held in escrow (included in prepaid expenses and other assets in the accompanying consolidated balance sheet as of October 31, 2017) and would be available to Damascus Centre, LLC once certain tenants opened and began paying rent. In July 2018, these funds totaling $1,850,000 were released from escrow by the bank and became readily available to Damascus Centre, LLC. Damascus Centre, LLC distributed amounts due to FREIT and certain members of Damascus 100.

The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swaps.) The shopping center securing the loan has a net book value of approximately $26,774,000 as of October 31, 2018.

(K)

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments had been required each month through December 15, 2017 and thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $19,231,000 as of October 31, 2018.

(L)	On April 28, 2017, WestFREIT Corp., a consolidated subsidiary, refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan bears a floating interest rate equal to 275 basis points over the one-month LIBOR and has a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate and (ii) net refinancing proceeds of approximately $1.1 million which have been used for general corporate purposes. The new loan is payable in monthly installments of interest (as defined above) plus principal of $43,250 through May 2018 and principal of $45,250 from June 2018 through May 2019 at which time the outstanding balance is due. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $14,195,000 as of October 31, 2018.
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

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 9 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2018, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.13%. The loan is secured by the Rotunda property, which has a net book value of approximately $154,526,000 as of October 31, 2018.

(N)	Credit line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. As of October 31, 2017, approximately $3.1 million was outstanding (including closing costs of approximately $0.1 million related to the renewal of the line). In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. Except as noted in Note 5F above, the Company was in compliance with all of its financial covenants as of October 31, 2018.

Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at October 31, 2018 and 2017:

	October 31,	October 31,
($ in Millions)	2018	2017
Fair Value	$338.3	$317.8

Carrying Value	$347.0	$321.6

Fair values are estimated based on market interest rates at the end of each fiscal year and on discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2018 are as follows:

Year Ending October 31,	Amount
2019	$48,440	(a)(c)
2020	$3,727
2021	$141,018	(b)
2022	$17,388
2023	$36,878

(a)	Two loans approximating $39.5 million are extendable for a period of one (1) year.
(b)	Includes Rotunda loan in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018. (See Note 5(M) )
(c)	Excludes $12.3 million attributable to Station Place assuming amendment of loan document.

Note 6 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At October 31, 2018, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. At October 31, 2018, the derivative financial instrument has a notional amount of $121.9 million and a maturity date of March 5, 2020.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At October 31, 2018, the total amount outstanding on this loan was $12,350,000. In order to minimize interest rate volatility during the term of this loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At October 31, 2018, the derivative financial instrument has a notional amount of $12,350,000 and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At October 31, 2018, the total amount outstanding on this loan was approximately $24.4 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At October 31, 2018, the derivative financial instrument has a notional amount of approximately $24.4 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of October 31, 2018 was approximately $19.9 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At October 31, 2018, the derivative financial instrument has a notional amount of approximately $19.9 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At October 31, 2018, the total amount outstanding on this loan was approximately $15.9 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At October 31, 2018, the derivative financial instrument has a notional amount of approximately $15.9 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, Wayne PSC, LLC and Station Place on Monmouth, LLC interest rate swaps as effective cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the year ended October 31, 2018, FREIT recorded an unrealized gain of approximately $3,113,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $955,000 for the Damascus Centre swaps, $2,452,000 for the Wayne PSC swap, $408,000 for the Regency swap and $460,000 for the Station Place on Monmouth swap as of October 31, 2018. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $275,000 for the Damascus Centre swaps, $1,325,000 for the Wayne PSC swap and a corresponding liability of approximately $439,000 for the Regency swap as of October 31, 2017. For the year ended October 31, 2016, FREIT recorded an unrealized loss of $725,000 in comprehensive income representing the change in the fair value of the swaps during such period with a corresponding liability of $521,000 for the Damascus Centre swaps and $1,361,000 for the Regency swap and a corresponding asset of $91,000 for the Wayne PSC swap as of October 31, 2016.

The Grande Rotunda, LLC interest rate cap is for accounting purposes deemed to be accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. For the year ended October 31, 2018, FREIT recorded an unrealized gain in the consolidated statement of income of approximately $72,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $159,000 as of October 31, 2018.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 - Capitalized interest

Interest costs associated with amounts expended for the Rotunda development were capitalized and included in the cost of the project. Capitalization of interest ceased upon substantial completion of the project which occurred as of the end of the third quarter of Fiscal 2016. There was no interest capitalized in Fiscal 2018 and Fiscal 2017. Interest capitalized during the year ended October 31, 2016 amounted to approximately $2,611,000.

Note 8 - Commitments and contingencies:

Leases:

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $152.6 million at October 31, 2018 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2018 is as follows:

Year Ending October 31,	Amount
2019	$19,511
2020	18,725
2021	16,825
2022	13,483
2023	10,924
Thereafter	52,561
Total	$132,029

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or increases in Consumer Price Indices. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2018 were not material.

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

The Management Agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $2,438,000, $2,216,000, and $1,930,000 in Fiscal 2018, 2017 and 2016, respectively. In addition, the Management Agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $742,000, $1,191,000 and $577,000 in Fiscal 2018, 2017 and 2016, respectively. Total Hekemian management fees outstanding at October 31, 2018 and 2017 were approximately $212,000 and $200,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $178,000, $175,000 and $164,000 in Fiscal 2018, 2017 and 2016, respectively.

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

Grande Rotunda, LLC owns and operates the Rotunda property. FREIT owns a 60% equity interest in Grande Rotunda, LLC and Rotunda 100, LLC (“Rotunda 100”) owns a 40% equity interest in Grande Rotunda, LLC.

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

In the fourth quarter of Fiscal 2018, the Damascus 100 members repaid their secured notes outstanding in full for a total payment of $1,870,000 which was composed of principal in the amount of $1,451,000 and accrued interest in the amount of approximately $419,000. As of October 31, 2018, only the principal and accrued interest on the secured notes receivable with Rotunda 100 members was outstanding. As such, the aggregate outstanding principal balance of the notes at October 31, 2018 and 2017 was $4,000,000 and $5,451,000, respectively. The accrued but unpaid interest related to these notes for Fiscal 2018 and Fiscal 2017 amounted to approximately $862,000 and $1,068,000, respectively, and is included in accounts receivable on the accompanying consolidated balance sheets.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, a previous lender, required that Grande Rotunda, LLC contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds, Grande Rotunda, LLC made a capital call on its members, which are FREIT and Rotunda 100. FREIT’s share (60%) amounted to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounted to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call, which were in addition to the loans that FREIT made to the Rotunda 100 members in connection with their initial equity contribution to Rotunda 100 (described above). The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. As of October 31, 2018, FREIT and Rotunda 100 have made their required capital call contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital call contributions as additional investments in Grande Rotunda, LLC.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2018 and 2017, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.4 million and $5.2 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying consolidated balance sheets.

From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred to Hekemian and Resources during Fiscal 2018, 2017 and 2016 were $1,195,000, $467,500 and $443,000, respectively. Fees incurred during Fiscal 2018 related to commissions to Hekemian for the following: $522,500 for the purchase of the Station Place property; $400,000 for the refinancing of the Grande Rotunda, LLC loan; $240,000 for the refinancing of the Pierre Towers, LLC loan; $32,500 for the renewal of FREIT’s line of credit. Fees incurred in Fiscal 2017 related to commissions to Hekemian relating to the sale of the Hammel Gardens property. Fees incurred in Fiscal 2016 related to the Rotunda development project and were capitalized and included in the cost of the project.

In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provided for Resources to receive a fee equal to 6.375% of the development costs as defined in the development agreement, less the amount of $3 million previously paid to Hekemian for the Rotunda project. As part of this agreement, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda redevelopment project. Grande Rotunda, LLC paid $500,000 of this fee to Resources in Fiscal 2013 and the balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of this project. A final certificate of occupancy was issued in Fiscal 2016; however Resources agreed to defer the payment of the $900,000 balance of this fee (the $900,000 was included in accounts payable on FREIT’s consolidated balance sheet at October 31, 2017). Grande Rotunda, LLC paid the $900,000 portion of this fee to Resources in February 2018 in connection with the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation. Additionally, Grande Rotunda, LLC paid Resources the amount of approximately $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof.

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

Trustee fee expense (including interest) incurred by FREIT for Fiscal 2018, 2017 and 2016 was approximately $365,000, $538,000 and $532,000, respectively, for Robert S. Hekemian, $149,000, $65,000 and $65,000, respectively, for Robert S. Hekemian, Jr. and $26,000, $0 and $0, respectively, for David Hekemian. (See Note 12 to FREIT’s consolidated financial statements).

Pursuant to the terms of a Consulting Agreement between Robert S. Hekemian and the Trust, Mr. Hekemian will continue to serve the Trust in a consulting capacity effective upon conclusion of FREIT’s 2018 Annual Meeting. The Consulting Agreement has a term of four years and obliges Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT will pay Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which shall be payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee will be determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee is payable. For Fiscal 2018, consulting fee expense for Robert S. Hekemian was approximately $34,200.

Note 10 - Income taxes:

There was no ordinary taxable income for the fiscal years ended October 31, 2018 and 2017 for FREIT to distribute to its shareholders. As described in Notes 2 and 3 to FREIT’s consolidated financial statements, FREIT completed a like-kind exchange with respect to the sale of the Maywood, New Jersey property, which was sold on June 12, 2017 resulting in a capital gain of approximately $15.4 million. The tax basis of Station Place in Red Bank, New Jersey, which was the replacement property in the like-kind exchange, was approximately $18.9 million lower than the acquisition cost of approximately $19.6 million recorded for financial reporting purposes. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s consolidated financial statements for the fiscal years ended October 31, 2018 and 2017.

FREIT distributed 100% of its ordinary taxable income for the fiscal year ended October 31, 2016 to its shareholders as dividends. FREIT also distributed 100% of the capital gain in Fiscal 2016 from the sale of the property in Rochelle Park, New Jersey (See Note 2 to FREIT’s consolidated financial statements) to its shareholders as dividends. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income or gain was recorded in FREIT’s consolidated financial statements for the fiscal year ended October 31, 2016.

As of October 31, 2018, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2015 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 11 - Equity incentive plan:

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

On April 4, 2007, FREIT shareholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan reserving an additional 300,000 shares for issuance under the Plan. As of October 31, 2018, 447,020 shares are available for issuance under the Plan.

On September 4, 2014, the Board approved the grant of 246,000 non-qualified share options under the Plan to certain FREIT executive officers, the members of the Board and certain employees of Hekemian & Co., Inc., FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be September 3, 2024.

On November 10, 2016, the Board approved the grant of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be November 9, 2026.

On May 3, 2018, the Board approved the grant of 38,000 non-qualified share options under the Equity Incentive Plan to two members of the Board who were appointed to the Board during Fiscal 2018. The options have an exercise price of $15.50 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be May 2, 2028.

The following table summarizes stock option activity for Fiscal 2018:

	Year Ended October 31,
	2018
	No. of Options	Exercise
	Outstanding	Price
Options outstanding at beginning of year	267,780	$18.81
Options granted during year	38,000	$15.50
Options forfeited/cancelled during year	—	$—
Options outstanding at end of year	305,780	$18.40
Options vested and expected to vest	299,140
Options exercisable at end of year	200,260

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

For Fiscal 2018, 2017 and 2016, compensation expense related to stock options granted amounted to $130,000, $122,000 and $94,000, respectively. At October 31, 2018, there was approximately $229,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at October 31, 2018 was approximately $14,000 and $0, respectively.

Note 12 - Deferred fee plan:

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

All fees payable to Trustees for the year ended October 31, 2018 were deferred under the Deferred Fee Plan except for fees payable to three Trustees, who elected to receive such fees in cash. All fees payable to Trustees for the year ended October 31, 2017 were deferred under the Deferred Fee Plan except for the fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the years ended October 31, 2018 and 2017, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $805,800 and $815,800, respectively, which have been paid through the issuance of 51,109 and 44,548, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the years ended October 31, 2018 and 2017, FREIT has charged as expense approximately $784,000 and $802,800, respectively, representing deferred Trustee fees and interest, and the balance of approximately $21,800 and $13,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2018 and 2017, approximately $4,881,000 and $5,224,000, respectively of fees has been deferred together with accrued interest of approximately $3,576,000 and $3,854,000, respectively.

Note 13 - Dividends and earnings per share:

FREIT declared dividends of approximately $1,035,000 ($0.15 per share), $1,024,000 ($0.15 per share) and $8,152,000 ($1.20 per share) to shareholders of record during Fiscal 2018, 2017 and 2016.

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 12 to FREIT’s consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributed to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share.

For Fiscal 2018 and 2017, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share. For Fiscal 2016, the outstanding stock options increased the average dilutive shares outstanding by approximately 1,627 shares with no impact on earnings per share.

Note 14 - Segment information:

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

During the fiscal years ended October 31, 2018, 2017 and 2016, the commercial segment is comprised of nine (9) properties after giving effect to the sale of a property on June 17, 2016 (See Note 2 to FREIT’s consolidated financial statements). The residential segment is comprised of eight (8) properties during the fiscal year ended October 31, 2018, which is inclusive of the property acquired in Fiscal 2018 (Station Place). The residential segment is comprised of seven (7) properties after giving effect to the sale of a property on June 12, 2017 (See Note 2 to FREIT’s consolidated financial statements) during the fiscal year ended October 31, 2017. The residential segment is comprised of eight (8) properties during the fiscal year ended October 31, 2016, which includes the 379-unit apartment complex constructed as part of the redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2018. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2018	2017	2016
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$25,464	$24,114	$22,694
Residential	31,928	26,886	22,952
Total real estate rental revenue	57,392	51,000	45,646

Real estate operating expenses:
Commercial	11,861	11,791	10,661
Residential	13,022	14,442	11,136
Total real estate operating expenses	24,883	26,233	21,797

Net operating income:
Commercial	13,603	12,323	12,033
Residential	18,906	12,444	11,816
Total net operating income	$32,509	$24,767	$23,849

Recurring capital improvements - residential	$(738)	$(798)	$(898)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$32,509	$24,767	$23,849
Gain on sale of property	—	15,395	314
Loan prepayment costs relating to property sale	—	(1,139)	—
Deferred rents - straight lining	605	634	608
Lease termination fee	—	(620)	—
Investment income	267	206	150
Unrealized gain on interest rate cap contract	72	—	—
General and administrative expenses	(2,305)	(2,129)	(2,034)
Depreciation	(11,515)	(10,669)	(7,852)
Financing costs	(18,667)	(15,762)	(11,936)
Net income	966	10,683	3,099
Net (income) loss attributable to noncontrolling interests	517	2,433	(94)
Net income attributable to common equity	$1,483	$13,116	$3,005

Note 15- Anchor tenant termination and modification of lease:

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten-year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification, which provided for a $250,000 reduction in annual rent, has adversely affected and will adversely affect FREIT’s future operating results.

On January 4, 2017, Macy’s, Inc. announced its intention to close several of its department stores across the United States, including the approximately 81,160 square foot Macy’s anchor store located at the Preakness Shopping Center in Wayne, New Jersey. Wayne PSC, LLC (“Wayne PSC”), a 40% owned consolidated affiliate of FREIT, owns and operates this shopping center in which Macy’s operated its store under a long-term lease and was paying annual rent of approximately $234,000 ($2.88 per square foot) with no future rent escalations for the remaining term and option periods of the lease. On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000, which was fully expensed in the second quarter of Fiscal 2017. Wayne PSC expects to re-position this space and re-lease it to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated rental income, including reimbursements, of approximately $0.2 million until such time as the space is re-leased. FREIT anticipates increased revenue from the space when it is fully re-leased.

Note 16- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2018 and 2017 (in thousands, except per share amounts):

2018:	Quarter Ended						Year Ended
	January 31,		April 30,		July 31,	October 31,	October 31,

Revenue	$14,194		$14,325		$14,631	$14,847	$57,997
Expenses	15,114	(a)	12,898	(b)	14,520	14,499	57,031
Net income (loss)	(920)		1,427		111	348	966

Net (income) loss attributable to noncontrolling interests in subsidiaries	563		(312)		181	85	517
Net income (loss) attributable to common equity	$(357)		$1,115		$292	$433	$1,483

Earnings (loss) per share - basic and diluted	$(0.05	)(a)	$0.16	(b)	$0.04	$0.06	$0.21
Dividends declared per share	$—		$0.05		$0.05	$0.05	$0.15

2017:	Quarter Ended						Year Ended
	January 31,	April 30,		July 31,		October 31,	October 31,

Revenue	$12,599	$12,664		$12,680		$13,691	$51,634
Expenses	12,943	14,365	(c)	(421	)(d)	14,064	40,951
Net income (loss)	(344)	(1,701)		13,101		(373)	10,683

Net loss attributable to noncontrolling interests in subsidiaries	407	1,002		653		371	2,433
Net income (loss) attributable to common equity	$63	$(699)		$13,754		$(2)	$13,116

Earnings (loss) per share - basic and diluted	$0.01	$(0.10	)(c)	$2.01	(d)	$—	$1.92
Dividends declared per share	$0.15	$—		$—		$—	$0.15

(a) Includes $1.2 million loan prepayment cost related to refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership, which is a consolidated subsidiary. ($0.11 per share)
(b) Includes $1.5 million in real estate tax refunds and credits related to tax years 2017 through second quarter of Fiscal 2018 at the Icon property, owned by Grande Rotunda, LLC, which is a consolidated subsidiary. ($0.13 per share)
(c) Includes expense for lease termination fee paid in the amount of $620,000 to Macy's to terminate the lease and take possession of the space at the Preakness Shopping center located in Wayne, NJ ($0.03 per share)
(d) Includes a $15.4 million gain from the sale of the Maywood, New Jersey property ("Hammel Gardens") on June 12, 2017 offset by a $1.1 million loan prepayment cost related to this sale ($2.08 per share)

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2018

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms, River Edge, NJ	$10,243	$364	$1,773	$—	$1,490		$364	$3,263	$3,627	$2,823	1966	1975	7-40 years
Berdan Court, Wayne, NJ	17,334	250	2,206	—	4,626		250	6,832	7,082	5,419	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	20,134	3,849	11,546	—	2,667		3,849	14,213	18,062	8,831	1965-70	1994	7-39 years
Pierre Towers, Hackensack, NJ	48,000	8,390	37,486	19	9,254		8,409	46,740	55,149	17,530	1970	2004	7-40 years
Boulders - Rockaway, NJ	16,152	1,632	—	3,386	15,835		5,018	15,835	20,853	5,314	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	15,922	2,833	17,792	—	713		2,833	18,505	21,338	2,107	2003	2014	7-40 years
Icon - Baltimore, MD	65,186	5,871	—	—	87,667		5,871	87,667	93,538	4,927	2016	2005	7-40 years
Station Place - Red Bank, NJ	12,350	8,793	10,757	—	—		8,793	10,757	19,550	247	2015	2017	7-40 years

Commercial Properties:
Damascus Shopping Center,
Damascus, MD	19,865	2,950	6,987	6,296	17,454		9,246	24,441	33,687	6,913	1960's	2003	5-39.5 years
Franklin Crossing, Franklin Lakes, NJ	—	29	—	3,382	7,407		3,411	7,407	10,818	3,996	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	—	12	36	—	219		12	255	267	177	1940	1962	5-25 years
Building formerly occupied by supermarket
Patchogue, NY	5,231	2,128	8,818	—	(8)		2,128	8,810	10,938	4,670	1997	1997	15-39.5 years
Westridge Square S/C, Frederick, MD	22,710	9,135	19,159	(1)	4,682		9,134	23,841	32,975	18,780	1986	1992	5-31.5 years
Westwood Plaza, Westwood, NJ	19,611	6,889	6,416	—	2,453		6,889	8,869	15,758	8,399	1981	1988	5-31.5 years
Preakness S/C, Wayne, NJ	24,432	9,280	24,217	—	2,374		9,280	26,591	35,871	11,123	1955/89/00	2002	5-39.5 years
The Rotunda, Baltimore, MD	53,334	10,392	14,634	232	51,368		10,624	66,002	76,626	10,711	1920/2016	2005	5-40 years

Land Leased:
Rockaway, NJ	—	114	—	—	—		114	—	114	—		1963/1964
Vacant Land:
Franklin Lakes, NJ	—	224	—	(156)	—		68	—	68	—		1966/93
Wayne, NJ	—	286	—	—	—		286	—	286	—		2002
Rockaway, NJ	—	51	—	—	—		51	—	51	—		1963/1964
	$350,504	$73,472	$161,827	$13,158	$208,201	$—	$86,630	$370,028	$456,658	$111,967

(1)	Total cost for each property is the same for federal income tax purposes, with the exception of Pierre Towers, the Regency Club, Station Place and the Rotunda properties (Icon and The Rotunda) whose cost for federal income tax purposes is approximately $42.7 million, $13.3 million, $4.2 million and $168.7 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2018	2017	2016

Real estate:
Balance, Beginning of year	$433,288	$429,445	$409,297

Additions - Buildings and improvements	4,562	6,602	26,206

Disposal - Buildings and improvements	(742)	(443)	(3,513)

Acquisition (Sale) of property	19,550	(2,316)	(2,545)

Balance, end of year	$456,658	$433,288	$429,445

Accumulated depreciation:
Balance, beginning of year	$101,194	$92,547	$88,452

Additions - Charged to operating expenses	11,515	10,667	7,852

Disposal - Buildings and improvements	(742)	(409)	(3,466)

Sale of property	—	(1,611)	(291)

Balance, end of year	$111,967	$101,194	$92,547

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Declaration of Trust of FREIT. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
3.2	Amendment to Amended and Restated Declaration of Trust, dated May 31, 1994. (Incorporated by reference to Exhibit 3.2 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.3	Amendment to Amended and Restated Declaration of Trust, dated September 10, 1998. (Incorporated by reference to Exhibit 3.3 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.4	Amendment to Amended and Restated Declaration of Trust, dated January 21, 2004. (Incorporated by reference to Exhibit 3.4 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.5	Amendment to Amended and Restated Declaration of Trust, dated May 15, 2007. (Incorporated by reference to Exhibit 3.5 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.6	Amendment to Amended and Restated Declaration of Trust, dated March 4, 2008. (Incorporated by reference to Exhibit 3.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.7	Amendment to Amended and Restated Declaration of Trust, dated December 4, 2013. (Incorporated by reference to Exhibit 3.7 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.8	Amendment to Amended and Restated Declaration of Trust, dated December 7, 2017. (Incorporated by reference to Exhibit 3.1 to FREIT’s 8-K dated December 7, 2017 and filed with the SEC on December 11, 2017)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT.
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3.1, 10.3.2, 10.3.3, 10.3.4, 10.3.5, 10.3.6, 10.3.7, 10.3.8, 10.3.9, 10.3.10, 10.3.11, 10.3.12, 10.3.13, 10.3.14, 10.3.15, 10.4.1, 10.4.2, 10.4.3, 10.4.4, 10.4.5, 10.4.6, 10.4.7, 10.4.8, 10.4.9 and 10.4.10, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)

10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)
10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101

The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

* FREIT will furnish a copy of any exhibit not included herewith upon request and upon payment of FREIT’s reasonable expenses in furnishing such exhibit.