Form 10-Q
period 2019-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2019-03-11
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2019

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

As of March 11, 2019, the number of shares of beneficial interest outstanding was 6,758,554.

Index	Page 2

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY

Index	Page 3

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2019	2018
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$336,531	$344,532
Real estate held for sale, at cost, net of accumulated depreciation (Note 13)	6,212	—
Construction in progress	259	159
Cash and cash equivalents	23,633	21,747
Tenants' security accounts	2,212	2,212
Receivables arising from straight-lining of rents	4,031	3,964
Accounts receivable, net of allowance for doubtful accounts of $259 and	2,045	2,298
$276 as of January 31, 2019 and October 31, 2018, respectively
Secured loans receivable	4,000	4,000
Prepaid expenses and other assets	5,672	6,034
Deferred charges, net	2,653	2,693
Interest rate cap and swap contracts	2,076	4,434
Total Assets	$389,324	$392,073

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$349,417	$350,504
Less unamortized debt issuance costs	3,204	3,498
Mortgages payable, net	346,213	347,006

Due to affiliate	5,488	5,417
Deferred trustee compensation payable	8,457	8,457
Accounts payable and accrued expenses	2,216	1,910
Dividends payable	1,014	338
Tenants' security deposits	3,303	3,232
Deferred revenue	1,104	1,369
Interest rate swap contracts	160	—
Total Liabilities	367,955	367,729

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 172,599 and	28,556	28,288
157,395 vested share units granted to Trustees at January 31, 2019 and October 31, 2018, respectively
Treasury stock, at cost: 234,598 and 235,536 shares at January 31, 2019	(4,921)	(4,941)
and October 31, 2018, respectively
Dividends in excess of net income	(4,957)	(4,376)
Accumulated other comprehensive income	819	2,517
Total Common Equity	19,497	21,488
Noncontrolling interests in subsidiaries	1,872	2,856
Total Equity	21,369	24,344
Total Liabilities and Equity	$389,324	$392,073

See Notes to Condensed Consolidated Financial Statements.

Index	Page 4

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

	Three Months Ended January 31,
	2019	2018
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$13,161	$12,390
Reimbursements	1,658	1,576
Sundry income	109	228
Total revenue	14,928	14,194

Expenses:
Operating expenses	3,867	4,142
Management fees	637	611
Real estate taxes	2,430	2,553
Depreciation	2,824	2,711
Total expenses	9,758	10,017

Operating income	5,170	4,177

Investment income	71	55
Unrealized loss on interest rate cap contract	(154)	—
Interest expense including amortization
of deferred financing costs	(4,652)	(5,152)
Net income (loss)	435	(920)

Net loss attributable to noncontrolling
interests in subsidiaries	24	563

Net income (loss) attributable to common equity	$459	$(357)

Earnings (Loss) per share - basic and diluted	$0.07	$(0.05)

Weighted average shares outstanding:
Basic and Diluted	6,915	6,862

See Notes to Condensed Consolidated Financial Statements.

Index	Page 5

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

	Three Months Ended January 31,
	2019	2018
	(In Thousands of Dollars)

Net income (loss)	$435	$(920)

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap contracts before
reclassifications	(2,276)	1,547
Amount reclassified from accumulated other comprehensive income
to interest expense	(88)	84
Net unrealized (loss) gain on interest rate swap contracts	(2,364)	1,631
Comprehensive (loss) income	(1,929)	711

Net loss attributable to noncontrolling interests	24	563
Other comprehensive loss:
Unrealized loss (gain) on interest rate swap contracts attributable
to noncontrolling interests	666	(533)
Comprehensive loss attributable to noncontrolling interests	690	30

Comprehensive (loss) income attributable to common equity	$(1,239)	$741

See Notes to Condensed Consolidated Financial Statements.

Index	Page 6

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2019

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2018	$28,288	$(4,941)	$(4,376)	$2,517	$21,488	$2,856	$24,344

Stock based compensation expense	34				34		34

Vested share units granted to Trustees and consultant	254				254		254

Vested share units issued to consultant*	(20)	20			—		—

Distributions to noncontrolling interests					—	(294)	(294)

Net income (loss)			459		459	(24)	435

Dividends declared, including $26 payable in share units ($0.15 per share)			(1,040)		(1,040)		(1,040)

Net unrealized loss on interest rate swaps				(1,698)	(1,698)	(666)	(2,364)

Balance at January 31, 2019	$28,556	$(4,921)	$(4,957)	$819	$19,497	$1,872	$21,369

  * Represents the issuance of treasury shares to consultant for share units earned.

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

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
	(In Thousands of Dollars)
Operating activities:
Net income (loss)	$435	$(920)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,824	2,711
Amortization	422	295
Unrealized loss on interest rate cap contract	154	—
Stock based compensation expense	34	31
Trustee fees, consultant fee and related interest paid in stock units	228	201
Deferred rents - straight line rent	(67)	(98)
Bad debt expense	56	130
Changes in operating assets and liabilities:
Tenants' security deposits	71	173
Accounts receivable, prepaid expenses and other assets	725	(1,086)
Accounts payable, accrued expenses and deferred
trustee compensation	(24)	150
Deferred revenue	(265)	(44)
Net cash provided by operating activities	4,593	1,543
Investing activities:
Capital improvements - existing properties	(805)	(1,153)
Acquisition of Station Place	—	(19,542)
Net cash used in investing activities	(805)	(20,695)
Financing activities:
Repayment of mortgages	(1,087)	(30,172)
Proceeds from mortgage loan refinancing	—	48,000
Proceeds from acquisition mortgage loan	—	12,350
Refinancing good faith deposit refund	—	960
Advanced funding for construction loan reserve	—	506
Deferred financing costs	—	(811)
Dividends paid	(338)	—
Due to affiliate	71	54
Distributions to noncontrolling interests	(294)	(6,084)
Net cash (used in) provided by financing activities	(1,648)	24,803
Net increase in cash, cash equivalents and restricted cash	2,140	5,651
Cash, cash equivalents and restricted cash, beginning of period	26,394	21,838
Cash, cash equivalents and restricted cash, end of period	$28,534	$27,489

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$4,176	$4,816

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$172	$292

Financing activities:
Dividends declared but not paid	$1,014	$—
Dividends paid in share units	$26	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:

Cash and cash equivalents	$23,633	$21,717
Tenants' security accounts	2,212	2,141
Mortgage escrows	2,689	3,631
Total cash, cash equivalents and restricted cash	$28,534	$27,489

See Notes to Condensed Consolidated Financial Statements.

Index	Page 8

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

The consolidated results of operations for the three-month period ended January 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2018 of First Real Estate Investment Trust of New Jersey (“FREIT” or the “Company”).

Note 2 - Recently issued accounting standards:

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

On November 1, 2018, FREIT adopted ASU No. 2014-09 using the modified retrospective approach. Since FREIT’s primary source of revenue is operating leases, which fall under the scope of “Leases, Topic 840” and will be under the scope of “Leases, Topic 842” once adopted in November 2019, the adoption of this standard did not have a significant impact on its consolidated financial statements and footnote disclosures. Additionally, the Company has elected to adopt the practical expedient under ASU 2018-11, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance. The adoption of this standard did not have a significant impact on the consolidated financial statements and FREIT did not record any such cumulative adjustment as of the adoption date of November 1, 2018 in connection with the implementation of ASU No. 2014-09.

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

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments – Credit Losses (Topic 326)", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years and early adoption is permitted including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. FREIT adopted this new accounting guidance in the first quarter of Fiscal 2019, which changed the presentation of cash and cash equivalents to include restricted cash on the consolidated statement of cash flows.

Index	Page 9

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

The SEC's Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholders' equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders' equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), "The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers' quarterly reports, the staff would not object if the filer's first presentation of the changes in shareholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments." This essentially makes the requirements effective for the Company's first quarter 2019 filing. FREIT has adopted this guidance in the first quarter of Fiscal 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.

Note 3 - Earnings (Loss) per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 12 to FREIT’s condensed consolidated financials) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2019 and 2018, the outstanding stock options were anti-dilutive with no impact on earnings (loss) per share.

Note 4 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At January 31, 2019, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. At January 31, 2019, the derivative financial instrument has a notional amount of $121.9 million and a maturity date of March 5, 2020.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At January 31, 2019, the total amount outstanding on this loan was $12,350,000. In order to minimize interest rate volatility during the term of this loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At January 31, 2019, the derivative financial instrument has a notional amount of $12,350,000 and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At January 31, 2019, the total amount outstanding on this loan was approximately $24.3 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At January 31, 2019, the derivative financial instrument has a notional amount of approximately $24.3 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of January 31, 2019 was approximately $19.7 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At January 31, 2019, the derivative financial instrument has a notional amount of approximately $19.8 million and a maturity date of January 2023.

Index	Page 10

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At January 31, 2019, the total amount outstanding on this loan was approximately $15.8 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At January 31, 2019, the derivative financial instrument has a notional amount of approximately $15.8 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, Wayne PSC, LLC and Station Place on Monmouth, LLC interest rate swaps as effective cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the three months ended January 31, 2019, FREIT recorded an unrealized loss of approximately $2,364,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $502,000 for the Damascus Centre swaps and $1,569,000 for the Wayne PSC swap and a corresponding liability of approximately $86,000 for the Regency swap and $74,000 for the Station Place on Monmouth swap as of January 31, 2019. For the three months ended January 31, 2018, FREIT recorded an unrealized gain of approximately $1,631,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the year ended October 31, 2018, FREIT recorded an unrealized gain of approximately $3,113,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $955,000 for the Damascus Centre swaps, $2,452,000 for the Wayne PSC swap, $408,000 for the Regency swap and $460,000 for the Station Place on Monmouth swap as of October 31, 2018.

The Grande Rotunda, LLC interest rate cap is, for accounting purposes, deemed to be accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. For the three months ended January 31, 2019, FREIT recorded an unrealized loss in the condensed consolidated statement of income of approximately $154,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $5,000 as of January 31, 2019.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Property acquisition:

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

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $619,000 and $575,000 for the three months ended January 31, 2019 and 2018, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $133,000 and $141,000 for the three months ended January 31, 2019 and 2018, respectively. The management agreement expires on October 31, 2019, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $29,000 and $31,000 for the three months ended January 31, 2019 and 2018, respectively.

Index	Page 11

From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during the three months ended January 31, 2019 and 2018 were approximately $0 and $762,500, respectively. Fees incurred during the three months ended January 31, 2018 related to commissions to Hekemian for the purchase of the Station Place property in the amount of $522,500 and commissions related to the refinancing of the Pierre Towers, LLC loan in the amount of $240,000.

In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. As part of this agreement, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda redevelopment project. Grande Rotunda, LLC paid $500,000 of this fee to Resources in Fiscal 2013 and the balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of this project. A final certificate of occupancy was issued in Fiscal 2016; however Resources agreed to defer the payment of the $900,000 balance of this fee. Grande Rotunda, LLC paid the $900,000 portion of this fee to Resources in February 2018 in connection with the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation. Additionally, Grande Rotunda, LLC paid Resources the amount of approximately $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof.

Robert S. Hekemian, the Chairman of the Board and Chief Executive Officer of Hekemian, is the former Chairman and Chief Executive Officer of FREIT. Mr. Hekemian retired as Chairman and Chief Executive Officer of FREIT effective upon the conclusion of FREIT’s 2018 Annual Meeting of Shareholders held on April 5, 2018 (the “2018 Annual Meeting”). Robert S. Hekemian, Jr., the President of Hekemian, is a Trustee of FREIT, and succeeded Robert S. Hekemian as Chief Executive Officer of FREIT effective upon the conclusion of the 2018 Annual Meeting. Robert S. Hekemian, Jr. was later appointed as the President of FREIT in February 2019, and as a result he holds the offices of both Chief Executive Officer and President of FREIT. David Hekemian, a Principal of Hekemian, was elected as a Trustee of FREIT at the 2018 Annual Meeting.

Trustee fee expense (including interest) incurred by FREIT for the three months ended January 31, 2019 and 2018 was approximately $60,000 and $136,000, respectively, for Robert S. Hekemian, $95,000 and $14,000, respectively, for Robert S. Hekemian, Jr. and $12,000 and $0, respectively, for David Hekemian (See Note 12 to FREIT’s condensed consolidated financial statements).

Pursuant to the terms of a Consulting Agreement between Robert S. Hekemian and the Trust, Mr. Hekemian will continue to serve the Trust in a consulting capacity effective April 5, 2018. The Consulting Agreement has a term of four years and obliges Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT will pay Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which shall be payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee will be determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee is payable. For three months ended January 31, 2019 and 2018, consulting fee expense for Robert S. Hekemian was approximately $15,000 and $0, respectively.

Rotunda 100, LLC owns a 40% minority equity interest in Grande Rotunda, LLC and FREIT owns a 60% equity interest in Grande Rotunda, LLC. Damascus 100, LLC owns a 30% minority equity interest in Damascus Centre, LLC and FREIT owns a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances were in the form of secured loans that bear interest that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal and interest is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of a refinancing or sale of Grande Rotunda, LLC or the Rotunda property.

In the fourth quarter of Fiscal 2018, the Damascus 100 members repaid their secured notes outstanding in full for a total payment of $1,870,000, which was composed of principal in the amount of $1,451,000 and accrued interest in the amount of approximately $419,000. As of January 31, 2019, and October 31, 2018, only the principal and accrued interest on the secured notes receivable with Rotunda 100 members was outstanding. As such, the aggregate outstanding principal balance of the notes was $4,000,000 at both January 31, 2019 and October 31, 2018. The accrued but unpaid interest related to these notes as of January 31, 2019 and October 31, 2018 amounted to approximately $909,000 and $862,000, respectively, and is included in accounts receivable on the accompanying condensed consolidated balance sheets.

Index	Page 12

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2019 and October 31, 2018, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.5 million and $5.4 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 7 – Mortgage financings and line of credit:

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 6 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of January 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.36%.

On January 8, 2018, Pierre Towers, LLC (“Pierre Towers”), (which is owned by S And A Commercial Associates Limited Partnership (“S&A”), a consolidated subsidiary of FREIT), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre Towers paid New York Life Insurance a good faith deposit in the amount of $960,000 and was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey (see Note 5 to FREIT’s condensed consolidated financial statements). Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan.

On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank. The material terms of the modification were: (i) FREIT guarantees $2,350,000 of the outstanding principal balance of the loan; and (ii) the loan’s Debt Service Coverage Ratio (“DSCR”) covenants are reduced to a single test that will be tested semi-annually (commencing with the six-month period ending April 30, 2019) and require a DSCR of 1.2 / 1.0 based on actual debt service. Prior to this modification, the loan’s DSCR covenants were calculated using the greater of the actual debt service or other hypothetical debt service measures, as provided in the loan agreement, that were to be tested quarterly. As previously disclosed in FREIT’s current report on Form 8-K filed with the SEC on January 24, 2019, Station Place had not been in compliance with the loan covenants as of October 31, 2018, and the modification waives all previous non-compliance. If the DSCR should fall below 1.2 / 1.0, Provident Bank, at its discretion, may require a current appraisal of the Station Place property. If the loan balance exceeds 85% loan-to-value (“L-T-V”) based on the appraised value, Station Place may be required to resize the loan to bring the L-T-V into compliance by paying down the outstanding principal balance of the loan, posting a letter of credit, or providing additional collateral to Provident Bank.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of January 31, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

Index	Page 13

Note 8 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2019 and October 31, 2018:

($ in Millions)	January 31, 2019	October 31, 2018

Fair Value	$342.2	$338.3

Carrying Value	$346.2	$347.0

Fair values are estimated based on market interest rates at January 31, 2019 and October 31, 2018 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 9 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of eight (8) properties, excluding the land and building formerly occupied as a Pathmark supermarket in Patchogue, New York, which was sold on February 8, 2019 (see Note 13 to FREIT’s condensed consolidated financial statements). The residential segment is comprised of eight (8) properties.

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018. The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees (“Board”).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the three month periods ended January 31, 2019 and 2018. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2019	2018
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$6,627	$6,303
Residential	8,234	7,793
Total real estate rental revenue	14,861	14,096

Real estate operating expenses:
Commercial	2,831	3,037
Residential	3,495	3,716
Total real estate operating expenses	6,326	6,753

Net operating income:
Commercial	3,796	3,266
Residential	4,739	4,077
Total net operating income	$8,535	$7,343

Recurring capital improvements - residential	$(124)	$(111)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$8,535	$7,343
Deferred rents - straight lining	67	98
Investment income	71	55
Unrealized loss on interest rate cap contract	(154)	—
General and administrative expenses	(608)	(553)
Depreciation	(2,824)	(2,711)
Financing costs	(4,652)	(5,152)
Net income (loss)	435	(920)
Net loss attributable to noncontrolling interests in subsidiaries	24	563
Net income (loss) attributable to common equity	$459	$(357)

Index	Page 14

Note 10 – Income taxes:

FREIT intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2019. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s condensed consolidated financial statements.

There was no ordinary taxable income for the fiscal year ended October 31, 2018 for FREIT to distribute to its shareholders. As described in Note 5 to FREIT’s condensed consolidated financial statements, FREIT completed a like-kind exchange with respect to the sale of the Hammel Gardens property in Maywood, New Jersey property, which was sold on June 12, 2017 resulting in a capital gain of approximately $15.4 million. The tax basis of Station Place in Red Bank, New Jersey, which was the replacement property in the like-kind exchange, was approximately $18.9 million lower than the acquisition cost of approximately $19.6 million recorded for financial reporting purposes. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s condensed consolidated financial statements for the fiscal year ended October 31, 2018.

As of January 31, 2019, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2016 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 11 – Stock option plan:

On September 4, 2014, the Board approved the grant of an aggregate of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan (“the Plan”) to certain FREIT executive officers, the members of the Board and certain employees of Hekemian & Co., Inc., FREIT’s managing agent. The options have an exercise price of $18.45 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be September 3, 2024.

On November 10, 2016, the Board approved the grant of an aggregate of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2016. The options have an exercise price of $21.00 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be November 9, 2026.

On May 3, 2018, the Board approved the grant of an aggregate of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2018. The options have an exercise price of $15.50 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be May 2, 2028.

On April 5, 2018, FREIT shareholders approved an amendment to the Plan reserving an additional 300,000 shares for issuance under the Plan. As of January 31, 2019, 447,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the three-month period ended January 31, 2019:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	305,780	$18.40
Options granted during period	—	—
Options forfeited/cancelled during period	(40)	18.45
Options outstanding end of period	305,740	$18.40
Options vested and expected to vest	299,140
Options exercisable at end of period	200,260

For the three-month periods ended January 31, 2019 and 2018, compensation expense related to stock options granted amounted to approximately $34,000 and $31,000, respectively. At January 31, 2019, there was approximately $194,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

The aggregate intrinsic value of options vested and expected to vest at January 31, 2019 was approximately $11,000. There was no aggregate intrinsic value of options exercisable at January 31, 2019 as the exercise price of the vested options was greater than the market or average share price.

Note 12 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the three-month periods ended January 31, 2019 and 2018 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the three-month periods ended January 31, 2019 and 2018, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $238,200 and $201,000, respectively, which have been paid through the issuance of 15,204 and 13,289 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

Index	Page 15

For the three-month periods ended January 31, 2019 and 2018, FREIT has charged as expense approximately $212,600 and $201,000, respectively, representing deferred Trustee fees and interest, and the balance of approximately $25,600 and $0, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 13 – Subsequent events:

On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million (and is presented as held for sale on the condensed consolidated balance sheet as of January 31, 2019), resulted in a capital gain of approximately $0.8 million (on a GAAP basis) net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated in December 2015.

On February 7, 2019, Donald W. Barney retired and resigned as President, Chief Financial Officer, Treasurer and a Trustee of First Real Estate Investment Trust of New Jersey (the “Trust”). The Board of Trustees appointed Allan Tubin as Chief Financial Officer and Treasurer of the Trust and Robert S. Hekemian, Jr. as President of the Trust.

On March 4, 2019, the Board approved the grant of an aggregate of 5,000 non-qualified share options under the Plan to the Chairman of the Board. The options have an exercise price of $15.00 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be March 3, 2029.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; and risks of real estate development and acquisitions. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

The economic and financial environment: The U.S. economy grew throughout 2018 at an average annualized rate of 3.4%, which is the strongest average annualized growth rate since the third quarter of 2014. Employment remains healthy with an unemployment rate at 4% in January 2019 and real income continues to grow at a solid pace. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect the refinancing of mortgages coming due in the short-term and borrowings for other purposes.

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

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy of approximately 94%. The retail space continues to lease-up and is approximately 84.9% leased and 79.3% occupied as of January 31, 2019. FREIT expects Rotunda’s operations to stabilize in late 2019.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 6 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of January 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.36%.

Index	Page 17

On January 8, 2018, Pierre Towers, LLC (“Pierre”), owned by S And A Commercial Associates Limited Partnership (“S&A”), which is a consolidated subsidiary, refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000, which was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A which can be used for capital expenditures and general corporate purposes.

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

On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank. The material terms of the modification were: (i) FREIT guarantees $2,350,000 of the outstanding principal balance of the loan; and (ii) the loan’s Debt Service Coverage Ratio (“DSCR”) covenants are reduced to a single test that will be tested semi-annually (commencing with the six-month period ending April 30, 2019) and require a DSCR of 1.2 / 1.0 based on actual debt service. Prior to this modification, the loan’s DSCR covenants were calculated using the greater of the actual debt service or other hypothetical debt service measures, as provided in the loan agreement, that were to be tested quarterly. As previously disclosed in FREIT’s current report on Form 8-K filed with the SEC on January 24, 2019, Station Place had not been in compliance with the loan covenants as of October 31, 2018, and the modification waives all previous non-compliance. If the DSCR should fall below 1.2 / 1.0, Provident Bank, at its discretion, may require a current appraisal of the Station Place property. If the loan balance exceeds 85% loan-to-value (“L-T-V”) based on the appraised value, Station Place may be required to resize the loan to bring the L-T-V into compliance by paying down the outstanding principal balance of the loan, posting a letter of credit, or providing additional collateral to Provident Bank.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of January 31, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, have been applied consistently as of January 31, 2019, and for the three months ended January 31, 2019 and 2018. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

Index	Page 18

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

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2019 (“Current Quarter”) increased 5.2% to $14,928,000, compared to $14,194,000 for the three months ended January 31, 2018 (“Prior Year’s Quarter”). The increase in revenue was primarily attributable to an increase in the average occupancy rate at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Quarter was income of $459,000 or $0.07 per share basic and diluted, compared to a loss of $357,000 or ($0.05) per share basic and diluted for the Prior Year’s Quarter. The Current Quarter’s increase in net income was due to the Prior Year’s Quarter being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of $0.8 million) related to the Pierre Towers, LLC loan refinancing. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

Index	Page 19

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,
	2019	2018	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$3,868	$3,384	$484
Residential properties	4,734	4,057	677
Total income from real estate operations	8,602	7,441	1,161

Financing costs:
Fixed rate mortgages	(2,306)	(3,314)	1,008
Floating rate mortgages	(1,890)	(247)	(1,643)
Floating rate - Rotunda construction loan	—	(1,231)	1,231
Credit line	—	(25)	25
Other - Corporate interest	(162)	(185)	23
Mortgage cost amortization	(294)	(150)	(144)
Total financing costs	(4,652)	(5,152)	500

Investment income	71	55	16
Unrealized loss on interest rate cap contract	(154)	—	(154)

General & administrative expenses:
Accounting fees	(147)	(141)	(6)
Legal and professional fees	(18)	(26)	8
Trustees and consultant fees	(264)	(234)	(30)
Stock option expense	(34)	(31)	(3)
Corporate expenses	(145)	(121)	(24)
Total general & administrative expenses	(608)	(553)	(55)

Depreciation	(2,824)	(2,711)	(113)
Net income (loss)	435	(920)	1,355

Net loss attributable to noncontrolling interests in subsidiaries	24	563	(539)

Net income (loss) attributable to common equity	$459	$(357)	$816

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

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Quarter as compared to the Prior Year’s Quarter (see below for definition of NOI):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2019	2018	$	%	2019	2018	$	%	2019	2018
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$5,000	$4,712	$288	6.1%	$8,094	$7,580	$514	6.8%	$13,094	$12,292
Reimbursements	1,623	1,557	66	4.2%	35	19	16	84.2%	1,658	1,576
Other	4	34	(30)	-88.2%	105	194	(89)	-45.9%	109	228
Total revenue	6,627	6,303	324	5.1%	8,234	7,793	441	5.7%	14,861	14,096
Operating expenses	2,831	3,037	(206)	-6.8%	3,495	3,716	(221)	-5.9%	6,326	6,753
Net operating income	$3,796	$3,266	$530	16.2%	$4,739	$4,077	$662	16.2%	8,535	7,343

Average Occupancy %	77.5%	75.6%		1.9%	95.2%	93.1%		2.1%

Reconciliation to condensed consolidated net income (loss)-common equity:
Deferred rents - straight lining	67	98
Investment income	71	55
Unrealized loss on interest rate cap contract	(154)	—
General and administrative expenses	(608)	(553)
Depreciation	(2,824)	(2,711)
Financing costs	(4,652)	(5,152)
Net income (loss)	435	(920)
Net loss attributable to noncontrolling interests in subsidiaries	24	563
Net income (loss) attributable to common equity	$459	$(357)

Index	Page 20

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

COMMERCIAL SEGMENT

The commercial segment contains eight (8) properties, excluding the land and building formerly occupied as a Pathmark supermarket in Patchogue, New York sold on February 8, 2019 (see Note 13 to FREIT’s condensed consolidated financial statements). Seven of these properties are multi-tenanted retail or office centers, and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land.

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Quarter increased by 5.1% and NOI increased by 16.2% as compared to the Prior Year’s Quarter. Average occupancy for all commercial properties increased by 1.9% as compared to the Prior Year’s Quarter. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space from an average annual occupancy 69.4% in the Prior Year’s Quarter to 79.3% in the Current Quarter.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s commercial properties are considered same properties in the Current Quarter, refer to the preceding paragraph for discussion of changes in same property results.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	6	14,741	$28.96	$29.22	-0.9%	$1.12	$0.75

Non-comparable leases	1	1,130	$27.83	N/A	N/A	$—	$1.39

Total leasing activity	7	15,871

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	5	5,550	$25.99	$22.75	14.2%	$2.08	$0.81

Non-comparable leases	2	4,350	$25.56	N/A	N/A	$4.84	$1.15

Total leasing activity	7	9,900

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

In October 2018, Sears and certain of its subsidiaries, including Kmart Corporation, filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. While Sears has elected to close numerous stores, as of the date of this report, Sears continues to pay rent and the Kmart store at the Westwood Plaza Shopping Center in Westwood, New Jersey remains open for business. In the event that the Kmart lease is rejected in the course of Sears’ bankruptcy proceedings, FREIT’s operating results would be adversely impacted.

In March 2018, iHeartMedia Inc. along with its affiliates, including iHeartMedia+Entertainment (formerly known as Clear Channel Broadcasting Inc.), filed jointly for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. As of the date of this report, the lease for iHeartMedia+Entertainment at the Rotunda property in Baltimore, Maryland was assumed by the bankrupt entity, which continues to pay rent and remains open for business.

Index	Page 21

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,437 apartment units. On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as the replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017, which completed the like-kind exchange pursuant to Section 1031 of the Internal Revenue Code (See Note 5 to FREIT’s condensed consolidated financials for further details).

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Quarter increased by 5.7% and NOI for the Current Quarter increased by 16.2%, as compared to the Prior Year’s Quarter. Average occupancy for all residential properties for the Current Quarter increased approximately 2.1% over the Prior Year’s Quarter. The increase in revenue and NOI for the Current Quarter was primarily driven by an increase in the average annual occupancy at the Icon (the residential portion of the Rotunda property in Baltimore, Maryland) to 95.3% in the Current Quarter as compared to 86.1% in the Prior Year’s Quarter. Also contributing to the increase in NOI for the Current Quarter was the timing of real estate tax credits earned in the Current Quarter as compared to the prior year (tax refund and credit was not received in the prior year until the second quarter of fiscal 2018).

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Station Place property is not included as same property, since it is a newly acquired property that had been in operation for less than a year in fiscal 2018. For the Current Quarter, same property revenue and NOI increased by 4.5% and 16.3%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for same properties increased approximately 2.4% over the Prior Year’s Quarter. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, (excluding from both periods presented for comparability purposes, the Station Place property which was a newly acquired property that had been in operation for less than a year in fiscal 2018 and the Icon which reached a stabilized occupancy rate in the third quarter of the prior year), at the end of the Current Quarter and the Prior Year’s Quarter were $1,921 and $1,876, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $234,000 and $224,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves. In April 2018, Pierre Towers, LLC (“Pierre”), a consolidated subsidiary, entered into an agreement with Public Service Electric & Gas Company (“PSE&G”), whereby PSE&G funded a project to make certain upgrades at the Pierre property located in Hackensack, New Jersey, which included boiler replacement, lighting replacement of interior and exterior fixtures and minor lighting controls in apartment lighting. PSE&G funded 100% of this project at a total cost of $927,000 and the project was completed in December 2018. Per the reimbursement agreement, Pierre Towers, LLC will reimburse PSE&G for approximately $316,000 of this cost on a monthly basis over a five-year term with no interest.

FINANCING COSTS

	Three Months Ended January 31,
	2019	2018
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$2,306	$3,222
New	—	92
Variable rate mortgages:
1st Mortgages
Existing	1,890	247
Construction loan-Rotunda	—	1,231
Credit line	—	25
Other	162	185
Total financing costs, gross	4,358	5,002
Amortization of mortgage costs	294	150
Total financing costs	$4,652	$5,152

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Index	Page 22

Total financing costs for the Current Quarter decreased by approximately $500,000 or 9.7% as compared to the Prior Year’s Quarter, which was primarily driven by a decrease of approximately $1 million in interest expense on the Pierre Towers, LLC loan resulting from a $1.2 million loan prepayment cost paid in the prior year related to the refinancing of the loan on the Pierre property offset by an increase of approximately $0.4 million in interest expense on the Grande Rotunda, LLC loan resulting from the refinancing of the loan on the Rotunda property in February 2018. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Quarter was $608,000 compared to $553,000 for the Prior Year’s Quarter. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $2,824,000 compared to $2,711,000 for the Prior Year’s Quarter. The increase in depreciation was primarily attributable to additional tenant improvements at the Rotunda property being placed into service as the property continues to lease-up.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.6 million for the Current Quarter compared to $1.5 million for the Prior Year’s Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of January 31, 2019, FREIT had cash, cash equivalents and restricted cash totaling $28.5 million, compared to $26.4 million at October 31, 2018. The increase in cash for the Current Quarter is primarily attributable to $4.6 million in net cash provided by operating activities offset by $1.7 million in net cash used in financing activities and $0.8 million in net cash used in investing activities including capital expenditures.

On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million (and is presented as held for sale on the condensed consolidated balance sheet as of January 31, 2019), resulted in a capital gain of approximately $0.8 million (on a GAAP basis) net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated in December 2015.

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

On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as a replacement property for the Hammel Gardens property that FREIT sold on June 12, 2017 to complete the like-kind exchange transaction under Section 1031 of the Internal Revenue Code. Station Place is part of FREIT’s residential segment. The acquisition cost was $19,550,000 (inclusive of approximately $550,000 of transaction costs capitalized as part of the asset acquisition), which was funded in part with $7 million in net proceeds from the sale of the Hammel Gardens property, and the remaining balance of $12,350,000 (inclusive of the transaction costs) was funded by Station Place on Monmouth, LLC through long-term financing for this property from Provident Bank. (See Note 5 to FREIT’s condensed consolidated financial statements.)

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

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2019 and October 31, 2018, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.5 million and $5.4 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Index	Page 23

On April 22, 2016, Damascus Centre, LLC was able to take-down a second tranche of its loan held with People’s United Bank in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 was held in escrow. In July 2018, these funds totaling $1,850,000 were released from escrow by the bank and became readily available to Damascus, Centre LLC.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of January 31, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

As at January 31, 2019, FREIT’s aggregate outstanding mortgage debt was $349.4 million, which bears a weighted average interest rate of 4.49% and an average life of approximately 4 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2019	2021	2022	2023	2024	2025	2026	2028
($ in millions)
Mortgage "Balloon" Payments	$39.5 (A)	$137.6 (B)	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9

(A) Excludes Patchogue balloon payment of $5.2 million as the property was sold on February 8, 2019 and the related mortgage was paid off with the proceeds from the sale. (See Note 13 to FREIT's condensed consolidated financial statements.) The remaining balance represents two loans aggregating approximately $39.5 million which are extendable for a period of one (1) year.
(B) Includes Rotunda loan in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at January 31, 2019 and October 31, 2018:

($ in Millions)	January 31, 2019	October 31, 2018

Fair Value	$342.2	$338.3

Carrying Value	$346.2	$347.0

Fair values are estimated based on market interest rates at January 31, 2019 and October 31, 2018 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2019, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $8.5 million, and a 1% decrease would increase the fair value by $9 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 6 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of January 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.36%.

Index	Page 24

On January 8, 2018, Pierre Towers, LLC (“Pierre”), owned by S And A Commercial Associates Limited Partnership (“S&A”), which is a consolidated subsidiary, refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000, which was reimbursed by New York Life when the loan was closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A which can be used for capital expenditures and general corporate purposes.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank to modify the loan’s DSCR covenants. See Note 7 to the condensed consolidated financial statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview” above.

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

FREIT has variable interest rate mortgages securing its Damascus Centre, Regency, Preakness Shopping Center and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($19,782,000 at January 31, 2019) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,839,000 at January 31, 2019) for the Regency swap, a notional amount of approximately $25,800,000 ($24,318,000 at January 31, 2019) for the Preakness Shopping Center swap and a notional amount of approximately $12,350,000 ($12,350,000 at January 31, 2019) for the Station Place swap.

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

FREIT has a variable interest rate loan securing its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at January 31, 2019) and a term of two years with the loan being hedged against having a balance of approximately $118,520,000 and a term of three years.

Current GAAP requires FREIT to mark-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps are accounted for as effective cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s income statement; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the balance sheet. The interest rate cap is, for accounting purposes, deemed to be accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

Index	Page 25

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2019, the interest rate cap contract for the Rotunda property and the swap contracts for the Damascus Centre and Preakness Shopping Center properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized gains of approximately $1,569,000 for the Preakness Shopping Center swap, $502,000 for the Damascus Centre swaps and $5,000 for the Rotunda cap, all of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at January 31, 2019. At January 31, 2019, the swap contracts for the Regency and Station Place were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized losses of approximately $86,000 for the Regency swap and $74,000 for the Station Place swap, all of which have been included as a liability in FREIT’s condensed consolidated balance sheet as at January 31, 2019.

The change in the fair value for the interest rate swap contracts (gain or loss) during such period has been included in comprehensive income and for the three months ended January 31, 2019, FREIT recorded an unrealized loss of $2,364,000 in comprehensive income. The change in the fair value of the Rotunda interest rate cap contract (gain or loss) during such period has been included in the condensed consolidated statement of income and for the three months ended January 31, 2019, FREIT recorded an unrealized loss of approximately $154,000. For the three months ended January 31, 2018, FREIT recorded an unrealized gain of $1,631,000 in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2018, FREIT recorded an unrealized gain of $3,113,000 in comprehensive income representing the change in fair value of the swaps during such period with a corresponding asset of approximately $2,452,000 for the Preakness Shopping Center swap $955,000 for the Damascus Center swaps, $408,000 for the Regency swap and $460,000 for the Station Place swap as of October 31, 2018. For the year ended October 31, 2018, FREIT recorded an unrealized gain of $72,000 in the condensed consolidated statement of income representing the change in the fair value of the Rotunda interest rate cap contract during such period with a corresponding asset of approximately $159,000 as of October 31, 2018.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: After careful consideration of FREIT’s projected operating results and cash needs, the Board of Trustees declared a first quarter dividend of $0.05 per share. Additionally, the Board of Trustees declared a one-time special dividend in connection with and in anticipation of the closing of the sale of the Patchogue property of $0.10 per share. The total dividend of $0.15 per share will be paid on March 15, 2019 to shareholders of record on March 1, 2019. The Board will continue to evaluate the dividend on a quarterly basis.

STOCK OPTION PLAN

On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan reserving an additional 300,000 shares for issuance under the Plan. As of October 31, 2018, 447,060 shares are available for issuance under the Plan after giving effect to the amendment.

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

Index	Page 26

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FREIT does not include sources or distributions from equity/debt sources in its computation of FFO. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of its decision making process. These adjustments to GAAP net income are straight-line rents and recurring capital improvements on FREIT’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is a superior measure of its operating performance. FREIT computes FFO and AFFO as follows:

	For the Three Months Ended January 31,
	2019	2018
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$435	$(920)
Depreciation of consolidated properties	2,824	2,711
Amortization of deferred leasing costs	127	145
Distributions to minority interests	(294)	(60	)(b)
FFO	$3,092	$1,876

Per Share - Basic and Diluted	$0.45	$0.27

(a) As prescribed by NAREIT.
(b) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $6 million related to the refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership which is a consolidated subsidiary. See Note 7 to the condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$3,092	$1,876
Deferred rents (Straight lining)	(67)	(98)
Capital Improvements - Apartments	(124)	(111)
AFFO	$2,901	$1,667

Per Share - Basic and Diluted	$0.42	$0.24

Weighted Average Shares Outstanding:
Basic and Diluted	6,915	6,862

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

Index	Page 27

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Commercial Segment”, “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2019. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2018, that was filed with the Securities and Exchange Commission on January 11, 2019.

Index	Page 28

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2019, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 11, 2019
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)