Form 10-Q
period 2019-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2019-06-07
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2019

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

201-488-6400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest, without par value	FREVS	OTC Pink Market

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

Yes ☐  No ☒

As of June 7, 2019, the number of shares of beneficial interest outstanding was 6,784,978.

Index

FIRST REAL ESTATE
INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2019	2018
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$334,425	$344,532
Construction in progress	278	159
Cash and cash equivalents	25,291	21,747
Tenants’ security accounts	2,236	2,212
Receivables arising from straight-lining of rents	4,151	3,964
Accounts receivable, net of allowance for doubtful accounts of $256 and $276 as of April 30, 2019 and October 31, 2018, respectively	1,784	2,298
Secured loans receivable	4,000	4,000
Prepaid expenses and other assets	5,544	6,034
Deferred charges, net	2,653	2,693
Interest rate cap and swap contracts	1,571	4,434
Total Assets	$381,933	$392,073

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$343,126	$350,504
Less unamortized debt issuance costs	2,951	3,498
Mortgages payable, net	340,175	347,006

Due to affiliate	5,560	5,417
Deferred trustee compensation payable	7,610	8,457
Accounts payable and accrued expenses	2,301	1,910
Dividends payable	848	338
Tenants’ security deposits	3,344	3,232
Deferred revenue	1,166	1,369
Interest rate swap contracts	481	-
Total Liabilities	361,485	367,729

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value: 8,000,000 shares authorized; 6,993,152 shares issued plus 164,727 and 157,395 vested share units granted to Trustees at April 30, 2019 and October 31, 2018, respectively	28,331	28,288
Treasury stock, at cost: 208,174 and 235,536 shares at April 30, 2019 and October 31, 2018, respectively	(4,367)	(4,941)
Dividends in excess of net income	(5,038)	(4,376)
Accumulated other comprehensive income	246	2,517
Total Common Equity	19,172	21,488
Noncontrolling interests in subsidiaries	1,276	2,856
Total Equity	20,448	24,344
Total Liabilities and Equity	$381,933	$392,073

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX AND THREE MONTHS ENDED APRIL 30, 2019 AND 2018
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$26,486	$25,171	$13,325	$12,781
Reimbursements	2,995	2,987	1,337	1,411
Sundry income	233	361	124	133
Total revenue	29,714	28,519	14,786	14,325

Expenses:
Operating expenses	8,438	8,350	4,571	4,208
Management fees	1,285	1,260	648	649
Real estate taxes	4,801	3,450	2,371	897
Depreciation	5,607	5,512	2,783	2,801
Total expenses	20,131	18,572	10,373	8,555

Operating income	9,583	9,947	4,413	5,770

Investment income	184	112	113	57
Unrealized (loss) gain on interest rate cap contract	(159)	19	(5)	19
Gain on sale of property	836	-	836	-
Interest expense including amortization of deferred financing costs	(9,179)	(9,571)	(4,527)	(4,419)
Net income	1,265	507	830	1,427

Net (income) loss attributable to noncontrolling interests in subsidiaries	(20)	251	(44)	(312)

Net income attributable to common equity	$1,245	$758	$786	$1,115

Earnings per share - basic and diluted	$0.18	$0.11	$0.11	$0.16

Weighted average shares outstanding:
Basic and Diluted	6,923	6,869	6,932	6,876

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
SIX AND THREE MONTHS ENDED APRIL 30, 2019 AND 2018
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$1,265	$507	$830	$1,427

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap contracts before reclassifications	(2,996)	2,413	(720)	866
Amount reclassified from accumulated other comprehensive income to interest expense	(189)	125	(101)	41
Net unrealized (loss) gain on interest rate swap contracts	(3,185)	2,538	(821)	907
Comprehensive (loss) income	(1,920)	3,045	9	2,334

Net (income) loss attributable to noncontrolling interests	(20)	251	(44)	(312)
Other comprehensive loss:
Unrealized loss (gain) on interest rate swap contracts attributable to noncontrolling interests	914	(775)	248	(242)
Comprehensive loss (income) attributable to noncontrolling interests	894	(524)	204	(554)

Comprehensive (loss) income attributable to common equity	$(1,026)	$2,521	$213	$1,780

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX AND THREE MONTHS ENDED APRIL 30, 2019
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2018	$28,288	$(4,941)	$(4,376)	$2,517	$21,488	$2,856	$24,344

Stock based compensation expense	34				34		34

Vested share units granted to Trustees and consultant	254				254		254

Vested share units issued to consultant*	(20)	20			-		-

Distributions to noncontrolling interests					-	(294)	(294)

Net income (loss)			459		459	(24)	435

Dividends declared, including $26 payable in share units ($0.15 per share)			(1,040)		(1,040)		(1,040)

Net unrealized loss on interest rate swaps				(1,698)	(1,698)	(666)	(2,364)

Balance at January 31, 2019	28,556	(4,921)	(4,957)	819	19,497	1,872	21,369

Stock based compensation expense	35				35		35

Vested share units granted to Trustees and consultant	294				294		294

Vested share units issued to consultant and retired Trustees*	(554)	554			-		-

Distributions to noncontrolling interests					-	(392)	(392)

Net income			786		786	44	830

Dividends declared, including $20 payable in share units ($0.125 per share)			(867)		(867)		(867)

Net unrealized loss on interest rate swaps				(573)	(573)	(248)	(821)

Balance at April 30, 2019	$28,331	$(4,367)	$(5,038)	$246	$19,172	$1,276	$20,448

* Represents the issuance of treasury shares to consultant and retired Trustees for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX AND THREE MONTHS ENDED APRIL 30, 2018
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2017	$27,651	$(5,273)	$(4,824)	$284	$17,838	$10,752	$28,590

Stock based compensation expense	31				31		31

Vested share units granted to Trustees	201				201		201

Distributions to noncontrolling interests					-	(6,084)	(6,084)

Net loss			(357)		(357)	(563)	(920)

Net unrealized gain on interest rate swaps				1,098	1,098	533	1,631

Balance at January 31, 2018	27,883	(5,273)	(5,181)	1,382	18,811	4,638	23,449

Stock based compensation expense	30				30		30

Vested share units granted to Trustees and consultant	233				233		233

Vested share units issued to retired Trustee*	(296)	296			-		-

Distributions to noncontrolling interests					-	(281)	(281)

Net income			1,115		1,115	312	1,427

Dividends declared, including $7 payable in share units ($0.05 per share)			(344)		(344)		(344)

Net unrealized gain on interest rate swaps				665	665	242	907

Balance at April 30, 2018	$27,850	$(4,977)	$(4,410)	$2,047	$20,510	$4,911	$25,421

* Represents the issuance of treasury shares to consultant for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2019 AND 2018
(Unaudited)

	Six Months Ended
	April 30,
	2019	2018
	(In Thousands of Dollars)
Operating activities:
Net income	$1,265	$507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,607	5,512
Amortization	851	766
Unrealized loss (gain) on interest rate cap contract	159	(19)
Stock based compensation expense	69	61
Trustee fees, consultant fee and related interest paid in stock units	502	427
Gain on sale of property	(836)	-
Deferred rents - straight line rent	(187)	(173)
Bad debt expense	68	170
Changes in operating assets and liabilities:
Tenants’ security accounts	112	158
Accounts receivable, prepaid expenses and other assets	1,421	695
Accounts payable, accrued expenses and deferred trustee compensation	(744)	(1,165)
Deferred revenue	(203)	(208)
Net cash provided by operating activities	8,084	6,731
Investing activities:
Capital improvements - existing properties	(1,543)	(3,186)
Proceeds from sale of commercial property, net	7,060	-
Acquisition of Station Place	-	(19,542)
Net cash provided by (used in) investing activities	5,517	(22,728)
Financing activities:
Repayment of mortgages and construction loan	(7,378)	(146,561)
Proceeds from mortgage loan refinancings	-	166,520
Proceeds from acquisition mortgage loan	-	12,350
Repayment of credit line	-	(3,121)
Interest rate cap contract cost	-	(89)
Deferred financing costs	(56)	(2,670)
Dividends paid	(1,351)	-
Due to affiliate	143	112
Distributions to noncontrolling interests	(686)	(6,365)
Net cash (used in) provided by financing activities	(9,328)	20,176
Net increase in cash, cash equivalents and restricted cash	4,273	4,179
Cash, cash equivalents and restricted cash, beginning of period	26,394	21,838
Cash, cash equivalents and restricted cash, end of period	$30,667	$26,017

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$8,175	$8,770

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$155	$285

Financing activities:
Dividends declared but not paid	$848	$337
Dividends paid in share units	$46	$7

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:

Cash and cash equivalents	$25,291	$18,902
Tenants’ security accounts	2,236	2,161
Mortgage escrows	3,140	4,954
Total cash, cash equivalents and restricted cash	$30,667	$26,017

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

The consolidated results of operations for the six and three-month periods ended April 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2018 of First Real Estate Investment Trust of New Jersey (“FREIT” or the “Company”).

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326)”, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

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

Index

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging (“ASC 815”)” which amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 requires subsequent changes in fair value of a hedging instrument that has been designated and qualifies as a cash flow hedge to be recognized as a component of “other comprehensive income (loss).” ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This essentially made the requirements effective for the Company’s first quarter 2019 filing. FREIT has adopted this guidance in the first quarter of Fiscal 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 13 to FREIT’s condensed consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the six and three months ended April 30, 2019 and 2018, the outstanding stock options were anti-dilutive with no impact on earnings per share.

Note 4 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At April 30, 2019, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. At April 30, 2019, the derivative financial instrument has a notional amount of $121.9 million and a maturity date of March 5, 2020.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At April 30, 2019, the total amount outstanding on this loan was $12,350,000. In order to minimize interest rate volatility during the term of this loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At April 30, 2019, the derivative financial instrument has a notional amount of $12,350,000 and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At April 30, 2019, the total amount outstanding on this loan was approximately $24.1 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At April 30, 2019, the derivative financial instrument has a notional amount of approximately $24.1 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank

Index

as of April 30, 2019 was approximately $19.6 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At April 30, 2019, the derivative financial instrument has a notional amount of approximately $19.7 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At April 30, 2019, the total amount outstanding on this loan was approximately $15.8 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At April 30, 2019, the derivative financial instrument has a notional amount of approximately $15.8 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, Wayne PSC, LLC and Station Place on Monmouth, LLC interest rate swaps as effective cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the six months ended April 30, 2019, FREIT recorded an unrealized loss of approximately $3,185,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $329,000 for the Damascus Centre swaps and $1,241,000 for the Wayne PSC swap and a corresponding liability of approximately $244,000 for the Regency swap and $237,000 for the Station Place on Monmouth swap as of April 30, 2019. For the six months ended April 30, 2018, FREIT recorded an unrealized gain of approximately $2,538,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the three months ended April 30, 2019 and 2018, FREIT recorded an unrealized loss of approximately $821,000 and unrealized gain of approximately $907,000, respectively, in comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the year ended October 31, 2018, FREIT recorded an unrealized gain of approximately $3,113,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $955,000 for the Damascus Centre swaps, $2,452,000 for the Wayne PSC swap, $408,000 for the Regency swap and $460,000 for the Station Place on Monmouth swap as of October 31, 2018.

The Grande Rotunda, LLC interest rate cap is, for accounting purposes, deemed to be accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. For the six months ended April 30, 2019, FREIT recorded an unrealized loss in the condensed consolidated statement of income of approximately $159,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $1,000 as of April 30, 2019. For the three months ended April 30, 2019, FREIT recorded an unrealized loss in the condensed consolidated statement income of approximately $5,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period. For the six and three months ended April 30, 2018, FREIT recorded an unrealized gain in the condensed consolidated statement of income of approximately $19,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such periods.

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

Note 6 – Property disposition:

On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. FREIT distributed and paid approximately $676,000 of this gain by way of a one-time special dividend in connection with

Index

and in anticipation of the closing of the sale of the Patchogue property of $0.10 per share. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated in December 2015.

As the disposal of this property did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the property’s operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,255,000 and $1,194,000 for the six months ended April 30, 2019 and 2018, respectively, and approximately $636,000 and $619,000 for the three months ended April 30, 2019 and 2018, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $311,000 and $270,000 for the six months ended April 30, 2019 and 2018, respectively, and $178,000 and $130,000 for the three months ended April 30, 2019 and 2018, respectively. The management agreement expires on October 31, 2019, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal. The Trust did not give notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $48,000 and $49,000 for the six months ended April 30, 2019 and 2018, respectively, and $20,000 and $17,000 for the three months ended April 30, 2019 and 2018, respectively.

From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during the six months ended April 30, 2019 and 2018 were approximately $131,250 and $1,195,000, respectively, and $131,250 and $432,500 for the three months ended April 30, 2019 and 2018, respectively. Fees incurred during Fiscal 2019 related to commissions to Hekemian for the sale of the Patchogue property. Fees incurred during Fiscal 2018 related to commissions to Hekemian for the following: $522,500 for the purchase of the Station Place property; $400,000 for the refinancing of the Grande Rotunda, LLC loan; $240,000 for the refinancing of the Pierre Towers, LLC loan; $32,500 for the renewal of FREIT’s line of credit.

In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. As part of this agreement, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda redevelopment project. Grande Rotunda, LLC paid $500,000 of this fee to Resources in Fiscal 2013 and the balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of this project. A final certificate of occupancy was issued in Fiscal 2016; however, Resources agreed to defer the payment of the $900,000 balance of this fee. Grande Rotunda, LLC paid the $900,000 portion of this fee to Resources in February 2018 in connection with the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation. Additionally, Grande Rotunda, LLC paid Resources the amount of approximately $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof.

Robert S. Hekemian, the Chairman of the Board and Chief Executive Officer of Hekemian, is the former Chairman and Chief Executive Officer of FREIT. Mr. Hekemian retired as Chairman and Chief Executive Officer of FREIT effective upon the conclusion of FREIT’s 2018 Annual Meeting of Shareholders held on April 5, 2018 (the “2018 Annual Meeting”). Robert S. Hekemian, Jr., the President of Hekemian, is a Trustee of FREIT, and succeeded Robert S. Hekemian as Chief Executive Officer of FREIT effective upon the conclusion of the 2018 Annual Meeting. David Hekemian, a Principal of Hekemian, was elected as a Trustee of FREIT at the 2018 Annual Meeting. On February 7, 2019, Donald W. Barney retired and resigned as President, Chief Financial Officer, Treasurer and a Trustee of FREIT. The Board of Trustees appointed Allan Tubin, the Chief Financial Officer of Hekemian, as the Chief Financial Officer and Treasurer of the Trust and Robert S. Hekemian, Jr. as President of the Trust. As a result, Robert S. Hekemian, Jr. holds the offices of both Chief Executive Officer and President of FREIT.

Trustee fee expense (including interest) incurred by FREIT for the six months ended April 30, 2019 and 2018 was approximately $114,000 and $255,000, respectively, for Robert S. Hekemian, $194,000 and $41,000, respectively, for Robert S. Hekemian, Jr., $7,000 and $0, respectively, for Allan Tubin and $28,000 and $2,000, respectively, for David Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three months ended April 30, 2019 and 2018 was approximately $54,000 and $119,000, respectively, for Robert S. Hekemian, $99,000 and $27,000, respectively, for Robert S. Hekemian, Jr., $7,000 and $0, respectively, for Allan Tubin and $16,000 and $2,000, respectively, for David Hekemian (See Note 13 to FREIT’s condensed consolidated financial statements).

Index

Pursuant to the terms of a Consulting Agreement between Robert S. Hekemian and the Trust, Mr. Hekemian will continue to serve the Trust in a consulting capacity effective April 5, 2018. The Consulting Agreement has a term of four years and obliges Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT will pay Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which shall be payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee will be determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee is payable. For the six months ended April 30, 2019 and 2018, consulting fee expense for Robert S. Hekemian was approximately $30,000 and $4,200, respectively. For the three months ended April 30, 2019 and 2018, consulting fee expense for Robert S. Hekemian was approximately $15,000 and $4,200, respectively.

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

In the fourth quarter of Fiscal 2018, the Damascus 100 members repaid their secured notes outstanding in full for a total payment of $1,870,000, which was composed of principal in the amount of $1,451,000 and accrued interest in the amount of approximately $419,000. As of April 30, 2019, and October 31, 2018, only the principal and accrued interest on the secured notes receivable with Rotunda 100 members was outstanding. As such, the aggregate outstanding principal balance of the notes was $4,000,000 at both April 30, 2019 and October 31, 2018. The accrued but unpaid interest related to these notes as of April 30, 2019 and October 31, 2018 amounted to approximately $958,000 and $862,000, respectively, and is included in accounts receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of April 30, 2019 and October 31, 2018, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.6 million and $5.4 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 8 – Mortgage financings and line of credit:

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, will require monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of April 30, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.33%.

Index

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

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of April 30, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2019 and October 31, 2018:

($ in Millions)	April 30, 2019	October 31, 2018

Fair Value	$337.1	$338.3

Carrying Value	$340.2	$347.0

Fair values are estimated based on market interest rates at April 30, 2019 and October 31, 2018 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 10 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of eight (8) properties, excluding the land and building formerly occupied as a Pathmark supermarket in Patchogue, New York, which was sold on February 8, 2019 (see Note 6 to FREIT’s condensed consolidated financial statements). The residential segment is comprised of eight (8) properties.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the six and three-month periods ended April 30, 2019 and 2018. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$13,079	$12,566	$6,452	$6,263
Residential	16,448	15,780	8,214	7,987
Total real estate rental revenue	29,527	28,346	14,666	14,250

Real estate operating expenses:
Commercial	5,651	6,001	2,820	2,964
Residential	6,896	5,867	3,401	2,151
Total real estate operating expenses	12,547	11,868	6,221	5,115

Net operating income:
Commercial	7,428	6,565	3,632	3,299
Residential	9,552	9,913	4,813	5,836
Total net operating income	$16,980	$16,478	$8,445	$9,135

Recurring capital improvements - residential	$(285)	$(238)	$(161)	$(127)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$16,980	$16,478	$8,445	$9,135
Gain on sale of property	836	-	836	-
Deferred rents - straight lining	187	173	120	75
Investment income	184	112	113	57
Unrealized (loss) gain on interest rate cap contract	(159)	19	(5)	19
General and administrative expenses	(1,977)	(1,192)	(1,369)	(639)
Depreciation	(5,607)	(5,512)	(2,783)	(2,801)
Financing costs	(9,179)	(9,571)	(4,527)	(4,419)
Net income	1,265	507	830	1,427
Net (income) loss attributable to noncontrolling interests in subsidiaries	(20)	251	(44)	(312)
Net income attributable to common equity	$1,245	$758	$786	$1,115

Note 11 – Income taxes:

FREIT intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2019. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s condensed consolidated financial statements.

There was no ordinary taxable income for the fiscal year ended October 31, 2018 for FREIT to distribute to its shareholders. As described in Note 5 to FREIT’s condensed consolidated financial statements, FREIT completed a like-kind exchange with respect to the sale of the Hammel Gardens property in Maywood, New Jersey, which was sold on June 12, 2017 resulting in a capital gain of approximately $15.4 million. The tax basis of Station Place in Red Bank, New Jersey, which was the replacement property in the like-kind exchange, was approximately $18.9 million lower than the acquisition cost of approximately $19.6 million recorded for financial reporting purposes. Accordingly, no provision for federal or state income taxes related to such gain was recorded in FREIT’s condensed consolidated financial statements for the fiscal year ended October 31, 2018.

As of April 30, 2019, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2015 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 12 – Stock option plan:

On September 4, 2014, the Board approved the grant of an aggregate of 246,000 non-qualified share options under FREIT’s Equity Incentive Plan (“the Plan”) to certain FREIT executive officers, the members of the Board and certain employees of Hekemian &

Index

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

On April 5, 2018, FREIT shareholders approved an amendment to the Plan reserving an additional 300,000 shares for issuance under the Plan. As of April 30, 2019, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the six-month period ended April 30, 2019:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	305,780	$18.40
Options granted during period	5,000	15.00
Options forfeited/cancelled during period	(40)	18.45
Options outstanding end of period	310,740	$18.35
Options vested and expected to vest	303,990
Options exercisable at end of period	211,260

The estimated fair value of options granted during Fiscal 2019 was $2.43 per option. Such value was estimated on the grant date using a binomial lattice option pricing model using the following assumptions:

•	Expected volatility – 27.69%
•	Risk-free interest rate – 2.72%
•	Imputed option life – 6.3 years
•	Expected dividend yield – 3.82%

The expected volatility over the options’ expected life was based on the historical volatility of the weekly closing price of the Company’s stock over a five (5) year period. The risk-free interest rate was based on the annual yield on the grant date of a zero-coupon U.S. Treasury Bond, the maturity of which equals the option’s expected life. The imputed option life was based on the simplified expected term calculation permitted by the SEC, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The expected dividend yield was based on the Company’s historical dividend yield, exclusive of capital gain dividends. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

For the six-month periods ended April 30, 2019 and 2018, compensation expense related to stock options granted amounted to approximately $69,000 and $61,000, respectively. For the three-month periods ended April 30, 2019 and 2018, compensation expense related to stock options granted amounted to approximately $35,000 and $30,000, respectively. At April 30, 2019, there was approximately $172,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

The aggregate intrinsic value of options vested and expected to vest at April 30, 2019 was approximately $55,000. There was no aggregate intrinsic value of options exercisable at April 30, 2019 as the exercise price of the vested options was greater than the market or average share price.

Note 13 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the six and three-month periods ended April 30, 2019

Index

were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. All fees payable to Trustees for the six and three-month periods ended April 30, 2018 were deferred under the Deferred Fee Plan except for fees payable to three Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the six-month periods ended April 30, 2019 and 2018, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $517,300 and $430,000, respectively, which have been paid through the issuance of 32,753 and 28,118 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the six-month periods ended April 30, 2019 and 2018, FREIT has charged as expense approximately $471,200 and $423,300, respectively, representing deferred Trustee fees and interest, and the balance of approximately $46,100 and $6,700, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

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

The economic and financial environment: The U.S. economy grew an average annualized rate of 3.2% in the first quarter of 2019. Employment remains healthy with an unemployment rate at 3.6% in March 2019, which is the lowest rate since December 1969. Real income continues to grow at a solid pace. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect the refinancing of mortgages coming due in the short-term and borrowings for other purposes.

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

Special Committee Formation: On March 28, 2019, FREIT announced that its Board of Trustees (the “Board”) established a Special Committee of the Board (the “Special Committee”) to explore strategic alternatives focusing on maximizing shareholder value. The Special Committee is comprised solely of independent Trustees and is charged with exploring potential strategic transactions involving FREIT, including, without limitation, a potential sale of FREIT, a business combination involving FREIT or other alternatives for maximizing shareholder value, and determining whether a potential strategic transaction is in the best interests of FREIT and its shareholders. The members of the Special Committee are Ronald J. Artinian, Richard J. Aslanian, David F. McBride and Justin F. Meng. The Special Committee has engaged HFF Securities L.P. as the Special Committee’s financial advisor, and the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP as legal counsel to the Special Committee. There can be no assurance that the Special Committee’s exploration of potential strategic transactions will result in any transaction being consummated. FREIT does not intend to discuss or disclose any developments with respect to the Special Committee’s functions or activity, unless and until otherwise determined that further disclosure is appropriate or required by regulation or law. There is no formal timetable for the Special Committee’s completion of its exploration of potential strategic transactions.

Index

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy of approximately 94%. The retail space continues to lease-up and is approximately 84.6% leased and 82.1% occupied as of April 30, 2019. FREIT expects Rotunda’s operations to stabilize in late 2019.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of April 30, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.33%.

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, will require monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020.

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

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount

Index

outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of April 30, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, have been applied consistently as of April 30, 2019, and for the six and three months ended April 30, 2019 and 2018. We believe that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

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

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2019 (“Current Six Months”) increased 4.2% to $29,714,000, compared to $28,519,000 for the six months ended April 30, 2018 (“Prior Year’s Six Months”). For the three months ended April 30, 2019 (“Current Quarter”), real estate revenue increased 3.2% to $14,786,000, compared to $14,325,000 for the three months ended April 30, 2018 (“Prior Year’s Quarter”). The increase in revenue was primarily attributable to an increase in the average occupancy rate at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property.

Net income attributable to common equity (“net income-common equity”) for the Current Six Months and Current Quarter was $1,245,000 ($0.18 per share basic and diluted) and $786,000 ($0.11 per share basic and diluted), compared to $758,000 ($0.11 per share basic and diluted) and $1,115,000 ($0.16 per share basic and diluted) for the Prior Year’s comparable periods, respectively.

Adjusted net income for the Current Six Months and Current Quarter was $429,000 ($0.06 per share basic and diluted) and relatively flat ($0 per share basic and diluted), compared to $507,000 ($0.07 per share basic and diluted) and $1,427,000 ($0.21 per share basic and diluted) for the Prior Year’s comparable periods, respectively. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain related to the sale of the property in Patchogue, New York in Fiscal 2019. The decrease in adjusted net income for the Current Six Months was primarily driven by the following: real estate tax credits and refunds related to the Icon at the Rotunda property in the amount of approximately $1.1 million received in the Prior Year’s Six Months related to Fiscal 2017 (with a consolidated impact to FREIT of approximately $0.7 million); special committee expenses

Index

in the amount of approximately $0.6 million related to advisory and legal fees incurred; interest expense increase on the loan on the Rotunda property in the amount of approximately $0.5 million resulting from an increase in interest rates; offset by an increase in revenue of approximately $1.2 million as explained above and the Prior Year’s Six Months being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of $0.8 million) related to the Pierre Towers, LLC loan refinancing. The decrease in adjusted net income for the Current Quarter was primarily driven by the following: real estate tax credits and refunds related to the Icon at the Rotunda property in the amount of approximately $1.1 million received in the Prior Year’s Quarter related to Fiscal 2017 (with a consolidated impact to FREIT of approximately $0.7 million); special committee expenses in the amount of approximately $0.6 million related to advisory and legal fees incurred; interest expense increase on the loan on Rotunda property in the amount of approximately $0.3 million resulting from an increase in interest rates; offset by an increase in revenue of approximately $0.5 million as explained above. Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2019 and 2018:

	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2019	2018	Change	2019	2018	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$7,625	$6,778	$847	$3,757	$3,394	$363
Residential properties	9,542	9,873	(331)	4,808	5,816	(1,008)
Total income from real estate operations	17,167	16,651	516	8,565	9,210	(645)

Financing costs:
Fixed rate mortgages	(4,508)	(5,608)	1,100	(2,202)	(2,294)	92
Floating rate mortgages	(3,765)	(1,812)	(1,953)	(1,875)	(1,565)	(310)
Floating rate - Rotunda construction loan	-	(1,321)	1,321	-	(90)	90
Credit line	-	(28)	28	-	(3)	3
Other - Corporate interest	(315)	(336)	21	(153)	(151)	(2)
Mortgage cost amortization	(591)	(466)	(125)	(297)	(316)	19
Total financing costs	(9,179)	(9,571)	392	(4,527)	(4,419)	(108)

Investment income	184	112	72	113	57	56
Unrealized (loss) gain on interest rate cap contract	(159)	19	(178)	(5)	19	(24)

General & administrative expenses:
Accounting fees	(293)	(277)	(16)	(146)	(136)	(10)
Legal and professional fees	(77)	(88)	11	(59)	(62)	3
Trustees and consultant fees	(619)	(495)	(124)	(355)	(261)	(94)
Stock option expense	(69)	(61)	(8)	(35)	(30)	(5)
Special committee expenses	(586)	-	(586)	(586)	-	(586)
Corporate expenses	(333)	(271)	(62)	(188)	(150)	(38)
Total general & administrative expenses	(1,977)	(1,192)	(785)	(1,369)	(639)	(730)

Depreciation	(5,607)	(5,512)	(95)	(2,783)	(2,801)	18
Adjusted net income	429	507	(78)	(6)	1,427	(1,433)

Gain on sale of property	836	-	836	836	-	836
Net income	1,265	507	758	830	1,427	(597)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(20)	251	(271)	(44)	(312)	268

Net income attributable to common equity	$1,245	$758	$487	$786	$1,115	$(329)

The condensed consolidated results of operations for the Current Six Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period.

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income (“NOI”) data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial						Residential				Combined
	Six Months Ended						Six Months Ended				Six Months Ended
	April 30,				Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2019		2018		$	%	2019	2018	$	%	2019	2018
	(In Thousands)						(In Thousands)				(In Thousands)
Rental income	$10,112		$9,572		$540	5.6%	$16,187	$15,426	$761	4.9%	$26,299	$24,998
Reimbursements	2,928		2,950		(22)	-0.7%	67	37	30	81.1%	2,995	2,987
Other	39		44		(5)	-11.4%	194	317	(123)	-38.8%	233	361
Total revenue	13,079		12,566		513	4.1%	16,448	15,780	668	4.2%	29,527	28,346
Operating expenses	5,651		6,001		(350)	-5.8%	6,896	5,867	1,029	17.5%	12,547	11,868
Net operating income	$7,428		$6,565		$863	13.1%	$9,552	$9,913	$(361)	-3.6%	16,980	16,478
Gain on sale of property	$836		$-		$836	100.0%	$-	$-	$-	0.0%	836	-

Average Occupancy %	81.3%	*	79.7%	*		1.6%	95.2%	93.7%		1.5%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	187	173
Investment income	184	112
Unrealized (loss) gain on interest rate cap contract	(159)	19
General and administrative expenses	(1,977)	(1,192)
Depreciation	(5,607)	(5,512)
Financing costs	(9,179)	(9,571)
Net income	1,265	507
Net (income) loss attributable to noncontrolling interests in subsidiaries	(20)	251
Net income attributable to common equity	$1,245	$758

	Commercial						Residential				Combined
	Three Months Ended						Three Months Ended				Three Months Ended
	April 30,				Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2019		2018		$	%	2019	2018	$	%	2019	2018
	(In Thousands)						(In Thousands)				(In Thousands)
Rental income	$5,112		$4,860		$252	5.2%	$8,093	$7,846	$247	3.1%	$13,205	$12,706
Reimbursements	1,305		1,393		(88)	-6.3%	32	18	14	77.8%	1,337	1,411
Other	35		10		25	250.0%	89	123	(34)	-27.6%	124	133
Total revenue	6,452		6,263		189	3.0%	8,214	7,987	227	2.8%	14,666	14,250
Operating expenses	2,820		2,964		(144)	-4.9%	3,401	2,151	1,250	58.1%	6,221	5,115
Net operating income	$3,632		$3,299		$333	10.1%	$4,813	$5,836	$(1,023)	-17.5%	8,445	9,135
Gain on sale of property	$836		$-		$836	100.0%	$-	$-	$-	0.0%	836	-

Average Occupancy %	81.2%	*	80.4%	*		0.8%	95.1%	94.2%		0.9%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	120	75
Investment income	113	57
Unrealized (loss) gain on interest rate cap contract	(5)	19
General and administrative expenses	(1,369)	(639)
Depreciation	(2,783)	(2,801)
Financing costs	(4,527)	(4,419)
Net income	830	1,427
Net income attributable to noncontrolling interests in subsidiaries	(44)	(312)
Net income attributable to common equity	$786	$1,115

* Average occupancy rate excludes the Patchogue, New York property from all periods presented as the property was sold in February 2019.

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

Index

COMMERCIAL SEGMENT

The commercial segment contains eight (8) properties, excluding the Patchogue, New York property sold in February 2019. Seven of these properties are multi-tenanted retail or office centers, and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated in December 2015 (see Note 6 to FREIT’s condensed consolidated financial statements for further details).

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter increased by 4.1% and 3%, respectively, and NOI increased by 13.1% and 10.1%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties increased by 1.6% and 0.8%, respectively, as compared to the Prior Year’s comparable periods. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space from an average annual occupancy 70.6% in the Prior Year’s Six Months to 80.5% in the Current Six Months.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) The Patchogue property was excluded from same property results for all periods presented because this property was sold in February 2019. Same property revenue for the Current Six Months and Current Quarter increased by 4.1% and 3%, respectively and same property NOI increased by 11.5% and 7.8%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	9	23,708	$32.64	$29.70	9.9%	$0.49	$0.76

Non-comparable leases	2	6,480	$26.49	N/A	N/A	$3.08	$1.48

Total leasing activity	11	30,188

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	15	48,848	$18.35	$18.46	-0.6%	$0.34	$0.52

Non-comparable leases	4	4,976	$27.93	N/A	N/A	$1.90	$1.30

Total leasing activity	19	53,824

(a)	These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.
(b)	This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

In October 2018, Sears and certain of its subsidiaries, including Kmart Corporation, filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. While Sears has elected to close numerous stores, as of the date of this report, Sears continues to pay rent and the Kmart store at the Westwood Plaza Shopping Center in Westwood, New Jersey remains open for business. The lease has been assumed under Transform Holdco LLC, the newly formed company doing business as Sears, Kmart and their subsidiaries.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,437 apartment units. On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as the replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017, which completed the like-kind exchange pursuant to Section 1031 of the Internal Revenue Code (see Note 5 to FREIT’s condensed consolidated financial statements for further details).

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter increased by 4.2% and 2.8%, respectively, and NOI decreased by 3.6% and 17.5%, respectively, as compared to the Prior Year’s comparable periods. The increase in revenue for the Current Six Months and Current Quarter was primarily driven by an increase in the average annual occupancy at the Icon (the residential portion of the Rotunda

Index

property in Baltimore, Maryland) to 95% and 94.6% in the Current Six Months and Current Quarter, respectively, as compared to 88.5% and 90.9% in the Prior Year’s comparable periods. The decrease in NOI for the Current Six Months and the Current Quarter was primarily attributed to the real estate tax credits and refunds related to the Icon property at the Rotunda in the amount of $1.1 million received in the Prior Year’s Six Months related to Fiscal 2017 (with a consolidated impact to FREIT of approximately $0.7 million). Average occupancy for all residential properties for the Current Six Months and Current Quarter increased approximately 1.5% and 0.9%, respectively, over the Prior Year’s comparable periods.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Station Place property is not included as same property, since it is a newly acquired property that had been in operation for less than a year in fiscal 2018. For the Current Six Months and Current Quarter, same property revenue increased by 4% and 3.4%, respectively, and NOI decreased by 3.7% and 17.7%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for same properties increased approximately 1.7% and 1%, respectively, over the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, (excluding from both periods presented for comparability purposes, the Station Place property which was a newly acquired property that had been in operation for less than a year in fiscal 2018 and the Icon which reached a stabilized occupancy rate in the third quarter of the prior year), at the end of the Current Quarter and the Prior Year’s Quarter were $1,927 and $1,879, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $234,000 and $223,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. Funds for these capital projects will be available from cash flow from the property’s operations and cash reserves. In April 2018, Pierre Towers, LLC (“Pierre”), a consolidated subsidiary, entered into an agreement with Public Service Electric & Gas Company (“PSE&G”), whereby PSE&G funded a project to make certain upgrades at the Pierre property located in Hackensack, New Jersey, which included boiler replacement, replacement of interior and exterior lighting fixtures and minor lighting controls in apartment lighting. PSE&G funded 100% of this project at a total cost of approximately $926,000 and the project was completed in December 2018. Per the reimbursement agreement, Pierre Towers, LLC will reimburse PSE&G for approximately $314,000 of this cost on a monthly basis over a five-year term with no interest.

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$4,508	$4,918	$2,202	$1,696
New	-	690	-	598
Variable rate mortgages:
1st Mortgages
Existing	3,765	503	1,875	256
New	-	1,309	-	1,309
Construction loan-Rotunda	-	1,321	-	90
Credit line	-	28	-	3
Other	315	336	153	151
Total financing costs, gross	8,588	9,105	4,230	4,103
Amortization of mortgage costs	591	466	297	316
Total financing costs	$9,179	$9,571	$4,527	$4,419

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Six Months decreased by approximately $392,000 or 4.1% as compared to the Prior Year’s Six Months, which was primarily driven by a $1 million decrease in interest expense on the Pierre Towers, LLC loan driven by the Prior Year’s Six Months being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of $0.8 million) related to the loan refinancing offset by an increase of approximately $0.5 million in interest expense on the Grande Rotunda, LLC loan resulting from an increase in the one-month LIBOR rate. Total financing costs for the Current Quarter increased by approximately $108,000 or 2.4% as compared to the Prior Year’s Quarter, which was primarily driven by the increase in interest expense on the Grande Rotunda loan resulting from an increase in the one-month LIBOR rate. (See Note 8 to FREIT’s condensed consolidated financial statements for further details.)

Index

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Six Months and Current Quarter was $1,977,000 and $1,369,000, respectively, compared to $1,192,000 and $639,000, respectively for the Prior Year’s comparable periods. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees, and Special Committee fees. The increase in G&A expense was primarily attributed to expenses incurred by the Special Committee related to advisory and legal fees incurred.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $5,607,000 and $2,783,000, respectively, compared to $5,512,000 and $2,801,000, respectively, for the Prior Year’s comparable periods. The slight increase in depreciation for the Current Six Months was primarily attributable to additional tenant improvements at the Rotunda property being placed into service as the property continues to lease-up.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.1 million for the Current Six Months compared to $6.7 million for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of April 30, 2019, FREIT had cash, cash equivalents and restricted cash totaling $30.7 million, compared to $26.4 million at October 31, 2018. The increase in cash for the Current Six Months is primarily attributable to $8.1 million in net cash provided by operating activities, $5.5 million in net cash provided by investing activities including capital expenditure offset by $9.3 million in net cash used in financing activities.

On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. In connection with and in anticipation of the closing of the sale of the Patchogue property, FREIT declared a one-time special dividend of $0.10 per share in the first quarter of Fiscal 2019. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated in December 2015. (See Note 6 to FREIT’s condensed consolidated financial statements.)

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

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of April 30, 2019 and October 31, 2018, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.6

Index

million and $5.4 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

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

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of April 30, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

As at April 30, 2019, FREIT’s aggregate outstanding mortgage debt was $343.1 million, which bears a weighted average interest rate of 4.69% and an average life of approximately 4.1 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2019	2020	2021	2022	2023	2024	2025	2026	2028
($ in millions)
Mortgage “Balloon” Payments	$17.0 (A)	$21.9	$137.6 (B)	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9

(A) Represents loan on Berdan Court property located in Wayne, New Jersey, which is extendable for a period of one (1) year.

(B) Includes loan on the Rotunda property located in Baltimore, Maryland in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at April 30, 2019 and October 31, 2018:

($ in Millions)	April 30, 2019	October 31, 2018

Fair Value	$337.1	$338.3

Carring Value	$340.2	$347.0

Fair values are estimated based on market interest rates at April 30, 2019 and October 31, 2018 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2019, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $8.2 million, and a 1% decrease would increase the fair value by $8.7 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, will require monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9

Index

million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of April 30, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.33%.

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

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank to modify the loan’s DSCR covenants. (See Note 8 to the condensed consolidated financial statements.)

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

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Preakness Shopping Center and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($19,652,000 at April 30, 2019) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,755,000 at April 30, 2019) for the Regency swap, a notional amount of approximately $25,800,000 ($24,143,000 at April 30, 2019) for the Preakness Shopping Center swap and a notional amount of approximately $12,350,000 ($12,350,000 at April 30, 2019) for the Station Place swap.

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

FREIT has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at April 30, 2019) and a term of two years with the loan being hedged against having a balance of approximately $118,520,000 and a term of three years.

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2019, the interest rate cap contract for the Rotunda property and the swap contracts for the Damascus Centre and Preakness Shopping Center properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized gains of approximately $1,241,000 for the Preakness Shopping Center swap, $329,000 for the Damascus Centre swaps and $1,000 for the Rotunda cap, all of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at April 30, 2019. At April 30, 2019, the swap contracts for the Regency and Station Place were in the counterparties’ favor. If FREIT had terminated these contracts at that date, it would have realized losses of approximately $244,000 for the Regency swap and $237,000 for the Station Place swap, all of which have been included as a liability in FREIT’s condensed consolidated balance sheet as at April 30, 2019.

The change in the fair value for the interest rate swap contracts (gain or loss) during such period has been included in comprehensive income and for the six and three months ended April 30, 2019, FREIT recorded an unrealized loss of $3,185,000 and $821,000, respectively, in comprehensive income. The change in the fair value of the Rotunda interest rate cap contract (gain or loss) during such period has been included in the condensed consolidated statement of income and for the six and three months ended April 30, 2019, FREIT recorded an unrealized loss of approximately $159,000 and $5,000, respectively. For the six and three months ended April 30, 2018, FREIT recorded an unrealized gain of $2,538,000 and $907,000, respectively, in comprehensive income representing the change in fair value of the swaps during such period. For the year ended October 31, 2018, FREIT recorded an unrealized gain of $3,113,000 in comprehensive income representing the change in fair value of the swaps during such period with a corresponding asset of approximately $2,452,000 for the Preakness Shopping Center swap, $955,000 for the Damascus Center swaps, $408,000 for the Regency swap and $460,000 for the Station Place swap as of October 31, 2018. For the year ended October 31, 2018, FREIT recorded an unrealized gain of $72,000 in the condensed consolidated statement of income representing the change in the fair value of the Rotunda interest rate cap contract during such period with a corresponding asset of approximately $159,000 as of October 31, 2018.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: After careful consideration of FREIT’s projected operating results and cash needs, the Board of Trustees declared a second quarter dividend of $0.125 per share, which will be paid on June 14, 2019 to shareholders of record on June 1, 2019. The Board will continue to evaluate the dividend on a quarterly basis.

STOCK OPTION PLAN

On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan (the “Plan”) reserving an additional 300,000 shares for issuance under the Plan. As of April 30, 2019, 442,060 shares are available for issuance under the Plan.

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

	For the Six Months Ended April 30,			For the Three Months Ended April 30,
	2019	2018		2019	2018
	(In Thousands, Except Per Share)			(In Thousands, Except Per Share)
Funds From Operations (“FFO”) (a)
Net income	$1,265	$507		$830	$1,427
Depreciation of consolidated properties	5,607	5,512		2,783	2,801
Amortization of deferred leasing costs	260	300		133	155
Distributions to minority interests	(686)	(340	)(b)	(392)	(280)
Gain on sale of property	(836)	-		(836)	-
FFO	$5,610	$5,979		$2,518	$4,103

Per Share - Basic and Diluted	$0.81	$0.87		$0.36	$0.60

(a) As prescribed by NAREIT.

(b) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $6 million related to the refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership which is a consolidated subsidiary. See Note 8 to the condensed consolidated financial statements for further details.

Adjusted Funds From Operations (“AFFO”)
FFO	$5,610	$5,979	$2,518	$4,103
Deferred rents (Straight lining)	(187)	(173)	(120)	(75)
Capital Improvements - Apartments	(285)	(238)	(161)	(127)
AFFO	$5,138	$5,568	$2,237	$3,901

Per Share - Basic and Diluted	$0.74	$0.81	$0.32	$0.57

Weighted Average Shares Outstanding:
Basic and Diluted	6,923	6,869	6,932	6,876

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2019. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2019, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 7, 2019
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)