Form 10-Q
period 2019-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2019-09-06
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2019

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

Yes ☐  No ☒

As of September 6, 2019, the number of shares of beneficial interest outstanding was 6,785,874.

FIRST REAL ESTATE
INVESTMENT TRUST OF NEW JERSEY

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2019	2018
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$332,319	$344,532
Construction in progress	356	159
Cash and cash equivalents	26,068	21,747
Tenants' security accounts	2,258	2,212
Receivables arising from straight-lining of rents	4,277	3,964
Accounts receivable, net of allowance for doubtful accounts of $323 and $276 as of July 31, 2019 and October 31, 2018, respectively	1,950	2,298
Secured loans receivable	4,000	4,000
Prepaid expenses and other assets	6,595	6,034
Deferred charges, net	2,564	2,693
Interest rate cap and swap contracts	438	4,434
Total Assets	$380,825	$392,073

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$342,026	$350,504
Less unamortized debt issuance costs	2,731	3,498
Mortgages payable, net	339,295	347,006

Due to affiliate	5,634	5,417
Deferred trustee compensation payable	7,610	8,457
Accounts payable and accrued expenses	3,691	1,910
Dividends payable	848	338
Tenants' security deposits	3,357	3,232
Deferred revenue	921	1,369
Interest rate swap contracts	1,374	—
Total Liabilities	362,730	367,729

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value: 8,000,000 shares authorized; 6,993,152 shares issued plus 178,043 and 157,395 vested share units granted to Trustees at July 31, 2019 and October 31, 2018, respectively	28,590	28,288
Treasury stock, at cost: 207,278 and 235,536 shares at July 31, 2019 and October 31, 2018, respectively	(4,348)	(4,941)
Dividends in excess of net income	(5,710)	(4,376)
Accumulated other comprehensive (loss) income	(1,195)	2,517
Total Common Equity	17,337	21,488
Noncontrolling interests in subsidiaries	758	2,856
Total Equity	18,095	24,344
Total Liabilities and Equity	$380,825	$392,073

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE AND THREE MONTHS ENDED JULY 31, 2019 AND 2018
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$39,895	$38,207	$13,409	$13,036
Reimbursements	4,696	4,428	1,701	1,441
Sundry income	378	515	145	154
Total revenue	44,969	43,150	15,255	14,631

Expenses:
Operating expenses	13,185	12,311	4,747	3,993
Management fees	1,940	1,893	655	633
Real estate taxes	7,178	5,888	2,377	2,438
Depreciation	8,413	8,573	2,806	3,029
Total expenses	30,716	28,665	10,585	10,093

Operating income	14,253	14,485	4,670	4,538

Investment income	276	201	92	89
Unrealized (loss) gain on interest rate cap contract	(160)	40	(1)	21
Gain on sale of property	836	—	—	—
Interest expense including amortization of deferred financing costs	(13,675)	(14,108)	(4,496)	(4,537)
Net income	1,530	618	265	111

Net (income) loss attributable to noncontrolling interests in subsidiaries	(86)	432	(66)	181

Net income attributable to common equity	$1,444	$1,050	$199	$292

Earnings per share - basic and diluted	$0.21	$0.15	$0.03	$0.04

Weighted average shares outstanding:
Basic	6,932	6,876	6,950	6,890
Diluted	6,932	6,876	6,951	6,890

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
NINE AND THREE MONTHS ENDED JULY 31, 2019 AND 2018
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$1,530	$618	$265	$111

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap contracts before reclassifications	(4,927)	2,551	(1,931)	138
Amount reclassified from accumulated other comprehensive income to interest expense	(283)	110	(94)	(15)
Net unrealized (loss) gain on interest rate swap contracts	(5,210)	2,661	(2,025)	123
Comprehensive (loss) income	(3,680)	3,279	(1,760)	234

Net (income) loss attributable to noncontrolling interests	(86)	432	(66)	181
Other comprehensive loss (income):
Unrealized loss (gain) on interest rate swap contracts attributable to noncontrolling interests	1,498	(784)	584	(9)
Comprehensive loss (income) attributable to noncontrolling interests	1,412	(352)	518	172

Comprehensive (loss) income attributable to common equity	$(2,268)	$2,927	$(1,242)	$406

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE AND THREE MONTHS ENDED JULY 31, 2019
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2018	$28,288	$(4,941)	$(4,376)	$2,517	$21,488	$2,856	$24,344

Stock based compensation expense	34				34		34

Vested share units granted to Trustees and consultant	254				254		254

Vested share units issued to consultant*	(20)	20			—		—

Distributions to noncontrolling interests					—	(294)	(294)

Net income (loss)			459		459	(24)	435

Dividends declared, including $26 payable in share units ($0.15 per share)			(1,040)		(1,040)		(1,040)

Net unrealized loss on interest rate swaps				(1,698)	(1,698)	(666)	(2,364)

Balance at January 31, 2019	28,556	(4,921)	(4,957)	819	19,497	1,872	21,369

Stock based compensation expense	35				35		35

Vested share units granted to Trustees and consultant	294				294		294

Vested share units issued to consultant and retired Trustees*	(554)	554			—		—

Distributions to noncontrolling interests					—	(392)	(392)

Net income			786		786	44	830

Dividends declared, including $20 payable in share units ($0.125 per share)			(867)		(867)		(867)

Net unrealized loss on interest rate swaps				(573)	(573)	(248)	(821)

Balance at April 30, 2019	28,331	(4,367)	(5,038)	246	19,172	1,276	20,448

Stock based compensation expense	35				35		35

Vested share units granted to Trustees and consultant	243				243		243

Vested share units issued to consultant*	(19)	19			—		—

Net income			199		199	66	265

Dividends declared, including $22 payable in share units ($0.125 per share)			(871)		(871)		(871)

Net unrealized loss on interest rate swaps				(1,441)	(1,441)	(584)	(2,025)

Balance at July 31, 2019	$28,590	$(4,348)	$(5,710)	$(1,195)	$17,337	$758	$18,095

* Represents the issuance of treasury shares to consultant and retired Trustees for share units earned.

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE AND THREE MONTHS ENDED JULY 31, 2018
(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2017	$27,651	$(5,273)	$(4,824)	$284	$17,838	$10,752	$28,590

Stock based compensation expense	31				31		31

Vested share units granted to Trustees	201				201		201

Distributions to noncontrolling interests					—	(6,084)	(6,084)

Net loss			(357)		(357)	(563)	(920)

Net unrealized gain on interest rate swaps				1,098	1,098	533	1,631

Balance at January 31, 2018	27,883	(5,273)	(5,181)	1,382	18,811	4,638	23,449

Stock based compensation expense	30				30		30

Vested share units granted to Trustees and consultant	233				233		233

Vested share units issued to retired Trustee*	(296)	296			—		—

Distributions to noncontrolling interests					—	(281)	(281)

Net income			1,115		1,115	312	1,427

Dividends declared, including $7 payable in share units ($0.05 per share)			(344)		(344)		(344)

Net unrealized gain on interest rate swaps				665	665	242	907

Balance at April 30, 2018	27,850	(4,977)	(4,410)	2,047	20,510	4,911	25,421

Stock based compensation expense	34				34		34

Vested share units granted to Trustees and consultant	209				209		209

Vested share units issued to consultant*	(18)	18			—		—

Distributions to noncontrolling interests					—	(89)	(89)

Net income (loss)			292		292	(181)	111

Dividends declared, including $7 payable in share units ($0.05 per share)			(346)		(346)		(346)

Net unrealized gain on interest rate swaps				114	114	9	123

Balance at July 31, 2018	$28,075	$(4,959)	$(4,464)	$2,161	$20,813	$4,650	$25,463

* Represents the issuance of treasury shares for share units earned.

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2019 AND 2018
(Unaudited)

	Nine Months Ended
	July 31,
	2019	2018
	(In Thousands of Dollars)
Operating activities:
Net income	$1,530	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,413	8,573
Amortization	1,264	1,253
Unrealized loss (gain) on interest rate cap contract	160	(40)
Stock based compensation expense	104	95
Trustee fees, consultant fee and related interest paid in stock units	723	629
Gain on sale of property	(836)	—
Deferred rents - straight line rent	(313)	(355)
Bad debt expense	146	233
Changes in operating assets and liabilities:
Tenants' security accounts	125	210
Accounts receivable, prepaid expenses and other assets	(476)	(2,246)
Accounts payable, accrued expenses and deferred trustee compensation	601	(767)
Deferred revenue	(448)	(386)
Net cash provided by operating activities	10,993	7,817
Investing activities:
Capital improvements - existing properties	(2,276)	(4,294)
Proceeds from sale of commercial property, net	7,060	—
Acquisition of Station Place	—	(19,550)
Net cash provided by (used in) investing activities	4,784	(23,844)
Financing activities:
Repayment of mortgages and construction loan	(8,478)	(147,615)
Proceeds from mortgage loan refinancings	—	166,520
Proceeds from acquisition mortgage loan	—	12,350
Repayment of credit line	—	(3,121)
Interest rate cap contract cost	—	(89)
Deferred financing costs	(109)	(2,670)
Dividends paid	(2,200)	(338)
Due to affiliate	217	177
Distributions to noncontrolling interests	(686)	(6,454)
Net cash (used in) provided by financing activities	(11,256)	18,760
Net increase in cash, cash equivalents and restricted cash	4,521	2,733
Cash, cash equivalents and restricted cash, beginning of period	26,394	21,838
Cash, cash equivalents and restricted cash, end of period	$30,915	$24,571

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$12,350	$12,936

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$213	$196

Financing activities:
Dividends declared but not paid	$848	$338
Dividends paid in share units	$68	$14

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:

Cash and cash equivalents	$26,068	$20,744
Tenants' security accounts	2,258	2,186
Mortgage escrows	2,589	1,641
Total cash, cash equivalents and restricted cash	$30,915	$24,571

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2018 of First Real Estate Investment Trust of New Jersey (“FREIT” or the “Company”).

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

On November 1, 2018, FREIT adopted ASU No. 2014-09 using the modified retrospective approach. Since FREIT’s primary source of revenue is operating leases, which fall under the scope of “Leases, Topic 840” and will be under the scope of “Leases, Topic 842” once adopted in November 2019, the adoption of ASU No. 2014-09 did not have a significant impact on its consolidated financial statements and footnote disclosures. Additionally, the Company has elected to adopt the practical expedient under ASU 2018-11, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance. The adoption of ASU No. 2014-09 did not have a significant impact on the consolidated financial statements and FREIT did not record any cumulative adjustment as of the adoption date of November 1, 2018 in connection with the implementation of ASU No. 2014-09.

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

The SEC's Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholders' equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders' equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), "The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers' quarterly reports, the staff would not object if the filer's first presentation of the changes in shareholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments." This essentially made the requirements effective for the Company's first quarter 2019 filing. FREIT has adopted this guidance in the first quarter of Fiscal 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.

Note 3 - Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 13 to FREIT’s condensed consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the nine months ended July 31, 2019 and 2018 and the three months ended July 31, 2018, the outstanding stock options were anti-dilutive with no impact on earnings per share. For the three months ended July 31, 2019, the outstanding stock options increased the average dilutive shares outstanding by approximately 1,203 shares with no impact on earnings per share.

Note 4 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At July 31, 2019, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. At July 31, 2019, the derivative financial instrument has a notional amount of $121.9 million and a maturity date of March 5, 2020.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At July 31, 2019, the total amount outstanding on this loan was $12,350,000. In order to minimize interest rate volatility during the term of this loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At July 31, 2019, the derivative financial instrument has a notional amount of $12,350,000 and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At July 31, 2019, the total amount outstanding on this loan was approximately $24 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At July 31, 2019, the derivative financial instrument has a notional amount of approximately $24 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on

April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of July 31, 2019 was approximately $19.5 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At July 31, 2019, the derivative financial instrument has a notional amount of approximately $19.5 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At July 31, 2019, the total amount outstanding on this loan was approximately $15.7 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At July 31, 2019, the derivative financial instrument has a notional amount of approximately $15.7 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, Wayne PSC, LLC and Station Place on Monmouth, LLC interest rate swaps as effective cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the nine months ended July 31, 2019, FREIT recorded an unrealized loss of approximately $5,210,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $12,000 for the Damascus Centre swaps and $426,000 for the Wayne PSC swap and a corresponding liability of approximately $641,000 for the Regency swap and $733,000 for the Station Place on Monmouth swap as of July 31, 2019. For the nine months ended July 31, 2018, FREIT recorded an unrealized gain of approximately $2,661,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the three months ended July 31, 2019 and 2018, FREIT recorded an unrealized loss of approximately $2,025,000 and unrealized gain of approximately $123,000, respectively, in comprehensive income representing the change in the fair value of these cash flow hedges during such periods. For the year ended October 31, 2018, FREIT recorded an unrealized gain of approximately $3,113,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $955,000 for the Damascus Centre swaps, $2,452,000 for the Wayne PSC swap, $408,000 for the Regency swap and $460,000 for the Station Place on Monmouth swap as of October 31, 2018.

The Grande Rotunda, LLC interest rate cap is, for accounting purposes, deemed to be accounted for as an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. For the nine months ended July 31, 2019, FREIT recorded an unrealized loss in the condensed consolidated statement of income of approximately $160,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $0 as of July 31, 2019. For the three months ended July 31, 2019, FREIT recorded an unrealized loss in the condensed consolidated statement income of approximately $1,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period. For the nine and three months ended July 31, 2018, FREIT recorded an unrealized gain in the condensed consolidated statement of income of approximately $40,000 and $21,000, respectively, for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such periods.

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

Note 6 – Property disposition:

On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. FREIT distributed and paid approximately $676,000 of this gain by way of a one-time special dividend in connection with and in anticipation of the closing of the sale of the Patchogue property of $0.10 per share. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated in December 2015.

As the disposal of this property did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the property’s operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Note 7 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,898,000 and $1,806,000 for the nine months ended July 31, 2019 and 2018, respectively, and approximately $643,000 and $612,000 for the three months ended July 31, 2019 and 2018, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $447,000 and $591,000 for the nine months ended July 31, 2019 and 2018, respectively, and $136,000 and $321,000 for the three months ended July 31, 2019 and 2018, respectively. The management agreement expires on October 31, 2019, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal. The Trust did not give notice of non-renewal.

FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $129,000 and $161,000 for the nine months ended July 31, 2019 and 2018, respectively, and $80,000 and $112,000 for the three months ended July 31, 2019 and 2018, respectively.

From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements may be negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during the nine months ended July 31, 2019 and 2018 were approximately $131,250 and $1,195,000, respectively, and $0 for the three months ended July 31, 2019 and 2018, respectively. Fees incurred during Fiscal 2019 related to commissions to Hekemian for the sale of the Patchogue property. Fees incurred during Fiscal 2018 related to commissions to Hekemian for the following: $522,500 for the purchase of the Station Place property; $400,000 for the refinancing of the Grande Rotunda, LLC loan; $240,000 for the refinancing of the Pierre Towers, LLC loan; $32,500 for the renewal of FREIT’s line of credit.

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

Trustee fee expense (including interest) incurred by FREIT for the nine months ended July 31, 2019 and 2018 was approximately $164,000 and $309,000, respectively, for Robert S. Hekemian, $286,000 and $96,000, respectively, for Robert S. Hekemian, Jr., $14,000 and $0, respectively, for Allan Tubin and $41,000 and $16,000, respectively, for David Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three months ended July 31, 2019 and 2018 was approximately $51,000 and $54,000, respectively, for Robert S. Hekemian, $93,000 and $54,000, respectively, for Robert S. Hekemian, Jr., $8,000 and $0, respectively, for Allan Tubin and $14,000 and $13,000, respectively, for David Hekemian (See Note 13 to FREIT’s condensed consolidated financial statements).

Pursuant to the terms of a Consulting Agreement between Robert S. Hekemian and the Trust, Mr. Hekemian will continue to serve the Trust in a consulting capacity effective April 5, 2018. The Consulting Agreement has a term of four years and obliges Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT will pay Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which shall be payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee will be determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee is payable. For the nine months ended July 31, 2019 and 2018, consulting fee expense for Robert S. Hekemian was approximately $45,000 and $19,200, respectively. For the three months ended July 31, 2019 and 2018, consulting fee expense for Robert S. Hekemian was approximately $15,000 and $15,000, respectively.

Rotunda 100, LLC owns a 40% minority equity interest in Grande Rotunda, LLC and FREIT owns a 60% equity interest in Grande Rotunda, LLC. Damascus 100, LLC owns a 30% minority equity interest in Damascus Centre, LLC and FREIT owns a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC and Damascus 100, LLC. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and Damascus 100, and are full recourse loans. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015, Damascus Centre, LLC – 9/30/2016), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal and interest is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of a refinancing or sale of Grande Rotunda, LLC or the Rotunda property.

In the fourth quarter of Fiscal 2018, the Damascus 100 members repaid their secured notes outstanding in full for a total payment of $1,870,000, which was composed of principal in the amount of $1,451,000 and accrued interest in the amount of approximately $419,000. As of July 31, 2019, and October 31, 2018, only the principal and accrued interest on the secured notes receivable with Rotunda 100 members was outstanding. As such, the aggregate outstanding principal balance of the notes was $4,000,000 at both July 31, 2019 and October 31, 2018. The accrued but unpaid interest related to these notes as of July 31, 2019 and October 31, 2018 amounted to approximately $1,007,000 and $862,000, respectively, and is included in accounts receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2019 and October 31, 2018, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.6 million and $5.4 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 8 – Mortgage financings and line of credit:

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, requires monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of

$121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of July 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.21%.

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

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of July 31, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

Note 9 – Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2019 and October 31, 2018:

($ in Millions)	July 31, 2019	October 31, 2018

Fair Value	$340.1	$338.3

Carrying Value	$339.3	$347.0

Fair values are estimated based on market interest rates at July 31, 2019 and October 31, 2018 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the nine and three-month periods ended July 31, 2019 and 2018. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$19,865	$18,990	$6,786	$6,424
Residential	24,791	23,805	8,343	8,025
Total real estate rental revenue	44,656	42,795	15,129	14,449

Real estate operating expenses:
Commercial	8,664	8,857	3,013	2,888
Residential	10,512	9,487	3,616	3,620
Total real estate operating expenses	19,176	18,344	6,629	6,508

Net operating income:
Commercial	11,201	10,133	3,773	3,536
Residential	14,279	14,318	4,727	4,405
Total net operating income	$25,480	$24,451	$8,500	$7,941

Recurring capital improvements - residential	$(489)	$(575)	$(204)	$(337)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$25,480	$24,451	$8,500	$7,941
Gain on sale of property	836	—	—	—
Deferred rents - straight lining	313	355	126	182
Investment income	276	201	92	89
Unrealized (loss) gain on interest rate cap contract	(160)	40	(1)	21
General and administrative expenses	(3,127)	(1,748)	(1,150)	(556)
Depreciation	(8,413)	(8,573)	(2,806)	(3,029)
Financing costs	(13,675)	(14,108)	(4,496)	(4,537)
Net income	1,530	618	265	111
Net (income) loss attributable to noncontrolling interests in subsidiaries	(86)	432	(66)	181
Net income attributable to common equity	$1,444	$1,050	$199	$292

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

As of July 31, 2019, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2016 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

On April 5, 2018, FREIT shareholders approved an amendment to the Plan reserving an additional 300,000 shares for issuance under the Plan. As of July 31, 2019, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the nine-month period ended July 31, 2019:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	305,780	$18.40
Options granted during period	5,000	15.00
Options forfeited/cancelled during period	(40)	18.45
Options outstanding end of period	310,740	$18.35
Options vested and expected to vest	303,990
Options exercisable at end of period	218,860

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

For the nine-month periods ended July 31, 2019 and 2018, compensation expense related to stock options granted amounted to approximately $104,000 and $95,000, respectively. For the three-month periods ended July 31, 2019 and 2018, compensation expense related to stock options granted amounted to approximately $35,000 and $34,000, respectively. At July 31, 2019, there was approximately $137,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.1 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at July 31, 2019 was approximately $73,000 and $13,000, respectively.

Note 13 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its Executive Officers and Trustees, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all Trustee fees on a prospective basis; (ii) interest on Trustee fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan. All fees payable to Trustees for the nine and three-month periods ended July 31, 2019 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. All fees payable to Trustees for the nine and three-month periods ended July 31, 2018 were deferred under the Deferred Fee Plan except for fees payable to three Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the nine-month periods ended July 31, 2019 and 2018, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $745,500 and $623,000, respectively, which have been paid through the issuance of 46,070 and 39,835 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the nine-month periods ended July 31, 2019 and 2018, FREIT has charged as expense approximately $677,300 and $609,000, respectively, representing deferred Trustee fees and interest, and the balance of approximately $68,200 and $14,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 14 – Subsequent event:

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan with the lender in the amount of $28,815,000. In July 2019, Berdan Court paid a good faith deposit in the amount of $576,300, which is included in prepaid expenses and other assets as of July 31, 2019 in the accompanying condensed consolidated balance sheet, and was reimbursed when the loan was closed in August 2019. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

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

OVERVIEW

FREIT is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. FREIT’s revenues consist primarily of rental income, other related revenues from its residential and commercial properties, and additional rent in the form of expense reimbursements derived from operating commercial properties. FREIT’s properties are primarily located in northern New Jersey, Maryland and New York. FREIT acquires existing properties for investment and properties that FREIT believes have redevelopment potential through changes and capital improvements to these properties. FREIT develops and constructs properties on its vacant land. FREIT’s policy is to acquire and develop real property for long-term investment.

The economic and financial environment: The U.S. economy grew an average annualized rate of 2.1% in the second quarter of 2019. Employment remains healthy with an unemployment rate at 3.7% in July 2019 and real income continues to grow at a solid pace. If the U.S. economy continues to improve, the Federal Reserve may continue to increase lending rates which may affect the refinancing of mortgages coming due in the short-term and borrowings for other purposes.

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

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy of approximately 94%. The retail space continues to lease-up and is approximately 85.7% leased and 84.4% occupied as of July 31, 2019. FREIT expects Rotunda’s operations to stabilize in late 2019.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of July 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.21%.

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan with the lender in the amount of $28,815,000. In July 2019, Berdan Court paid a good faith deposit in the amount of $576,300, which is included in prepaid expenses and other assets as of July 31, 2019 in the accompanying condensed consolidated balance sheet, and was reimbursed when the loan was closed in August 2019. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, requires monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020.

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

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of July 31, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, have been applied consistently as of July 31, 2019, and for the nine and three months ended July 31, 2019 and 2018. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2019 (“Current Nine Months”) increased 4.2% to $44,969,000, compared to $43,150,000 for the nine months ended July 31, 2018 (“Prior Year’s Nine Months”). For the three months ended July 31, 2019 (“Current Quarter”), real estate revenue increased 4.3% to $15,255,000, compared to $14,631,000 for the three months ended July 31, 2018 (“Prior Year’s Quarter”). The increase in revenue was primarily attributable to an increase in the average occupancy rate at the Rotunda property resulting from the lease-up of the new residential units and retail space at the property.

Net income attributable to common equity (“net income-common equity”) for the Current Nine Months and Current Quarter was $1,444,000 ($0.21 per share basic and diluted) and $199,000 ($0.03 per share basic and diluted), compared to $1,050,000 ($0.15 per share basic and diluted) and $292,000 ($0.04 per share basic and diluted) for the Prior Year’s comparable periods, respectively.

Adjusted net income for the Current Nine Months and Current Quarter was $694,000 ($0.10 per share basic and diluted) and $265,000 ($0.04 per share basic and diluted), compared to $618,000 ($0.09 per share basic and diluted) and $111,000 ($0.02 per share basic and diluted) for the Prior Year’s comparable periods, respectively. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain related to the sale of the property in Patchogue, New York in Fiscal 2019. The slight increase in adjusted net income for the Current Nine Months was primarily driven by the following: real estate tax credits and refunds related to the Icon at the Rotunda property in the amount of approximately $1.1 million received in the Prior Year’s Nine Months related to Fiscal 2017 (with a consolidated impact to FREIT of approximately $0.7 million); Special Committee expenses in the amount of approximately $1 million related to advisory and legal fees incurred in the Current Nine Months; interest expense increase on the loan on the Rotunda property in the amount of approximately $0.6 million resulting from an increase in interest rates and the loan amount; offset by an increase in revenue of approximately $1.8 million as explained above and the Prior Year’s Nine Months being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of $0.8 million) related to the Pierre Towers, LLC loan refinancing. The increase in adjusted net income for the Current Quarter was primarily driven by an increase in revenue of approximately $0.6 million as explained above offset by Special Committee expenses in the amount of approximately $0.4 million related to advisory and legal fees incurred in the Current Quarter. Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2019 and 2018:

	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2019	2018	Change	2019	2018	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$11,529	$10,548	$981	$3,904	$3,738	$166
Residential properties	14,264	14,258	6	4,722	4,385	337
Total income from real estate operations	25,793	24,806	987	8,626	8,123	503

Financing costs:
Fixed rate mortgages	(6,726)	(7,933)	1,207	(2,218)	(2,325)	107
Floating rate mortgages	(5,625)	(3,579)	(2,046)	(1,860)	(1,767)	(93)
Floating rate - Rotunda construction loan	—	(1,321)	1,321	—	—	—
Credit line	—	(28)	28	—	—	—
Other - Corporate interest	(460)	(491)	31	(145)	(155)	10
Mortgage cost amortization	(864)	(756)	(108)	(273)	(290)	17
Total financing costs	(13,675)	(14,108)	433	(4,496)	(4,537)	41

Investment income	276	201	75	92	89	3
Unrealized (loss) gain on interest rate cap contract	(160)	40	(200)	(1)	21	(22)

General & administrative expenses:
Accounting fees	(513)	(400)	(113)	(220)	(123)	(97)
Legal and professional fees	(117)	(108)	(9)	(40)	(20)	(20)
Trustees and consultant fees	(889)	(754)	(135)	(270)	(259)	(11)
Stock option expense	(104)	(95)	(9)	(35)	(34)	(1)
Special committee expenses	(1,018)	—	(1,018)	(432)	—	(432)
Corporate expenses	(486)	(391)	(95)	(153)	(120)	(33)
Total general & administrative expenses	(3,127)	(1,748)	(1,379)	(1,150)	(556)	(594)

Depreciation	(8,413)	(8,573)	160	(2,806)	(3,029)	223
Adjusted net income	694	618	76	265	111	154

Gain on sale of property	836	—	836	—	—	—
Net income	1,530	618	912	265	111	154

Net (income) loss attributable to noncontrolling interests in subsidiaries	(86)	432	(518)	(66)	181	(247)

Net income attributable to common equity	$1,444	$1,050	$394	$199	$292	$(93)

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

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Nine Months Ended July 31,		Increase (Decrease)		Nine Months Ended July 31,		Increase (Decrease)		Nine Months Ended July 31,
	2019	2018	$	%	2019	2018	$	%	2019	2018
	(In Thousands)				(In Thousands)				(In Thousands)

Rental income	$15,208	$14,540	$668	4.6%	$24,374	$23,312	$1,062	4.6%	$39,582	$37,852
Reimbursements	4,594	4,361	233	5.3%	102	67	35	52.2%	4,696	4,428
Other	63	89	(26)	-29.2%	315	426	(111)	-26.1%	378	515
Total revenue	19,865	18,990	875	4.6%	24,791	23,805	986	4.1%	44,656	42,795
Operating expenses	8,664	8,857	(193)	-2.2%	10,512	9,487	1,025	10.8%	19,176	18,344
Net operating income	$11,201	$10,133	$1,068	10.5%	$14,279	$14,318	$(39)	-0.3%	25,480	24,451
Gain on sale of property	$836	$—	$836	100.0%	$—	$—	$—	0.0%	836	—

Average Occupancy %	81.4%*	80.3%*		1.1%	95.3%	94.0%		1.3%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	313	355
Investment income	276	201
Unrealized (loss) gain on interest rate cap contract	(160)	40
General and administrative expenses	(3,127)	(1,748)
Depreciation	(8,413)	(8,573)
Financing costs	(13,675)	(14,108)
Net income	1,530	618
Net (income) loss attributable to noncontrolling interests in subsidiaries	(86)	432
Net income attributable to common equity	$1,444	$1,050

	Commercial				Residential				Combined
	Three Months Ended July 31,		Increase (Decrease)		Three Months Ended July 31,		Increase (Decrease)		Three Months Ended July 31,
	2019	2018	$	%	2019	2018	$	%	2019	2018
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$5,096	$4,968	$128	2.6%	$8,187	$7,886	$301	3.8%	$13,283	$12,854
Reimbursements	1,666	1,411	255	18.1%	35	30	5	16.7%	1,701	1,441
Other	24	45	(21)	-46.7%	121	109	12	11.0%	145	154
Total revenue	6,786	6,424	362	5.6%	8,343	8,025	318	4.0%	15,129	14,449
Operating expenses	3,013	2,888	125	4.3%	3,616	3,620	(4)	-0.1%	6,629	6,508
Net operating income	$3,773	$3,536	$237	6.7%	$4,727	$4,405	$322	7.3%	8,500	7,941
Gain on sale of property	$—	$—	$—	0.0%	$—	$—	$—	0.0%	—	—

Average Occupancy %	81.6%*	81.4%*		0.2%	95.6%	94.6%		1.0%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	126	182
Investment income	92	89
Unrealized (loss) gain on interest rate cap contract	(1)	21
General and administrative expenses	(1,150)	(556)
Depreciation	(2,806)	(3,029)
Financing costs	(4,496)	(4,537)
Net income	265	111
Net (income) loss attributable to noncontrolling interests in subsidiaries	(66)	181
Net income attributable to common equity	$199	$292

*	Average occupancy rate excludes the Patchogue, New York property from all periods presented as the property was sold in February 2019.

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter increased by 4.6% and 5.6%, respectively, and NOI increased by 10.5% and 6.7%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties increased by 1.1% and 0.2%, respectively, as compared to the Prior Year’s comparable periods. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space from an average annual occupancy 72.3% in the Prior Year’s Nine Months to 81.6% in the Current Nine Months.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) The Patchogue property was excluded from same property results for all periods presented because this property was sold in February 2019. Same property revenue for the Current Nine Months and Current Quarter increased by 4.6% and 5.6%, respectively, and same property NOI increased by 8.7% and 4.3%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	20	61,342	$19.22	$19.30	-0.4%	$0.27	$0.57

Non-comparable leases	7	9,534	$33.29	N/A	N/A	$2.61	$1.62

Total leasing activity	27	70,876

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	11	25,094	$32.48	$29.38	10.6%	$0.46	$0.78

Non-comparable leases	3	11,840	$25.81	N/A	N/A	$5.25	$1.83

Total leasing activity	14	36,934

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter increased by 4.1% and 4%, respectively, and NOI decreased by 0.3% and increased by 7.3%, respectively, as compared to the Prior Year’s comparable periods. The increase in revenue for the Current Nine Months and Current Quarter was primarily driven by an increase in the average annual occupancy at the Icon (the residential portion of the Rotunda property in Baltimore, Maryland) to 94.8% and 94.5% in the Current Nine Months and Current Quarter, respectively, as compared to 90.3% and 93.8% in the Prior Year’s comparable periods. The slight decrease in NOI for the Current Nine Months was primarily attributed to the real estate tax credits and refunds related to the Icon property at the Rotunda in the amount of

$1.1 million received in the Prior Year’s Nine Months related to Fiscal 2017 (with a consolidated impact to FREIT of approximately $0.7 million) offset by a $1 million increase in revenue as explained above. The increase in NOI for the Current Quarter was primarily attributed to an $0.3 million increase in revenue as explained above. Average occupancy for all residential properties for the Current Nine Months and Current Quarter increased approximately 1.3% and 1%, respectively, over the Prior Year’s comparable periods.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Station Place property is not included as same property, since it is a newly acquired property that had been in operation for less than a year in fiscal 2018. For the Current Nine Months and Current Quarter, same property revenue increased by 4% and 4.1%, respectively, and NOI decreased by 0.2% and increased by 7.6%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for same properties increased approximately 1.5% and 0.9%, respectively, over the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, (excluding from both periods presented for comparability purposes, the Station Place property which was a newly acquired property that had been in operation for less than a year in fiscal 2018 and the Icon which reached a stabilized occupancy rate in the third quarter of the prior year), at the end of the Current Quarter and the Prior Year’s Quarter were $1,936 and $1,894, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $235,000 and $224,000, respectively.

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

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$6,726	$6,638	$2,218	$1,720
New	—	1,295	—	605
Variable rate mortgages:
1st Mortgages
Existing	5,625	783	1,860	280
New	—	2,796	—	1,487
Construction loan-Rotunda	—	1,321	—	—
Credit line	—	28	—	—
Other	460	491	145	155
Total financing costs, gross	12,811	13,352	4,223	4,247
Amortization of mortgage costs	864	756	273	290
Total financing costs	$13,675	$14,108	$4,496	$4,537

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Nine Months decreased by approximately $433,000 or 3.1% as compared to the Prior Year’s Nine Months, which was primarily driven by a $1 million decrease in interest expense on the Pierre Towers, LLC loan driven by the Prior Year’s Nine Months being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of $0.8 million) related to the loan refinancing offset by an increase of approximately $0.6 million in interest expense on the Grande Rotunda, LLC loan resulting from an increase in the one-month LIBOR rate and loan amount. Total financing costs for the Current Quarter increased by approximately $41,000 or 0.9% as compared to the Prior Year’s Quarter. (See Note 8 to FREIT’s condensed consolidated financial statements for further details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G & A”)

G&A expense for the Current Nine Months and Current Quarter was $3,127,000 and $1,150,000, respectively, compared to $1,748,000 and $556,000, respectively for the Prior Year’s comparable periods. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees, and Special Committee fees. The increase in G&A expense in the Current Nine Months and Current Quarter was primarily attributed to expenses incurred by the Special Committee related to advisory and legal fees incurred.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $8,413,000 and $2,806,000, respectively, compared to $8,573,000 and $3,029,000, respectively, for the Prior Year’s comparable periods. The slight decrease in depreciation for the Current Nine Months and Current Quarter was primarily attributable to lower depreciation expense resulting from the sale of the Patchogue property in February 2019. (See Note 6 to FREIT’s condensed consolidated financial statements for further details.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11 million for the Current Nine Months compared to $7.8 million for the Prior Year’s Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of July 31, 2019, FREIT had cash, cash equivalents and restricted cash totaling $30.9 million, compared to $26.4 million at October 31, 2018. The increase in cash for the Current Nine Months is primarily attributable to $11 million in net cash provided by operating activities, $4.8 million in net cash provided by investing activities including capital expenditures offset by $11.3 million in net cash used in financing activities.

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

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda

100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2019 and October 31, 2018, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.6 million and $5.4 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

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

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of July 31, 2019 and October 31, 2018, there was no amount outstanding and $13 million was available under the line of credit.

As at July 31, 2019, FREIT’s aggregate outstanding mortgage debt was $342 million, which bears a weighted average interest rate of 4.72% and an average life of approximately 3.9 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2019	2020	2021	2022	2023	2024	2025	2026	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$0 (A)	$21.9	$137.6 (B)	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9	$25.9 (A)
(A) Loan on Berdan Court property located in Wayne, New Jersey, was refinanced on August 26, 2019. Balloon payment on new loan is included in Fiscal Year 2029.
(B) Includes loan on the Rotunda property located in Baltimore, Maryland in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt at July 31, 2019 and October 31, 2018:

($ in Millions)	July 31, 2019	October 31, 2018

Fair Value	$340.1	$338.3

Carrying Value	$339.3	$347.0

Fair values are estimated based on market interest rates at July 31, 2019 and October 31, 2018 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2019, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $8 million, and a 1% decrease would increase the fair value by $8.6 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan with the lender in the amount of $28,815,000. In July 2019, Berdan Court paid a good faith deposit in the amount of $576,300, which is included in prepaid expenses and other assets as of July 31, 2019 in the accompanying condensed consolidated balance sheet, and was reimbursed when the loan was closed in August 2019. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, requires monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 7 to FREIT’s condensed consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of July 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 5.21%.

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

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Preakness Shopping Center and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($19,524,000 at July 31, 2019) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,672,000 at July 31, 2019) for the Regency swap, a notional amount of approximately $25,800,000 ($23,968,000 at July 31, 2019) for the Preakness Shopping Center swap and a notional amount of approximately $12,350,000 ($12,350,000 at July 31, 2019) for the Station Place swap.

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

FREIT has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. The cap contract was based on a notional amount of approximately $121,900,000

($121,900,000 at July 31, 2019) and a term of two years with the loan being hedged against having a balance of approximately $118,520,000 and a term of three years.

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2019, the interest rate cap contract for the Rotunda property and the swap contracts for the Damascus Centre and Preakness Shopping Center properties were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized gains of approximately $426,000 for the Preakness Shopping Center swap, $12,000 for the Damascus Centre swaps and $0 for the Rotunda cap, all of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at July 31, 2019. At July 31, 2019, the swap contracts for the Regency and Station Place were in the counterparties’ favor. If FREIT had terminated these contracts at that date, it would have realized losses of approximately $641,000 for the Regency swap and $733,000 for the Station Place swap, all of which have been included as a liability in FREIT’s condensed consolidated balance sheet as at July 31, 2019.

The change in the fair value for the interest rate swap contracts (gain or loss) during such period has been included in comprehensive income and for the nine and three months ended July 31, 2019, FREIT recorded an unrealized loss of $5,210,000 and $2,025,000, respectively, in comprehensive income. The change in the fair value of the Rotunda interest rate cap contract (gain or loss) during such periods has been included in the condensed consolidated statement of income and for the nine and three months ended July 31, 2019, FREIT recorded an unrealized loss of approximately $160,000 and $1,000, respectively. For the nine and three months ended July 31, 2018, FREIT recorded an unrealized gain of $2,661,000 and $123,000, respectively, in comprehensive income representing the change in fair value of the swaps during such periods. For the year ended October 31, 2018, FREIT recorded an unrealized gain of $3,113,000 in comprehensive income representing the change in fair value of the swaps during such period with a corresponding asset of approximately $2,452,000 for the Preakness Shopping Center swap, $955,000 for the Damascus Center swaps, $408,000 for the Regency swap and $460,000 for the Station Place swap as of October 31, 2018. For the year ended October 31, 2018, FREIT recorded an unrealized gain of $72,000 in the condensed consolidated statement of income representing the change in the fair value of the Rotunda interest rate cap contract during such period with a corresponding asset of approximately $159,000 as of October 31, 2018.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: After careful consideration of FREIT’s projected operating results and cash needs, the Board of Trustees declared a third quarter dividend of $0.125 per share, which will be paid on September 13, 2019 to shareholders of record on September 1, 2019. The Board will continue to evaluate the dividend on a quarterly basis.

STOCK OPTION PLAN

On April 5, 2018, FREIT shareholders approved an amendment to FREIT’s Equity Incentive Plan (the “Plan”) reserving an additional 300,000 shares for issuance under the Plan. As of July 31, 2019, 442,060 shares are available for issuance under the Plan.

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

	For the Nine Months Ended July 31,			For the Three Months Ended July 31,
	2019	2018		2019	2018
	(In Thousands, Except Per Share)			(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$1,530	$618		$265	$111
Depreciation of consolidated properties	8,413	8,573		2,806	3,029
Amortization of deferred leasing costs	400	497		140	197
Distributions to minority interests	(686)	(429	)(b)	—	(89)
Gain on sale of property	(836)	—		—	—
FFO	$8,821	$9,259		$3,211	$3,248

Per Share - Basic and Diluted	$1.27	$1.35		$0.46	$0.47

(a) As prescribed by NAREIT.
(b) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $6 million related to the refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership which is a consolidated subsidiary. See Note 8 to the condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$8,821	$9,259	$3,211	$3,248
Deferred rents (Straight lining)	(313)	(355)	(126)	(182)
Capital Improvements - Apartments	(489)	(575)	(204)	(337)
AFFO	$8,019	$8,329	$2,881	$2,729

Per Share - Basic and Diluted	$1.16	$1.21	$0.41	$0.40

Weighted Average Shares Outstanding:
Basic	6,932	6,876	6,950	6,890
Diluted	6,932	6,876	6,951	6,890

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2019. The Company implemented a new accounting and reporting system and updated the relevant controls in the third quarter of Fiscal 2019. The change in FREIT’s internal control over financial reporting during the period covered by this report has not materially affected, or is not reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2019, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 6, 2019
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)