Form 10-K
period 2019-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2020-01-21
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25043

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
(Exact name of registrant as specified in its charter)

New Jersey	22-1697095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Main Street, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

                                   201-488-6400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
--	--	--

Securities registered pursuant to Section 12(g) of the Act:

               Shares of Beneficial Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $95 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2019, the last business day of the registrant’s most recently completed second quarter.

As of January 21, 2020, the number of shares of beneficial interest outstanding was 6,787,540.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Shareholders to be held on April 2, 2020 are incorporated by reference in Part III of this Annual Report.

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

On January 14, 2020, FREIT reached a definitive agreement to sell 100% of seven apartment properties (“the Apartment Portfolio”) for an aggregate purchase price of $266.5 million to an affiliate of Kushner Companies (the “Purchaser”), subject to certain adjustments, including reductions for the amount of certain mortgage loans assumed by the Purchaser. The Board of Trustees concurrently approved a plan of voluntary liquidation, pursuant to which the Trust is authorized, upon the effectiveness of the plan of voluntary liquidation, to sell, or otherwise dispose of, all of the Trust’s remaining assets for cash, notes or such other assets, upon such terms as the Board may deem advisable. The sale of the Apartment Portfolio and the plan of voluntary liquidation are subject to the approval of the Trust’s shareholders. (See Note 15 to FREIT’s consolidated financial statements for further details.)

FREIT Website: All of FREIT’s Securities and Exchange Commission filings for the past three years are available free of charge on FREIT’s website, which can be accessed at http://www.FREITNJ.com.

Fiscal Year 2019 Developments

(i)	FINANCING
(a)	On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

(b)	On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, requires monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020.
(ii)	ROTUNDA

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing, at the time that the property was acquired, a building with approximately 137,000 sq. ft. of office space and approximately 83,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. The residential section reached a stabilized level of occupancy of approximately 94% by the end of the third quarter of Fiscal 2018. The retail space continues to lease-up and is approximately 86.5% leased and 84.1% occupied as of October 31, 2019. FREIT expects Rotunda’s retail operations to stabilize in 2020.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 8 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 4.84%. (See Note 5 to FREIT’s consolidated financial statements for further details.)

(iii)	DISPOSITIONS & ACQUISITIONS
On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. FREIT distributed and paid approximately $676,000 of this gain by way of a one-time special dividend in connection with and in anticipation of the closing of the sale of the Patchogue property of $0.10 per share. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated the building in December 2015. (See Note 2 to FREIT’s consolidated financial statements for further details.)
(iv)	SPECIAL COMMITTEE FORMATION
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

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2019 is included in Note 13 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2019, FREIT’s real estate holdings included (i) eight (8) apartment buildings or complexes containing a total of 1,437 apartment units, (ii) eight (8) commercial properties (retail and office) containing a total of approximately 1,280,000 square feet of leasable space, including one (1) one-acre parcel subject to a ground lease, and (iii) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Grande Rotunda, LLC: FREIT owns a 60% membership interest in Grande Rotunda, LLC, which owns a 295,000 square foot mixed use property (office and retail) and a 379-unit residential apartment complex in Baltimore, Maryland that substantially completed a major redevelopment and expansion project at the property in the third quarter of Fiscal 2016.

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

Berdan Court, LLC: FREIT owns a 100% membership interest in Berdan Court, LLC, which owns a 176-unit residential apartment complex located in Wayne, New Jersey.

Employees

On October 31, 2019, FREIT and its subsidiaries had thirty-two (32) full-time employees and eleven (11) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Robert S. Hekemian, the Chairman of the Board and Chief Executive Officer of Hekemian, was the former Chairman and Chief Executive Officer of FREIT. Mr. Hekemian retired as Chairman and Chief Executive Officer of FREIT effective upon the conclusion of FREIT’s 2018 Annual Meeting of Shareholders held on April 5, 2018 (the “2018 Annual Meeting”). Robert S. Hekemian, Jr., the President of Hekemian, is a Trustee of FREIT, and succeeded Robert S. Hekemian as Chief Executive Officer of FREIT effective upon the conclusion of the 2018 Annual Meeting. Ronald J. Artinian, a Trustee of FREIT and the Chairman of the Audit Committee of the Board, succeeded Robert S. Hekemian as Chairman of the Board effective upon the conclusion of the 2018 Annual Meeting. On February 7, 2019, Donald W. Barney retired and resigned as President, Chief Financial Officer, Treasurer and a Trustee of FREIT. The Board of Trustees appointed Allan Tubin, the Chief Financial Officer of Hekemian, as the Chief Financial Officer and Treasurer of the Trust and Robert S. Hekemian, Jr. as President of the Trust. As a result, Robert S. Hekemian, Jr. holds the offices of both Chief Executive Officer and President of FREIT.

Pursuant to the terms of a Consulting Agreement between Robert S. Hekemian and the Trust, Mr. Hekemian served the Trust in a consulting capacity effective April 5, 2018 through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). In addition, in connection with the termination of Mr. Hekemian’s service to the Trust under the Consulting Agreement in December 2019, Mr. Hekemian’s accrued plan benefits under the Trust’s Deferred Fee Plan became payable to him. See Note 11 for a more complete description of the Deferred Fee Plan.

Robert S. Hekemian, Jr., Chief Executive Officer and President, Ronald J. Artinian, Chairman of the Board, Allan Tubin, Treasurer and Chief Financial Officer, and John A. Aiello, Esq., Secretary and Executive Secretary, are the executive officers of FREIT. FREIT does not retain the services of its executive officers on an exclusive basis, and accordingly FREIT’s executive officers are permitted to engage in other business activities as all of their business activities are not devoted to FREIT. Please see “Item 10 – Directors, Executive Officers and Corporate Governance,” for additional information about FREIT’s executive officers. Hekemian  & Co., Inc. has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement” below.

Management Agreement

On April 10, 2002, FREIT and Hekemian executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement was renewed on November 1, 2019 for a two-year term, which will expire on October 31, 2021. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. Hekemian currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provided for Resources to receive a fee equal to 6.375% of the development costs as defined in the development agreement, less the amount of $3 million previously paid to Hekemian for the Rotunda project. In addition, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda redevelopment project. Grande Rotunda, LLC paid $500,000 of this fee to Resources in Fiscal 2013 and the balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of this project. A final certificate of occupancy was issued in Fiscal 2016; however, Resources agreed to defer the payment of the $900,000 balance of this fee. Grande Rotunda, LLC paid the $900,000 portion of this fee to Resources in February 2018 in connection with the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation. Additionally, Grande Rotunda, LLC paid Resources the amount of approximately $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof. The minority ownership interest of Grande Rotunda, LLC is owned by Rotunda 100, LLC, which is principally owned by employees of Hekemian, including Allan Tubin, FREIT’s Chief Financial Officer, and certain members of the immediate family of Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT, Robert S. Hekemian, Jr., Chief Executive Officer, President and a Trustee of FREIT, and David

Hekemian, a Trustee of FREIT. The members of the Hekemian family have majority management control of this entity (Rotunda 100, LLC). (See Note 8 to FREIT’s consolidated financial statements.)

Robert S. Hekemian, a former consultant of FREIT, was the Chairman of the Board and Chief Executive Officer of Hekemian. Mr. Hekemian owned approximately 0.2% of all of the issued and outstanding shares of Hekemian. Robert S. Hekemian, Jr., the Chief Executive Officer and a Trustee of FREIT, is the President of Hekemian, and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian. David Hekemian, a Trustee of FREIT, is a Principal of Hekemian, and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian.

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2019, FREIT’s aggregate outstanding mortgage debt was $352.8 million, which bears a weighted average interest rate of 4.51% and an average life of 4.4 years. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2019 with respect to each of these properties.

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

As of October 31, 2019, the following table lists the ten (10) largest commercial tenants, which account for approximately 51.1% of FREIT’s leased commercial rental space and 38.4% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Stores, Inc.	Westridge Square	85,992	3.5%
Kmart Corporation	Westwood Plaza	84,254	1.7%
Stop & Shop Supermarket Co.	Preakness	61,020	3.3%
Safeway Stores, Inc.	Damascus Center	58,358	5.1%
H-Mart Frederick, LLC	Westridge Square	55,300	3.3%
The Association of Universities for Reseach in Astronomy	Rotunda	51,520	7.8%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	4.6%
Cobb Theaters IV LLC	Rotunda	35,000	4.3%
TJ MAXX	Westwood Plaza	28,480	3.1%
T-Bowl, Inc.	Preakness	27,195	1.7%

(C)	Renewal of Leases and Reletting of Space

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

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten-year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification provided for a $250,000 reduction in annual rent over the renewed term. (See Note 14 to FREIT’s consolidated financial statements.)

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

Wayne PSC expects to re-position this space and re-lease it to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated annual rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is re-leased. (See Note 14 to FREIT’s consolidated financial statements.)

There were no other material lease expirations during Fiscal 2019 and Fiscal 2018. There are no additional material lease expirations expected during Fiscal 2020.

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

This property is in a Flood Hazard Zone. FREIT maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods. FREIT acquired the Westwood Plaza property in 1988, and the property has not experienced any flooding that gave rise to any claims under FREIT’s flood insurance in this time period.

(ii)	Other

a) The State of New Jersey has adopted an underground fuel storage tank law and various regulations with respect to underground storage tanks.

FREIT no longer has underground storage tanks on any of its properties.

Within the last twelve months, FREIT has conducted environmental audits for all of its properties. The environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require any further remediation pursuant to any applicable federal or state law or regulation.

b) FREIT has determined that several of its properties contain lead based paint (“LBP”). FREIT has obtained lead-free interior certifications with respect to all properties that were found to contain LBP, certifying that such properties contain no LBP on the interior surfaces. FREIT believes that it complies with all federal, state and local requirements as they pertain to LBP.

FREIT does not believe that the environmental conditions described in subparagraphs (i) - (ii) above will have a material adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

(B)	Rent Control Ordinances

Each of the apartment buildings or complexes owned by FREIT or an affiliate of FREIT, is subject to some form of rent control ordinance which limits the amount by which FREIT or an affiliate of FREIT, can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT or an affiliate of FREIT can charge for vacated units, except for The Regency, Westwood Hills, The Boulders at Rockaway, Station Place and Icon which are not subject to any rent control law or regulation.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. The U.S. economy has continued to show signs of growth and improvement over the past year. The following U.S. developments and factors are positive: (a) the improvement in the housing market is expected to continue and drag along ancillary services; (b) falling energy prices helping keep inflation low; (c) increasing consumer confidence should continue to push spending modestly higher; (d) private sector employment is expected to continue to grow steadily; and (e) credit availability has improved. These factors should aid economic growth in the United States. However, there are factors that can be a drag on long-term economic growth, including, without limitation: (i) continued political gridlock in the federal government; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) a dramatic international crisis; (v) increasing concerns regarding terrorism; (vi) rising healthcare costs; and (vii) impact of trade policies.

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

As of October 31, 2019, FREIT had approximately $212.1 million of non-recourse mortgage debt subject to fixed interest rates, and approximately $140.7 million of variable interest rate debt of which $118.5 million related to the outstanding loan balance on the Grande Rotunda, LLC loan with Aareal Capital. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent, FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent, FREIT is unable to refinance its indebtedness on acceptable terms, FREIT might need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $13 million credit line (of which $13 million was available as of October 31, 2019), and several of its loan agreements are required to meet or maintain certain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants. (See Note 5 to FREIT’s consolidated financial statements.)

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

FREIT also faces competition with respect to its residential properties based on a variety of factors, including perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing apartment complexes; the proximity of commercial shopping centers; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. Certain of these factors, such as the availability of amenities in the area surrounding a residential property, are not within FREIT’s control.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders. Within the last twelve months, FREIT has conducted environmental audits for all of its properties. The environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require any further remediation pursuant to any applicable federal or state law or regulations.

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

Residential Apartment Properties as of October 31, 2019:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/19	Average Monthly Rent per Unit @ 10/31/19	Average Monthly Rent per Unit @ 10/31/18	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Berdan Court (1)	1965	176	95.6%	$1,844	$1,869	$28,815 (7)	$1,622
Wayne, NJ

Regency Club	2014	132	97.7%	$1,702	$1,672	$15,588	$18,735
Middletown, NY

Steuben Arms	1975	100	97.4%	$1,611	$1,563	$10,021	$755
River Edge, NJ

Westwood Hills (2)	1994	210	95.6%	$1,936	$1,872	$19,617	$8,934
Westwood Hills, NJ

Pierre Towers (3)	2004	266	93.6%	$2,448	$2,444	$48,000 (8)	$36,661
Hackensack, NJ

Boulders (4)	2006	129	94.6%	$2,130	$2,110	$15,615	$15,276
Rockaway, NJ

Icon (5)	2016	379	95.1%	$2,132	$2,070	$65,186 (9)	$86,462
Baltimore, Maryland

Station Place (6)	2017	45	92.8%	$2,975	$2,985	$12,350 (10)	$19,035
Red Bank, NJ

(1) Berdan Court is 100% owned by Berdan Court, LLC, which is 100% owned by FREIT.
(2) FREIT owns a 40% equity interest in Westwood Hills.
(3) Pierre Towers is 100% owned by S And A Commercial Associates LP, which is 65% owned by FREIT.
(4) Construction completed in August 2006 on land acquired in 1963 / 1964.
(5) FREIT owns a 60% equity interest in Grande Rotunda, LLC. A major redevelopment and expansion project was substantially completed in the third quarter of Fiscal 2016, in which a 379-unit residential complex was constructed upon property acquired in 2005.
(6) Station Place is 100% owned by Station Place on Monmouth, LLC, which is 100% owned by FREIT.
(7) On August 26, 2019, Berdan Court, LLC (“Berdan Court”), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This loan has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. (See Note 5 to FREIT’s consolidated financial statements.)
(8) On January 8, 2018, Pierre Towers, LLC (“Pierre”), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. (See Note 5 to FREIT’s consolidated financial statements.)
(9) On February 7, 2018, Grande Rotunda, LLC, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At October 31, 2019, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. Approximately 55% of this outstanding loan balance was allocated to the residential segment based on the appraisal. (See Note 5 to FREIT’s consolidated financial statements.)
(10) On December 7, 2017, Station Place on Monmouth, LLC closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 5 to FREIT’s consolidated financial statements.)

Commercial Properties as of October 31, 2019:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/19	Average Annualized Rent per Sq. Ft. @ 10/31/19*	Average Annualized Rent per Sq. Ft. @ 10/31/18 *	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)

Glen Rock, NJ	1962	4,672	100.0%	$24.30	$24.85	None (1)	$85

Franklin Crossing	1966 (2)	87,661	91.6%	$21.87	$22.15	None (1)	$6,714
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	92.7%	$13.28	$13.15	$18,973	$7,121
Westwood, NJ

Westridge Square (3)	1992	252,733	92.0%	$13.01	$13.43	$22,200 (7)	$13,398
Frederick, MD

Preakness Center (4)	2002	322,142	60.9%	$18.51	$17.97	$23,737	$24,787
Wayne, NJ

Damascus Center (5)	2003	143,815	85.6%	$22.57	$21.45	$19,354	$26,136
Damascus, MD

The Rotunda (6)	2005	294,500	83.3%	$28.41	$28.24	$53,334 (8)	$64,668
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Land lease

* Average annualized rent per sq. ft. includes the impact of straight-line rent escalations and the amortization of rent concessions and abatements. The average rent per square foot at October 31, 2018 has been adjusted for comparability purposes to conform to the presentation at October 31, 2019.

(1) Security for draws against FREIT's Credit Line. As of October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.
(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,661 sq. ft. center that opened in October 1997.
(3) FREIT owns a 100% interest in WestFREIT Corp, that owns the center.
(4) FREIT owns a 40% equity interest in Wayne PSC, LLC, that owns the center.
(5) FREIT owns a 70% equity interest in Damascus Centre, LLC, that owns the center. A major renovation and expansion project was completed in November 2011.
(6) FREIT owns a 60% equity interest in Grande Rotunda, LLC, that owns the center. A major redevelopment and expansion project was substantially completed in the third quarter of Fiscal 2016, which included modernization of the office building containing 137,000 sq. ft. of office space and approximately 83,000 sq. ft. of retail space on the lower level of the building and an additional 75,000 square feet of new retail space.
(7) On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. The extension of this loan requires monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020. (See Note 5 to FREIT’s consolidated financial statements.)
(8) On February 7, 2018, Grande Rotunda, LLC, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At October 31, 2019, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. Approximately 45% of this outstanding loan balance was allocated to the commercial segment based on the appraisal. (See Note 5 to FREIT’s consolidated financial statements.)

Supplemental Segment Information:

Commercial lease expirations at October 31, 2019 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	13	13,243	1.3%	$ 323,686	$ 24.44
2020	13	37,738	3.6%	$ 952,337	$ 25.24
2021	31	120,021	11.5%	$ 3,010,707	$ 25.08
2022	27	252,567	24.1%	$ 2,735,047	$ 10.83
2023	24	67,828	6.5%	$ 1,943,880	$ 28.66
2024	20	89,865	8.6%	$ 1,955,738	$ 21.76
2025	10	37,928	3.6%	$ 928,136	$ 24.47
2026	10	81,729	7.8%	$ 1,354,132	$ 16.57
2027	9	67,432	6.4%	$ 1,532,473	$ 22.73
2028	15	47,476	4.5%	$ 1,278,950	$ 26.94
2029	11	95,101	9.1%	$ 1,689,925	$ 17.77
2030	1	55,300	5.3%	$ 663,600	$ 12.00
2031	1	17,550	1.7%	$ 403,650	$ 23.00
2032	2	24,846	2.4%	$ 459,876	$ 18.51
2033	1	4,365	0.4%	$ 130,950	$ 30.00
2037	1	35,000	3.3%	$ 875,000	$ 25.00

Land Under Development and Vacant Land as of October 31, 2019:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)	All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its revenue from any single lease agreement.

In Fiscal 2019, 2018 and 2017, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within both the residential and commercial segment, the Rotunda property in Baltimore, Maryland, accounted for 29.3% for Fiscal 2019, 26.8% for Fiscal 2018 and 19.1% for Fiscal 2017 of total consolidated revenue.

Although FREIT’s general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT’s and its shareholders’ best interests. See “Business- Disposition” under Item 1 above. With respect to FREIT’s future acquisition and development activities, FREIT will evaluate various real estate opportunities, which FREIT believes would increase FREIT’s revenues and earnings, as well as complement and increase the overall value of FREIT’s existing investment portfolio. See “Business - Special Committee Formation” under Item 1(a)(iv) above and “Special Committee Formation” under Item 7 for additional information.

Except for the TD Bank branch located in Rockaway, New Jersey, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

FREIT and its subsidiaries’ commercial properties have sixteen (16) anchor/major tenants, which account for approximately 58.6% of the space leased. The balance of the space is leased to one hundred sixty-seven (167) satellite and office tenants. The following table lists the anchor/major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leasable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	252,733	Burlington Stores, Inc.	19
Frederick, MD			H-Mart
			Gold's Gym
Franklin Crossing	(SC)	87,661	Stop & Shop	18
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,275	Kmart Corp	13
Westwood, NJ			TJMaxx
Preakness Center (1)	(SC)	322,142	Stop & Shop	28
Wayne, NJ			CVS
			Annie Sez
			Wayne Movietown
Damascus Center (2)	(SC)	143,815	Safeway Stores	26
Damascus, MD
The Rotunda (3)	(O)	137,307	iHeartMedia+Entertainment, Inc. (f/k/a Clear Channel Broadcasting Inc.)	40
Baltimore, MD			The Association of Universities For Research in Astronomy, Inc.

	(SC)	157,193	Walgreen Corporation	21
			Mom's Organic Market
			Cobb Theatres

Glen Rock, NJ	(SC)	4,672	—	2

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

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, an 91.1% occupancy rate with respect to FREIT’s available apartment units. The lower average occupancy level is attributed to the continued lease-up at the Icon over the past three years as a result of the major redevelopment and expansion project at the Rotunda which was completed in the third quarter of Fiscal 2016. The Icon reached a stabilized level of occupancy of approximately 94% by the end of the third quarter of Fiscal 2018.

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

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 21, 2020, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2019
First Quarter	$15.80	$16.50
Second Quarter	$16.75	$17.50
Third Quarter	$17.25	$18.40
Fourth Quarter	$17.25	$18.20

	Bid	Asked
Fiscal Year Ended October 31, 2018
First Quarter	$14.80	$16.00
Second Quarter	$15.30	$16.00
Third Quarter	$16.55	$17.15
Fourth Quarter	$15.62	$16.00

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the Board. Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. For Fiscal 2019, FREIT paid/declared an annual dividend of $0.60 per share. In Fiscal 2018 and Fiscal 2017, FREIT paid/declared an annual dividend of $0.15 per share for each fiscal year. For Fiscal 2016 and Fiscal 2015, FREIT paid/declared an annual dividend of $1.20 per share for each fiscal year.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2019 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2019	2018	2017	2016	2015
	(In Thousands)
Total assets	$390,618	$392,073	$372,957	$367,971	$352,115

Mortgage loans	$352,790	$350,504	$323,435	$329,719	$307,899

Common equity	$15,715	$21,488	$17,838	$2,834	$7,544

Weighted average shares outstanding:
Basic	6,940	6,883	6,833	6,783	6,778
Diluted	6,940	6,883	6,833	6,784	6,778

INCOME STATEMENT DATA:
Years Ended October 31,	2019	2018	2017	2016	2015
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue from real estate operations	$60,277	$57,997	$51,634	$46,254	$44,783

Expenses:
Real estate operations	26,062	24,883	26,233	21,797	21,062
Lease termination fee	—	—	620	—	—
Straight line rent adjustment - bankrupt tenant	—	—	—	—	1,046
General and administrative expenses	4,049	2,305	2,129	2,034	2,029
Depreciation	11,339	11,515	10,669	7,852	6,883
Total expenses	41,450	38,703	39,651	31,683	31,020

Operating income	18,827	19,294	11,983	14,571	13,763

Investment income	360	267	206	150	150
Unrealized (loss) gain on interest rate cap contract	(160)	72	—	—	—
Gain on sale of property	836	—	15,395	314	—
Loan prepayment costs relating to property sale	—	—	(1,139)	—	—
Interest expense including amortization
of deferred financing costs	(18,070)	(18,667)	(15,762)	(11,936)	(11,001)
Net income	1,793	966	10,683	3,099	2,912

Net (income) loss attributable to noncontrolling interests in subsidiaries	(6)	517	2,433	(94)	(281)
Net income attributable to common equity	$1,787	$1,483	$13,116	$3,005	$2,631

Earnings per share - basic and diluted	$0.26	$0.21	$1.92	$0.44	$0.39

Cash dividends declared per common share	$0.60	$0.15	$0.15	$1.20	$1.20

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The economic and financial environment: The U.S. economy grew an average annualized rate of 2.1% in the third quarter of 2019. Employment remains healthy with an unemployment rate at 3.6% in October 2019 and real income continues to grow at a solid pace. If the U.S. economy improves, the Federal Reserve may continue to increase lending rates which may affect the refinancing of mortgages coming due in the short-term and borrowings for other purposes.

Residential Properties: FREIT has aggressively increased rental rates on its stabilized properties resulting in FREIT’s rental rates continuing to show year-over-year increases at most of its properties. FREIT expects increases in rental rates to taper; however, the increased rental rates that are in place should positively impact future revenues.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT’s retail tenants, which could have an adverse impact on FREIT.

Special Committee Formation: On March 28, 2019, FREIT announced that its Board established a Special Committee to explore strategic alternatives focusing on maximizing shareholder value. The Special Committee is comprised solely of independent Trustees and is charged with exploring potential strategic transactions involving FREIT, including, without limitation, a potential sale of FREIT, a business combination involving FREIT or other alternatives for maximizing shareholder value, and determining whether a potential strategic transaction is in the best interests of FREIT and its shareholders. The members of the Special Committee are Ronald J. Artinian, Richard J. Aslanian, David F. McBride and Justin F. Meng. The Special Committee has engaged HFF Securities L.P. as the Special Committee’s financial advisor, and the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP as legal counsel to the Special Committee. There can be no assurance that the Special Committee’s exploration of potential strategic transactions will result in any transaction being consummated. FREIT does not intend to discuss or disclose any developments with respect to the Special Committee’s functions or activity, unless and until otherwise determined that further disclosure is appropriate or required by regulation or law. There is no formal timetable for the Special Committee’s completion of its exploration of potential strategic transactions.

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The construction at the Rotunda development project began in September 2013 and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy of approximately 94%. The retail space continues to lease-up and is approximately 86.5% leased and 84.1% occupied as of October 31, 2019. FREIT expects Rotunda’s retail operations to stabilize in 2020.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 8 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 4.84%.

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

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

On January 8, 2018, Pierre Towers, LLC (“Pierre”), owned by S And A Commercial Associates Limited Partnership (“S&A”), which is a consolidated subsidiary, refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000, which was reimbursed by New York Life when the loan closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes.

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

On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank. The material terms of the modification were: (i) FREIT guarantees $2,350,000 of the outstanding principal balance of the loan; and (ii) the loan’s Debt Service Coverage Ratio (“DSCR”) covenants are reduced to a single test that will be tested semi-annually (commencing with the six-month period ending April 30, 2019) and require a DSCR of 1.2 / 1.0 based on actual debt service. Prior to this modification, the loan’s DSCR covenants were calculated using the greater of the actual debt service or other hypothetical debt service measures, as provided in the loan agreement, that were to be tested quarterly. As previously disclosed in FREIT’s current report on Form 8-K filed with the SEC on January 24, 2019, Station Place had not been in compliance with the loan covenants as of October 31, 2018, and the modification waives all previous non-compliance. If the DSCR should fall below 1.2 / 1.0, Provident Bank, at its discretion, may require a current appraisal of the Station Place property. If the loan balance exceeds 85% loan-to-value (“L-T-V”) based on the appraised value, Station Place may be required to resize the loan to bring the L-T-V into compliance by paying down the outstanding principal balance of the loan, posting a letter of credit, or providing additional collateral to Provident Bank. As of October 31, 2019, Station Place was in compliance with this covenant.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as of October 31, 2019 and October 31, 2018, and for the years ended October 31, 2019, 2018 and 2017. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Results of Operations:

Fiscal Years Ended October 31, 2019 and 2018

Summary revenues and net income for the fiscal years ended October 31, 2019 (“Fiscal 2019”) and October 31, 2018 (“Fiscal 2018”) are as follows:

	Years Ended October 31,
	2019	2018	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$27,122	$26,149	$973
Residential properties	33,155	31,848	1,307
Total real estate revenues	60,277	57,997	2,280

Operating expenses:
Real estate operations	26,062	24,883	1,179
General and administrative	4,049	2,305	1,744
Depreciation	11,339	11,515	(176)
Total operating expenses	41,450	38,703	2,747

Operating income	18,827	19,294	(467)

Investment income	360	267	93
Unrealized (loss) gain on interest rate cap contract	(160)	72	(232)
Gain on sale of property	836	—	836
Financing costs	(18,070)	(18,667)	597
Net income	1,793	966	827

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(6)	517	(523)
Net income attributable to common equity	$1,787	$1,483	$304

Earnings per share - basic and diluted:	$0.26	$0.21	$0.05

Weighted average shares outstanding:
Basic and diluted	6,940	6,883

Real estate revenue for Fiscal 2019 increased 3.9% to $60,277,000 compared to $57,997,000 for Fiscal 2018. The increase in revenue was primarily attributable to an increase in the average occupancy rate at the Rotunda property resulting from the lease-up of the residential units and retail space at the property.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2019 was $1,787,000 ($0.26 per share basic and diluted), compared to $1,483,000 ($0.21 per share basic and diluted) for Fiscal 2018.

The schedule below provides a detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2019 and 2018:

NET INCOME COMPONENTS
	Years Ended October 31,
	2019	2018	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$15,427	$14,288	$1,139
Residential properties	18,788	18,826	(38)
Total income from real estate operations	34,215	33,114	1,101

Financing costs:
Fixed rate mortgages	(8,953)	(10,248)	1,295
Floating rate mortgages	(7,384)	(5,368)	(2,016)
Floating rate - Rotunda construction loan	—	(1,321)	1,321
Credit line	—	(28)	28
Other - Corporate interest	(594)	(652)	58
Mortgage cost amortization	(1,139)	(1,050)	(89)
Total financing costs	(18,070)	(18,667)	597

Investment income	360	267	93
Unrealized (loss) gain on interest rate cap contract	(160)	72	(232)

General & administrative expenses:
Accounting fees	(654)	(544)	(110)
Legal & professional fees	(135)	(121)	(14)
Trustees and consultant fees	(1,164)	(989)	(175)
Stock option expense	(124)	(130)	6
Special committee expenses	(1,416)	—	(1,416)
Corporate expenses	(556)	(521)	(35)
Total general & administrative expenses	(4,049)	(2,305)	(1,744)

Depreciation	(11,339)	(11,515)	176
Adjusted net income	957	966	(9)

Gain on sale of property	836	—	836
Net income	1,793	966	827

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(6)	517	(523)
Net income attributable to common equity	$1,787	$1,483	$304

Adjusted net income for Fiscal 2019 was $957,000 ($0.14 per share basic and diluted) compared to $966,000 ($0.14 per share basic and diluted) for Fiscal 2018. Adjusted income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain related to the sale of the property in Patchogue, New York in Fiscal 2019. The slight decrease in adjusted net income for Fiscal 2019 was primarily driven by the following: real estate tax credits and refunds related to the Icon at the Rotunda property in the amount of approximately $1.1 million received in Fiscal 2018 related to Fiscal 2017 (with a consolidated impact to FREIT of approximately $0.7 million); general and administrative expense increase in the amount of approximately $1.7 million, primarily attributable to $1.4 million in Special Committee expenses related to advisory and legal fees incurred in Fiscal 2019; interest expense increase on the loan on the Rotunda property in the amount of approximately $0.6 million resulting primarily from an increase in interest rates as compared to the prior year; offset by an increase in revenue of approximately $2.3 million as explained above and Fiscal 2018 being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of $0.8 million) related to the Pierre Towers, LLC loan refinancing. Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2019, as compared to Fiscal 2018 (See below for definition of NOI):

	Commercial						Residential				Combined
	Years Ended						Years Ended				Years Ended
	October 31,				Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2019		2018		$	%	2019	2018	$	%	2019	2018
	(In Thousands)						(In Thousands)				(In Thousands)
Rental income	$20,324		$19,379		$945	4.9%	$32,592	$31,283	$1,309	4.2%	$52,916	$50,662
Reimbursements	6,295		5,989		306	5.1%	134	104	30	28.8%	6,429	6,093
Other	73		96		(23)	-24.0%	449	541	(92)	-17.0%	522	637
Total revenue	26,692		25,464		1,228	4.8%	33,175	31,928	1,247	3.9%	59,867	57,392

Operating expenses	11,694		11,861		(167)	-1.4%	14,368	13,022	1,346	10.3%	26,062	24,883
Net operating income	$14,998		$13,603		$1,395	10.3%	$18,807	$18,906	$(99)	-0.5%	33,805	32,509
Gain on sale of property	$836		$—		$836	100.0%	$—	$—	$—	0.0%	836	—

Average Occupancy %	81.5	%*	80.6	%*		0.9%	95.2%	94.4%		0.8%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	410	605
Investment income	360	267
Unrealized (loss) gain on interest rate cap contract	(160)	72
General and administrative expenses	(4,049)	(2,305)
Depreciation	(11,339)	(11,515)
Financing costs	(18,070)	(18,667)
Net income	1,793	966
Net (income) loss attributable to noncontrolling interests	(6)	517
Net income attributable to common equity	$1,787	$1,483

 *Average occupancy rate excludes the Patchogue, New York property from all periods presented as the property was sold in February 2019.

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

COMMERCIAL SEGMENT

The commercial segment contains eight (8) separate properties. Seven of these properties are multi-tenanted retail or office centers, and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated the building in December 2015 (see Note 2 to FREIT’s consolidated financial statements for further details).

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2019 increased by 4.8% and 10.3%, respectively, as compared to Fiscal 2018. Average occupancy for all commercial properties increased by 0.9% as compared to Fiscal 2018. The increase in revenue and NOI was primarily attributable to an increase in occupancy at the Rotunda property resulting from the lease-up of the new retail space from an average annual occupancy of 73.8% in Fiscal 2018 to 82.3% in Fiscal 2019.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) The Patchogue property was excluded from same property results for Fiscal 2019 and 2018 because this property was sold in February 2019. Same property revenue and NOI for Fiscal 2019 increased by 4.8% and 8.2%, respectively, as compared to Fiscal 2018. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2019.

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	23	83,812	$16.99	$16.26	4.5%	$0.20	$0.50

Non-comparable leases	8	10,708	$33.35	N/A	N/A	$2.32	$1.62

Total leasing activity	31	94,520

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	15	28,845	$31.68	$29.06	9.0%	$0.40	$0.85

Non-comparable leases	4	14,590	$25.76	N/A	N/A	$5.16	$1.77

Total leasing activity	19	43,435

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions of existing tenant leases.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,437 apartment units. On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as the replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017, which completed the like-kind exchange pursuant to Section 1031 of the Internal Revenue Code (see Notes 2 and 3 to FREIT’s consolidated financial statements for further details).

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2019 increased by 3.9% and decreased by 0.5%, respectively, as compared to Fiscal 2018. Average occupancy for all residential properties increased by 0.8% as compared to Fiscal 2018. The increase in revenue for Fiscal 2019 was primarily attributable to: (a) an increase in the average occupancy at the Icon (the residential portion of the Rotunda property in Baltimore, Maryland) to 95.1% in Fiscal 2019 from 91.9% in Fiscal 2018; and (b) an increase in base rent across the residential properties. The slight decrease in NOI for Fiscal 2019 was primarily attributed to the real estate tax credits and refunds related to the Icon property at the Rotunda in the amount of $1.1 million received in Fiscal 2018 related to Fiscal 2017 (with a consolidated impact to FREIT of approximately $0.7 million) offset by a $1.2 million increase in revenue as explained above.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Station Place property is not included as same property, since it is a newly acquired property that had been in operation for less than a year in Fiscal 2018. Same property revenue and NOI increased by 3.8% and decreased by 0.3%, respectively, from Fiscal 2018. Average occupancy for same properties increased by approximately 0.9% as compared to Fiscal 2018. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, (excluding from both periods presented for comparability purposes, the Station Place property which was a newly acquired property that had been in operation for less than a year in Fiscal 2018), at the end of Fiscal 2019 and Fiscal 2018 were $1,949 and $1,902, respectively. For comparability purposes, the average residential rent for Fiscal 2018 has been restated to include the impact of the Icon. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $326,000 and $304,000, respectively.

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

FINANCING COSTS

	Years Ended October 31,
	2019	2018
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$8,763	$8,353
New	190	1,895
Variable rate mortgages:
1st Mortgages
Existing	7,384	1,071
New	—	4,297
Construction loan-Rotunda	—	1,321
Credit line	—	28
Other	594	652
Total financing costs, gross	16,931	17,617
Amortization of mortgage costs	1,139	1,050
Total financing costs, net	$18,070	$18,667

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2019 decreased 3.2% as compared to Fiscal 2018 which was primarily driven by Fiscal 2018 being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of $0.8 million) related to the Pierre Towers, LLC loan refinancing offset by an increase in Fiscal 2019 of approximately $0.6 million in interest expense on the Grande Rotunda, LLC loan resulting from an increase in the one-month LIBOR interest rate. (See Note 5 to FREIT’s consolidated financial statements for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2019 was $360,000 as compared to $267,000 for Fiscal 2018. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT, Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Trustee of FREIT, and David Hekemian, a Trustee of FREIT, for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and for their equity investments (through Damascus 100, LLC) in Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest). The secured loan receivable (including accrued interest) from Damascus 100 was repaid in the fourth quarter of Fiscal 2018.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

During Fiscal 2019, G&A was $4,049,000 as compared to $2,305,000 for Fiscal 2018. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees, and Special Committee fees. The increase in G&A expense in Fiscal 2019 was primarily attributed to expenses incurred by the Special Committee related to advisory and legal fees incurred.

DEPRECIATION

Depreciation expense from operations for Fiscal 2019 was $11,339,000 as compared to $11,515,000 for Fiscal 2018. The slight decrease in depreciation in Fiscal 2019 was primarily attributable to lower depreciation expense resulting from the sale of the Patchogue property in February 2019. (See Note 2 to FREIT’s consolidated financial statements for further details.)

Fiscal Years Ended October 31, 2018 and 2017

Summary revenues and net income for the fiscal years ended October 31, 2018 and October 31, 2017 (“Fiscal 2017”) are as follows:

	Years Ended October 31,
	2018	2017	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$26,149	$24,748	$1,401
Residential properties	31,848	26,886	4,962
Total real estate revenues	57,997	51,634	6,363

Operating expenses:
Real estate operations	24,883	26,233	(1,350)
Lease termination fee	—	620	(620)
General and administrative	2,305	2,129	176
Depreciation	11,515	10,669	846
Total operating expenses	38,703	39,651	(948)

Operating income	19,294	11,983	7,311

Investment income	267	206	61
Unrealized gain on interest rate cap contract	72	—	72
Gain on sale of property	—	15,395	(15,395)
Loan prepayment costs relating to property sale	—	(1,139)	1,139
Financing costs	(18,667)	(15,762)	(2,905)
Net income	966	10,683	(9,717)

Net loss attributable to noncontrolling
interests in subsidiaries	517	2,433	(1,916)
Net income attributable to common equity	$1,483	$13,116	$(11,633)

Earnings per share - basic and diluted:	$0.21	$1.92	$(1.71)

Weighted average shares outstanding:
Basic and diluted	6,883	6,833

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

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2018, as compared to Fiscal 2017:

	Commercial				Residential					Combined
	Years Ended				Years Ended					Years Ended
	October 31,		Increase (Decrease)		October 31,			Increase (Decrease)		October 31,
	2018	2017	$	%	2018	2017		$	%	2018	2017
	(In Thousands)				(In Thousands)					(In Thousands)
Rental income	$19,379	$18,247	$1,132	6.2%	$31,283	$26,476		$4,807	18.2%	$50,662	$44,723
Reimbursements	5,989	5,550	439	7.9%	104	47		57	121.3%	6,093	5,597
Other	96	317	(221)	-69.7%	541	363		178	49.0%	637	680
Total revenue	25,464	24,114	1,350	5.6%	31,928	26,886		5,042	18.8%	57,392	51,000

Operating expenses	11,861	11,791	70	0.6%	13,022	14,442		(1,420)	-9.8%	24,883	26,233
Net operating income	$13,603	$12,323	$1,280	10.4%	$18,906	$12,444		$6,462	51.9%	32,509	24,767
Gain on sale of property	$—	$—	$—	0.0%	$—	$15,395		$(15,395)	-100.0%	—	15,395
Loan prepayment costs relating to property sale	$—	$—	$—	0.0%	$—	$(1,139)		$1,139	100.0%	—	(1,139)

Average Occupancy %	76.8%	75.7%		1.1%	94.4%	83.8	%*		10.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	605	634
Lease termination fee	—	(620)
Investment income	267	206
Unrealized gain on interest rate cap contract	72	—
General and administrative expenses	(2,305)	(2,129)
Depreciation	(11,515)	(10,669)
Financing costs	(18,667)	(15,762)
Net income	966	10,683
Net loss attributable to noncontrolling interests	517	2,433
Net income attributable to common equity	$1,483	$13,116

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

RESIDENTIAL SEGMENT

FREIT operates eight (8) multi-family apartment buildings or complexes totaling 1,437 apartment units, which is inclusive of the Station Place property in Red Bank New Jersey, which was acquired in December 2017. On June 12, 2017, FREIT sold its Hammel Gardens property, a residential property located in Maywood, New Jersey, for a sales price of $17 million. The sale of this property, which had a carrying value of approximately $0.7 million, resulted in a capital gain of approximately $15.4 million net of sales fees and commissions. As a result of this sale, FREIT incurred a loan prepayment cost of approximately $1.1 million and paid off the related mortgage on the Hammel Gardens property in the amount of approximately $8 million from the proceeds of the sale. FREIT structured this sale in a manner that qualified it as a like-kind exchange of real estate pursuant to Section 1031 of the Internal Revenue Code. The 1031 exchange transaction resulted in a deferral for income tax purposes of the $15.4 million capital gain. The net proceeds from this sale, which were approximately $7 million, were held in escrow until a replacement property was purchased. A replacement property related to this like-kind exchange (Station Place) was acquired on December 7, 2017, and the sale proceeds held in escrow were applied to the purchase price of such property. (See Note 2 and 3 to FREIT’s consolidated financial statements.)

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

INVESTMENT INCOME

Investment income for Fiscal 2018 was $267,000 as compared to $206,000 for the prior year’s period. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including certain members of the immediate family of Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT, Robert S. Hekemian, Jr., the Chief Executive Officer and a Trustee of FREIT, and David Hekemian, a Trustee of FREIT, for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and for their equity investments (through Damascus 100, LLC) in Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest). The secured loan receivable (including accrued interest) from Damascus 100 was repaid in the fourth quarter of Fiscal 2018.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

During Fiscal 2018, G&A was $2,305,000 as compared to $2,129,000 for the prior year’s period. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consulting fees.

DEPRECIATION

Depreciation expense from operations for Fiscal 2018 was $11,515,000 as compared to $10,669,000 for the prior year’s period. The increase in depreciation was primarily attributable to additional retail tenant improvements at the Rotunda property being placed into service as the property continues to lease-up and the acquisition of Station Place in December 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13.8 million for Fiscal 2019 compared to $12.9 million for Fiscal 2018. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this Form 10-K.

As at October 31, 2019, FREIT had cash, cash equivalents and restricted cash totaling $42.5 million compared to $26.4 million at October 31, 2018. The increase in cash for Fiscal 2019 is primarily attributable to $13.8 million in net cash provided by operating activities and $4 million in net cash provided by investing activities after capital expenditures, offset by $1.7 million used in financing activities.

On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. In connection with and in anticipation of the closing of the sale of the Patchogue property, FREIT declared a one-time special dividend of $0.10 per share in the first quarter of Fiscal 2019. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated the building in December 2015. (See Note 2 to FREIT’s consolidated financial statements.)

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

On April 25, 2017, Wayne PSC announced it had agreed to a termination of Macy’s lease for the 81,160 square foot Macy’s store at the Preakness Shopping Center, effective as of April 15, 2017. To terminate the lease and take possession of the space, Wayne PSC paid Macy’s a termination fee of $620,000. Wayne PSC expects to re-position this space and re-lease to a new tenant (or multiple tenants) at market rents, which are currently higher than the rent provided for under the terminated Macy’s lease. FREIT will lose total consolidated annual rental income, including reimbursements, of approximately $0.2 million until such time as the space is fully re-leased. FREIT anticipates increased revenue from the space when it is re-leased. (See Note 14 to FREIT’s consolidated financial statements.)

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is Stop & Shop. On July 26, 2017, Stop  & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten-year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification provided for a $250,000 reduction in annual rent over the renewed term. (See Note 14 to FREIT’s consolidated financial statements.)

The Rotunda property in Baltimore, Maryland (owned by FREIT’s 60% owned consolidated affiliate Grande Rotunda, LLC) is an 11.5 acre site containing, at the time that the property was acquired, a building with approximately 137,000 sq. ft. of office space and approximately 83,000 sq. ft. of retail space on the lower level of the building. In September 2013, FREIT began construction to redevelop and expand this property and, with the exception of retail tenant improvements, the redevelopment was substantially completed in the third quarter of Fiscal 2016. The redevelopment and expansion plans included a modernization of the office building and smaller adjacent buildings, construction of 379 residential apartment rental units, an additional 75,000 square feet of new retail space, and 864 above level parking spaces. By the end of the third quarter of Fiscal 2018, the residential section reached a stabilized level of occupancy of approximately 94%. The retail space continues to lease-up and is approximately 86.5% leased and 84.1% occupied as of October 31, 2019. FREIT expects Rotunda’s retail operations to stabilize in 2020.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, a previous lender, required that Grande Rotunda, LLC contribute not less than $14,460,000 toward the construction before any construction loan proceeds could be disbursed. To secure these funds Grande Rotunda, LLC made a capital call on its members, which are FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounted to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounted to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and had a maturity date of June 19, 2015. On June 4, 2015, FREIT’s Board of Trustees approved an extension of the maturity date to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of the refinancing or sale of Grande Rotunda, LLC or the Rotunda property. Rotunda 100 is principally owned by employees of Hekemian & Co., including Allan Tubin, FREIT’s Chief Financial Officer, and certain members of the immediate family of Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT, Robert S. Hekemian, Jr., Chief Executive Officer, President and a Trustee of FREIT, and David Hekemian, a Trustee of FREIT. As of October 31, 2019, FREIT and Rotunda 100 have made their required capital contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital contributions as additional investments in Grande Rotunda, LLC.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2019 and 2018, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.7 million and $5.4 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying consolidated balance sheets.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 8 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 4.84%. (See Notes 5 and 6 to FREIT’s consolidated financial statements for further details).

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

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of October 31, 2019 and 2018, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: After careful consideration of FREIT’s Fiscal 2019 financial results, cash flow and projected cash needs, the Board of Trustees declared a fourth quarter dividend of $0.20 per share, which was paid on December 13, 2019 to shareholders of record on December 1, 2019. Specifically, over the course of the Trust’s history, the fourth quarter dividend takes into consideration the full fiscal year results, and as such, may not be indicative of future quarterly dividends. The Board will continue to evaluate the dividend on a quarterly basis.

As at October 31, 2019, FREIT’s aggregate outstanding mortgage debt was $352.8 million, which bears a weighted average interest rate of 4.51% and an average life of approximately 4.4 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2020	2021	2022	2023	2024	2025	2026	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$21.9	$137.6 (A)	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9	$25.9

(A) Includes loan on the Rotunda property located in Baltimore, Maryland in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2019 and 2018:

($ in Millions)	October 31, 2019	October 31, 2018

Fair Value	$352.9	$338.3

Carrying Value, Net	$349.9	$347.0

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2019, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $10 million, and a 1% decrease would increase the fair value by $10.7 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

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

On January 8, 2018, Pierre Towers, LLC (“Pierre”), owned by S And A Commercial Associates Limited Partnership (“S&A”), which is a consolidated subsidiary, refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre paid New York Life Insurance a good faith deposit in the amount of $960,000, which was reimbursed by New York Life when the loan closed in January 2018. The new loan has a term of ten years and bears a fixed interest rate equal to 3.88%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank to modify the loan’s DSCR covenants. (See Note 5 to the consolidated financial statements.)

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

FREIT has variable interest rate mortgages securing its Damascus Centre, Regency, Preakness Shopping Center and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($19,396,000 at October 31, 2019) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,588,000 at October 31, 2019) for the Regency swap, a notional amount of approximately $25,800,000 ($23,794,000 at October 31, 2019) for the Preakness Shopping Center swap and a notional amount of approximately $12,350,000 ($12,350,000 at October 31, 2019) for the Station Place swap.

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

FREIT has a variable interest rate loan securing its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at October 31, 2019) and a term of two years with the loan being hedged against having a balance of approximately $118,520,000 and a term of three years.

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2019, the interest rate cap contract for the Rotunda property, the swap contracts for the Damascus Centre, Regency, Station Place and Preakness Shopping Center properties were in the counterparties’ favor. If FREIT had terminated these contracts at that date, it would have realized losses of approximately $0 for the Rotunda cap, $179,000 for the Damascus Centre swaps, $860,000 for the Regency swap, $1,034,000 for the Station Place swap and $53,000 for the Preakness Shopping Center swap, all of which have been included as a liability in FREIT’s consolidated balance sheet as at October 31, 2019. The change in the fair value for the interest rate swap contracts (gain or loss) during such period has been included in comprehensive income and for the year ended October 31, 2019, FREIT recorded an unrealized loss of $6,400,000 in comprehensive income. The change in the fair value of the Rotunda interest rate cap contract (gain or loss) during such period has been included in the consolidated statement of income and for the year ended October 31, 2019, FREIT recorded an unrealized loss of approximately $160,000. For the year ended October 31, 2018, FREIT recorded an unrealized gain of $3,113,000 in comprehensive income representing the change in fair value of the swaps during such period with a corresponding asset of approximately $2,452,000 for the Preakness Shopping Center swap, $955,000 for the Damascus Center swaps, $408,000 for the Regency swap and $460,000 for the Station Place swap as of October 31, 2018. For the year ended October 31, 2018, FREIT recorded an unrealized gain of $72,000 in the consolidated statement of income representing the change in the fair value of the Rotunda interest rate cap contract during such period with a corresponding asset of approximately $160,000 as of October 31, 2018.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its line of credit and mortgage loans in place as of October 31, 2019 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$23,522	$3,722	$6,412	$4,843	$8,545
Balloon Payments	329,268	21,916	151,993	43,413	111,946
Total Long-Term Debt	$352,790	$25,638	$158,405	$48,256	$120,491

FREIT’s annual estimated cash requirements related to interest on its line of credit and mortgage loans in place as of October 31, 2019 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years

Interest on Fixed Rate Debt	$46,265	$7,969	$14,710	$10,285	$13,301
Interest on Variable Rate Debt (a)	7,778	6,238	1,540	—	—
Total Interest Obligations	$54,043	$14,207	$16,250	$10,285	$13,301

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

	Years Ended October 31,
	2019	2018		2017
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$1,793	$966		$10,683
Depreciation of consolidated properties	11,339	11,515		10,669
Amortization of deferred leasing costs	611	739		634
Distributions to minority interests	(686)	(626	)(b)	(420)
Gain on sale of property	(836)	—		(15,395)
Loan prepayment costs relating to property sale	—	—		1,139
FFO	$12,221	$12,594		$7,310

Per Share - Basic and Diluted	$1.76	$1.83		$1.07

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

Adjusted Funds From Operations ("AFFO")
FFO	$12,221	$12,594	$7,310
Deferred rents (Straight lining)	(410)	(605)	(634)
Capital Improvements - Apartments	(685)	(738)	(798)
Lease termination fee	—	—	620
AFFO	$11,126	$11,251	$6,498

Per Share - Basic and Diluted	$1.60	$1.63	$0.95

Weighted Average Shares Outstanding:
Basic and Diluted	6,940	6,883	6,833

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

STOCK OPTION PLAN

On April 5, 2018, FREIT shareholders approved amendments to FREIT’s Equity Incentive Plan (the “Plan”) to (a) increase the number of shares reserved for issuance thereunder by an additional 300,000 shares and (b) further extend the term of the Plan from September 10, 2018 to September 10, 2028. As of October 31, 2019, 442,060 shares are available for issuance under the Plan.

On May 3, 2018, the Board approved the grant of an aggregate of 38,000 non-qualified share options under the Plan to two members of the Board who were appointed to the Board during Fiscal 2018. The options have an exercise price of $15.50 per share, will vest in equal annual installments over a 5-year period, and will expire 10 years from the date of grant, which will be May 2, 2028. (See Note 10 to FREIT’s consolidated financial statements for further details.)

On March 4, 2019, the Board approved the grant of an aggregate of 5,000 non-qualified share options under the Plan to the Chairman of the Board. The options have an exercise price of $15.00 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be March 3, 2029. (See Note 10 to FREIT’s consolidated financial statements for further details.)

DISTRIBUTIONS TO SHAREHOLDERS

Since its inception in 1961, FREIT has elected to be treated as a REIT for federal income tax purposes. In order to qualify as a REIT, FREIT must satisfy a number of highly technical and complex operational requirements, including a requirement that FREIT must distribute to its shareholders at least 90% of its REIT taxable income. Although cash used to make distributions reduces amounts available for capital investment, FREIT generally intends to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends other than capital gains dividends, which are subject to capital gains rates. FREIT’s policy is to pass on at least 90% of its ordinary taxable income to shareholders. FREIT’s taxable income is untaxed at the trust level to the extent distributed to shareholders. FREIT’s dividends of ordinary taxable income will be taxed as ordinary income to its shareholders and FREIT’s capital gains dividends will be taxed as capital gains to its shareholders. FREIT’s Board of Trustees evaluates the dividend to be paid (if any) on a quarterly basis. After careful consideration of FREIT’s Fiscal 2019 financial results, cash flow and projected cash needs, the Board of Trustees declared a fourth quarter dividend of $0.20 per share, which was paid on December 13, 2019 to shareholders of record on December 1, 2019. Specifically, over the course of the Trust’s history, the fourth quarter dividend takes into consideration the full fiscal year results, and as such, may not be indicative of future quarterly dividends. The Board will continue to evaluate the dividend on a quarterly basis.

The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage of taxable income for those periods.

	Fiscal Years Ended October 31,
	2019	2018	2017
First Quarter	$0.150	$—	$0.15
Second Quarter	$0.125	$0.05	$—
Third Quarter	$0.125	$0.05	$—
Fourth Quarter	$0.200	$0.05	$—
Total For Year	$0.600	$0.15	$0.15

		(in thousands of dollars)						Dividends
Fiscal	Per	Total	Ordinary		Capital Gain	Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis	Income		Taxable Income
2019	$0.60	$4,173	$3,150	*	$910	$2,700	*	154.6%
2018	$0.15	$1,035	$1,035		$—	$630		164.3%
2017	$0.15	$1,024	$—		$—	$—		0.0%
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

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2019. The Company implemented a new accounting and reporting system and updated the relevant controls in the third quarter of Fiscal 2019. The change in FREIT’s internal control over financial reporting during the period covered by this report has neither materially affected, nor is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2019. EisnerAmper LLP, FREIT’s independent registered public accounting firm for Fiscal 2019, audited FREIT’s financial statements contained in this Form 10-K, and has issued the attestation report on FREIT’s internal control over financial reporting provided on the following page.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2019. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2019 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders

First Real Estate Investment Trust of New Jersey

Opinion on Internal Control over Financial Reporting

We have audited First Real Estate Investment Trust of New Jersey and Subsidiaries' (the "Company") internal control over financial reporting as of October 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries as of October 31, 2019 and 2018, and the related consolidated statements of income, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended October 31, 2019, and the related notes and the financial statement schedule identified in Item 15 and our report dated January 21, 2020 expressed an unqualified opinion.

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

January 21, 2020

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

The information required by this item is incorporated herein by reference to the sections titled "Election of Trustees" and “Section 16(a) Beneficial Ownership Reporting Compliance" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2020.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2020.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2020.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Party Transactions; Director Independence" in FREIT's Proxy Statement for its Annual Meeting to be held in April 2020.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” contained in FREIT’s Proxy Statement for its Annual Meeting to be held in April 2020.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey

Dated: January 21, 2020	By: /s/ Robert S. Hekemian, Jr.
Robert S. Hekemian, Jr. President and Chief Executive Officer (Principal Executive Officer)
By: /s/ Allan Tubin
Allan Tubin Chief Financial Officer and Treasurer (Principal Financial/Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Robert S. Hekemian, Jr. and Allan Tubin his true and lawful attorney-in-fact and agent for him and in his name, place an stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date
/s/ Robert S. Hekemian, Jr.	President, Chief Executive Officer	January 21, 2020
Robert S. Hekemian, Jr.	(Principal Executive Officer) and Trustee
/s/ Allan Tubin	Chief Financial Officer and	January 21, 2020
Allan Tubin	Treasurer (Principal Financial / Accounting Officer)
/s/ Ronald J. Artinian	Chairman of the Board and Trustee	January 21, 2020
Ronald J. Artinian
/s/ David F. McBride	Trustee	January 21, 2020
David F. McBride
/s/ John A. Aiello	Trustee	January 21, 2020
John A. Aiello
/s/ Justin F. Meng	Trustee	January 21, 2020
Justin F. Meng
/s/ David B. Hekemian	Trustee	January 21, 2020
David Hekemian
/s/ Richard J. Aslanian	Trustee	January 21, 2020
Richard J. Aslanian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of

First Real Estate Investment Trust of New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (the "Company") as of October 31, 2019 and 2018, and the related consolidated statements of income, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended October 31, 2019, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated January 21, 2020 expressed an unqualified opinion.

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

EISNERAMPER LLP

New York, New York

January 21, 2020

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2019	2018
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$330,108	$344,532
Construction in progress	395	159
Cash and cash equivalents	38,075	21,747
Tenants' security accounts	2,278	2,212
Receivables arising from straight-lining of rents	4,374	3,964
Accounts receivable, net of allowance for doubtful accounts of $379 and
$276 as of October 31, 2019 and 2018, respectively	1,741	1,436
Secured loans receivable	5,053	4,862
Prepaid expenses and other assets	5,951	6,034
Deferred charges, net	2,643	2,693
Interest rate cap and swap contracts	—	4,434
Total Assets	$390,618	$392,073

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$352,790	$350,504
Less unamortized debt issuance costs	2,886	3,498
Mortgages payable, net (Note 5)	349,904	347,006

Due to affiliate	5,705	5,417
Deferred trustee compensation payable	7,610	8,457
Accounts payable and accrued expenses	3,097	1,910
Dividends payable	1,357	338
Tenants' security deposits	3,381	3,232
Deferred revenue	1,390	1,369
Interest rate swap contract	2,126	—
Total Liabilities	374,570	367,729

Commitments and contingencies (Note 7)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 192,122 and	28,847	28,288
157,395 vested share units granted to Trustees at October 31, 2019 and 2018, respectively
Treasury stock, at cost: 206,408 and 235,536 shares at October 31, 2019	(4,330)	(4,941)
and 2018, respectively
Dividends in excess of net income	(6,762)	(4,376)
Accumulated other comprehensive (loss) income	(2,040)	2,517
Total Common Equity	15,715	21,488
Noncontrolling interests in subsidiaries	333	2,856
Total Equity	16,048	24,344
Total Liabilities and Equity	$390,618	$392,073

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2019	2018	2017
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$53,326	$51,267	$45,357
Reimbursements	6,429	6,093	5,597
Sundry income	522	637	680
Total revenue	60,277	57,997	51,634

Expenses:
Operating expenses	17,917	16,245	15,848
Lease termination fee	—	—	620
Management fees	2,603	2,547	2,375
Real estate taxes	9,591	8,396	10,139
Depreciation	11,339	11,515	10,669
Total expenses	41,450	38,703	39,651

Operating income	18,827	19,294	11,983

Investment income	360	267	206
Unrealized (loss) gain on interest rate cap contract	(160)	72	—
Gain on sale of property	836	—	15,395
Loan prepayment costs relating to property sale	—	—	(1,139)
Interest expense including amortization
of deferred financing costs	(18,070)	(18,667)	(15,762)
Net income	1,793	966	10,683

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(6)	517	2,433

Net income attributable to common equity	$1,787	$1,483	$13,116

Earnings per share - basic and diluted:	$0.26	$0.21	$1.92

Weighted average shares outstanding:
Basic and diluted	6,940	6,883	6,833

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended October 31,
	2019	2018	2017
	(In Thousands of Dollars)

Net income	$1,793	$966	$10,683

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap contracts
before reclassifications	(6,081)	3,043	2,424
Amount reclassified from accumulated other
comprehensive income to interest expense	(319)	70	528
Net unrealized (loss) gain on interest rate swap contracts	(6,400)	3,113	2,952
Comprehensive (loss) income	(4,607)	4,079	13,635
Net (income) loss attributable to noncontrolling interests	(6)	517	2,433
Other comprehensive income (loss):
Unrealized loss (gain) on interest rate swap contracts
attributable to noncontrolling interests	1,843	(880)	(978)
Comprehensive income (loss) attributable to noncontrolling interests	1,837	(363)	1,455
Comprehensive (loss) income attributable to common equity	$(2,770)	$3,716	$15,090

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Stock at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2016	$26,713	$(5,273)	$(16,916)	$(1,690)	$2,834	$12,627	$15,461

Stock based compensation expense	122				122		122

Vested share units granted to Trustees	816				816		816

Distributions to noncontrolling interests					—	(420)	(420)

Net income (loss)			13,116		13,116	(2,433)	10,683

Dividends declared, including $13 payable in share units ($0.15 per share)			(1,024)		(1,024)		(1,024)

Net unrealized gain on interest rate swaps				1,974	1,974	978	2,952

Balance at October 31, 2017	27,651	(5,273)	(4,824)	284	17,838	10,752	28,590

Stock based compensation expense	130				130		130

Vested share units granted to Trustees and consultant	839				839		839

Vested share units issued to consultant and retired Trustee *	(332)	332			—		—

Distributions to noncontrolling interests					—	(8,259)	(8,259)

Net income (loss)			1,483		1,483	(517)	966

Dividends declared, including $21 payable in share units ($0.15 per share)			(1,035)		(1,035)		(1,035)

Net unrealized gain on interest rate swaps				2,233	2,233	880	3,113

Balance at October 31, 2018	28,288	(4,941)	(4,376)	2,517	21,488	2,856	24,344

Stock based compensation expense	124				124		124

Vested share units granted to Trustees and consultant	1,046				1,046		1,046

Vested share units issued to consultant and retired Trustees *	(611)	611			—		—

Distributions to noncontrolling interests					—	(686)	(686)

Net income			1,787		1,787	6	1,793

Dividends declared, including $106 payable in share units ($0.60 per share)			(4,173)		(4,173)		(4,173)

Net unrealized loss on interest rate swaps				(4,557)	(4,557)	(1,843)	(6,400)

Balance at October 31, 2019	$28,847	$(4,330)	$(6,762)	$(2,040)	$15,715	$333	$16,048

 * Represents the issuance of treasury shares to consultant and retired Trustee(s) for share units earned.

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2019	2018	2017
	(In Thousands of Dollars)
Operating activities:
Net income	$1,793	$966	$10,683
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	11,339	11,515	10,669
Amortization	1,750	1,789	1,932
Unrealized loss (gain) on interest rate cap contract	160	(72)	—
Stock based compensation expense	124	130	122
Trustee fees, consultant fee and related interest paid in stock units	940	818	803
Gain on sale of property	(836)	—	(15,395)
Deferred rents - straight line rent	(410)	(605)	(634)
Bad debt expense	263	198	196
Changes in operating assets and liabilities:
Tenants' security accounts	149	272	142
Accounts receivable, prepaid expenses and other assets	(1,537)	(371)	(4,160)
Accounts payable, accrued expenses and deferred
trustee compensation	64	(1,808)	(1,021)
Deferred revenue	21	93	142
Net cash provided by operating activities	13,820	12,925	3,479
Investing activities:
Proceeds from sale of property, net	7,060	—	16,100
Capital improvements - existing properties	(3,087)	(5,335)	(10,058)
Acquisition of Station Place	—	(19,550)	—
Proceeds from payment of secured loans receivable inclusive of accrued interest	—	1,870	—
Net cash provided by (used in) investing activities	3,973	(23,015)	6,042
Financing activities:
Repayment of mortgages and construction loan	(26,529)	(148,680)	(34,254)
(Repayment of)/proceeds from credit line	—	(3,121)	3,121
Proceeds from mortgage loan refinancings	28,815	166,520	23,500
Proceeds from acquisition mortgage loan	—	12,350	—
Proceeds from construction loan	—	—	1,349
Deferred financing costs	(539)	(2,685)	(640)
Interest rate cap contract cost	—	(88)	—
Dividends paid	(3,048)	(676)	(3,033)
Due to affiliate	288	245	5,172
Distributions to noncontrolling interests	(686)	(8,259)	(420)
Net cash (used in) provided by financing activities	(1,699)	15,606	(5,205)
Net increase in cash, cash equivalents and restricted cash	16,094	5,516	4,316
Cash, cash equivalents and restricted cash, beginning of year	26,394	20,878	16,562
Cash, cash equivalents and restricted cash, end of year	$42,488	$26,394	$20,878

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized including $1,139 in loan prepayment costs related to property sale in 2017	$16,337	$17,040	$15,160
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$157	$82	$413
Financing activities:
Dividends declared but not paid	$1,357	$338	$—
Dividends paid in share units	$106	$21	$13

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:

Cash and cash equivalents	$38,075	$21,747	$7,899
Tenants' security accounts	2,278	2,212	2,007
Qualified intermediary deposit	—	—	6,965
Mortgage escrows (included in prepaid expenses and other assets)	2,135	2,435	4,007
Total cash, cash equivalents and restricted cash	$42,488	$26,394	$20,878

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

On November 1, 2018, FREIT adopted ASU No. 2014-09 using the modified retrospective approach. Since FREIT’s primary source of revenue is operating leases, which fall under the scope of “Leases, Topic 840” and will be under the scope of “Leases, Topic 842” once adopted in November 2019, the adoption of ASU No. 2014-09 did not have a significant impact on its consolidated financial statements and footnote disclosures. Additionally, the Company has elected to adopt the practical expedient under ASU 2018-11, to not separate nonlease components from the associated lease and, instead, to account for those non-lease components as a single lease component if the nonlease components otherwise would be accounted for under the new revenue guidance. The adoption of ASU No. 2014-09 did not have a significant impact on the consolidated financial statements and FREIT did not record any cumulative adjustment as of the adoption date of November 1, 2018 in connection with the implementation of ASU No. 2014-09.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Leasing Standard was amended by ASU 2018-11, “Targeted Improvements (the “Practical Expedient Amendment”)” in July of 2018 by allowing lessors to elect to combine lease and associated nonlease components, by classes of underlying asset, in contracts meeting certain criteria. The Company expects to qualify for the practical expedient as allowed by the Practical Expedient Amendment. Given that this standard has minimal impact on real estate operating lessors, FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures. Based on this new accounting guidance, the Company will no longer be able to capitalize certain leasing costs, such as legal expenses, as it relates to activities before a lease is entered into.

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

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized

Westwood Hills, LLC	FREIT	40%	1994
S and A Commercial Associates Limited Partnership ("S and A")	FREIT	65%	2000
Wayne PSC, LLC	FREIT	40%	2002
Damascus Centre, LLC	FREIT	70%	2003
Pierre Towers, LLC	S and A	100%	2004
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT, Corp	FREIT	100%	2007
FREIT Regency, LLC	FREIT	100%	2014
Station Place on Monmouth, LLC	FREIT	100%	2017
Berdan Court, LLC	FREIT	100%	2019

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by FREIT reflected as "noncontrolling interests in subsidiaries”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassification:

Certain prior year balance sheet accounts have been reclassified to conform to the current year presentation.

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the fiscal years ended October 31, 2019, 2018 and 2017, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of leasing commissions which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $1,139,000, $1,050,000 and $1,298,000 in 2019, 2018 and 2017, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

Revenue recognition:

Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals and reimbursements based on such factors as increases in real estate taxes, Consumer Price Indices, common area maintenance charges and percentage of tenants' sales in excess of specified volumes. These additional rentals are generally included in income when reported to FREIT when earned, or ratably over the appropriate period.

Interest rate cap and swap contracts:

FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments, which qualify as effective cash flow hedges, are reported in other comprehensive income. Changes in fair value of those instruments, which do not qualify as effective cash flow hedges for accounting purposes, are reported in the statement of income (see Note 6 to FREIT’s consolidated financial statements).

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $281,000, $296,000 and $386,000 in 2019, 2018 and 2017, respectively.

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

Note 2 – Property dispositions:

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

On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. FREIT distributed and paid approximately $676,000 of this gain by way of a one-time special dividend in connection with and in anticipation of the closing of the sale of the Patchogue property of $0.10 per share. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated the building in December 2015.

As the disposal of the Hammel Gardens and Patchogue properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

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

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2019	2018
		(In Thousands of Dollars)
Land		$84,097	$86,225
Unimproved land		405	405
Apartment buildings	7-40 years	202,486	201,793
Commercial buildings/shopping centers	5-40 years	159,186	165,986
Equipment/Furniture	5-15 years	2,297	2,090
Total real estate, gross		448,471	456,499
Less: accumulated depreciation		118,363	111,967
Total real estate, net		$330,108	$344,532

Note 5 – Mortgages payable and credit line:

	October 31, 2019		October 31, 2018
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Rockaway, NJ (A)	$15,615	$51	$16,152	$80
Westwood, NJ (B)	18,973	103	19,611	134
Patchogue, NY (C)	—	—	5,231	15
Wayne, NJ (D)	28,815	475	17,334	18
River Edge, NJ (E)	10,021	70	10,243	87
Red Bank, NJ (F)	12,350	123	12,350	138
Westwood, NJ (G)	19,617	34	20,134	67
Wayne, NJ (H)	23,737	240	24,432	274
Hackensack, NJ (I)	48,000	509	48,000	572
Damascus, MD (J)	19,354	231	19,865	296
Middletown, NY (K)	15,588	170	15,922	203
Total fixed rate	212,070	2,006	209,274	1,884
Frederick, MD (L)	22,200	28	22,710	70
Baltimore, MD (M)	118,520	800	118,520	1,439
Line of credit - Provident Bank (N)	—	52	—	105
Total variable rate	140,720	880	141,230	1,614
Total	$352,790	$2,886	$350,504	$3,498

(A)	Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $15,276,000 as of October 31, 2019.
(B)

On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through January 2023 at which time the outstanding balance is due. The new mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,121,000 as of October 31, 2019.

(C)	The loan, modified effective January 1, 2016, was reduced to interest only payments based on a rate of 4.5% resulting in monthly payments of approximately $19,600. This loan became due on March 1, 2018 and operated under the same terms and conditions of the then existing agreement until the property was sold on February 8, 2019. A portion of the proceeds from the sale were used to pay-off the $5.2 million then outstanding balance plus accrued interest and fees.
(D)

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

The loan is interest-only for the first five years of the term with monthly installments of approximately $85,004 each month through September 1, 2024. Thereafter, monthly installments of principal plus interest totaling approximately $130,036 will be required each month until September 1, 2029 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,622,000 as of October 31, 2019.

(E)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $755,000 as of October 31, 2019.
(F)

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey (see Note 3 to FREIT’s consolidated financial statements). Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by an apartment building in Red Bank, New Jersey having a net book value of approximately $19,035,000 as of October 31, 2019.

On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank. The material terms of the modification were: (i) FREIT guarantees $2,350,000 of the outstanding principal balance of the loan; and (ii) the loan’s Debt Service Coverage Ratio (“DSCR”) covenants are reduced to a single test that will be tested semi-annually (commencing with the six-month period ending April 30, 2019) and require a DSCR of 1.2 / 1.0 based on actual debt service. Prior to this modification, the loan’s DSCR covenants were calculated using the greater of the actual debt service or other hypothetical debt service measures, as provided in the loan agreement, that were to be tested quarterly. As previously disclosed in FREIT’s current report on Form 8-K filed with the SEC on January 24, 2019, Station Place had not been in compliance with the loan covenants as of October 31, 2018, and the modification waives all previous non-compliance. If the DSCR should fall below 1.2 / 1.0, Provident Bank, at its discretion, may require a current appraisal of the Station Place property. If the loan balance exceeds 85% loan-to-value (“L-T-V”) based on the appraised value, Station Place may be required to resize the loan to bring the L-T-V into compliance by paying down the outstanding principal balance of the loan, posting a letter of credit, or providing additional collateral to Provident Bank. As of October 31, 2019, Station Place was in compliance with this covenant.
(G)	Payable in monthly installments of $120,752 including interest of 4.62% through November 1, 2020 at which time the outstanding balance is due. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $8,934,000 as of October 31, 2019.
(H)	On September 29, 2016, Wayne PSC, LLC refinanced its $24,200,000 mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25,800,000. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $24,787,000 as of October 31, 2019 including approximately $0.4 million classified as construction in progress.
(I)

On January 8, 2018, Pierre Towers, (which is owned by S And A Commercial Associates Limited Partnership (“S&A”), a consolidated subsidiary of FREIT), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. Pierre Towers paid New York Life Insurance a good faith deposit in the amount of $960,000 which was reimbursed by New York Life when the loan closed in January 2018. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes.

The loan is interest-only for the first five years of the term with monthly installments of $155,200 each month through January 2023. Thereafter, monthly installments of principal plus interest totaling $225,851 will be required each month until January 2028 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Hackensack, New Jersey having a net book value of approximately $36,661,000 as of October 31, 2019.

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

The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swaps.) The shopping center securing the loan has a net book value of approximately $26,136,000 as of October 31, 2019.

(K)	On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments had been required each month through December 15, 2017 and thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $18,735,000 as of October 31, 2019.
(L)	On April 28, 2017, WestFREIT, Corp. (owned 100% by FREIT), refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company in the amount of $23.5 million. The new loan had a floating interest rate equal to 275 basis points over the one-month LIBOR and had a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate and (ii) net refinancing proceeds of approximately $1.1 million which have been used for general corporate purposes. The loan was payable in monthly installments of interest (as defined above) plus principal of $43,250 through May 2018 and principal of $45,250 from June 2018 through May 2019 at which time the outstanding balance became due. On April 3, 2019, WestFREIT, Corp. exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan requires monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $13,398,000 as of October 31, 2019.
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

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 8 to FREIT’s consolidated financial statements for further details on this fee). This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of October 31, 2019, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 4.84%. The loan is secured by the Rotunda property, which has a net book value of approximately $151,130,000 as of October 31, 2019.

(N)	Credit line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property. In February 2018, FREIT repaid the line of credit in the amount of $3.1 million. As of October 31, 2019 and 2018, there was no amount outstanding and $13 million was available under the line of credit.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2019.

Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2019 and 2018:

	October 31,	October 31,
($ in Millions)	2019	2018
Fair Value	$352.9	$338.3

Carrying Value, Net	$349.9	$347.0

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2019 are as follows:

Year Ending October 31,	Amount
2020	$25,638
2021	$141,018	(a)
2022	$17,388
2023	$36,878
2024	$11,378

(a)	Includes Rotunda loan in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018. (See Note 5(M))

Note 6 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, LLC, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At October 31, 2019, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. At October 31, 2019, the derivative financial instrument has a notional amount of $121.9 million and a maturity date of March 5, 2020.

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At October 31, 2019, the total amount outstanding on this loan was $12,350,000. In order to minimize interest rate volatility during the term of this loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At October 31, 2019, the derivative financial instrument has a notional amount of $12,350,000 and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, LLC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At October 31, 2019, the total amount outstanding on this loan was approximately $23.7 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At October 31, 2019, the derivative financial instrument has a notional amount of approximately $23.8 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of October 31, 2019 was approximately $19.4 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At October 31, 2019, the derivative financial instrument has a notional amount of approximately $19.4 million and a maturity date of January 2023.

On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At October 31, 2019, the total amount outstanding on this loan was approximately $15.6 million. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At October 31, 2019, the derivative financial instrument has a notional amount of approximately $15.6 million and a maturity date of December 2024.

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, FREIT is accounting for the Damascus Centre, LLC, FREIT Regency, LLC, Wayne PSC, LLC and Station Place on Monmouth, LLC interest rate swaps as effective cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the year ended October 31, 2019, FREIT recorded an unrealized loss of approximately $6,400,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding liability of approximately $179,000 for the Damascus Centre swaps, $53,000 for the Wayne PSC swap, $860,000 for the Regency swap and $1,034,000 for the Station Place on Monmouth swap as of October 31, 2019. For the year ended October 31, 2018, FREIT recorded an unrealized gain of approximately $3,113,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $955,000 for the Damascus Centre swaps, $2,452,000 for the Wayne PSC swap, $408,000 for the Regency swap and $460,000 for the Station Place on Monmouth swap as of October 31, 2018. For the year ended October 31, 2017, FREIT recorded an unrealized gain of $2,952,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $275,000 for the Damascus Centre swaps, $1,325,000 for the Wayne PSC swap and a corresponding liability of approximately $439,000 for the Regency swap as of October 31, 2017.

The Grande Rotunda, LLC interest rate cap is, for accounting purposes, an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement. For the year ended October 31, 2019, FREIT recorded an unrealized loss in the consolidated statement of income of approximately $160,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $0 as of October 31, 2019. For the year ended October 31, 2018, FREIT recorded an unrealized gain in the consolidated statement of income of approximately $72,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $160,000 as of October 31, 2018.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 - Commitments and contingencies:

Leases:

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $143 million at October 31, 2019 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum rental income (in thousands of dollars) to be received from non-cancelable operating leases in years subsequent to October 31, 2019 is as follows:

Year Ending October 31,	Amount
2020	$20,055
2021	18,911
2022	15,624
2023	12,993
2024	10,838
Thereafter	46,412
Total	$124,833

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2019 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Environmental concerns:

The Westwood Plaza Shopping Center property is in a Flood Hazard Zone. FREIT maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods. FREIT acquired the Westwood Plaza property in 1988, and the property has not experienced any flooding that gave rise to any claims under FREIT’s flood insurance in this time period.

Within the last twelve months, FREIT has conducted environmental audits for all of its properties. The environmental reports secured by FREIT have not revealed any environmental conditions on its properties, which require any further remediation pursuant to any applicable federal or state law or regulation.

FREIT has determined that several of its properties contain lead based paint (“LBP”). FREIT has obtained lead-free interior certifications with respect to all properties that were found to contain LBP, certifying that such properties contain no LBP on the interior surfaces. FREIT believes that it complies with all federal, state and local requirements as they pertain to LBP.

FREIT does not believe that the environmental conditions described above will have a material adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

Note 8 - Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT and Hekemian  & Co., Inc. (“Hekemian”) executed a Management Agreement whereby Hekemian would continue as Managing Agent for FREIT. The term of the Management Agreement was renewed on November 1, 2019 for a two-year term which will expire on October 31, 2021. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

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

The Management Agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $2,549,000, $2,438,000, and $2,216,000 in Fiscal 2019, 2018 and 2017, respectively. In addition, the Management Agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $762,000, $742,000 and $1,191,000 in Fiscal 2019, 2018 and 2017, respectively. Total Hekemian management fees outstanding at October 31, 2019 and 2018 were approximately $219,000 and $212,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $196,000, $178,000 and $175,000 in Fiscal 2019, 2018 and 2017, respectively.

The Management Agreement was amended on January 14, 2020. See Note 15 – Subsequent Events – Amendment to Management Agreement.

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

In the fourth quarter of Fiscal 2018, the Damascus 100 members repaid their secured notes outstanding in full for a total payment of $1,870,000 which was composed of principal in the amount of $1,451,000 and accrued interest in the amount of approximately $419,000. As of October 31, 2019 and 2018, only the principal and accrued interest on the secured notes receivable with Rotunda 100 members was outstanding. As such, the aggregate outstanding principal balance of the notes was $4,000,000 at both October 31, 2019 and 2018. The accrued but unpaid interest related to these notes for Fiscal 2019 and Fiscal 2018 amounted to approximately $1,053,000 and $862,000, respectively, and is included in secured loans receivable on the accompanying consolidated balance sheets.

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, a previous lender, required that Grande Rotunda, LLC contribute not less than $14,460,000 towards the construction before any construction loan proceeds could be disbursed. To secure these funds, Grande Rotunda, LLC made a capital call on its members, which are FREIT and Rotunda 100. FREIT’s share (60%) amounted to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounted to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call, which were in addition to the loans that FREIT made to the Rotunda 100 members in connection with their initial equity contribution to Rotunda 100 (described above). The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. As of October 31, 2019, FREIT and Rotunda 100 have made their required capital contributions of $8.7 million and $5.8 million, respectively, towards the Rotunda construction financing. Both FREIT and the Rotunda 100 members are treating their required capital contributions as additional investments in Grande Rotunda, LLC.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2019 and 2018, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.7 million and $5.4 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying consolidated balance sheets.

From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during Fiscal 2019, 2018 and 2017 were $275,000, $1,195,000 and $467,500, respectively. Fees incurred during Fiscal 2019 related to commissions to Hekemian for the following: $131,250 for the sale of the Patchogue property; $144,075 for the refinancing of the Berdan Court, LLC loan. Fees incurred during Fiscal 2018 related to commissions to Hekemian for the following: $522,500 for the purchase of the Station Place property; $400,000 for the refinancing of the Grande Rotunda, LLC loan; $240,000 for the refinancing of the Pierre Towers, LLC loan; $32,500 for the renewal of FREIT’s line of credit. Fees incurred in Fiscal 2017 related to commissions to Hekemian relating to the sale of the Hammel Gardens property.

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

Trustee fee expense (including interest and dividends) incurred by FREIT for Fiscal 2019, 2018 and 2017 was approximately $214,000, $365,000 and $538,000, respectively, for Robert S. Hekemian, $381,000, $149,000 and $65,000, respectively, for Robert S. Hekemian, Jr., $22,000, $0 and $0, respectively, for Allan Tubin and $56,000, $26,000 and $0, respectively, for David Hekemian. (See Note 11 to FREIT’s consolidated financial statements).

Pursuant to the terms of a Consulting Agreement between Robert S. Hekemian and the Trust, Mr. Hekemian served the Trust in a consulting capacity effective April 5, 2018 through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For Fiscal 2019 and 2018, consulting fee expense for Robert S. Hekemian was approximately $60,000 and $34,200, respectively.

Note 9 - Income taxes:

FREIT intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ended October 31, 2019. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s consolidated financial statements.

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

As of October 31, 2019, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2016 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 10 - Equity incentive plan:

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

On April 4, 2007, FREIT shareholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. On April 5, 2018, FREIT shareholders approved amendments to the Plan to (a) increase the number of shares reserved for issuance thereunder by an additional 300,000 shares and (b) further extend the term of the Plan from September 10, 2018 to September 10, 2028. As of October 31, 2019, 442,060 shares are available for issuance under the Plan.

On September 4, 2014, the Board approved the grant of an aggregate of 246,000 non-qualified share options under the Plan to certain FREIT executive officers, the members of the Board and certain employees of Hekemian & Co.,

Inc., FREIT’s managing agent. The options have an exercise price of $18.45 per share, fully vested on September 3, 2019 and will expire 10 years from the date of grant, which will be September 3, 2024.

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

The following table summarizes stock option activity for Fiscal 2019:

	Year Ended October 31,
	2019
	No. of Options	Exercise
	Outstanding	Price
Options outstanding at beginning of year	305,780	$18.40
Options granted during year	5,000	15.00
Options forfeited/cancelled during year	(40)	18.45
Options outstanding at end of year	310,740	$18.35
Options vested and expected to vest	308,310
Options exercisable at end of year	260,140

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

For Fiscal 2019, 2018 and 2017, compensation expense related to stock options granted amounted to $124,000, $130,000 and $122,000, respectively. At October 31, 2019, there was approximately $117,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 3.1 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at October 31, 2019 was approximately $77,100 and $13,600, respectively.

Note 11 - Deferred fee plan:

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

All fees payable to Trustees for the year ended October 31, 2019 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. All fees payable to Trustees for the year ended October 31, 2018 were deferred under the Deferred Fee Plan except for the fees payable to three Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the years ended October 31, 2019 and 2018, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $986,000 and $805,800, respectively, which have been paid through the issuance of 60,148 and 51,109, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the years ended October 31, 2019 and 2018, FREIT has charged as expense approximately $879,800 and $784,000, respectively, representing deferred Trustee fees and interest, and the balance of approximately $106,200 and $21,800, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of October 31, 2019 and 2018, approximately $4,422,000 and $4,881,000, respectively, of fees has been deferred together with accrued interest of approximately $3,188,000 and $3,576,000, respectively.

In connection with the termination of Robert S. Hekemian’s service to the Trust under the Consulting Agreement between Mr. Hekemian and the Trust in December 2019, Mr. Hekemian’s accrued plan benefits under the Deferred Fee Plan became payable to him in a single lump sum in the amount of approximately $4.8 million.

Note 12 - Dividends and earnings per share:

FREIT declared dividends of approximately $4,173,000 ($0.60 per share), $1,035,000 ($0.15 per share) and $1,024,000 ($0.15 per share) to shareholders of record during Fiscal 2019, 2018 and 2017, respectively.

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

For Fiscal 2019, 2018 and 2017, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share.

Note 13 - Segment information:

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

During the fiscal year ended October 31, 2019, the commercial segment is comprised of eight (8) properties, excluding the land and building formerly occupied as a Pathmark supermarket in Patchogue, New York, which was sold on February 8, 2019 (see Note 2 to FREIT’s consolidated financial statements). During the fiscal years ended October 31, 2018 and 2017, the commercial segment is comprised of nine (9) properties. The residential segment is comprised of eight (8) properties during the fiscal years ended October 31, 2019 and 2018. The residential segment is comprised of seven (7) properties after giving effect to the sale of a property on June 12, 2017 (See Note 2 to FREIT’s consolidated financial statements) during the fiscal year ended October 31, 2017.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2019. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2019	2018	2017
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$26,692	$25,464	$24,114
Residential	33,175	31,928	26,886
Total real estate rental revenue	59,867	57,392	51,000

Real estate operating expenses:
Commercial	11,694	11,861	11,791
Residential	14,368	13,022	14,442
Total real estate operating expenses	26,062	24,883	26,233

Net operating income:
Commercial	14,998	13,603	12,323
Residential	18,807	18,906	12,444
Total net operating income	$33,805	$32,509	$24,767

Recurring capital improvements - residential	$(685)	$(738)	$(798)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$33,805	$32,509	$24,767
Gain on sale of property	836	—	15,395
Loan prepayment costs relating to property sale	—	—	(1,139)
Deferred rents - straight lining	410	605	634
Lease termination fee	—	—	(620)
Investment income	360	267	206
Unrealized (loss) gain on interest rate cap contract	(160)	72	—
General and administrative expenses	(4,049)	(2,305)	(2,129)
Depreciation	(11,339)	(11,515)	(10,669)
Financing costs	(18,070)	(18,667)	(15,762)
Net income	1,793	966	10,683
Net (income) loss attributable to noncontrolling interests	(6)	517	2,433
Net income attributable to common equity	$1,787	$1,483	$13,116

Note 14- Anchor tenant termination and modification of lease:

FREIT owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT whereby the tenant exercised its option to renew the lease for a ten-year period with a right of the tenant to terminate the lease at any time during the fifth year if the store does not meet certain sales volume levels set forth in the modification. This lease modification provided for a $250,000 reduction in annual rent over the renewed term.

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

Note 15- Subsequent events:

Purchase and Sale Agreement:

On January 14, 2020, FREIT and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with an affiliate of the Kushner Companies (the “Purchaser”), pursuant to which the Sellers will sell to the Purchaser 100% of Sellers’ ownership interests in seven apartment properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement.

The Purchase and Sale Agreement provides for the sale of the following seven properties: Berdan Court, located in Wayne, New Jersey; The Boulders at Rockaway, located in Rockaway, New Jersey; Pierre Towers, located in Hackensack, New Jersey; The Regency Club, located in Middletown, New York; Station Place, located in Red Bank, New Jersey; Steuben Arms, located in River Edge, New Jersey; and Westwood Hills, located in Westwood, New Jersey. FREIT has a 100% ownership interest in each of these properties, except for (i) Pierre Towers, in which FREIT has a 65% ownership interest, and (ii) Westwood Hills, in which FREIT has a 40% ownership interest.

The aggregate purchase price for the 100% ownership interest in each of the properties is $266,500,000, subject to certain adjustments, including reductions for the amount of certain mortgage loans assumed by the Purchaser aggregating approximately $76,815,000. After taking into account FREIT’s 40% ownership interest in Westwood Hills and 65% ownership interest in Pierre Towers, the sale of all seven apartment properties, if consummated, would result in approximately $208,325,000 in total cash consideration paid to FREIT (subject to adjustments), and would be expected to result in a substantial gain to FREIT (as measured on a GAAP basis).

In connection with the entry into the Purchase and Sale Agreement, the Purchaser delivered in escrow a deposit in the form of an unconditional, irrevocable letter of credit in the amount of $15,000,000. Such deposit is non-refundable, except in connection with the termination of the Purchase and Sale Agreement in certain circumstances.

Pursuant to the Purchase and Sale Agreement, the Purchaser has agreed to assume, subject to lender approval, the outstanding mortgage loans on the Berdan Court and Pierre Towers properties. In the event one or both of such mortgage loans are not assumed, then the Purchase and Sale Agreement will be deemed to be terminated solely as to the property or properties associated with the mortgage loan or loans that are not assumed by the Purchaser, such property or properties will be excluded from the transaction, and the purchase price will be reduced by an amount equal to the amount(s) allocated to such property or properties in the Purchase and Sale Agreement. In addition, if the ownership structure of Pierre Towers is not converted into a tenancy-in-common on or prior to February 28, 2020, then the Purchase and Sale Agreement will be deemed to be terminated solely as to the Pierre Towers property, such property will be excluded from the transaction, and the purchase price will be reduced by an amount equal to the amount allocated to such property in the Purchase and Sale Agreement. Of the $266,500,000 aggregate purchase price, $42,000,000 has been allocated to Berdan Court, and $80,500,000 has been allocated to Pierre Towers.

The Purchase and Sale Agreement also provides that The Regency Club may be excluded from the transaction (and the purchase price will be reduced by an amount equal to the amount(s) allocated to such property in the Purchase and Sale Agreement) if certain title matters affecting such property are not adequately addressed. Of the $266,500,000 aggregate purchase price, $27,250,000 has been allocated to The Regency Club.

The Board, following the recommendation of the Special Committee of the Board, unanimously approved the Purchase and Sale Agreement and the transactions contemplated thereby. The closing of the transactions contemplated by the Purchase and Sale Agreement is expected to occur in the second calendar quarter of 2020.

The closing of the Purchase and Sale Agreement is subject to various conditions, including the approval of the Purchase and Sale Agreement and the transactions contemplated thereby by a majority of the votes cast by the holders of a majority of the outstanding shares of beneficial interest of the Trust (“Shares”) present in person or represented by proxy at a meeting of the Trust’s shareholders. Concurrently with the execution of the Purchase and Sale Agreement, the Trustees of the Trust entered into voting agreements with the Purchaser pursuant to which, among other things, the Trustees agreed to vote an aggregate of 839,839 Shares held by them and over which they have voting control, which represent approximately 12.4% of the issued and outstanding Shares, in favor of the approval of the Purchase and Sale Agreement and the transactions contemplated thereby.

The parties’ respective obligations under the Purchase and Sale Agreement are subject to certain additional customary conditions. There is no due diligence or financing contingency.

The Purchase and Sale Agreement contains customary termination rights, including the right of either the Sellers or the Purchaser to terminate the agreement if the closing has not occurred on or before June 14, 2020. In the event that the Purchase and Sale Agreement is terminated in certain circumstances, the Trust will be required to pay the Purchaser a termination fee of $3.5 million and/or reimburse the Purchaser for certain out-of-pocket expenses (subject to a cap of $2 million).

The Purchase and Sale Agreement contains various representations, warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Purchase and Sale Agreement and the closing of the Purchase and Sale Agreement, the Sellers will conduct their respective businesses with respect to the applicable properties in the ordinary course of business consistent with past practice.

The Purchase and Sale Agreement provides that the Trust will convene a meeting of its shareholders for the purpose of approving the Purchase and Sale Agreement and the transactions contemplated thereby.

The Purchase and Sale Agreement provides that following the closing of the Purchase and Sale Agreement, the Sellers, on the one hand, and the Purchaser, on the other hand, will indemnify one another for certain liabilities, subject to certain limitations.

Amendment to Management Agreement:

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement, FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement dated as of November 1, 2001 between FREIT and Hekemian. The First Amendment will become effective if, and only if, the Plan of Liquidation becomes effective (as described below). The First Amendment provides that upon the closing of any sale or other disposition of FREIT’s entire direct or indirect interest in each real property owned directly or indirectly, in whole or in part, by FREIT (each a “Trust Property”), whether pursuant to the Purchase and Sale Agreement or otherwise in furtherance of the Plan of Liquidation (as described below), (a) the Management Agreement will automatically terminate and be of no further force or effect with respect to such Trust Property and (b) FREIT will pay to Hekemian (i) any and all commissions and fees for management services and reimbursement required to be paid by FREIT pursuant to the Management Agreement in respect of the applicable Trust Property up to the termination date, calculated on a pro rata basis, plus (ii) a termination fee in respect to such Trust Property equal to the product of (x) the Trust’s direct or indirect percentage ownership interest in such Trust Property, multiplied by (y) 1.25, multiplied by (z) one (1) year’s Base Management Fee (as defined in the Management Agreement and First Amendment) in respect of such Trust Property.

In addition, the First Amendment amends the Management Agreement to provide that upon the closing of any sale or other disposition of FREIT’s entire direct or indirect interest in each Trust Property, whether pursuant to the Purchase and Sale Agreement or otherwise in furtherance of the Plan of Liquidation, FREIT will pay to Hekemian a sales fee equal to 1.65% of the sales price for such Trust Property (reduced from the existing range of 2.5% to 4.5% in the Management Agreement); provided, however, that in the event that a Trust Property is not wholly owned, directly or indirectly, by FREIT, the sales fee payable to Hekemian will only be payable in respect of FREIT’s percentage ownership share of the applicable Trust Property.

The First Amendment provides that the foregoing fees will be paid in lieu of, and will supersede in their entirety, any other payments which otherwise would be payable to Hekemian under the Management Agreement arising out of or attributable to the sale or other disposition of FREIT’s entire direct or indirect interest in each Trust Property or the termination of the Management Agreement in respect of such Trust Property (including, without limitation, any Termination Fee, M&A Termination Fee or Sale of Property Fee under the Management Agreement (each as defined in the Management Agreement)).

Adoption of Plan of Liquidation:

On January 14, 2020, the Board adopted a Plan of Voluntary Liquidation with respect to FREIT (the “Plan of Liquidation”), which provides for the voluntary dissolution, termination and liquidation of FREIT by the sale, conveyance, transfer or delivery of all of FREIT’s remaining assets in accordance with the terms and conditions of the Plan of Liquidation and the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder. The Plan of Liquidation will become effective upon (i) approval by a majority of the votes cast by FREIT’s shareholders present in person or represented by proxy at a duly called meeting of FREIT’s shareholders at which a quorum is present and (ii) the consummation of the transactions contemplated by the Purchase and Sale Agreement.

Upon the effectiveness of the Plan of Liquidation and pursuant thereto, FREIT is authorized to sell, or otherwise dispose of, all of FREIT’s remaining assets for cash, notes or such other assets, upon such terms as the Board may deem advisable, and without further approval of FREIT’s shareholders.

The Plan of Liquidation provides that the proceeds from sales and dispositions of FREIT’s assets may be utilized to pay or create a reserve fund for the payment of, or otherwise adequately provide for, all of the liabilities and obligations of FREIT, and will pay all expenses incidental to the Plan of Liquidation, including all counsel fees, accountants’ fees, advisory fees and such other fees and taxes as are necessary to effectuate the Plan of Liquidation. In addition, FREIT will distribute the remaining assets of FREIT, either in cash or in kind, to FREIT’s shareholders in cancellation or redemption of their Shares in one or more distributions.

The Plan of Liquidation further provides that upon a determination of the Board, FREIT may transfer any remaining assets, including any reserve fund or other cash on hand, and liabilities to a liquidating trust (or other liquidating entity) and simultaneously with such transfer and assignment, shares of beneficial interests in such liquidating trust (or other liquidating entity) will be deemed distributed to each of FREIT’s shareholders.

Upon the adoption of the Plan of Liquidation, FREIT will cease reporting on the going concern basis of accounting and reporting, and thereafter will report on the liquidation basis of accounting and reporting.

Note 16- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2019 and 2018 (in thousands, except per share amounts):

2019:	Quarter Ended					Year Ended
	January 31,	April 30,		July 31,	October 31,	October 31,

Revenue	$14,928	$14,786		$15,255	$15,308	$60,277
Expenses	14,493	13,956	(a)	14,990	15,045	58,484
Net income	435	830		265	263	1,793

Net (loss) income attributable to noncontrolling interests in subsidiaries	24	(44)		(66)	80	(6)
Net income attributable to common equity	$459	$786		$199	$343	$1,787

Earnings per share - basic and diluted	$0.07	$0.11	(a)	$0.03	$0.05	$0.26
Dividends declared per share	$0.15	$0.125		$0.125	$0.20	$0.60

2018:	Quarter Ended						Year Ended
	January 31,		April 30,		July 31,	October 31,	October 31,

Revenue	$14,194		$14,325		$14,631	$14,847	$57,997
Expenses	15,114	(b)	12,898	(c)	14,520	14,499	57,031
Net income (loss)	(920)		1,427		111	348	966

Net (income) loss attributable to noncontrolling interests in subsidiaries	563		(312)		181	85	517
Net income (loss) attributable to common equity	$(357)		$1,115		$292	$433	$1,483

Earnings (loss) per share - basic and diluted	$(0.05	)(b)	$0.16	(c)	$0.04	$0.06	$0.21
Dividends declared per share	$—		$0.05		$0.05	$0.05	$0.15

(a) Includes $0.8 million gain on sale of the Patchogue, New York property sold on February 8, 2019. ($0.12 per share)

(b) Includes $1.2 million loan prepayment cost related to refinancing of the loan for Pierre Towers, LLC, owned by S And A Commercial Associates Limited Partnership, which is a consolidated subsidiary. ($0.11 per share)

(c) Includes $1.5 million in real estate tax refunds and credits related to tax years 2017 through second quarter of Fiscal 2018 at the Icon property, owned by Grande Rotunda, LLC, which is a consolidated subsidiary. ($0.13 per share)

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2019

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms, River Edge, NJ	$ 10,021	$ 364	$ 1,773	$ -	$ 1,501		$ 364	$ 3,274	$ 3,638	$ 2,883	1966	1975	7-40 years
Berdan Court, Wayne, NJ	28,815	250	2,206	-	4,779		250	6,985	7,235	5,613	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	19,617	3,849	11,546	-	2,808		3,849	14,354	18,203	9,269	1965-70	1994	7-39 years
Pierre Towers, Hackensack, NJ	48,000	8,390	37,486	19	9,653		8,409	47,139	55,548	18,887	1970	2004	7-40 years
Boulders - Rockaway, NJ	15,615	1,632	-	3,386	15,951		5,018	15,951	20,969	5,744	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	15,588	2,833	17,792	-	730		2,833	18,522	21,355	2,620	2003	2014	7-40 years
Icon - Baltimore, MD	65,186	5,871	-	-	87,726		5,871	87,726	93,597	7,135	2016	2005	7-40 years
Station Place - Red Bank, NJ	12,350	8,793	10,757	-	1		8,793	10,758	19,551	516	2015	2017	7-40 years

Commercial Properties:
Damascus Shopping Center,
Damascus, MD	19,354	2,950	6,987	6,296	17,630		9,246	24,617	33,863	7,727	1960's	2003	5-39.5 years
Franklin Crossing, Franklin Lakes, NJ	-	29	-	3,382	7,444		3,411	7,444	10,855	4,209	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	-	12	36	-	235		12	271	283	198	1940	1962	5-25 years
Westridge Square S/C, Frederick, MD	22,200	9,135	19,159	(1)	4,788		9,134	23,947	33,081	19,683	1986	1992	5-31.5 years
Westwood Plaza, Westwood, NJ	18,973	6,889	6,416	-	2,374		6,889	8,790	15,679	8,558	1981	1988	5-31.5 years
Preakness S/C, Wayne, NJ	23,737	9,280	24,217	-	2,877		9,280	27,094	36,374	11,873	1955/89/00	2002	5-39.5 years
The Rotunda, Baltimore, MD	53,334	10,392	14,634	232	52,858		10,624	67,492	78,116	13,448	1920/2016	2005	5-40 years

Land Leased:
Rockaway, NJ	-	114	-	-	-		114	-	114	-		1963/1964
Vacant Land:				`
Franklin Lakes, NJ	-	224	-	(156)	-		68	-	68	-		1966/93
Wayne, NJ	-	286	-	-	-		286	-	286	-		2002
Rockaway, NJ	-	51	-	-	-		51	-	51	-		1963/1964
	$ 352,790	$ 71,344	$ 153,009	$ 13,158	$ 211,355	$ -	$ 84,502	$ 364,364	$ 448,866	$ 118,363

(1) Total cost for each property is the same for federal income tax purposes, with the exception of Pierre Towers, the Regency Club, Station Place and the Rotunda properties (Icon and The Rotunda) whose cost for federal income tax purposes is approximately $43.1 million, $13.3 million, $4.2 million and $169.9 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2019	2018	2017

Real estate:
Balance, Beginning of year	$456,658	$433,288	$429,445

Additions - Buildings and improvements	3,386	4,562	6,602

Disposal - Buildings and improvements	(240)	(742)	(443)

Acquisition (Sale) of property	(10,938)	19,550	(2,316)

Balance, end of year	$448,866	$456,658	$433,288

Accumulated depreciation:
Balance, beginning of year	$111,967	$101,194	$92,547

Additions - Charged to operating expenses	11,339	11,515	10,667

Disposal - Buildings and improvements	(217)	(742)	(409)

Sale of property	(4,726)	—	(1,611)

Balance, end of year	$118,363	$111,967	$101,194

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Declaration of Trust of FREIT. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
3.2	Amendment to Amended and Restated Declaration of Trust, dated May 31, 1994. (Incorporated by reference to Exhibit 3.2 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.3	Amendment to Amended and Restated Declaration of Trust, dated September 10, 1998. (Incorporated by reference to Exhibit 3.3 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.4	Amendment to Amended and Restated Declaration of Trust, dated January 21, 2004. (Incorporated by reference to Exhibit 3.4 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.5	Amendment to Amended and Restated Declaration of Trust, dated May 15, 2007. (Incorporated by reference to Exhibit 3.5 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.6	Amendment to Amended and Restated Declaration of Trust, dated March 4, 2008. (Incorporated by reference to Exhibit 3.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.7	Amendment to Amended and Restated Declaration of Trust, dated December 4, 2013. (Incorporated by reference to Exhibit 3.7 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.8	Amendment to Amended and Restated Declaration of Trust, dated December 7, 2017. (Incorporated by reference to Exhibit 3.1 to FREIT’s 8-K dated December 7, 2017 and filed with the SEC on December 11, 2017)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT.
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3.1, 10.3.2, 10.3.3, 10.3.4, 10.3.5, 10.3.6, 10.3.7, 10.3.8, 10.3.9, 10.3.10, 10.3.11, 10.3.12, 10.3.13, 10.3.14, 10.3.15, 10.4.1, 10.4.2, 10.4.3, 10.4.4, 10.4.5, 10.4.6, 10.4.7, 10.4.8, 10.4.9 and 10.4.10, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)

10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)
10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
21	Subsidiaries of FREIT
22	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer.
101

The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

* FREIT will furnish a copy of any exhibit not included herewith upon request and upon payment of FREIT’s reasonable expenses in furnishing such exhibit.