Form 10-K/A
period 2019-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2020-02-21
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of February 11, 2020, the number of shares of beneficial interest outstanding was 6,856,651.

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K, as amended, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The registrant cautions readers that forward-looking statements, including, without limitation, those relating to the registrant’s investment policies and objectives; the financial performance of the registrant; the ability of the registrant to borrow and service its debt; the economic and competitive conditions which affect the registrant’s business; the ability of the registrant to obtain the necessary governmental approvals for the development, expansion or renovation of its properties, the impact of environmental conditions affecting the registrant’s properties, and the registrant’s liquidity and capital resources, are subject to certain risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the registrant’s future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; federal, state and local governmental regulations that affect the registrant; and the competitive environment in which the registrant operates, including, the availability of retail space and residential apartment units in the areas where the registrant’s properties are located. In addition, the registrant’s continued qualification as a real estate investment trust involves the application of highly technical and complex rules of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The forward-looking statements are made as of the date of this Annual Report on Form 10-K, as amended, and the registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

EXPLANATORY NOTE

First Real Estate Investment Trust of New Jersey (the “Trust”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on January 21, 2020 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Trust’s fiscal year on October 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Filing and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Trust is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not affect any other section of the Original Filing not otherwise discussed herein and continues to speak as of the date of the Original Filing. The Trust has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Trust’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Trustees

The executive officers and trustees of the Trust are as follows:

Name	Age	Position(s)
Robert S. Hekemian, Jr.	60	Chief Executive Officer, President and Trustee
Ronald J. Artinian	71	Chairman of the Board and Trustee
David F. McBride, Esq.	72	Trustee
John A. Aiello, Esq.	70	Executive Secretary, Secretary and Trustee
Justin F. Meng	41	Trustee
David B. Hekemian	53	Trustee
Richard J. Aslanian	59	Trustee
Allan Tubin	81	Chief Financial Officer and Treasurer

There are no family relationships among the members of the Board of Trustees (the “Board”) and the executive officers, except that Robert S. Hekemian, Jr., Chief Executive Officer, President and a trustee of the Trust, and David B. Hekemian, a trustee, are siblings and the sons of the late Robert S. Hekemian, the Trust’s former Chairman and Chief Executive Officer and the former Chairman and Chief Executive Officer of Hekemian & Co., Inc., the Trust’s managing agent (“Hekemian & Co.”). During the past five years, none of the trustees or executive officers of the Trust have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except Robert S. Hekemian, Jr., who was a director of Oritani Financial Corp. (ORIT), the holding company for Oritani Bank, of which he was also a director, until Oritani Financial Corp. merged into Valley National Bancorp in December 2019, and Ronald J. Artinian, who served as a director of CommonWealth REIT (now known as Equity Commonwealth) during 2014, and The Reserve, The Reserve Primary Fund in Liquidation and The Reserve Yield Plus Fund in Liquidation, which are registered investment companies, from 2006 to 2016.

Each of the executive officers of the Trust serves in his office(s) until such time as his successor is elected and qualified.

Biographical Information

Robert S. Hekemian, Jr. has served as a trustee since 2007, and he was appointed as Chief Executive Officer of the Trust in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of the Trust. Mr. Hekemian was additionally appointed to the office of President of the Trust in February 2019. Mr. Robert Hekemian, Jr.’s current term as a member of the Board is scheduled to expire at the next annual meeting of the Trust’s shareholders, and his term as Chief Executive Officer will expire at such time as his successor is appointed and qualifies. Mr. Hekemian has been involved in real estate activities for over 35 years, including property management, leasing, mortgage financing, construction and acquisitions of residential and commercial properties located throughout the Northeast and Mid-Atlantic regions of the United States. He has served as President and Chief Operating Officer of Hekemian & Co. since 2004, and is a member of the Executive Committee of Hekemian & Co. From 1983 to 2003, Mr. Hekemian served as Executive Vice President of Hekemian & Co. Mr. Hekemian is principally responsible for identifying real estate acquisitions and evaluating the performance of the real estate properties managed by Hekemian & Co. with a view toward maintaining or altering management and/or leasing strategies. Mr. Hekemian also serves on the Board of the New York Philharmonic. Mr. Hekemian is Chairman of the Bergen Community College Foundation. He is a Member of the Board of Governors, Hackensack University Medical Center, and a trustee of the Hackensack University Medical Center Foundation.

Ronald J. Artinian has served as a trustee since 1992, and he was appointed as Chairman of the Trust in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of the Trust. Mr. Artinian’s current term as a member of the Board is scheduled to expire in April 2022, and his term as Chairman will expire at such time as his successor is appointed and qualifies. Mr. Artinian worked in the financial services industry for 26 years, including with Smith Barney, Inc. from 1989 to 1998, where Mr. Artinian held positions as an Executive Vice President, Managing Director and National Sales Manager. Mr. Artinian retired from Smith Barney in January 1998 in order to pursue other business interests as a private investor. Mr. Artinian joined the board of The Reserve, a money market fund, in 2007 and served as lead independent director from March 2009 through December 2016. Mr. Artinian served as a member of the board of NYMAGIC, Inc., an insurance holding company specializing in commercial lines property and casualty and ocean marine insurance, from 2008 until the sale of that company in 2010. He also served on the board of CommonWealth REIT (now known as Equity Commonwealth), a real estate investment trust, during 2014.

David F. McBride, Esq. has served as a trustee since 2007. His current term as a member of the Board is scheduled to expire at the next annual meeting of the Trust. Mr. McBride has over 45 years of diversified real estate experience. He is the Chief Executive Officer of McBride Enterprises, Inc., a family-owned real estate company started in 1898. Mr. McBride was responsible for the development of numerous office and industrial properties, as well as residential projects in Northern New Jersey. He also oversaw the operations of his family’s general construction company, the Alpert P. Schmidt Construction Company, civil engineering firm, Urban Planning and Engineering Company, and commercial brokerage firm, McBride Corporate Real Estate. Mr. McBride was also instrumental in forming the Keystone Property Trust (NYSE) in 1998 and served as its Chairman of the Board until its sale to ProLogis (NYSE) in 2004. Mr. McBride has also been a Partner in and is presently Of Counsel to the law firm of Harwood Lloyd, LLC, specializing in real estate matters. Since 1998, Mr. McBride has also served as the Chairman and President of the Mountain Club Inc., t/a The High Mountain Golf Club. Mr. McBride also served on the Advisory Board of the McDonough School of Business at Georgetown University from 2008 to 2018.

John A. Aiello, Esq. has served as the Secretary and Executive Secretary of the Trust since 2003 and as a member of the Board since December 2015. His current term as a member of the Board of Trustees is scheduled to expire in April 2021. Mr. Aiello is an officer and shareholder of the law firm of Giordano, Halleran & Ciesla, P.C., where he has practiced law for 46 years. He is Chairman of the law firm’s Corporate and Securities practice group and concentrates his practice on corporate and securities law matters, including mergers and acquisitions and various corporate finance transactions. See the section entitled “Certain Relationships and Related Party Transactions” in this Proxy Statement. Mr. Aiello is an emeritus member and former Chairman of the Board of Directors of the Business Law Section of the New Jersey State Bar Association and a former member of the Board of Directors of the New Jersey chapter of the Association for Corporate Growth, a non-profit organization of professionals and business leaders in the middle market mergers and acquisitions space. Mr. Aiello is also a member of the Advisory Board of the Leon Hess School of Business of Monmouth University.

Justin F. Meng has served as a member of the Board since February 2016.  His current term as a member of the Board of Trustees is scheduled to expire in April 2022. Mr. Meng is a Managing Partner and Co-Portfolio Manager at V3 Capital Management L.P., an investment firm focused on publicly-traded real estate securities that he co-founded in 2011.  Previously, he was Partner and Head of REIT Research for High Rise Capital Management, L.P., where he worked from 2005 to 2011.  From 2002 to 2005, Mr. Meng served as an Associate at J.P. Morgan Asset Management in the Real Estate Investment Group, where he worked both in the acquisitions and asset management departments.  From 2000 to 2002, he served as an Analyst at J.P. Morgan Asset Management in their Fixed Income Group. Mr. Meng is a CFA charterholder.

David B. Hekemian has served as a member of the Board since April 2018. His current term as a member of the Board of Trustees is scheduled to expire in April 2021. Mr. Hekemian has served as a commercial real estate executive at Hekemian & Co. for over 30 years, holding positions of increasing responsibilities throughout his tenure at the company focused on strategic business and investment planning, retail development and leasing, asset profitability management and lender negotiations. From 1988 to 1992 he served as Property Manager, and from 1992 to 1996 he served as Vice President-Salesperson. Since 1996 Mr. Hekemian has served as Principal/Broker-Salesperson, Director of Commercial Brokerage and as a member of Hekemian & Co.’s Executive Committee. Mr. Hekemian is a member of the Armenian Missionary Association of America, where he served as Assistant Treasurer and a member of the Budget and Finance Committee from 1998 to 2007 and as Co-Chairman of the Investment Committee from 1996 to 2009, which included oversight and management of a $100 million equity and fixed income portfolio.

Richard J. Aslanian has served as a member of the Board since April 2018. His current term as a member of the Board of Trustees is scheduled to expire in April 2021. Mr. Aslanian is the Co-Founder of Welcome Home Brands, LLC, a distributor of imported paper and plastic bakeware products that services cruise lines, hotels, casinos and food service companies. He co-founded Welcome Home Brands, LLC in 2010. From 2007 to 2009 Mr. Aslanian was the Chief Executive Officer, sole Managing Member and founder of Blue Ram Capital Management, LLC, which managed an investment partnership of public equities in developed markets. In 2006, Mr. Aslanian retired from Goldman Sachs & Co. as a Managing Director after having been with the firm since 1991, during which time he was co-head of one of the most prominent wealth management teams of the firm. From 1985 to 1991 Mr. Aslanian was an attorney at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP where he concentrated his practice on corporate and tax matters and public and private mergers and acquisitions. Mr. Aslanian established the Richard J. Aslanian Scholarship Fund, an endowed scholarship, at the University of Pennsylvania, and has served on the boards of several charitable organizations, including the Partnership for Inner-City Education, the Harrison Educational Foundation and the Armenian Church Endowment Fund.

Allan Tubin was appointed as Chief Financial Officer and Treasurer of the Trust in February 2019. Mr. Tubin is the Chief Financial Officer of Hekemian & Co., the Trust’s managing agent. As Chief Financial Officer of Hekemian & Co., Mr. Tubin

is responsible for corporate and project finance, budgeting and tax planning, accounting, and SEC compliance for both Hekemian & Co. and its affiliates. He is a member of Hekemian & Co.’s Acquisitions and Development Due Diligence Team, where he is responsible for financial forecasting and modeling. Mr. Tubin has over 25 years’ experience in real estate finance. Prior to joining Hekemian & Co. in 1996, he served as the Chief Financial Officer for the international real estate activities of the investment bank Donaldson, Lufkin & Jenrette, and served as a certified public accountant with Ernst & Young.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trust’s executive officers and trustees, and persons who own more than 10% of the Shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, trustees and greater than 10% Shareholders are required by SEC regulation to furnish the Trust with copies of all Forms 3, 4 and 5 they file.

Based solely on the Trust’s review of the copies of such forms it has received, the Trust believes that all of its trustees, executive officers and greater than 10% Shareholders complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during fiscal 2019, except for a Form 3 for Allan Tubin in connection with his appointment as Chief Executive Officer of the Trust, which has been filed with the SEC.

Code of Ethics

The Trust has adopted a Code of Ethics that is applicable to all trustees, executive officers and management employees of the Trust, including, without limitation, the Trust’s principal executive and senior financial officers. The Audit Committee is charged with administering and interpreting the Code of Ethics. The Code of Ethics is available on the Trust’s website at www.freitnj.com under the “About FREIT” and “Corporate Governance” tabs.

Audit Committee

The current members of the Audit Committee of the Board of Trustees are Ronald J. Artinian, David F. McBride and Richard J. Aslanian. Ronald J. Artinian serves as the Chairman of the Audit Committee. Each member of the Audit Committee satisfies the audit committee qualifications under the NASDAQ Listing Rules and is independent, as independence for audit committee members is defined in the NASDAQ Listing Rules, and they each meet the independence requirements of Exchange Act Rule 10A-3(b)(1).

The Audit Committee held four meetings during fiscal 2019. The Audit Committee selects the independent registered public accounting firm (the “Independent Auditors”) to audit the books and accounts of the Trust. In addition, the Audit Committee reviews and pre-approves the scope and costs of all services (including non-audit services) provided by the Independent Auditors. The Audit Committee also monitors the effectiveness of the audit effort and financial reporting and inquires into the adequacy of the Trust’s financial and operating controls.

Based on its review of the criteria of an Audit Committee Financial Expert under the rules of the Securities and Exchange Commission (the “SEC”), the Board of Trustees does not believe that any of the members of the Trust’s Audit Committee qualifies as an Audit Committee Financial Expert.

Each of Ronald J. Artinian, David F. McBride and Richard J. Aslanian has made significant contributions and provided valuable service to the Trust and its Shareholders as members of the Audit Committee. The Board of Trustees believes that each of Mr. Artinian, Mr. McBride and Mr. Aslanian has demonstrated that he is capable of (i) understanding accounting principles generally accepted in the United States of America (“GAAP”), (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) understanding financial statements and analyzing and evaluating the Trust’s financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an Audit Committee Financial Expert under the rules of the SEC. Given the business experience and acumen of Mr. Artinian, Mr. McBride and Mr. Aslanian, the Board of Trustees believes that each of them is qualified to carry out all duties and responsibilities of the Trust’s Audit Committee. However, Mr. Artinian, Mr. McBride and Mr. Aslanian have not acquired these attributes through the specific experience that is required for qualification as an Audit Committee Financial Expert under the rules of the SEC, such as experience serving as, or experience actively supervising, a principal financial officer, principal accounting officer, controller, public accountant or auditor, or experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements. Therefore, the Board of Trustees does not believe that any of its current members meets all of the requirements under the SEC rules for qualification as an Audit Committee Financial Expert.

The Board of Trustees believes that Allan Tubin, the Trust’s Chief Financial Officer and Treasurer, meets all of the requirements under the rules of the SEC for qualification as an Audit Committee Financial Expert. However, Mr. Tubin is

not a trustee of the Trust and would not meet the requirements for qualification as an “independent director” under the NASDAQ Listing Rules due to the fact that Mr. Tubin is an executive officer of the Trust and an executive officer of Hekemian & Co., the Trust’s managing agent. As Chief Financial Officer of the Trust, Mr. Tubin will make the certifications required under the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC with respect to (i) the Trust’s financial statements and other financial information included in periodic reports filed with the SEC, (ii) the Trust’s disclosure controls and procedures regarding the disclosure to the certifying officers of material information relating to the Trust, and (iii) the Trust’s internal controls and the adequacy of the design and operation of such internal controls. As a certifying officer of the Trust, Mr. Tubin will meet with and make reports to the Audit Committee with respect to the items which are the subject matter of his certifications.

Based on the foregoing, the Board of Trustees believes that the Audit Committee functions effectively and properly performs and discharges its duties, and the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board of Trustees who would qualify as an Audit Committee Financial Expert.

ITEM 11	EXECUTIVE COMPENSATION

The Trust is externally managed by Hekemian & Co. Hekemian & Co. is owned by members of the family of Robert S. Hekemian, Jr., Chief Executive Officer, President and a trustee of the Trust, David B. Hekemian, a trustee of the Trust, and the late Robert S. Hekemian, a former consultant to the Trust. As compensation for its management services, the Trust pays Hekemian & Co. management and other fees pursuant to a Management Agreement between the Trust and Hekemian & Co. In addition, as an incentive to the employees of Hekemian & Co. (including members of the Hekemian family) to identify and provide real estate investment opportunities for the Trust, the Trust has advanced to such employees who are investors in certain joint venture projects a portion of the equity capital required to be contributed by them to such joint ventures. The Management Agreement and these other incentives are more particularly described in “Certain Relationships and Related Party Transactions; Director Independence” below.

In view of the Trust’s external management structure, the Trust does not employ executive officers on a full-time basis. The following Compensation Discussion and Analysis presents information regarding the Trust’s compensation policies and programs and the compensation of the Trust’s executive officers.

Compensation Discussion and Analysis

Overview

The Trust’s compensation program is designed to properly compensate the executive officers commensurate with the duties and services that they are employed to perform for the Trust, to reward their dedication, hard work and success and align their interests with the long-term interests of the Trust. The Compensation Committee reviews the compensation paid to the executive officers in consideration of these objectives and makes recommendations to the Board regarding its determinations. The various factors considered by the Compensation Committee in reaching its determinations concerning the compensation of the executive officers are discussed under “Fiscal 2019 Compensation” below.

Recovery of Erroneously Awarded Compensation

The Board has adopted a policy that provides that, in the event that the Trust is required to prepare an accounting restatement due to the Trust’s material non-compliance with any financial reporting requirement, the Trust will require the reimbursement, cancellation or forfeiture, as the case may be and to the fullest extent permitted by applicable law, of any incentive-based compensation paid to any current or former executive officer during the three-year period preceding such restatement that was based on the erroneous data and that was paid in excess of the compensation that would have been paid to the executive officer based on the accounting restatement. The Trust will disclose any incentive-based compensation paid to any executive officer that is based on any measure of financial performance or any other financial information in the Trust’s proxy statement for the annual meeting of Shareholders and as required by the rules and regulations of the SEC.

As discussed under “Elements of Executive Compensation” below, the Trust did not pay any incentive-based compensation to any of the executive officers during the fiscal year ended October 31, 2019.

Hedging Policy

It is the policy of the Trust that no employee or trustee of the Trust may purchase any financial instruments that are designed to hedge or offset any decrease in the market value of the Trust’s Shares that (i) were previously awarded, or acquired pursuant to the exercise of any option granted, to an employee or trustee by the Trust as part of the compensation of such employee or trustee or (ii) otherwise held, directly or indirectly, by an employee or trustee, which financial instruments will include, without limitation, puts, calls, straddles, equity swaps and any other derivative security that is directly linked to the Shares.

Elements of Executive Compensation

There are three elements to the compensation of the executive officers of the Trust: (1) base salary; (2) the Equity Incentive Plan; and (3) the Amended and Restated Deferred Fee Plan (the “Deferred Fee Plan”). The Compensation Committee and the Board believe that these elements allow the Trust to accomplish its objectives of properly compensating the executive officers for their services to the Trust, rewarding the dedication, hard work and success of executive officers and aligning the interests of executive officers with the long-term interests of the Trust.

Except for base salary, benefits under the Equity Incentive Plan and Deferred Fee Plan, and fees paid to the executive officers for their service as trustees, the Trust does not pay any other compensation or benefits to its executive officers, whether it be in the form of bonus, long-term incentive compensation, perquisites, rights, warrants, convertible securities, performance units, performance shares or other similar instruments. The Equity Incentive Plan and the Deferred Fee Plan are the only employee benefit plans maintained by the Trust. There are no employment contracts between the Trust and any of the executive officers, nor is there any compensatory plan or arrangement between the Trust and any of the executive officers pursuant to which an executive officer would receive payments as the result of his resignation or retirement as an executive officer, or any other event resulting in the termination of his relationship with the Trust as an executive officer, or as a result of a change in control of the Trust. The Trust’s Deferred Fee Plan, discussed below, provides that a participant may receive Shares with respect to amounts credited to such participant’s account under the Deferred Fee Plan, including amounts deferred thereunder and accrued interest, upon such participant’s attainment of the retirement age specified in the participant’s deferral election, such participant’s actual retirement, such participant’s cessation of services prior to retirement, or the occurrence of a change in control of the Trust as defined under the Deferred Fee Plan. The Trust’s Equity Incentive Plan provides that in the event of (i) a Change in Control (as such term is defined in the Equity Incentive Plan), or (ii) a sale of all or substantially all of the assets of the Trust, other than a sale of assets to a subsidiary or other affiliated entity of the Trust, all outstanding options granted under the Equity Incentive Plan will become exercisable (to the extent not already exercisable) immediately before or contemporaneously with the occurrence of such change in control or sale, and each outstanding restricted share award granted under the Equity Incentive Plan shall immediately become free of all restrictions, conditions and forfeiture provisions.

As previously reported by the Trust, on January 14, 2020, the Trust and certain of its affiliates entered into a Purchase and Sale Agreement (the “Sale Agreement”), pursuant to which the Trust and its affiliates will sell 100% of their ownership interests in seven real properties held by them. In addition, as previously reported by the Trust, on January 14, 2020, the Board adopted a Plan of Voluntary Liquidation (the “Plan of Liquidation”), which provides for the voluntary termination and liquidation of the Trust by the sale, conveyance, transfer and delivery of all of the Trust’s remaining assets. The Sale Agreement and the Plan of Liquidation are both subject to the approval of the Trust’s shareholders. If the Sale Agreement is approved by the Trust’s shareholders and the transactions contemplated therein are completed, but the Plan of Liquidation is not approved by the Trust’s shareholders, then the vesting of options outstanding under our Equity Incentive Plan will not accelerate but the Compensation Committee of our Board of Trustees may consider and approve a reduction of the exercise price of outstanding options at such time as the Board approves a distribution to the Trust’s shareholders. However, if both the Sale Agreement and the Plan of Liquidation are approved by the Trust’s shareholders (and the transactions contemplated in the Sale Agreement are completed), then all unvested outstanding options will become vested upon the consummation of the transactions contemplated in the Sale Agreement. As of October 31, 2019, there were 202,400 unexercised options collectively held by the executive officers and trustees of the Trust that were outstanding. Additional information with respect to outstanding stock options is set forth in the “Outstanding Equity Awards at Fiscal Year-End” table below.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a trustee of the Trust, is the President and Chief Operating Officer of Hekemian & Co. David B. Hekemian, a trustee of the Trust, is the Principal/Broker – Salesperson and Director of Commercial Brokerage of Hekemian & Co. Robert S. Hekemian, the former Chairman and Chief Executive Officer of the Trust, served as a consultant to the Trust and Chairman of the Board and Chief Executive Officer of Hekemian & Co. prior to his death in December 2019. Pursuant to the terms of the Management Agreement between Hekemian & Co. and the Trust, Hekemian & Co. is entitled to receive a termination fee from the Trust under certain circumstances, including the non-renewal of the Management Agreement by the Trust, termination of the Management Agreement by the Trust without cause, or termination of the Management Agreement by the Trust following an acquisition of the Trust. See “Certain Relationships, Related Party Transactions; Director Independence” below.

Equity Incentive Plan

The Trust originally adopted the Equity Incentive Plan in 1999 upon the approval of the Board and the shareholders. In 2007, the Board and shareholders approved amendments to the Equity Incentive Plan to (a) increase the number of Shares reserved for issuance thereunder by 300,000 Shares and (b) extend the term of the Equity Incentive Plan from September 10, 2008 to September 10, 2018. In 2018, the Board and shareholders approved further amendments to the Equity Incentive Plan to (a) increase the number of Shares reserved for issuance thereunder by an additional 300,000 Shares and (b) further extend the term of the Equity Incentive Plan from September 10, 2018 to September 10, 2028.

The purpose of the Equity Incentive Plan is to allow the Trust to retain the services of individuals who have made, and/or who are expected to make, significant contributions to the business of the Trust and its subsidiaries, to align such persons’ interests with the long-term interests of the Trust, and to reward hard work, dedication and success by providing such individuals with an opportunity to acquire Shares of the Trust or receive other Share-based awards. Eligible participants include executive officers, trustees and consultants of the Trust, including employees of Hekemian & Co., the Trust’s managing agent.

The Board administers the Equity Incentive Plan, with the full and exclusive power to interpret the plan, to adopt rules, regulations and guidelines relating to the plan, to grant waivers of restrictions under the plan and to make all of the determinations necessary for the administration of the plan. The Board’s authority to administer the Equity Incentive Plan includes the authority, within the limits set forth in the plan, to determine the persons to whom awards may be granted, determine the number of Shares to be covered by each award, establish the terms, conditions and provisions of the awards to be granted, and establish restrictions on the awards or subsequently waive any such restriction or permit any such restriction to lapse.

The exercise price of options granted under the Equity Incentive Plan will be equal to the Fair Market Value (as defined in the Equity Incentive Plan) of the Shares on the date of the grant of the options. For any other form of award, the consideration, if any, to be paid in exchange for the award will be determined by the Board, but in no event will such consideration be greater than the Fair Market Value of the Shares on the date of grant. The term of awards will be determined by the Board, but will not exceed 10 years from the date of grant. Awards will vest in accordance with terms fixed by the Board, and vesting of awards may accelerate upon the occurrence of certain events, including a Change in Control (as defined in the Equity Incentive Plan), sale of all or substantially all of the Trust’s assets, or the death, the Retirement (as defined in the Equity Incentive Plan) of the participant or the disability of the participant.

The Board may terminate, modify or amend the Equity Incentive Plan at any time, provided that any modification or amendment that increases the number of Shares reserved for issuance thereunder is subject to the approval of the Trust’s shareholders, and any termination, modification or amendment that adversely affects the terms of any outstanding awards is subject to the consent of the holders thereof.

The Board has charged the Compensation Committee with the responsibility of making recommendations to the Board with respect to grants of awards under the Equity Incentive Plan to eligible participants. While the Equity Incentive Plan provides that options to acquire Shares will be the principal form of award under the plan, the plan also provides for grants of restricted Share awards and other Share-based awards.

During the 2019 fiscal year, upon the recommendation of the Compensation Committee, the Board of Trustees granted options to acquire 5,000 Shares under the Equity Incentive Plan to Ronald J. Artinian, the Chairman of the Board. The Compensation Committee did not recommend, and the Board of Trustees did not make, any other grants of stock options or other equity-based awards under the Equity Incentive Plan during the fiscal year ended October 31, 2019.

Amended and Restated Deferred Fee Plan

Effective November 1, 2000, the Board of trustees adopted the Deferred Fee Plan, which is intended to provide a benefit to executive officers and trustees who have made, and/or who are expected to continue to make, significant contributions to the long-term success of the Trust. An election to defer compensation is required to be made prior to the calendar year for which it will be effective, and is irrevocable with respect to the calendar year to which it applies.  The Deferred Fee Plan was amended and restated effective December 31, 2008, and further amended and restated effective November 1, 2014.

The original purpose of the Deferred Fee Plan was to provide executive officers and trustees with a long-term savings opportunity. Prior to the amendments to the Deferred Fee Plan that went into effect as of November 1, 2014, the Deferred Fee Plan permitted any executive officer or trustee to elect to defer receipt of any compensation, including executive officer salary, trustee annual retainer fees, meeting attendance fees, and property site inspection fees, and the rate of interest payable on any amounts deferred was fixed at 9% per annum, compounded quarterly.

The amendments to the Deferred Fee Plan that went into effect as of November 1, 2014 shifted the purpose of the Deferred Fee Plan from a long-term savings vehicle for eligible participants to an opportunity for eligible participants to increase their equity position in the Trust. As amended and restated effective November 1, 2014, the Deferred Fee Plan no longer permits trustees who are also executive officers of the Trust to defer amounts payable to them as salary for their services as executive officers. Participants in the Deferred Fee Plan are only permitted to defer amounts payable to them for their service as trustees. In addition, from and after November 1, 2014, amounts deferred, together with the interest accrued on a participant’s entire balance, will be converted on the last day of each calendar quarter into share units that are equivalent to Shares (“Share Units”), and credited to the participant’s account. Amounts deferred under the Deferred Fee Plan are converted into Share Units on a quarterly basis, on the last day of each calendar quarter. The number of Share Units to be credited with respect to amounts deferred during a calendar quarter will be determined by the closing price of the Shares on the trading day immediately preceding the last day of such calendar quarter. The participants’ existing balances as of October 31, 2014 will be preserved in the form of cash and will not be converted into Share Units, although the interest that accrues on such existing balances from and after November 1, 2014 will be converted into Share Units. As of November 1, 2014, the interest rate on participants’ cash balances under the Deferred Fee Plan was changed from 9% per annum to the average interest rate on ten-year Treasury bonds plus 150 basis points. In the event that any cash dividend is paid by the Trust with respect to the Shares, each participant will be credited with a number of Share Units equal to (x) the amount of the cash dividend paid with respect to one Share, (y) multiplied by the total number of Share Units credited to a participant’s account as of the record date for the dividend, (z) divided by the fair market value of one Share on the trading day immediately preceding the payment date of the dividend. In the event that any dividend is paid with respect to the Shares in Shares, each participant will be credited with a number of Share Units equal to the number of full Shares that such participant would have received had the participant been the owner, on the record date for the dividend, of a number of Shares equal to the number of Share Units credited to the participant’s account.

A participant’s deferred benefits under the Deferred Fee Plan will be paid to the participant at either: (i) the retirement age specified by the participant in the deferral election; (ii) actual retirement of the participant; (iii) upon the earlier cessation of duties as a trustee of the Trust prior to retirement; or (iv) upon a change in control of the Trust, as defined in the Deferred Fee Plan.  On the payment date, the Trust will issue to the participant a number of Shares equal to the number of Share Units credited to the participant’s account, and will pay to the participant amounts maintained in the participant’s account as of October 31, 2014 as cash in either a lump sum or in a number of substantially equal annual installments over a period not to exceed 10 years, at the election of the participant, except if a participant elects to receive payment upon the occurrence of a change in control, in which case all such amounts will be payable in a lump sum.  The Trust has not created and will not create a cash sinking fund for amounts deferred pursuant to the Deferred Fee Plan that are not payable in Shares.  As a result, any participant who elects to participate in the Deferred Fee Plan is an unsecured creditor of the Trust with respect to any amounts deferred thereunder.  The Deferred Fee Plan may be amended, suspended or terminated by resolution of the Board at any time and from time to time, provided that no amendment, suspension or termination will operate to adversely affect the plan benefits accrued or available for any participant.

As of October 31, 2019, an aggregate amount of approximately $7,610,000 has been deferred under the Deferred Fee Plan, which represents an aggregate of $4,422,000 of deferred fees and $3,188,000 of accrued deferred interest, which amounts will be maintained as cash in the participants’ accounts under the Deferred Fee Plan and will not be converted into Share Units as described above. Subsequent to October 31, 2019, the Trust paid an aggregate of $4,977,115, which former executive officers and trustees were entitled to receive under the Deferred Fee Plan.

During the fiscal year ended October 31, 2019, participants deferred a total of approximately $879,800 under the Deferred Fee Plan, consisting of approximately $581,600 of deferred fees and approximately $298,200 of accrued deferred interest. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $879,800 deferred by all participants converted into an aggregate of 53,741 Share Units during the fiscal year ended October 31, 2019, which were credited to the participants’ accounts. In addition, the participants were credited with an aggregate of 6,407 Share Units during fiscal 2019 representing dividends paid with respect to the Share Units credited to their accounts. Additional information regarding the participants’ deferral of fees and the conversion of deferred amounts into Share Units credited to their accounts is set forth under “Fiscal 2019 Nonqualified Deferred Compensation” and “Fiscal 2019 Trustee Compensation” below.

The Sale Agreement provides for the sale of a 100% interest in seven apartment properties owned by the Trust and certain of its affiliates; however, there are circumstances in which certain apartment properties may be excluded from the transaction. If all of seven apartment properties are sold pursuant to the Sale Agreement, the completion of the transaction will constitute a “change in control” under the Deferred Fee Plan and entitle participants to receive a lump sum cash payment of their accrued benefits under the Deferred Fee Plan. The terms of the Sale Agreement, including the circumstances in which certain apartment properties may be excluded from the transaction, are described in further detail in the Trust’s Current Report on Form 8-K filed with the SEC on January 15, 2020.

Fiscal 2019 Compensation

The Compensation Committee recommended to the Board that there be no adjustments to the compensation paid to the executive officers for the fiscal year ended October 31, 2016 from the compensation paid to them in the fiscal year ended October 31, 2015, and the Board accepted the Compensation Committee’s recommendation and did not make any adjustments to the compensation paid to the executive officers for the fiscal year ended October 31, 2016. The Compensation Committee similarly recommended to the Board that there be no adjustments to the compensation paid to the executive officers for the fiscal year ended October 31, 2017, and the Board accepted the Compensation Committee’s recommendation and did not make any adjustments to the compensation paid to the executive officers for the fiscal year ended October 31, 2017.

Following Robert S. Hekemian’s retirement as Chairman and Chief Executive Officer on April 5, 2018, the Board determined, upon the recommendation of the Compensation Committee, to pay Robert S. Hekemian, Jr. a base salary for the fiscal year ended October 31, 2018 of $300,000 on a pro-rated basis for his services as Chief Executive Officer following his appointment to that office in April 2018. Robert S. Hekemian was paid an annual base salary of $300,000 prior to his retirement in April 2018.

With respect to compensation for the fiscal year ended October 31, 2019, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of the Trust be increased to $400,000 per year from $300,000 per year, and that there be no adjustments to the compensation paid to Allan Tubin as Chief Financial Officer and Treasurer of the Trust, Ronald J. Artinian as Chairman of the Board of the Trust, or John A. Aiello as Executive Secretary, and the Board approved the Compensation Committee’s recommendations.

With respect to compensation for the fiscal year ending October 31, 2020, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of the Trust be maintained at $400,000 per year, and that there be no adjustments to the compensation paid to Allan Tubin as Chief Financial Officer and Treasurer of the Trust, Ronald J. Artinian as the Chairman of the Board or John A. Aiello as Executive Secretary.

The Compensation Committee considers the following factors, among other things, in the course of its review of the compensation for the executive officers: (a) compensation paid by other real estate investment trusts, both as a component of operating expenses and to ensure that the Trust’s compensation levels are competitive in the industry; (b) the duties and responsibilities of the executive officers and the value of the services provided by them; (c) the Trust’s operating results and financial condition, as well as the condition and prospects of the residential and commercial real estate markets; and (d) the results of the most recent shareholder advisory vote to approve the compensation of the executive officers, which was conducted at the 2017 Annual Meeting. For the fiscal year ending October 31, 2020, the Compensation Committee also considered the roles of the executive officers with the Trust’s evaluation and pursuit of the strategic alternatives being pursued by the Trust, including the Sale Agreement and Plan of Liquidation.

The Compensation Committee reviews compensation paid by other real estate investment trusts in the most general way in view of the fact that unlike many other real estate investment trusts, the Trust is externally managed. Therefore, the Trust does not retain the services of its executive officers on a full-time, exclusive basis, and the executive officers do not spend full time in their respective positions or devote all of their business activities to the Trust. The Compensation Committee and the Board take these considerations into account when determining the compensation to be paid to the Trust’s executive officers, and the compensation paid to the executive officers reflects what the Compensation Committee and the Board believe to be fair and reasonable compensation for the services that the executive officers provide to the Trust and their commitment to serve as executive officers of the Trust under these circumstances. The Compensation Committee and the Board also consider the size and scope of the Trust’s business and operations as reflected on its balance sheet and income statement in relationship to other real estate investment trusts.

As required by the rules and regulations of the SEC, at the 2017 Annual Meeting of Shareholders, the shareholders were asked to approve an advisory resolution approving the compensation of the executive officers as disclosed and described in the Compensation Discussion and Analysis and the compensation tables and narratives contained in the Trust’s proxy statement used in connection with the 2017 Annual Meeting. The advisory resolution received the approval of approximately 97.7% of the votes cast on this proposal. The Compensation Committee and the Board concluded from the strong approval of the advisory resolution that the shareholders believe that the Trust’s compensation policies and the compensation paid to the executive officers are appropriate and reflective of the Trust’s objectives of aligning the interests of the executive officers with the long-term interests of the Trust. In accordance with the rules and regulations of the SEC, and based on the results of the vote by the shareholders at the 2017 Annual Meeting on the frequency of such vote, the advisory vote by the shareholders to approve the compensation of the executive officers will occur again at a special meeting of the Trust’s shareholders to approve the Sale Agreement and Plan of Liquidation, among other things, which the Trust expects to hold in the second quarter of the fiscal year ending October 31, 2020.

Risk Management

The Compensation Committee does not believe that the Trust’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on the Trust. Executive officers are compensated on a fixed salary basis and have not been awarded any bonuses or other compensation that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of the Trust. In addition, the Compensation Committee and the Board have utilized, the Equity Incentive Plan to align the interests of the trustees and executive officers with the long-term interests of the Trust and the shareholders through grants of stock options and other equity-based awards, thereby giving the trustees and executive officers additional incentives to protect the long-term value of the Trust.

Executive Compensation and Financial Performance

As discussed above, the executive officers of the Trust are compensated primarily on a fixed salary basis and have not been awarded any incentive-based cash bonuses, and the compensation paid to the executive officers is not specifically dependent upon any particular measure of financial performance. However, the Compensation Committee considers, in general terms, both the overall financial performance and condition of the Trust and the Trust’s long-term prospects in the Committee’s determination of appropriate levels of executive salary, among other factors and considerations discussed under “Fiscal 2019 Compensation” above.

Chief Executive Officer Compensation and Employee Compensation

The table below sets forth comparative information regarding (A) the total compensation of the Chief Executive Officer for the fiscal year ended October 31, 2019, (B) the median of the total compensation of all other employees of the Trust, not including the Chief Executive Officer, for the fiscal year ended October 31, 2019, and (C) the ratio of the Chief Executive Officer’s total compensation to the median of the total compensation of all other employees (other than the Chief Executive Officer). As of October 31, 2019, excluding the Chief Executive Officer, the Trust had forty-six employees, including thirty-two full-time employees, eleven part-time and seasonal employees, and three executive officers.

Chief Executive Officer compensation (A)	$481,190
Median compensation of all employees (not including Chief Executive Officer) (B)	$39,888
Ratio of (A) to (B)	12.06

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended October 31, 2019, David F. McBride, Justin F. Meng and Richard J. Aslanian served on the Compensation Committee of the Board, with Mr. McBride serving as the Chairman of the Committee. None of the members of the Compensation Committee served as an executive officer or employee of the Trust at any time during the fiscal year ended October 31, 2019, nor have any of them ever served as an executive officer of the Trust in any prior year.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by:	David F. McBride, Chairman
Justin F. Meng
Richard J. Aslanian

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of all of the named executive officers of the Trust (the “Executive Officers”) as of October 31, 2019, October 31, 2018 and October 31, 2017 for services in all capacities to the Trust for the 2019, 2018 and 2017 fiscal years, respectively. With respect to all compensation, the term “paid” will mean actually paid or deferred.

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert S. Hekemian,	2019	--	--	--	--	--	--	--	--
Former Chairman of the Board	2018	$128,932 (4)	$ --	$ --	$ --	$ --	$ --	$235,806 (5)	$364,738 (6)
and Chief Executive Officer (3)	2017	$300,000	$ --	$ --	$ --	$ --	$ --	$237,745 (5)	$537,745
Robert S. Hekemian, Jr.,	2019	$400,000	$ --	$ --	$ --	$ --	$ --	$81,190 (9)	$481,190
President and Chief	2018	$171,781 (8)	$ --	$ --	$ --	$ --	$ --	$63,046 (9)	$234,827
Executive Officer (7)	2017	--	--	--	--	--	--	--	--
Allan Tubin,	2019	$21,863 (11)	$ --	$ --	$ --	$ --	$ --	$ --	$21,863
Treasurer and Chief	2018	--	--	--	--	--	--	--	--
Financial Officer (10)	2017	--	--	--	--	--	--	--	--
Donald W. Barney,	2019	$20,342 (13)	$ --	$ --	$ --	$ --	$ --	$87,211 (14)	$107,553
Former President, Treasurer	2018	$75,000	$ --	$ --	$ --	$ --	$ --	$119,515 (14)	$194,515
and Chief Financial Officer (12)	2017	$75,000	$ --	$ --	$ --	$ --	$ --	$114,378 (14)	$189,378
John A. Aiello, Esq.,	2019	$40,000	$ --	$ --	$ --	$ --	$ --	$76,000 (15)	$116,000 (16)
Executive Secretary and	2018	$35,000	$ --	$ --	$ --	$ --	$ --	$68,000 (15)	$103,000 (16)
Secretary	2017	$30,000	$ --	$ --	$67,260	$ --	$ --	$71,800 (15)	$169,060 (16)

(1)	Represents the positions held by each Executive Officer for the fiscal years ended October 31, 2019, October 31, 2018 and October 31, 2017.
(2)	Represents payment to the Executive Officers for their services as Executive Officers of the Trust.
(3)	Robert S. Hekemian retired as Chairman, Chief Executive Officer and a trustee of the Trust effective April 5, 2018. Mr. Hekemian did not serve as an Executive Officer of the Trust during the fiscal year ended October 31, 2019.
(4)	Based on an annual base salary in the amount of $300,000, prorated for the period beginning November 1, 2017 through the effective date of Robert S. Hekemian’s retirement as Chairman of the Board and Chief Executive Officer on April 5, 2018.
(5)	Of these amounts, $200,955 and $177,958 represent accrued interest earned in the fiscal years ended October 31, 2018 and 2017, respectively, on amounts previously deferred by Robert S. Hekemian for service as an Executive Officer pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred executive officer fees are paid to Mr. Hekemian; $27,642 and $55,800 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2018 and 2017, respectively, as consideration for his service on the Board of Trustees and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $7,209 and $3,987 represent dividends earned related to accrued interest and fees in the fiscal years ended October 31, 2018 and 2017, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $235,806 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2018 converted into an aggregate of 14,921 Share Units, and the aggregate amount of $237,745 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2017 converted into an aggregate of 12,917 Share Units. See “Amended and Restated Deferred Fee Plan,” above.
(6)	In addition to amounts paid to Robert S. Hekemian for his service as Chairman of the Board, Chief Executive Officer and a trustee of the Trust during the fiscal year ended October 31, 2018 until his retirement as an Executive Officer and trustee on April 5, 2018, Mr. Hekemian entered into a Consulting Agreement with the Trust effective April 5, 2018 and received compensation from the Trust for consulting services rendered thereunder. The compensation paid to Mr. Hekemian under the Consulting Agreement during the fiscal years ended October 31, 2019 and 2018 is described in Item 13, “Certain Relationships and Related Party Transactions; Trustee Independence.”
(7)	Robert S. Hekemian, Jr. was appointed as Chief Executive Officer of the Trust effective April 5, 2018 and President of the Trust effective February 7, 2019. Mr. Hekemian did not serve as an Executive Officer of the Trust during the fiscal year ended October 31, 2017.
(8)	Based on an annual base salary in the amount of $300,000, prorated for the period beginning on the date of Robert S. Hekemian, Jr.’s appointment as Chief Executive Officer on April 5, 2018 through the remainder of the fiscal year ended October 31, 2018.
(9)	Of these amounts, $9,840 and $11,080 represent accrued interest earned in the fiscal years ended October 31, 2019 and 2018, respectively, on amounts previously deferred by Robert S. Hekemian, Jr. pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred fees are paid to Mr. Hekemian; $61,000 and $50,000 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2019 and 2018, respectively, as consideration for his service on the Board of Trustees and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $10,350 and $1,966 represent dividends earned related to accrued interest and fees in the fiscal years ended October 31 2019 and 2018, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $81,190 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2019 converted into an aggregate of 4,927 Share Units, and the aggregate amount of $63,046 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2018 converted into an aggregate of 4,002 Share Units. See “Amended and Restated Deferred Fee Plan,” above.
(10)	Allan Tubin was appointed as Chief Financial Officer and Treasurer of the Trust effective February 7, 2019. Mr. Tubin did not serve as an executive officer of the Trust during fiscal 2018 or fiscal 2017.
(11)	Based on an annual base salary of $30,000 pro-rated for the period beginning on the date of Mr. Tubin’s appointment as Chief Financial Officer and Treasurer on February 7, 2019 through the remainder of the fiscal year ended October 31, 2019.
(12)	Donald W. Barney retired as President, Chief Financial Officer, Treasurer and a trustee of the Trust effective February 7, 2019.
(13)	Based on an annual base salary of $75,000 prorated for the fiscal year ended October 31, 2019 through the date of Mr. Barney’s retirement as Chief Financial Officer and Treasurer on February 7, 2019.
(14)	Of these amounts, $57,081, $65,992 and $58,440 represent accrued interest earned on amounts previously deferred by Donald W. Barney for service as an Executive Officer pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred executive officer fees are paid to Mr. Barney in the fiscal years ended October 31, 2019, 2018 and 2017, respectively; $13,938, $50,000 and $54,000 represent annual retainer fees, meeting fees and other fees paid to Mr. Barney in the fiscal years ended October 31, 2019, 2018 and 2017, respectively, as consideration for his service on the Board and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $16,192, $3,523 and $1,938, represent dividends earned related to accrued interest and fees in the fiscal years ended October 31, 2019, 2018 and 2017, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $87,211 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2019 converted into an aggregate of 5,363 Share Units, the aggregate amount of $119,515 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2018 converted into an aggregate of 7,574 Share Units and the aggregate amount of $114,378 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2017 converted into an aggregate of 6,234 Share Units. See “Amended and Restated Deferred Fee Plan” above.
(15)	During the fiscal years ended October 31, 2019, October 31, 2018 and October 31, 2017, the Executive Secretary was entitled to receive (i) meeting attendance fees in the amount of $1,500 for each meeting of the Board and its committees attended, $1,000 for each meeting participated in by teleconference; and (ii) property site inspection fees in the amount of $1,000 for each site inspection attended and reimbursement of all reasonable and verified out-of-pocket expenses incurred in connection with the site visit.
(16)	Mr. Aiello is an officer and shareholder in the law firm of Giordano, Halleran & Ciesla, P.C. During the fiscal years ended October 31, 2019, 2018 and 2017, Mr. Aiello paid to the law firm the retainer and meeting fees which he received in connection with his services as Secretary and Executive Secretary of the Trust during the fiscal years ended October 31, 2019, 2018 and 2017.

The following table sets forth information concerning the compensation of the Executive Officers that was deferred pursuant to the Deferred Fee Plan, described under “Amended and Restated Deferred Fee Plan” above, for the fiscal year ended October 31, 2019:

FISCAL 2019 NONQUALIFIED DEFERRED COMPENSATION

Name (1)	(a) (2) Executive Contributions in Last FY ($)	(b) (2) Registrant Contributions in Last FY ($)	(c) Aggregate Earnings in Last FY ($)	(d) Aggregate Withdrawals/ Distributions ($)	(e) (2) Aggregate Balance at Last FYE ($)
Robert S. Hekemian, Jr.	$61,000	$ ---	$20,190	$ ---	$605,194
Donald W. Barney (3)	$13,938	$ ---	$73,273	$207,908	$1,925,614
Allan Tubin	$ ---	$ ---	$ ---	$ ---	$ ---
John A. Aiello, Esq.	$ ---	$ ---	$ ---	$ ---	$ ---

(1)	Effective November 1, 2000, the Board of Trustees adopted the Deferred Fee Plan for its executive officers and its trustees. The Deferred Fee Plan was amended and restated on December 30, 2008, effective as of December 31, 2008, and further amended and restated on September 4, 2014, effective beginning November 1, 2014. Prior to the amendments that went into effect beginning November 1, 2014, the Deferred Fee Plan permitted any executive officer or trustee to elect to defer receipt of any executive officer, trustee retainer, meeting attendance, or property site inspection fee. As a result of the amendments to the Deferred Fee Plan that went into effect on November 1, 2014, participants in the Deferred Fee Plan who are also Executive Officers of the Trust are only permitted to defer amounts paid to them in their capacities as trustees, and are not permitted to defer amounts paid to them in their capacities as Executive Officers. Please see the full discussion of the Deferred Fee Plan under “Amended and Restated Deferred Fee Plan” above.
(2)	All amounts reported in columns (a) and (b) are reported as compensation to the named executive officers in their capacities as members of the Board of Trustees in the fiscal year ended October 31, 2019 in the Summary Compensation Table above.
(3)	Donald W. Barney retired as President, Chief Financial Officer, Treasurer and a trustee of the Trust effective February 7, 2019.

The following table sets forth information concerning the conversion into Share Units of deferred fees, accrued deferred interest and dividends payable with respect to credited Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2019, and the aggregate number of credited Share Units, for each executive officer individually.

Participant	Aggregate Deferred Fees for FY 2019	Accrued Deferred Interest for FY 2019	Dividends Payable on Credited Share Units for FY 2019	Share Units Credited for FY 2019	Aggregate Share Units Credited
Robert S. Hekemian, Jr.	$61,000	$9,840	$10,350	4,927	19,025
Donald W. Barney	$13,938	$57,081	$16,192	5,363	28,008
Allan Tubin	$ ---	$ ---	$ ---	---	---
John A. Aiello, Esq.	$ ---	$ ---	$ ---	---	---

See “Amended and Restated Deferred Fee Plan” above for more information concerning the terms and provisions of the Deferred Fee Plan and the information set forth in these tables.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options, and the number of securities remaining available for issuance, as of October 31, 2019 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	310,740	$18.35	442,060
Equity compensation plans not approved by security holders	--	--	--
Total	310,740	$18.35	442,060
(1)	The Trust currently has no equity compensation plans other than the Equity Incentive Plan described under “Compensation Discussion and Analysis” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert S. Hekemian, Jr.	19,000	---	---	$18.45 (1)	9/3/2024	---	---	---	---
	4,000	---	---	$18.45 (1)	9/3/2024	---	---	---	---
Donald W. Barney	36,000	---	---	$18.45 (1)	9/3/2024	---	---	---	---
Allan Tubin	6,000	---	---	$18.45 (1)	9/3/2024	---	---	---	---
John A. Aiello, Esq.	11,400	7,600 (2)	---	$21.00 (1)	11/9/2026	---	---	---	---

(1)	The exercise price of this option is equal to the Fair Market Value of the Shares on the date of grant (as defined in the Equity Incentive Plan), which is described under “Compensation Discussion and Analysis” above.
(2)	The unvested Shares underlying this option vest as follows: 3,800 Shares vest on September 4, 2020; and 3,800 Shares vest on September 4, 2021.

Fiscal 2019 Option Exercises and Stock Vested

There were no exercises of stock options or vesting of stock held by Executive Officers in the fiscal year ended October 31, 2019.

Trustee Compensation

For the fiscal year ended October 31, 2019, each trustee was entitled to receive (a) an annual retainer fee of $35,000 per year; (b) a per meeting attendance fee of $1,500 per meeting of the Board and each committee of which a trustee is a member; (c) a $1,000 per meeting fee for telephonic meetings of the Board and each committee; and (d) a site inspection fee of $1,000 per site inspection. The Chairman of the Board was entitled to receive an additional annual retainer in the amount of $30,000 and a per meeting attendance fee of $1,800 per meeting of the Board, and the Chairman of the Audit Committee, the Chairman of the Compensation Committee and the Chairman of the Long-term Planning Committee were entitled to receive per meeting attendance fees of $1,800 per meeting of the Audit Committee, Compensation Committee and Long-term Planning Committee, respectively. The Chairman of the Audit Committee was entitled to receive an additional annual retainer fee of $10,000, and the Chairman of the Compensation Committee and the Chairman of the Long-term Planning Committee were each entitled to receive an additional annual retainer fee of $7,500. The Chairman of the Special Committee was entitled to receive an additional quarterly retainer fee of $15,000 and each other member of the Special Committee was entitled to a quarterly retainer of $10,000.

The trustees are entitled to defer all or any part of their retainer, meeting and property site inspection fees pursuant to the terms of the Deferred Fee Plan. For the fiscal year ended October 31, 2019, trustees (including the trustees who were also Executive Officers during the fiscal year ended October 31, 2019) elected to defer an aggregate amount of approximately $879,800 of annual retainer fees, meeting attendance fees, site inspection fees and accrued interest payable to them for their services to the Board and its committees, which amount was converted into an aggregate of 53,741 Share Units during the fiscal year ended October 31, 2019. In addition, the trustees (including the trustees who were also Executive Officers during the fiscal year ended October 31, 2019) were credited with an aggregate of 6,407 Share Units during fiscal 2019 from the conversion of dividends paid with respect to the Share Units credited to their accounts. See “Elements of Executive Compensation – Amended and Restated Deferred Fee Plan” under “Compensation Discussion and Analysis” above. For the fiscal year ended October 31, 2019, the Trust paid an aggregate of $60,000 of annual retainer fees, meeting attendance fees and site inspection fees to the trustees in cash for their services to the Board of Trustees and its committees.

FISCAL 2019 TRUSTEE COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Ronald J. Artinian	$186,964	$ ---	$12,150	$ ---	$ ---	$ ---	$199,114
Alan L. Aufzien (3)	$46,121 (4)	$ ---	$ ---	$ ---	$ ---	$ ---	$46,121
David F. McBride	$127,240	$ ---	$ ---	$ ---	$ ---	$ ---	$127,240
Justin F. Meng	$122,411	$ ---	$ ---	$ ---	$ ---	$ ---	$122,411
David B. Hekemian	$56,251	$ ---	$ --	$ ---	$ ---	$ ---	$56,251
Richard J. Aslanian	$98,651	$ ---	$ --	$ ---	$ ---	$ ---	$98,651

(1)	See the Summary Compensation Table above for information regarding compensation paid to each of Robert S. Hekemian, Jr., Donald W. Barney and John A. Aiello during the fiscal year ended October 31, 2019 in connection with their positions as trustees.
(2)	Effective November 1, 2014, the Deferred Fee Plan was amended to provide that the interest rate was equal to the average interest rate on ten-year Treasury bonds plus 150 basis points. The Deferred Fee Plan was also amended to provide that accrued deferred interest from and after November 1, 2014 would be converted into Share Units equivalent to Shares on a monthly basis. See “Amended and Restated Deferred Fee Plan” above for a description of the amendments to the Deferred Fee Plan.
(3)	Alan F. Aufzien retired as a trustee of the Trust upon the conclusion of the Trust’s 2019 Annual Meeting of Shareholders held on April 4, 2019.
(4)	The annual trustee retainer fee paid to Mr. Aufzien with respect to the 2019 fiscal year was pro-rated through the date of his retirement as a trustee on April 4, 2019, based on a base annual retainer fee of $35,000.

The following table sets forth information concerning the conversion of deferred fees and accrued deferred interest into Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2019 for each trustee who participated in the Deferred Fee Plan during the fiscal year ended October 31, 2019, except that the information concerning the participation of Robert S. Hekemian, Jr., Donald W. Barney and John A. Aiello, Esq., in the Deferred Fee Plan in their capacities as trustees is set forth under “Executive Compensation” above.

Participant	Aggregate Deferred Fees for FY 2019	Accrued Deferred Interest for FY 2019	Dividends Paid on Credited Share Units for FY 2019	Share Units Credited for FY 2019	Aggregate Share Units Credited
Ronald J. Artinian	$108,317	$31,048	$17,599	9,473	32,962
Alan F. Aufzien	$30,944	$12,015	$3,162	3,004	--
David F. McBride	$104,617	$9,747	$12,876	7,675	24,391
Justin F. Meng	$115,796	$0	$6,615	7,357	13,797
David B. Hekemian	$53,500	$0	$1,251	3,285	3,285
Richard J. Aslanian	$93,517	$0	$2,134	5,746	5,746
Totals	$506,691	$52,810	$43,637	36,540	80,181

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Shares for (i) each person who is a beneficial owner of 5% or more of our outstanding Shares, (ii) each of our trustees and executive officers and (iii) all of our trustees and executive officers as a group, each as of February 11, 2020 unless otherwise indicated in the table below.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner (1)	(A) Aggregate Number of Shares Beneficially Owned (2)		(B) Number of Shares Acquirable within 60 Days		(C) Aggregate Number of Shares Deemed to be Beneficially Owned (Column A plus Column B)		(D) Percent of Class (3)
Ronald J. Artinian (4)	443,392	(6)	23,400	(5)	466,792	(6)	6.8%
David F. McBride, Esq. (4)	5,000	(7)	19,000	(5)	24,000	(7)	*
Robert S. Hekemian, Jr. (4)(8)	300,148	(9)	23,000	(5)	323,148	(9)	4.7%
John A. Aiello, Esq. (4)(8)	5,000		11,400	(5)	16,400		*
Justin F. Meng (4)	15,000	(10)	11,400	(5)	26,400	(10)	*
David B. Hekemian (4)	405,546	(11)	18,800	(5)	424,346	(11)	6.2%
Richard J. Aslanian (4)	10,200		3,800	(5)	14,000		*
Allan Tubin (8)	7,662		6,000	(5)	13,662		*
All trustees and executive officers as a group (8 persons) (6)(7)(9)(10)(11)(12)	1,089,732	(12)	116,800	(5)	1,206,532	(12)	17.3%

* Shares beneficially owned do not exceed 1% of the Trust’s issued and outstanding Shares.

(1)	All trustees and executive officers listed in this table, with the exception of John A. Aiello, maintain a mailing address at 505 Main Street, P.O. Box 667, Hackensack, New Jersey 07602. John A. Aiello maintains a mailing address at 125 Half Mile Road, Suite 300, Red Bank, New Jersey 07701.
(2)	Except as otherwise indicated, all of the Shares are held beneficially and of record.
(3)	Based on 6,856,651 Shares outstanding as of February 11, 2020.
(4)	A trustee of the Trust.
(5)	Vested options to acquire Shares that are currently exercisable, or options that vest and become exercisable within 60 days after February 11, 2020.
(6)	Includes 52,504 Shares held in Individual Retirement Accounts for the benefit of Mr. Artinian. Also includes 4,250 Shares which are held by Mr. Artinian’s son, with respect to which Mr. Artinian disclaims beneficial ownership.
(7)	Includes 4,000 Shares held by Mr. McBride’s wife.
(8)	An executive officer of the Trust.
(9)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) 9,238 Shares which are held in trust by Mr. Hekemian for the benefit of his children, and (iii) an aggregate of 11,000 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and of which Mr. Hekemian is trustee. Also includes 25,458 Shares held in a trust of which

Mr. Hekemian is a beneficiary. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts.
(10)	Includes 2,400 Shares held by Mr. Meng’s wife, with respect to which Mr. Meng disclaims beneficial ownership.
(11)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) an aggregate of 17,638 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and niece and of which Mr. Hekemian is a trustee, (iii) 25,458 Shares held in a trust of which Mr. Hekemian is a beneficiary, (iv) an aggregate of 88,940 Shares held by the Robert and Mary Jane Hekemian Foundation, Inc. of which Mr. Hekemian is the Vice President/Treasurer, and (v) 6,000 Shares held in trust by Mr. Hekemian for the benefit of his children. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts. Also includes 1,600 Shares held by Mr. Hekemian’s wife, with respect to which Mr. Hekemian disclaims beneficial ownership.
(12)	Robert S. Hekemian, Jr. and David B. Hekemian are both deemed to be the beneficial owner of 102,216 Shares held by certain partnerships and limited liability companies in which each of them is a partner or member. Therefore, the total number of Shares beneficially owned by all executive officers and trustees as a group, which includes both Robert S. Hekemian, Jr. and David B. Hekemian, is not merely the aggregate of the beneficial ownership of each executive officer and trustee, since calculating the aggregate number of Shares beneficially owned by all executive officers and trustees as a group on that basis would result in the 102,216 Shares of which both Robert S. Hekemian, Jr. and David B. Hekemian are deemed the beneficial owner being double-counted. As disclosed above, Robert S. Hekemian, Jr. and David B. Hekemian disclaim beneficial ownership of the 102,216 Shares except to the extent of their respective pecuniary interests in the partnerships and limited liability companies that hold such Shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Of the seven members of the Board, Ronald J. Artinian, David F. McBride, Justin F. Meng and Richard J. Aslanian qualify as “independent directors” in accordance with the applicable NASDAQ Listing Rules and SEC rules. The independence of the trustees serving on committees of the Board is discussed under “Committees of the Board of Trustees” above.

The Board has adopted a written charter for the Audit Committee (see “Audit Committee” under Item 10 above) whereby the Audit Committee oversees and evaluates all related party transactions proposed to be entered into by the Trust. In addition, the Declaration of Trust contains procedures in the event of any proposed purchase or sale of any properties between the Trust and any trustee, executive officer or any firm, partnership or corporation in which a trustee or executive officer has or may have an interest. Further, the Trust has adopted a Code of Ethics applicable to all trustees, executive officers and management employees of the Trust (see “Code of Ethics” under Item 10 above), which Code of Ethics promotes the honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

Robert S. Hekemian, Jr., President and Chief Executive Officer of the Trust and a trustee, and David B. Hekemian, a trustee, are shareholders of Hekemian & Co. Robert S. Hekemian, Jr. and David B. Hekemian each hold a 33.3% equity interest in Hekemian & Co. The balance of the equity interest in Hekemian & Co. is held by the estate of the late Robert S. Hekemian, the former Chairman of the Board and Chief Executive Officer of the Trust, and Bryan S. Hekemian. Robert S. Hekemian was the father of Robert S. Hekemian, Jr., David B. Hekemian and Bryan S. Hekemian. Robert S. Hekemian served as the Chairman of the Board and Chief Executive Officer of Hekemian & Co.; Robert S. Hekemian, Jr. serves as the President and Chief Operating Officer of Hekemian & Co.; David B. Hekemian serves as a Vice President and the Treasurer of Hekemian & Co.; and Bryan S. Hekemian serves as a Vice President and the Secretary of Hekemian & Co..

On April 10, 2002, the Trust and Hekemian & Co. entered into a Management Agreement replacing the Management Agreement dated December 20, 1961, as extended. The term of the Management Agreement was automatically renewed as of November 1, 2019 for a two-year period, which will expire on October 31, 2021. The term of the Management Agreement automatically renews for periods of two years unless either party gives not less than six months prior notice to the other of non-renewal. The Trust may terminate the Management Agreement (i) without cause upon one year’s prior written notice, (ii) for cause if Hekemian & Co. has not cured an event of default within 30 days of receipt of notice of termination from the Trust, or (iii) in the event of an acquisition of the Trust where the Trust ceases to effectively exist as an operating entity. The Management Agreement provides for a termination fee in the event of a termination by the Trust without cause or following a merger or acquisition of the Trust.

Under the Management Agreement, Hekemian & Co. serves as Managing Agent for the Trust and the Trust’s properties which the Trust owned on November 1, 2001. The Trust may retain Hekemian & Co. or other managing agents to manage its properties acquired after November 1, 2001 and to perform various other duties such as sales, acquisitions, and development with respect to any or all of the Trust’s properties. However, Hekemian & Co. currently manages all properties owned by the Trust and all subsidiaries and affiliates of the Trust, except for the commercial office space of the Rotunda, a mixed use (office, retail and residential) property located in Baltimore, Maryland that was acquired in July 2005 by Grande Rotunda, LLC (“Grande Rotunda”), a limited liability company in which the Trust owns a 60% equity interest. An unaffiliated third party management company manages the commercial office space at the Rotunda. Hekemian & Co. is not the exclusive advisor for the Trust to locate and recommend investments deemed suitable for the Trust, and it is not required to offer potential acquisition properties exclusively to the Trust before acquiring those properties for Hekemian & Co.’s own account or for others, including shareholders and employees of Hekemian & Co.

On January 14, 2020, in connection with the transactions contemplated in the Sale Agreement and the Plan of Liquidation, the Trust and Hekemian & Co. entered into a First Amendment to Management Agreement, which will become effective upon the effectiveness of the Plan of Liquidation and amends the Management Agreement. The First Amendment provides that upon the closing of any sale or other disposition of the Trust’s entire direct or indirect interest in each Trust property, whether pursuant to the Sale Agreement or otherwise in furtherance of the Plan of Liquidation, (a) the Management Agreement will automatically terminate and be of no further force or effect with respect to such Trust Property and (b) the Trust will pay to Hekemian & Co. (i) any and all commissions and fees for management services and reimbursement required to be paid by the Trust pursuant to the Management Agreement in respect of the applicable Trust property up to the termination date, calculated on a pro rata basis, plus (ii) a termination fee in respect of such Trust property in an amount equal to the product of (x) the Trust’s direct or indirect percentage ownership interest in such Trust property, multiplied by (y) 1.25, multiplied by (z) one (1) year’s Base Management Fee (as defined in the Management Agreement and First Amendment) in respect of such Trust property.

In addition, the First Amendment amends the Management Agreement to provide that upon the closing of any sale or other disposition of the Trust’s entire direct or indirect interest in each Trust property, whether pursuant to the Sale Agreement or otherwise in furtherance of the Plan of Liquidation, the Trust will pay to Hekemian & Co. a sales fee equal to 1.65% of the sales price for such Trust property (reduced from the existing range of 2.5% to 4.5% in the Management Agreement); provided, however, that in the event that a Trust property is not wholly owned, directly or indirectly, by the Trust, the sales fee payable to Hekemian & Co. will only be payable in respect of the Trust’s percentage ownership share of the applicable Trust property.

The First Amendment provides that the foregoing fees will be paid in lieu of, and shall supersede in their entirety, any other payments which otherwise would be payable to Hekemian & Co. under the Management Agreement arising out of or attributable to the sale or other disposition of the of the Trust’s entire direct or indirect interest in each Trust property or the termination of the Management Agreement in respect of such Trust property (including, without limitation, any Termination Fee, M&A Termination Fee or Sale of Property Fee under the Management Agreement (each as defined in the Management Agreement)). The First Amendment will become effective if, and only if, the Plan of Liquidation becomes effective.

The Trust retained Hekemian & Co. to manage the Preakness Shopping Center, which was acquired on November 1, 2002 by WaynePSC, LLC (“WaynePSC”), a limited liability company in which the Trust owns a 40% membership interest, and the Damascus Shopping Center, which was acquired on July 31, 2003 by Damascus Centre, LLC (“Damascus Centre”), a limited liability company in which the Trust owns a 70% equity interest. In the fiscal year ended October 31, 2004, the Trust retained Hekemian & Co. to manage The Pierre Towers, an apartment complex acquired on April 15, 2004 by S And A Commercial Associates Limited Partnership (“S&A”), a limited partnership in which the Trust owns a 65% equity interest. In the fiscal year ended October 31, 2005, the Trust retained Hekemian & Co. to provide supervisory and management services to Grande Rotunda, although the Trust did not retain Hekemian & Co. to manage the commercial office space at the Rotunda.

Pursuant to the terms of the Management Agreement, the Trust pays Hekemian & Co. certain basic management fees, mortgage fees, administrative fees, other miscellaneous fees and leasing commissions as compensation for its services. The Management Agreement includes a detailed schedule of such fees and commissions for those services which the Managing Agent may be called upon to perform. During the fiscal year ended October 31, 2019, the Trust paid or accrued to Hekemian & Co. and Hekemian Development Resources, LLC, a wholly-owned subsidiary of Hekemian & Co. (“Hekemian Resources”), management and other fees in the approximate aggregate amount of $3,587,000, which includes the management fees of approximately $2,549,000 described in more detail below, and mortgage, leasing and other fees in the approximate amount of $1,038,000. Included in other fees for the fiscal year ended October 31, 2019 are commissions payable to Hekemian & Co. for the following transactions: $131,250 for the sale of the Patchogue property and $144,075 for the refinancing of the Berdan Court, LLC loan.

The Trust also uses the resources of Hekemian & Co.’s insurance department to secure insurance coverage for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services, which amounted to approximately $196,000 in the fiscal year ended October 31, 2019.

During the fourth quarter of the fiscal year ended October 31, 2007, the Board approved development fee arrangements for supervising the Rotunda and Damascus Shopping Center redevelopment projects. Hekemian Resources entered into Agency Agreements with each of Grande Rotunda and Damascus Centre for the performance of management services in connection with the Rotunda and Damascus Center redevelopment projects on December 10, 2009 and August 13, 2008, respectively. The Agency Agreement with respect to the Rotunda was subsequently amended as of July 24, 2012 based on revisions to the scope of the project approved by the Board. The Agency Agreement with respect to the Rotunda project provides for Hekemian Resources to receive a fee equal to 6.375% of the total development costs as defined less the amount of $3,000,000 that Grande Rotunda had previously paid to Hekemian & Co. for the Rotunda project. Such development fees may be modified should the Board approve a change in the scope of the project. In addition, the Trust paid Hekemian Resources a fee in the amount of $1,400,000 in connection with the revision to the scope of the Rotunda project. The Trust paid $500,000 of this fee to Hekemian Resources in the fiscal year ended October 31, 2013. The balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of the project. A final certificate of occupancy was issued in the fiscal year ended October 31, 2016; however, Hekemian Resources agreed to defer the payment of the $900,000 balance of this fee, and accordingly the $900,000 portion of the fee was included in accounts payable on the Trust’s consolidated balance sheet at October 31, 2017. The Trust paid the $900,000 portion of this fee to Hekemian Resources in February 2018 in connection with the refinancing of the Wells Fargo construction loan for the Rotunda property with a new construction loan from Aareal Capital Corporation. The Trust also paid Hekemian Resources the amount of $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof.

The Damascus Center redevelopment project has been completed, and all development fees due and payable pursuant to the Agency Agreement between Hekemian Resources and Damascus Centre were paid in full prior to the fiscal year ended October 31, 2014.

From time to time, the Trust engages Hekemian & Co. to provide certain additional services, such as consulting services related to development and financing activities of the Trust. Separate fee arrangements are negotiated between the Trust and Hekemian & Co. with respect to such services. The Trust also reimburses Hekemian & Co. for the salaries, payroll taxes, insurance costs and certain other costs of personnel employed at the Trust’s properties by Hekemian & Co. on behalf of the Trust.

The Trust’s real estate investments may be in the form of wholly-owned fee interests or, if the circumstances warrant, joint venture interests. The Trust will make certain real estate investments through joint ventures with other parties from time to time in order to diversify risk. The Trust will also consider investing in real estate that requires development or that involves particular risk through joint ventures in order to meet the Trust’s investment objectives. In furtherance of these objectives, the Trust has invested in joint ventures with employees and affiliates of Hekemian & Co. and with trustees of the Trust, as described below.

The Trust owns a 60% equity interest in, and is the managing member of, Grande Rotunda. Rotunda 100, LLC, a New Jersey limited liability company (“Rotunda 100”), owns a 40% interest in Grande Rotunda. Robert S. Hekemian, Jr., Chief Executive Officer and a trustee of the Trust, and members of his immediate family, including Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to the Trust, David B. Hekemian, a trustee of the Trust, and other employees of Hekemian & Co., have majority managing control of Rotunda 100. In July 2005, Grande Rotunda completed the acquisition of the Rotunda for a purchase price of approximately $31 million (inclusive of transaction costs), which was financed in part from an acquisition loan in the amount of $22.5 million, and the balance of which was contributed in cash by the members of Grande Rotunda in proportion to their membership interests. As an incentive to the employees of Hekemian & Co. to identify and provide real estate investment opportunities for the Trust, the Trust advanced to the employees of Hekemian & Co. who are members of Rotunda 100 (including Robert S. Hekemian, Jr., David B. Hekemian and certain other members of the immediate family of the late Robert S. Hekemian), 50% of the amount of the equity capital required to be contributed by them to Rotunda 100 in connection with the acquisition and operation of the Rotunda. The Trust initially loaned an aggregate amount of approximately $1,900,000 to those Hekemian & Co. employees (including approximately $1,700,000 million to Robert S. Hekemian, Jr., David B. Hekemian and certain other members of the immediate family of Robert S. Hekemian) with respect to their equity capital contributions (the “Rotunda Notes”). On May 8, 2008, the Board of Trustees approved amendments to the loan agreements to increase the aggregate amount of the loans to $4,000,000 (which increased the aggregate amount loaned to Robert S. Hekemian, Jr., David B. Hekemian and certain other members of the immediate family of Robert S. Hekemian in connection with the Rotunda Notes to $3,700,000 from the initial aggregate amount of $1,700,000). These loans bear interest that floats at 225 basis points over the 90 day London Interbank Offered Rate (“LIBOR”), as adjusted each November 1, February 1, May 1 and August 1, and the loans are secured by such employees’ membership interests in Rotunda 100. The Rotunda Notes originally provided for payments of accrued interest on a quarterly basis, with no principal payments required during the term of the Rotunda Notes, except that the borrowers were required to pay to the Trust all refinancing proceeds and other cash flow they received from their interests in Grande Rotunda. The Rotunda Notes were originally scheduled to mature at the earlier of (a) 10 years after issue, on June 19, 2015 and (b) at the election of the Trust, 90 days after the borrower terminates employment with Hekemian & Co., at which time all outstanding unpaid amounts would be due. On June 4, 2015, the Board approved an extension of the terms of each of the Rotunda Notes to the earlier to occur of (a) June 19, 2018 and (b) the day that is 5 days after Grande Rotunda closes on a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved amendments to the Rotunda Notes to further extend the term of each of the Rotunda Notes to the date or dates upon which Grande Rotunda makes distributions of cash to its members as a result of either a refinancing of Grande Rotunda’s indebtedness or a sale of Grande Rotunda or all or a portion of the real property owned by it; provided, that the Rotunda Notes will mature only to the extent of such distributions to the maker of the Rotunda Notes. Pursuant to the December 7, 2017 amendments, distributions of cash as a result of events other than a refinancing of the indebtedness of Grande Rotunda or sale of the Rotunda property will not result in the maturation of the Rotunda Notes. At October 31, 2019, the outstanding principal balance on the Rotunda Notes was $4,000,000, and the accrued but unpaid interest on the Rotunda Notes was $1,053,000. Grande Rotunda paid Hekemian & Co. approximately $640,000 in management fees during the fiscal year ended October 31, 2019, which is included in the $2,549,000 of management fees paid by the Trust to Hekemian & Co. during the fiscal year ended October 31, 2019 mentioned above. Pursuant to the terms of the Management Agreement, Grande Rotunda paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $150,000, which is included in the $1,038,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above.

Prior to the refinancing of the Wells Fargo construction loan for the Rotunda property with a new construction loan from Aareal Capital Corporation, the Trust and Rotunda 100, as the 60% and 40% owners of Grande Rotunda, respectively, had been contributing their respective pro-rata share of Grande Rotunda’s cash needs through loans to Grande Rotunda. As of October 31, 2019, Rotunda 100 had funded Grande Rotunda with approximately $5.7 million (including interest), which is included in “Due to affiliate” on the Trust’s consolidated balance sheet as of October 31, 2019 and is characterized as a demand loan that Rotunda 100 can require to be repaid at any time.

The Trust owns a 70% membership interest in Damascus Centre, which is the owner of the Damascus Shopping Center. During the fiscal year ended October 31, 2005, in order to incentivize employees of Hekemian & Co., the Trust’s Board authorized an investor group comprised principally of Hekemian employees (including the late Robert S. Hekemian, Robert S. Hekemian, Jr., David B. Hekemian and certain other members of the immediate family of Robert S. Hekemian) (the “Hekemian Group”) to acquire a 30% equity interest in Damascus Centre through Damascus 100, LLC (“Damascus 100”).

The sale of an equity interest in Damascus Centre to Damascus 100 was completed on October 31, 2006, at a sale price of $3,224,000, of which the Trust financed approximately $1,451,000. The Trust agreed to advance to the Hekemian Group up to 50% of the amount of the equity purchase price required to be paid by them (including approximately $1,300,000 to Robert S. Hekemian, Jr., David B. Hekemian and certain other members of the immediate family of Robert S. Hekemian) (the “Damascus Notes”). These advances were in the form of secured loans that bore interest that floated at 225 basis points over the 90 day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. The Damascus Notes originally provided for payments of accrued interest on a quarterly basis, with no principal payments required during the term of the Damascus Notes, except that the borrowers were required to pay to the Trust all refinancing proceeds and other cash flow they received from their interests in Damascus Centre. The Damascus Notes were originally scheduled to mature at the earlier of (a) 10 years after issue, on September 30, 2016 and (b) at the election of the Trust, 90 days after the borrower terminates employment with Hekemian & Co., at which time all outstanding unpaid amounts would be due. On June 4, 2015, the Board approved an extension of the term of each of the Damascus Notes to the earlier to occur of (a) June 19, 2018 and (b) the day that is 5 days after the Grande Rotunda, LLC closes on a permanent mortgage loan secured by the Rotunda property. The loans were secured by such employees’ membership interests in Damascus 100. On December 7, 2017, the Board approved amendments to the Damascus Notes to further extend the term of each of the Damascus Notes to the date or dates upon which Grande Rotunda makes distributions of cash to its members as a result of either a refinancing of Grande Rotunda’s indebtedness or a sale of Grande Rotunda or all or a portion of the real property owned by it; provided, that the Damascus Notes will mature only to the extent of such distributions to the maker of the Damascus Notes. Pursuant to the December 7, 2017 amendments, distributions of cash as a result of events other than a refinancing of the indebtedness of Grande Rotunda or sale of the Rotunda property would not have resulted in the maturation of the Damascus Notes. In the fourth quarter of the fiscal year ended October 31, 2018, the Damascus 100 members repaid the Damascus Notes in full for a total payment of $1,870,000, which was comprised of principal in the amount of $1,451,000 and accrued interest in the amount of approximately $419,000. Damascus Centre paid Hekemian & Co. approximately $135,000 in management fees during the fiscal year ended October 31, 2019, which is included in $2,549,000 of management fees paid by the Trust to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2019 mentioned above. Pursuant to the Management Agreement, Damascus Centre paid leasing commissions to Hekemian & Co. in the aggregate amount of approximately $5,000, which is included in the $1,038,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2019.

The Trust owns a 40% membership interest in Westwood Hills, LLC, a New Jersey limited liability company (“Westwood Hills”), which is the owner of a 210-unit residential apartment complex in Westwood, New Jersey. In addition, an aggregate of 35% of the membership interests in Westwood Hills is beneficially owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co.; Ronald J. Artinian, the Chairman and a trustee of the Trust; David B. Hekemian, a trustee of the Trust and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to the Trust and a shareholder and officer of Hekemian & Co.; members of the immediate families of Robert S. Hekemian and Robert S. Hekemian, Jr.; Donald W. Barney, a trustee of the Trust until his retirement in February 2019; and another former trustee of the Trust. Pursuant to the terms of an operating agreement, the Trust is the Managing Member of Westwood Hills. Hekemian & Co. currently serves as the Managing Agent for Westwood Hills. During the fiscal year ended October 31, 2019, Westwood Hills paid Hekemian & Co. approximately $224,000 in management fees, which is included in the $2,549,000 of management fees paid by the Trust to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2019 mentioned above.

The Trust owns a 40% equity interest in WaynePSC. H-TPKE, LLC, a New Jersey limited liability company (“H-TPKE”), owns a 60% equity interest in WaynePSC. In addition, an aggregate of approximately 73% of the membership interests in H-TPKE is controlled by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a trustee of the Trust and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to the Trust and a shareholder and officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and Robert S. Hekemian; and other employees of Hekemian & Co. The Trust is the Managing Member of WaynePSC. WaynePSC owns a 323,000 +/- sq. ft. community shopping center located in Wayne, New Jersey, known as the Preakness Shopping Center. Hekemian & Co. is the Managing Agent for the Preakness Shopping Center. During the fiscal year ended October 31, 2019, WaynePSC paid Hekemian & Co. an annual property management fee in the approximate amount of $200,000, which is included in the $2,549,000 of management fees paid by the Trust to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2019 mentioned above. Pursuant to the terms of the Management Agreement, WaynePSC paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $20,000 with respect to leasing activity at the Preakness Shopping Center, which is included in the $1,038,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above.

The Trust owns a 65% equity interest in and is the managing and general partner of S&A. The remaining 35% of equity interests in S&A is owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a trustee of the Trust and a shareholder and officer of

Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to the Trust and a former shareholder and officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and Robert S. Hekemian; and other employees of Hekemian & Co. and/or affiliates of Hekemian & Co. In February 2005, and in accordance with its investment policy regarding risk diversification, the Trust allowed the minority owners of S&A to make a cash contribution to S&A of approximately $1.3 million to increase their ownership interest in S&A from approximately 25% to 35%, which approximated market value at the time of the investment. On April 15, 2004, S&A purchased The Pierre Towers, a residential apartment complex located in Hackensack, New Jersey. During the fiscal year ended October 31, 2019, Pierre Towers, LLC, on behalf of S&A, paid Hekemian & Co. management fees in the amount of approximately $371,000, which is included in the $2,549,000 of management fees paid by the Trust to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2019 mentioned above.

Robert S. Hekemian, Jr., the Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co., was a director of Oritani Financial Corp. and its subsidiary, Oritani Bank, until Oritani Financial was merged into Valley National Bancorp in December 2019. The Trust is a party to a commercial mortgage loan with Valley National Bancorp. The mortgage loan is in the original principal amount of $22,750,000 with an interest rate of 4.75% per annum, and is secured by the Trust’s Westwood Plaza property and matures on January 13, 2023. This mortgage loan was negotiated at arm’s length and was on standard terms. Another mortgage loan with Oritani Bank in the original principal amount of $6,000,000 was repaid by the Trust in February 2019.

The Trust retained the law firm of Giordano, Halleran & Ciesla, P.C during the fiscal year ended October 31, 2019 to furnish legal services. John A. Aiello, a trustee and executive officer of the Trust, is an officer and shareholder in the law firm. During the fiscal year ended October 31, 2019, Giordano, Halleran & Ciesla, P.C. received $164,788 in fees from the Trust for its services. In addition, Mr. Aiello paid to the law firm the amount of $60,500, representing retainer and meeting fees, which Mr. Aiello received in connection with his services as the Secretary and Executive Secretary of the Trust during the fiscal year ended October 31, 2019.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a trustee on April 5, 2018, the Trust entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. Under the Consulting Agreement, Mr. Hekemian was obliged to provide advice and consultation with respect to matters pertaining to the Trust and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. The Trust paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For the fiscal year ended October 31, 2019, consulting fee expense for Robert S. Hekemian was approximately $60,000.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by EisnerAmper LLP to the Trust totaled $507,000 for the fiscal year ended October 31, 2019 and $384,000 for the fiscal year ended October 31, 2018 for professional services rendered in connection with the audits of the Trust’s consolidated financial statements, audits of internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of the quarterly reports on Form 10-Q for the fiscal years ended October 31, 2019 and 2018, respectively.

Audit-Related Fees

Audit-related fees billed in the fiscal year ended October 31, 2019 totaled $35,000 in connection with matters related to the Sale Agreement. There were no fees billed for audit-related services in the fiscal year ended October 31, 2018.

Tax Fees

In the fiscal year ended October 31, 2019, EisnerAmper LLP billed the Trust $32,500 for the preparation of the Trust’s 2018 tax return and $6,000 in connection with an analysis relating to the payment of dividends and return of capital. In addition, EisnerAmper LLP billed the Trust $106,000 in the fiscal year ended October 31, 2019 for tax-related matters and consultations in connection with the Sale Agreement. In the fiscal year ended October 31, 2018, EisnerAmper LLP billed the Trust $32,500 for the preparation of the Trust’s 2017 tax return, $6,000 in connection with an analysis relating to the payment of dividends and return of capital and $2,500 in connection with the implementation of the Tax Cuts and Jobs Act in 2018.

All Other Fees

EisnerAmper LLP did not bill the Trust for any other services during the fiscal years ended October 31, 2019 and 2018.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

All audit and non-audit services provided by the Trust’s independent registered public accounting firm and the fees associated therewith are pre-approved by the Audit Committee in accordance with the written charter of the Audit Committee adopted by the Board of Trustees. The Audit Committee gives due consideration to the potential impact of all non-audit services on auditor independence. The engagement of EisnerAmper LLP, which was pre-approved by the Audit Committee, did not make use of the de minimis exception for pre-approval contained in the rules of the SEC that permit limited engagements for non-audit services involving amounts under a specified threshold.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index of Exhibits on page 30 herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey
Dated: February 21, 2020	By: /s/ Robert S. Hekemian, Jr.
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