Form 10-Q
period 2020-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2020-03-10
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2020

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

As of March 10, 2020, the number of shares of beneficial interest outstanding was 6,856,651.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2020	2019
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$327,549	$330,108
Construction in progress	469	395
Cash and cash equivalents	31,904	38,075
Tenants' security accounts	2,148	2,278
Receivables arising from straight-lining of rents	4,437	4,374
Accounts receivable, net of allowance for doubtful accounts of $444 and
$379 as of January 31, 2020 and October 31, 2019, respectively	1,276	1,741
Secured loans receivable	5,095	5,053
Prepaid expenses and other assets	6,022	5,951
Deferred charges, net	2,587	2,643
Total Assets	$381,487	$390,618

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$351,752	$352,790
Less unamortized debt issuance costs	2,607	2,886
Mortgages payable, net	349,145	349,904

Due to affiliate	5,771	5,705
Deferred trustee compensation payable	2,791	7,610
Accounts payable and accrued expenses	3,508	3,097
Dividends payable	—	1,357
Tenants' security deposits	3,275	3,381
Deferred revenue	1,204	1,390
Interest rate cap and swap contracts	2,516	2,126
Total Liabilities	368,210	374,570

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 135,406 and	27,669	28,847
192,122 vested share units granted to Trustees at January 31, 2020 and October 31, 2019, respectively
Treasury stock, at cost: 139,667 and 206,408 shares at January 31, 2020	(2,929)	(4,330)
and October 31, 2019, respectively
Dividends in excess of net income	(9,024)	(6,762)
Accumulated other comprehensive loss	(2,301)	(2,040)
Total Common Equity	13,415	15,715
Noncontrolling interests in subsidiaries	(138)	333
Total Equity	13,277	16,048
Total Liabilities and Equity	$381,487	$390,618

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	Three Months Ended January 31,
	2020	2019
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$13,363	$13,161
Reimbursements	1,916	1,658
Sundry income	314	109
Total revenue	15,593	14,928

Expenses:
Property operating expenses	4,015	3,867
Special comittee expenses	3,382	—
Management fees	715	637
Real estate taxes	2,407	2,430
Depreciation	2,932	2,824
Total expenses	13,451	9,758

Operating income	2,142	5,170

Investment income	72	71
Unrealized loss on interest rate cap contract	—	(154)
Interest expense including amortization
of deferred financing costs	(4,235)	(4,652)
Net (loss) income	(2,021)	435

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(241)	24
Net (loss) income attributable to common equity	$(2,262)	$459

(Loss) Earnings per share - basic and diluted	$(0.32)	$0.07

Weighted average shares outstanding:
Basic and diluted	6,979	6,915

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	Three Months Ended January 31,
	2020	2019
	(In Thousands of Dollars)

Net (loss) income	$(2,021)	$435

Other comprehensive loss:
Unrealized loss on interest rate swap contracts before
reclassifications	(420)	(2,276)
Amount reclassified from accumulated other comprehensive loss
to interest expense	30	(88)
Net unrealized loss on interest rate swap contracts	(390)	(2,364)
Comprehensive loss	(2,411)	(1,929)

Net (income) loss attributable to noncontrolling interests	(241)	24
Other comprehensive (loss) income:
Unrealized loss on interest rate swap contracts attributable
to noncontrolling interests	129	666
Comprehensive (loss) income attributable to noncontrolling interests	(112)	690

Comprehensive loss attributable to common equity	$(2,523)	$(1,239)

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2020

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2019	$28,847	$(4,330)	$(6,762)	$(2,040)	$15,715	$333	$16,048

Stock based compensation expense	12				12		12

Vested share units granted to Trustees and consultant	211				211		211

Vested share units issued to consultant and retired Trustee*	(1,401)	1,401			—		—

Distributions to noncontrolling interests					—	(583)	(583)

Net (loss) income			(2,262)		(2,262)	241	(2,021)

Net unrealized loss on interest rate swaps				(261)	(261)	(129)	(390)

Balance at January 31, 2020	$27,669	$(2,929)	$(9,024)	$(2,301)	$13,415	$(138)	$13,277

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

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	January 31,
	2020	2019
	(In Thousands of Dollars)
Operating activities:
Net (loss) income	$(2,021)	$435
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,932	2,824
Amortization	392	422
Unrealized loss on interest rate cap contract	—	154
Stock based compensation expense	12	34
Trustee fees, consultant fee and related interest paid in stock units	211	228
Deferred rents - straight line rent	(63)	(67)
Bad debt expense	133	56
Changes in operating assets and liabilities:
Tenants' security accounts	(106)	71
Accounts receivable, prepaid expenses and other assets	903	725
Accounts payable, accrued expenses and deferred
trustee compensation payable	(4,510)	(24)
Deferred revenue	(186)	(265)
Due to affiliate - accrued interest	66	71
Net cash (used in) provided by operating activities	(2,237)	4,664
Investing activities:
Capital improvements - existing properties	(345)	(805)
Net cash used in investing activities	(345)	(805)
Financing activities:
Repayment of mortgages	(1,038)	(1,087)
Dividends paid	(1,357)	(338)
Distributions to noncontrolling interests	(583)	(294)
Net cash used in financing activities	(2,978)	(1,719)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,560)	2,140
Cash, cash equivalents and restricted cash, beginning of period	42,488	26,394
Cash, cash equivalents and restricted cash, end of period	$36,928	$28,534

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$3,843	$4,176

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$273	$172

Financing activities:
Dividends declared but not paid	$—	$1,014
Dividends paid in share units	$—	$26
Vested share units issued to consultant and retired trustee	$1,401	$20

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:

Cash and cash equivalents	$31,904	$23,633
Tenants' security accounts	2,148	2,212
Mortgage escrows (included in prepaid expenses and other assets)	2,876	2,689
Total cash, cash equivalents and restricted cash	$36,928	$28,534

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

The consolidated results of operations for the three-month period ended January 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2019 of First Real Estate Investment Trust of New Jersey (“FREIT” or the “Company”).

Certain prior year cash flow line items have been reclassified to conform to the current year presentation.

Note 2 - Recently issued accounting standards:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, “Revenue From Contracts With Customers”, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Leasing Standard was amended by ASU 2018-11, “Targeted Improvements” (the “Practical Expedient Amendment”) in July of 2018, also codified as ASC 842, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component. The Company determined that its lease arrangements meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which alleviates the requirement upon adoption of ASC 842 that we reallocate or separately present consideration from lease and non-lease components. As such, the Company elected the practical expedient as allowed by the Practical Expedient Amendment and adopted ASU 2016-02 in the first quarter of Fiscal 2020.

Substantially all of FREIT’s revenues are within the scope of ASC 842. FREIT will continue to account for its leases as operating leases. Leases for FREIT’s apartment buildings and complexes are generally short-term in nature (one to two-years in duration), based on fixed payments and contain separate lease components within the contract for each revenue stream (i.e. base rent, garage rent, etc.). Given the nature of these leases, the adoption of ASU No. 2016-02 had no impact on the accounting for the Company’s leases within the residential segment.

With respect to most of FREIT’s commercial properties, lease terms range from five years to twenty-five years with options, which if exercised would extend the terms of such leases. These lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties (known as common area maintenance costs (“CAM”)). Some of FREIT’s leases in its commercial segment may contain lease and nonlease components. Generally, the primary lease component in most of FREIT’s commercial leases is base rent charged for the rental of space in an office complex/shopping center. Depending on the lease, the following nonlease components could be present: 1) fixed (or in substance fixed) payments related to real estate taxes and insurance; 2) variable payments that depend on an index or rate initially measured using the index or rate at the commencement date; and 3) Fixed CAM reimbursements or CAM expense reimbursements based on the tenant’s proportionate share of the allocable operating expenses and CAM capital expenditures for the property.

FREIT accrues fixed lease income on a straight-line basis over the terms of the leases. FREIT accrues reimbursements from tenants for recoverable portions of real estate taxes, insurance, and CAM as variable lease consideration in the period the applicable expenditures are incurred recognizing differences between estimated recoveries and the final billed amounts in the subsequent year. Some of FREIT’s retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. FREIT recognizes this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. Given that this standard has minimal impact on real estate operating lessors, the adoption of this new accounting guidance did not have a significant impact on FREIT’s consolidated financial statements and footnote disclosures. As a result, there was no cumulative effect adjustment to opening equity. Additionally, based on this new accounting guidance, the Company will no longer be able to capitalize certain leasing costs, such as legal expenses, as it relates to activities before a lease is entered into. (See Note 15 to FREIT’s condensed consolidated financial statements for further details).

Index

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments – Credit Losses (Topic 326)", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which clarifies that operating lease receivables are outside the scope of the new standard. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, “Leases (Topic 842)”. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging ("ASC 815")” which amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. FREIT adopted ASU 2017-12 in the first quarter of Fiscal 2020.

This guidance requires that for cash flow and net investment hedges, all changes in the fair value of the hedging instrument (i.e. both the effective and ineffective portions) will be deferred in other comprehensive income and recognized in earnings at the same time that the hedged item affects earnings. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.

The adoption of ASU 2017-12 had no impact on the accounting for FREIT’s interest rate swap contracts, which were previously deemed effective cash flow hedges, on the following entities: Damascus Centre, LLC (“Damascus Centre”), Wayne PSC, LLC (“Wayne PSC”), FREIT Regency, LLC (“Regency”) and Station Place on Monmouth, LLC (“Station Place”). Accordingly, these interest rate swap contracts will continue to be accounted for by marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. The adoption of this accounting guidance has an impact on the accounting for Grande Rotunda, LLC’s (“Grande Rotunda”) interest rate cap, which was previously deemed an ineffective cash flow and for which previous to the adoption of this guidance, the change in the fair value was reported in the income statement. Based on this new guidance, FREIT will record the change in the fair value of Grande Rotunda’s interest rate cap in other comprehensive income on a prospective basis. FREIT did not record an adjustment in Fiscal 2020 to the opening balance of retained earnings as the value of Grande Rotunda’s interest rate cap was $0 as of October 31, 2019. (See Note 4 to FREIT’s condensed consolidated financial statements for additional details).

In October 2018, the FASB issued ASU 2018-16 “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to ASC Topic 815, Derivatives and Hedging”. ASU 2018-16 expands the list of U.S benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. FREIT adopted this update in the first quarter of Fiscal 2020 which did not have an impact on the condensed consolidated financial statements or footnote disclosures.

Note 3 – (Loss) Earnings per share:

Basic (loss) earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14 to FREIT’s condensed consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2020 and 2019, the outstanding stock options were anti-dilutive with no impact on (loss) earnings per share. The number of anti-dilutive shares which have been excluded from the computation of diluted earnings per share was 311,000 and 306,000 for the three months ended January 31, 2020 and 2019, respectively. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan.

Index

Note 4 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At January 31, 2020, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. At January 31, 2020, the derivative financial instrument had a notional amount of $121.9 million and a maturity date of March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. This interest rate cap has an effective date of March 5, 2020 and a maturity date of March 5, 2021.

On December 7, 2017, Station Place (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At January 31, 2020, the total amount outstanding on this loan was approximately $12.3 million. In order to minimize interest rate volatility during the term of this loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At January 31, 2020, the derivative financial instrument had a notional amount of $12.3 million and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At January 31, 2020, the total amount outstanding on this loan was approximately $23.6 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At January 31, 2020, the derivative financial instrument had a notional amount of approximately $23.6 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of January 31, 2020 was approximately $19.2 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At January 31, 2020, the derivative financial instrument had a notional amount of approximately $19.3 million and a maturity date of January 2023.

On December 29, 2014, Regency closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At January 31, 2020, the total amount outstanding on this loan was approximately $15.5 million. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At January 31, 2020, the derivative financial instrument had a notional amount of approximately $15.5 million and a maturity date of December 2024.

In accordance with ASU 2017-12, which was adopted by FREIT in the first quarter of Fiscal 2020, FREIT is accounting for the Damascus Centre, Regency, Wayne PSC and Station Place interest rate swaps and the Grande Rotunda interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the three months ended January 31, 2020, FREIT recorded an unrealized loss of approximately $390,000 in comprehensive loss representing the change in the fair value of these cash flow hedges during such period. As of January 31, 2020 there was a liability of approximately $239,000 for the Damascus Centre swaps, $238,000 for the Wayne PSC swap, $917,000 for the Regency swap, $1,122,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

In Fiscal 2019, FREIT was accounting for its interest rate swaps and cap contract in accordance with ASC 815. For the three months ended January 31, 2019, FREIT recorded an unrealized loss of approximately $2,364,000 in comprehensive loss representing the change in the fair value of these cash flow hedges during such period. For the three months ended January 31, 2019, FREIT recorded an unrealized loss in the condensed consolidated statement of operations of approximately $154,000 for the Grande Rotunda interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period. As of October 31, 2019, FREIT recorded a liability of approximately $179,000 for the Damascus Centre swaps, $53,000 for the Wayne PSC swap, $860,000 for the Regency swap, $1,034,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Index

Note 5 – Property disposition:

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

Note 6 – Purchase and Sale Agreement:

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

The Purchase and Sale Agreement also provides that The Regency Club may be excluded from the transaction (and the purchase price will be reduced by an amount equal to the amount(s) allocated to such property in the Purchase and Sale Agreement) if certain title matters affecting such property are not adequately addressed. Of the $266,500,000 aggregate purchase price, $27,250,000 has been allocated to The Regency Club. These title matters have been adequately addressed, and therefore, the Purchaser may no longer elect to terminate the Purchase and Sale Agreement with respect to The Regency Club pursuant to such provision.

As the lender for the mortgage loan on the Pierre Towers has advised the parties that the lender would not agree to an assignment of such mortgage loan to the Purchaser, on February 28, 2020, the Sellers and the Purchaser entered into a First Amendment to the Purchase and Sale Agreement, terminating the Purchase and Sale Agreement solely with respect to the Pierre Towers property. As a result, as provided in the Purchase and Sale Agreement, the total purchase price payable under the Purchase and Sale Agreement was reduced from $266,500,000 to $186,000,000 – a reduction of $80,500,000 (the amount that was allocated to the Pierre Towers property in the Purchase and Sale Agreement) – and the total consideration to be received by FREIT under the Purchase and Sale Agreement was reduced from $208,325,000 to $156,000,000.

Index

The Board, following the recommendation of the Special Committee of the Board, unanimously approved the Purchase and Sale Agreement and the transactions contemplated thereby. The closing of the transactions contemplated by the Purchase and Sale Agreement is expected to occur in the second calendar quarter of 2020. During the quarter ended January 31, 2020, the Special Committee of the Board incurred approximately $3,382,000 of expenses related to its activities.

The closing of the Purchase and Sale Agreement is subject to various conditions, including the approval of the Purchase and Sale Agreement and the transactions contemplated thereby by a majority of the votes cast by the holders of the outstanding shares of beneficial interest of the Trust (“Shares”) present in person or represented by proxy at a meeting of the Trust’s shareholders at which a quorum is present. Concurrently with the execution of the Purchase and Sale Agreement, the Trustees of the Trust entered into voting agreements with the Purchaser pursuant to which, among other things, the Trustees agreed to vote an aggregate of 872,812 Shares held by them and over which they have voting control, which represent approximately 12.7% of the issued and outstanding Shares, in favor of the approval of the Purchase and Sale Agreement and the transactions contemplated thereby.

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

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement, FREIT and Hekemian & Co., Inc. (“Hekemian”) entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement dated as of November 1, 2001 between FREIT and Hekemian. The First Amendment will become effective if, and only if, the Plan of Liquidation becomes effective (See Notes 7 and 8 to FREIT’s condensed consolidated financial statements for further details).

On February 28, 2020, the ownership structure of Pierre Towers was reorganized into a tenancy-in-common. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

Note 7 – Adoption of Plan of Liquidation:

On January 14, 2020, the Board adopted a Plan of Voluntary Liquidation with respect to FREIT (the “Plan of Liquidation”), which provides for the voluntary dissolution, termination and liquidation of FREIT by the sale, conveyance, transfer or delivery of all of FREIT’s remaining assets in accordance with the terms and conditions of the Plan of Liquidation and the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder. The Plan of Liquidation will become effective upon (i) approval by a majority of the votes cast by FREIT’s shareholders present in person or represented by proxy at a duly called meeting of FREIT’s shareholders at which a quorum is present and (ii) the consummation of the transactions contemplated by the Purchase and Sale Agreement (See Note 6 to FREIT’s condensed consolidated financial statements for further details).

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

Index

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co., Inc. (“Hekemian”) currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement between FREIT and Hekemian dated as of November 1, 2001 (“Management Agreement”) expires on October 31, 2021, and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement (See Note 6 to FREIT’s condensed consolidated financial statements for further details), FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement. The First Amendment will become effective if, and only if, the Plan of Liquidation becomes effective (See Note 7 to FREIT’s condensed consolidated financial statements for further details). The First Amendment provides that upon the closing of any sale or other disposition of FREIT’s entire direct or indirect interest in each real property owned directly or indirectly, in whole or in part, by FREIT (each a “Trust Property”), whether pursuant to the Purchase and Sale Agreement or otherwise in furtherance of the Plan of Liquidation, (a) the Management Agreement will automatically terminate and be of no further force or effect with respect to such Trust Property and (b) FREIT will pay to Hekemian (i) any and all commissions and fees for management services and reimbursement required to be paid by FREIT pursuant to the Management Agreement in respect of the applicable Trust Property up to the termination date, calculated on a pro rata basis, plus (ii) a termination fee in respect to such Trust Property equal to the product of (x) the Trust’s direct or indirect percentage ownership interest in such Trust Property, multiplied by (y) 1.25, multiplied by (z) one (1) year’s Base Management Fee (as defined in the Management Agreement and First Amendment) in respect of such Trust Property.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Management fees, charged to operations, were approximately $699,000 and $619,000 for the three months ended January 31, 2020 and 2019, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $475,000 and $133,000 for the three months ended January 31, 2020 and 2019, respectively. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $51,000 and $29,000 for the three months ended January 31, 2020 and 2019, respectively.

From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements may be negotiated between Hekemian and FREIT with respect to such additional services. There we no such fees incurred during the three months ended January 31, 2020 and 2019.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Trustee of the Trust, is the President and Chief Operating Officer of Hekemian. David B. Hekemian, a Trustee of the Trust, is the Principal/Broker – Salesperson and Director of Commercial Brokerage of Hekemian. Robert S. Hekemian, the former Chairman and Chief Executive Officer of the Trust, served as a consultant to the Trust and Chairman of the Board and Chief Executive Officer of Hekemian prior to his death in December 2019. Allan Tubin, Chief Financial Officer and Treasurer of the Trust, is the Chief Financial Officer of Hekemian.

Trustee fee expense (including interest) incurred by FREIT for the three months ended January 31, 2020 and 2019 was approximately $21,000 and $60,000, respectively, for Robert S. Hekemian, $119,000 and $95,000, respectively, for Robert S. Hekemian, Jr., $8,000 and $0, respectively, for Allan Tubin and $16,000 and $12,000, respectively, for David Hekemian (See Note 14 to FREIT’s condensed consolidated financial statements).

Index

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Trustee on April 5, 2018, FREIT entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to the Trust and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For the three months ended January 31, 2020 and 2019, consulting fee expense for Robert S. Hekemian was approximately $8,000 and $15,000, respectively.

Rotunda 100, LLC owns a 40% minority equity interest in Grande Rotunda, LLC and FREIT owns a 60% equity interest in Grande Rotunda, LLC. Damascus 100, LLC owns a 30% minority equity interest in Damascus Centre, LLC and FREIT owns a 70% equity interest in Damascus Centre, LLC. The equity owners of Rotunda 100, LLC and Damascus 100, LLC are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and are full recourse loans. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal and interest is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of a refinancing or sale of Grande Rotunda, LLC or the Rotunda property.

The aggregate outstanding principal balance of the Rotunda 100 notes was $4,000,000 at both January 31, 2020, and October 31, 2019. The accrued but unpaid interest related to these notes as of January 31, 2020 and October 31, 2019 amounted to approximately $1,095,000 and $1,053,000, respectively, and is included in secured loans receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2020 and October 31, 2019, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.8 million and $5.7 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 9 – Mortgage financings and line of credit:

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

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020. FREIT is currently working with the lender to extend the loan. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of January 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 4.59%. On February 28, 2020, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. This interest rate cap has an effective date of March 5, 2020 and a maturity date of March 5, 2021.

Index

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of January 31, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2020 and October 31, 2019:

($ in Millions)	January 31, 2020	October 31, 2019

Fair Value	$353.9	$352.9

Carrying Value, Net	$349.1	$349.9

Fair values are estimated based on market interest rates at January 31, 2020 and October 31, 2019 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of eight (8) properties and the residential segment is comprised of eight (8) properties.

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees.

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net (loss) income attributable to common equity for the three month periods ended January 31, 2020 and 2019. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2020	2019
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$7,014	$6,627
Residential	8,516	8,234
Total real estate rental revenue	15,530	14,861

Real estate operating expenses:
Commercial	2,724	2,831
Residential	3,641	3,495
Total real estate operating expenses	6,365	6,326

Net operating income:
Commercial	4,290	3,796
Residential	4,875	4,739
Total net operating income	$9,165	$8,535

Recurring capital improvements - residential	$(96)	$(124)

Reconciliation to condensed consolidated net (loss) income attributable to common equity:
Segment NOI	$9,165	$8,535
Deferred rents - straight lining	63	67
Investment income	72	71
Unrealized loss on interest rate cap contract	—	(154)
General and administrative expenses	(772)	(608)
Special committee expenses	(3,382)	—
Depreciation	(2,932)	(2,824)
Financing costs	(4,235)	(4,652)
Net (loss) income	(2,021)	435
Net (income) loss attributable to noncontrolling interests in subsidiaries	(241)	24
Net (loss) income attributable to common equity	$(2,262)	$459

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2020. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s condensed consolidated financial statements.

FREIT distributed 100% of its ordinary taxable income and 100% of its capital gain from the sale of the Patchogue, New York property to its shareholders as dividends for the fiscal year ended October 31, 2019. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gain was recorded in FREIT’s condensed consolidated financial statements for the fiscal year ended October 31, 2019.

As of January 31, 2020, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2017 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

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

As of January 31, 2020, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the three-month period ended January 31, 2020:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	310,740	$18.35
Options granted during period	—	—
Options forfeited/cancelled during period	—	—
Options outstanding end of period	310,740	$18.35
Options vested and expected to vest	308,310
Options exercisable at end of period	260,140

For the three-month periods ended January 31, 2020 and 2019, compensation expense related to stock options granted amounted to approximately $12,000 and $34,000, respectively. At January 31, 2020, there was approximately $106,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.9 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at January 31, 2020 was approximately $1,897,000 and $1,538,000, respectively.

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

All fees payable to Trustees for the three-month periods ended January 31, 2020 and 2019 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the three-month periods ended January 31, 2020 and 2019, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $203,000 and $238,200, respectively, which have been paid through the issuance of 9,230 and 15,204 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the three-month periods ended January 31, 2020 and 2019, FREIT has charged as expense approximately $203,000 and $212,600, respectively, representing deferred Trustee fees and interest, and the balance of approximately $0 and $25,600, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. In connection with the termination of Robert S. Hekemian’s service to the Trust under the Consulting Agreement between Mr. Hekemian and the Trust in December 2019, Mr. Hekemian’s accrued plan benefits under the Deferred Fee Plan became payable to him and were paid in a single lump sum in the amount of approximately $4.8 million. As of January 31, 2020 and October 31, 2019, approximately $1,630,000 and $4,422,000, respectively, of fees has been deferred together with accrued interest of approximately $1,161,000 and $3,188,000, respectively.

Note 15 – Rental Income:

Commercial tenants:

As discussed in Note 2, fixed lease income under our operating leases generally includes fixed minimum lease consideration and fixed CAM reimbursements which are accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Index

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, for the years ending October 31, as of January 31, 2020, is as follows:

Year Ending October 31,	Amount
2020*	$20,010
2021	18,981
2022	15,705
2023	13,074
2024	10,928
Thereafter	46,518
Total	$125,216

*Amount represents full fiscal year

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the three-months periods ended January 31, 2020 and 2019 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – Subsequent Events:

Westwood Plaza Purchase Agreement

On February 13, 2020, FREIT entered into a Purchase Agreement (the “Purchase Agreement”) with an unaffiliated third party (the “Purchaser”), providing for the sale by the Trust of its Westwood Plaza shopping center located in Westwood, New Jersey (the “Property”) to the Purchaser, subject to the terms and conditions of the Purchase Agreement.

The purchase price for the Property is $26,000,000, subject to certain adjustments and prorations as set forth in the Purchase Agreement. In connection with the execution of the Purchase Agreement, the Purchaser has provided a deposit in the amount of $1,000,000 (the “Deposit”), which is being held in escrow by the title company.

The Purchase Agreement provides that the Purchaser has a 30-day period from the effective date of the Purchase Agreement to conduct due diligence with respect to the Property (the “Due Diligence Period”). Prior to the expiration of the Due Diligence Period, the Purchaser has the right, in the Purchaser’s sole and absolute discretion, to determine whether or not to proceed with the purchase of the Property. The Purchaser may determine not to proceed with the purchase of the Property for any reason or no reason whatsoever prior to the expiration of the Due Diligence Period. In the event that the Purchaser determines not to proceed with the purchase of the Property prior to the expiration of the Due Diligence Period, then the Purchase Agreement shall terminate and the Deposit shall be returned to the Purchaser.

The Purchase Agreement contains various representations, warranties and covenants of the parties customary for a transaction of this nature. The closing of the Purchase Agreement is subject to certain customary conditions. The Purchase Agreement further provides that between the effective date of the Purchase Agreement and the closing of the Purchase Agreement, the Trust shall not list the Property with any broker or otherwise solicit, make or accept any offer to sell the Property, or engage in discussions or negotiations with any third party with respect to the sale or other disposition or financing of the Property or enter into any contract with respect to the sale or other disposition or financing of the Property.

Pierre Towers Tenancy-In-Common Formation

On February 28, 2020, the ownership structure of Pierre Towers was reorganized from a limited partnership into a tenancy-in-common. Based on this new structure, each tenant in common holds a separate and undivided interest in the property.

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

The economic and financial environment: The U.S. economy grew an average annualized rate of 2.1% in the fourth quarter of 2019. Employment remains healthy with an unemployment rate at 3.6% in January 2020 and real income continues to grow at a solid pace. If the U.S. economy improves, the Federal Reserve may increase lending rates which may affect the refinancing of mortgages coming due in the short-term and borrowings for other purposes. There could also be a pandemic of the coronavirus that could have an adverse impact on the economy and FREIT’s retail tenants.

Residential Properties: FREIT has aggressively increased rental rates on its stabilized properties resulting in FREIT’s rental revenues continuing to show year-over-year increases at most of its properties. FREIT expects increases in rental rates to taper; however, the increased rental rates that are in place should positively impact future revenues.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT’s retail tenants, which could have an adverse impact on FREIT.

Special Committee Formation: On March 28, 2019, FREIT announced that its Board established a Special Committee to explore strategic alternatives focusing on maximizing shareholder value. The Special Committee is comprised solely of independent Trustees and is charged with exploring potential strategic transactions involving FREIT, including, without limitation, a potential sale of FREIT, a business combination involving FREIT or other alternatives for maximizing shareholder value, and determining whether a potential strategic transaction is in the best interests of FREIT and its shareholders. The members of the Special Committee are Ronald J. Artinian, Richard J. Aslanian, David F. McBride and Justin F. Meng, who serves as the Chairman of the Special Committee. The Special Committee has engaged HFF Securities L.P. as the Special Committee’s financial advisor, and the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP as legal counsel to the Special Committee. There can be no assurance that the Special Committee’s exploration of potential strategic transactions will result in any transaction being consummated. FREIT does not intend to discuss or disclose any developments with respect to the Special Committee’s functions or activity, unless and until otherwise determined that further disclosure is appropriate or required by regulation or law. There is no formal timetable for the Special Committee’s completion of its exploration of potential strategic transactions.

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

Index

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

The Purchase and Sale Agreement also provides that The Regency Club may be excluded from the transaction (and the purchase price will be reduced by an amount equal to the amount(s) allocated to such property in the Purchase and Sale Agreement) if certain title matters affecting such property are not adequately addressed. Of the $266,500,000 aggregate purchase price, $27,250,000 has been allocated to The Regency Club. These title matters have been adequately addressed, and therefore, the Purchaser may no longer elect to terminate the Purchase and Sale Agreement with respect to The Regency Club pursuant to such provision.

As the lender for the mortgage loan on the Pierre Towers property has advised the parties that the lender would not agree to an assignment of such mortgage loan to the Purchaser, on February 28, 2020, the Sellers and the Purchaser entered into a First Amendment to the Purchase and Sale Agreement, terminating the Purchase and Sale Agreement solely with respect to the Pierre Towers property. As a result, as provided in the Purchase and Sale Agreement, the total purchase price payable under the Purchase and Sale Agreement was reduced from $266,500,000 to $186,000,000 – a reduction of $80,500,000 (the amount that was allocated to the Pierre Towers property in the Purchase and Sale Agreement) – and the total consideration to be received by FREIT under the Purchase and Sale Agreement was reduced from $208,325,000 to $156,000,000.

The Board, following the recommendation of the Special Committee of the Board, unanimously approved the Purchase and Sale Agreement and the transactions contemplated thereby. The closing of the transactions contemplated by the Purchase and Sale Agreement is expected to occur in the second calendar quarter of 2020.

The closing of the Purchase and Sale Agreement is subject to various conditions, including the approval of the Purchase and Sale Agreement and the transactions contemplated thereby by a majority of the votes cast by the holders of the outstanding shares of beneficial interest of the Trust (“Shares”) present in person or represented by proxy at a meeting of the Trust’s shareholders at which a quorum is present. Concurrently with the execution of the Purchase and Sale Agreement, the Trustees of the Trust entered into voting agreements with the Purchaser pursuant to which, among other things, the Trustees agreed to vote an aggregate of 872,812 Shares held by them and over which they have voting control, which represent approximately 12.7% of the issued and outstanding Shares, in favor of the approval of the Purchase and Sale Agreement and the transactions contemplated thereby.

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

Index

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

The Purchase and Sale Agreement provides that following the closing of the Purchase and Sale Agreement, the Sellers, on the one hand, and the Purchaser, on the other hand, will indemnify one another for certain liabilities, subject to certain limitations. (See Notes 6 to FREIT’s condensed consolidated financial statements for further details).

On February 28, 2020, the ownership structure of Pierre Towers was reorganized into a tenancy-in-common. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

Adoption of Plan of Liquidation:

On January 14, 2020, the Board adopted a Plan of Voluntary Liquidation with respect to FREIT (the “Plan of Liquidation”), which provides for the voluntary dissolution, termination and liquidation of FREIT by the sale, conveyance, transfer or delivery of all of FREIT’s remaining assets in accordance with the terms and conditions of the Plan of Liquidation and the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder. The Plan of Liquidation will become effective upon (i) approval by a majority of the votes cast by FREIT’s shareholders present in person or represented by proxy at a duly called meeting of FREIT’s shareholders at which a quorum is present and (ii) the consummation of the transactions contemplated by the Purchase and Sale Agreement (See Note 6 to FREIT’s condensed consolidated financial statements for further details).

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

Upon the adoption of the Plan of Liquidation, FREIT will cease reporting on the going concern basis of accounting and reporting, and thereafter will report on the liquidation basis of accounting and reporting. (See Note 7 to FREIT’s condensed consolidated financial statements).

Amendment to Management Agreement:

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement (See Note 6 to FREIT’s condensed consolidated financial statements for further details), FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement. The First Amendment will become effective if, and only if, the Plan of Liquidation becomes effective (See Note 7 to FREIT’s condensed consolidated financial statements for further details). The First Amendment provides that upon the closing of any sale or other disposition of FREIT’s entire direct or indirect interest in each real property owned directly or indirectly, in whole or in part, by FREIT (each a “Trust Property”), whether pursuant to the Purchase and Sale Agreement or otherwise in furtherance of the Plan of Liquidation, (a) the Management Agreement will automatically terminate and be of no further force or effect with respect to such Trust Property and (b) FREIT will pay to Hekemian (i) any and all commissions and fees for management services and reimbursement required to be paid by FREIT pursuant to the Management Agreement in respect of the applicable Trust Property up to the termination date, calculated on a pro rata basis, plus (ii) a termination fee in respect to such Trust Property equal to the product of (x) the Trust’s direct or indirect percentage ownership interest in such Trust Property, multiplied by (y) 1.25, multiplied by (z) one (1) year’s Base Management Fee (as defined in the Management Agreement and First Amendment) in respect of such Trust Property.

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

Index

The First Amendment provides that the foregoing fees will be paid in lieu of, and will supersede in their entirety, any other payments which otherwise would be payable to Hekemian under the Management Agreement arising out of or attributable to the sale or other disposition of FREIT’s entire direct or indirect interest in each Trust Property or the termination of the Management Agreement in respect of such Trust Property (including, without limitation, any Termination Fee, M&A Termination Fee or Sale of Property Fee under the Management Agreement (each as defined in the Management Agreement)). (See Note 8 to FREIT’s condensed consolidated financial statements).

Development Projects and Capital Expenditures: FREIT continues to make only those capital expenditures that are absolutely necessary. The retail space at the Rotunda continues to lease-up and is approximately 86.5% leased and 83.4% occupied as of January 31, 2020. FREIT expects Rotunda’s operations to stabilize in late 2020.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of January 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 4.59%. On February 28, 2020, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. This interest rate cap has an effective date of March 5, 2020 and a maturity date of March 5, 2021.

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

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020. FREIT is currently working with the lender to extend the loan. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of January 31, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, have been applied consistently as of January 31, 2020, and for the three months ended January 31, 2020 and 2019. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Valuation of Long-Lived Assets: FREIT assesses the carrying value of long-lived assets periodically, or whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recoverable. When FREIT determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flow method determined by FREIT's management. While FREIT believes that our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

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

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2020 (“Current Quarter”) increased 4.5% to $15,593,000, compared to $14,928,000 for the three months ended January 31, 2019 (“Prior Year’s Quarter”). The increase in revenue was primarily attributable to an increase in base rents across most properties and an increase in the average annual occupancy rate for the commercial space (office and retail) at the Rotunda property from an average occupancy rate of 81.2% in the Prior Year’s Quarter to 84.2% in the Current Quarter.

Net (loss) income attributable to common equity (“net (loss) income-common equity”) for the Current Quarter was a net loss of $2,262,000 (($0.32) per share basic and diluted), compared to net income of $459,000 ($0.07 per share basic and diluted) for the Prior Year’s Quarter. The net loss was primarily driven by $3.4 million related to Special Committee expenses for advisory and legal fees incurred in Fiscal 2020; offset by an increase in revenue as explained above (consolidated impact of approximately $0.4 million); and a decrease in interest expense of approximately $0.4 million (consolidated impact of $0.3 million) driven by a decline in interest rates on the variable mortgage loans. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

Index

The schedule below provides a detailed analysis of the major changes that impacted net (loss) income-common equity for the three months ended January 31, 2020 and 2019:

NET (LOSS) INCOME COMPONENTS	Three Months Ended
	January 31,
	2020	2019	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$4,353	$3,868	$485
Residential properties	4,875	4,734	141
Total income from real estate operations	9,228	8,602	626

Financing costs:
Fixed rate mortgages	(2,211)	(2,306)	95
Floating rate mortgages	(1,632)	(1,890)	258
Other - Corporate interest	(113)	(162)	49
Mortgage cost amortization	(279)	(294)	15
Total financing costs	(4,235)	(4,652)	417

Investment income	72	71	1
Unrealized loss on interest rate cap contract	—	(154)	154

General & administrative expenses:
Accounting fees	(165)	(147)	(18)
Legal and professional fees	(18)	(18)	—
Trustees and consultant fees	(419)	(264)	(155)
Stock option expense	(12)	(34)	22
Corporate expenses	(158)	(145)	(13)
Total general & administrative expenses	(772)	(608)	(164)

Special committee expenses	(3,382)	—	(3,382)
Depreciation	(2,932)	(2,824)	(108)
Net (loss) income	(2,021)	435	(2,456)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(241)	24	(265)

Net (loss) income attributable to common equity	$(2,262)	$459	$(2,721)

The condensed consolidated results of operations for the Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period. The table above includes income from real estate operations which is a non-GAAP financial measure and is not a measure of operating results or cash flow as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs.

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net (loss) income-common equity for the Current Quarter as compared to the Prior Year’s Quarter (see below for definition of NOI):

	Commercial					Residential				Combined
	Three Months Ended					Three Months Ended				Three Months Ended
	January 31,			Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2020	2019		$	%	2020	2019	$	%	2020	2019
	(In Thousands)					(In Thousands)				(In Thousands)
Rental income	$5,124	$5,000		$124	2.5%	$8,176	$8,094	$82	1.0%	$13,300	$13,094
Reimbursements	1,877	1,623		254	15.7%	39	35	4	11.4%	1,916	1,658
Other	13	4		9	225.0%	301	105	196	186.7%	314	109
Total revenue	7,014	6,627		387	5.8%	8,516	8,234	282	3.4%	15,530	14,861
Operating expenses	2,724	2,831		(107)	-3.8%	3,641	3,495	146	4.2%	6,365	6,326
Net operating income	$4,290	$3,796		$494	13.0%	$4,875	$4,739	$136	2.9%	9,165	8,535

Average Occupancy %	81.5%	81.4%	*		0.1%	93.7%	95.2%		-1.5%
Reconciliation to condensed consolidated net (loss) income-common equity:
Deferred rents - straight lining	63	67
Investment income	72	71
Unrealized loss on interest rate cap contract	—	(154)
General and administrative expenses	(772)	(608)
Special committee expenses	(3,382)	—
Depreciation	(2,932)	(2,824)
Financing costs	(4,235)	(4,652)
Net (loss) income	(2,021)	435
Net (income) loss attributable to noncontrolling interests in subsidiaries	(241)	24
Net (loss) income attributable to common equity	$(2,262)	$459

* Average occupancy rate excludes the Patchogue, New York property as the property was sold in February 2019.

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

COMMERCIAL SEGMENT

The commercial segment contains eight (8) separate properties. Seven of these properties are multi-tenanted retail or office centers, and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. On February 8, 2019, FREIT sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. The sale of this property eliminates an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated the building in December 2015 (see Note 5 to FREIT’s condensed consolidated financial statements for further details).

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter increased by 5.8% and 13.0%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all commercial properties increased slightly by 0.1% as compared to the Prior Year’s Quarter. The increase in revenue and NOI was primarily attributable to an increase in the average annual occupancy rate for the commercial space (office and retail) at the Rotunda property from an average occupancy rate of 81.2% in the Prior Year’s Quarter to 84.2% in the Current Quarter.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) The Patchogue property was excluded from same property results for all periods presented because this property was sold in February 2019. Same property revenue and NOI for the Current Quarter increased by 5.8% and 10.1%, respectively, as compared to the Prior Year’s Quarter. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	2	2,796	$38.34	$37.43	2.4%	$—	$0.71

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	2	2,796

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	—	—	$—	$—	—	$—	$—

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	—	—

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter increased by 3.4% and 2.9%, respectively, as compared to the Prior Year’s Quarter. The increase in revenue and NOI for the Current Quarter was primarily driven by an increase in base rents across most properties. Average occupancy for all residential properties for the Current Quarter decreased by approximately 1.5% over the Prior Year’s Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the Current Quarter, refer to the preceding paragraph for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,994 and $1,947, respectively. For comparability purposes, the average residential rent for the Prior Year’s Quarter has been restated to include the impact of Station Place and the Icon. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $344,000 and $323,000, respectively.

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

FINANCING COSTS

	Three Months Ended January 31,
	2020	2019
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$2,211	$2,306
New	—	—
Variable rate mortgages:
1st Mortgages
Existing	1,632	1,890
New	—	—
Other	113	162
Total financing costs, gross	3,956	4,358
Amortization of mortgage costs	279	294
Total financing costs, net	$4,235	$4,652

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Quarter decreased by approximately $417,000 or 9.0% as compared to the Prior Year’s Quarter which is primarily driven by a decline in interest rates on the variable mortgage loans.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for the Current Quarter was $772,000 compared to $608,000 for the Prior Year’s Quarter. The primary components of G&A are accounting/auditing fees, legal and professional fees, and Trustees’ and consultant fees.

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $2,932,000 compared to $2,824,000 for the Prior Year’s Quarter.

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.2 million for the Current Quarter compared to net cash provided by operating activities of $4.7 million for the Prior Year’s Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of January 31, 2020, FREIT had cash, cash equivalents and restricted cash totaling $36.9 million, compared to $42.5 million at October 31, 2019. The decrease in cash for the Current Quarter is primarily attributable to $2.2 million in net cash used in operating activities, $0.3 million in net cash used in investing activities including capital expenditures and $3.0 million in net cash used in financing activities. The decline in net cash used in operating activities was primarily driven by Special Committee expenses paid in the amount of approximately $3.1 million in the Current Quarter and deferred compensation paid out to a retired trustee in the amount of approximately $4.8 million.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2020 and October 31, 2019, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.8 million and $5.7 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit was increased from $12.8 million to $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of January 31, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

As at January 31, 2020, FREIT’s aggregate outstanding mortgage debt was $351.8 million, which bears a weighted average interest rate of 4.26% and an average life of approximately 4.1 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2020	2021	2022	2023	2024	2025	2026	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$21.9	$137.6 (A)	$14.4	$34.4	$9.0	$13.9	$18.2	$53.9	$26.0

(A) Includes loan on the Rotunda property located in Baltimore, Maryland in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2020 and October 31, 2019:

($ in Millions)	January 31, 2020	October 31, 2019

Fair Value	$353.9	$352.9

Carrying Value, Net	$349.1	$349.9

Fair values are estimated based on market interest rates at January 31, 2020 and October 31, 2019 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2020, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $9.7 million, and a 1% decrease would increase the fair value by $10.4 million.

FREIT believes that the values of its properties will be adequate to command refinancing proceeds equal to or higher than the mortgage debt to be refinanced. FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

Index

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

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and has a maturity date of May 1, 2020. FREIT is currently working with the lender to extend the loan. Until such time as a definitive agreement providing for an extension of the loan is entered into, there can be no assurance the loan will be extended.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. As of January 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 4.59%. On February 28, 2020, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. This interest rate cap has an effective date of March 5, 2020 and a maturity date of March 5, 2021.

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

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($19,267,000 at January 31, 2020) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,505,000 at January 31, 2020) for the Regency swap, a notional amount of approximately $25,800,000 ($23,619,000 at January 31, 2020) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,333,000 at January 31, 2020) for the Station Place swap.

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

FREIT has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at January 31, 2020) and a term of two years with the loan being hedged against having a balance of approximately $118,520,000 and a term of three years.

In accordance with ASU 2017-12, which was adopted by FREIT in the first quarter of Fiscal 2020, FREIT marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s income statement; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense. In Fiscal 2019, prior to the adoption of ASU 2017-12, the interest rate cap was, for accounting purposes, deemed to be an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s income statement.

Index

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2020, the swap contracts for the Damascus Centre, Regency, Station Place and Wayne PSC were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized losses of approximately $0 for the Rotunda cap, $239,000 for the Damascus Centre swaps, $917,000 for the Regency swap, $1,122,000 for the Station Place swap and $238,000 for the Wayne PSC swap, all of which have been included as a liability in FREIT’s condensed consolidated balance sheet as at January 31, 2020. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive loss and for the three months ended January 31, 2020, FREIT recorded an unrealized loss of approximately $390,000 in comprehensive loss.

In Fiscal 2019, FREIT was accounting for its interest rate swaps and cap contract in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. (See Note 2 and 4 to FREIT’s condensed consolidated financial statements for additional details). For the three months ended January 31, 2019, FREIT recorded an unrealized loss of $2,364,000 in comprehensive loss representing the change in fair value of the swaps during such period. For the three months ended January 31, 2019, FREIT recorded an unrealized loss in the condensed consolidated statement of operations of approximately $154,000 for Grande Rotunda’s interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period. As of October 31, 2019, the fair value of the Grande Rotunda interest rate cap contract was $0.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: In view of FREIT having entered into the Purchase and Sale Agreement, the Board of Trustees did not declare a dividend for the first quarter of Fiscal 2020. The Board will continue to evaluate the dividend on a quarterly basis.

STOCK OPTION PLAN

On March 4, 2019, the Board approved the grant of an aggregate of 5,000 non-qualified share options under the Plan to the Chairman of the Board. The options have an exercise price of $15.00 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be March 3, 2029. (See Note 13 to FREIT’s condensed consolidated financial statements for further details.)

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

	For the Three Months Ended January 31,
	2020	2019
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net (loss) income	$(2,021)	$435
Depreciation of consolidated properties	2,932	2,824
Amortization of deferred leasing costs	113	127
Distributions to minority interests	(583)	(294)
FFO	$441	$3,092

Per Share - Basic and Diluted	$0.06	$0.45

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$441	$3,092
Deferred rents (Straight lining)	(63)	(67)
Capital Improvements - Apartments	(96)	(124)
AFFO	$282	$2,901

Per Share - Basic and Diluted	$0.04	$0.42

Weighted Average Shares Outstanding:
Basic and Diluted	6,979	6,915

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2020. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2019, that was filed with the Securities and Exchange Commission on January 21, 2020.

Index

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2020, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 10, 2020
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)