Form 10-Q
period 2020-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2020-06-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒

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

As of June 9, 2020, the number of shares of beneficial interest outstanding was 6,856,651.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2020	2019
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$289,169	$330,108
Construction in progress	473	395
Cash and cash equivalents	31,751	38,075
Investment in tenancy-in-common	20,740	—
Tenants' security accounts	1,604	2,278
Receivables arising from straight-lining of rents	4,495	4,374
Accounts receivable, net of allowance for doubtful accounts of $959 and
$379 as of April 30, 2020 and October 31, 2019, respectively	1,385	1,741
Secured loans receivable	5,136	5,053
Prepaid expenses and other assets	5,531	5,951
Deferred charges, net	2,556	2,643
Total Assets	$362,840	$390,618

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$302,912	$352,790
Less unamortized debt issuance costs	1,849	2,886
Mortgages payable, net	301,063	349,904

Due to affiliate	5,831	5,705
Deferred trustee compensation payable	2,633	7,610
Accounts payable and accrued expenses	3,487	3,097
Dividends payable	—	1,357
Tenants' security deposits	2,295	3,381
Deferred revenue	828	1,390
Interest rate cap and swap contracts	5,498	2,126
Total Liabilities	321,635	374,570

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 141,057 and	27,781	28,847
192,122 vested share units granted to Trustees at April 30, 2020 and October 31, 2019, respectively
Treasury stock, at cost: 136,501 and 206,408 shares at April 30, 2020	(2,863)	(4,330)
and October 31, 2019, respectively
Undistributed earnings (dividends in excess of net income)	18,196	(6,762)
Accumulated other comprehensive loss	(4,443)	(2,040)
Total Common Equity	38,671	15,715
Noncontrolling interests in subsidiaries	2,534	333
Total Equity	41,205	16,048
Total Liabilities and Equity	$362,840	$390,618

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$25,457	$26,486	$12,094	$13,325
Reimbursements	3,422	2,995	1,506	1,337
Sundry income	402	233	88	124
Total revenue	29,281	29,714	13,688	14,786

Expenses:
Property operating expenses	8,327	7,852	4,312	3,985
Special committee expenses	4,519	586	1,137	586
Management fees	1,223	1,285	508	648
Real estate taxes	4,522	4,801	2,115	2,371
Depreciation	5,462	5,607	2,530	2,783
Total expenses	24,053	20,131	10,602	10,373

Operating income	5,228	9,583	3,086	4,413

Investment income	136	184	64	113
Unrealized loss on interest rate cap contract	—	(159)	—	(5)
Gain on sale of property	—	836	—	836
Gain on deconsolidation of subsidiary	27,680	—	27,680	—
Loss on investment in tenancy-in-common	(18)	—	(18)	—
Interest expense including amortization
of deferred financing costs	(7,911)	(9,179)	(3,676)	(4,527)
Net income	25,115	1,265	27,136	830

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(157)	(20)	84	(44)

Net income attributable to common equity	$24,958	$1,245	$27,220	$786

Earnings per share:
Basic	$3.57	$0.18	$3.89	$0.11
Diluted	$3.56	$0.18	$3.88	$0.11

Weighted average shares outstanding:
Basic	6,984	6,923	6,989	6,932
Diluted	7,003	6,923	7,026	6,932

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

SIX AND THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$25,115	$1,265	$27,136	$830

Other comprehensive income (loss):
Unrealized loss on interest rate swap contracts before
reclassifications	(3,506)	(2,996)	(3,086)	(720)
Amount reclassified from accumulated other comprehensive loss
to interest expense	134	(189)	104	(101)
Net unrealized loss on interest rate swap contracts	(3,372)	(3,185)	(2,982)	(821)
Comprehensive income (loss)	21,743	(1,920)	24,154	9

Net (income) loss attributable to noncontrolling interests	(157)	(20)	84	(44)
Other comprehensive loss:
Unrealized loss on interest rate swap contracts attributable
to noncontrolling interests	969	914	840	248
Comprehensive loss attributable to noncontrolling interests	812	894	924	204

Comprehensive income (loss) attributable to common equity	$22,555	$(1,026)	$25,078	$213

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2020

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Undistributed Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Loss	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2019	$28,847	$(4,330)	$(6,762)	$(2,040)	$15,715	$333	$16,048

Stock based compensation expense	12				12		12

Vested share units granted to Trustees and consultant	211				211		211

Vested share units issued to consultant and retired Trustee*	(1,401)	1,401			—		—

Distributions to noncontrolling interests					—	(583)	(583)

Net (loss) income			(2,262)		(2,262)	241	(2,021)

Net unrealized loss on interest rate swaps				(261)	(261)	(129)	(390)

Balance at January 31, 2020	27,669	(2,929)	(9,024)	(2,301)	13,415	(138)	13,277

Stock based compensation expense	12				12		12

Vested share units granted to Trustees	166				166		166

Vested share units issued to retired Trustee*	(66)	66			—		—

Deconsolidation of subsidiary					—	3,596	3,596

Net income (loss)			27,220		27,220	(84)	27,136

Net unrealized loss on interest rate swaps				(2,142)	(2,142)	(840)	(2,982)

Balance at April 30, 2020	$27,781	$(2,863)	$18,196	$(4,443)	$38,671	$2,534	$41,205

* Represents the issuance of treasury shares to consultant and retired Trustee for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2019

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Undistributed Earnings (Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2018	$28,288	$(4,941)	$(4,376)	$2,517	$21,488	$2,856	$24,344

Stock based compensation expense	34				34		34

Vested share units granted to Trustees and consultant	254				254		254

Vested share units issued to consultant*	(20)	20			—		—

Distributions to noncontrolling interests					—	(294)	(294)

Net income (loss)			459		459	(24)	435

Dividends declared, including $26 payable in share units ($0.15 per share)			(1,040)		(1,040)		(1,040)

Net unrealized loss on interest rate swaps				(1,698)	(1,698)	(666)	(2,364)

Balance at January 31, 2019	28,556	(4,921)	(4,957)	819	19,497	1,872	21,369

Stock based compensation expense	35				35		35

Vested share units granted to Trustees and consultant	294				294		294

Vested share units issued to consultant and retired Trustees*	(554)	554			—		—

Distributions to noncontrolling interests					—	(392)	(392)

Net income			786		786	44	830

Dividends declared, including $20 payable in share units ($0.125 per share)			(867)		(867)		(867)

Net unrealized loss on interest rate swaps				(573)	(573)	(248)	(821)

Balance at April 30, 2019	$28,331	$(4,367)	$(5,038)	$246	$19,172	$1,276	$20,448

* Represents the issuance of treasury shares to consultant and retired Trustees for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

	Six Months Ended
	April 30,
	2020	2019
	(In Thousands of Dollars)
Operating activities:
Net income	$25,115	$1,265
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	5,462	5,607
Amortization	786	851
Unrealized loss on interest rate cap contract	—	159
Stock based compensation expense	24	69
Trustee fees, consultant fee and related interest paid in stock units	377	502
Gain on sale of property	—	(836)
Gain on deconsolidation of subsidiary	(27,680)	—
Loss on investment in tenancy-in-common	18	—
Deferred interest on mortgages	154
Deferred rents - straight line rent	(121)	(187)
Bad debt expense	700	68
Changes in operating assets and liabilities:
Tenants' security accounts	(117)	112
Accounts receivable, prepaid expenses and other assets	173	1,421
Accounts payable, accrued expenses and deferred
trustee compensation payable	(4,234)	(744)
Deferred revenue	(515)	(203)
Due to affiliate - accrued interest	126	143
Net cash provided by operating activities	268	8,227
Investing activities:
Capital improvements - existing properties	(826)	(1,543)
Deconsolidation of subsidiary cash and cash equivalents	(1,383)	—
Proceeds from sale of commercial property	—	7,060
Net cash (used in) provided by investing activities	(2,209)	5,517
Financing activities:
Repayment of mortgages	(2,032)	(7,378)
Deferred financing costs	—	(56)
Dividends paid	(1,357)	(1,351)
Distributions to noncontrolling interests	(583)	(686)
Net cash used in financing activities	(3,972)	(9,471)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,913)	4,273
Cash, cash equivalents and restricted cash, beginning of period	42,488	26,394
Cash, cash equivalents and restricted cash, end of period	$36,575	$30,667

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$7,020	$8,175

Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$384	$—

Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$161	$155

Financing activities:
Dividends declared but not paid	$—	$848
Dividends paid in share units	$—	$46
Vested share units issued to consultant and retired trustee	$1,467	$574

Deconsolidation of subsidiary:
Real estate, at cost, net of accumulated depreciation	$(36,225)	$—
Accounts receivable, net of allowance for doubtful accounts	(55)	—
Prepaid expenses and other assets	(315)	—
Mortgage payable	48,000	—
Unamortized debt issuance costs	(489)	—
Accounts payable and accrued expenses	353	—
Tenants' security deposits	585	—
Deferred revenue	47	—
Deconsolidation of subsidiary cash and cash equivalents	(1,383)	—
Net carrying value of assets and liabilities deconsolidated	$10,518	$—

Recognition of retained investment in tenancy-in-common at fair value	$20,758	$—
Derecognition of noncontrolling interest in subsidiary	$(3,596)	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:

Cash and cash equivalents	$31,751	$25,291
Tenants' security accounts	1,604	2,236
Mortgage escrows (included in prepaid expenses and other assets)	3,220	3,140
Total cash, cash equivalents and restricted cash	$36,575	$30,667

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

The consolidated results of operations for the six and three-month periods ended April 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2019 of First Real Estate Investment Trust of New Jersey (“FREIT”, “us”, “we”, “our” or the “Company”).

Certain prior period statement of income and cash flow line items have been reclassified to conform to the current year presentation.

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

Index

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments – Credit Losses (Topic 326)", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. In November 2018, the FASB issued ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which clarifies that operating lease receivables are outside the scope of the new standard. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, “Leases (Topic 842)”. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

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

The adoption of ASU 2017-12 had no impact on the accounting for FREIT’s interest rate swap contracts, which were previously deemed effective cash flow hedges, on the following entities: Damascus Centre. LLC (“Damascus Centre”), Wayne PSC, LLC (“Wayne PSC”), FREIT Regency, LLC (“Regency”) and Station Place on Monmouth, LLC (“Station Place”). Accordingly, these interest rate swap contracts will continue to be accounted for by marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. The adoption of this accounting guidance has an impact on the accounting for Grande Rotunda, LLC’s (“Grande Rotunda”) interest rate cap, which was previously deemed an ineffective cash flow and for which previous to the adoption of this guidance, the change in the fair value was reported in the statements of income. Based on this new guidance, FREIT will record the change in the fair value of Grande Rotunda’s interest rate cap in other comprehensive income on a prospective basis. FREIT did not record an adjustment in Fiscal 2020 to the opening balance of retained earnings as the value of Grande Rotunda’s interest rate cap was $0 as of October 31, 2019. (See Note 4 to FREIT’s condensed consolidated financial statements for additional details).

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

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. As of April 30, 2020, we have not modified any of our leases attributed to the COVID-19 global pandemic and as a result, have not yet made a determination on whether to elect this option. Accordingly, the Lease Modification Q&A did not have an impact on our condensed consolidated financial statements.

Note 3 – Earnings per share:

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14 to FREIT’s condensed consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the six months ended April 30, 2020, the outstanding stock options increased the average dilutive shares outstanding by approximately 19,000 shares with a $0.01 impact on earnings per share. For the three months ended April 30, 2020, the outstanding stock options increased the average dilutive shares outstanding by approximately 37,000 shares with a $0.01 impact on earnings per share. For the six and three months ended April 30, 2019, the outstanding stock options were anti-dilutive with no impact on earnings per share. There were 38,000 anti-dilutive shares for the six and three months ended April 30, 2020. The number of anti-dilutive shares which have been excluded from the computation of diluted earnings per share was approximately 311,000 for both the six and three months ended April 30, 2019. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan.

Index

Note 4 - Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021. At April 30, 2020, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. At April 30, 2020, the derivative financial instrument had a notional amount of $121.9 million and a maturity date of March 5, 2021.

On December 7, 2017, Station Place (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At April 30, 2020, the total amount outstanding on this loan was approximately $12.3 million. In order to minimize interest rate volatility during the term of this loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At April 30, 2020, the derivative financial instrument had a notional amount of $12.3 million and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At April 30, 2020, the total amount outstanding on this loan was approximately $23.4 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At April 30, 2020, the derivative financial instrument had a notional amount of approximately $23.4 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of April 30, 2020 was approximately $19.1 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At April 30, 2020, the derivative financial instrument had a notional amount of approximately $19.1 million and a maturity date of January 2023.

On December 29, 2014, Regency closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At April 30, 2020, the total amount outstanding on this loan was approximately $15.4 million. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At April 30, 2020, the derivative financial instrument had a notional amount of approximately $15.4 million and a maturity date of December 2024.

In accordance with ASU 2017-12, which was adopted by FREIT in the first quarter of Fiscal 2020, FREIT is accounting for the Damascus Centre, Regency, Wayne PSC and Station Place interest rate swaps and the Grande Rotunda interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the six and three months ended April 30, 2020, FREIT recorded an unrealized loss of approximately $3,372,000 and $2,982,000, respectively, in comprehensive loss representing the change in the fair value of these cash flow hedges during such period. As of April 30, 2020, there was a liability of approximately $730,000 for the Damascus Centre swaps, $1,394,000 for the Wayne PSC swap, $1,523,000 for the Regency swap, $1,851,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

Index

In Fiscal 2019, FREIT was accounting for its interest rate swaps and cap contract in accordance with ASC 815. For the six and three months ended April 30, 2019, FREIT recorded an unrealized loss of approximately $3,185,000 and $821,000, respectively, in comprehensive loss representing the change in the fair value of these cash flow hedges during such period. For the six and three months ended April 30, 2019, FREIT recorded an unrealized loss in the condensed consolidated statements of income of approximately $159,000 and $5,000, respectively, for the Grande Rotunda interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period. As of October 31, 2019, FREIT recorded a liability of approximately $179,000 for the Damascus Centre swaps, $53,000 for the Wayne PSC swap, $860,000 for the Regency swap, $1,034,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

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

Note 6 – Termination of Purchase and Sale Agreement:

On January 14, 2020, FREIT and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), which as subsequently amended, provided for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

Upon the execution of the Purchase and Sale Agreement, the Purchaser delivered into escrow a deposit in the amount of $15 million (the “Deposit”), in the form of an unconditional, irrevocable letter of credit in such amount (the “Letter of Credit”). The Purchase and Sale Agreement provides that the Sellers’ exclusive remedy, in the event of a “Purchaser Default” and the termination of the Purchase and Sale Agreement, is the forfeiture of the Deposit to the Sellers as liquidated damages. Accordingly, contemporaneously with the Sellers’ delivery of the termination notice to the Purchaser, the Sellers delivered written notice to the escrow agent requesting that the escrow agent release the Letter of Credit from escrow and deliver same to the Sellers.

On May 6, 2020, the Purchaser filed a complaint (the “Complaint”) against the Sellers in the Superior Court of New Jersey, in which, among other things, the Purchaser alleges breach of contract and breach of the covenant of good faith and fair dealing against the Sellers in connection with the Sellers’ termination of the Purchase and Sale Agreement. The Purchaser seeks (a) a judgment of specific performance compelling the Sellers to convey the properties under the Purchase and Sale Agreement to the Purchaser; (b) declaratory judgment from the court that (i) the Purchase and Sale Agreement is not terminated, (ii) the Purchaser is not in default under the Purchase and Sale Agreement, and (iii) the Sellers are in default under the Purchase and Sale Agreement, subject to a right to cure; (c) an order for injunctive relief compelling the Sellers to perform the Purchase and Sale Agreement; (d) in the event that the court does not order specific performance, a judgment directing that the Purchaser’s $15 million deposit under the Purchase and Sale Agreement be returned to the Purchaser, and compensatory, consequential and incidental damages in an amount to be determined at trial; and (e) attorneys’ fees and costs.

The Sellers believe that the allegations set forth in the Complaint are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. As of the quarter ended April 30, 2020, the $15 million deposit has not been included in income in the accompanying condensed consolidated statements of income.

Index

During the six months ended April 30, 2020 and 2019, the Special Committee of the Board incurred on behalf of the Company approximately $4,519,000 and $586,000, respectively, of expenses related to its activities. During the three months ended April 30, 2020 and 2019, the Special Committee of the Board incurred on behalf of the Company approximately $1,137,000 and $586,000, respectively, of expenses related to its activities.

Note 7 – Adoption of Plan of Liquidation:

On January 14, 2020, the Trust’s Board of Trustees adopted a Plan of Voluntary Liquidation with respect to the Trust (the “Plan of Liquidation”), which provided for the voluntary dissolution, termination and liquidation of the Trust by the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets in accordance with the terms and conditions of the Plan of Liquidation and the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder. The Plan of Liquidation provided that it would become effective upon (i) approval by a majority of the votes cast by Trust’s shareholders present in person or represented by proxy at a duly called meeting of the Trust’s shareholders at which a quorum is present and (ii) the consummation of the transactions contemplated by the Purchase and Sale Agreement.

While the Plan of Liquidation received shareholder approval, as the Sellers terminated the Purchase and Sale Agreement by written notice delivered to the Purchaser on April 30, 2020, and the transactions contemplated thereby will not be consummated, the Plan of Liquidation will not become effective, and the Trust will not proceed with the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets as contemplated by the Plan of Liquidation that was adopted by the Board on January 14, 2020.

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

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement, FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement. The First Amendment would become effective if, and only if, the Plan of Liquidation became effective. Since the Plan of Liquidation will not become effective due to the termination of the Purchase and Sale Agreement, the First Amendment will not become effective. (See Notes 6 and 7 to FREIT’s condensed consolidated financial statements for further details)

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Management fees, charged to operations, were approximately $1,198,000 and $1,255,000 for the six months ended April 30, 2020 and 2019, respectively, and $499,000 and $636,000 for the three months ended April 30, 2020 and 2019, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $704,000 and $311,000 for the six months ended April 30, 2020 and 2019, respectively, and $229,000 and $178,000 for the three months ended April 30, 2020 and 2019, respectively. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $56,000 and $48,000 for the six months ended April 30, 2020 and 2019, respectively, and $4,000 and $20,000 for the three months ended April 30, 2020 and 2019, respectively.

From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements may be negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during the six months ended April 30, 2020 and 2019 were approximately $0 and $131,250, respectively, and $0 and $131,250 for the three months ended April 30, 2020 and 2019, respectively. Fees incurred during Fiscal 2019 related to commissions to Hekemian for the sale of the Patchogue property.

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

Trustee fee expense (including interest) incurred by FREIT for the six months ended April 30, 2020 and 2019 was approximately $21,000 and $114,000, respectively, for Robert S. Hekemian, $236,000 and $194,000, respectively, for Robert S. Hekemian, Jr., $15,000 and $7,000, respectively, for Allan Tubin and $31,000 and $28,000, respectively, for David Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three months ended April 30, 2020 and 2019 was approximately $0 and $54,000, respectively, for Robert S. Hekemian, $117,000 and $99,000, respectively, for Robert S. Hekemian, Jr., $8,000 and $7,000, respectively, for Allan Tubin and $15,000 and $16,000, respectively, for David Hekemian (See Note 14 to FREIT’s condensed consolidated financial statements).

Index

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Trustee on April 5, 2018, FREIT entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to the Trust and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For the six months ended April 30, 2020 and 2019, consulting fee expense for Robert S. Hekemian was approximately $8,000 and $30,000, respectively. For the three months ended April 30, 2020 and 2019, consulting fee expense for Robert S. Hekemian was approximately $0 and $15,000, respectively.

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

The aggregate outstanding principal balance of the Rotunda 100 notes was $4,000,000 at both April 30, 2020, and October 31, 2019. The accrued but unpaid interest related to these notes as of April 30, 2020 and October 31, 2019 amounted to approximately $1,136,000 and $1,053,000, respectively, and is included in secured loans receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of April 30, 2020 and October 31, 2019, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.8 million and $5.7 million (including interest), respectively, which is included in due to affiliate on the accompanying condensed consolidated balance sheets.

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

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended for another six months with a new maturity date of November 1, 2020 under the same terms and conditions of the existing agreement while the lender is working closely with the Company to further modify and extend this loan.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of April 30, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 3.83%.

Index

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of April 30, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, we have requested debt payment relief from certain of our lenders on the retail properties, and have been granted debt service relief in the form of deferral of principal and/or interest payments for up to six months to provide debt service relief during the COVID-19 pandemic, with the deferred payments of approximately $260,000 as of April 30, 2020 being due at maturity of the loan.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2020 and October 31, 2019:

($ in Millions)	April 30, 2020	October 31, 2019

Fair Value	$309.6	$352.9

Carrying Value, Net	$301.1	$349.9

Fair values are estimated based on market interest rates at April 30, 2020 and October 31, 2019 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 - Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of eight (8) properties and the residential segment is comprised of seven (7) properties, excluding the Pierre Towers property which was converted into a tenancy-in-common and deconsolidated from FREIT’s operating results as of February 28, 2020 (See Note 16 to FREIT’s condensed consolidated financial statements for further details).

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the six and three month periods ended April 30, 2020 and 2019. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$13,548	$13,079	$6,534	$6,452
Residential	15,612	16,448	7,096	8,214
Total real estate rental revenue	29,160	29,527	13,630	14,666

Real estate operating expenses:
Commercial	5,896	5,651	3,172	2,820
Residential	6,348	6,896	2,707	3,401
Total real estate operating expenses	12,244	12,547	5,879	6,221

Net operating income:
Commercial	7,652	7,428	3,362	3,632
Residential	9,264	9,552	4,389	4,813
Total net operating income	$16,916	$16,980	$7,751	$8,445

Recurring capital improvements - residential	$(226)	$(285)	$(130)	$(161)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$16,916	$16,980	$7,751	$8,445
Deferred rents - straight lining	121	187	58	120
Investment income	136	184	64	113
Unrealized loss on interest rate cap contract	—	(159)	—	(5)
General and administrative expenses	(1,828)	(1,391)	(1,056)	(783)
Special committee expenses	(4,519)	(586)	(1,137)	(586)
Gain on sale of property	—	836	—	836
Gain on deconsolidation of subsidiary	27,680	—	27,680	—
Loss on investment in tenancy-in-common	(18)	—	(18)	—
Depreciation	(5,462)	(5,607)	(2,530)	(2,783)
Financing costs	(7,911)	(9,179)	(3,676)	(4,527)
Net income	25,115	1,265	27,136	830
Net (income) loss attributable to noncontrolling interests in subsidiaries	(157)	(20)	84	(44)
Net income attributable to common equity	$24,958	$1,245	$27,220	$786

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

As of April 30, 2020, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2017 remain open to examination by the major taxing jurisdictions to which FREIT is subject.

Note 13 – Equity incentive plan:

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

As of April 30, 2020, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the six-month period ended April 30, 2020:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	310,740	$18.35
Options granted during period	—	—
Options forfeited/cancelled during period	—	—
Options outstanding end of period	310,740	$18.35
Options vested and expected to vest	308,310
Options exercisable at end of period	261,140

For the six-month periods ended April 30, 2020 and 2019, compensation expense related to stock options granted amounted to approximately $24,000 and $69,000, respectively. For the three-month periods ended April 30, 2020 and 2019, compensation expense related to stock options granted amounted to approximately $12,000 and $35,000, respectively. At April 30, 2020, there was approximately $94,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at April 30, 2020 was approximately $125,000 and $26,000, respectively.

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

All fees payable to Trustees for the six and three-month periods ended April 30, 2020 and 2019 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the six-month periods ended April 30, 2020 and 2019, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $367,000 and $517,300, respectively, which have been paid through the issuance of 18,046 and 32,753 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the six-month periods ended April 30, 2020 and 2019, FREIT has charged as expense approximately $367,000 and $471,200, respectively, representing deferred Trustee fees and interest, and the balance of approximately $0 and $46,100, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. In connection with the termination of Robert S. Hekemian’s service to the Trust under the Consulting Agreement between Mr. Hekemian and the Trust in December 2019, Mr. Hekemian’s accrued plan benefits under the Deferred Fee Plan became payable to him and were paid in a single lump sum in the amount of approximately $4.8 million. As of April 30, 2020 and October 31, 2019, approximately $1,542,000 and $4,422,000, respectively, of fees has been deferred together with accrued interest of approximately $1,091,000 and $3,188,000, respectively.

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

Index

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, for the years ending October 31, as of April 30, 2020, is as follows:

Year Ending October 31,	Amount
2020*	$19,936
2021	18,984
2022	15,727
2023	13,099
2024	10,948
Thereafter	46,774
Total	$125,468

*Amount represents full fiscal year

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the six and three-month periods ended April 30, 2020 and 2019 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a joint venture partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, NJ through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC was accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC and the deconsolidation of the subsidiary is not the result of a nonreciprocal transfer to owners, the subsidiary was deconsolidated from FREIT as of February 28, 2020. A gain in the amount of approximately $27.7 million was recognized in the accompanying condensed consolidated statements of income for the six and three months ended April 30, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities.

As of April 30, 2020, FREIT’s investment in TIC was approximately $20.7 million with a loss on investment of approximately $18,000 recognized in the accompanying condensed consolidated statements of income for the six and three months ended April 30, 2020 and 2019.

Hekemian currently manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian dated as of February 28, 2020, which expires on February 28, 2021, and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $62,000 for the period from February 28, 2020 through April 30, 2020.

Index

The following table summarizes the balance sheet of the Pierre Towers property as of April 30, 2020 accounted for by the equity method:

April 30,
2020
(In Thousands of Dollars)

Real estate, net	$80,950
Cash and cash equivalents	1,032
Tenants' security accounts	577
Receivables and other assets	501
Total assets	$83,060

Mortgages payable, net of unamortized debt issuance costs	$50,089
Accounts payable and accrued expenses	391
Tenants' security deposits	580
Deferred revenue	93
Equity	31,907
Total liabilities & equity	$83,060

FREIT's investment in TIC (65% interest)	$20,740

The following table summarizes the income statement of the Pierre Towers property for the period from February 28, 2020 through April 30, 2020 accounted for by the equity method:

For the period from
February 28, 2020
through April 30, 2020
(In Thousands of Dollars)

Revenues	$1,242
Operating expenses	643
Net operating income	599

Depreciation	358
Interest expense including amortization
of deferred financing costs	268

Net loss	$(27)

FREIT's loss on investment in TIC (65% interest)	$(18)

Note 17 – COVID-19 Pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, have implemented stay-at-home orders for all "non-essential" business. Consequently, the global, U.S. and local economies have suffered significant disruption and there has been significant volatility in the financial markets. Many businesses have moved to a remote work environment, or have been forced to suspend operations completely. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to continue until such time as government stay-at-home and shutdown orders are fully or partially lifted, and business operations and commercial activity can resume. The full or partial lifting of government stay-at-home and shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully or partially lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Index

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants are adversely affected by the mandated shutdowns. For the six and three months ended April 30, 2020, FREIT incurred an increase in expense for the reserve of uncollectible rents of approximately $0.6 million (with a consolidated impact of approximately $0.4 million). FREIT currently remains in active discussions and negotiations with these impacted retail tenants. As a result of the negative impact of the COVID-19 pandemic at our commercial properties, we have requested debt payment relief from certain of our lenders on the retail properties, and have been granted debt service relief in the form of deferral of principal and/or interest payments for up to six months to provide debt service relief during the COVID-19 pandemic, with the deferred payments of approximately $260,000 as of April 30, 2020 being due at maturity of the loan. Overall, we have experienced positive cash flow from operations through the end of the fiscal quarter ended April 30, 2020, but this could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of April 30, 2020 of approximately $31.8 million coupled with a $13 million available line of credit will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q. Additionally, in an effort to further preserve cash flow, effective May 1, 2020, our Board of Trustees reduced all fees, salaries and retainers payable to our executive officers and members of the Board of Trustees by up to 30% through the end of Fiscal 2020.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See “Item 1A. Risk Factors”.

Index

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Identifying Important Factors That Could Cause First Real Estate Investment Trust of New Jersey’s (“FREIT”) Actual Results to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the unaudited condensed consolidated financial statements of FREIT (including related notes thereto) appearing elsewhere in this Form 10-Q, and the consolidated financial statements included in FREIT’s most recently filed Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT’s current expectations and are based on estimates, projections, beliefs, data, methods and assumptions of management of FREIT at the time of such statements regarding future results of operations, economic performance, financial condition and achievements of FREIT, and do not relate strictly to historical or current facts. These forward-looking statements are identified through the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning. Forward-looking statements involve risks and uncertainties in predicting future results and conditions.

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and on-going negative effects of the COVID-19 pandemic on our properties and tenants, and generally on real estate assets and the real estate markets in which we operate, and the global, U.S. and local economies (see Special Note below). The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

Special Note Regarding the COVID-19 Pandemic:

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus, known as COVID-19 (“COVID-19”), a pandemic. The full extent of the effects of the COVID-19 pandemic, including the full extent of its effects on the global, U.S., and local economies, and on FREIT and our business, operating results, financial condition, properties, and tenants, cannot yet be known. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty, including the scope and duration of the pandemic, actions taken by governmental authorities and other third parties in response to the pandemic and the effects thereof, and the other factors discussed above and throughout this report. The uncertain future development of the COVID-19 pandemic could materially and adversely affect FREIT and our business, operating results, financial condition, liquidity, and our properties and tenants.

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

COVID-19 Pandemic: The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, have implemented stay-at-home orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. Consequently, the global, U.S. and local economies have suffered significant disruption and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which is the highest recorded rate since the Great Depression. Many businesses have moved to a remote work environment, or have been forced to suspend operations completely. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to continue until such time as government stay-at-home and shutdown orders are fully or partially lifted, and business operations and commercial activity can resume. The full or partial lifting of government stay-at-home and shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully or partially lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Index

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. These properties are well occupied and the tenants, for the most part, continue to pay their rent. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants are adversely affected by the mandated shutdowns. For the six and three months ended April 30, 2020, FREIT incurred an increase in expense for the reserve of uncollectible rents of approximately $0.6 million (with a consolidated impact of approximately $0.4 million). FREIT currently remains in active discussions and negotiations with these impacted retail tenants. As a result of the negative impact of the COVID-19 pandemic at our commercial properties, we have requested debt payment relief from certain of our lenders on the retail properties, and have been granted debt service relief in the form of deferral of principal and/or interest payments for up to six months to provide debt service relief during the COVID-19 pandemic, with the deferred payments of approximately $260,000 as of April 30, 2020 being due at maturity of the loan. Overall, we have experienced positive cash flow from operations through the end of the fiscal quarter ended April 30, 2020, but this could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of April 30, 2020 of approximately $31.8 million coupled with a $13 million available line of credit will provide us with sufficient liquidity for at least the next twelve months from the filing of this form 10-Q. Additionally, in an effort to further preserve cash flow, effective May 1, 2020, our Board of Trustees reduced all fees, salaries and retainers payable to our executive officers and members of the Board of Trustees by up to 30% through the end of Fiscal 2020.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See “Item 1A. Risk Factors”. However, we believe the actions we are taking will help minimize interruptions to our operations and will put us in the best position to participate in the economic recovery as and when such recovery occurs. FREIT will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel.

Residential Properties: FREIT has aggressively increased rental rates on its stabilized properties resulting in FREIT’s rental revenues continuing to show year-over-year increases at most of its properties. However, the impact COVID-19 may have on our residential properties over the next year is uncertain and will depend on the duration of the pandemic and the reopening of the economy.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT’s retail tenants, which could have an adverse impact on FREIT. The impact COVID-19 may have on the operating and financial performance of our commercial properties over the next year is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants and the magnitude and duration of the pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs, including rent.

Special Committee Formation: On March 28, 2019, FREIT announced that its Board had established a Special Committee to explore strategic alternatives focusing on maximizing shareholder value. The Special Committee was comprised solely of independent Trustees and was charged with exploring potential strategic transactions involving FREIT, including, without limitation, a potential sale of FREIT, a business combination involving FREIT or other alternatives for maximizing shareholder value, and determining whether a potential strategic transaction is in the best interests of FREIT and its shareholders. The members of the Special Committee were Ronald J. Artinian, Richard J. Aslanian, David F. McBride and Justin F. Meng, who served as the Chairman of the Special Committee. The Special Committee engaged HFF Securities L.P. as the Special Committee’s financial advisor, and the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP as legal counsel to the Special Committee. On May 7, 2020, the Board approved the elimination of the Special Committee as a committee of the Board.

Termination of Purchase and Sale Agreement: On January 14, 2020, FREIT and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), which as subsequently amended, provided for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

Upon the execution of the Purchase and Sale Agreement, the Purchaser delivered into escrow a deposit in the amount of $15 million (the “Deposit”), in the form of an unconditional, irrevocable letter of credit in such amount (the “Letter of Credit”). The Purchase and Sale Agreement provides that the Sellers’ exclusive remedy, in the event of a “Purchaser Default” and the termination of the Purchase and Sale Agreement, is the forfeiture of the Deposit to the Sellers as liquidated damages. Accordingly, contemporaneously with the Sellers’ delivery of the termination notice to the Purchaser, the Sellers delivered written notice to the escrow agent requesting that the escrow agent release the Letter of Credit from escrow and deliver same to the Sellers.

Index

On May 6, 2020, the Purchaser filed a complaint (the “Complaint”) against the Sellers in the Superior Court of New Jersey, in which, among other things, the Purchaser alleges breach of contract and breach of the covenant of good faith and fair dealing against the Sellers in connection with the Sellers’ termination of the Purchase and Sale Agreement. The Purchaser seeks (a) a judgment of specific performance compelling the Sellers to convey the properties under the Purchase and Sale Agreement to the Purchaser; (b) declaratory judgment from the court that (i) the Purchase and Sale Agreement is not terminated, (ii) the Purchaser is not in default under the Purchase and Sale Agreement, and (iii) the Sellers are in default under the Purchase and Sale Agreement, subject to a right to cure; (c) an order for injunctive relief compelling the Sellers to perform the Purchase and Sale Agreement; (d) in the event that the court does not order specific performance, a judgment directing that the Purchaser’s $15 million deposit under the Purchase and Sale Agreement be returned to the Purchaser, and compensatory, consequential and incidental damages in an amount to be determined at trial; and (e) attorneys’ fees and costs.

The Sellers believe that the allegations set forth in the Complaint are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. As of the quarter ended April 30, 2020, the $15 million deposit has not been included in income in the accompanying condensed consolidated statement of income. (See Note 6 to FREIT’s condensed consolidated financial statements for further details.)

Adoption of Plan of Liquidation:

On January 14, 2020, the Trust’s Board of Trustees adopted a Plan of Voluntary Liquidation with respect to the Trust (the “Plan of Liquidation”), which provided for the voluntary dissolution, termination and liquidation of the Trust by the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets in accordance with the terms and conditions of the Plan of Liquidation and the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder. The Plan of Liquidation provided that it would become effective upon (i) approval by a majority of the votes cast by Trust’s shareholders present in person or represented by proxy at a duly called meeting of the Trust’s shareholders at which a quorum is present and (ii) the consummation of the transactions contemplated by the Purchase and Sale Agreement.

While the Plan of Liquidation received shareholder approval, as the Trust terminated the Purchase and Sale Agreement by written notice delivered to the Purchaser on April 30, 2020, and the transactions contemplated thereby will not be consummated, the Plan of Liquidation will not become effective, and the Trust will not proceed with the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets as contemplated by the Plan of Liquidation that was adopted by the Board on January 14, 2020. The Board will nonetheless continue to evaluate ways in which to maximize shareholder value, including through sales of Trust assets. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

Amendment to Management Agreement:

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement, FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement dated as of November 1, 2001 between FREIT and Hekemian. The First Amendment would become effective if, and only if, the Plan of Liquidation became effective. Since the Plan of Liquidation will not become effective due to the termination of the Purchase and Sale Agreement, the First Amendment will not become effective. (See Note 8 to FREIT’s condensed consolidated financial statements for further details)

Debt Financing Availability: Financing has been available to FREIT and its affiliates. On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of April 30, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 3.83%.

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

Index

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended for another six months with a new maturity date of November 1, 2020 under the same terms and conditions of the existing agreement while the lender is working closely with the Company to further modify and extend this loan.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of April 30, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, have been applied consistently as of April 30, 2020, and for the six and three months ended April 30, 2020 and 2019. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Index

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2020 (“Current Six Months”) decreased 1.5% to $29,281,000, compared to $29,714,000 for the six months ended April 30, 2019 (“Prior Year’s Six Months”). For the three months ended April 30, 2020 (“Current Quarter”) real estate revenue decreased 7.4% to $13,688,000, compared to $14,786,000 for the three months ended April 30, 2019 (“Prior Year’s Quarter”). The decline in revenue for the Current Six Months was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a tenancy-in-common form of ownership (“TIC”) as of February 28, 2020 resulting in a decline in revenue of approximately $1.2 million offset by an increase in revenue of approximately $0.8 million driven by an increase in base rents across most residential properties and an increase in the average annual occupancy rate for the commercial space (office and retail) at the Rotunda property from an average occupancy rate of 81.7% in the Prior Year’s Six Months to 84.3% in the Current Six Months. The decline in revenue for the Current Quarter was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $1.2 million.

Net income attributable to common equity (“net income-common equity”) for the Current Six Months and Current Quarter was $24,958,000 ($3.57 per share basic and $3.56 per share diluted) and $27,220,000 ($3.89 per share basic and $3.88 per share diluted), compared to net income of $1,245,000 ($0.18 per share basic and diluted) and $786,000 ($0.11 per share basic and diluted) for the Prior Year’s comparable periods, respectively.

Adjusted net (loss) income for the Current Six Months and Current Quarter was a net loss of $2,565,000 (($0.37) per share basic and diluted) and $544,000 (($0.08) per share basic and diluted), compared to net income of $429,000 ($0.06 per share basic and diluted) and relatively flat ($0 per share basic and diluted) for the Prior Year’s comparable periods, respectively. Adjusted net (loss) income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on deconsolidation of the Pierre Towers property in Fiscal 2020; a gain related to the sale of the property in Patchogue, New York in Fiscal 2019.

The increase in adjusted net loss for the Current Six Months was primarily driven by an increase in Special Committee expenses for advisory and legal fees incurred of approximately $3.9 million; an increase in expense for the reserve of uncollectible rents of approximately $0.6 million (with a consolidated impact of approximately $0.4 million) primarily resulting from the COVID-19 pandemic impact on certain commercial non-essential tenants due to mandated shutdowns; offset by a decrease in interest expense attributed to the decline in interest rates on variable mortgage loans of approximately $1 million (with a consolidated impact of approximately $0.7 million excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of $0.2 million); and an increase in revenue excluding the impact of the deconsolidation of the Pierre Towers from FREIT’s operating results of approximately $0.8 million. The increase in adjusted net loss for the Current Quarter was primarily driven by an increase in Special Committee expenses for advisory and legal fees incurred of approximately $0.6 million; an increase in expense for the reserve of uncollectible rents of approximately $0.6 million (with a consolidated impact of approximately $0.4 million) primarily resulting from the COVID-19 pandemic impact on certain commercial non-essential tenants due to mandated shutdowns; offset by a decrease in interest expense attributed to the decline in interest rates on variable mortgage loans of approximately $0.6 million (with a consolidated impact of approximately $0.4 million excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of $0.2 million). See Note 16 to FREIT’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property to a TIC. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

Index

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2020 and 2019:

NET INCOME COMPONENTS	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2020	2019	Change	2020	2019	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$7,773	$7,625	$148	$3,420	$3,757	$(337)
Residential properties	9,264	9,542	(278)	4,389	4,808	(419)
Total income from real estate operations	17,037	17,167	(130)	7,809	8,565	(756)

Financing costs:
Fixed rate mortgages	(4,055)	(4,508)	453	(1,844)	(2,202)	358
Floating rate mortgages	(3,098)	(3,765)	667	(1,466)	(1,875)	409
Other - Corporate interest	(210)	(315)	105	(97)	(153)	56
Mortgage cost amortization	(548)	(591)	43	(269)	(297)	28
Total financing costs	(7,911)	(9,179)	1,268	(3,676)	(4,527)	851

Investment income	136	184	(48)	64	113	(49)
Unrealized loss on interest rate cap contract	—	(159)	159	—	(5)	5

General & administrative expenses:
Accounting fees	(326)	(293)	(33)	(161)	(146)	(15)
Legal and professional fees	(35)	(77)	42	(17)	(59)	42
Trustees and consultant fees	(714)	(619)	(95)	(295)	(355)	60
Stock option expense	(24)	(69)	45	(12)	(35)	23
Corporate expenses	(729)	(333)	(396)	(571)	(188)	(383)
Total general & administrative expenses	(1,828)	(1,391)	(437)	(1,056)	(783)	(273)

Special committee expenses	(4,519)	(586)	(3,933)	(1,137)	(586)	(551)
Depreciation	(5,462)	(5,607)	145	(2,530)	(2,783)	253
Loss on investment in tenancy-in-common	(18)	—	(18)	(18)	—	(18)
Adjusted net (loss) income	(2,565)	429	(2,994)	(544)	(6)	(538)

Gain on sale of property	—	836	(836)	—	836	(836)
Gain on deconsolidation of subsidiary	27,680	—	27,680	27,680	—	27,680
Net income	25,115	1,265	23,850	27,136	830	26,306

Net (income) loss attributable to noncontrolling interests in subsidiaries	(157)	(20)	(137)	84	(44)	128

Net income attributable to common equity	$24,958	$1,245	$23,713	$27,220	$786	$26,434

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

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial					Residential						Combined
	Six Months Ended					Six Months Ended						Six Months Ended
	April 30,			Increase (Decrease)		April 30,				Increase (Decrease)		April 30,
	2020	2019		$	%	2020		2019		$	%	2020	2019
	(In Thousands)					(In Thousands)						(In Thousands)
Rental income	$10,187	$10,112		$75	0.7%	$15,149		$16,187		$(1,038)	-6.4%	$25,336	$26,299
Reimbursements	3,346	2,928		418	14.3%	76		67		9	13.4%	3,422	2,995
Other	15	39		(24)	-61.5%	387		194		193	99.5%	402	233
Total revenue	13,548	13,079		469	3.6%	15,612		16,448		(836)	-5.1%	29,160	29,527
Operating expenses	5,896	5,651		245	4.3%	6,348		6,896		(548)	-7.9%	12,244	12,547
Net operating income	$7,652	$7,428		$224	3.0%	$9,264		$9,552		$(288)	-3.0%	16,916	16,980
Gain on sale of property	$—	$836		$(836)	-100.0%	$—		$—		$—	0.0%	—	836

Average Occupancy %	81.0%	81.3%	*		-0.3%	94.0%	**	95.3%	**		-1.3%

				Reconciliation to condensed consolidated net income-common equity:
				Deferred rents - straight lining								121	187
				Investment income								136	184
				Unrealized loss on interest rate cap contract								—	(159)
				General and administrative expenses								(1,828)	(1,391)
				Special committee expenses								(4,519)	(586)
				Gain on deconsolidation of subsidiary								27,680	—
				Loss on investment in tenancy-in-common								(18)	—
				Depreciation								(5,462)	(5,607)
				Financing costs								(7,911)	(9,179)
				Net income								25,115	1,265
				Net income attributable to noncontrolling interests in subsidiaries								(157)	(20)
				Net income attributable to common equity								$24,958	$1,245

	Commercial					Residential						Combined
	Three Months Ended					Three Months Ended						Three Months Ended
	April 30,			Increase (Decrease)		April 30,				Increase (Decrease)		April 30,
	2020	2019		$	%	2020		2019		$	%	2020	2019
	(In Thousands)					(In Thousands)						(In Thousands)
Rental income	$5,063	$5,112		$(49)	-1.0%	$6,973		$8,093		$(1,120)	-13.8%	$12,036	$13,205
Reimbursements	1,469	1,305		164	12.6%	37		32		5	15.6%	1,506	1,337
Other	2	35		(33)	-94.3%	86		89		(3)	-3.4%	88	124
Total revenue	6,534	6,452		82	1.3%	7,096		8,214		(1,118)	-13.6%	13,630	14,666
Operating expenses	3,172	2,820		352	12.5%	2,707		3,401		(694)	-20.4%	5,879	6,221
Net operating income	$3,362	$3,632		$(270)	-7.4%	$4,389		$4,813		$(424)	-8.8%	7,751	8,445
Gain on sale of property	$—	$836		$(836)	-100.0%	$—		$—		$—	0.0%	—	836

Average Occupancy %	80.5%	81.2%	*		-0.7%	93.9%	**	95.5%	**		-1.6%

				Reconciliation to condensed consolidated net income-common equity:
				Deferred rents - straight lining								58	120
				Investment income								64	113
				Unrealized loss on interest rate cap contract								—	(5)
				General and administrative expenses								(1,056)	(783)
				Special committee expenses								(1,137)	(586)
				Gain on deconsolidation of subsidiary								27,680	—
				Loss on investment in tenancy-in-common								(18)	—
				Depreciation								(2,530)	(2,783)
				Financing costs								(3,676)	(4,527)
				Net income								27,136	830
				Net loss (income) attributable to noncontrolling interests in subsidiaries								84	(44)
				Net income attributable to common equity								$27,220	$786

*	Average occupancy rate excludes the Patchogue, New York property as the property was sold in February 2019.
**	Average occupancy rate excludes the Pierre Towers property from all periods presented as the property was deconsolidated and converted to a TIC effective February 28, 2020.

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter increased by 3.6% and 1.3%, respectively, and NOI increased by 3% and decreased by 7.4%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties decreased slightly by 0.3% and 0.7%, respectively, as compared to the Prior Year’s comparable periods. The increase in revenue for the Current Six Months was primarily attributable to an increase in the average annual occupancy rate for the commercial space (office and retail) at the Rotunda property from an average occupancy rate of 81.7% in the Prior Year’s Six Months to 84.3% in the Current Six Months. The increase in NOI for the Current Six Months was primarily attributable to an increase in revenue offset by an increase in bad debt expense of approximately $0.5 million. The slight increase in revenue for the Current Quarter was primarily attributable to an increase in the average annual occupancy rate for the commercial space (office and retail) at the Rotunda property from an average occupancy rate of 82.3% in the Prior Year’s Quarter to 84.4% in the Current Quarter and the decrease in NOI was primarily attributable to an increase in expense for the reserve of uncollectible rents of approximately $0.5 million.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) The Patchogue property was excluded from same property results for all periods presented because this property was sold in February 2019. Same property revenue for the Current Six Months and Current Quarter increased by 3.6% and 1.3%, respectively, and same property NOI increased by 1.5% and decreased by 7.7%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	3	3,366	$40.15	$38.43	4.5%	$—	$0.80

Non-comparable leases	1	1,730	$14.99	N/A	N/A	$—	$0.75

Total leasing activity	4	5,096

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	—	—	$—	$—	—	$—	$—

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	—	—

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

On April 26, 2020, CB Theatre Experience, LLC filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. The CB Theatre Experience, LLC (known as “Cobb Theatre”) at the Rotunda retail property in Baltimore, Maryland has been closed since April 2020 due to the mandated shutdown related to the COVID-19 pandemic. If this tenant does not reopen or the lease is not assumed by another party, FREIT’s operating results will be adversely impacted from loss of rent and additional rent of approximately $1.1 million on an annualized basis.

Index

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment buildings or complexes totaling 1,171 apartment units. On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, NJ through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre property which was formerly owned by S&A. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC was accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC and the deconsolidation of the subsidiary is not the result of a nonreciprocal transfer to owners, the subsidiary was deconsolidated from FREIT as of February 28, 2020. A gain in the amount of approximately $27.7 million was recognized in the accompanying condensed consolidated statements of income for the six and three months ended April 30, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter decreased by 5.1% and 13.6%, respectively, and total NOI decreased by 3% and 8.8%, respectively, as compared to the Prior Year’s comparable periods. The decline in revenue for the Current Six Months was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $1.2 million offset by an increase in base rents across most residential properties. The decline in revenue for the Current Quarter was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results resulting in a decline in revenue of approximately $1.2 million. The decline in NOI for the Current Six Months and the Current Quarter is primarily attributed to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results resulting in a decrease of approximately $0.6 million in NOI as compared to the prior year’s comparable periods. Average occupancy for all residential properties for the Current Six Months and Current Quarter decreased by approximately 1.3% and 1.6%, respectively, over the Prior Year’s comparable periods.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Pierre Towers property was excluded from same property results for all periods presented because this property was deconsolidated and converted to a TIC as of February 28, 2020. Same property revenue for the Current Six Months and Current Quarter increased by 2% and 1.5%, respectively, and same property NOI increased by 1.1% and 2.5%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,932 and $1,849, respectively. For comparability purposes, the average residential rent for the Prior Year’s Quarter has been restated to include the impact of Station Place and Icon and excludes the impact of the Pierre Towers due to the deconsolidation and conversion to a TIC in the Current Quarter. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $271,000 and $252,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. As a result of the COVID-19 global pandemic, only capital improvements deemed essential are being made at this time. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

Index

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$4,055	$4,508	$1,844	$2,202
New	—	—	—	—
Variable rate mortgages:
1st Mortgages
Existing	3,098	3,765	1,466	1,875
New	—	—	—	—
Other	210	315	97	153
Total financing costs, gross	7,363	8,588	3,407	4,230
Amortization of mortgage costs	548	591	269	297
Total financing costs, net	$7,911	$9,179	$3,676	$4,527

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Six Months decreased by approximately $1,268,000 or 13.8%, compared to the Prior Year’s Six Months of which approximately $667,000 of this decline is primarily driven by a decline in interest rates on the variable mortgage loans and approximately $270,000 of this decline is attributed to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020. Total financing costs for the Current Quarter decreased by approximately $851,000 or 18.8%, compared to the Prior Year’s Quarter of which approximately $409,000 of this decline is primarily driven by a decline in interest rates on the variable mortgage loans and approximately $270,000 of this decline is attributed to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for the Current Six Months and Current Quarter was approximately $1,828,000 and $1,056,000, respectively, compared to $1,391,000 and $783,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees and corporate other expenses.

SPECIAL COMMITTEE EXPENSE

Special Committee expense for the Current Six Months and Current Quarter was $4,519,000 and $1,137,000, respectively, compared to $586,000 and $586,000, respectively, for the Prior Year’s comparable periods. These expenses are primarily composed of advisory and legal fees incurred.

DEPRECIATION

Depreciation expense from operations for the Current Six Months and Current Quarter was $5,462,000 and $2,530,000, respectively, compared to $5,607,000 and $2,783,000, respectively, for the Prior Year’s comparable periods. The decline in depreciation expense for the Current Six Months and Current Quarter was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results as of February 28, 2020. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.3 million for the Current Six Months compared to net cash provided by operating activities of $8.2 million for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of April 30, 2020, FREIT had cash, cash equivalents and restricted cash totaling $36.6 million, compared to $42.5 million at October 31, 2019. The decrease in cash in the Current Six Months is primarily attributable to $4 million in net cash used in financing activities, $2.2 million in net cash used in investing activities including capital expenditures offset by $0.3 million in net cash provided by operating activities. The decline in net cash for the Current Six Months was primarily driven by Special Committee expenses paid in the amount of approximately $3.3 million, deferred compensation paid to two retired trustees in the amount of approximately $5 million and the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results reduced net cash by approximately $1.4 million.

Index

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of April 30, 2020 and October 31, 2019, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.8 million and $5.7 million (including interest), respectively, which is included in due to affiliate on the accompanying condensed consolidated balance sheets.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of April 30, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

As at April 30, 2020, FREIT’s aggregate outstanding mortgage debt was $302.9 million, which bears a weighted average interest rate of 4.12% and an average life of approximately 3.6 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2021	2022	2023	2024	2025	2026	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$159.4 (A)	$14.4	$34.5	$9.0	$13.9	$18.2	$10.5	$26.0

(A) Includes loan on the Rotunda property located in Baltimore, Maryland in the amount of approximately $118.5 million refinanced with Aareal Capital Corporation on February 7, 2018.

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2020 and October 31, 2019:

($ in Millions)	April 30, 2020	October 31, 2019

Fair Value	$309.6	$352.9

Carrying Value, Net	$301.1	$349.9

Fair values are estimated based on market interest rates at April 30, 2020 and October 31, 2019 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or take extension options when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2020, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $6.6 million, and a 1% decrease would increase the fair value by $7 million.

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

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended for another six months with a new maturity date of November 1, 2020 under the same terms and conditions of the existing agreement while the lender is working closely with the Company to further modify and extend this loan.

Index

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of April 30, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 3.83%.

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

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($19,135,000 at April 30, 2020) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,421,000 at April 30, 2020) for the Regency swap, a notional amount of approximately $25,800,000 ($23,440,000 at April 30, 2020) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,282,000 at April 30, 2020) for the Station Place swap.

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

FREIT has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at April 30, 2020) and a term of one year with the loan being hedged against having a balance of approximately $118,520,000 and a remaining term of one year.

In accordance with ASU 2017-12, which was adopted by FREIT in the first quarter of Fiscal 2020, FREIT marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s statements of income; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense. In Fiscal 2019, prior to the adoption of ASU 2017-12, the interest rate cap which matured on March 5, 2020 was, for accounting purposes, deemed to be an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s statements of income.

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2020, the swap contracts for Damascus Centre, Regency, Station Place and Wayne PSC were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized losses of approximately $0 for the Rotunda cap, $730,000 for the Damascus Centre swaps, $1,523,000 for the Regency swap, $1,851,000 for the Station Place swap and $1,394,000 for the Wayne PSC swap, all of which have been included as a liability in FREIT’s condensed consolidated balance sheet as at April 30, 2020. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive loss and for the six and three months ended April 30, 2020, FREIT recorded an unrealized loss of approximately $3,372,000 and $2,982,000, respectively, in comprehensive loss.

Index

In Fiscal 2019, FREIT was accounting for its interest rate swaps and cap contract in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. (See Notes 2 and 4 to FREIT’s condensed consolidated financial statements for additional details). For the six and three months ended April 30, 2019, FREIT recorded an unrealized loss of $3,185,000 and $821,000, respectively, in comprehensive income representing the change in fair value of the swaps during such period. For the six and three months ended April 30, 2019, FREIT recorded an unrealized loss in the condensed consolidated statements of income of approximately $159,000 and $5,000, respectively, for Grande Rotunda’s interest rate cap (which matured on March 5, 2020) representing the change in the fair value of this ineffective cash flow hedge during such period. As of October 31, 2019, the fair value of the Grande Rotunda interest rate cap contract was $0.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: The Board of Trustees did not declare a dividend for the second quarter of Fiscal 2020. The Board will continue to evaluate the dividend on a quarterly basis.

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

	For the Six Months Ended April 30,		For the Three Months Ended April 30,
	2020	2019	2020	2019
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$25,115	$1,265	$27,136	$830
Depreciation of consolidated properties	5,462	5,607	2,530	2,783
Amortization of deferred leasing costs	238	260	125	133
Distributions to minority interests	(583)	(686)	—	(392)
Adjustment to loss in investment in tenancy-in-common for depreciation	233	—	233	—
Gain on sale of property	—	(836)	—	(836)
Gain on deconsolidation of subsidiary	(27,680)	—	(27,680)	—
FFO	$2,785	$5,610	$2,344	$2,518

Per Share - Basic	$0.40	$0.81	$0.34	$0.36
Per Share - Diluted	$0.40	$0.81	$0.34	$0.36

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$2,785	$5,610	$2,344	$2,518
Deferred rents (Straight lining)	(121)	(187)	(58)	(120)
Capital Improvements - Apartments	(226)	(285)	(130)	(161)
AFFO	$2,438	$5,138	$2,156	$2,237

Per Share - Basic	$0.35	$0.74	$0.31	$0.32
Per Share - Diluted	$0.35	$0.74	$0.31	$0.32

Weighted Average Shares Outstanding:
Basic	6,984	6,923	6,989	6,932
Diluted	7,003	6,923	7,026	6,932

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2020. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Index

Part II: Other Information

Item 1: Legal Proceedings

On January 14, 2020, FREIT and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), which as subsequently amended, provided for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

Upon the execution of the Purchase and Sale Agreement, the Purchaser delivered into escrow a deposit in the amount of $15 million (the “Deposit”), in the form of an unconditional, irrevocable letter of credit in such amount (the “Letter of Credit”). The Purchase and Sale Agreement provides that the Sellers’ exclusive remedy, in the event of a “Purchaser Default” and the termination of the Purchase and Sale Agreement, is the forfeiture of the Deposit to the Sellers as liquidated damages. Accordingly, contemporaneously with the Sellers’ delivery of the termination notice to the Purchaser, the Sellers delivered written notice to the escrow agent requesting that the escrow agent release the Letter of Credit from escrow and deliver same to the Sellers.

On May 6, 2020, the Purchaser filed a complaint (the “Complaint”) against the Sellers in the Superior Court of New Jersey, in which, among other things, the Purchaser alleges breach of contract and breach of the covenant of good faith and fair dealing against the Sellers in connection with the Sellers’ termination of the Purchase and Sale Agreement. The Purchaser seeks (a) a judgment of specific performance compelling the Sellers to convey the properties under the Purchase and Sale Agreement to the Purchaser; (b) declaratory judgment from the court that (i) the Purchase and Sale Agreement is not terminated, (ii) the Purchaser is not in default under the Purchase and Sale Agreement, and (iii) the Sellers are in default under the Purchase and Sale Agreement, subject to a right to cure; (c) an order for injunctive relief compelling the Sellers to perform the Purchase and Sale Agreement; (d) in the event that the court does not order specific performance, a judgment directing that the Purchaser’s $15 million deposit under the Purchase and Sale Agreement be returned to the Purchaser, and compensatory, consequential and incidental damages in an amount to be determined at trial; and (e) attorneys’ fees and costs.

The Purchaser has filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement. The lis pendens provides notice to the public of the Complaint. The filing of the lis pendens will adversely affect the sale or financing of those properties.

The Sellers believe that the allegations set forth in the Complaint are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. (See Note 6 to FREIT’s condensed consolidation financial statements for further details.)

Item 1A: Risk Factors

Except as set forth below, there were no material changes to the Risk Factors disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2019, filed with the Securities and Exchange Commission on January 21, 2020. These risk factors may not identify or describe every risk currently applicable to us. Additional risks or uncertainties not currently known to us or that we currently deem immaterial may materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic is adversely affecting us. Our business, financial condition, results of operations and cash flows have been and are expected to continue to be negatively impacted by the COVID-19 pandemic and the impact could be material to us.

Our business is subject to risks related to the effects of public health crises, epidemics and pandemics, including the COVID-19 pandemic. Such events could inhibit global, national and local economic activity; constrain our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings or refinancings; adversely affect our residential tenants’ financial condition due to a sustained loss of income, which could affect their ability to pay rent; adversely affect our commercial tenants’ financial condition by limiting foot traffic and staffing at their businesses, which could affect their ability to pay rent and willingness to make new leasing commitments; reduce our cash flow, which could impact our ability to pay dividends or to service our debt; temporarily or permanently reduce the demand for retail or office space; reduce the value of our real estate assets, which may result in material non-cash impairment charges in future periods; and have other direct and indirect effects that are difficult to predict. Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence. In particular, we cannot predict the duration of stay-at-home and other government orders instituted in response to the COVID-19 pandemic, which vary by jurisdiction, or the short and long term economic effects caused by the pandemic, each of which could have a material adverse effect on our business.

Index

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2020, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 9, 2020
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)