Form 10-Q
period 2020-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2020-09-09
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2020
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

Yes ☐  No ☒

As of September 9, 2020, the number of shares of beneficial interest outstanding was 6,856,651.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2020	October 31, 2019
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$287,536	$330,108
Construction in progress	545	395
Cash and cash equivalents	31,034	38,075
Investment in tenancy-in-common	20,662	-
Tenants' security accounts	1,590	2,278
Receivables arising from straight-lining of rents	4,161	4,374
Accounts receivable, net of allowance for doubtful accounts of $1,151 and $379 as of July 31, 2020 and October 31, 2019, respectively	2,130	1,741
Secured loans receivable	5,169	5,053
Prepaid expenses and other assets	6,052	5,951
Deferred charges, net	2,225	2,643
Total Assets	$361,104	$390,618

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$302,290	$352,790
Less unamortized debt issuance costs	1,598	2,886
Mortgages payable, net	300,692	349,904

Due to affiliate	5,876	5,705
Deferred trustee compensation payable	2,633	7,610
Accounts payable and accrued expenses	2,475	3,097
Dividends payable	-	1,357
Tenants' security deposits	2,229	3,381
Deferred revenue	728	1,390
Interest rate cap and swap contracts	5,770	2,126
Total Liabilities	320,403	374,570

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value: 8,000,000 shares authorized; 6,993,152 shares issued plus 146,313 and 192,122 vested share units granted to Trustees at July 31, 2020 and October 31, 2019, respectively	27,869	28,847
Treasury stock, at cost: 136,501 and 206,408 shares at July 31, 2020 and October 31, 2019, respectively	(2,863)	(4,330)
Undistributed earnings (dividends in excess of net income)	18,015	(6,762)
Accumulated other comprehensive loss	(4,615)	(2,040)
Total Common Equity	38,406	15,715
Noncontrolling interests in subsidiaries	2,295	333
Total Equity	40,701	16,048
Total Liabilities and Equity	$361,104	$390,618

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
	(In Thousands of Dollars, Except Per Share Amounts)		(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$36,158	$39,895	$10,701	$13,409
Reimbursements	4,804	4,696	1,382	1,701
Sundry income	468	378	66	145
Total revenue	41,430	44,969	12,149	15,255

Expenses:
Property operating expenses	12,620	12,167	4,293	4,315
Special committee advisory, legal and other expenses	4,606	1,018	87	432
Management fees	1,719	1,940	496	655
Real estate taxes	6,529	7,178	2,007	2,377
Depreciation	7,887	8,413	2,425	2,806
Total expenses	33,361	30,716	9,308	10,585

Operating income	8,069	14,253	2,841	4,670

Investment income	174	276	38	92
Unrealized loss on interest rate cap contract	-	(160)	-	(1)
Gain on sale of property	-	836	-	-
Gain on deconsolidation of subsidiary	27,680	-	-	-
Loss on investment in tenancy-in-common	(96)	-	(78)	-
Interest expense including amortization of deferred financing costs	(11,032)	(13,675)	(3,121)	(4,496)
Net income (loss)	24,795	1,530	(320)	265

Net (income) loss attributable to noncontrolling interests in subsidiaries	(18)	(86)	139	(66)

Net income (loss) attributable to common equity	$24,777	$1,444	$(181)	$199

Earnings (Loss) per share:
Basic	$3.55	$0.21	$(0.02)	$0.03
Diluted	$3.54	$0.21	$(0.02)	$0.03

Weighted average shares outstanding:
Basic	6,989	6,932	6,998	6,950
Diluted	6,992	6,932	6,998	6,951

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NINE AND THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income (loss)	$24,795	$1,530	$(320)	$265

Other comprehensive income (loss):
Unrealized loss on interest rate swap contracts before reclassifications	(4,082)	(4,927)	(576)	(1,931)
Amount reclassified from accumulated other comprehensive loss to interest expense	438	(283)	304	(94)
Net unrealized loss on interest rate swap contracts	(3,644)	(5,210)	(272)	(2,025)
Comprehensive income (loss)	21,151	(3,680)	(592)	(1,760)

Net (income) loss attributable to noncontrolling interests	(18)	(86)	139	(66)
Other comprehensive loss:
Unrealized loss on interest rate swap contracts attributable to noncontrolling interests	1,069	1,498	100	584
Comprehensive loss attributable to noncontrolling interests	1,051	1,412	239	518

Comprehensive income (loss) attributable to common equity	$22,202	$(2,268)	$(353)	$(1,242)

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2020

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Undistributed Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2019	$28,847	$(4,330)	$(6,762)	$(2,040)	$15,715	$333	$16,048

Stock based compensation expense	12				12		12

Vested share units granted to Trustees and consultant	211				211		211

Vested share units issued to consultant and retired Trustee*	(1,401)	1,401			-		-

Distributions to noncontrolling interests					-	(583)	(583)

Net (loss) income			(2,262)		(2,262)	241	(2,021)

Net unrealized loss on interest rate swaps				(261)	(261)	(129)	(390)

Balance at January 31, 2020	27,669	(2,929)	(9,024)	(2,301)	13,415	(138)	13,277

Stock based compensation expense	12				12		12

Vested share units granted to Trustees	166				166		166

Vested share units issued to retired Trustee	(66)	66			-		-

Deconsolidation of subsidiary					-	3,596	3,596

Net income (loss)			27,220		27,220	(84)	27,136

Net unrealized loss on interest rate swaps				(2,142)	(2,142)	(840)	(2,982)

Balance at April 30, 2020	27,781	(2,863)	18,196	(4,443)	38,671	2,534	41,205

Stock based compensation expense	11				11		11

Vested share units granted to Trustees	77				77		77

Net loss			(181)		(181)	(139)	(320)

Net unrealized loss on interest rate swaps				(172)	(172)	(100)	(272)

Balance at July 31, 2020	$27,869	$(2,863)	$18,015	$(4,615)	$38,406	$2,295	$40,701

* Represents the issuance of treasury shares to consultant and retired Trustee for share units earned.

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2019

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Undistributed Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2018	$28,288	$(4,941)	$(4,376)	$2,517	$21,488	$2,856	$24,344

Stock based compensation expense	34				34		34

Vested share units granted to Trustees and consultant	254				254		254

Vested share units issued to consultant*	(20)	20			-		-

Distributions to noncontrolling interests					-	(294)	(294)

Net income (loss)			459		459	(24)	435

Dividends declared, including $26 payable in share units ($0.15 per share)			(1,040)		(1,040)		(1,040)

Net unrealized loss on interest rate swaps				(1,698)	(1,698)	(666)	(2,364)

Balance at January 31, 2019	28,556	(4,921)	(4,957)	819	19,497	1,872	21,369

Stock based compensation expense	35				35		35

Vested share units granted to Trustees and consultant	294				294		294

Vested share units issued to consultant and retired Trustees*	(554)	554			-		-

Distributions to noncontrolling interests					-	(392)	(392)

Net income			786		786	44	830

Dividends declared, including $20 payable in share units ($0.125 per share)			(867)		(867)		(867)

Net unrealized loss on interest rate swaps				(573)	(573)	(248)	(821)

Balance at April 30, 2019	28,331	(4,367)	(5,038)	246	19,172	1,276	20,448

Stock based compensation expense	35				35		35

Vested share units granted to Trustees and consultant	243				243		243

Vested share units issued to consultant*	(19)	19			-		-

Net income			199		199	66	265

Dividends declared, including $22 payable in share units ($0.125 per share)			(871)		(871)		(871)

Net unrealized loss on interest rate swaps				(1,441)	(1,441)	(584)	(2,025)

Balance at July 31, 2019	$28,590	$(4,348)	$(5,710)	$(1,195)	$17,337	$758	$18,095

* Represents the issuance of treasury shares to consultant and retired Trustees for share units earned.

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	Nine Months Ended
	July 31,
	2020	2019
	(In Thousands of Dollars)
Operating activities:
Net income	$24,795	$1,530
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7,887	8,413
Amortization	1,400	1,264
Unrealized loss on interest rate cap contract	-	160
Stock based compensation expense	35	104
Trustee fees, consultant fee and related interest paid in stock units	454	723
Gain on sale of property	-	(836)
Gain on deconsolidation of subsidiary	(27,680)	-
Loss on investment in tenancy-in-common	96	-
Deferred rents - straight line rent	213	(313)
Bad debt expense	921	146
Changes in operating assets and liabilities:
Tenants' security accounts	(105)	125
Accounts receivable, prepaid expenses and other assets	(2,976)	(476)
Accounts payable, accrued expenses and deferred trustee compensation payable	(5,198)	601
Deferred revenue	(615)	(448)
Due to affiliate - accrued interest	171	217
Deferred interest on mortgages	416	-
Net cash (used in) provided by operating activities	(186)	11,210
Investing activities:
Capital improvements - existing properties	(1,738)	(2,276)
Deconsolidation of subsidiary cash and cash equivalents	(1,383)	—
Proceeds from sale of commercial property	-	7,060
Net cash (used in) provided by investing activities	(3,121)	4,784
Financing activities:
Repayment of mortgages	(2,916)	(8,478)
Deferred financing costs	-	(109)
Dividends paid	(1,357)	(2,200)
Distributions to noncontrolling interests	(583)	(686)
Net cash used in financing activities	(4,856)	(11,473)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,163)	4,521
Cash, cash equivalents and restricted cash, beginning of period	42,488	26,394
Cash, cash equivalents and restricted cash, end of period	$34,325	$30,915

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$9,570	$12,350

Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$462	$-

Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$121	$213

Financing activities:
Dividends declared but not paid	$-	$848
Dividends paid in share units	$-	$68
Vested share units issued to consultant and retired trustee	$1,467	$593

Deconsolidation of subsidiary:
Real estate, at cost, net of accumulated depreciation	$(36,225)	$-
Accounts receivable, net of allowance for doubtful accounts	(55)	-
Prepaid expenses and other assets	(315)	-
Mortgage payable	48,000	-
Unamortized debt issuance costs	(489)	-
Accounts payable and accrued expenses	353	-
Tenants' security deposits	585	-
Deferred revenue	47	-
Deconsolidation of subsidiary cash and cash equivalents	(1,383)	-
Net carrying value of assets and liabilities deconsolidated	$(10,518)	$-

Recognition of retained investment in tenancy-in-common at fair value	$20,758	$-
Derecognition of noncontrolling interest in subsidiary	$(3,596)	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:

Cash and cash equivalents	$31,034	$26,068
Tenants' security accounts	1,590	2,258
Mortgage escrows (included in prepaid expenses and other assets)	1,701	2,589
Total cash, cash equivalents and restricted cash	$34,325	$30,915

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of presentation:

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2019 of First Real Estate Investment Trust of New Jersey (“FREIT”, “us”, “we”, “our” or the “Company”).

Certain prior period statement of operations and cash flow line items have been reclassified to conform to the current year presentation.

Note 2 – Recently issued accounting standards:

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

The adoption of ASU 2017-12 had no impact on the accounting for FREIT’s interest rate swap contracts, which were previously deemed effective cash flow hedges, on the following entities: Damascus Centre, LLC (“Damascus Centre”), Wayne PSC, LLC (“Wayne PSC”), FREIT Regency, LLC (“Regency”) and Station Place on Monmouth, LLC (“Station Place”). Accordingly, these interest rate swap contracts will continue to be accounted for by marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. The adoption of this accounting guidance has an impact on the accounting for Grande Rotunda, LLC’s (“Grande Rotunda”) interest rate cap, which was previously deemed an ineffective cash flow hedge and for which previous to the adoption of this guidance, the change in the fair value was reported in the statements of operations. Based on this new guidance, FREIT will record the change in the fair value of Grande Rotunda’s interest rate cap in other comprehensive income on a prospective basis. FREIT did not record an adjustment in Fiscal 2020 to the opening balance of retained earnings as the value of Grande Rotunda’s interest rate cap was $0 as of October 31, 2019. (See Note 4 to FREIT’s condensed consolidated financial statements for additional details).

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

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. This election is only available when total cash flows resulting from the modified lease are substantially similar to or less than the cash flows in the original lease. FREIT has made this election and accounts for rent deferrals by increasing its rent receivables as receivables accrue and continuing to recognize income during the deferral period. Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements or footnote disclosures.

Note 3 – Earnings (Loss) per share:

Basic earnings (loss) per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14 to FREIT’s condensed consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby reducing the number of shares to be added in computing diluted earnings per share. For the nine months ended July 31, 2020, the outstanding stock options increased the average dilutive shares outstanding by 3,302 shares with a $0.01 impact on earnings per share. For the three months ended July 31, 2020 and the nine months ended July 31, 2019, the outstanding stock options were anti-dilutive with no impact on (loss) earnings per share. For the three months ended July 31, 2019, the outstanding stock options increased the average dilutive shares outstanding by 1,203 shares with no impact on earnings per share. There were approximately 268,000 anti-dilutive shares for the nine months ended July 31, 2020 and the three months ended July 31, 2019. The number of anti-dilutive shares which have been excluded from the computation of diluted earnings per share was approximately 311,000 for the three months ended July 31, 2020 and the nine months ended July 31, 2019. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan.

Note 4 – Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda, a consolidated subsidiary, refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year options to extend the maturity of this loan. At July 31, 2020, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. At July 31, 2020, the derivative financial instrument had a notional amount of $121.9 million and a maturity date of March 5, 2021.

On December 7, 2017, Station Place (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At July 31, 2020, the total amount outstanding on this loan was approximately $12.2 million. In order to minimize interest rate volatility during the term of this loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At July 31, 2020, the derivative financial instrument had a notional amount of $12.2 million and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At July 31, 2020, the total amount outstanding on this loan was approximately $23.2 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At July 31, 2020, the derivative financial instrument had a notional amount of approximately $23.3 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of July 31, 2020 was approximately $19 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At July 31, 2020, the derivative financial instrument had a notional amount of approximately $19 million and a maturity date of January 2023.

On December 29, 2014, Regency closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At July 31, 2020, the total amount outstanding on this loan was approximately $15.3 million. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At July 31, 2020, the derivative financial instrument had a notional amount of approximately $15.3 million and a maturity date of December 2024.

In accordance with ASU 2017-12, which was adopted by FREIT in the first quarter of Fiscal 2020, FREIT is accounting for the Damascus Centre, Regency, Wayne PSC and Station Place interest rate swaps and the Grande Rotunda interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the nine and three months ended July 31, 2020, FREIT recorded an unrealized loss of approximately $3,644,000 and $272,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these cash flow hedges during such period. As of July 31, 2020, there was a liability of approximately $709,000 for the Damascus Centre swaps, $1,571,000 for the Wayne PSC swap, $1,552,000 for the Regency swap, $1,938,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

In Fiscal 2019, FREIT was accounting for its interest rate swaps and cap contract in accordance with ASC 815. For the nine and three months ended July 31, 2019, FREIT recorded an unrealized loss of approximately $5,210,000 and $2,025,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these cash flow hedges during such period. For the nine and three months ended July 31, 2019, FREIT recorded an unrealized loss in the condensed consolidated statements of operations of approximately $160,000 and $1,000, respectively, for the Grande Rotunda interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period. As of October 31, 2019, FREIT recorded a liability of approximately $179,000 for the Damascus Centre swaps, $53,000 for the Wayne PSC swap, $860,000 for the Regency swap, $1,034,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

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

The Purchaser has filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement. The lis pendens provides notice to the public of the Complaint. The filing of the lis pendens will adversely affect the future sale or financing of those properties.

On June 17, 2020, the Sellers filed their answer, separate defenses, and counterclaims (the “Answer”) in response to the Complaint, in which, among other things, the Sellers (a) deny the Purchaser’s claim that the Sellers’ termination of the Purchase and Sale Agreement was wrongful, and assert that there was no contractual basis in the Purchase and Sale Agreement to relieve the Purchaser from its obligation to perform thereunder, or to defer or postpone the Purchaser’s obligation to perform, (b) assert certain defenses to the allegations set forth in the Complaint without admitting any liability, and (c) request relief from the Court in the form of (i) judgment in the Sellers’ favor dismissing all of the Purchaser’s claims against them with prejudice and denying all of the Purchaser’s requests for relief, (ii) reasonable attorneys’ fees and costs, and (iii) such other and further relief as the Court deems just.

In addition, the Answer asserts counterclaims by the Sellers against the Purchaser for breach of contract due to the Purchaser’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers seek a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to the Purchaser’s default and an order from the Court that the Purchaser authorize the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers.

In connection with these counterclaims, the Answer seeks the following relief from the Court: (a) liquidated damages in the amount of $15 million, as provided in the Purchase and Sale Agreement; (b) in the alternative to the liquidated damages provided for in the Purchase and Sale Agreement, money damages in an amount to be determined at trial; (c) interest, attorneys’ fees and costs associated with the defense of the Purchaser’s claims and the prosecution of the Sellers’ counterclaims against the Purchaser, as provided for in the Purchase and Sale Agreement; (d) judgment declaring that the Sellers properly terminated the Purchase and Sale Agreement due to the Purchaser’s default thereunder; (e) judgment declaring that the Purchaser must authorize the escrow agent to release the $15 million deposit to the Sellers; and (f) such other relief as the Court deems just and equitable.

The Sellers believe that the allegations set forth in the Complaint are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. As of the quarter ended July 31, 2020, the $15 million deposit has not been included in income in the accompanying condensed consolidated statements of operations.

During the nine months ended July 31, 2020 and 2019, the Special Committee of the Board incurred on behalf of the Company approximately $4,606,000 and $1,018,000, respectively, of advisory, legal and other expenses related to its activities. During the three months ended July 31, 2020 and 2019, the Special Committee of the Board incurred on behalf of the Company approximately $87,000 and $432,000, respectively, of advisory, legal and other expenses related to its activities. Legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $601,000 for the nine and three months ended July 31, 2020.

Note 7 – Termination of Plan of Liquidation:

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

Note 8 – Management agreement, fees and transactions with related party:

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

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement, FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement. The First Amendment would become effective if, and only if, the Plan of Liquidation became effective. Since the Plan of Liquidation will not become effective due to the termination of the Purchase and Sale Agreement, the First Amendment will not become effective. (See Notes 6 and 7 to FREIT’s condensed consolidated financial statements for further details)

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Management fees, charged to operations, were approximately $1,682,000 and $1,898,000 for the nine months ended July 31, 2020 and 2019, respectively, and $484,000 and $643,000 for the three months ended July 31, 2020 and 2019, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $835,000 and $447,000 for the nine months ended July 31, 2020 and 2019, respectively, and $131,000 and $136,000 for the three months ended July 31, 2020 and 2019, respectively. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $152,000 and $129,000 for the nine months ended July 31, 2020 and 2019, respectively, and $96,000 and $80,000 for the three months ended July 31, 2020 and 2019, respectively.

From time to time, FREIT engages Hekemian to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements may be negotiated between Hekemian and FREIT with respect to such additional services. There were no such fees incurred for the nine and three months ended July 31, 2020. Such fees incurred for the nine and three months ended July 31, 2019 were approximately $131,250 and $0, respectively. Fees incurred during Fiscal 2019 related to commissions to Hekemian for the sale of the Patchogue property.

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

Trustee fee expense (including interest) incurred by FREIT for the nine months ended July 31, 2020 and 2019 was approximately $21,000 and $164,000, respectively, for Robert S. Hekemian, $322,000 and $286,000, respectively, for Robert S. Hekemian, Jr., $20,000 and $14,000, respectively, for Allan Tubin and $40,000 and $41,000, respectively, for David Hekemian. Trustee fee expense (including interest) incurred by FREIT for the three months ended July 31, 2020 and 2019 was approximately $0 and $51,000, respectively, for Robert S. Hekemian, $86,000 and $93,000, respectively, for Robert S. Hekemian, Jr., $5,000 and $8,000, respectively, for Allan Tubin and $9,000 and $14,000, respectively, for David Hekemian (See Note 14 to FREIT’s condensed consolidated financial statements).

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Trustee on April 5, 2018, FREIT entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to the Trust and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For the nine months ended July 31, 2020 and 2019, consulting fee expense for Robert S. Hekemian was approximately $8,000 and $45,000, respectively. For the three months ended July 31, 2020 and 2019, consulting fee expense for Robert S. Hekemian was approximately $0 and $15,000, respectively.

The equity owners of Rotunda 100, LLC, which owns a 40% minority equity interest in Grande Rotunda, LLC, are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100, LLC. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and are full recourse loans. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue (Grande Rotunda, LLC – 6/19/2015), or, (b) at the election of FREIT, ninety (90) days after the borrower terminates employment with Hekemian, at which time all outstanding unpaid principal and interest is due. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of a refinancing or sale of Grande Rotunda, LLC or the Rotunda property.

The aggregate outstanding principal balance of the Rotunda 100 notes was $4,000,000 at both July 31, 2020, and October 31, 2019. The accrued but unpaid interest related to these notes as of July 31, 2020 and October 31, 2019 amounted to approximately $1,169,000 and $1,053,000, respectively, and is included in secured loans receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2020 and October 31, 2019, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.9 million and $5.7 million (including interest), respectively, which is included in due to affiliate on the accompanying condensed consolidated balance sheets.

Note 9 – Mortgage financings and line of credit:

The loan on the Westwood Hills property located in Westwood, New Jersey in the amount of approximately $19.2 million as of July 31, 2020 will mature on November 1, 2020. The Company is working with various lenders to refinance this loan.

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

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended for another six months with a new maturity date of November 1, 2020 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year options to extend the maturity of this loan. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of July 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 3.01%.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of July 31, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

The lis pendens filed in connection with the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT’s ability to refinance certain of its residential properties.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, we were granted debt payment relief from certain of our lenders on the retail properties in the form of deferral of principal and/or interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $722,000 being due at maturity of the loans.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2020 and October 31, 2019:

($ in Millions)	July 31, 2020	October 31, 2019

Fair Value	$309.2	$352.9

Carrying Value, Net	$300.7	$349.9

Fair values are estimated based on market interest rates at July 31, 2020 and October 31, 2019 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 – Segment information:

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the nine and three month periods ended July 31, 2020 and 2019. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$19,638	$19,865	$6,090	$6,786
Residential	22,005	24,791	6,393	8,343
Total real estate rental revenue	41,643	44,656	12,483	15,129

Real estate operating expenses:
Commercial	8,810	8,664	2,914	3,013
Residential	8,997	10,512	2,649	3,616
Total real estate operating expenses	17,807	19,176	5,563	6,629

Net operating income:
Commercial	10,828	11,201	3,176	3,773
Residential	13,008	14,279	3,744	4,727
Total net operating income	$23,836	$25,480	$6,920	$8,500

Recurring capital improvements - residential	$(353)	$(489)	$(127)	$(204)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$23,836	$25,480	$6,920	$8,500
Deferred rents - straight lining	(213)	313	(334)	126
Investment income	174	276	38	92
Unrealized loss on interest rate cap contract	-	(160)	-	(1)
General and administrative expenses	(3,061)	(2,109)	(1,233)	(718)
Special committee advisory, legal and other expenses	(4,606)	(1,018)	(87)	(432)
Gain on sale of property	-	836	-	-
Gain on deconsolidation of subsidiary	27,680	-	-	-
Loss on investment in tenancy-in-common	(96)	-	(78)	-
Depreciation	(7,887)	(8,413)	(2,425)	(2,806)
Financing costs	(11,032)	(13,675)	(3,121)	(4,496)
Net income (loss)	24,795	1,530	(320)	265
Net (income) loss attributable to noncontrolling interests in subsidiaries	(18)	(86)	139	(66)
Net income (loss) attributable to common equity	$24,777	$1,444	$(181)	$199

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

As of July 31, 2020, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2018 remain open to examination by the major taxing jurisdictions.

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

As of July 31, 2020, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the nine-month period ended July 31, 2020:

	No. of Options	Weighted Average
	Outstanding	Exercise Price
Options outstanding beginning of period	310,740	$18.35
Options granted during period	-	-
Options forfeited/cancelled during period	-	-
Options outstanding end of period	310,740	$18.35
Options vested and expected to vest	308,310
Options exercisable at end of period	268,740

For the nine-month periods ended July 31, 2020 and 2019, compensation expense related to stock options granted amounted to approximately $35,000 and $104,000, respectively. For the three-month periods ended July 31, 2020 and 2019, compensation expense related to stock options granted amounted to approximately $11,000 and $35,000, respectively. At July 31, 2020, there was approximately $83,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

There was no aggregate intrinsic value of options vested and expected to vest and options exercisable at July 31, 2020 as the exercise price of the options was greater than the market price.

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

All fees payable to Trustees for the nine and three-month periods ended July 31, 2020 and 2019 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the nine-month periods ended July 31, 2020 and 2019, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $444,400 and $745,500, respectively, which have been paid through the issuance of 23,302 and 46,070 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the nine-month periods ended July 31, 2020 and 2019, FREIT has charged as expense approximately $444,400 and $677,300, respectively, representing deferred Trustee fees and interest, and the balance of approximately $0 and $68,200, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. In connection with the termination of Robert S. Hekemian’s service to the Trust under the Consulting Agreement between Mr. Hekemian and the Trust in December 2019, Mr. Hekemian’s accrued plan benefits under the Deferred Fee Plan became payable to him and were paid in a single lump sum in the amount of approximately $4.8 million. As of July 31, 2020 and October 31, 2019, approximately $1,542,000 and $4,422,000, respectively, of fees has been deferred together with accrued interest of approximately $1,091,000 and $3,188,000, respectively.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, for the years ending October 31, as of July 31, 2020, is as follows:

Year Ending October 31,	Amount
2020*	$19,443
2021	18,137
2022	14,993
2023	12,384
2024	10,179
Thereafter	34,883
Total	$110,019
*Amount represents full fiscal year

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the nine and three-month periods ended July 31, 2020 and 2019 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, NJ through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC was accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC and the deconsolidation of the subsidiary is not the result of a nonreciprocal transfer to owners, the subsidiary was deconsolidated from FREIT as of February 28, 2020. A gain in the amount of approximately $27.7 million was recognized in the accompanying condensed consolidated statements of operations for the nine months ended July 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities.

As of July 31, 2020, FREIT’s investment in TIC was approximately $20.7 million with a loss on investment of approximately $96,000 and $78,000, respectively, recognized in the accompanying condensed consolidated statements of operations for the nine and three months ended July 31, 2020.

Hekemian currently manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian dated as of February 28, 2020, which expires on February 28, 2021, and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $150,000 for the period from February 28, 2020 through July 31, 2020 and $88,000 for the three months ended July 31, 2020. The Pierre Towers property also uses the resources of the Hekemian insurance department to secure various insurance coverages for its property. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $22,000 for the period from February 28, 2020 through July 31, 2020 and for the three months ended July 31, 2020.

The following table summarizes the balance sheet of the Pierre Towers property as of July 31, 2020 accounted for by the equity method:

July 31,
2020
(In Thousands of Dollars)

Real estate, net	$80,558
Cash and cash equivalents	1,557
Tenants' security accounts	569
Receivables and other assets	483
Total assets	$83,167

Mortgages payable, net of unamortized debt issuance costs	$50,022
Accounts payable and accrued expenses	725
Tenants' security deposits	562
Deferred revenue	71
Equity	31,787
Total liabilities & equity	$83,167

FREIT's investment in TIC (65% interest)	$20,662

The following table summarizes the statements of operations of the Pierre Towers property for the period from February 28, 2020 through July 31, 2020 and for the three months ended July 31, 2020, accounted for by the equity method:

	For the period from
	February 28, 2020	Three months ended
	through July 31, 2020	July 31, 2020
	(In Thousands of Dollars)	(In Thousands of Dollars)

Revenues	$3,106	$1,864
Operating expenses	1,689	1,046
Net operating income	1,417	818

Depreciation	895	537
Interest expense including amortization of deferred financing costs	669	401
Net loss	$(147)	$(120)

FREIT's loss on investment in TIC (65% interest)	$(96)	$(78)

Note 17 – COVID-19 Pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. While some of these orders have been fully or partially lifted, many of our commercial tenants have not been able to open or resume operations at full capacity due to continued restrictions imposed upon them. As the impact of the pandemic has been evolving, it continues to cause uncertainty and volatility in the financial markets. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to continue until such time as shutdown orders are fully lifted, and all business operations and commercial activity can fully resume. The lifting of shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been and continue to be adversely affected by the mandated shutdowns or imposed restrictions. The overall average cash realization for the commercial properties, based on monthly billings as compared to monthly cash collections from April through July 2020, was approximately 68%. As such, FREIT incurred an increase in expense for the reserve of uncollectible rents of approximately $0.6 million (with a consolidated impact of approximately $0.4 million) and approximately $0.1 million (with a consolidated impact of approximately $0.1 million), respectively, for the nine and three months ended July 31, 2020. Additionally, as of July 31, 2020, FREIT has applied approximately $462,000 of security deposits from its commercial tenants to outstanding receivables due. FREIT has offered some commercial tenants deferrals of rent over a specified time period as well as rent abatements for a certain period of time, both of which were immaterial to FREIT for the nine and three months ended July 31, 2020. FREIT does not expect these deferrals or rent abatements to have a material impact on future operating results. FREIT currently remains in active discussions and negotiations with these impacted retail tenants. Additionally, Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. As a result of the rejection of this lease, uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million were reversed against revenue, and unamortized leasing commissions in the amount of approximately $0.2 million were written off and fully expensed in the third quarter of Fiscal 2020 resulting in a net impact of approximately $0.9 million (with a consolidated impact of approximately $0.5 million) to net income (loss) for the nine and three months ended July 31, 2020. The Company is currently exploring all possible options for the re-leasing of this space, which includes renting to another movie theatre.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, we were granted debt payment relief from certain of our lenders on the retail properties in the form of deferral of principal and/or interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $722,000 being due at maturity of the loans.

Through the end of the fiscal quarter ended July 31, 2020, we have experienced a positive cash flow from operations, excluding corporate expenses such as Special Committee advisory, legal and other expenses paid of approximately $5.1 million and deferred compensation in the amount of $5 million paid to two retired trustees. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of July 31, 2020 of approximately $31 million coupled with a $13 million available line of credit (available through October 27, 2020, see Note 9) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q. Additionally, in an effort to further preserve cash flow, effective May 1, 2020, our Board of Trustees reduced all fees, salaries and retainers payable to our executive officers and members of the Board of Trustees by up to 30% through the end of Fiscal 2020.

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

COVID-19 Pandemic: The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. While some of these orders have been fully or partially lifted, many of our commercial tenants have not been able to open or resume operations at full capacity due to continued restrictions imposed upon them. As the impact of the pandemic has been evolving, it continues to cause uncertainty and volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which is the highest recorded rate since the Great Depression. Since April 2020, the U.S unemployment rate has declined to 10.2% as of July 2020, as many businesses continue to reopen and rehire employees following many of the COVID-19 mandated shutdown orders. However, the jobless rate is still more than double the rate in February 2020 of 3.5%, which was prior to the spread of the pandemic to the U.S. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to continue until such time as government shutdown orders are fully lifted, and business operations and commercial activity can fully resume. The lifting of all government shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. With the exception of the Icon at the Rotunda property, the annual average occupancy rates were approximately 93% or higher for both the nine and three months ended July 31, 2020. The tenants at these properties, for the most part, continue to pay their rent. The occupancy rate at the Icon has declined to an average occupancy rate of 92.1% and 88.9%, respectively, for the nine and three months ended July 31, 2020 as compared to 94.8% and 94.5%, respectively, for the prior year’s comparable periods. This decline in occupancy rate is primarily attributed to tenants attending the Johns Hopkins University, which is in close proximity to the Icon and represents approximately 30% of our tenants at this property. In response to the COVID-19 pandemic, Johns Hopkins University will only be offering online classes for the fall semester which has resulted and may continue to result in a loss of these tenants at our property.

At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been and continue to be adversely affected by the mandated shutdowns or imposed restrictions. The overall average cash realization for the commercial properties, based on monthly billings as compared to monthly cash collections from April through July 2020, was approximately 68%. As such, FREIT incurred an increase in expense for the reserve of uncollectible rents of approximately $0.6 million (with a consolidated impact of approximately $0.4 million) and approximately $0.1 million (with a consolidated impact of approximately $0.1 million), respectively, for the nine and three months ended July 31, 2020. Additionally, as of July 31, 2020, FREIT has applied approximately $462,000 of security deposits from its commercial tenants to outstanding receivables due. FREIT has offered some commercial tenants deferrals of rent over a specified time period as well as rent abatements for a certain period of time, both of which were immaterial to FREIT for the nine and three months ended July 31, 2020. FREIT does not expect these deferrals or rent abatements to have a material impact on future operating results. FREIT currently remains in active discussions and negotiations with these impacted retail tenants. Additionally, Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property, filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. As a result of the rejection of this lease, uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million were reversed against revenue, and unamortized leasing commissions in the amount of approximately $0.2 million were written off and fully expensed in the third quarter of Fiscal 2020 resulting in a net impact of approximately $0.9 million (with a consolidated impact of approximately $0.5 million) to net income (loss) for the nine and three months ended July 31, 2020. The Company is currently exploring all possible options for the re-leasing of this space, which includes renting to another movie theatre.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, we were granted debt payment relief from certain of our lenders on the retail properties in the form of deferral of principal and/or interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $722,000 being due at maturity of the loans.

Through the end of the fiscal quarter ended July 31, 2020, we have experienced a positive cash flow from operations, after excluding certain corporate expenses such as Special Committee advisory, legal and other expenses paid of approximately $5.1 million and deferred compensation in the amount of $5 million paid to two retired trustees. However, this could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of July 31, 2020 of approximately $31 million coupled with a $13 million available line of credit (available through October 27, 2020, see Note 9) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q. Additionally, in an effort to further preserve cash flow, effective May 1, 2020, our Board of Trustees reduced all fees, salaries and retainers payable to our executive officers and members of the Board of Trustees by up to 30% through the end of Fiscal 2020.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See “Item 1A. Risk Factors”. However, we believe the actions we are taking will help minimize interruptions to our operations and will put us in the best position to participate in the economic recovery as the recovery occurs. FREIT will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel.

Residential Properties: While our residential properties continue to generate positive cash flow, the impact COVID-19 may have on these properties over the next year is uncertain and will depend on the duration of the pandemic and the reopening of the economy.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT’s retail tenants, which could have an adverse impact on FREIT. As restrictions continue to be fully or partially lifted, the impact COVID-19 may have on the operating and financial performance of our commercial properties over the next year is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants and the magnitude and duration of the pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs, including rent.

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

On June 17, 2020, the Sellers filed their answer, separate defenses, and counterclaims (the “Answer”) in response to the Complaint, in which, among other things, the Sellers (a) deny the Purchaser’s claim that the Sellers’ termination of the Purchase and Sale Agreement was wrongful, and assert that there was no contractual basis in the Purchase and Sale Agreement to relieve the Purchaser from its obligation to perform thereunder, or to defer or postpone the Purchaser’s obligation to perform, (b) assert certain defenses to the allegations set forth in the Complaint without admitting any liability, and (c) request relief from the Court in the form of (i) judgment in the Sellers’ favor dismissing all of the Purchaser’s claims against them with prejudice and denying all of the Purchaser’s requests for relief, (ii) reasonable attorneys’ fees and costs, and (iii) such other and further relief as the Court deems just.

In addition, the Answer asserts counterclaims by the Sellers against the Purchaser for breach of contract due to the Purchaser’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers seek a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to the Purchaser’s default and an order from the Court that the Purchaser authorize the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers.

In connection with these counterclaims, the Answer seeks the following relief from the Court: (a) liquidated damages in the amount of $15 million, as provided in the Purchase and Sale Agreement; (b) in the alternative to the liquidated damages provided for in the Purchase and Sale Agreement, money damages in an amount to be determined at trial; (c) interest, attorneys’ fees and costs associated with the defense of the Purchaser’s claims and the prosecution of the Sellers’ counterclaims against the Purchaser, as provided for in the Purchase and Sale Agreement; (d) judgment declaring that the Sellers properly terminated the Purchase and

Sale Agreement due to the Purchaser’s default thereunder; (e) judgment declaring that the Purchaser must authorize the escrow agent to release the $15 million deposit to the Sellers; and (f) such other relief as the Court deems just and equitable.

As of the quarter ended July 31, 2020, the $15 million deposit has not been included in income in the accompanying condensed consolidated statement of operations. (See Note 6 to FREIT’s condensed consolidated financial statements for further details.)

Termination of Plan of Liquidation:

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

Amendment to Management Agreement:

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement, FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement dated as of November 1, 2001 between FREIT and Hekemian. The First Amendment would become effective if, and only if, the Plan of Liquidation became effective. Since the Plan of Liquidation will not become effective due to the termination of the Purchase and Sale Agreement, the First Amendment will not become effective. (See Note 8 to FREIT’s condensed consolidated financial statements for further details)

Debt Financing Availability: Financing has been available to FREIT and its affiliates. The lis pendens filed in connection with the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT’s ability to refinance certain of its residential properties.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year options to extend the maturity of this loan. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of July 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 3.01%.

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

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended for another six months with a new maturity date of November 1, 2020 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension.

On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of July 31, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, have been applied consistently as of July 31, 2020, and for the nine and three months ended July 31, 2020 and 2019. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2020 (“Current Nine Months”) decreased 7.9% to $41,430,000, compared to $44,969,000 for the nine months ended July 31, 2019 (“Prior Year’s Nine Months”). For the three months ended July 31, 2020 (“Current Quarter”) real estate revenue decreased 20.4% to $12,149,000, compared to $15,255,000 for the three months ended July 31, 2019 (“Prior Year’s Quarter”). The decline in revenue for the Current Nine Months was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a tenancy-in-common form of ownership (“TIC”) as of February 28, 2020 resulting in a decline in revenue of approximately $3.1 million; (b) a reduction in total revenue in the amount of approximately $0.8 million as compared to the Prior Year’s Nine Months due to the rejection of the lease for Cobb Theatre at the Rotunda retail property as of June 30, 2020 resulting from the Cobb Theatre bankruptcy filing; offset by (c) an increase in revenue of approximately $0.3 million related to the office tenants at the Rotunda property driven by an increase in base rents and the average occupancy rate from 83.8% in the prior year to 85.4% in the current year; and (d) an insurance reimbursement received in Fiscal 2020 related to Fiscal 2019 of approximately $0.2 million. The decline in revenue for the Current Quarter was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $1.9 million; (b) a reduction in total revenue in the amount of approximately $0.8 million as compared to the Prior Year’s Quarter due to the rejection of the lease for Cobb Theatre at the Rotunda retail property as of June 30, 2020 resulting from the Cobb Theatre bankruptcy filing; and (c) a decline in the amount of approximately $0.4 million driven by the decline in the average occupancy rate for the commercial properties to 79.1% from 81.6% in the prior year’s comparable period.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Nine Months and Current Quarter was net income of $24,777,000 ($3.55 per share basic and $3.54 per share diluted) and net loss of $181,000 (($0.02) per share basic and diluted), compared to net income of $1,444,000 ($0.21 per share basic and diluted) and $199,000 ($0.03 per share basic and diluted) for the Prior Year’s comparable periods, respectively.

Adjusted net (loss) income for the Current Nine Months and Current Quarter was a net loss of $2,885,000 (($0.41) per share basic and diluted) and $320,000 (($0.05) per share basic and diluted), compared to net income of $694,000 ($0.10 per share basic and diluted) and $265,000 ($0.04 per share basic and diluted) for the Prior Year’s comparable periods, respectively. Adjusted net (loss) income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on deconsolidation of the Pierre Towers property in Fiscal 2020; a gain related to the sale of the property in Patchogue, New York in Fiscal 2019.

The increase in adjusted net loss for the Current Nine Months was primarily driven by the following: (a) an increase in Special Committee advisory, legal and other expenses incurred of approximately $3.6 million; (b) an increase in General & Administrative (“G&A”) expenses of approximately $1 million primarily driven by an $0.6 million increase in legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC and an increase of approximately $0.3 million in lender and legal fees related to the conversion of the Pierre Towers partnership to a TIC in Fiscal 2020; (c) net impact of approximately $0.9 million (with a consolidated impact of approximately $0.5 million) due to a reduction in revenue and the write-off of unamortized leasing costs related to Cobb Theatre’s rejection of its lease as of June 30, 2020 due to the Cobb Theatre bankruptcy filing; (d) an increase in expense for the reserve of uncollectible rents of approximately $0.8 million (with a consolidated impact of approximately $0.5 million) primarily resulting from the COVID-19 pandemic impact on certain commercial non-essential tenants due to mandated shutdowns; offset by (e) a decrease in interest expense of approximately $2 million (with a consolidated impact of approximately $0.9 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $0.7 million in interest expense), attributed to the decline in interest rates on variable mortgage loans; (f) an increase in revenue of approximately $0.3 million related to the office tenants at the Rotunda property driven by an increase in base rents and the average occupancy rate from 83.8% in the prior year to 85.4% in the current year; (g) an insurance reimbursement received in Fiscal 2020 related to Fiscal 2019 of approximately $0.2 million; and (h) an unrealized loss on the interest rate cap contract incurred in the Prior Year’s Nine Months of approximately $0.2 million.

The increase in adjusted net loss for the Current Quarter was primarily driven by the following: (a) net impact of approximately $0.9 million (with a consolidated impact of approximately $0.5 million) due to a reduction in revenue and the write-off of unamortized leasing costs related to Cobb Theatre’s rejection of its lease as of June 30, 2020 due to the Cobb Theatre bankruptcy filing; (b) an increase in G&A expenses of approximately $0.5 million primarily driven by an increase in legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC; (c) an increase in expense for the reserve of uncollectible rents of approximately $0.1 million (with a consolidated impact of approximately $0.1 million) primarily resulting from the COVID-19 pandemic impact on certain commercial non-essential tenants due to mandated shutdowns; offset by (d) a decrease in interest expense of approximately $1 million (with a consolidated impact of approximately $0.4 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $0.4 million in interest expense) attributed to the decline in interest rates on variable mortgage loans; and (e) a decrease in Special Committee advisory, legal and other expenses incurred of approximately $0.3 million. See Note 16 to FREIT’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property to a TIC. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the nine and three months ended July 31, 2020 and 2019:

Net Income (Loss) Components	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2020	2019	Change	2020	2019	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$10,615	$11,529	$(914)	$2,842	$3,904	$(1,062)
Residential properties	13,008	14,264	(1,256)	3,744	4,722	(978)
Total income from real estate operations	23,623	25,793	(2,170)	6,586	8,626	(2,040)

Financing costs:
Fixed rate mortgages	(5,773)	(6,726)	953	(1,718)	(2,218)	500
Floating rate mortgages	(4,190)	(5,625)	1,435	(1,092)	(1,860)	768
Other - Corporate interest	(270)	(460)	190	(60)	(145)	85
Mortgage cost amortization	(799)	(864)	65	(251)	(273)	22
Total financing costs	(11,032)	(13,675)	2,643	(3,121)	(4,496)	1,375

Investment income	174	276	(102)	38	92	(54)
Unrealized loss on interest rate cap contract	-	(160)	160	-	(1)	1

General & administrative expenses:
Accounting fees	(507)	(513)	6	(181)	(220)	39
Legal and professional fees	(676)	(117)	(559)	(641)	(40)	(601)
Trustees and consultant fees	(1,032)	(889)	(143)	(318)	(270)	(48)
Stock option expense	(35)	(104)	69	(11)	(35)	24
Corporate expenses	(811)	(486)	(325)	(82)	(153)	71
Total general & administrative expenses	(3,061)	(2,109)	(952)	(1,233)	(718)	(515)

Special committee advisory, legal and other expenses	(4,606)	(1,018)	(3,588)	(87)	(432)	345
Depreciation	(7,887)	(8,413)	526	(2,425)	(2,806)	381
Loss on investments in tenancy-in-common	(96)	-	(96)	(78)	-	(78)
Adjusted net (loss) income	(2,885)	694	(3,579)	(320)	265	(585)

Gain on sale of property	-	836	(836)	-	-	-
Gain on deconsolidation of subsidiary	27,680	-	27,680	-	-	-
Net income (loss)	24,795	1,530	23,265	(320)	265	(585)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(18)	(86)	68	139	(66)	205

Net income (loss) attributable to common equity	$24,777	$1,444	$23,333	$(181)	$199	$(380)

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

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income(loss)-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Nine Months Ended July 31,		Increase (Decrease)		Nine Months Ended July 31,		Increase (Decrease)		Nine Months Ended July 31,
	2020	2019	$	%	2020	2019	$	%	2020	2019
	(In Thousands)				(In Thousands)				(In Thousands)

Rental income	$14,919	$15,208	$(289)	-1.9%	$21,452	$24,374	$(2,922)	-12.0%	$36,371	$39,582
Reimbursements	4,695	4,594	101	2.2%	109	102	7	6.9%	4,804	4,696
Other	24	63	(39)	-61.9%	444	315	129	41.0%	468	378
Total revenue	19,638	19,865	(227)	-1.1%	22,005	24,791	(2,786)	-11.2%	41,643	44,656
Operating expenses	8,810	8,664	146	1.7%	8,997	10,512	(1,515)	-14.4%	17,807	19,176
Net operating income	$10,828	$11,201	$(373)	-3.3%	$13,008	$14,279	$(1,271)	-8.9%	23,836	25,480
Gain on sale of property	$-	$836	$(836)	-100.0%	$-	$-	$-	0.0%	-	836

Average Occupancy %	80.3%	81.4%*		-1.1%	93.8%**	95.7%**		-1.9%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(213)	313
Investment income	174	276
Unrealized loss on interest rate cap contract	-	(160)
General and administrative expenses	(3,061)	(2,109)
Special committee advisory, legal and other expenses	(4,606)	(1,018)
Gain on deconsolidation of subsdiary	27,680	-
Loss on investment in tenancy-in-common	(96)	-
Depreciation	(7,887)	(8,413)
Financing costs	(11,032)	(13,675)
Net income	24,795	1,530
Net income attributable to noncontrolling interests in subsidiaries	(18)	(86)
Net income attributable to common equity	$24,777	$1,444

	Commercial				Residential				Combined
	Three Months Ended July 31,		Increase (Decrease)		Three Months Ended July 31,		Increase (Decrease)		Three Months Ended July 31,
	2020	2019	$	%	2020	2019	$	%	2020	2019
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$4,732	$5,096	$(364)	-7.1%	$6,303	$8,187	$(1,884)	-23.0%	$11,035	$13,283
Reimbursements	1,349	1,666	(317)	-19.0%	33	35	(2)	-5.7%	1,382	1,701
Other	9	24	(15)	-62.5%	57	121	(64)	-52.9%	66	145
Total revenue	6,090	6,786	(696)	-10.3%	6,393	8,343	(1,950)	-23.4%	12,483	15,129
Operating expenses	2,914	3,013	(99)	-3.3%	2,649	3,616	(967)	-26.7%	5,563	6,629
Net operating income	$3,176	$3,773	$(597)	-15.8%	$3,744	$4,727	$(983)	-20.8%	6,920	8,500

Average Occupancy %	79.1%	81.6%*		-2.5%	93.5%**	96.6%**		-3.1%

Reconciliation to condensed consolidated net income (loss)-common equity:
Deferred rents - straight lining	(334)	126
Investment income	38	92
Unrealized loss on interest rate cap contract	-	(1)
General and administrative expenses	(1,233)	(718)
Special committee advisory, legal and other expenses	(87)	(432)
Loss on investment in tenancy-in-common	(78)	-
Depreciation	(2,425)	(2,806)
Financing costs	(3,121)	(4,496)
Net (loss) income	(320)	265
Net loss (income) attributable to noncontrolling interests in subsidiaries	139	(66)
Net (loss) income attributable to common equity	$(181)	$199

*	Average occupancy rate excludes the Patchogue, New York property from all periods presented as the property was sold in February 2019.
**	Average occupancy rate excludes the Pierre Towers property from all periods presented as the property was deconsolidated and converted to a TIC effective February 28, 2020.

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter decreased by 1.1% and 10.3%, respectively, and NOI decreased by 3.3% and 15.8%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Nine Months and Current Quarter decreased by 1.1% and 2.5%, respectively, as compared to the Prior Year’s comparable periods. The decline in revenue for the Current Nine Months was primarily attributable to the reduction in revenue resulting from Cobb Theatre’s rejection of its lease due to the Cobb Theatre bankruptcy filing as of June 30, 2020 at the Rotunda retail property in the amount of approximately $0.4 million (excluding the straight-line rent adjustment of approximately $0.4 million) offset by an increase in revenue of approximately $0.2 million related to the office tenants at the Rotunda property driven by an increase in base rents and the average occupancy rate from 83.8% in the prior year to 85.4% in the current year. The decline in NOI for the Current Nine Months was primarily attributable to the following: (a) an increase in expense for the reserve of uncollectible rents of approximately $0.6 million primarily resulting from the COVID-19 pandemic impact; (b) a decrease in revenue of approximately $0.2 million; (c) a write-off of unamortized leasing costs related to Cobb Theatres’ rejection of its lease in the amount of approximately $0.2 million; offset by (d) a decline in other operating expenses of approximately $0.4 million primarily related to greater parking lot repairs and snow removal costs in the prior year. The decline in revenue for the Current Quarter was primarily attributable to the reduction in revenue resulting from Cobb Theatre’s rejection of its lease due to the Cobb Theatre bankruptcy filing as of June 30, 2020 at the Rotunda retail property in the amount of approximately $0.4 million (excluding the straight-line rent adjustment of approximately $0.4 million); and a decline in the amount of approximately $0.4 million driven by the 2.5% decline in the average occupancy rate for the commercial properties as compared to the prior year. The decline in NOI for the Current Quarter was primarily attributable to the following: (a) a decrease in revenue of approximately $0.7 million; (b) a write-off of unamortized leasing costs related to Cobb Theatres’ rejection of its lease in the amount of approximately $0.2 million; (c) an increase in expense for the reserve of uncollectible rents of approximately $0.1 million primarily resulting from the COVID-19 pandemic impact; offset by (d) a decline in other operating expenses of approximately $0.3 million primarily related to greater parking lot repairs in the prior year.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) The Patchogue property was excluded from same property results for all periods presented because this property was sold in February 2019. Same property revenue for the Current Nine Months and Current Quarter decreased by 1.1% and 10.3%, respectively, and same property NOI decreased by 4.3% and 15.8%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	9	17,411	$26.37	$31.45	-16.2%	$-	$0.27

Non-comparable leases	1	1,730	$14.99	N/A	N/A	$-	$0.75

Total leasing activity	10	19,141

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	1	444	$35.87	$32.08	11.8%	$-	$0.68

Non-comparable leases	-	-	$-	N/A	N/A	$-	$-

Total leasing activity	1	444

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.
(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

The decline in the weighted average prior lease rate from $31.45 to $26.37 was primarily due to lease modifications at the Wayne Preakness shopping center and Westwood Plaza shopping center properties.

On April 26, 2020, CB Theatre Experience, LLC filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. The CB Theatre Experience, LLC (known as “Cobb Theatre”) at the Rotunda retail property in Baltimore, Maryland has been closed since April 2020 due to the mandated shutdown related to the COVID-19 pandemic and on July 14, 2020 rejected its lease at this property as of June 30, 2020. Refer to Commercial Segment above for the details of the impact of the rejection of this lease on FREIT’s operating results for the nine and three months ended July 31, 2020. Until this space is re-leased, FREIT’s operating results will be adversely impacted from loss of rent and additional rent of approximately $1.1 million on an annualized basis. Additionally, there were unamortized tenant improvements related to the buildout of the movie theatre space in the amount of approximately $7.4 million. As the Company is currently exploring all possible options for the re-leasing of this space, including renting to another movie theatre, these costs are not deemed to be impaired as of July 31, 2020.

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

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC was accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC and the deconsolidation of the subsidiary is not the result of a nonreciprocal transfer to owners, the subsidiary was deconsolidated from FREIT as of February 28, 2020. A gain in the amount of approximately $27.7 million was recognized in the accompanying condensed consolidated statements of operations for the nine months ended July 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter decreased by 11.2% and 23.4%, respectively, and total NOI decreased by 8.9% and 20.8%, respectively, as compared to the Prior Year’s comparable periods. The decline in revenue for the Current Nine Months was primarily attributable to a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a tenancy-in-common form of ownership (“TIC”) as of February 28, 2020 resulting in a decline in revenue of approximately $3.1 million offset by an insurance reimbursement received in Fiscal 2020 related to Fiscal 2019 of approximately $0.2 million. The decline in revenue for the Current Quarter was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results driving a decline in revenue of approximately $1.9 million. The decline in NOI for the Current Nine Months and the Current Quarter is primarily attributed to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results resulting in a decrease of approximately $1.4 million and $0.8 million, respectively, in NOI as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Nine Months and Current Quarter decreased by approximately 1.9% and 3.1%, respectively, over the Prior Year’s comparable periods. The decline in the average occupancy rate is primarily driven by the decline in the average occupancy rate at the Icon to an average occupancy rate of 92.1% and 88.9%, respectively, for the Current Nine Months and Current Quarter as compared to 94.8% and 94.5%, respectively, for the Prior Year’s comparable periods. This decline in occupancy rate is primarily attributed to tenants attending the Johns Hopkins University, which is in close proximity to the Icon and represents approximately 30% of our tenants at this property. In response to the COVID-19 pandemic, Johns Hopkins University will only be offering online classes for the fall semester which has resulted and may continue to result in a loss of these tenants at our property.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Pierre Towers property was excluded from same property results for all periods presented because this property was deconsolidated and converted to a TIC as of February 28, 2020. Same property revenue for the Current Nine Months and Current Quarter increased by 0.7% and decreased by 2.0%, respectively, and same property NOI decreased by 0.6% and 4.1%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,886 and $1,903, respectively. For comparability purposes, the average residential rent for the Prior Year’s Quarter has been restated to include the impact of Station Place and Icon and excludes the impact of the Pierre Towers due to the deconsolidation and conversion to a TIC in Fiscal 2020. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $265,000 and $248,000, respectively.

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

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$5,773	$6,726	$1,718	$2,218
New	-	-	-	-
Variable rate mortgages:
1st Mortgages
Existing	4,190	5,625	1,092	1,860
New	-	-	-	-
Other	270	460	60	145
Total financing costs, gross	10,233	12,811	2,870	4,223
Amortization of mortgage costs	799	864	251	273
Total financing costs, net	$11,032	$13,675	$3,121	$4,496

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Nine Months decreased by approximately $2,643,000 or 19.3%, compared to the Prior Year’s Nine Months which is primarily driven by the following: (a) a decline in interest on variable mortgage loans of approximately $1,435,000 resulting from lower interest rates; (b) the deconsolidation of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in interest expense of approximately $780,000; and (c) a decline in other interest expense of approximately $190,000 attributed to the decline in interest earned on deferred Trustee fees as a result of the $5.1 million paid out to two retired Trustees in Fiscal 2020. Total financing costs for the Current Quarter decreased by approximately $1,375,000 or 30.6%, compared to the Prior Year’s Quarter which is primarily driven by the following: (a) a decline in interest on variable mortgage loans of approximately $768,000 resulting from lower interest rates; and (b) the deconsolidation of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC resulting in a decrease in interest expense of approximately $468,000. (See Note 16 to FREIT’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for the Current Nine Months and Current Quarter was $3,061,000 and $1,233,000, respectively, compared to $2,109,000 and $718,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees and corporate other expenses. The increase in G&A costs for the Current Nine Months was primarily driven by an increase in legal costs of approximately $601,000 attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC and an increase of approximately $300,000 in lender and legal fees related to the conversion of the Pierre Towers partnership to a TIC in Fiscal 2020. The increase in G&A costs for the Current Quarter was primarily driven by an increase in legal costs of approximately $601,000 attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC.

SPECIAL COMMITTEE ADVISORY, LEGAL AND OTHER EXPENSES

Special Committee advisory, legal and other expenses for the Current Nine Months and Current Quarter was $4,606,000 and $87,000, respectively, compared to $1,018,000 and $432,000, respectively, for the Prior Year’s comparable periods. These expenses are primarily composed of advisory and legal fees incurred. On May 7, 2020, the Board approved the elimination of the Special Committee as a committee of the Board.

DEPRECIATION

Depreciation expense from operations for the Current Nine Months and Current Quarter was $7,887,000 and $2,425,000, respectively, compared to $8,413,000 and $2,806,000, respectively, for the Prior Year’s comparable periods. The decline in depreciation expense for the Current Nine Months and Current Quarter was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results as of February 28, 2020. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.2 million for the Current Nine Months compared to net cash provided by operating activities of $11.2 million for the Prior Year’s Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of July 31, 2020, FREIT had cash, cash equivalents and restricted cash totaling $34.3 million, compared to $42.5 million at October 31, 2019. The decrease in cash in the Current Nine Months is primarily attributable to $4.9 million in net cash used in financing activities, $3.1 million in net cash used in investing activities including capital expenditures and $0.2 million in net cash used in operating activities. The decline in net cash for the Current Nine Months was primarily driven by Special Committee advisory, legal and other expenses paid in the amount of approximately $5.1 million, deferred compensation paid to two retired trustees in the amount of approximately $5 million and the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results, reducing net cash by approximately $1.4 million.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of July 31, 2020 and October 31, 2019, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.9 million and $5.7 million (including interest), respectively, which is included in due to affiliate on the accompanying condensed consolidated balance sheets.

Credit Line: On October 27, 2017, FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 27, 2020 at which point no further advances shall be permitted and provided the line of credit is not renewed by the lender, the outstanding principal balance of the line of credit shall convert to a commercial term loan maturing on October 31, 2022. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be at a floating rate of 275 basis points over the 30-day LIBOR with a floor of 3.75%. As of July 31, 2020 and October 31, 2019, there was no amount outstanding and $13 million was available under the line of credit.

As at July 31, 2020, FREIT’s aggregate outstanding mortgage debt was $302.3 million, which bears a weighted average interest rate of 3.87% and an average life of approximately 3.3 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2021	2022	2023	2024	2025	2026	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$159.6 (A)	$14.4	$34.8	$9.0	$13.9	$18.2	$10.5	$26.0
(A) Includes loan on the Rotunda property located in Baltimore, Maryland in the amount of approximately $118.5 million with two one-year renewal options.

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2020 and October 31, 2019:

($ in Millions)	July 31, 2020	October 31, 2019

Fair Value	$309.2	$352.9

Carrying Value, Net	$300.7	$349.9

Fair values are estimated based on market interest rates at July 31, 2020 and October 31, 2019 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or take extension options when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2020, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $6.3 million, and a 1% decrease would increase the fair value by $6.7 million.

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

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan secured by the Westridge Square Shopping Center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended for another six months with a new maturity date of November 1, 2020 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension.

On February 7, 2018, Grande Rotunda, LLC refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year options to extend the maturity of this loan. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of July 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 3.01%.

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

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($19,002,000 at July 31, 2020) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,338,000 at July 31, 2020) for the Regency swap, a notional amount of approximately $25,800,000 ($23,258,000 at July 31, 2020) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,232,000 at July 31, 2020) for the Station Place swap.

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

FREIT has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at July 31, 2020) and a term of one year with the loan being hedged against having a balance of approximately $118,520,000 and a remaining term of one year.

In accordance with ASU 2017-12, which was adopted by FREIT in the first quarter of Fiscal 2020, FREIT marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s statements of operations; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense. In Fiscal 2019, prior to the adoption of ASU 2017-12, the interest rate cap which matured on March 5, 2020 was, for accounting purposes, deemed to be an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s statements of operations.

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2020, the swap contracts for Damascus Centre, Regency, Station Place and Wayne PSC were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized losses of approximately $0 for the Rotunda cap, $709,000 for the Damascus Centre swaps, $1,552,000 for the Regency swap, $1,938,000 for the Station Place swap and $1,571,000 for the Wayne PSC swap, all of which have been included as a liability in FREIT’s condensed consolidated balance sheet as at July 31, 2020. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive loss and for the nine and three months ended July 31, 2020, FREIT recorded an unrealized loss of approximately $3,644,000 and $272,000, respectively, in the condensed consolidated statements of comprehensive income (loss).

In Fiscal 2019, FREIT was accounting for its interest rate swaps and cap contract in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. (See Notes 2 and 4 to FREIT’s condensed consolidated financial statements for additional details). For the nine and three months ended July 31 2019, FREIT recorded an unrealized loss of $5,210,000 and $2,025,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in fair value of the swaps during such period. For the nine and three months ended July 31, 2019, FREIT recorded an unrealized loss in the condensed consolidated statements of operations of approximately $160,000 and $1,000, respectively, for Grande Rotunda’s interest rate cap (which matured on March 5, 2020) representing the change in the fair value of this ineffective cash flow hedge during such period. As of October 31, 2019, the fair value of the Grande Rotunda interest rate cap contract was $0.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: The Board of Trustees did not declare a dividend for the third quarter of Fiscal 2020. The Board will continue to evaluate the dividend on a quarterly basis.

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

	For the Nine Months Ended July 31,		For the Three Months Ended July 31,
	2020	2019	2020	2019
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$24,795	$1,530	$(320)	$265
Depreciation of consolidated properties	7,887	8,413	2,425	2,806
Amortization of deferred leasing costs	601	400	363	140
Distributions to minority interests	(583)	(686)	-	-
Adjustment to loss in investment in tenancy-in-common for depreciation	582	-	349	-
Gain on sale of property	-	(836)	-	-
Gain on deconsolidation of subsidiary	(27,680)	-	-	-
FFO	$5,602	$8,821	$2,817	$3,211

Per Share - Basic and Diluted	$0.80	$1.27	$0.40	$0.46

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$5,602	$8,821	$2,817	$3,211
Deferred rents (Straight lining)	213	(313)	334	(126)
Capital Improvements - Apartments	(353)	(489)	(127)	(204)
AFFO	$5,462	$8,019	$3,024	$2,881

Per Share - Basic and Diluted	$0.78	$1.16	$0.43	$0.41

Weighted Average Shares Outstanding:
Basic	6,989	6,932	6,998	6,950
Diluted	6,992	6,932	6,998	6,951

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2020. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

The Purchaser has filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement. The lis pendens provides notice to the public of the Complaint. The filing of the lis pendens will adversely affect the future sale or financing of those properties.

On June 17, 2020, the Sellers filed their answer, separate defenses, and counterclaims (the “Answer”) in response to the Complaint, in which, among other things, the Sellers (a) deny the Purchaser’s claim that the Sellers’ termination of the Purchase and Sale Agreement was wrongful, and assert that there was no contractual basis in the Purchase and Sale Agreement to relieve the Purchaser from its obligation to perform thereunder, or to defer or postpone the Purchaser’s obligation to perform, (b) assert certain defenses to the allegations set forth in the Complaint without admitting any liability, and (c) request relief from the Court in the form of (i) judgment in the Sellers’ favor dismissing all of the Purchaser’s claims against them with prejudice and denying all of the Purchaser’s requests for relief, (ii) reasonable attorneys’ fees and costs, and (iii) such other and further relief as the Court deems just.

In addition, the Answer asserts counterclaims by the Sellers against the Purchaser for breach of contract due to the Purchaser’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers seek a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to the Purchaser’s default and an order from the Court that the Purchaser authorize the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers.

In connection with these counterclaims, the Answer seeks the following relief from the Court: (a) liquidated damages in the amount of $15 million, as provided in the Purchase and Sale Agreement; (b) in the alternative to the liquidated damages provided for in the Purchase and Sale Agreement, money damages in an amount to be determined at trial; (c) interest, attorneys’ fees and costs associated with the defense of the Purchaser’s claims and the prosecution of the Sellers’ counterclaims against the Purchaser, as provided for in the Purchase and Sale Agreement; (d) judgment declaring that the Sellers properly terminated the Purchase and Sale Agreement due to the Purchaser’s default thereunder; (e) judgment declaring that the Purchaser must authorize the escrow agent to release the $15 million deposit to the Sellers; and (f) such other relief as the Court deems just and equitable. (See Note 6 to FREIT’s condensed consolidated financial statements for further details.)

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2020, are formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: September 9, 2020
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)