Form 10-K
period 2020-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2021-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s shares of beneficial interest held by non-affiliates was approximately $106 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2020, the last business day of the registrant’s most recently completed second quarter. As of January 29, 2021, the number of shares of beneficial interest outstanding was 6,856,651.

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

PART I

ITEM 1BUSINESS

(a)General Business

First Real Estate Investment Trust of New Jersey (“FREIT” or the “Company” or “Trust”)) is an equity real estate investment trust (“REIT”) organized in New Jersey in 1961. FREIT acquires, develops, constructs and holds real estate properties for long-term investment and not for resale.

FREIT’s long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to its shareholders, and (iii) increase the overall value of FREIT’s portfolio. FREIT’s investments may take the form of wholly-owned fee interests, or if the circumstances warrant diversification of risk, ownership on a joint venture basis or as tenants-in-common with other parties, including employees and affiliates of Hekemian & Co., Inc., FREIT’s managing agent (“Hekemian”) (See “Management Agreement”). While our general investment policy is to hold and maintain properties for the long-term, we may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which we have determined or determine are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

FREIT Website: All of FREIT’s Securities and Exchange Commission filings for the past three years are available free of charge on FREIT’s website, which can be accessed at http://www.FREITNJ.com.

Fiscal Year 2020 Developments

(i) FINANCING

(a)

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 to FREIT’s consolidated financial statements for additional details.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of October 31, 2020, approximately $25,000,000 of this loan was drawn and outstanding. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(b)

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan, secured by the Westridge Square shopping center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020 which was extended to November 1, 2020. This loan has been further extended with a new maturity date of January 31, 2021 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension of this loan. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(c)

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(ii)ROTUNDA

On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”) refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of October 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 2.99%. On November 5, 2020, Grande Rotunda elected to exercise the first extension option on this loan to extend the initial maturity date from February 6, 2021 until February 6, 2022. In order to extend the maturity due date Grande Rotunda must satisfy the following conditions: (a) pay to lender an extension fee of 0.2% of the extended loan balance; (b) certify that no default or events of default exist; (c) extend the interest rate cap to expire on February 6, 2022; and (d) allow lender to obtain an updated appraisal of the property. The principal balance of the amount of the loan to be extended must not exceed a loan-to-value of 62.5%. To the extent the loan-to-value exceeds the 62.5% limit, the loan must be brought in to balance via a loan reduction or by other means satisfactory to the Lender. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. (See Note 5 to FREIT’s consolidated financial statements for further details.)

(iii) INVESTMENT IN TENANCY-IN-COMMON

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC, and the deconsolidation (as of February 28, 2020) of the subsidiary is not the result of a nonreciprocal transfer to owners, a gain on deconsolidation in the amount of approximately $27.7 million was recognized in the accompanying consolidated statement of income for the year ended October 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities. (See Note 17 to FREIT’s consolidated financial statements for further details.)

(iv) SPECIAL COMMITTEE

On March 28, 2019, FREIT announced that its Board of Trustees (the “Board”) established a Special Committee of the Board (the “Special Committee”) to explore strategic alternatives focusing on maximizing shareholder value. The Special Committee was comprised solely of independent Trustees and was charged with exploring potential strategic transactions involving FREIT, including, without limitation, a potential sale of FREIT, a business combination involving FREIT or other alternatives for maximizing shareholder value, and determining whether a potential strategic transaction is in the best interests of FREIT and its shareholders. The members of the Special Committee were Ronald J. Artinian, Richard J. Aslanian, David F. McBride and Justin F. Meng, who served as the Chairman of the Special Committee. The Special Committee approved a transaction to sell six (6) apartment properties which was not completed. (See Note 14 of FREIT’s consolidated financial statements for further details). On May 7, 2020, the Board approved the elimination of the Special Committee as a committee of the Board.

(b) Financial Information about Segments

FREIT has two reportable segments: Commercial Properties and Residential Properties. These reportable segments have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2020 is included in Note 13 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2020, FREIT’s real estate holdings included (i) seven (7) multi-family apartment buildings or complexes containing a total of 1,171 apartment units, (ii) a 65% TIC undivided interest of the Pierre Towers property (See Item 1 “Investment in tenancy-in-common” of this Annual Report for additional details), (iii) eight (8) commercial properties (retail and office) containing a total of approximately 1,280,000 square feet of leasable space, including one (1) one-acre parcel subject to a ground lease and (iv) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Grande Rotunda, LLC: FREIT owns a 60% membership interest in Grande Rotunda, LLC, which owns a 295,000 square foot mixed use property (office and retail) and a 379-unit residential apartment complex in Baltimore, Maryland.

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

Investment in TIC

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, a 266-unit residential apartment complex in Hackensack, New Jersey (which was formerly owned by S&A).

Employees

On October 31, 2020, FREIT and its subsidiaries had twenty-two (22) full-time employees and five (5) part-time employees who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

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

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Trustee on April 5, 2018, FREIT entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). In connection with the termination of Robert S. Hekemian’s service to the Trust under the Consulting Agreement between Mr. Hekemian and the Trust in December 2019, Mr. Hekemian’s accrued plan benefits under FREIT’s Deferred Fee Plan became payable to him and were paid in a single lump sum in the amount of approximately $4.8 million. See Note 11 to FREIT’s consolidated financial statements for a more complete description of the Deferred Fee Plan.

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

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian, or certain affiliates of Hekemian, to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Employees of Hekemian & Co. own an interest in certain FREIT properties. (See Note 8 to FREIT’s consolidated financial statements.)

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Trustee of FREIT, is the President and Chief Operating Officer of Hekemian, and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian. David Hekemian, a Trustee of FREIT, is a Principal/Broker Salesperson and Director of Commercial Brokerage of Hekemian, and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian.

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans against certain of its properties. At October 31, 2020, FREIT’s aggregate outstanding mortgage debt was $307.2 million, which bears a weighted average interest rate of 3.84% and an average life of 3.03 years. FREIT has mortgage loans against certain properties, which serve as collateral for such loans. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2020 with respect to each of these properties.

FREIT is highly leveraged and will continue to be for the foreseeable future. This level of indebtedness results in increased debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT’s mortgage loans are amortized over a period that is longer than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. FREIT and its subsidiaries expect to refinance such mortgage loans as they become due. See “Liquidity and Capital Resources” under Item 7.

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

(A)General Factors Affecting Investment in Commercial and Apartment Properties; Effect of Economic and

Real Estate Conditions

The revenues and value of FREIT’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, public health crises, epidemics and pandemics (See Note 16 to FREIT’s consolidated financial statements for additional details regarding the impact of COVID-19 pandemic on FREIT); the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slow-downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a commercial property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

(B)Commercial Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

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

As of October 31, 2020, the following table lists the ten (10) largest commercial tenants, which account for approximately 52.4% of FREIT’s leased commercial rental space and 38.3% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Stores, Inc. (1)	Westridge Square	85,992	3.8%
Kmart Corporation	Westwood Plaza	84,254	1.8%
Stop & Shop Supermarket Co.	Preakness	61,020	3.5%
Safeway Stores, Inc.	Damascus Center	58,358	5.4%
H-Mart Frederick, LLC	Westridge Square	55,300	3.9%
The Association of Universities for Research in Astronomy	Rotunda	51,520	8.6%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	5.0%
TJ MAXX	Westwood Plaza	28,480	3.3%
T-Bowl, Inc. (2)	Preakness	27,195	1.9%
Gold's Gym	Westridge Square	20,680	1.2%

(1) Burlington Stores, Inc. has not exercised its option to renew its lease which is set to expire on November 30, 2021. FREIT’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $1 million on an annualized basis. The Company is currently in discussions with another tenant for this space. See “Renewal of leases and Reletting of Space” below for additional details.

(2) T-Bowl, Inc. was shutdown for several months in Fiscal 2020 due to the effects of COVID-19, and resumed operations at a very low capacity with rental revenue for this tenant of approximately $363,000 during the fiscal year ended October 31, 2020 being deemed uncollectible and classified as a reduction in rental revenue. See “Renewal of leases and Reletting of Space” below and Note 16 to FREIT’s consolidated financial statements for additional details.

(C)Renewal of Leases and Reletting of Space

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

On April 26, 2020, CB Theatre Experience, LLC filed for protection under Chapter 11 of the United States bankruptcy code (“Bankruptcy Code”) as disclosed in its bankruptcy filings. The theatre operated by CB Theatre Experience, LLC (known as “Cobb Theatre”) at the Rotunda retail property in Baltimore, Maryland, under a lease with Grande Rotunda, has been closed since April 2020 due to the mandated shutdown related to the COVID-19 pandemic. On July 14, 2020, Cobb Theatre rejected its lease at this property as of June 30, 2020. Until this space is re-leased, FREIT’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.7 million) on an annualized basis. Additionally, there were unamortized tenant improvements related to the buildout of the movie theatre space in the amount of approximately $7.3 million (with a consolidated impact to FREIT of approximately $4.4 million) which were deemed to be impaired, written off and charged to operating expenses in the fourth quarter of Fiscal 2020. The Company is currently exploring all possible options for the re-leasing of this space. See “Results of Operations – Segment Information – Commercial Segment” under Item 7 and Note 16 to FREIT’s consolidated financial statements for the details of the impact of the rejection of this lease on FREIT’s operating results for the fiscal year ended October 31, 2020.

There were no other material lease expirations during Fiscal 2020 and Fiscal 2019. In Fiscal 2021, the lease for T-Bowl, which does business as a bowling alley at the Preakness Shopping Center located in Wayne, New Jersey, will expire on August 30, 2021 unless renewed by the tenant. As a result of the COVID-19 pandemic mandated shutdowns and imposed restrictions, this tenant was shutdown for several months in Fiscal 2020 and has only resumed operations at a very low capacity. Due to the adverse financial consequences resulting from the COVID-19 pandemic, rental revenue for this tenant of approximately $363,000 during the fiscal year ended October 31, 2020 was deemed uncollectible and was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for this tenant. If the tenant does not renew this space in Fiscal 2021, FREIT’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $562,000 on an annualized basis. The Company is currently in discussions with this tenant. Burlington Coat Factory, which does business as a retail tenant at the Westridge Square Shopping Center located in Frederick, Maryland, has not exercised its option to renew its lease which is set to expire on November 30, 2021 (in Fiscal 2022). FREIT’s operating results will be adversely impacted by the loss of base rent and additional rent of approximately $1 million on an annualized basis from this tenant. The Company is currently engaged in discussions with another tenant for this space; however, there can be no assurances that a new lease will be entered into with this prospective tenant.

(D)Illiquidity of Real Estate Investments; Possibility that Value of FREIT's Interests may be less than its

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

(A)Environmental Matters

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

(i)Westwood Plaza Shopping Center, Westwood, NJ

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

(ii)Other

a) The State of New Jersey has adopted an underground fuel storage tank law and various regulations with respect to underground storage tanks.

FREIT no longer has underground storage tanks on any of its properties.

During the fiscal year ended October 31, 2019, FREIT conducted environmental audits for all of its properties. The environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require any further remediation pursuant to any applicable federal or state law or regulation.

b) FREIT has determined that several of its properties contain lead based paint (“LBP”). FREIT has obtained lead-free interior certifications with respect to all properties that were found to contain LBP, certifying that such properties contain no LBP on the interior surfaces. FREIT believes that it complies with all federal, state and local requirements as they pertain to LBP.

FREIT does not believe that the environmental conditions described in subparagraphs (i) and (ii) above will have a material adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT.

(B)Rent Control Ordinances

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

(C)Zoning Ordinances

Local zoning ordinances may prevent FREIT from renovating, expanding or converting its existing properties for their highest and best use as determined by the Board.

(D)Financial Information about Foreign and Domestic Operations and Export Sale

FREIT does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.

ITEM 1A            RISK FACTORS

Almost all of FREIT’s income and cash flow are derived from the net rental income (revenues after expenses) from our properties. FREIT’s business and financial results are affected by the following fundamental factors:

•

public health crises, epidemics and pandemics;

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

Adverse impact resulting from the COVID-19 pandemic: FREIT is subject to risks related to the effects of public health crises, epidemics and pandemics, including the COVID-19 pandemic. Such events could inhibit global, national and local economic activity; constrain our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings or refinancings; adversely affect our residential tenants’ financial condition due to a sustained loss of income, which could affect their ability to pay rent; adversely affect our commercial tenants’ financial condition by limiting foot traffic and staffing at their businesses, which could affect their ability to pay rent and willingness to make new leasing commitments; reduce our cash flow, which could impact our ability to pay dividends or to service our debt; temporarily or permanently reduce the demand for retail or office space; reduce the value of our real estate assets, which may result in material non-cash impairment charges in future periods; and have other direct and indirect effects that are difficult to predict. Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence. In particular, we cannot predict the duration of stay-at-home and other government orders instituted in response to the COVID-19 pandemic, which vary by jurisdiction, or the short and long term economic effects caused by the pandemic, each of which could have a material adverse effect on our business.

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. Over the past several years, there have been many factors aiding in economic growth in the United States such as: (a) improvement in the housing market; (b) falling energy prices helping keep inflation low; (c) increased consumer confidence to push spending modestly higher; (d) improvements in private sector employment; and (e) improved credit availability. However, there have been many factors impacting long-term economic growth, including, without limitation: (i) continued political gridlock in the federal government; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) increasing concerns regarding terrorism; (v) rising healthcare costs; (vi) the impact of trade policies; and (vii) increasing jobless claims as evidence of weakness in the economy.

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

Tenants unable to pay rent: Financially distressed tenants may be unable to pay rents and expense recovery charges, where applicable, and may default on their leases. Enforcing FREIT’s rights as landlord could result in substantial costs and may not result in a full recovery of unpaid rent. If a tenant files for bankruptcy, the tenant’s lease may be terminated. In each such instance FREIT’s income and cash flow would be negatively impacted. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. During the fiscal year ended October 31, 2020, rental revenue deemed uncollectible of approximately $1.4 million (with a consolidated impact to FREIT of approximately $0.9 million) was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants.

On April 26, 2020, CB Theatre Experience, LLC filed for protection under Chapter 11 of the Bankruptcy Code as disclosed in its bankruptcy filings. The theatre operated by CB Theatre Experience, LLC (known as “Cobb Theatre”) at the Rotunda retail property in Baltimore, Maryland, under a lease with Grande Rotunda, has been closed since April 2020 due to the mandated shutdown related to the COVID-19 pandemic. On July 14, 2020, Cobb Theater rejected its lease at this property as of June 30, 2020. As a result of the rejection of this lease, uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million were reversed against revenue, and unamortized leasing commissions in the amount of approximately $0.2 million were written off and fully expensed in Fiscal 2020 resulting in a net impact of approximately $0.9 million (with a consolidated impact to FREIT of approximately $0.5 million) to net income for the year ended October 31, 2020. Until this space is re-leased, FREIT’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.7 million) on an annualized basis. Additionally, there were unamortized tenant improvements related to the buildout of the movie theatre space in the amount of approximately $7.3 million (with a consolidated impact to FREIT of approximately $4.4 million) which were deemed to be impaired, written off and charged to operating expenses in the fourth quarter of Fiscal 2020. The Company is currently exploring all possible options for the re-leasing of this space. See “Renewal of Leases and Reletting of Space” under Item 1 and “Results of Operations – Segment Information – Commercial Segment” under Item 7 for additional details.

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

As of October 31, 2020, FREIT had approximately $141.9 million of non-recourse mortgage debt, including deferred interest, subject to fixed interest rates, and approximately $165.3 million of variable interest rate debt of which $118.5 million related to the outstanding loan balance on the Grande Rotunda, LLC loan with Aareal Capital. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent FREIT is unable to refinance its indebtedness on acceptable terms, FREIT might need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $13 million credit line (of which $13 million was available as of October 31, 2020), and several of its loan agreements are required to meet or maintain certain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants. (See Note 5 to FREIT’s consolidated financial statements.)

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

Illiquidity of real estate investment: Real estate investments are relatively difficult to buy and sell quickly. Accordingly, the ability of FREIT to diversify its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT’s interests in its partially owned subsidiaries are subject to transfer constraints imposed under the operating agreements that govern FREIT’s investment in these partially owned subsidiaries.

Environmental problems may be costly: Both federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its shareholders. During the fiscal year ended October 31, 2019, FREIT conducted environmental audits for all of its properties. The environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require any further remediation pursuant to any applicable federal or state law or regulations.

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

ITEM 1BUNRESOLVED STAFF COMMENTS

None.

ITEM 2PROPERTIES

Portfolio of Investments: The following tables set forth certain information relating to each of FREIT's real estate investments in addition to the specific mortgages encumbering the properties.

Residential Apartment Properties as of October 31, 2020:

Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/20	Average Monthly Rent per Unit @ 10/31/20*	Average Monthly Rent per Unit @ 10/31/19*	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)
Berdan Court (1) Wayne, NJ	1965	176	95.7%	$1,909	$1,873	$28,815 (6)	$1,530
Regency Club Middletown, NY	2014	132	96.8%	$1,754	$1,706	$15,255	$18,260
Steuben Arms River Edge, NJ	1975	100	95.8%	$1,698	$1,629	$9,789	$706
Westwood Hills (2) Westwood Hills, NJ	1994	210	93.9%	$2,016	$1,936	$25,000 (7)	$8,537
Boulders (3) Rockaway, NJ	2006	129	94.1%	$2,157	$2,146	$15,050	$14,895
Icon (4) Baltimore, Maryland	2016	379	91.5%	$2,295	$2,145	$65,186 (8)	$84,294
Station Place (5) Red Bank, NJ	2017	45	96.7%	$2,848	$2,975	$12,181	$18,766

* Average monthly rent per unit excludes the impact of rent concessions and abatements. The average monthly rent per unit at October 31, 2019 has been adjusted for comparability purposes to conform to the presentation at October 31, 2020.

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

(5) Station Place is 100% owned by Station Place on Monmouth, LLC, which is 100% owned by FREIT.

(6) On August 26, 2019, Berdan Court, LLC (“Berdan Court”), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This loan has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. (See Note 5 to FREIT’s consolidated financial statements.)

(7) On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 to FREIT’s consolidated financial statements for additional details in regards to the lis pendens.) This loan is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend by two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. (See Note 5 to FREIT’s consolidated financial statements.)

(8) On February 7, 2018, Grande Rotunda, LLC ("Grande Rotunda"), refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. On November 5, 2020, Grande Rotunda elected to exercise the first extension option on this loan to extend the initial maturity date from February 6, 2021 until February 6, 2022. In order to extend the maturity due date Grande Rotunda must satisfy the following conditions: (a) pay to lender an extension fee of 0.2% of the extended loan balance; (b) certify that node fault or events of default exist; (c) extend the interest rate cap to expire on February 6, 2022; and (d) allow lender to obtain an updated appraisal of the property. The principal balance of the amount of the loan to be extended must not exceed a loan-to-value of 62.5%. To the extent the loan-to-value exceeds the 62.5% limit, the loan must be brought into balance via a loan reduction or by other means satisfactory to the Lender. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. At October 31, 2020, the total amount outstanding on this loan was approximately $118.5 million. Approximately 55% of this outstanding loan balance was allocated to the residential segment based on the appraisal. (See Note 5 to FREIT’s consolidated financial statements.)

Commercial Properties as of October 31, 2020:**

Property & Location	Year Acquired	Leasable Space-Approximate Sq. Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/20	Average Annualized Rent per Sq. Ft. @ 10/31/20*	Average Annualized Rent per Sq. Ft. @ 10/31/19 *	Mortgage Balance ($000)	Depreciated Cost of Land, Buildings & Equipment ($000)
Glen Rock, NJ	1962	4,672	100.0%	$18.64	$24.30	None (1)	$64
Franklin Crossing Franklin Lakes, NJ	1966 (2)	87,661	90.7%	$21.20	$21.87	None (1)	$6,518
Westwood Plaza Westwood, NJ	1988	174,275	86.3%	$11.31	$13.28	$18,695	$7,078
Westridge Square (3) Frederick, MD	1992	252,733	90.9%	$13.01	$13.01	$21,775 (7)	$12,528
Preakness Center (4) Wayne, NJ	2002	322,142	58.7%	$15.26	$18.51	$23,336	$24,076
Damascus Center (5) Damascus, MD	2003	143,815	89.2%	$20.61	$22.57	$18,824	$25,438
The Rotunda (6) Baltimore, MD	2005	294,500	80.9%	$25.36	$28.41	$53,334 (8)	$55,912
Rockaway, NJ	1964/1963	1 Acre Land lease	100.0%	N/A	N/A	None	$114

* Average annualized rent per sq. ft. includes the impact of straight-line rent escalations and the amortization of rent concessions and abatements.

** See Note 16 to FREIT's consolidated financial statements for additional details in regards to the impact of the COVID-19 pandemic on rents from commercial tenants.

(1) Security for draws against FREIT's Credit Line. (See Note 5 to FREIT’s consolidated financial statements for additional details.)
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

(7) On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with an outstanding balance of approximately $22.5 million, for twelve months. The extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020 which was extended to November 1, 2020. This loan has been further extended with a new maturity date of January 31, 2021 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension of this loan. (See Note 5 to FREIT’s consolidated financial statements.)

(8) On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”), refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. On November 5, 2020, Grande Rotunda elected to exercise the first extension option on this loan to extend the initial maturity date from February 6, 2021 until February 6, 2022. In order to extend the maturity due date Grande Rotunda must satisfy the following conditions: (a) pay to lender an extension fee of 0.2% of the extended loan balance; (b) certify that no default or events of default exist; (c) extend the interest rate cap to expire on February 6, 2022; and (d) allow lender to obtain an updated appraisal of the property. The principal balance of the amount of the loan to be extended must not exceed a loan-to-value of 62.5%. To the extent the loan-to-value exceeds the 62.5% limit, the loan must be brought in to balance via a loan reduction or by other means satisfactory to the Lender. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. At October 31, 2020, the total amount outstanding on this loan was approximately $118.5 million. Approximately 45% of this outstanding loan balance was allocated to the residential segment based on the appraisal. (See Note 5 to FREIT’s consolidated financial statements.)

Supplemental Segment Information:

Commercial lease expirations at October 31, 2020 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending October 31,	Number of Expiring Leases	Expiring Leases Sq. Ft.	Percent of Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	12	15,252	1.5%	$383,015	$25.11
2021	26	112,439	11.3%	$2,511,308	$22.33
2022	25	249,503	25.1%	$2,621,261	$10.51
2023	27	74,123	7.4%	$2,214,235	$29.87
2024	21	91,065	9.1%	$2,034,396	$22.34
2025	14	42,680	4.3%	$1,086,415	$25.45
2026	14	92,668	9.3%	$1,600,069	$17.27
2027	10	69,295	7.0%	$1,581,028	$22.82
2028	14	45,301	4.6%	$1,237,094	$27.31
2029	11	95,101	9.6%	$1,704,325	$17.92
2030	4	59,224	5.9%	$864,060	$14.59
2031	1	17,550	1.8%	$403,650	$23.00
2032	3	26,846	2.7%	$534,876	$19.92
2033	1	4,365	0.4%	$135,315	$31.00

Vacant Land as of October 31, 2020:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)	All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its revenue from any single lease agreement.

In Fiscal 2020, 2019 and 2018, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within both the residential and commercial segment, the Rotunda property in Baltimore, Maryland, accounted for 31.3% for Fiscal 2020, 29.3% for Fiscal 2019 and 26.8% for Fiscal 2018 of total consolidated revenue.

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

FREIT and its subsidiaries’ commercial properties have seventeen (17) anchor/major tenants, which account for approximately 62.9% of the space leased. The balance of the space is leased to one hundred sixty (160) satellite and office tenants. The following table lists the anchor/major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leasable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	252,733	Burlington Stores, Inc. (5)	18
Frederick, MD			H-Mart
			Gold's Gym
Franklin Crossing	(SC)	87,661	Stop & Shop	16
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,275	Kmart Corp	12
Westwood, NJ			TJMaxx
Preakness Center (1)	(SC)	322,142	Stop & Shop	26
Wayne, NJ			CVS
			Annie Sez
			T-Bowl (4)
			Wayne Movietown (4)
Damascus Center (2)	(SC)	143,815	Safeway Stores	24
Damascus, MD
The Rotunda (3)	(O)	137,307	iHeartMedia+Entertainment, Inc. (f/k/a Clear Channel Broadcasting Inc.)	41
Baltimore, MD			The Association of Universities For Research in Astronomy, Inc.

	(SC)	157,193	Walgreen Corporation	21
			Mom's Organic Market
			Brick Bodies

Glen Rock, NJ	(SC)	4,672	—	2

(1) FREIT has a 40% interest in this property.
(2) FREIT has a 70% interest in this property.
(3) FREIT has a 60% interest in this property.

(4) Tenants were shutdown in Fiscal 2020 due to the COVID-19 impact and have either resumed operations at a low capacity or not yet re-opened. See Note 16 to FREIT's consolidated financial statements and “Renewal of leases and Reletting of Space” for additional details.

(5) Burlington Stores, Inc. has not exercised its option to renew its lease which is set to expire on November 30, 2021. FREIT’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $1 million on an annualized basis. The Company is currently in discussions with another tenant for this space. See “Renewal of leases and Reletting of Space” for additional details.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 80.6%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The lower average occupancy level is attributed to general retail struggles as well as the impact of the COVID-19 pandemic on retail business in Fiscal 2020, making it difficult to attract and retain tenants due to the financial hardship driven by the mandated shutdowns and continued restrictions imposed upon them.

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 94.6% occupancy rate with respect to FREIT’s available apartment units, excluding occupancy at the Pierre Towers property which was converted to a TIC and deconsolidated from FREIT’s operating results as of February 28, 2020.

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

The Purchaser has filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement. The lis pendens provides notice to the public of the Complaint. Pending the resolution of this litigation, the filing of the lis pendens will adversely affect the future sale or financing of those properties.

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

In connection with these counterclaims, the Answer seeks the following relief from the Court: (a) liquidated damages in the amount of $15 million, as provided in the Purchase and Sale Agreement; (b) in the alternative to the liquidated damages provided for in the Purchase and Sale Agreement, money damages in an amount to be determined at trial; (c) interest, attorneys’ fees and costs associated with the defense of the Purchaser’s claims and the prosecution of the Sellers’ counterclaims against the Purchaser, as provided for in the Purchase and Sale Agreement; (d) judgment declaring that the Sellers properly terminated the Purchase and Sale Agreement due to the Purchaser’s default thereunder; (e) judgment declaring that the Purchaser must authorize the escrow agent to release the $15 million deposit to the Sellers; and (f) such other relief as the Court deems just and equitable. (See Note 14 to FREIT’s consolidated financial statements for further details.)

Except as disclosed in the preceding paragraphs, there are no other material pending legal proceedings to which FREIT is a party, or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT's business including various tenancy and related matters. Except for the environmental conditions involving remediation disclosed in “Item 1(c) Narrative Description of Business - Impact of Governmental Laws and Regulations on Registrant’s Business; Environmental Matters,” there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR FREIT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest

Beneficial interests in FREIT are represented by shares without par value (the “Shares”). The Shares represent FREIT’s only authorized issued and outstanding class of equity. As of January 29, 2021, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2020
First Quarter	$24.50	$25.45
Second Quarter	$17.76	$18.00
Third Quarter	$14.50	$15.00
Fourth Quarter	$13.21	$14.49

	Bid	Asked
Fiscal Year Ended October 31, 2019
First Quarter	$15.80	$16.50
Second Quarter	$16.75	$17.50
Third Quarter	$17.25	$18.40
Fourth Quarter	$17.25	$18.20

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the Board. Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. For Fiscal 2020, FREIT did not pay/declare a dividend. For Fiscal 2019, FREIT paid/declared an annual dividend of $0.60 per share. In Fiscal 2018 and Fiscal 2017, FREIT paid/declared an annual dividend of $0.15 per share for each fiscal year. For Fiscal 2016, FREIT paid/declared an annual dividend of $1.20 per share.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Shareholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6SELECTED FINANCIAL DATA

The selected consolidated financial data for FREIT for each of the five (5) fiscal years in the period ended October 31, 2020 are derived from financial statements herein or previously filed financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and with FREIT’s consolidated financial statements and related notes included in this Annual Report.

BALANCE SHEET DATA:
As At October 31,	2020	2019	2018	2017	2016
	(In Thousands)
Total assets	$355,215	$390,618	$392,073	$372,957	$367,971

Mortgages payable, gross	$307,240	$352,790	$350,504	$323,435	$329,719

Common equity	$34,902	$15,715	$21,488	$17,838	$2,834

Weighted average shares outstanding:
Basic	6,992	6,940	6,883	6,833	6,783
Diluted	6,994	6,940	6,883	6,833	6,784

INCOME STATEMENT DATA:
Years Ended October 31,	2020	2019	2018	2017	2016
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue from real estate operations	$52,727	$60,277	$57,997	$51,634	$46,254

Expenses:
Real estate operating expenses	22,922	26,062	24,883	26,233	21,797
Special Committee third party advisory, legal and other expenses	4,606	1,416	—	—	—
Lease termination fee	—	—	—	620	—
General and administrative expenses	3,821	2,633	2,305	2,129	2,034
Depreciation	10,341	11,339	11,515	10,669	7,852
Tenant improvement write-off due to COVID-19	7,277	—	—	—	—
Total expenses	48,967	41,450	38,703	39,651	31,683

Operating income	3,760	18,827	19,294	11,983	14,571

Investment income	204	360	267	206	150
Unrealized (loss) gain on interest rate cap contract	—	(160)	72	—	—
Gain on sale of property	—	836	—	15,395	314
Loan prepayment costs relating to property sale	—	—	—	(1,139)	—
Gain on deconsolidation of subsidiary	27,680	—	—	—	—
Loss on investment in tenancy-in-common	(202)	—	—	—	—
Interest expense including amortization
of deferred financing costs	(14,122)	(18,070)	(18,667)	(15,762)	(11,936)
Net income	17,320	1,793	966	10,683	3,099

Net loss (income) attributable to noncontrolling interests in subsidiaries	3,233	(6)	517	2,433	(94)
Net income attributable to common equity	$20,553	$1,787	$1,483	$13,116	$3,005

Earnings per share - basic and diluted	$2.94	$0.26	$0.21	$1.92	$0.44

Cash dividends declared per common share	$—	$0.60	$0.15	$0.15	$1.20

ITEM 7MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties, governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and on-going negative effects of the COVID-19 pandemic on our properties and tenants, and generally on our real estate assets and the real estate markets in which we operate, and the global, U.S. and local economies (see Special Note below). The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

Special Note Regarding the COVID-19 Pandemic:

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus, known as COVID-19 (“COVID-19”), a pandemic. The full extent of the effects of the COVID-19 pandemic, including the full extent of its effects on the global, U.S., and local economies, and on FREIT and our business, operating results, financial condition, properties, and tenants, cannot yet be known. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty, including the scope and duration of the pandemic, actions taken by governmental authorities and other third parties in response to the pandemic and the effects thereof, and the other factors discussed above and throughout this report. The uncertain future development of the COVID-19 pandemic could materially and adversely further affect FREIT and our business, operating results, financial condition, liquidity, and our properties and tenants.

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

COVID-19 Pandemic: The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. While some of these orders had been fully or partially lifted from earlier this year, the U.S. is experiencing a second wave of this pandemic. Many of our commercial tenants have not been able to open or resume operations at full capacity due to continued restrictions imposed upon them. As the impact of the pandemic has been evolving, it continues to cause uncertainty and volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which was the highest recorded rate since the Great Depression. Since April 2020, the U.S unemployment rate has declined to 6.9% as of October 2020, as many businesses continue to reopen and rehire employees following many of the COVID-19 mandated shutdown orders. However, the jobless rate remains well above the pre-pandemic levels of about 3.5%. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to continue until such time as government shutdown orders are fully lifted, and business operations and commercial activity can fully resume. The lifting of all government shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. With the exception of the Icon at the Rotunda property, the annual average occupancy rates were approximately 93.9% or higher for the fiscal year ended October 31, 2020. The tenants at these properties, for the most part, continue to pay their rent. The occupancy rate at the Icon has declined to an average occupancy rate of 91.5% for the fiscal year ended October 31, 2020 as compared to 95.1% for the fiscal year ended October 31, 2019. This decline in occupancy rate is primarily attributed to tenants attending Johns Hopkins University, which is in close proximity to the Icon. Approximately 30% of our tenants at this property attend Johns Hopkins University. In response to the COVID-19 pandemic, Johns Hopkins University only offered online classes for the fall semester which resulted in a loss of these tenants at our property.

At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been and continue to be adversely affected by the mandated shutdowns or continued imposed restrictions. The overall average cash realization for the commercial properties, based on monthly billings as compared to monthly cash collections from April through October 2020, was approximately 74%. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. During the fiscal year ended October 31, 2020, rental revenue deemed uncollectible of approximately $1.4 million (with a consolidated impact to FREIT of approximately $0.9 million) was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. Additionally, FREIT incurred an increase in expense for the reserve of uncollectible rents of approximately $0.3 million (with a consolidated impact to FREIT of approximately $0.2 million) for the year ended October 31, 2020. As of October 31, 2020, FREIT has applied approximately $387,000 of security deposits from its commercial tenants to outstanding receivables due. On a case by case basis, FREIT has offered some commercial tenants deferrals of rent and rent abatements over a specified time period totaling approximately $206,000 and $238,000, respectively, (with a consolidated impact to FREIT of approximately $192,000 and $156,000, respectively) through fiscal year ended October 31, 2020. FREIT currently remains in active discussions and negotiations with these impacted retail tenants. Additionally, Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. As a result of the rejection of this lease, uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million were reversed against revenue, and unamortized leasing commissions in the amount of approximately $0.2 million were written off and fully expensed in Fiscal 2020 resulting in a net impact of approximately $0.9 million (with a consolidated impact to FREIT of approximately $0.5 million) to net income for the year ended October 31, 2020. Tenant improvements related to the Cobb Theatre with a net book value of approximately $7.3 million (with a consolidated impact to FREIT of approximately $4.4 million) as of October 31, 2020 were deemed to be impaired, written off and charged to operations in the consolidated statement of income for the fiscal year ended October 31, 2020. Until this space is re-leased, FREIT’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.7 million) on an annualized basis. (see Note 16 for additional details).

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, we were granted debt payment relief from certain of our lenders on the retail properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of October 31, 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheet as of October 31, 2020. (See Note 5 for additional details).

During Fiscal 2020, we have experienced a positive cash flow from operations, excluding corporate expenses such as Special Committee third party advisory, legal and other expenses paid of approximately $5.1 million and deferred compensation in the amount of $5 million paid to two retired trustees. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of October 31, 2020 of approximately $36.9 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 5) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-K. In an effort to further preserve cash flow, the Board of Trustees reduced all fees, salaries and retainers payable to our executive officers and members of the Board of Trustees by up to 30% from May 1, 2020 through the end of Fiscal 2020. Additionally, in an effort to keep costs lower while the Company has experienced a loss of revenues at the commercial properties and to adjust to the difficulty in hiring contractors due to these imposed COVID-19 restrictions and mandates, the Company has deferred non-essential maintenance projects across all properties during Fiscal 2020. This has resulted in a cost savings of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.8 million) across the entire FREIT portfolio as compared to Fiscal 2019.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. (See “Item 1A. Risk Factors” for additional details.) However, we believe the actions we have taken and continue to take will help minimize interruptions to our operations and will put us in the best position to participate in the economic recovery as the recovery occurs. FREIT will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel.

Residential Properties: While our residential properties continue to generate positive cash flow, the impact COVID-19 may have on these properties over the next year is uncertain and will depend on the duration of the pandemic and the recovery of the economy.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT’s retail tenants, which could have an adverse impact on FREIT. As restrictions continue to evolve, the impact COVID-19 may have on the operating and financial performance of our commercial properties over the next year is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants and the magnitude and duration of the pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs, including rent.

Burlington Coat Factory, which does business as a retail tenant at the Westridge Square Shopping Center located in Frederick, Maryland, has not exercised its option to renew its lease which is set to expire on November 30, 2021 (in Fiscal 2022). FREIT’s operating results will be adversely impacted by the loss of base rent and additional rent of approximately $1 million on an annualized basis from this tenant. The Company is currently engaged in discussions with another tenant for this space; however, there can be no assurances that a new lease will be entered into with this prospective tenant.

Special Committee: On March 28, 2019, FREIT announced that its Board had established a Special Committee to explore strategic alternatives focusing on maximizing shareholder value. The Special Committee was comprised solely of independent Trustees and was charged with exploring potential strategic transactions involving FREIT, including, without limitation, a potential sale of FREIT, a business combination involving FREIT or other alternatives for maximizing shareholder value, and determining whether a potential strategic transaction was in the best interests of FREIT and its shareholders. The members of the Special Committee were Ronald J. Artinian, Richard J. Aslanian, David F. McBride and Justin F. Meng, who served as the Chairman of the Special Committee. The Special Committee approved a transaction to sell six (6) apartment properties which was not completed. (See Note 14 of FREIT’s consolidated financial statements for further details). On May 7, 2020, the Board approved the elimination of the Special Committee as a committee of the Board.

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

As of the year ended October 31, 2020, the $15 million deposit has not been included in income in the accompanying consolidated statement of income. (See Note 14 to FREIT’s consolidated financial statements for further details.)

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

While the Plan of Liquidation received shareholder approval, the Plan of Liquidation did not become effective as the Trust terminated the Purchase and Sale Agreement by written notice delivered to the Purchaser on April 30, 2020, and the transactions contemplated thereby were not consummated. Accordingly the Trust did not proceed with the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets as contemplated by the Plan of Liquidation that was adopted by the Board on January 14, 2020. (See Note 15 to FREIT’s consolidated financial statements for further details.)

Amendment to Management Agreement: On January 14, 2020, in connection with entering into the Purchase and Sale Agreement, FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement dated as of November 1, 2001 between FREIT and Hekemian. The First Amendment would become effective if, and only if, the Plan of Liquidation became effective. Since the Plan of Liquidation will not become effective due to the termination of the Purchase and Sale Agreement, the First Amendment will not become effective. (See Note 8 to FREIT’s consolidated financial statements for further details.)

Debt Financing Availability: Financing has been available to FREIT and its affiliates. The lis pendens filed in connection with the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT’s ability to refinance certain of its residential properties.

On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”) refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 8 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. As part of this transaction, Grande Rotunda purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of October 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 2.99%. On November 5, 2020, Grande Rotunda elected to exercise the first extension option on this loan to extend the initial maturity date from February 6, 2021 until February 6, 2022. In order to extend the maturity due date Grande Rotunda must satisfy the following conditions: (a) pay to lender an extension fee of 0.2% of the extended loan balance; (b) certify that no default or events of default exist; (c) extend the interest rate cap to expire on

February 6, 2022; and (d) allow lender to obtain an updated appraisal of the property. The principal balance of the amount of the loan to be extended must not exceed a loan-to-value of 62.5%. To the extent the loan-to-value exceeds the 62.5% limit, the loan must be brought in to balance via a loan reduction or by other means satisfactory to the Lender. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. (See Notes 5 and 6 to FREIT’s consolidated financial statements for further details).

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 to FREIT’s consolidated financial statements for additional details.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of October 31, 2020, approximately $25,000,000 of this loan was drawn and outstanding. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan, secured by the Westridge Square shopping center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020 which was extended to November 1, 2020. This loan has been further extended with a new maturity date of January 31, 2021 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension of this loan. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

In accordance with the loan agreement for each of the loans described above, FREIT may be required to meet or maintain certain financial covenants throughout the term of the loan.

Operating Cash Flow: FREIT expects that cash provided by operating activities will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this Form 10K report.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as of October 31, 2020 and 2019, and for the years ended October 31, 2020, 2019 and 2018. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

Results of Operations:

Fiscal Years Ended October 31, 2020 and 2019

Summary revenues and net income for the fiscal years ended October 31, 2020 (“Fiscal 2020”) and October 31, 2019 (“Fiscal 2019”) are as follows:

	Years Ended October 31,
	2020	2019	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$24,089	$27,122	$(3,033)
Residential properties	28,638	33,155	(4,517)
Total real estate revenues	52,727	60,277	(7,550)

Operating expenses:
Real estate operating expenses	22,922	26,062	(3,140)
Special Committee third party advisory, legal and other expenses	4,606	1,416	3,190
General and administrative	3,821	2,633	1,188
Depreciation	10,341	11,339	(998)
Tenant improvement write-off due to COVID-19	7,277	—	7,277
Total operating expenses	48,967	41,450	7,517

Operating income	3,760	18,827	(15,067)

Investment income	204	360	(156)
Unrealized (loss) gain on interest rate cap contract	—	(160)	160
Gain on sale of property	—	836	(836)
Gain on deconsolidation of subsidiary	27,680	—	27,680
Loss on investment in tenancy-in-common	(202)	—	(202)
Financing costs	(14,122)	(18,070)	3,948
Net income	17,320	1,793	15,527

Net loss (income) attributable to noncontrolling
interests in subsidiaries	3,233	(6)	3,239
Net income attributable to common equity	$20,553	$1,787	$18,766

Earnings per share - basic and diluted:	$2.94	$0.26	$2.68

Weighted average shares outstanding:
Basic	6,992	6,940
Diluted	6,994	6,940

Real estate revenue for Fiscal 2020 decreased 12.5% to $52,727,000 compared to $60,277,000 for Fiscal 2019. The decline in revenue was primarily attributable to the following: (a) a decline in revenue of approximately $5 million resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020; (b) a reduction in total revenue in the amount of approximately $1.1 million, which includes the write-off of straight-line rent in the amount of approximately $0.4 million, as compared to Fiscal 2019 due to the rejection of the lease for the Cobb Theatre at the Rotunda retail property as of June 30, 2020 resulting from the Cobb Theatre bankruptcy filing; (c) a reduction in total revenue in the amount of approximately $1.4 million as compared to Fiscal 2019 due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue primarily attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; (d) a decline in total revenue of approximately $0.4 million driven by a decline in the annual average occupancy rate for the commercial properties from 81.5% in Fiscal 2019 to 79.7% in Fiscal 2020; (e) a decrease in revenue of approximately $0.2 million attributed to commercial rent abatements resulting from the COVID-19 pandemic; offset by (f) an increase in the residential segment of approximately $0.5 million driven by insurance reimbursements received in Fiscal 2020 related to a fire at each of the Pierre Towers and Icon properties and an increase in base rent at most of these properties.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2020 was $20,553,000 ($2.94 per share basic and diluted), compared to $1,787,000 ($0.26 per share basic and diluted) for Fiscal 2019 primarily as a result of the non-cash gain on the deconsolidation of a subsidiary (See Note 17 to FREIT’s consolidated financial statements for additional details).

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2020 and Fiscal 2019:

NON-GAAP NET INCOME COMPONENTS

	Years Ended October 31,
	2020	2019	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$12,755	$15,427	$(2,672)
Residential properties	17,050	18,788	(1,738)
Total income from real estate operations	29,805	34,215	(4,410)

Financing costs:
Fixed rate mortgages	(7,401)	(8,953)	1,552
Floating rate mortgages	(5,303)	(7,384)	2,081
Other - Corporate interest	(329)	(594)	265
Mortgage cost amortization	(1,089)	(1,139)	50
Total financing costs	(14,122)	(18,070)	3,948

Investment income	204	360	(156)
Unrealized loss on interest rate cap contract	—	(160)	160

General & administrative expenses:
Accounting fees	(558)	(654)	96
Legal and professional fees	(1,074)	(135)	(939)
Trustees and consultant fees	(1,205)	(1,164)	(41)
Stock option expense	(46)	(124)	78
Corporate expenses	(938)	(556)	(382)
Total general & administrative expenses	(3,821)	(2,633)	(1,188)

Special Committee third party advisory, legal and other expenses	(4,606)	(1,416)	(3,190)
Depreciation	(10,341)	(11,339)	998
Loss on investment in tenancy-in-common	(202)	—	(202)
Adjusted net (loss) income	(3,083)	957	(4,040)

Tenant improvement write-off due to COVID-19	(7,277)	—	(7,277)
Gain on sale of property	—	836	(836)
Gain on deconsolidation of subsidiary	27,680	—	27,680
Net income	17,320	1,793	15,527

Net loss (income) attributable to noncontrolling
interests in subsidiaries	3,233	(6)	3,239
Net income attributable to common equity	$20,553	$1,787	$18,766

Adjusted net loss for Fiscal 2020 was $3,083,000 (($0.44) per share basic and diluted) compared to net income of $957,000 ($0.14 per share basic and diluted) for Fiscal 2019. Adjusted net loss/income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on deconsolidation of the Pierre Towers property in Fiscal 2020; a tenant improvement write-off due to COVID-19 in Fiscal 2020; and a gain related to the sale of the property in Patchogue, New York in Fiscal 2019.

The adjusted net loss for Fiscal 2020 was primarily driven by the following: (a) an increase in Special Committee third party advisory, legal and other expenses incurred of approximately $3.2 million; (b) a reduction in total revenue, excluding the impact of the conversion of the Pierre property to a TIC, in the amount of approximately $2.8 million (with a consolidated impact to FREIT of approximately $1.5 million) as explained above; (c) an increase in General & Administrative (“G&A”) expenses of approximately $1.2 million primarily driven by an increase in legal costs of approximately $1 million attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC and an increase of approximately $0.3 million in lender and legal fees related to the conversion of the Pierre Towers partnership to a TIC in Fiscal 2020; (d) an increase in expense for the reserve of uncollectible rents of approximately $0.4 million (with a consolidated impact to FREIT of approximately $0.3 million) primarily resulting from the COVID-19 pandemic impact on certain commercial non-essential tenants due to mandated shutdowns and imposed restrictions; (e) an increase in leasing costs due to the Cobb Theatres’ rejection of its lease in the amount of approximately $0.2 million; offset by (f) a decrease in financing costs of approximately $2.7 million (with a consolidated impact to FREIT of approximately $1.8 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $1.3 million in interest expense), primarily attributed to the decline in interest rates on variable mortgage loans; and (g) a decline in repairs and maintenance expense of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.8 million) due to the deferral of non-essential maintenance projects across all properties in Fiscal 2020 in an effort to keep such costs lower while the Company has experienced a loss of revenues at the commercial properties and to adjust to the difficulty in hiring contractors due to imposed COVID-19 restrictions and mandates. See Note 17 to FREIT’s consolidated financial statements for further details on the deconsolidation of the Pierre Towers property to a TIC. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2020, as compared to Fiscal 2019 (See below for definition of NOI):

	Commercial					Residential						Combined
	Years Ended October 31,			Increase (Decrease)		Years Ended October 31,				Increase (Decrease)		Years Ended October 31,
	2020	2019		$	%	2020		2019		$	%	2020	2019
	(In Thousands)					(In Thousands)						(In Thousands)
Rental income	$18,769	$20,324		$(1,555)	-7.7%	$27,812		$32,592		$(4,780)	-14.7%	$46,581	$52,916
Reimbursements	5,690	6,295		(605)	-9.6%	150		134		16	11.9%	5,840	6,429
Other	27	73		(46)	-63.0%	676		449		227	50.6%	703	522
Total revenue	24,486	26,692		(2,206)	-8.3%	28,638		33,175		(4,537)	-13.7%	53,124	59,867

Operating expenses	11,334	11,694		(360)	-3.1%	11,588		14,368		(2,780)	-19.3%	22,922	26,062
Net operating income	$13,152	$14,998		$(1,846)	-12.3%	$17,050		$18,807		$(1,757)	-9.3%	30,202	33,805
Gain on sale of property	$—	$836		$(836)	-100.0%	$—		$—		$—	0.0%	—	836

Average Occupancy %	79.7%	81.5%	*		-1.8%	94.0	%**	95.6	%**		-1.6%

			Reconciliation to consolidated net income-common equity:
			Deferred rents - straight lining									(397)	410
			Investment income									204	360
			Unrealized loss on interest rate cap contract									—	(160)
			Special Committee third party advisory, legal and other expenses									(4,606)	(1,416)
			Gain on deconsolidation of subsidiary									27,680	—
			Loss on investment in tenancy-in-common									(202)	—
			General and administrative expenses									(3,821)	(2,633)
			Depreciation									(10,341)	(11,339)
			Tenant improvement write-off due to COVID-19									(7,277)	—
			Financing costs									(14,122)	(18,070)
			Net income									17,320	1,793
			Net loss (income) attributable to noncontrolling interests in subsidiaries									3,233	(6)
			Net income attributable to common equity									$20,553	$1,787

*Average occupancy rate excludes the Patchogue, New York property as the property was sold in February 2019.

**Average occupancy rate excludes the Pierre Towers property from all periods presented as the property was deconsolidated and converted to a TIC effective February 28, 2020.

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI.

Same Property NOI: FREIT considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT defines same property within both the commercial and residential segments to be those properties that FREIT has owned and operated for both the current and prior periods presented, excluding those properties that FREIT acquired or redeveloped during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment but may still be in operation at less than full capacity, and/or any property that has been sold or deconsolidated is not considered same property.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2020 decreased by 8.3% and 12.3%, respectively, as compared to Fiscal 2019. The decline in revenue for Fiscal 2020 was primarily attributable to the following: (a) a reduction in revenue as compared to Fiscal 2019 resulting from Cobb Theatre’s rejection of its lease due to the Cobb Theatre bankruptcy filing as of June 30, 2020 at the Rotunda retail property in the amount of approximately $0.7 million (excluding the straight-line rent receivable write-off of approximately $0.4 million); (b) a reduction in total revenue in the amount of approximately $1.2 million (excluding the straight-line rent receivable write-off of approximately $0.2 million) as compared to Fiscal 2019 due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue primarily attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; (c) a decrease in revenue of approximately $0.2 million attributed to commercial rent abatements resulting from the COVID-19 pandemic; and (d) the remainder of the decline of approximately $0.1 million attributed to the 1.8% decrease in the average annual occupancy rate in Fiscal 2020 as compared to Fiscal 2019. The decline in NOI for Fiscal 2020 was primarily attributable to the following: (a) a decrease in revenue of approximately $2.2 million as explained above; (b) an increase in expense for the reserve of uncollectible rents of approximately $0.3 million primarily resulting from the COVID-19 pandemic impact; (c) a write-off of unamortized leasing costs related to Cobb Theatres’ rejection of its lease in the amount of approximately $0.2 million; offset by (d) a decline in repairs and maintenance expense of approximately $0.7 million due to the deferral of non-essential maintenance projects across all properties in Fiscal 2020 in an effort to keep such costs lower while the Company has experienced a loss of revenues at the commercial properties and to adjust to the difficulty in hiring contractors due to imposed COVID-19 restrictions and mandates.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) The Patchogue property was excluded from same property results for Fiscal 2020 and 2019 because this property was sold in February 2019. Same property revenue and NOI for Fiscal 2020 decreased by 8.3% and 12.9%, respectively, as compared to Fiscal 2019. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2020.

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	10	20,619	$27.75	$32.07	-13.5%	$—	$0.36

Non-comparable leases	1	1,730	$14.63	N/A	N/A	$—	$0.80

Total leasing activity	11	22,349

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	1	444	$35.87	$32.08	11.8%	$—	$0.68

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	1	444

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

RESIDENTIAL SEGMENT

FREIT currently operates seven (7) multi-family apartment buildings or complexes totaling 1,171 apartment units. On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC, and the deconsolidation (as of February 28, 2020) of the subsidiary is not the result of a nonreciprocal transfer to owners, a gain on deconsolidation in the amount of approximately $27.7 million was recognized in the accompanying consolidated statement of income for the year ended October 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities. (See Note 17 to FREIT’s consolidated financial statements for further details.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2020 decreased by 13.7% and 9.3%, respectively, as compared to Fiscal 2019. The decline in revenue for Fiscal 2020 was primarily attributable to the following: (a) a decline in revenue of approximately $5 million resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020; offset by (b) insurance reimbursements received in Fiscal 2020 of approximately $0.3 million; and (c) a slight increase in base rents at most properties of approximately $0.2 million as compared to Fiscal 2019. The decline in NOI for Fiscal 2020 is primarily attributed the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results resulting in a decrease of approximately $2.2 million in NOI as compared to Fiscal 2019 offset by a decline in repairs and maintenance expense of approximately $0.4 million due to the deferral of non-essential maintenance projects across all properties in Fiscal 2020 in an effort to keep such costs lower while the Company has experienced a loss of revenues at the commercial properties and to adjust to the difficulty in hiring contractors due to imposed COVID-19 restrictions and mandates. Average occupancy for all residential properties for Fiscal 2020 decreased by approximately 1.6% over Fiscal 2019. The decline in the average occupancy rate is primarily driven by the decline in the average occupancy rate at the Icon to an average occupancy rate of 91.5% for Fiscal 2020 as compared to 95.1% for Fiscal 2019. This decline in occupancy rate is primarily attributed to tenants attending the Johns Hopkins University, which is in close proximity to the Icon and represents approximately 30% of our tenants at this property. In response to the COVID-19 pandemic, Johns Hopkins University only offered online classes for the fall semester which resulted in a loss of these tenants at our property.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Pierre Towers property was excluded from same property results for both fiscal years since this property was deconsolidated and converted to a TIC as of February 28, 2020. Same property revenue and NOI increased by 0.9% and 1.7%, respectively, from Fiscal 2019. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2020 and Fiscal 2019 were $1,953 and $1,914, respectively. For comparability purposes, the average residential rent for Fiscal 2019 has been restated to include the impact of Station Place and excludes the impact of the Pierre Towers due to the deconsolidation and conversion to a TIC in Fiscal 2020. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $274,000 and $258,000, respectively.

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

FINANCING COSTS

	Years Ended October 31,
	2020	2019
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$7,401	$8,763
New	—	190
Variable rate mortgages:
1st Mortgages
Existing	5,211	7,384
New	92	—
Other	329	594
Total financing costs, gross	13,033	16,931
Amortization of mortgage costs	1,089	1,139
Total financing costs, net	$14,122	$18,070

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2020 decreased by approximately $3,948,000 or 21.8%, compared to Fiscal 2019 which is attributable to the following: (a) a decline in interest on variable mortgage loans of approximately $2,081,000 resulting from lower interest rates; (b) the deconsolidation of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in net financing costs of approximately $1,289,000; (c) a decline in other interest expense of approximately $265,000 primarily resulting from the $5 million payment of deferred Trustee fees to two retired Trustees earlier in Fiscal 2020 and a decline in the ten (10)-year Treasury Bond interest rate as compared to Fiscal 2019; and (d) the remainder of the decrease of approximately $313,000 resulted from the decline in interest on fixed interest rate mortgages due to another year of loan amortization. (See Note 17 to FREIT’s consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

INVESTMENT INCOME

Investment income for Fiscal 2020 was $204,000 as compared to $360,000 for Fiscal 2019. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Trustee of FREIT, David B. Hekemian, a Trustee of FREIT, Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and certain other members of the immediate family of the late Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT) for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest. (See Note 8 to FREIT’s consolidated financial statements for additional details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for Fiscal 2020 was $3,821,000 as compared to $2,633,000 for Fiscal 2019. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees and corporate expenses. The increase in G&A costs for Fiscal 2020 was primarily driven by an increase in legal costs of approximately $960,000 resulting from the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC and an increase of approximately $300,000 in lender and legal fees related to the conversion of the Pierre Towers partnership to a TIC in Fiscal 2020. (See Note 17 to FREIT’s consolidated financial statements for additional details.)

SPECIAL COMMITTEE THIRD PARTY ADVISORY, LEGAL AND OTHER EXPENSES

Special Committee third party advisory, legal and other expenses for Fiscal 2020 was $4,606,000 as compared to $1,416,000 for Fiscal 2019. These expenses are primarily composed of advisory and legal fees incurred. On May 7, 2020, the Board approved the elimination of the Special Committee as a committee of the Board. (See Note 14 to FREIT’s consolidated financial statements for further details.)

DEPRECIATION

Depreciation expense from operations for Fiscal 2020 was $10,341,000 as compared to $11,339,000 for Fiscal 2019. The decline in depreciation expense for Fiscal 2020 was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results as of February 28, 2020. (See Note 17 to FREIT’s consolidated financial statements for further details.)

Fiscal Years Ended October 31, 2019 and 2018

Summary revenues and net income for Fiscal 2019 and the fiscal year ended October 31, 2018 (“Fiscal 2018”) are as follows:

	Years Ended October 31,
	2019	2018	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$27,122	$26,149	$973
Residential properties	33,155	31,848	1,307
Total real estate revenues	60,277	57,997	2,280

Operating expenses:
Real estate operating expenses	26,062	24,883	1,179
Special Committee third party advisory, legal and other expenses	1,416	—	1,416
General and administrative	2,633	2,305	328
Depreciation	11,339	11,515	(176)
Total operating expenses	41,450	38,703	2,747

Operating income	18,827	19,294	(467)

Investment income	360	267	93
Unrealized (loss) gain on interest rate cap contract	(160)	72	(232)
Gain on sale of property	836	—	836
Financing costs	(18,070)	(18,667)	597
Net income	1,793	966	827

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(6)	517	(523)
Net income attributable to common equity	$1,787	$1,483	$304

Earnings per share - basic and diluted:	$0.26	$0.21	$0.05

Weighted average shares outstanding:
Basic and diluted	6,940	6,883

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

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2019 and Fiscal 2018:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2019	2018	Change
	(thousands of dollars)
Income from real estate operations:
Commercial properties	$15,427	$14,288	$1,139
Residential properties	18,788	18,826	(38)
Total income from real estate operations	34,215	33,114	1,101

Financing costs:
Fixed rate mortgages	(8,953)	(10,248)	1,295
Floating rate mortgages	(7,384)	(5,368)	(2,016)
Floating rate - Rotunda construction loan	—	(1,321)	1,321
Credit line	—	(28)	28
Other - Corporate interest	(594)	(652)	58
Mortgage cost amortization	(1,139)	(1,050)	(89)
Total financing costs	(18,070)	(18,667)	597

Investment income	360	267	93
Unrealized (loss) gain on interest rate cap contract	(160)	72	(232)

General & administrative expenses:
Accounting fees	(654)	(544)	(110)
Legal & professional fees	(135)	(121)	(14)
Trustees and consultant fees	(1,164)	(989)	(175)
Stock option expense	(124)	(130)	6
Corporate expenses	(556)	(521)	(35)
Total general & administrative expenses	(2,633)	(2,305)	(328)

Special Committee third party advisory, legal and other expenses	(1,416)	—	(1,416)
Depreciation	(11,339)	(11,515)	176
Adjusted net income	957	966	(9)

Gain on sale of property	836	—	836
Net income	1,793	966	827

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(6)	517	(523)
Net income attributable to common equity	$1,787	$1,483	$304

Adjusted net income for Fiscal 2019 was $957,000 ($0.14 per share basic and diluted) compared to $966,000 ($0.14 per share basic and diluted) for Fiscal 2018. Adjusted net income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain related to the sale of the property in Patchogue, New York in Fiscal 2019. The slight decrease in adjusted net income for Fiscal 2019 was primarily driven by the following: (a) real estate tax credits and refunds related to the Icon at the Rotunda property in the amount of approximately $1.1 million received in Fiscal 2018 related to Fiscal 2017 (with a consolidated impact to FREIT of approximately $0.7 million); (b) Special Committee third party advisory, legal and other expenses incurred in Fiscal 2019 in the amount of approximately $1.4 million; (c) interest expense increase on the loan on the Rotunda property in the amount of approximately $0.6 million resulting primarily from an increase in interest rates as compared to the prior year; offset by (d) an increase in revenue of approximately $2.3 million as explained above and Fiscal 2018 being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of approximately $0.8 million) related to the Pierre Towers, LLC loan refinancing. (Refer to the segment disclosure below for a more detailed discussion on the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2019, as compared to Fiscal 2018:

	Commercial						Residential				Combined
	Years Ended October 31,				Increase (Decrease)		Years Ended October 31,		Increase (Decrease)		Years Ended October 31,
	2019		2018		$	%	2019	2018	$	%	2019	2018
	(In Thousands)						(In Thousands)				(In Thousands)
Rental income	$20,324		$19,379		$945	4.9%	$32,592	$31,283	$1,309	4.2%	$52,916	$50,662
Reimbursements	6,295		5,989		306	5.1%	134	104	30	28.8%	6,429	6,093
Other	73		96		(23)	-24.0%	449	541	(92)	-17.0%	522	637
Total revenue	26,692		25,464		1,228	4.8%	33,175	31,928	1,247	3.9%	59,867	57,392

Operating expenses	11,694		11,861		(167)	-1.4%	14,368	13,022	1,346	10.3%	26,062	24,883
Net operating income	$14,998		$13,603		$1,395	10.3%	$18,807	$18,906	$(99)	-0.5%	33,805	32,509
Gain on sale of property	$836		$—		$836	100.0%	$—	$—	$—	0.0%	836	—

Average Occupancy %	81.5	%*	80.6	%*		0.9%	95.2%	94.4%		0.8%

				Reconciliation to consolidated net income-common equity:
				Deferred rents - straight lining							410	605
				Investment income							360	267
				Unrealized (loss) gain on interest rate cap contract							(160)	72
				Special Committee third party advisory, legal and other expenses							(1,416)	—
				General and administrative expenses							(2,633)	(2,305)
				Depreciation							(11,339)	(11,515)
				Financing costs							(18,070)	(18,667)
				Net income							1,793	966
				Net (income) loss attributable to noncontrolling interests							(6)	517
				Net income attributable to common equity							$1,787	$1,483

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

Same Property NOI: FREIT considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT defines same property within both the commercial and residential segments to be those properties that FREIT has owned and operated for both the current and prior periods presented, excluding those properties that FREIT acquired or redeveloped during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment but may still be in operation at less than full capacity, and/or any property that has been sold or deconsolidated is not considered same property.

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

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property.) The Patchogue property was excluded from same property results for Fiscal 2019 and 2018 since this property was sold in February 2019. Same property revenue and NOI for Fiscal 2019 increased by 4.8% and 8.2%, respectively, as compared to Fiscal 2018. The changes resulted from the factors discussed in the immediately preceding paragraph.

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

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

RESIDENTIAL SEGMENT

FREIT currently operates eight (8) multi-family apartment buildings or complexes totaling 1,437 apartment units. On December 7, 2017, FREIT completed the acquisition of Station Place, a residential apartment complex consisting of one building with 45 units, located in Red Bank, New Jersey through Station Place on Monmouth, LLC (FREIT’s 100% owned consolidated subsidiary). FREIT identified Station Place as the replacement property for the Hammel Gardens property located in Maywood, New Jersey that FREIT sold on June 12, 2017, which completed the like-kind exchange pursuant to Section 1031 of the Internal Revenue Code (see Note 3 to FREIT’s consolidated financial statements for further details).

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

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property.) The Station Place property is not included as same property, since it is a newly acquired property that had been in operation for less than a year in Fiscal 2018. Same property revenue and NOI increased by 3.8% and decreased by 0.3%, respectively, from Fiscal 2018. Average occupancy for same properties increased by approximately 0.9% as compared to Fiscal 2018. The changes resulted from the factors discussed in the immediately preceding paragraph.

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

Total net financing costs for Fiscal 2019 decreased 3.2% as compared to Fiscal 2018 which was primarily driven by Fiscal 2018 being burdened by a $1.2 million loan prepayment cost (with a consolidated impact to FREIT of approximately $0.8 million) related to the Pierre Towers, LLC loan refinancing offset by an increase in Fiscal 2019 of approximately $0.6 million in interest expense on the Grande Rotunda, LLC loan resulting from an increase in the one-month LIBOR interest rate. (See Note 5 to FREIT’s consolidated financial statements for more details.)

INVESTMENT INCOME

Investment income for Fiscal 2019 was $360,000 as compared to $267,000 for Fiscal 2018. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian employees, including, Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Trustee of FREIT, David B. Hekemian, a Trustee of FREIT, Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and certain other members of the immediate family of the late Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT) for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest, and for their equity investments (through Damascus 100, LLC) in Damascus Centre, LLC, a limited liability company in which FREIT owns a 70% equity interest). The secured loan receivable (including accrued interest) from Damascus 100, LLC was repaid in the fourth quarter of Fiscal 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

During Fiscal 2019, G&A was $2,633,000 as compared to $2,305,000 for Fiscal 2018. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees.

SPECIAL COMMITTEE THIRD PARTY ADVISORY, LEGAL AND OTHER EXPENSES

Special Committee third party advisory, legal and other expenses for Fiscal 2019 was $1,416,000 as compared to $0 for Fiscal 2018. These expenses are primarily composed of advisory and legal fees incurred. The Special Committee was formed on March 28, 2019 and on May 7, 2020, the Board approved the elimination of the Special Committee as a committee of the Board. (See Note 14 to FREIT’s consolidated financial statements for further details.)

DEPRECIATION

Depreciation expense from operations for Fiscal 2019 was $11,339,000 as compared to $11,515,000 for Fiscal 2018. The slight decrease in depreciation in Fiscal 2019 was primarily attributable to lower depreciation expense resulting from the sale of the Patchogue property in February 2019. (See Note 2 to FREIT’s consolidated financial statements for further details.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.6 million for Fiscal 2020 compared to net cash provided by operating activities of $14.1 million for Fiscal 2019. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this Form 10-K.

As at October 31, 2020, FREIT had cash, cash equivalents and restricted cash totaling $39.5 million, compared to $42.5 million at October 31, 2019. The decrease in cash in Fiscal 2020 is primarily attributable to $3.6 million in net cash used in financing activities, $3 million in net cash used in investing activities including capital expenditures offset by $3.6 million in net cash provided by operating activities. The primary drivers of this decline were as follows: (a) Special Committee third party advisory, legal and other expenses paid in the amount of approximately $5.1 million; (b) deferred compensation paid to two retired trustees in the amount of approximately $5 million; (c) the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results, reducing net cash by approximately $1.4 million; offset by (d) a distribution received in the amount of approximately $2.2 million as a result of the refinancing of the loan on the Westwood Hills property in September 2020.

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

With regard to the funding of the Rotunda redevelopment project, Wells Fargo Bank, a previous lender, required that Grande Rotunda, LLC contribute not less than $14,460,000 toward the construction before any construction loan proceeds could be disbursed. To secure these funds Grande Rotunda, LLC made a capital call on its members, which are FREIT and Rotunda 100, LLC (“Rotunda 100”). FREIT’s share (60%) amounted to approximately $8.7 million, and the Rotunda 100 members’ share (40%) amounted to approximately $5.8 million. FREIT, pursuant to previous agreements, made secured loans to the Rotunda 100 members of approximately $2.1 million towards their share of the $5.8 million capital call. The balance of Rotunda 100’s capital call of approximately $3.7 million was initially made by FREIT until it was repaid by Rotunda 100 in August 2014. These loans bear an interest rate of 225 basis points over the 90 day LIBOR, and had a maturity date of June 19, 2015. On June 4, 2015, FREIT’s Board of Trustees approved an extension of the maturity date to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda, LLC to its members as a result of the refinancing or sale of Grande Rotunda, LLC or the Rotunda property. Rotunda 100 is principally owned by employees of Hekemian & Co., including Allan Tubin, FREIT’s Chief Financial Officer and Treasurer, Robert S. Hekemian, Jr., Chief Executive Officer, President and a Trustee of FREIT, David B. Hekemian, a Trustee of FREIT and certain other members of the immediate family of the late Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT. As of October 31, 2020, FREIT and Rotunda 100 have made their required capital contributions of $8.7 million and $5.8 million, respectively. Both FREIT and the Rotunda 100 members are treating their required capital contributions as additional investments in Grande Rotunda, LLC.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2020 and October 31, 2019, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $5.9 million and $5.7 million (including accrued interest), respectively, which is included in “Due to affiliate” on the accompanying consolidated balance sheets.

On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”) refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 8 to FREIT’s consolidated financial statements for further details on this fee). This loan is secured by the Rotunda property, bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. As part of this transaction, Grande Rotunda purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of October 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 2.99%. On November 5, 2020, Grande Rotunda elected to exercise the first extension option on this loan to extend the initial maturity date from February 6, 2021 until February 6, 2022. In order to extend the maturity due date Grande Rotunda must satisfy the following conditions: (a) pay to lender an extension fee of 0.2% of the extended loan balance; (b) certify that no default or events of default exist; (c) extend the interest rate cap to expire on February 6, 2022; and (d) allow lender to obtain an updated appraisal of the property. The principal balance of the amount of the loan to be extended must not exceed a loan-to-value of 62.5%. To the extent the loan-to-value exceeds the 62.5% limit, the loan must be brought in to balance via a loan reduction or by other means satisfactory to the Lender. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. (See Notes 5 and 6 to FREIT’s consolidated financial statements for further details).

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

Credit Line: FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property and repaid this line of credit in full in Fiscal 2018. As of October 31, 2020 and 2019, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

Dividend: The Board of Trustees did not declare a dividend during Fiscal 2020. The Board will continue to evaluate the dividend on a quarterly basis.

As at October 31, 2020, FREIT’s aggregate outstanding mortgage debt was $307.2 million, which bears a weighted average interest rate of 3.84% and an average life of approximately 3.03 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2021	2022	2023	2024	2025	2026	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$140.2 (A)	$14.4	$59.8	$9.0	$13.9	$18.6	$10.5	$26.0

(A) Includes the following: (1) loan (with two one-year renewal options) on the Rotunda property located in Baltimore, Maryland with a balloon payment in the amount of approximately $118.5 million which matures on February 6, 2021. On November 5, 2020, Grande Rotunda elected to exercise the first extension option on this loan to extend the initial maturity date from February 6, 2021 until February 6, 2022; and (2) loan on the Westridge Square shopping center located in Frederick, Maryland with a balloon payment in the amount of approximately $21.7 million which matures on January 31, 2021. The lenders of these properties are conducting due diligence on these loan modifications/extensions. Management expects these loans to be modified/extended, however, until such time as a definitive agreement providing for a modification/extension of these loans are entered into, there can be no assurance these loans will be modified/extended.

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2020 and 2019:

($ in Millions)	October 31, 2020	October 31, 2019

Fair Value	$311.4	$352.9

Carrying Value, Net	$305.4	$349.9

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2020, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $5.8 million, and a 1% decrease would increase the fair value by $6.1 million.

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 to FREIT’s consolidated financial statements for additional details.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of October 31, 2020, approximately $25,000,000 of this loan was drawn and outstanding. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On April 3, 2019, WestFREIT, Corp. (owned 100% by FREIT) exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan, secured by the Westridge Square shopping center, required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020 which was extended to November 1, 2020. This loan has been further extended with a new maturity date of January 31, 2021 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension of this loan. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments are required each month for the first two years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. The interest rate swap is considered a derivative financial instrument that will be used only to reduce interest rate risk, and not held or used for trading purposes. On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank to modify the loan’s Debt Service Coverage Ratio covenants. (See Note 5 to FREIT’s consolidated financial statements.)

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

FREIT has variable interest rate loans secured by its Damascus Centre, LLC (“Damascus Centre”), Wayne PSC, LLC (“Wayne PSC”), FREIT Regency, LLC (“Regency”) and Station Place on Monmouth, LLC (“Station Place”) properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($18,869,000 at October 31, 2020) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,255,000 at October 31, 2020) for the Regency swap, a notional amount of approximately $25,800,000 ($23,078,000 at October 31, 2020) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,181,000 at October 31, 2020) for the Station Place swap.

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

FREIT has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda, LLC’s (Grande Rotunda) construction loan held by Wells Fargo with a new loan from Aareal Capital Corporation, Grande Rotunda, LLC purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at October 31, 2020) and a term of one year with the loan being hedged against having a balance of approximately $118,520,000 and a remaining term of one year.

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")” which was adopted by FREIT in the first quarter of Fiscal 2020 (see Note 1 to FREIT’s consolidated financial statements for further details), FREIT marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s consolidated statements of income; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense. In Fiscal 2019, prior to the adoption of ASU 2017-12, the Grande Rotunda interest rate cap which matured on March 5, 2020 was, for accounting purposes, deemed to be an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT’s consolidated statements of income.

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2020, the swap contracts for Damascus Centre, Regency, Station Place and Wayne PSC were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized losses of approximately $0 for the Grande Rotunda cap, $610,000 for the Damascus Centre swaps, $1,385,000 for the Regency swap, $1,669,000 for the Station Place swap and $1,260,000 for the Wayne PSC swap, all of which have been included as a liability in FREIT’s consolidated balance sheet as at October 31, 2020. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the year ended October 31, 2020, FREIT recorded an unrealized loss of approximately $2,798,000 in the consolidated statement of comprehensive income.

In Fiscal 2019, FREIT was accounting for its interest rate swaps and cap contract in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. (See Notes 1 and 6 to FREIT’s consolidated financial statements for additional details). For the year ended October 31 2019, FREIT recorded an unrealized loss of $6,400,000 in the consolidated statement of comprehensive loss representing the change in fair value of the swaps during such period. For the year ended October 31, 2019, FREIT recorded an unrealized loss in the consolidated statement of income of approximately $160,000 for Grande Rotunda’s interest rate cap (which matured on March 5, 2020) representing the change in the fair value of this ineffective cash flow hedge during such period. As of October 31, 2019, the fair value of the Grande Rotunda interest rate cap contract was $0.

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its line of credit and mortgage loans in place as of October 31, 2020 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Long-Term Debt
Annual Amortization	$14,945	$3,188	$4,944	$3,174	$3,639
Balloon Payments	292,295	140,200	74,149	22,915	55,031
Total Long-Term Debt*	$307,240	$143,388	$79,093	$26,089	$58,670

*Includes deferred interest in the amount of approximately $360,000. See Note 5 to FREIT's consolidated financials for additional details.

FREIT’s annual estimated cash requirements related to interest on its line of credit and mortgage loans in place as of October 31, 2020 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years

Interest on Fixed Rate Debt	$24,685	$5,308	$8,906	$4,949	$5,522
Interest on Variable Rate Debt (1) (2)	7,203	4,724	2,479	—	—
Total Interest Obligations	$31,888	$10,032	$11,385	$4,949	$5,522

(1) Interest based on rates as of October 31, 2020

(2) Since management expects the loan on the Rotunda property to be extended through February 6, 2022 and the loan on the Westridge Square shopping center to be extended for at least one year through January 31, 2022, an estimate of interest expense was included (See Note 5 to FREIT’s consolidated financial statements for additional details.)

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

	Years Ended October 31,
	2020		2019	2018
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$17,320		$1,793	$966
Depreciation of consolidated properties	10,341		11,339	11,515
Tenant improvement write-off due to COVID-19	7,277		—	—
Amortization of deferred leasing costs	730		611	739
Distributions to minority interests	(583	)(b)	(686)	(626	)(c)
Adjustment to loss in investment in tenancy-in-common for depreciation	933		—	—
Gain on sale of property	—		(836)	—
Gain on deconsolidation of subsidiary	(27,680)		—	—
FFO	$8,338		$12,221	$12,594

Per Share - Basic and Diluted	$1.19		$1.76	$1.83

(a) As prescribed by NAREIT.

(b) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $3.3 million related to the refinancing of the loan for the Westwood Hills property. See Note 5 to the consolidated financial statements for further details.

(c) FFO excludes the distribution of proceeds to minority interest in the amount of approximately $6 million related to the refinancing of the loan for the Pierre Towers property (previously owned by S And A Commercial Associates Limited Partnership) which in Fiscal 2018 was a consolidated subsidiary and the distribution of funds to minority interest in the amount of approximately $1.6 million received from Damascus Centre, LLC for funds which were previously held in escrow. See Note 5 to the consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$8,338	$12,221	$12,594
Deferred rents (Straight lining)	397	(410)	(605)
Capital Improvements - Apartments	(347)	(685)	(738)
AFFO	$8,388	$11,126	$11,251

Per Share - Basic and Diluted	$1.20	$1.60	$1.63

Weighted Average Shares Outstanding:
Basic	6,992	6,940	6,883
Diluted	6,994	6,940	6,883

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

DISTRIBUTIONS TO SHAREHOLDERS

Since its inception in 1961, FREIT has elected to be treated as a REIT for federal income tax purposes. In order to qualify as a REIT, FREIT must satisfy a number of highly technical and complex operational requirements, including a requirement that FREIT must distribute to its shareholders at least 90% of its REIT taxable income. Although cash used to make distributions reduces amounts available for capital investment, FREIT generally intends to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends other than capital gains dividends, which are subject to capital gains rates. FREIT’s policy is to pass on at least 90% of its ordinary taxable income to shareholders. FREIT’s taxable income is untaxed at the trust level to the extent distributed to shareholders. FREIT’s dividends of ordinary taxable income will be taxed as ordinary income to its shareholders and FREIT’s capital gains dividends will be taxed as capital gains to its shareholders. FREIT’s Board of Trustees evaluates the dividend to be declared/paid (if any) on a quarterly basis.

The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage of taxable income for those periods.

	Fiscal Years Ended October 31,
	2020	2019	2018
First Quarter	$—	$0.150	$—
Second Quarter	$—	$0.125	$0.05
Third Quarter	$—	$0.125	$0.05
Fourth Quarter	$—	$0.200	$0.05
Total For Year	$—	$0.600	$0.15

		(in thousands of dollars)						Dividends as a % of Taxable Income
Fiscal Year	Per Share	Total Dividends	Ordinary Income-Tax Basis		Capital Gain Income-Tax Basis	Taxable Income
2020	$—	$—	$—	*	$—	$—	*	0.0%
2019	$0.60	$4,173	$4,073		$100	$3,877		107.6%
2018	$0.15	$1,035	$1,035		$—	$630		164.3%
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

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” and “Segment Information” in Item 7 above.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 70 of this Form 10-K.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2020. There have been no significant changes in FREIT’s internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2020.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2020. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2020 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Trustees

The executive officers and trustees of the Trust are as follows:

Name	Age	Position(s)
Robert S. Hekemian, Jr.	61	Chief Executive Officer, President and Trustee
Ronald J. Artinian	72	Chairman of the Board and Trustee
David F. McBride, Esq.	73	Trustee
John A. Aiello, Esq.	71	Executive Secretary, Secretary and Trustee
Justin F. Meng	42	Trustee
David B. Hekemian	54	Trustee
Richard J. Aslanian	60	Trustee
Allan Tubin	82	Chief Financial Officer and Treasurer

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

Biographical Information

Robert S. Hekemian, Jr. has served as a trustee since 2007, and he was appointed as Chief Executive Officer of the Trust in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of the Trust. Mr. Hekemian was additionally appointed to the office of President of the Trust in February 2019. Mr. Robert Hekemian, Jr.’s current term as a member of the Board is scheduled to expire in April 2023 and his term as Chief Executive Officer will expire at such time as his successor is appointed and qualifies. Mr. Hekemian has been involved in real estate activities for over 35 years, including property management, leasing, mortgage financing, construction and acquisitions of residential and commercial properties located throughout the Northeast and Mid-Atlantic regions of the United States. He has served as President and Chief Operating Officer of Hekemian & Co. since 2004, and is a member of the Executive Committee of Hekemian & Co. From 1983 to 2003, Mr. Hekemian served as Executive Vice President of Hekemian & Co. Mr. Hekemian is principally responsible for identifying real estate acquisitions and evaluating the performance of the real estate properties managed by Hekemian & Co. with a view toward maintaining or altering management and/or leasing strategies. Mr. Hekemian is a member of the Board of Governors, Hackensack Meridian School of Medicine at Seton Hall University. He formerly served on the Board of the New York Philharmonic and was the former Chairman of the Bergen Community College Foundation. He was also a former Member of the Board of Governors, Hackensack University Medical Center, and a former trustee of the Hackensack University Medical Center Foundation.

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

David F. McBride, Esq. has served as a trustee since 2007. His current term as a member of the Board is scheduled to expire in April 2023. Mr. McBride has over 45 years of diversified real estate experience. He is the Chief Executive Officer of McBride Enterprises, Inc., a family-owned real estate company started in 1898. Mr. McBride was responsible for the development of numerous office and industrial properties, as well as residential projects in Northern New Jersey. He also oversaw the operations of his family’s general construction company, the Alpert P. Schmidt Construction Company, civil engineering firm, Urban Planning and Engineering Company, and commercial brokerage firm, McBride Corporate Real Estate. Mr. McBride was also instrumental in forming the Keystone Property Trust (NYSE) in 1998 and served as its Chairman of the Board until its sale to ProLogis (NYSE) in 2004. Mr. McBride has also been a Partner in and is presently Of Counsel to the law firm of Harwood Lloyd, LLC, specializing in real estate matters. Since 1998, Mr. McBride has also served as the Chairman and President of the Mountain Club Inc., t/a The High Mountain Golf Club. Mr. McBride also served on the Advisory Board of the McDonough School of Business at Georgetown University from 2008 to 2018.

John A. Aiello, Esq. has served as the Secretary and Executive Secretary of the Trust since 2003 and as a member of the Board since December 2015. His current term as a member of the Board of Trustees is scheduled to expire at the annual meeting of the Trust’s shareholders. Mr. Aiello is an officer and shareholder of the law firm of Giordano, Halleran & Ciesla, P.C., where he has practiced law for 46 years. He is Chairman of the law firm’s Corporate and Securities practice group and concentrates his practice on corporate and securities law matters, including mergers and acquisitions and various corporate finance transactions. See the section entitled “Certain Relationships and Related Party Transactions; Trustee Independence”. Mr. Aiello is an emeritus member and former Chairman of the Board of Directors of the Business Law Section of the New Jersey State Bar Association and a former member of the Board of Directors of the New Jersey chapter of the Association for Corporate Growth, a non-profit organization of professionals and business leaders in the middle market mergers and acquisitions space. Mr. Aiello is also a member of the Advisory Board of the Leon Hess School of Business of Monmouth University.

Justin F. Meng has served as a trustee since February 2016. His current term as a member of the Board is scheduled to expire in April 2022. Mr. Meng is a Managing Partner and Co-Portfolio Manager at V3 Capital Management L.P., an investment firm focused on publicly-traded real estate securities that he co-founded in 2011. Previously, he was Partner and Head of REIT Research for High Rise Capital Management, L.P., where he worked from 2005 to 2011. From 2002 to 2005, Mr. Meng served as an Associate at J.P. Morgan Asset Management in the Real Estate Investment Group, where he worked both in the acquisitions and asset management departments. From 2000 to 2002, he served as an Analyst at J.P. Morgan Asset Management in their Fixed Income Group. Mr. Meng is a CFA charterholder.

David B. Hekemian has served as a trustee since April 2018. His current term as a member of the Board is scheduled to expire at the annual meeting of the Trust’s shareholders. Mr. Hekemian has served as a commercial real estate executive at Hekemian & Co. for over 30 years, holding positions of increasing responsibilities throughout his tenure at the company with a focus on strategic business and investment planning, retail development and leasing, asset profitability management and lender negotiations. From 1988 to 1992 he served as Property Manager, and from 1992 to 1996 he served as Vice President-Salesperson. Since 1996 Mr. Hekemian has served as Principal/Broker-Salesperson, Director of Commercial Brokerage and as a member of Hekemian & Co.’s Executive Committee. Mr. Hekemian is a member of the Armenian Missionary Association of America, where he served as Assistant Treasurer and a member of the Budget and Finance Committee from 1998 to 2007 and as Co-Chairman of the Investment Committee from 1996 to 2009, which included oversight and management of a $100 million equity and fixed income portfolio. Mr. Hekemian is also a member of the Council for the Borough of Saddle River, NJ.

Richard J. Aslanian has served as a trustee since April 2018. His current term as a member of the Board is scheduled to expire at the annual meeting of the Trust’s shareholders. Mr. Aslanian is the Co-Founder of Welcome Home Brands, LLC, a distributor of imported paper and plastic bakeware products that services cruise lines, hotels, casinos and food service companies founded in 2010. From 2007 to 2009, Mr. Aslanian was the Chief Executive Officer, sole Managing Member and founder of Blue Ram Capital Management, LLC, which managed an investment partnership of public equities in developed markets. In 2006, Mr. Aslanian retired from Goldman Sachs & Co. as a Managing Director after having been with the firm since 1991, during which time he was co-head of one of the most prominent wealth management teams of the firm. From 1985 to 1991, Mr. Aslanian was an attorney at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP where he concentrated his practice on corporate and tax matters and public and private mergers and acquisitions. Mr. Aslanian established the Richard J. Aslanian Scholarship Fund, an endowed scholarship, at the University of Pennsylvania, and has served on the boards of several charitable organizations, including the Partnership for Inner-City Education, the Harrison Educational Foundation and the Armenian Church Endowment Fund.

Allan Tubin was appointed as Chief Financial Officer and Treasurer of the Trust in February 2019. Mr. Tubin is the Chief Financial Officer of Hekemian & Co., the Trust’s managing agent. As Chief Financial Officer of Hekemian & Co., Mr. Tubin is responsible for corporate and project finance, budgeting and tax planning, accounting, and SEC compliance for FREIT. He is a member of Hekemian & Co.’s Acquisitions and Development Due Diligence Team, where he is responsible for financial forecasting and modeling. Mr. Tubin has over 25 years’ experience in real estate finance. Prior to joining Hekemian & Co. in 1996, he served as the Chief Financial Officer for the international real estate activities of the investment bank Donaldson, Lufkin & Jenrette, and served as a certified public accountant with Ernst & Young.

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

Based solely on the Trust’s review of the copies of such forms it has received, the Trust believes that all of its trustees, executive officers and greater than 10% Shareholders complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during fiscal 2020.

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

Audit Committee

The current members of the Audit Committee of the Board of Trustees are Ronald J. Artinian, David F. McBride and Richard J. Aslanian. Ronald J. Artinian serves as the Chairman of the Audit Committee. Each member of the Audit Committee satisfies the audit committee qualifications under the NASDAQ Listing Rules and is independent, as independence for audit committee members is defined in the NASDAQ Listing Rules, and each meets the independence requirements of Exchange Act Rule 10A-3(b)(1).

The Audit Committee held four meetings during fiscal 2020. The Audit Committee selects the independent registered public accounting firm (the “Independent Registered Public Accountants”) to audit the books and accounts of the Trust. In addition, the Audit Committee reviews and pre-approves the scope and costs of all services (including non-audit services) provided by the Independent Registered Public Accountants. The Audit Committee also monitors the effectiveness of the audit effort and financial reporting and inquires into the adequacy of the Trust’s financial and operating controls.

Based on its review of the criteria of an “Audit Committee Financial Expert” under the rules of the Securities and Exchange Commission (the “SEC”), the Board of Trustees does not believe that any of the members of the Trust’s Audit Committee qualify as an Audit Committee Financial Expert.

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

ITEM 11 EXECUTIVE COMPENSATION

The Trust is externally managed by Hekemian & Co. Robert S. Hekemian, Jr., Chief Executive Officer, President and a trustee of the Trust, and David B. Hekemian, a trustee of the Trust, each holds a 33.3% equity interest in Hekemian & Co. The balance of the equity interests in Hekemian & Co. is held by other members of the Hekemian family. As compensation for its management services, the Trust pays Hekemian & Co. management and other fees pursuant to a Management Agreement between the Trust and Hekemian & Co. In addition, as an incentive to the employees of Hekemian & Co. (including members of the Hekemian family) to identify and provide real estate investment opportunities for the Trust, the Trust has advanced to such employees who are investors in certain joint venture projects, a portion of the equity capital required to be contributed by them to such joint ventures. The Management Agreement and these other incentives are more particularly described in “Certain Relationships and Related Party Transactions; Trustee Independence” below.

In view of the Trust’s external management structure, the Trust does not employ executive officers on a full-time basis. The following Compensation Discussion and Analysis presents information regarding the Trust’s compensation policies and programs and the compensation of the Trust’s executive officers.

Compensation Discussion and Analysis

Overview

The Trust’s compensation program is designed to properly compensate the executive officers commensurate with the duties and services that they are employed to perform for the Trust, to reward their dedication, hard work and success and align their interests with the long-term interests of the Trust. The Compensation Committee reviews the compensation paid to the executive officers in consideration of these objectives and makes recommendations to the Board regarding its determinations. The various factors considered by the Compensation Committee in reaching its determinations concerning the compensation of the executive officers are discussed under “Fiscal 2020 Compensation” below.

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

As discussed under “Elements of Executive Compensation” below, the Trust did not pay any incentive-based compensation to any of the executive officers during the fiscal year ended October 31, 2020.

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

Except for base salary, benefits under the Equity Incentive Plan and Deferred Fee Plan, and fees paid to the executive officers for their service as trustees, the Trust does not pay any other compensation or benefits to its executive officers, whether it be in the form of bonus, long-term incentive compensation, perquisites, rights, warrants, convertible securities, performance units, performance shares or other similar instruments. The Equity Incentive Plan and the Deferred Fee Plan are the only employee benefit plans maintained by the Trust. There are no employment contracts between the Trust and any of the executive officers, nor is there any compensatory plan or arrangement between the Trust and any of the executive officers pursuant to which an executive officer would receive payments as the result of his resignation or retirement as an executive officer, or any other event resulting in the termination of his relationship with the Trust as an executive officer, or as a result of a change in control of the Trust. The Trust’s Deferred Fee Plan, discussed below, provides that a participant may receive Shares with respect to amounts credited to such participant’s account under the Deferred Fee Plan, including amounts deferred thereunder and accrued interest, upon such participant’s attainment of the retirement age specified in the participant’s deferral election, such participant’s actual retirement, such participant’s cessation of services prior to retirement, or the occurrence of a change in control of the Trust as defined under the Deferred Fee Plan. The Trust’s Equity Incentive Plan provides that in the event of (i) a Change in Control (as defined in the Equity Incentive Plan), or (ii) a sale of all or substantially all of the assets of the Trust, other than a sale of assets to a subsidiary or other affiliated entity of the Trust, all outstanding options granted under the Equity Incentive Plan will become exercisable (to the extent not already exercisable) immediately before or contemporaneously with the occurrence of such change in control or sale, and each outstanding restricted share award granted under the Equity Incentive Plan shall immediately become free of all restrictions, conditions and forfeiture provisions.

As of October 31, 2020, there were 202,400 unexercised options collectively held by the executive officers and trustees of the Trust that were outstanding. Additional information with respect to outstanding stock options is set forth in the “Outstanding Equity Awards at Fiscal Year-End” table below.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a trustee of the Trust, is the President and Chief Operating Officer of Hekemian & Co. David B. Hekemian, a trustee of the Trust, is the Principal/Broker – Salesperson and Director of Commercial Brokerage of Hekemian & Co. Robert S. Hekemian, the former Chairman and Chief Executive Officer of the Trust, served as a consultant to the Trust and Chairman of the Board and Chief Executive Officer of Hekemian & Co. prior to his death in December 2019. Pursuant to the terms of the Management Agreement between Hekemian & Co. and the Trust, Hekemian & Co. is entitled to receive a termination fee from the Trust under certain circumstances, including the non-renewal of the Management Agreement by the Trust, termination of the Management Agreement by the Trust without cause, or termination of the Management Agreement by the Trust following an acquisition of the Trust. See “Certain Relationships and Related Party Transactions; Trustee Independence” below.

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

The Compensation Committee did not recommend, and the Board of Trustees did not make, any grants of stock options or other equity-based awards under the Equity Incentive Plan during the fiscal year ended October 31, 2020.

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

A participant’s deferred benefits under the Deferred Fee Plan will be paid to the participant at either: (i) the retirement age specified by the participant in the deferral election; (ii) actual retirement of the participant; (iii) upon the earlier cessation of duties as a trustee of the Trust prior to retirement; or (iv) upon a change in control of the Trust (as defined in the Deferred Fee Plan). On the payment date, the Trust will issue to the participant a number of Shares equal to the number of Share Units credited to the participant’s account, and will pay to the participant amounts maintained in the participant’s account as of October 31, 2014 as cash, in either a lump sum or in a number of substantially equal annual installments over a period not to exceed 10 years, at the election of the participant, except if a participant elects to receive payment upon the occurrence of a change in control, in which case all such amounts will be payable in a lump sum. The Trust has not created and will not create a cash sinking fund for amounts deferred pursuant to the Deferred Fee Plan that are not payable in Shares. As a result, any participant who elects to participate in the Deferred Fee Plan is an unsecured creditor of the Trust with respect to any amounts deferred thereunder. The Deferred Fee Plan may be amended, suspended or terminated by resolution of the Board at any time and from time to time; provided, that no amendment, suspension or termination will operate to adversely affect the plan benefits accrued or available for any participant.

As of October 31, 2020, an aggregate amount of approximately $2,633,000 has been deferred and earned as cash under the Deferred Fee Plan, which represents an aggregate of $1,542,000 of deferred fees and $1,091,000 of accrued deferred interest, which amounts will be maintained as cash in the participants’ accounts under the Deferred Fee Plan and will not be converted into Share Units as described above. As of October 31, 2020, there is an aggregate amount of 152,144 vested FREIT share units based on the conversion of deferred fees, interest and dividends earned since November 1, 2014.

During the fiscal year ended October 31, 2020, participants deferred a total of approximately $526,000 under the Deferred Fee Plan, consisting of approximately $438,000 of deferred fees and approximately $88,000 of accrued deferred interest. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $526,000 deferred by all participants converted into an aggregate of 29,134 Share Units during the fiscal year ended October 31, 2020, which were credited to the participants’ accounts. Additional information regarding the participants’ deferral of fees and the conversion of deferred amounts into Share Units credited to their accounts is set forth under “Fiscal 2020 Nonqualified Deferred Compensation” and “Fiscal 2020 Trustee Compensation” below.

Fiscal 2020 Compensation

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

With respect to compensation for the fiscal year ended October 31, 2019, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of the Trust be increased to $400,000 per year from $300,000 per year, and that there be no adjustments to the compensation paid to Allan Tubin as Chief Financial Officer and Treasurer of the Trust, Ronald J. Artinian as Chairman of the Board of the Trust, or John A. Aiello as Executive Secretary of the Trust, and the Board approved the Compensation Committee’s recommendations.

With respect to compensation for the fiscal year ending October 31, 2020, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of the Trust be maintained at $400,000 per year, and that there be no adjustments to the compensation paid to Allan Tubin as Chief Financial Officer and Treasurer, Ronald J. Artinian as the Chairman of the Board or John A. Aiello as Executive Secretary. In an effort to further preserve FREIT’s cash flow, in May 2020, the Board of Trustees reduced all fees, salaries and retainers payable to our executive officers and members of the Board of Trustees by up to 30% from May 1, 2020 through the end of Fiscal 2020.

The Compensation Committee considers the following factors, among other things, in the course of its review of the compensation for the executive officers: (a) compensation paid by other real estate investment trusts, both as a component of operating expenses and to ensure that the Trust’s compensation levels are competitive in the industry; (b) the duties and responsibilities of the executive officers and the value of the services provided by them; (c) the Trust’s operating results and financial condition, as well as the condition and prospects of the residential and commercial real estate markets; and (d) the results of the most recent shareholder advisory vote to approve the compensation of the executive officers, which was conducted at the special meeting in lieu of annual meeting of the shareholders held in April 2020. For the fiscal year ending October 31, 2020, the Compensation Committee also considered the roles of the executive officers in the Trust’s evaluation and pursuit of the strategic alternatives pursued by the Trust, including the Sale Agreement and Plan of Liquidation.

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

As required by the rules and regulations of the SEC, at the special meeting in lieu of annual meeting of shareholders held on April 21, 2020, the shareholders were asked to approve an advisory resolution approving the compensation of the executive officers as disclosed and described in the Compensation Discussion and Analysis and the compensation tables and narratives contained in the Trust’s proxy statement used in connection with the special meeting. The advisory resolution received the approval of approximately 89.5% of the votes cast on this proposal. The Compensation Committee and the Board concluded from the strong approval of the advisory resolution that the shareholders believe that the Trust’s compensation policies and the compensation paid to the executive officers are appropriate and reflective of the Trust’s objectives of aligning the interests of the executive officers with the long-term interests of the Trust. In accordance with the rules and regulations of the SEC, and based on the results of the vote by the shareholders at the special meeting in lieu of annual meeting of shareholders held in April 2020 on the frequency of such vote, the advisory vote by the shareholders to approve the compensation of the executive officers will occur again at the 2023 annual meeting of shareholders.

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

Executive Compensation and Financial Performance

As discussed above, the executive officers of the Trust are compensated primarily on a fixed salary basis and have not been awarded any incentive-based cash bonuses, and the compensation paid to the executive officers is not specifically dependent upon any particular measure of financial performance. However, the Compensation Committee considers, in general terms, both the overall financial performance and condition of the Trust and the Trust’s long-term prospects in the Committee’s determination of appropriate levels of executive salary, among other factors and considerations discussed under “Fiscal 2020 Compensation” above.

Chief Executive Officer Compensation and Employee Compensation

The table below sets forth comparative information regarding (A) the total compensation of the Chief Executive Officer for the fiscal year ended October 31, 2020, (B) the median of the total compensation of all other employees of the Trust, not including the Chief Executive Officer, for the fiscal year ended October 31, 2020, and (C) the ratio of the Chief Executive Officer’s total compensation to the median of the total compensation of all other employees (other than the Chief Executive Officer). As of October 31, 2020, excluding the Chief Executive Officer, the Trust had thirty (30) employees, including twenty-two (22) full-time employees, five (5) part-time and seasonal employees, and three executive officers.

Chief Executive Officer compensation (A)	$408,022
Median compensation of all employees (not including Chief Executive Officer) (B)	$47,286
Ratio of (A) to (B)	8.63

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended October 31, 2020, David F. McBride, Justin F. Meng and Richard J. Aslanian served on the Compensation Committee of the Board, with Mr. McBride serving as the Chairman of the Committee. None of the members of the Compensation Committee served as an executive officer or employee of the Trust at any time during the fiscal year ended October 31, 2020, nor have any of them ever served as an executive officer of the Trust in any prior year.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by:	David F. McBride, Chairman
Justin F. Meng
Richard J. Aslanian

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of all of the named executive officers of the Trust (the “Executive Officers”) as of October 31, 2020, 2019 and 2018 for services in all capacities to the Trust for the 2020, 2019 and 2018 fiscal years, respectively. With respect to all compensation, the term “paid” will mean actually paid or deferred.

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert S. Hekemian, Former Chairman of the Board and Chief Executive Officer (3)	2020	$--	$--	$--	$--	$--	$--	$--	$--
	2019	$--	$--	$--	$--	$--	$--	$--	$--
	2018	$128,932 (4)	$--	$--	$--	$--	$--	$235,806 (5)	$364,738 (6)
Robert S. Hekemian, Jr., President and Chief Executive Officer (7)	2020	$350,000	$--	$--	$--	$--	$--	$58,022 (9)	$408,022
	2019	$400,000	$--	$--	$--	$--	$--	$81,190 (9)	$481,190
	2018	$171,781 (8)	$--	$--	$--	$--	$--	$63,046 (9)	$234,827
Allan Tubin, Treasurer and Chief Financial Officer (10)	2020	$25,500	$--	$--	$--	$--	$--	$--	$25,500
	2019	$21,863 (11)	$--	$--	$--	$--	$--	$--	$21,863
	2018	$--	$--	$--	$--	$--	$--	$--	$--
Donald W. Barney, Former President, Treasurer and Chief Financial Officer (12)	2020	$--	$--	$--	$--	$--	$--	$--	$--
	2019	$20,342 (13)	$--	$--	$--	$--	$--	$87,211 (14)	$107,553
	2018	$75,000	$--	$--	$--	$--	$--	$119,515 (14)	$194,515
John A. Aiello, Esq., Executive Secretary and Secretary	2020	$34,000	$--	$--	$--	$--	$--	$72,750 (15)	$106,750 (16)
	2019	$40,000	$--	$--	$--	$--	$--	$76,000 (15)	$116,000 (16)
	2018	$35,000	$--	$--	$--	$--	$--	$68,000 (15)	$103,000 (16)

(1)	Represents the positions held by each Executive Officer for the fiscal years ended October 31, 2020, 2019 and 2018.
(2)	Represents payment to the Executive Officers for their services as Executive Officers of the Trust.
(3)

Robert S. Hekemian retired as Chairman, Chief Executive Officer and a trustee of the Trust effective April 5, 2018. Mr. Hekemian did not serve as an Executive Officer of the Trust during the fiscal years ended October 31, 2020 and 2019.

(4)

Based on an annual base salary in the amount of $300,000, prorated for the period beginning November 1, 2017 through the effective date of Robert S. Hekemian’s retirement as Chairman of the Board and Chief Executive Officer on April 5, 2018.

(5)

Of these amounts: $200,955 represents accrued interest earned in the fiscal year ended October 31, 2018 on amounts previously deferred by Robert S. Hekemian for service as an Executive Officer pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred executive officer fees are paid to Mr. Hekemian; $27,642 represents annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal year ended October 31, 2018 as consideration for his service on the Board of Trustees and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $7,209 represents dividends earned related to accrued interest and fees in the fiscal year ended October 31, 2018. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $235,806 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2018 converted into an aggregate of 14,921 Share

Units. See “Amended and Restated Deferred Fee Plan,” above.
(6)

In addition to amounts paid to Robert S. Hekemian for his service as Chairman of the Board, Chief Executive Officer and a trustee of the Trust during the fiscal year ended October 31, 2018 until his retirement as an Executive Officer and trustee on April 5, 2018, Mr. Hekemian entered into a Consulting Agreement with the Trust effective April 5, 2018 and received compensation from the Trust for consulting services rendered thereunder until his death in December 2019. The compensation paid to Mr. Hekemian under the Consulting Agreement during the fiscal years ended October 31, 2020, 2019 and 2018 is described in Item 13, “Certain Relationships and Related Party Transactions; Trustee Independence.”

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

(9)

Of these amounts: $6,772, $9,840 and $11,080 represent accrued interest earned in the fiscal years ended October 31, 2020, 2019 and 2018, respectively, on amounts previously deferred by Robert S. Hekemian, Jr. pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred fees are paid to Mr. Hekemian; $51,250, $61,000 and $50,000 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2020, 2019 and 2018, respectively, as consideration for his service on the Board of Trustees and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $0, $10,350 and $1,966 represent dividends earned related to accrued interest and fees in the fiscal years ended October 31, 2020, 2019 and 2018, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $58,022 deferred for the fiscal year ended October 31, 2020 converted into an aggregate of 3,328 Share Units, $81,190 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2019 converted into an aggregate of 4,927 Share Units, and the aggregate amount of $63,046 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2018 converted into an aggregate of 4,002 Share Units. See “Amended and Restated Deferred Fee Plan” above.

(10)	Allan Tubin was appointed as Chief Financial Officer and Treasurer of the Trust effective February 7, 2019. Mr. Tubin did not serve as an executive officer of the Trust during fiscal 2018.
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
(14)

Of these amounts: $57,081 and $65,992 represent accrued interest earned in the fiscal years ended October 31, 2019 and 2018, respectively, on amounts previously deferred by Donald W. Barney for service as an Executive Officer pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred executive officer fees are paid to Mr. Barney; $13,938 and $50,000 represent annual retainer fees, meeting fees and other fees paid to Mr. Barney in the fiscal years ended October 31, 2019 and 2018, respectively, as consideration for his service on the Board and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $16,192 and $3,523, represent dividends earned related to accrued interest and fees in the fiscal years ended October 31, 2019 and 2018, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $87,211 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2019 converted into an aggregate of 5,363 Share Units and the aggregate amount of $119,515 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2018 converted into an aggregate of 7,574 Share Units. See “Amended and Restated Deferred Fee Plan” above.

(15)

During the fiscal years ended October 31, 2020, 2019 and 2018, the Executive Secretary was entitled to receive: (i) meeting attendance fees in the amount of $1,500 for each meeting of the Board and its committees attended, $1,000 for each meeting participated in by teleconference; and (ii) property site inspection fees in the amount of $1,000 for each site inspection attended and reimbursement of all reasonable and verified out-of-pocket expenses incurred in connection with the site visit.

(16)

Mr. Aiello is an officer and shareholder in the law firm of Giordano, Halleran & Ciesla, P.C. During the fiscal years ended October 31, 2020, 2019 and 2018, Mr. Aiello paid to the law firm the retainer and meeting fees which he received in connection with his services as Secretary and Executive Secretary of the Trust during the fiscal years ended October 31, 2020, 2019 and 2018.

The following table sets forth information concerning the compensation of the Executive Officers that was deferred pursuant to the Deferred Fee Plan, described under “Amended and Restated Deferred Fee Plan” above, for the fiscal year ended October 31, 2020:

FISCAL 2020 NONQUALIFIED DEFERRED COMPENSATION

	Executive Contributions in Last FY (2)	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name (1)	($)	($)	($)	($)	($)
Robert S. Hekemian, Jr.	$ 51,250	$---	$ 6,772	$---	$ 663,216
Allan Tubin	$---	$---	$---	$---	$---
John A. Aiello, Esq.	$---	$---	$---	$---	$---

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

(2)

All amounts reported in columns (a) and (b) are reported as compensation to the named executive officers in their capacities as members of the Board of Trustees in the fiscal year ended October 31, 2020 in the “Summary Compensation Table” above.

The following table sets forth information concerning the conversion into Share Units of deferred fees, accrued deferred interest and dividends payable with respect to credited Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2020, and the aggregate number of credited Share Units, for each executive officer individually.

Participant	Aggregate Deferred Fees for FY 2020	Accrued Deferred Interest for FY 2020	Dividends Payable on Credited Share Units for FY 2020	Share Units Credited for FY 2020	Aggregate Share Units Credited
Robert S. Hekemian, Jr.	$51,250	$6,772	$---	3,328	22,353
Allan Tubin	$---	$---	$---	---	---
John A. Aiello, Esq.	$---	$---	$---	---	---

See “Amended and Restated Deferred Fee Plan” above for more information concerning the terms and provisions of the Deferred Fee Plan and the information set forth in these tables.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options, and the number of securities remaining available for issuance, as of October 31, 2020 were as follows:

EQUITY COMPENSATION PLAN TABLE

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	310,740	$18.35	442,060
Equity compensation plans not approved by shareholders	--	--	--
Total	310,740	$18.35	442,060

(1)	The Trust currently has no equity compensation plans other than the Equity Incentive Plan described under “Compensation Discussion and Analysis” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert S. Hekemian, Jr.	19,000	---	---	$18.45 (1)	9/3/2024	---	---	---	---
	4,000	---	---	$18.45 (1)	9/3/2024	---	---	---	---
Allan Tubin	6,000	---	---	$18.45 (1)	9/3/2024	---	---	---	---
John A. Aiello, Esq.	15,200	3,800 (2)	---	$21.00 (1)	11/9/2026	---	---	---	---

(1)

The exercise price of this option is equal to the Fair Market Value of the Shares on the date of grant (as defined in the Equity Incentive Plan), which is described under “Compensation Discussion and Analysis” above.

(2)	The unvested Shares underlying this option vest on September 4, 2021.

Fiscal 2020 Option Exercises and Stock Vested

There were no exercises of stock options or vesting of stock held by Executive Officers in the fiscal year ended October 31, 2020.

Trustee Compensation

For the fiscal year ended October 31, 2020, each trustee was initially entitled to receive (a) an annual retainer fee of $35,000 per year; (b) a per meeting attendance fee of $1,500 per meeting of the Board and each committee of which a trustee is a member; (c) a $1,000 per meeting fee for telephonic meetings of the Board and each committee; and (d) a site inspection fee of $1,000 per site inspection. The Chairman of the Board was initially entitled to receive an additional annual retainer in the amount of $30,000 and a per meeting attendance fee of $1,800 per meeting of the Board, and the Chairman of the Audit Committee, the Chairman of the Compensation Committee and the Chairman of the Long-term Planning Committee were initially entitled to receive per meeting attendance fees of $1,800 per meeting of the Audit Committee, Compensation Committee and Long-term Planning Committee, respectively. The Chairman of the Audit Committee was initially entitled to receive an additional annual retainer fee of $10,000, and the Chairman of the Compensation Committee and the Chairman of the Long-term Planning Committee were each initially entitled to receive an additional annual retainer fee of $7,500. The Chairman of the Special Committee was initially entitled to receive an additional quarterly retainer fee of $15,000 and each other member of the Special Committee was initially entitled to a quarterly retainer of $10,000. In an effort to further preserve FREIT’s cash flow, the Board of Trustees reduced all fees, salaries and retainers payable to our executive officers and members of the Board of Trustees by up to 30% from May 1, 2020 through the end of Fiscal 2020. In addition, Mr. Meng was paid $150,000 in fiscal 2020 in recognition of his services as Chairman of the Special Committee.

The trustees are entitled to defer all or any part of their retainer, meeting and property site inspection fees pursuant to the terms of the Deferred Fee Plan. For the fiscal year ended October 31, 2020, trustees (including the trustees who were also Executive Officers during the fiscal year ended October 31, 2020) elected to defer an aggregate amount of approximately $526,000 of annual retainer fees, meeting attendance fees, site inspection fees and accrued interest payable to them for their services to the Board and its committees, which amount was converted into an aggregate of 29,134 Share Units during the fiscal year ended October 31, 2020. In addition, the trustees (including the trustees who were also Executive Officers during the fiscal year ended October 31, 2020) were credited with no Share Units during the fiscal year ended October 31, 2020 from the conversion of dividends paid with respect to the Share Units credited to their accounts. See “Elements of Executive Compensation – Amended and Restated Deferred Fee Plan” under “Executive Compensation - Compensation Discussion and Analysis” above. For the fiscal year ended October 31, 2020, the Trust paid an aggregate of $51,250 of annual retainer fees, meeting attendance fees and site inspection fees to the trustees in cash for their services to the Board of Trustees and its committees.

FISCAL 2020 TRUSTEE COMPENSATION (1)

	Deferred Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)(2)	($)	($)
Ronald J. Artinian	$136,098	$---	$---	$---	$---	$---	$136,098
David F. McBride	$91,233	$---	$---	$---	$---	$---	$91,233
Justin F. Meng	$86,500	$---	$---	$---	$---	$150,000 (3)	$236,500
David B. Hekemian	$50,250	$---	$--	$---	$---	$---	$50,250
Richard J. Aslanian	$77,850	$---	$--	$---	$---	$---	$77,850

(1)

See the Summary Compensation Table above for information regarding compensation paid to each of Robert S. Hekemian, Jr. and John A. Aiello during the fiscal year ended October 31, 2020 in connection with their positions as trustees.

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

(3)	Mr. Meng was paid $150,000 in recognition of his services as Chairman of the Special Committee.

The following table sets forth information concerning the conversion of deferred fees and accrued deferred interest into Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2020 for each trustee who participated in the Deferred Fee Plan during the fiscal year ended October 31, 2020, except that the information concerning the participation of Robert S. Hekemian, Jr. and John A. Aiello, Esq., in the Deferred Fee Plan in their capacities as trustees is set forth under “Executive Compensation” above.

Participant	Aggregate Deferred Fees for FY 2020	Accrued Deferred Interest for FY 2020	Dividends Paid on Credited Share Units for FY 2020	Share Units Credited for FY 2020	Aggregate Share Units Credited
Ronald J. Artinian	$89,230	$21,368	$---	6,172	39,134
David F. McBride	$84,525	$6,708	$---	5,023	29,414
Justin F. Meng	$86,500	$---	$---	4,639	18,436
David B. Hekemian	$50,250	$---	$---	2,892	6,177
Richard J. Aslanian	$77,850	$---	$---	4,246	9,992
Totals	$388,355	$28,076	$---	22,972	103,153

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Shares for (i) each person who is a beneficial owner of 5% or more of our outstanding Shares, (ii) each of our trustees and executive officers and (iii) all of our trustees and executive officers as a group, each as of January 29, 2021 unless otherwise indicated in the table below.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner (1)	(A) Aggregate Number of Shares Beneficially Owned (2)		(B) Number of Shares Acquirable within 60 Days	(C) Aggregate Number of Shares Deemed to be Beneficially Owned (Column A plus Column B)		(D) Percent of Class (3)
Ronald J. Artinian (4)	443,492	(6)	24,400 (5)	467,892	(6)	6.8%
David F. McBride, Esq. (4)	5,000	(7)	19,000 (5)	24,000	(7)	*
Robert S. Hekemian, Jr. (4)(8)	300,148	(9)	23,000 (5)	323,148	(9)	4.7%
John A. Aiello, Esq. (4)(8)	5,000		15,200 (5)	20,200		*
Justin F. Meng (4)	15,000	(10)	15,200 (5)	30,200	(10)	*
David B. Hekemian (4)	405,546	(11)	22,600 (5)	428,146	(11)	6.2%
Richard J. Aslanian (4)	10,200		7,600 (5)	17,800		*
Allan Tubin (8)	7,662		6,000 (5)	13,662		*
All trustees and executive officers as a group (8 persons) (6)(7)(9)(10)(11)(12)	1,089,832	(12)	133,000 (5)	1,222,832	(12)	17.8%

* Shares beneficially owned do not exceed 1% of the Trust’s issued and outstanding Shares.

(1)

All trustees and executive officers listed in this table, with the exception of John A. Aiello, maintain a mailing address at 505 Main Street, P.O. Box 667, Hackensack, New Jersey 07602. John A. Aiello maintains a mailing address at 125 Half Mile Road, Suite 300, Red Bank, New Jersey 07701.

(2)	Except as otherwise indicated, all of the Shares are held beneficially and of record.
(3)	Based on 6,856,651 Shares outstanding as of January 29, 2021.
(4)	A trustee of the Trust.
(5)	Vested options to acquire Shares that are currently exercisable, or options that vest and become exercisable within 60 days after January 29, 2021.
(6)

Includes 52,504 Shares held in Individual Retirement Accounts for the benefit of Mr. Artinian. Also includes 4,350 Shares which are held by Mr. Artinian’s son, with respect to which Mr. Artinian disclaims beneficial ownership.

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

ITEM 13CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS; TRUSTEE INDEPENDENCE

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

Robert S. Hekemian, Jr., President and Chief Executive Officer of the Trust and a trustee, and David B. Hekemian, a trustee, are shareholders of Hekemian & Co. Robert S. Hekemian, Jr. and David B. Hekemian each holds a 33.3% equity interest in Hekemian & Co. The balance of the equity interest in Hekemian & Co. is held by other members of the Hekemian family, including Bryan S. Hekemian. Robert S. Hekemian was the father of Robert S. Hekemian, Jr., David B. Hekemian and Bryan S. Hekemian. Robert S. Hekemian, Jr. serves as the President and Chief Operating Officer of Hekemian & Co.; David B. Hekemian serves as a Vice President and the Treasurer of Hekemian & Co.; and Bryan S. Hekemian serves as a Vice President and the Secretary of Hekemian & Co..

On April 10, 2002, the Trust and Hekemian & Co. entered into a Management Agreement replacing the Management Agreement dated December 20, 1961, as extended. The term of the Management Agreement was automatically renewed as of November 1, 2019 for a two-year period, which will expire on October 31, 2021. The term of the Management Agreement automatically renews for periods of two years unless either party gives at least six months prior notice to the other of non-renewal. The Trust may terminate the Management Agreement (i) without cause upon one year’s prior written notice, (ii) for cause if Hekemian & Co. has not cured an event of default within 30 days of receipt of notice of termination from the Trust, or (iii) in the event of an acquisition of the Trust where the Trust ceases to effectively exist as an operating entity. The

Management Agreement provides for a termination fee in the event of a termination by the Trust without cause or following a merger or acquisition of the Trust.

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

The Trust retained Hekemian & Co. to manage the Preakness Shopping Center, which was acquired on November 1, 2002 by Wayne PSC, LLC (“WaynePSC”), a limited liability company in which the Trust owns a 40% membership interest, and the Damascus Shopping Center, which was acquired on July 31, 2003 by Damascus Centre, LLC (“Damascus Centre”), a limited liability company in which the Trust owns a 70% equity interest. In the fiscal year ended October 31, 2004, the Trust retained Hekemian & Co. to manage The Pierre Towers, an apartment complex acquired on April 15, 2004. This property was formerly owned by S And A Commercial Associates Limited Partnership (“S&A”), which was reorganized by FREIT on February 28, 2020 from a partnership into a tenancy-in-common (“TIC”), in which the Trust ultimately acquired a 65% undivided ownership interest. In the fiscal year ended October 31, 2005, the Trust retained Hekemian & Co. to provide supervisory and management services to Grande Rotunda, although the Trust did not retain Hekemian & Co. to manage the commercial office space at the Rotunda.

Pursuant to the terms of the Management Agreement, the Trust pays Hekemian & Co. certain basic management fees, mortgage origination fees, administrative fees, other miscellaneous fees and leasing commissions as compensation for its services. The Management Agreement includes a detailed schedule of such fees and commissions for those services which the Managing Agent may be called upon to perform. During the fiscal year ended October 31, 2020, the Trust incurred to Hekemian & Co. and Hekemian Development Resources, LLC, a wholly-owned subsidiary of Hekemian & Co. (“Hekemian Resources”), management and other fees in the approximate aggregate amount of $3,308,000, which includes the management fees of approximately $2,201,000 described in more detail below, and mortgage, leasing and other fees in the approximate amount of $1,107,000. Included in other fees for the fiscal year ended October 31, 2020 are commissions payable to Hekemian & Co. of approximately $125,000 for the refinancing of the Westwood Hills, LLC loan.

The Trust also uses the resources of Hekemian & Co.’s insurance department to secure insurance coverage for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services, which amounted to approximately $190,000 in the fiscal year ended October 31, 2020.

During the fourth quarter of the fiscal year ended October 31, 2007, the Board approved development fee arrangements for supervising the Rotunda and Damascus Shopping Center redevelopment projects. Hekemian Resources entered into Agency Agreements with each of Grande Rotunda and Damascus Centre for the performance of management services in connection with the Rotunda and Damascus Center redevelopment projects on December 10, 2009 and August 13, 2008, respectively. The Agency Agreement with respect to the Rotunda was subsequently amended as of July 24, 2012 based on revisions to the scope of the project approved by the Board. The Agency Agreement with respect to the Rotunda project provided for Hekemian Resources to receive a fee equal to 6.375% of the total development costs as defined less the amount of $3,000,000 that Grande Rotunda had previously paid to Hekemian & Co. for the Rotunda project. In addition, the Trust paid Hekemian Resources a fee in the amount of $1,400,000 in connection with the revision to the scope of the Rotunda project. The Trust paid $500,000 of this fee to Hekemian Resources in the fiscal year ended October 31, 2013. The balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of the project. A final certificate of occupancy was issued in the fiscal year ended October 31, 2016; however, Hekemian Resources agreed to defer the payment of the $900,000 balance of this fee, and accordingly the $900,000 portion of the fee was included in accounts payable on the Trust’s consolidated balance sheet at October 31, 2017. The Trust paid the $900,000 portion of this fee to Hekemian Resources in February 2018 with proceeds from the refinancing of the Wells Fargo construction loan with the new loan from Aareal Capital Corporation. The Trust also paid Hekemian Resources the amount of $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof.

The Damascus Center redevelopment project has been completed, and all development fees due and payable pursuant to the Agency Agreement between Hekemian Resources and Damascus Centre were paid in full prior to the fiscal year ended October 31, 2014.

From time to time, the Trust engages Hekemian & Co., or certain affiliates of Hekemian, to provide certain additional services, such as consulting services related to development and financing activities of the Trust. Separate fee arrangements are negotiated between the Trust and Hekemian & Co. with respect to such services. The Trust also reimburses Hekemian & Co. for the salaries, payroll taxes, insurance costs and certain other costs of personnel employed at the Trust’s properties by Hekemian & Co. on behalf of the Trust.

The Trust’s real estate investments may be in the form of wholly owned fee interests or, if the circumstances warrant, joint venture interests or as tenants-in-common. The Trust will make certain real estate investments through joint ventures with other parties from time to time in order to diversify risk. The Trust will also consider investing in real estate that requires development or that involves particular risk through joint ventures in order to meet the Trust’s investment objectives. In furtherance of these objectives, the Trust has invested in joint ventures with employees and affiliates of Hekemian & Co. and with trustees of the Trust, as described below.

The Trust owns a 60% equity interest in, and is the managing member of, Grande Rotunda. Rotunda 100, LLC, a New Jersey limited liability company (“Rotunda 100”), owns a 40% interest in Grande Rotunda. Robert S. Hekemian, Jr., Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a trustee of the Trust and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of the Trust and an officer of Hekemian & Co.; certain other members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to the Trust and a former shareholder and former officer of Hekemian & Co. and other employees of Hekemian & Co. have majority managing control of Rotunda 100. In July 2005, Grande Rotunda completed the acquisition of the Rotunda for a purchase price of approximately $31 million (inclusive of transaction costs), which was financed, in part, from an acquisition loan in the amount of $22.5 million, and the balance of which was contributed in cash by the members of Grande Rotunda in proportion to their membership interests. As an incentive to the employees of Hekemian & Co. to identify and provide real estate investment opportunities for the Trust, the Trust advanced to the employees of Hekemian & Co. who are members of Rotunda 100 (including Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian), 50% of the amount of the equity capital required to be contributed by them to Rotunda 100 in connection with the acquisition and operation of the Rotunda. The Trust initially loaned an aggregate amount of approximately $1,900,000 to those Hekemian & Co. employees (including approximately $1,800,000 to Robert S. Hekemian, Jr., David B. Hekemian and Allan Tubin) and certain other members of the immediate family of the late Robert S. Hekemian with respect to their equity capital contributions (the “Rotunda Notes”). On May 8, 2008, the Board of Trustees approved amendments to the loan agreements to increase the aggregate amount of the loans to $4,000,000 (which increased the aggregate amount loaned to Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian in connection with the Rotunda Notes to $3,800,000 from the initial aggregate amount of $1,800,000). These loans bear interest that floats at 225 basis points over the 90-day London Interbank Offered Rate (“LIBOR”), as adjusted each November 1, February 1, May 1 and August 1, and the loans are secured by such employees’ membership interests in Rotunda 100. The Rotunda Notes originally provided for payments of accrued interest on a quarterly basis, with no principal payments required during the term of the Rotunda Notes, except that the borrowers were required to pay to the Trust all refinancing proceeds and other cash flow they received from their interests in Grande Rotunda. The Rotunda Notes were originally scheduled to mature at the earlier of (a) 10 years after issue, on June 19, 2015 and (b) at the election of the Trust, 90 days after the borrower terminates employment with Hekemian & Co., at which time all outstanding unpaid amounts would be due. On June 4, 2015, the Board approved an extension of the terms of each of the Rotunda Notes to the earlier to occur of (a) June 19, 2018 and (b) the day that is 5 days after Grande Rotunda closes on a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved amendments to the Rotunda Notes to further extend the term of each of the Rotunda Notes to the date or dates upon which Grande Rotunda makes distributions of cash to its members as a result of either a refinancing of Grande Rotunda’s indebtedness or a sale of Grande Rotunda or all or a portion of the real property owned by it; provided, that the Rotunda Notes will mature only to the extent of such distributions to the maker of the Rotunda Notes. Pursuant to the December 7, 2017 amendments, distributions of cash as a result of events other than a refinancing of the indebtedness of Grande Rotunda or sale of the Rotunda property will not result in the maturation of the Rotunda Notes. At October 31, 2020, the outstanding principal balance on the Rotunda Notes was $4,000,000, and the accrued but unpaid interest on the Rotunda Notes was $1,194,000. Grande Rotunda paid Hekemian & Co. approximately $604,000 in management fees during the fiscal year ended October 31, 2020, which is included in the $2,201,000 of management fees paid by the Trust to Hekemian & Co. during the fiscal year ended October 31, 2020 mentioned above. Pursuant to the terms of the Management Agreement, Grande Rotunda paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $20,000, which is included in the $1,107,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above.

Prior to the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation, the Trust and Rotunda 100, as the 60% and 40% owners of Grande Rotunda, respectively, had been contributing their respective pro-rata share of Grande Rotunda’s cash needs through loans to Grande Rotunda. As of October 31, 2020, Rotunda 100 had funded Grande Rotunda with approximately $5.9 million (including accrued interest), which is included in “Due to affiliate” on the Trust’s consolidated balance sheet as of October 31, 2020 and is characterized as a demand loan that Rotunda 100 can require to be repaid at any time.

The Trust owns a 70% membership interest in Damascus Centre, which is the owner of the Damascus Shopping Center. During the fiscal year ended October 31, 2005, in order to incentivize employees of Hekemian & Co., the Trust’s Board authorized an investor group comprised principally of Hekemian employees (including Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian) (the “Hekemian Group”) to acquire a 30% equity interest in Damascus Centre through Damascus 100, LLC (“Damascus 100”).

The sale of an equity interest in Damascus Centre to Damascus 100 was completed on October 31, 2006, at a sale price of $3,224,000, of which the Trust financed approximately $1,451,000. The Trust agreed to advance to the Hekemian Group up to 50% of the amount of the equity purchase price required to be paid by them (including approximately $1,400,000 to Robert S. Hekemian, Jr., David B. Hekemian and Allan Tubin) and certain other members of the immediate family of the late Robert S. Hekemian (the “Damascus Notes”). These advances were in the form of secured loans that bore interest that floated at 225 basis points over the 90-day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. The Damascus Notes originally provided for payments of accrued interest on a quarterly basis, with no principal payments required during the term of the Damascus Notes, except that the borrowers were required to pay to the Trust all refinancing proceeds and other cash flow they received from their interests in Damascus Centre. The Damascus Notes were originally scheduled to mature at the earlier of (a) 10 years after issue, on September 30, 2016 and (b) at the election of the Trust, 90 days after the borrower terminates employment with Hekemian & Co., at which time all outstanding unpaid amounts would be due. On June 4, 2015, the Board approved an extension of the term of each of the Damascus Notes to the earlier to occur of (a) June 19, 2018 and (b) the day that is 5 days after the Grande Rotunda, LLC closes on a permanent mortgage loan secured by the Rotunda property. The loans were secured by such employees’ membership interests in Damascus 100. On December 7, 2017, the Board approved amendments to the Damascus Notes to further extend the term of each of the Damascus Notes to the date or dates upon which Grande Rotunda makes distributions of cash to its members as a result of either a refinancing of Grande Rotunda’s indebtedness or a sale of Grande Rotunda or all or a portion of the real property owned by it; provided, that the Damascus Notes will mature only to the extent of such distributions to the maker of the Damascus Notes. Pursuant to the December 7, 2017 amendments, distributions of cash as a result of events other than a refinancing of the indebtedness of Grande Rotunda or sale of the Rotunda property would not have resulted in the maturation of the Damascus Notes. In the fourth quarter of the fiscal year ended October 31, 2018, the Damascus 100 members repaid the Damascus Notes in full for a total payment of $1,870,000, which was comprised of principal in the amount of $1,451,000 and accrued interest in the amount of approximately $419,000. Damascus Centre paid Hekemian & Co. approximately $142,000 in management fees during the fiscal year ended October 31, 2020, which is included in $2,201,000 of management fees paid by the Trust to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2020 mentioned above. Pursuant to the Management Agreement, Damascus Centre paid leasing commissions to Hekemian & Co. in the aggregate amount of approximately $3,000, which is included in the $1,107,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2020.

The Trust owns a 40% membership interest in Westwood Hills, LLC, a New Jersey limited liability company (“Westwood Hills”), which is the owner of a 210-unit residential apartment complex in Westwood, New Jersey. In addition, an aggregate of 35% of the membership interests in Westwood Hills is beneficially owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co.; Ronald J. Artinian, the Chairman and a trustee of the Trust; David B. Hekemian, a trustee of the Trust and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to the Trust and a former shareholder and former officer of Hekemian & Co.; members of Hekemian family; and two former trustees of the Trust. Pursuant to the terms of an operating agreement, the Trust is the Managing Member of Westwood Hills. Hekemian & Co. currently serves as the Managing Agent for Westwood Hills. During the fiscal year ended October 31, 2020, Westwood Hills paid Hekemian & Co. approximately $217,000 in management fees, which is included in the $2,201,000 of management fees paid by the Trust to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2020 mentioned above.

The Trust owns a 40% equity interest in WaynePSC. H-TPKE, LLC, a New Jersey limited liability company (“H-TPKE”), owns a 60% equity interest in WaynePSC. In addition, an aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a trustee of the Trust and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to the Trust and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. The Trust is the Managing Member of WaynePSC. WaynePSC owns a 323,000 +/- sq. ft. community shopping center located in Wayne, New Jersey, known as the Preakness Shopping Center. Hekemian & Co. is the Managing Agent for the Preakness Shopping Center. During the fiscal year ended October 31, 2020, WaynePSC paid Hekemian & Co. an annual property management fee in the approximate amount of $160,000, which is included in the $2,201,000 of management fees paid by the Trust to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2020 mentioned above. Pursuant to the terms of the Management Agreement, WaynePSC paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $11,000 with respect to leasing activity at the Preakness Shopping Center, which is included in the $1,107,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above.

On February 28, 2020, FREIT reorganized S&A from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC and the deconsolidation of the subsidiary (on February 28, 2020) is not the result of a nonreciprocal transfer to owners, FREIT recognized a gain on deconsolidation. The remaining 35% undivided interest in the Pierre Towers property is owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a trustee of the Trust and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of the Trust and an officer of Hekemian & Co.; and certain members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to the Trust and a former shareholder and former officer of Hekemian & Co. In February 2005, and in accordance with its investment policy regarding risk diversification, the Trust allowed the minority owners of the former S&A partnership to make a cash contribution to the former S&A partnership of approximately $1.3 million to increase their ownership interest in the former S&A partnership from approximately 25% to 35%, which approximated market value at the time of the investment. On April 15, 2004, the former S&A partnership purchased The Pierre Towers, a residential apartment complex located in Hackensack, New Jersey. Prior to the reorganization of S&A from a partnership to a TIC on February 28, 2020, the Pierre Towers, LLC, on behalf of the S&A partnership, paid Hekemian & Co. management fees in the amount of approximately $123,000, which is included in the $2,201,000 of management fees paid by the Trust to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2020 mentioned above. Subsequent to February 28, 2020 through October 31, 2020, the Pierre Towers TIC paid management fees to Hekemian & Co. of approximately $241,000. Additionally, the Pierre Towers TIC also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for the Pierre Towers property. The Pierre Towers TIC paid approximately $26,000 for such insurance services for the period from February 28, 2020 through October 31, 2020.

Robert S. Hekemian, Jr., the Chief Executive Officer, President and a trustee of the Trust and a shareholder and officer of Hekemian & Co., was a director of Oritani Financial Corp. and its subsidiary, Oritani Bank, until Oritani Financial was merged into Valley National Bancorp in December 2019. The Trust is a party to a commercial mortgage loan with Valley National Bancorp. The mortgage loan is in the original principal amount of $22,750,000 with an interest rate of 4.75% per annum, which is secured by the Trust’s Westwood Plaza property and matures on January 13, 2023. This mortgage loan was negotiated at arm’s length and was on standard terms. Another mortgage loan with Oritani Bank in the original principal amount of $6,000,000 was repaid by the Trust in February 2019.

The Trust retained the law firm of Giordano, Halleran & Ciesla, P.C during the fiscal year ended October 31, 2020 to furnish legal services. John A. Aiello, a trustee and executive officer of the Trust, is an officer and shareholder in the law firm. During the fiscal year ended October 31, 2020, Giordano, Halleran & Ciesla, P.C. received $571,061 in fees from the Trust for its services. In addition, Mr. Aiello paid to the law firm the amount of $55,500, representing retainer and meeting fees, which Mr. Aiello received in connection with his services as the Secretary and Executive Secretary of the Trust during the fiscal year ended October 31, 2020.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a trustee on April 5, 2018, the Trust entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. Under the Consulting Agreement, Mr. Hekemian was obliged to provide advice and consultation with respect to matters pertaining to the Trust and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. The Trust paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For the fiscal year ended October 31, 2020, consulting fee expense for Robert S. Hekemian was approximately $8,000.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by EisnerAmper LLP to the Trust totaled $431,000 for the fiscal year ended October 31, 2020 for professional services rendered in connection with the audits of the Trust’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2020. Audit fees billed by EisnerAmper LLP to the Trust totaled $507,000 for the fiscal year ended October 31, 2019 for professional services rendered in connection with the audits of the Trust’s consolidated financial statements, audits of internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2019.

Audit-Related Fees

Audit-related fees billed in the fiscal year ended October 31, 2020 and 2019 totaled $43,000 and $35,000, respectively, in connection with matters related to the Sale Agreement.

Tax Fees

In the fiscal year ended October 31, 2020, EisnerAmper LLP billed the Trust $32,500 for the preparation of the Trust’s 2019 tax return and $8,735 in connection with an analysis relating to the payment of dividends and return of capital. In addition, EisnerAmper LLP billed the Trust $40,000 in the fiscal year ended October 31, 2020 for tax-related matters and consultations in connection with the Sale Agreement. In the fiscal year ended October 31, 2019, EisnerAmper LLP billed the Trust $32,500 for the preparation of the Trust’s 2018 tax return and $6,000 in connection with an analysis relating to the payment of dividends and return of capital. In addition, EisnerAmper LLP billed the Trust $106,000 in the fiscal year ended October 31, 2019 for tax-related matters and consultations in connection with the Sale Agreement.

All Other Fees

EisnerAmper LLP did not bill the Trust for any other services during the fiscal years ended October 31, 2020 and 2019.

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

First Real Estate Investment Trust of New Jersey

Dated: January 29, 2021	By: /s/ Robert S. Hekemian, Jr.
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

Signatures	Title	Date

/s/ Robert S. Hekemian, Jr.	President, Chief Executive Officer	January 29, 2021
Robert S. Hekemian, Jr.	(Principal Executive Officer) and Trustee
/s/ Allan Tubin	Chief Financial Officer and	January 29, 2021
Allan Tubin	Treasurer (Principal Financial /Accounting Officer)
/s/ Ronald J. Artinian	Chairman of the Board and Trustee	January 29, 2021
Ronald J. Artinian
/s/ David F. McBride	Trustee	January 29, 2021
David F. McBride
/s/ John A. Aiello	Trustee	January 29, 2021
John A. Aiello
/s/ Justin F. Meng	Trustee	January 29, 2021
Justin F. Meng
/s/ David B. Hekemian	Trustee	January 29, 2021
David Hekemian
/s/ Richard J. Aslanian	Trustee	January 29, 2021
Richard J. Aslanian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

First Real Estate Investment Trust of New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey and Subsidiaries (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended October 31, 2020, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2006.

EISNERAMPER LLP

Iselin, New Jersey

January 29, 2021

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2020	2019
	(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$278,150	$330,108
Construction in progress	566	395
Cash and cash equivalents	36,860	38,075
Investment in tenancy-in-common	20,101	—
Tenants' security accounts	1,408	2,278
Receivables arising from straight-lining of rents	3,977	4,374
Accounts receivable, net of allowance for doubtful accounts of $804 and
$379 as of October 31, 2020 and 2019, respectively	1,811	1,741
Secured loans receivable	5,194	5,053
Prepaid expenses and other assets	4,985	5,951
Deferred charges, net	2,163	2,643
Total Assets	$355,215	$390,618

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $360 and $0 as of October 31, 2020 and 2019, respectively	$307,240	$352,790
Less unamortized debt issuance costs	1,810	2,886
Mortgages payable, net (Note 5)	305,430	349,904

Due to affiliate	5,921	5,705
Deferred trustee compensation payable	2,633	7,610
Accounts payable and accrued expenses	2,277	3,097
Dividends payable	-	1,357
Tenants' security deposits	2,124	3,381
Deferred revenue	1,043	1,390
Interest rate cap and swap contracts	4,924	2,126
Total Liabilities	324,352	374,570

Commitments and contingencies (Note 7)

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 152,144 and	27,960	28,847
192,122 vested share units granted to Trustees at October 31, 2020 and 2019, respectively
Treasury stock, at cost: 136,501 and 206,408 shares at October 31, 2020	(2,863)	(4,330)
and 2019, respectively
Undistributed earnings (dividends in excess of net income)	13,791	(6,762)
Accumulated other comprehensive loss	(3,986)	(2,040)
Total Common Equity	34,902	15,715
Noncontrolling interests in subsidiaries	(4,039)	333
Total Equity	30,863	16,048
Total Liabilities and Equity	$355,215	$390,618

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2020	2019	2018
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$46,184	$53,326	$51,267
Reimbursements	5,840	6,429	6,093
Sundry income	703	522	637
Total revenue	52,727	60,277	57,997

Expenses:
Operating expenses	15,805	16,501	16,245
Special Committee third party advisory, legal and other expenses	4,606	1,416	—
Management fees	2,251	2,603	2,547
Real estate taxes	8,687	9,591	8,396
Depreciation	10,341	11,339	11,515
Tenant improvement write-off due to COVID-19	7,277	—	—
Total expenses	48,967	41,450	38,703

Operating income	3,760	18,827	19,294

Investment income	204	360	267
Unrealized (loss) gain on interest rate cap contract	—	(160)	72
Gain on sale of property	—	836	—
Gain on deconsolidation of subsidiary	27,680	—	—
Loss on investment in tenancy-in-common	(202)	—	—
Interest expense including amortization
of deferred financing costs	(14,122)	(18,070)	(18,667)
Net income	17,320	1,793	966

Net loss (income) attributable to noncontrolling
interests in subsidiaries	3,233	(6)	517

Net income attributable to common equity	$20,553	$1,787	$1,483

Earnings per share - basic and diluted:	$2.94	$0.26	$0.21

Weighted average shares outstanding:
Basic	6,992	6,940	6,883
Diluted	6,994	6,940	6,883

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2020	2019	2018
	(In Thousands of Dollars)

Net income	$17,320	$1,793	$966

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap contracts
before reclassifications	(3,553)	(6,081)	3,043
Amount reclassified from accumulated other
comprehensive loss to interest expense	755	(319)	70
Net unrealized (loss) gain on interest rate swap contracts	(2,798)	(6,400)	3,113
Comprehensive income (loss)	14,522	(4,607)	4,079
Net loss (income) attributable to noncontrolling interests in subsidiaries	3,233	(6)	517
Other comprehensive loss (income):
Unrealized loss (gain) on interest rate swap contracts
attributable to noncontrolling interests in subsidiaries	852	1,843	(880)
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	4,085	1,837	(363)
Comprehensive income (loss) attributable to common equity	$18,607	$(2,770)	$3,716

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Shares of Beneficial Interest	Treasury Stock at Cost	Undistributed Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2017	$27,651	$(5,273)	$(4,824)	$284	$17,838	$10,752	$28,590

Stock based compensation expense	130				130		130

Vested share units granted to Trustees and consultant	839				839		839

Vested share units issued to consultant and retired Trustee *	(332)	332			—		—

Distributions to noncontrolling interests					—	(8,259)	(8,259)

Net income (loss)			1,483		1,483	(517)	966

Dividends declared, including $21 payable in share units ($0.15 per share)			(1,035)		(1,035)		(1,035)

Net unrealized gain on interest rate swaps				2,233	2,233	880	3,113

Balance at October 31, 2018	28,288	(4,941)	(4,376)	2,517	21,488	2,856	24,344

Stock based compensation expense	124				124		124

Vested share units granted to Trustees and consultant	1,046				1,046		1,046

Vested share units issued to consultant and retired Trustees *	(611)	611			—		—

Distributions to noncontrolling interests					—	(686)	(686)

Net income			1,787		1,787	6	1,793

Dividends declared, including $106 payable in share units ($0.60 per share)			(4,173)		(4,173)		(4,173)

Net unrealized loss on interest rate swaps				(4,557)	(4,557)	(1,843)	(6,400)

Balance at October 31, 2019	28,847	(4,330)	(6,762)	(2,040)	15,715	333	16,048

Stock based compensation expense	46				46		46

Vested share units granted to Trustees and consultant	534				534		534

Vested share units issued to consultant and retired Trustees *	(1,467)	1,467			—		—

Deconsolidation of subsidiary					—	3,596	3,596

Distributions to noncontrolling interests in subsidiaries					—	(3,883)	(3,883)

Net income (loss)			20,553		20,553	(3,233)	17,320

Net unrealized loss on interest rate cap and swap contracts				(1,946)	(1,946)	(852)	(2,798)

Balance at October 31, 2020	$27,960	$(2,863)	$13,791	$(3,986)	$34,902	$(4,039)	$30,863

* Represents the issuance of treasury shares to consultant and retired Trustee(s) for share units earned.

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2020	2019	2018
	(In Thousands of Dollars)
Operating activities:
Net income	$17,320	$1,793	$966
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	10,341	11,339	11,515
Tenant improvement write-off due to COVID-19	7,277	—	—
Amortization	1,819	1,750	1,789
Unrealized loss (gain) on interest rate cap contract	—	160	(72)
Stock based compensation expense	46	124	130
Trustee fees, consultant fee and related interest paid in stock units	534	940	818
Gain on sale of property	—	(836)	—
Gain on deconsolidation of subsidiary	(27,680)	—	—
Loss on investment in tenancy-in-common	202	—	—
Deferred rents - straight line rent	397	(410)	(605)
Bad debt expense	619	263	198
Changes in operating assets and liabilities:
Tenants' security accounts	(285)	149	272
Accounts receivable, prepaid expenses and other assets	(1,777)	(1,537)	(371)
Accounts payable, accrued expenses and deferred
trustee compensation payable	(5,452)	64	(1,808)
Deferred revenue	(300)	21	93
Due to affiliate - accrued interest	216	288	245
Deferred interest on mortgages	360	—	—
Net cash provided by operating activities	3,637	14,108	13,170
Investing activities:
Proceeds from sale of commercial property, net	—	7,060	—
Capital improvements - existing properties	(2,048)	(3,087)	(5,335)
Acquisition of Station Place	—	—	(19,550)
Distribution from investment in tenancy-in-common	455	—	—
Deconsolidation of subsidiary cash and cash equivalents	(1,383)	—	—
Proceeds from payment of secured loans receivable inclusive of accrued interest	—	—	1,870
Net cash (used in) provided by investing activities	(2,976)	3,973	(23,015)
Financing activities:
Repayment of mortgages and construction loan	(22,910)	(26,529)	(148,680)
Repayment of credit line	—	—	(3,121)
Proceeds from mortgage loan refinancings	25,000	28,815	166,520
Proceeds from acquisition mortgage loan	—	—	12,350
Deferred financing costs	(482)	(539)	(2,685)
Interest rate cap contract cost	—	—	(88)
Dividends paid	(1,357)	(3,048)	(676)
Distributions to noncontrolling interests in subsidiaries	(3,883)	(686)	(8,259)
Net cash (used in) provided by financing activities	(3,632)	(1,987)	15,361
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,971)	16,094	5,516
Cash, cash equivalents and restricted cash, beginning of year	42,488	26,394	20,878
Cash, cash equivalents and restricted cash, end of year	$39,517	$42,488	$26,394

Supplemental disclosure of cash flow data:
Interest paid, net of amounts capitalized	$12,365	$16,337	$17,040
Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$387	$—	$—
Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$179	$157	$82
Financing activities:
Dividends declared but not paid	$—	$1,357	$338
Dividends paid in share units	$—	$106	$21
Vested share units issued to consultant and retired trustee	$1,467	$611	$332

Deconsolidation of subsidiary:
Real estate, at cost, net of accumulated depreciation	$(36,225)	$—	$—
Accounts receivable, net of allowance for doubtful accounts	(55)	—	—
Prepaid expenses and other assets	(315)	—	—
Mortgage payable	48,000	—	—
Unamortized debt issuance costs	(489)	—	—
Accounts payable and accrued expenses	353	—	—
Tenants' security deposits	585	—	—
Deferred revenue	47	—	—
Deconsolidation of subsidiary cash and cash equivalents	(1,383)	—	—
Net carrying value of assets and liabilities deconsolidated	$10,518	$—	$—

Recognition of retained investment in tenancy-in-common at fair value	$20,758	$—	$—
Derecognition of noncontrolling interest in subsidiary	$(3,596)	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:

Cash and cash equivalents	$36,860	$38,075	$21,747
Tenants' security accounts	1,408	2,278	2,212
Mortgage escrows (included in prepaid expenses and other assets)	1,249	2,135	2,435
Total cash, cash equivalents and restricted cash	$39,517	$42,488	$26,394

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Organization and significant accounting policies:

Organization:

First Real Estate Investment Trust of New Jersey ("FREIT" or the “Company” or “Trust”) was organized on November 1, 1961 as a New Jersey Business Trust. FREIT is engaged in owning residential and commercial income producing properties located primarily in New Jersey, Maryland and New York.

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

Recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which was codified as Accounting Standards Codification (“ASC”) 606 and effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. ASC 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. On November 1, 2018, FREIT adopted ASU No. 2014-09 using the modified retrospective approach. Since FREIT’s primary source of revenue is operating leases, which falls under the scope of “Leases, Topic 842” adopted in the first quarter of Fiscal 2020, the adoption of ASU No. 2014-09 did not have a significant impact on its consolidated financial statements and footnote disclosures and FREIT did not record any cumulative adjustment in Fiscal 2019 in connection with the implementation of ASU No. 2014-09.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Leasing Standard was amended by ASU 2018-11, “Targeted Improvements” (the “Practical Expedient Amendment”) in July of 2018, also codified as ASC 842, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component. The Company determined that its lease arrangements meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which alleviates the requirement upon adoption of ASC 842 that we reallocate or separately present consideration from lease and non-lease components. As such, the Company elected the practical expedient as allowed by the Practical Expedient Amendment and adopted ASU 2016-02 in the first quarter of Fiscal 2020.

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

With respect to most of FREIT’s commercial properties, lease terms range from five years to twenty-five years with options, which if exercised would extend the terms of such leases. These lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties (known as common area maintenance costs (“CAM”)). Some of FREIT’s leases in its commercial segment may contain lease and non-lease components. Generally, the primary lease component in most of FREIT’s commercial leases is base rent charged for the rental of space in an office complex/shopping center. Depending on the lease, the following non-lease components could be present: 1) fixed (or in substance fixed) payments related to real estate taxes and insurance; 2) variable payments that depend on an index or rate initially measured using the index or rate at the commencement date; and 3) fixed CAM reimbursements or CAM expense reimbursements based on the tenant’s proportionate share of the allocable operating expenses and CAM capital expenditures for the property.

FREIT accrues fixed lease income on a straight-line basis over the terms of the leases. FREIT accrues reimbursements from tenants for recoverable portions of real estate taxes, insurance, and CAM as variable lease consideration in the period the applicable expenditures are incurred recognizing differences between estimated recoveries and the final billed amounts in the subsequent year. Some of FREIT’s retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. FREIT recognizes this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. Given that this standard has minimal impact on real estate operating lessors, the adoption of this new accounting guidance did not have a significant impact on FREIT’s consolidated financial statements and footnote disclosures. As a result, there was no cumulative effect adjustment to opening equity. Additionally, based on this new accounting guidance, the Company will no longer be able to capitalize certain leasing costs, such as legal expenses, as it relates to activities before a lease is entered into. (See Note 7 to FREIT’s consolidated financial statements for further details).

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

The adoption of ASU 2017-12 had no impact on the accounting for FREIT’s interest rate swap contracts, which were previously deemed effective cash flow hedges, on the following entities: Damascus Centre, LLC (“Damascus Centre”), Wayne PSC, LLC (“Wayne PSC”), FREIT Regency, LLC (“Regency”) and Station Place on Monmouth, LLC (“Station Place”). Accordingly, these interest rate swap contracts will continue to be accounted for by marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. The adoption of this accounting guidance has an impact on the accounting for Grande Rotunda, LLC’s (“Grande Rotunda”) interest rate cap, which was previously deemed an ineffective cash flow hedge and for which previous to the adoption of this guidance, the change in the fair value was reported in the statement of income. Based on this new guidance, FREIT will record the change in the fair value of Grande Rotunda’s interest rate cap in other comprehensive income on a prospective basis. FREIT did not record an adjustment in Fiscal 2020 to the opening balance of retained earnings as the value of Grande Rotunda’s interest rate cap was $0 as of October 31, 2019. (See Note 6 to FREIT’s consolidated financial statements for additional details).

In October 2018, the FASB issued ASU 2018-16 “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to ASC Topic 815, Derivatives and Hedging”. ASU 2018-16 expands the list of U.S benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. FREIT adopted this update in the first quarter of Fiscal 2020 which did not have an impact on the consolidated financial statements or footnote disclosures.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing GAAP, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. This election is only available when total cash flows resulting from lease concessions are substantially similar to or less than the cash flows in the original lease. FREIT has made this election in the second quarter of Fiscal 2020 and accounts for rent deferrals by increasing its rent receivables as receivables accrue and continuing to recognize income during the deferral period. The adoption of this guidance did not have a significant impact on the consolidated financial statements or footnote disclosures.

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized

Westwood Hills, LLC	FREIT	40%	1994
Wayne PSC, LLC	FREIT	40%	2002
Damascus Centre, LLC	FREIT	70%	2003
Grande Rotunda, LLC	FREIT	60%	2005
WestFREIT, Corp	FREIT	100%	2007
FREIT Regency, LLC	FREIT	100%	2014
Station Place on Monmouth, LLC	FREIT	100%	2017
Berdan Court, LLC	FREIT	100%	2019

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by FREIT reflected as "noncontrolling interests in subsidiaries”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC, and the deconsolidation (as of February 28, 2020) of the subsidiary is not the result of a nonreciprocal transfer to owners, a gain on deconsolidation in the amount of approximately $27.7 million was recognized in the accompanying consolidated statement of income for the year ended October 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities. (See Note 17 to FREIT’s consolidated financial statements for further details.)

Reclassification:

Certain prior year statement of income and cash flow line items have been reclassified to conform to the current year presentation.

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. In Fiscal 2020, Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. In the fourth quarter of Fiscal 2020, management determined that it would be unable to re-let the space on similar terms and as such tenant improvements in the amount of approximately $7.3 million (with a consolidated impact to FREIT of approximately $4.4 million) related to Cobb Theatre were deemed impaired and written off. (See Note 16) There were no other impairments of long-lived assets for the fiscal year ended October 31, 2020. For the fiscal years ended October 31, 2019 and 2018, there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist of leasing commissions which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $1,089,000, $1,139,000 and $1,050,000 in Fiscal 2020, 2019 and 2018, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

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

Interest rate cap and swap contracts:

FREIT utilizes derivative financial instruments to reduce interest rate risk. FREIT does not hold or issue derivative financial instruments for trading purposes. FREIT recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments, which qualify as cash flow hedges, are reported in other comprehensive income. (see Note 6 to FREIT’s consolidated financial statements).

Advertising:

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $297,000, $281,000 and $296,000 in Fiscal 2020, 2019 and 2018, respectively.

Stock-based compensation:

FREIT has a stock-based compensation plan that was approved by FREIT’s Board of Trustees (the “Board”), and ratified by FREIT’s shareholders. Stock based awards are accounted for based on their grant-date fair value (see Note 10 to FREIT’s consolidated financial statements).

Note 2 -  Property disposition:

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

As the disposal of this property did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the property’s operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

Note 3 -  Property acquisition:

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

Note 4 -  Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2020	2019
		(In Thousands of Dollars)
Land		$75,688	$84,097
Unimproved land		405	405
Apartment buildings	7-40 years	155,923	202,486
Commercial buildings/shopping centers	5-40 years	151,293	159,186
Equipment/Furniture	5-15 years	1,978	2,297
Total real estate, gross		385,287	448,471
Less: accumulated depreciation		107,137	118,363
Total real estate, net		$278,150	$330,108

Note 5 -  Mortgages payable and credit line:

	October 31, 2020		October 31, 2019
	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Rockaway, NJ (A)	$15,050	$23	$15,615	$51
Westwood, NJ (B)	18,695	71	18,973	103
Wayne, NJ (C)	28,815	427	28,815	475
River Edge, NJ (D)	9,789	53	10,021	70
Red Bank, NJ (E)	12,181	108	12,350	123
Westwood, NJ (F)	—	—	19,617	34
Wayne, NJ (G)	23,336	205	23,737	240
Hackensack, NJ (H)	—	—	48,000	509
Damascus, MD (I)	18,824	166	19,354	231
Middletown, NY (J)	15,255	137	15,588	170
Total fixed rate	141,945	1,190	212,070	2,006
Westwood, NJ (F)	25,000	460	—	—
Frederick, MD (K)	21,775	—	22,200	28
Baltimore, MD (L)	118,520	160	118,520	800
Line of credit - Provident Bank (M)	—	—	—	52
Total variable rate	165,295	620	140,720	880
Total	$307,240	$1,810	$352,790	$2,886

(A)Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $14,895,000 as of October 31, 2020.

(B)On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through January 2023 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,078,000 as of October 31, 2020.

As a result of the negative impact of the COVID-19 pandemic at this property, FREIT was granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $390,000, of which approximately $222,000 related to deferred interest. These deferred payments are included in the mortgages payable on the consolidated balance sheet and are due at the maturity of this loan.

(C)On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

The loan is interest-only for the first five years of the term with monthly installments of approximately $85,004 each month through September 1, 2024. Thereafter, monthly installments of principal plus interest totaling approximately $130,036 will be required each month until September 1, 2029 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,530,000 as of October 31, 2020.

(D)On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $706,000 as of October 31, 2020.

(E)On December 7, 2017, Station Place on Monmouth, LLC (owned 100% by FREIT) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments were required each month for the first two years of the term and thereafter, principal payments plus accrued interest were required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place on Monmouth, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by an apartment building in Red Bank, New Jersey having a net book value of approximately $18,766,000 as of October 31, 2020.

On January 21, 2019, Station Place on Monmouth, LLC entered into a modification agreement with Provident Bank. The material terms of the modification were: (i) FREIT guaranteed $2,350,000 of the outstanding principal balance of the loan; and (ii) the loan’s Debt Service Coverage Ratio (“DSCR”) covenants were reduced to a single test tested semi-annually which required a DSCR of 1.2 / 1.0 based on actual debt service. If the DSCR should fall below 1.2 / 1.0, Provident Bank, at its discretion, may require a current appraisal of the Station Place property. If the loan balance exceeds 85% loan-to-value (“L-T-V”) based on the appraised value, Station Place may be required to resize the loan to bring the L-T-V into compliance by paying down the outstanding principal balance of the loan, posting a letter of credit, or providing additional collateral to Provident Bank.

(F)On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 to FREIT’s consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of October 31, 2020, approximately $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $8,537,000 as of October 31, 2020.

(G)On September 29, 2016, Wayne PSC, LLC refinanced its $24,200,000 mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25,800,000. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC, LLC with FREIT receiving $0.4 million based on it 40% membership interest in Wayne PSC, LLC. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $24,076,000 as of October 31, 2020 including approximately $0.6 million classified as construction in progress.

As a result of the negative impact of the COVID-19 pandemic at this property, we were granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended November 1, 2020, resulting in total deferred payments of approximately $319,000, of which approximately $138,000 related to deferred interest. These deferred payments are included in the mortgages payable on the consolidated balance sheet and are due at the maturity of this loan.

(H)On January 8, 2018, Pierre Towers, (which was previously owned by S And A Commercial Associates Limited Partnership (“S&A”) and was previously a consolidated subsidiary of FREIT), refinanced its $29.1 million loan held by State Farm with a new mortgage loan from New York Life Insurance in the amount of $48 million. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.38% to a fixed rate of 3.88%; and (ii) net refinancing proceeds of approximately $17.2 million (after giving effect to a $1.2 million loan prepayment cost to pay-off the loan held by State Farm) that were distributed to the partners in S&A with FREIT receiving approximately $11.2 million, based on its 65% membership interest in S&A, which can be used for capital expenditures and general corporate purposes. The loan is interest-only for the first five years of the term with monthly installments of $155,200 each month through January 2023. Thereafter, monthly installments of principal plus interest totaling $225,851 will be required each month until January 2028 at which time the unpaid balance is due.

On February 28, 2020, FREIT reorganized S&A from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation. Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, a 266-unit residential apartment complex in Hackensack, New Jersey (which was formerly owned by S&A). Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC and the deconsolidation of the subsidiary (on February 28, 2020) is not the result of a nonreciprocal transfer to owners FREIT recognized a gain on deconsolidation. (See Note 17 to FREIT’s consolidated financial statements for additional details.)

(I)On December 26, 2012, Damascus Centre, LLC refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a takedown of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 was held in escrow. In July 2018, these funds totaling $1,850,000 were released from escrow by the bank and became readily available to Damascus Centre, LLC. Damascus Centre, LLC distributed amounts due to FREIT and certain members of Damascus 100.

The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swaps.) The shopping center securing the loan has a net book value of approximately $25,438,000 as of October 31, 2020.

(J)On December 29, 2014, FREIT Regency, LLC closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. Interest-only payments had been required each month through December 15, 2017 and thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, FREIT Regency, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 to FREIT’s consolidated financial statements for additional information relating to the interest rate swap.) The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $18,260,000 as of October 31, 2020.

(K)On April 28, 2017, WestFREIT, Corp. (owned 100% by FREIT), refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company (“M&T Bank”) in the amount of $23.5 million. The new loan had a floating interest rate equal to 275 basis points over the one-month LIBOR and had a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate and (ii) net refinancing proceeds of approximately $1.1 million which have been used for general corporate purposes. The loan was payable in monthly installments of interest (as defined above) plus principal of $43,250 through May 2018 and principal of $45,250 from June 2018 through May 2019 at which time the outstanding balance became due.

On April 3, 2019, WestFREIT, Corp. exercised its option to extend its loan held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020 which was extended to November 1, 2020. This loan has been further extended with a new maturity date of January 31, 2021 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension of this loan. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $12,528,000 as of October 31, 2020. The interest rate on the loan was approximately 2.55% as of October 31, 2020.

As a result of the negative impact of the COVID-19 pandemic at this property, FREIT was granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $303,800, of which approximately $162,100 related to deferred interest was repaid as of October 31, 2020. The remaining deferred balance due of approximately $141,700 is included in the mortgages payable on the consolidated balance sheet and is due at the maturity of this loan.

(L)The original Rotunda acquisition loan for $22.5 million, which was subsequently reduced to $19.5 million on February 1, 2010, was acquired by FREIT on May 28, 2013. FREIT subsequently sold this loan to Wells Fargo Bank. On December 9, 2013, Grande Rotunda, LLC, a consolidated subsidiary, closed with Wells Fargo Bank on a construction loan of up to $120 million, of which $115.3 million had been drawn, to be used to redevelop and expand the Rotunda property in Baltimore, Maryland with a term of four (4) years, with one twelve-month extension, at a rate of 225 basis points over the monthly LIBOR.

On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”) refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This refinancing paid off the loan previously held by Wells Fargo, funded loan closing costs and paid the amount due to Hekemian Development Resources for a development fee of $900,000 plus accrued interest of approximately $45,000 (See Note 8 to FREIT’s consolidated financial statements for further details on this fee). This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year renewal options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. As of October 31, 2020, approximately $118.5 million of this loan facility was drawn down and the interest rate was approximately 2.99%. The loan is secured by the Rotunda property, which has a net book value of approximately $140,206,000 as of October 31, 2020. On November 5, 2020, Grande Rotunda elected to exercise the first extension option on this loan to extend the initial maturity date from February 6, 2021 until February 6, 2022. In order to extend the maturity due date Grande Rotunda must satisfy the following conditions: (a) pay to lender an extension fee of 0.2% of the extended loan balance; (b) certify that no default or events of default exist; (c) extend the interest rate cap to expire on February 6, 2022; and (d) allow lender to obtain an updated appraisal of the property. The principal balance of the amount of the loan to be extended must not exceed a loan-to-value of 62.5%. To the extent the loan-to-value exceeds the 62.5% limit, the loan must be brought in to balance via a loan reduction or by other means satisfactory to the Lender. Management expects the loan to be extended, however, until such time as a definitive agreement providing for a modification and extension of the loan is entered into, there can be no assurance the loan will be modified and extended.

(M)Credit line: FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. During Fiscal 2017, FREIT utilized $3 million of its credit line to fund tenant improvements for new retail tenants at the Rotunda property and repaid this line of credit in full in Fiscal 2018. As of October 31, 2020 and 2019, there was no amount outstanding and $13 million was available under the line of credit.

Certain of the Company’s mortgage loans and the Credit Line contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2020. The lis pendens filed in connection with the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT’s ability to refinance certain of its residential properties. (See Note 14 to FREIT’s consolidated financial statements for additional details.)

Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2020 and 2019:

	October 31,	October 31,
($ in Millions)	2020	2019
Fair Value	$311.4	$352.9

Carrying Value, Net	$305.4	$349.9

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2020 are as follows:

Year Ending October 31,	Amount
2021	$143,388	(a)(b)
2022	$17,380
2023	$61,713
2024	$10,492
2025	$15,596

(a)

Includes loan on Rotunda property located in Baltimore, Maryland in the amount of approximately $118.5 million which matures on February 6, 2021 and has two one-year renewal options, subject to certain requirements as provided for in the loan agreement. On November 5, 2020, Grande Rotunda elected to exercise the first extension option on this loan to extend the initial maturity date from February 6, 2021 until February 6, 2022. In order to extend the maturity due date Grande Rotunda must satisfy the following conditions: (a) pay to lender an extension fee of 0.2% of the extended loan balance; (b) certify that no default or events of default exist; (c) extend the interest rate cap to expire on February 6, 2022; and (d) allow lender to obtain an updated appraisal of the property. The principal balance of the amount of the loan to be extended must not exceed a loan-to-value of 62.5%. To the extent the loan-to-value exceeds the 62.5% limit, the loan must be brought in to balance via a loan reduction or by other means satisfactory to the Lender. (See Note 5(L))

(b)

Includes loan on Westridge Square Shopping Center located in Frederick, Maryland in the amount of approximately $21.8 million which had a maturity date of May 1, 2020 and was extended to November 1, 2020. This loan has been further extended with a new maturity date of January 31, 2021 under the same terms and conditions of the existing agreement while the lender is in discussions with the Company regarding a further modification and extension of this loan.

Note 6 -  Interest rate cap and swap contracts:

On February 7, 2018, Grande Rotunda refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and has a maturity date of February 6, 2021 with two one-year options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement.

At October 31, 2020, the total amount outstanding on this loan was approximately $118.5 million. As part of this transaction, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that can be drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year. At October 31, 2020, the derivative financial instrument had a notional amount of $121.9 million and a maturity date of March 5, 2021.

On December 7, 2017, Station Place (owned 100% by FREIT) closed on a $12,350,000 mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. At October 31, 2020, the total amount outstanding on this loan was approximately $12.2 million. In order to minimize interest rate volatility during the term of this loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. At October 31, 2020, the derivative financial instrument had a notional amount of $12.2 million and a maturity date of December 2027.

On September 29, 2016, Wayne PSC, a consolidated subsidiary, refinanced its $24.2 million mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25.8 million. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. At October 31, 2020, the total amount outstanding on this loan was approximately $23.3 million. In order to minimize interest rate volatility during the term of the loan, Wayne PSC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. At October 31, 2020, the derivative financial instrument had a notional amount of approximately $23.1 million and a maturity date of October 2026.

On December 26, 2012, Damascus Centre refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a take-down of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000. The total amount outstanding for both tranches of this loan held with People’s United Bank as of October 31, 2020 was approximately $18.8 million. The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 basis points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. At October 31, 2020, the derivative financial instrument had a notional amount of approximately $18.9 million and a maturity date of January 2023.

On December 29, 2014, Regency closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and the loan will mature on December 15, 2024. At October 31, 2020, the total amount outstanding on this loan was approximately $15.3 million. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. At October 31, 2020, the derivative financial instrument had a notional amount of approximately $15.3 million and a maturity date of December 2024.

In accordance with ASU 2017-12, which was adopted by FREIT in the first quarter of Fiscal 2020 (see Note 1 to FREIT’s consolidated financial statements for additional details), FREIT is accounting for the Damascus Centre, Regency, Wayne PSC and Station Place interest rate swaps and the Grande Rotunda interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. For the year ended October 31, 2020, FREIT recorded an unrealized loss of approximately $2,798,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2020, there was a liability of approximately $610,000 for the Damascus Centre swaps, $1,260,000 for the Wayne PSC swap, $1,385,000 for the Regency swap, $1,669,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

In Fiscal 2019 and prior fiscal years, FREIT was accounting for its interest rate swaps and cap contract in accordance with ASC 815. For the year ended October 31, 2019, FREIT recorded an unrealized loss of approximately $6,400,000 in the consolidated statement of comprehensive loss representing the change in the fair value of these cash flow hedges during such period. For the year ended October 31, 2019, FREIT recorded an unrealized loss in the consolidated statement of income of approximately $160,000 for the Grande Rotunda interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period. As of October 31, 2019, FREIT recorded a liability of approximately $179,000 for the Damascus Centre swaps, $53,000 for the Wayne PSC swap, $860,000 for the Regency swap, $1,034,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap. For the year ended October 31, 2018, FREIT recorded an unrealized gain of approximately $3,113,000 in comprehensive income representing the change in the fair value of these cash flow hedges during such period with a corresponding asset of approximately $955,000 for the Damascus Centre swaps, $2,452,000 for the Wayne PSC swap, $408,000 for the Regency swap and $460,000 for the Station Place swap as of October 31, 2018. For the year ended October 31, 2018, FREIT recorded an unrealized gain in the consolidated statement of income of approximately $72,000 for the Grande Rotunda, LLC interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period with a corresponding asset of approximately $160,000 as of October 31, 2018.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 -  Commitments and contingencies:

Leases

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $131.7 million at October 31, 2020 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. As discussed in Note 1, fixed lease income under our operating leases generally includes fixed minimum lease consideration which are accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancellable tenant operating leases for each of the next five years and thereafter, excluding rents from tenants for which collectability is deemed to be constrained and variable lease consideration, subsequent to October 31, 2020, is as follows:

Year Ending October 31,	Amount
2021	$17,253
2022	14,470
2023	11,809
2024	9,640
2025	8,191
Thereafter	25,601
Total	$86,964

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years for the period ended October 31, 2020 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Environmental concerns

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

On January 14, 2020, in connection with entering into the Purchase and Sale Agreement, FREIT and Hekemian entered into a First Amendment to Management Agreement (the “First Amendment”), which amends the Management Agreement. The First Amendment would become effective if, and only if, the Plan of Liquidation became effective. Since the Plan of Liquidation did not become effective due to the termination of the Purchase and Sale Agreement, the First Amendment did not become effective. (See Notes 14 and 15 to FREIT’s consolidated financial statements for further details.)

The Management Agreement with Hekemian, effective November 1, 2001, requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $2,201,000, $2,549,000, and $2,438,000 in Fiscal 2020, 2019 and 2018, respectively. In addition, the Management Agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $982,000, $762,000 and $742,000 in Fiscal 2020, 2019 and 2018, respectively. Total Hekemian management fees outstanding at October 31, 2020 and 2019 were approximately $182,000 and $219,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $190,000, $196,000 and $178,000 in Fiscal 2020, 2019 and 2018, respectively.

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

In the fourth quarter of Fiscal 2018, the Damascus 100 members repaid their secured notes outstanding in full for a total payment of $1,870,000 which was composed of principal in the amount of $1,451,000 and accrued interest in the amount of approximately $419,000. The aggregate outstanding principal balance of the Rotunda 100 notes was $4,000,000 at both October 31, 2020 and 2019. The accrued but unpaid interest related to these notes as of October 31, 2020 and 2019 amounted to approximately $1,194,000 and $1,053,000, respectively, and is included in secured loans receivable on the accompanying consolidated balance sheets.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in

Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of October 31, 2020 and 2019, Rotunda 100 has funded Grande Rotunda, LLC with approximately $5.9 million and $5.7 million (including accrued interest), respectively, which is included in “Due to affiliate” on the accompanying consolidated balance sheets.

From time to time, FREIT engages Hekemian, or certain affiliates of Hekemian, to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred during Fiscal 2020, 2019 and 2018 were $125,000, $275,000 and $1,195,000, respectively. Fees incurred during Fiscal 2020 related to commissions to Hekemian for the refinancing of the Westwood Hills, LLC loan. Fees incurred during Fiscal 2019 related to commissions to Hekemian for the following: $131,250 for the sale of the Patchogue property; $144,075 for the refinancing of the Berdan Court, LLC loan. Fees incurred during Fiscal 2018 related to commissions to Hekemian for the following: $522,500 for the purchase of the Station Place property; $400,000 for the refinancing of the Grande Rotunda, LLC loan; $240,000 for the refinancing of the Pierre Towers, LLC loan; $32,500 for the renewal of FREIT’s line of credit.

In Fiscal 2007, FREIT’s Board of Trustees approved and FREIT executed a development fee agreement for the Rotunda redevelopment project for the development services to be provided by Hekemian Development Resources, LLC (“Resources”), a wholly-owned subsidiary of Hekemian. The development fee agreement, as amended, for the Rotunda provided for Resources to receive a fee equal to 6.375% of the development costs as defined in the development agreement, less the amount of $3 million previously paid to Hekemian for the Rotunda project. As part of this agreement, the Board approved the payment of a fee to Resources in the amount of $1.4 million in connection with the revision to the scope of the Rotunda redevelopment project. Grande Rotunda, LLC paid $500,000 of this fee to Resources in Fiscal 2013 and the balance of $900,000 became due upon the issuance of a certificate of occupancy for the multi-family portion of this project. A final certificate of occupancy was issued in Fiscal 2016; however, Resources agreed to defer the payment of the $900,000 balance of this fee. Grande Rotunda, LLC paid the $900,000 portion of this fee to Resources in February 2018 with the proceeds from the refinancing of the Wells Fargo construction loan with the new loan from Aareal Capital Corporation. Additionally, Grande Rotunda, LLC paid Resources the amount of approximately $45,000 representing a mutually agreed upon amount of interest on the $900,000 portion of the fee for the period during which Hekemian Resources had agreed to defer payment thereof.

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

Trustee fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for Fiscal 2020, 2019 and 2018 was approximately $21,000, $214,000 and $365,000, respectively, for Robert S. Hekemian, $508,000 (including a $100,000 adjustment in Fiscal 2020 related to final approved Fiscal 2019 compensation), $381,000 and $235,000, respectively, for Robert S. Hekemian, Jr., $26,000, $22,000 and $0, respectively, for Allan Tubin and $50,000, $56,000 and $26,000, respectively, for David Hekemian. (See Note 11 to FREIT’s consolidated financial statements).

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Trustee on April 5, 2018, FREIT entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For Fiscal 2020, 2019 and 2018, consulting fee expense for Robert S. Hekemian was approximately $8,000, $60,000 and $34,200, respectively.

Note 9 -  Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2020. There is no ordinary taxable income for the fiscal year ending October 31, 2020 and no dividends have been made/declared for

Fiscal 2020. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s consolidated financial statements.

FREIT distributed 100% of its ordinary taxable income and 100% of its capital gain from the sale of the Patchogue, New York property to its shareholders as dividends for the fiscal year ended October 31, 2019. FREIT distributed 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ended October 31, 2018. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gain was recorded in FREIT’s consolidated financial statements for the fiscal years ended October 31, 2019 and 2018.

As of October 31, 2020, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2018 remain open to examination by the major taxing jurisdictions.

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

On April 4, 2007, FREIT shareholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. On April 5, 2018, FREIT shareholders approved amendments to the Plan to (a) increase the number of shares reserved for issuance thereunder by an additional 300,000 shares and (b) further extend the term of the Plan from September 10, 2018 to September 10, 2028. As of October 31, 2020, 442,060 shares are available for issuance under the Plan.

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

The following table summarizes stock option activity for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	Year Ended October 31,		Year Ended October 31,		Year Ended October 31,
	2020		2019		2018
	No. of Options	Exercise	No. of Options	Exercise	No. of Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of year	310,740	$18.35	305,780	$18.40	267,780	$18.81
Options granted during year	—	—	5,000	15.00	38,000	15.50
Options forfeited/cancelled during year	—	—	(40)	18.45	—	—
Options outstanding at end of year	310,740	$18.35	310,740	$18.35	305,780	$18.40
Options vested and expected to vest	308,310		308,310		299,140
Options exercisable at end of year	276,340		260,140		200,260

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

For Fiscal 2020, 2019 and 2018, compensation expense related to stock options granted amounted to approximately $46,000, $124,000 and $130,000, respectively. At October 31, 2020, there was approximately $71,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

There was no aggregate intrinsic value of options vested and expected to vest and options exercisable at October 31, 2020 as the exercise price of the options was greater than the market price.

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

All fees payable to Trustees for the year ended October 31, 2020 and 2019 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. All fees payable to Trustees for the year ended October 31, 2018 were deferred under the Deferred Fee Plan except for the fees payable to three Trustees, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the years ended October 31, 2020 and 2019, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $526,000 and $986,000, respectively, which have been paid through the issuance of 29,134 and 60,148, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the years ended October 31, 2020 and 2019, FREIT has charged as expense approximately $526,000 and $879,800, respectively, representing deferred Trustee fees and interest, and the balance of approximately $0 and

$106,200, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. In connection with the termination of Robert S. Hekemian’s service to the Trust under the Consulting Agreement between Mr. Hekemian and the Trust in December 2019, Mr. Hekemian’s accrued plan benefits under the Deferred Fee Plan became payable to him and were paid in a single lump sum in the amount of approximately $4.8 million. As of October 31, 2020 and 2019, approximately $1,542,000 and $4,422,000, respectively, of fees has been deferred together with accrued interest of approximately $1,091,000 and $3,188,000, respectively.

Note 12 - Dividends and earnings per share:

FREIT did not declare any dividends to shareholders of record during Fiscal 2020. FREIT declared dividends of approximately $4,173,000 ($0.60 per share) and $1,035,000 ($0.15 per share) to shareholders of record during Fiscal 2019 and 2018, respectively.

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

For Fiscal 2020, the outstanding stock options increased the average dilutive shares outstanding by approximately 1,500 shares with no impact on earnings per share. For Fiscal 2019 and 2018, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share. There were approximately 268,000, 306,000 and 306,000, respectively, of anti-dilutive shares for the years ended October 31, 2020, 2019 and 2018. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan.

Note 13 - Segment information:

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise.

The commercial segment is comprised of eight (8) properties, excluding the land and building formerly occupied as a Pathmark supermarket in Patchogue, New York, which was sold on February 8, 2019 (see Note 2), during the fiscal years ended October 31, 2020 and 2019. The commercial segment was comprised of nine (9) properties during the fiscal year ended October 31, 2018. The residential segment is comprised of seven (7) properties, excluding the Pierre Towers property which was converted into a tenancy-in-common and deconsolidated from FREIT’s operating results as of February 28, 2020 (see Note 17 to FREIT’s consolidated financial statements for further details), during the fiscal year ended October 31, 2020. The residential segment was comprised of eight (8) properties during the fiscal years ended October 31, 2019 and 2018.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2020. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2020	2019	2018
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$24,486	$26,692	$25,464
Residential	28,638	33,175	31,928
Total real estate rental revenue	53,124	59,867	57,392

Real estate operating expenses:
Commercial	11,334	11,694	11,861
Residential	11,588	14,368	13,022
Total real estate operating expenses	22,922	26,062	24,883

Net operating income:
Commercial	13,152	14,998	13,603
Residential	17,050	18,807	18,906
Total net operating income	$30,202	$33,805	$32,509

Recurring capital improvements - residential	$(347)	$(685)	$(738)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$30,202	$33,805	$32,509
Deferred rents - straight lining	(397)	410	605
Investment income	204	360	267
Unrealized (loss) gain on interest rate cap contract	—	(160)	72
Special Committee third party advisory, legal and other expenses	(4,606)	(1,416)	—
Gain on sale of property	—	836	—
Gain on deconsolidation of subsidiary	27,680	—	—
Loss on investment in tenancy-in-common	(202)	—	—
General and administrative expenses	(3,821)	(2,633)	(2,305)
Depreciation	(10,341)	(11,339)	(11,515)
Tenant improvement write-off due to COVID-19	(7,277)	—	—
Financing costs	(14,122)	(18,070)	(18,667)
Net income	17,320	1,793	966
Net loss (income) attributable to noncontrolling interests in subsidiaries	3,233	(6)	517
Net income attributable to common equity	$20,553	$1,787	$1,483

Note 14 - Termination of Purchase and Sale Agreement:

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

The Purchaser has filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement. The lis pendens provides notice to the public of the Complaint. Pending the resolution of this litigation, the filing of the lis pendens will adversely affect the future sale or financing of those properties.

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

The Sellers believe that the allegations set forth in the Complaint are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. As of the year ended October 31, 2020, the $15 million deposit has not been included in income in the accompanying consolidated statement of income.

During the years ended October 31, 2020 and 2019, the Special Committee of the Board incurred on behalf of the Company approximately $4,606,000 and $1,416,000, respectively, of third party advisory, legal and other expenses related to its activities. Legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $957,000 for the year ended October 31, 2020.

Note 15 - Termination of Plan of Liquidation:

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

While the Plan of Liquidation received shareholder approval, the Plan of Liquidation did not become effective as the Sellers terminated the Purchase and Sale Agreement by written notice delivered to the Purchaser on April 30, 2020, and the transactions contemplated thereby were not consummated. Accordingly, the Trust did not proceed with the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets as contemplated by the Plan of Liquidation that was adopted by the Board on January 14, 2020.

Note 16 – COVID-19 Pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. While some of these orders had been fully or partially lifted from earlier this year, the U.S. is experiencing a second wave of this pandemic. Many of our commercial tenants have not been able to open or resume operations at full capacity due to continued restrictions imposed upon them. As the impact of the pandemic has been evolving, it continues to cause uncertainty and volatility in the financial markets. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to continue until such time as shutdown orders are fully lifted, and all business operations and commercial activity can fully resume. The lifting of all government shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been and continue to be adversely affected by the mandated shutdowns or continued imposed restrictions. The overall average cash realization for the commercial properties, based on monthly billings as compared to monthly cash collections from April through October 2020, was approximately 74%. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. During the fiscal year ended October 31, 2020, rental revenue deemed uncollectible of approximately $1.4 million (with a consolidated impact to FREIT of approximately $0.9 million) was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. Additionally, FREIT incurred an increase in expense for the reserve of uncollectible rents of approximately $0.3 million (with a consolidated impact to FREIT of approximately $0.2 million) for the year ended October 31, 2020. As of October 31, 2020, FREIT has applied approximately $387,000 of security deposits from its commercial tenants to outstanding receivables due. On a case by case basis, FREIT has offered some commercial tenants deferrals of rent and rent abatements over a specified time period totaling approximately $206,000 and $238,000, respectively, (with a consolidated impact to FREIT of approximately $192,000 and $156,000, respectively) through fiscal year ended October 31, 2020. FREIT currently remains in active discussions and negotiations with these impacted retail tenants. Additionally, Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. As a result of the rejection of this lease, uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million were reversed against revenue, and unamortized leasing commissions in the amount of approximately $0.2 million were written off and fully expensed in Fiscal 2020 resulting in a net impact of approximately $0.9 million (with a consolidated impact to FREIT of approximately $0.5 million) to net income for the year ended October 31, 2020. Tenant improvements related to the Cobb Theatre with a net book value of approximately $7.3 million (with a consolidated impact to FREIT of approximately $4.4 million) as of October 31, 2020 were deemed to be impaired, written off and charged to operations in the consolidated statement of income for the fiscal year ended October 31, 2020. Until this space is re-leased, FREIT’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.7 million) on an annualized basis.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, we were granted debt payment relief from certain of our lenders on the retail properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000 which will become due at the maturity of the loans. As of October 31, 2020, approximately $162,000 of this amount has been repaid. There will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheet as of October 31, 2020. (See Note 5 for additional details.)

During Fiscal 2020, we have experienced a positive cash flow from operations, excluding corporate expenses such as Special Committee third party advisory, legal and other expenses paid of approximately $5.1 million and deferred compensation in the amount of $5 million paid to two retired trustees. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of October 31, 2020 of approximately $36.9 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 5) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-K. In an effort to further preserve cash flow, the Board of Trustees reduced all fees, salaries and retainers payable to our executive officers and members of the Board of Trustees by up to 30% from May 1, 2020 through the end of Fiscal 2020. Additionally, in an effort to keep costs lower while the Company has experienced a loss of revenues at the commercial properties and to adjust to the difficulty in hiring contractors due to these imposed COVID-19 restrictions and mandates, the Company has deferred non-essential maintenance projects across all properties during Fiscal 2020. This has resulted in a cost savings of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.8 million) across the entire FREIT portfolio as compared to Fiscal 2019.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

Note 17 – Investment in tenancy-in-common (“TIC”):

On February 28, 2020, FREIT reorganized S&A from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC, and the deconsolidation (as of February 28, 2020) of the subsidiary is not the result of a nonreciprocal transfer to owners, a gain on deconsolidation in the amount of approximately $27.7 million was recognized in the accompanying consolidated statement of income for the fiscal year ended October 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities.

As of October 31, 2020, FREIT’s investment in TIC was approximately $20.1 million with a loss on investment of approximately $202,000, recognized in the accompanying consolidated statement of income for the fiscal year ended October 31, 2020.

Hekemian currently manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian dated as of February 28, 2020, which expires on February 28, 2022, and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $241,000 for the period from February 28, 2020 through October 31, 2020. Hekemian management fees outstanding at October 31, 2020 was approximately $32,000. The Pierre Towers property also uses the resources of the Hekemian insurance department to secure various insurance coverages for its property. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $26,000 for the period from February 28, 2020 through October 31, 2020.

The following table summarizes the balance sheet of the Pierre Towers property as of October 31, 2020 accounted for by the equity method:

October 31,
2020
(In Thousands of Dollars)

Real estate, net	$80,041
Cash and cash equivalents	754
Tenants' security accounts	523
Receivables and other assets	468
Total assets	$81,786

Mortgages payable, net of unamortized debt issuance costs	$49,956
Accounts payable and accrued expenses	314
Tenants' security deposits	535
Deferred revenue	56
Equity	30,925
Total liabilities & equity	$81,786

FREIT's investment in TIC (65% interest)	$20,101

The following table summarizes the statement of operations of the Pierre Towers property for the period from February 28, 2020 through October 31, 2020, accounted for by the equity method:

For the period from
February 28, 2020
through October 31, 2020
(In Thousands of Dollars)

Revenues	$4,981
Operating expenses	2,786
Net operating income	$2,195

Depreciation	1,435
Interest expense including amortization
of deferred financing costs	1,070

Net loss	$(310)

FREIT's loss on investment in TIC (65% interest)	$(202)

Note 18 - Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2020 and 2019 (in thousands, except per share amounts):

2020:	Quarter Ended							Year Ended
	January 31,	April 30,		July 31,		October 31,		October 31,

Revenue	$15,593	$13,688		$12,149	(b)	$11,297		$52,727
Expenses	17,614	(13,448	)(a)	12,469	(b)	18,772	(c)	35,407
Net (loss) income	(2,021)	27,136		(320)		(7,475)		17,320

Net (loss) income attributable to noncontrolling interests in subsidiaries	(241)	84		139		3,251		3,233
Net (loss) income attributable to common equity	$(2,262)	$27,220		$(181)		$(4,224)		$20,553

(Loss) Earnings per share - basic and diluted	$(0.32)	$3.88	(a)	$(0.02	)(b)	$(0.60	)(c)	$2.94
Dividends declared per share	$—	$—		$—		$—		$—

2019:	Quarter Ended					Year Ended
	January 31,	April 30,		July 31,	October 31,	October 31,

Revenue	$14,928	$14,786		$15,255	$15,308	$60,277
Expenses	14,493	13,956	(d)	14,990	15,045	58,484
Net income	435	830		265	263	1,793

Net income (loss) attributable to noncontrolling interests in subsidiaries	24	(44)		(66)	80	(6)
Net income attributable to common equity	$459	$786		$199	$343	$1,787

Earnings per share - basic and diluted	$0.07	$0.11	(d)	$0.03	$0.05	$0.26
Dividends declared per share	$0.15	$0.125		$0.125	$0.20	$0.60

(a) Includes $27.7 million gain on deconsolidation of subsidiary related to the Pierre Towers property which was deconsolidated from FREIT's operating results due to the conversion to a tenancy-in-common form of ownership on February 28, 2020. ($3.96 per share)

(b) Includes impact of the rejection of the lease for Cobb Theatre at the Rotunda retail property as of June 30, 2020 resulting in the reversal against revenue of uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million and the write-off of unamortized leasing commissions in the amount of approximately $0.2 million resulting in a net impact of approximately $0.9 million (with a consolidated impact to FREIT of approximately $0.5 million). ($0.07 per share)

(c) Includes write-off of Cobb Theatre's tenant improvements of approximately $7.3 million (with a consolidated impact to FREIT of approximately $4.4 million) at the Rotunda retail property due to COVID-19. ($0.62 per share)

(d) Includes $0.8 million gain on sale of the Patchogue, New York property sold on February 8, 2019. ($0.12 per share)

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2020

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms, River Edge, NJ	$ 9,789	$ 364	$ 1,773	$ -	$ 1,506		$ 364	$ 3,279	$ 3,643	$ 2,937	1966	1975	7-40 years
Berdan Court, Wayne, NJ	28,815	250	2,206	-	4,865		250	7,071	7,321	5,791	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	25,000	3,849	11,546	-	2,826		3,849	14,372	18,221	9,684	1965-70	1994	7-39 years
Boulders - Rockaway, NJ	15,050	1,632	-	3,386	16,011		5,018	16,011	21,029	6,185	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	15,255	2,833	17,792	-	774		2,833	18,566	21,399	3,139	2003	2014	7-40 years
Icon - Baltimore, MD	65,186	5,871	-	-	87,770		5,871	87,770	93,641	9,347	2016	2005	7-40 years
Station Place - Red Bank, NJ	12,181	8,793	10,757	-	1		8,793	10,758	19,551	785	2015	2017	7-40 years

Commercial Properties:
Damascus Shopping Center,
Damascus, MD	18,824	2,950	6,987	6,296	17,589		9,246	24,576	33,822	8,384	1960's	2003	5-39.5 years
Franklin Crossing, Franklin Lakes, NJ	-	29	-	3,382	7,426		3,411	7,426	10,837	4,387	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	-	12	36	-	235		12	271	283	219	1940	1962	5-25 years
Westridge Square S/C, Frederick, MD	21,775	9,135	19,159	(1)	4,791		9,134	23,950	33,084	20,556	1986	1992	5-31.5 years
Westwood Plaza, Westwood, NJ	18,695	6,889	6,416	-	2,374		6,889	8,790	15,679	8,601	1981	1988	5-31.5 years
Preakness S/C, Wayne, NJ	23,336	9,280	24,217	-	2,802		9,280	27,019	36,299	12,509	1955/89/00	2002	5-39.5 years
The Rotunda, Baltimore, MD	53,334	10,392	14,634	232	45,267		10,624	59,901	70,525	14,613	1920/2016	2005	5-40 years

Land Leased:
Rockaway, NJ	-	114	-	-	-		114	-	114	-		1963/1964
Vacant Land:				`
Franklin Lakes, NJ	-	224	-	(156)	-		68	-	68	-		1966/93
Wayne, NJ	-	286	-	-	-		286	-	286	-		2002
Rockaway, NJ	-	51	-	-	-		51	-	51	-		1963/1964
	$ 307,240	$ 62,954	$ 115,523	$ 13,139	$ 194,237	$ -	$ 76,093	$ 309,760	$ 385,853	$ 107,137

(1) Total cost for each property is the same for federal income tax purposes, with the exception of Regency Club, Station Place and the Rotunda properties (Icon and The Rotunda) whose cost for federal income tax purposes is approximately $13.3 million, $4.2 million and $162.2 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2020	2019	2018

Real estate:
Balance, Beginning of year	$448,866	$456,658	$433,288

Additions - Buildings and improvements	2,055	3,386	4,562

Disposal - Buildings and improvements	(585)	(240)	(742)

Tenant improvement write-off due to COVID-19	(8,910)	—	—

Acquisition (Sale) of property	—	(10,938)	19,550

Deconsolidation of subsidiary	(55,573)	—	—

Balance, end of year	$385,853	$448,866	$456,658

Accumulated depreciation:
Balance, beginning of year	$118,363	$111,967	$101,194

Additions - Charged to operating expenses	10,341	11,339	11,515

Tenant improvement write-off due to COVID-19 - Charged to operating expenses	(1,637)	—	—

Disposal - Buildings and improvements	(583)	(217)	(742)

Sale of property	—	(4,726)	—

Deconsolidation of subsidiary	(19,347)	—	—

Balance, end of year	$107,137	$118,363	$111,967

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY (“FREIT”)

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Declaration of Trust of FREIT. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)

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

10.10	Property Management Agreement dated February 28, 2020 between Pierre Towers LLC and Hekemian & Co. Inc.

21	Subsidiaries of FREIT

22	Consent of EisnerAmper LLP

31.1	Rule 13a-14(a) - Certification of Chief Executive Officer

31.2	Rule 13a-14(a) - Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101

The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

* FREIT will furnish a copy of any exhibit not included herewith upon request and upon payment of FREIT’s reasonable expenses in furnishing such exhibit.