Form 10-Q
period 2021-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2021-03-17
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2021
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

Yes ☐  No ☒

As of March 17, 2021, the number of shares of beneficial interest outstanding was 6,860,048.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2021	October 31, 2020
(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$276,096	$278,150
Construction in progress	630	566
Cash and cash equivalents	39,788	36,860
Investment in tenancy-in-common	20,074	20,101
Tenants' security accounts	1,451	1,408
Receivables arising from straight-lining of rents	3,771	3,977
Accounts receivable, net of allowance for doubtful accounts of $896 and
$804 as of January 31, 2021 and October 31, 2020, respectively	1,714	1,811
Secured loans receivable	5,219	5,194
Prepaid expenses and other assets	4,950	4,985
Deferred charges, net	2,162	2,163
Total Assets	$355,855	$355,215

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $358 and $360 as of January 31, 2021 and October 31, 2020, respectively	$306,269	$307,240
Less unamortized debt issuance costs	1,589	1,810
Mortgages payable, net	304,680	305,430

Due to affiliate	5,965	5,921
Deferred trustee compensation payable	2,633	2,633
Accounts payable and accrued expenses	2,901	2,277
Dividends payable	342	-
Tenants' security deposits	2,060	2,124
Deferred revenue	928	1,043
Interest rate cap and swap contracts	4,426	4,924
Total Liabilities	323,935	324,352

Commitments and contingencies	-	-

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 159,063 and	28,090	27,960
152,144 vested share units granted to Trustees at January 31, 2021 and October 31, 2020, respectively
Treasury stock, at cost: 136,501 shares at January 31, 2021	(2,863)	(2,863)
and October 31, 2020, respectively
Undistributed earnings	13,999	13,791
Accumulated other comprehensive loss	(3,599)	(3,986)
Total Common Equity	35,627	34,902
Noncontrolling interests in subsidiaries	(3,707)	(4,039)
Total Equity	31,920	30,863
Total Liabilities and Equity	$355,855	$355,215

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	Three Months Ended January 31,
	2021	2020
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue:
Rental income	$10,850	$13,363
Reimbursements	1,544	1,916
Sundry income	360	314
Total revenue	12,754	15,593

Expenses:
Operating expenses	4,108	4,015
Special committee third party advisory, legal and other expenses	-	3,382
Management fees	526	715
Real estate taxes	1,917	2,407
Depreciation	2,295	2,932
Total expenses	8,846	13,451

Operating income	3,908	2,142

Investment income	30	72
Loss on investment in tenancy-in-common	(27)	-
Interest expense including amortization of deferred financing costs	(3,132)	(4,235)
Net income (loss)	779	(2,021)

Net income attributable to noncontrolling
interests in subsidiaries	(221)	(241)
Net income (loss) attributable to common equity	$558	$(2,262)

Earnings (Loss) per share:
Basic and diluted	$0.08	$(0.32)

Weighted average shares outstanding:
Basic and diluted	7,009	6,979

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	Three Months Ended January 31,
	2021	2020
	(In Thousands of Dollars)

Net income (loss)	$779	$(2,021)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap and swap contracts before
reclassifications	189	(420)
Amount reclassified from accumulated other comprehensive income (loss)
to interest expense	309	30
Net unrealized gain (loss) on interest rate cap and swap contracts	498	(390)
Comprehensive income (loss)	1,277	(2,411)

Net income attributable to noncontrolling interests in subsidiaries	(221)	(241)
Other comprehensive income:
Unrealized (gain) loss on interest rate cap and swap contracts attributable
to noncontrolling interests in subsidiaries	(111)	129
Comprehensive income attributable to noncontrolling interests in subsidiaries	(332)	(112)

Comprehensive income (loss) attributable to common equity	$945	$(2,523)

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2021

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Undistributed Earnings	Accumulated Other Comprehensive Loss	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2020	$27,960	$(2,863)	$13,791	$(3,986)	$34,902	$(4,039)	$30,863

Stock based compensation expense	12				12		12

Vested share units granted to Trustees	118				118		118

Net income			558		558	221	779

Dividends declared, including $8 payable in share units ($0.05 per share)			(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts				387	387	111	498

Balance at January 31, 2021	$28,090	$(2,863)	$13,999	$(3,599)	$35,627	$(3,707)	$31,920

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2020

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2019	$28,847	$(4,330)	$(6,762)	$(2,040)	$15,715	$333	$16,048

Stock based compensation expense	12				12		12

Vested share units granted to Trustees and consultant	211				211		211

Vested share units issued to consultant and retired Trustee*	(1,401)	1,401			—		—

Distributions to noncontrolling interests					—	(583)	(583)

Net (loss) income			(2,262)		(2,262)	241	(2,021)

Net unrealized loss on interest rate cap and swap contracts				(261)	(261)	(129)	(390)

Balance at January 31, 2020	$27,669	$(2,929)	$(9,024)	$(2,301)	$13,415	$(138)	$13,277

* Represents the issuance of treasury shares to consultant and retired Trustee for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

Three Months Ended
January 31,
2021	2020
(In Thousands of Dollars)

Operating activities:
Net income (loss_	$779	$(2,021)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation	2,295	2,932
Amortization	404	392
Stock based compensation expense	12	12
Trustee fees, consultant fee and related interest paid in stock units	110	211
Loss on investment in tenancy-in-common	27	-
Deferred rents - straight line rent	206	(63)
Bad debt expense	171	133
Changes in operating assets and liabilities:
Tenants' security accounts	(46)	(106)
Accounts receivable, prepaid expenses and other assets	483	903
Accounts payable, accrued expenses and deferred
trustee compensation payable	728	(4,510)
Deferred revenue	(115)	(186)
Due to affiliate - accrued interest	44	66
Deferred interest on mortgages	(2)	-
Net cash provided by (used in) operating activities	5,096	(2,237)
Investing activities:
Capital improvements - existing properties	(409)	(345)
Net cash used in investing activities	(409)	(345)
Financing activities:
Repayment of mortgages	(969)	(1,038)
Deferred financing costs	(73)	-
Dividends paid	-	(1,357)
Distributions to noncontrolling interests in subsidiaries	-	(583)
Net cash used in financing activities	(1,042)	(2,978)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,645	(5,560)
Cash, cash equivalents and restricted cash, beginning of period	39,517	42,488
Cash, cash equivalents and restricted cash, end of period	$43,162	$36,928

Supplemental disclosure of cash flow data:
Interest paid	$2,472	$3,843

Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$18	$-

Investing activities:
Accrued capital expenditures, construction costs, pre-development costs and interest	$75	$273

Financing activities:
Dividends declared but not paid	$342	$—
Dividends paid in share units	$8	$—
Vested share units issued to consultant and retired trustee	$-	$1,401

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets:

Cash and cash equivalents	$39,788	$31,904
Tenants' security accounts	1,451	2,148
Mortgage escrows (included in prepaid expenses and other assets)	1,923	2,876
Total cash, cash equivalents and restricted cash	$43,162	$36,928

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

The consolidated results of operations for the three-month period ended January 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2020 of First Real Estate Investment Trust of New Jersey (“FREIT”, “Trust”, “us”, “we”, “our” or the “Company”).

Note 2 – Recently issued accounting standards:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13 "Financial Instruments – Credit Losses (Topic 326)", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, U.S. GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. In November 2018, the FASB issued ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which clarifies that operating lease receivables are outside the scope of the new standard. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, “Leases (Topic 842)”. FREIT does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

Note 3 – Earnings (Loss) per share:

Basic earnings (loss) per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14 to FREIT’s condensed consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2021 and 2020, the outstanding stock options were anti-dilutive with no impact on earnings (loss) per share. There were approximately 311,000 and 311,000, respectively, anti-dilutive shares for the three months ended January 31, 2021 and 2020. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan.

Note 4 – Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT is accounting for the Damascus Centre, LLC ("Damascus Centre"), FREIT Regency, LLC ("Regency"), Wayne PSC, LLC ("Wayne PSC") and Station Place on Monmouth, LLC ("Station Place") interest rate swaps and the Grande Rotunda, LLC ("Grande Rotunda") interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income. For the three months ended January 31, 2021 and 2020, FREIT recorded an unrealized gain of approximately $498,000 and unrealized loss of approximately $390,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these cash flow hedges during such period. As of January 31, 2021, there was a liability of approximately $551,000 for the Damascus Centre swaps, $1,105,000 for the Wayne PSC swap, $1,280,000 for the Regency swap, $1,490,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap. As of October 31, 2020, FREIT recorded a liability of approximately $610,000 for the Damascus Centre swaps, $1,260,000 for the Wayne PSC swap, $1,385,000 for the Regency swap, $1,669,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Index

Note 5 – Investment in tenancy-in-common:

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

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC, and the deconsolidation of the subsidiary (as of February 28, 2020) is not the result of a nonreciprocal transfer to owners, FREIT recognized a gain on deconsolidation in the second quarter of Fiscal 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities.

FREIT’s investment in the TIC was approximately $20.1 million at both January 31, 2021 and October 31, 2020. For the three months ended January 31, 2021, FREIT recognized a loss on investment in TIC of approximately $27,000 in the accompanying condensed consolidated statement of operations.

Hekemian & Co., Inc. (“Hekemian”) currently manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian dated as of February 28, 2020, which expires on February 28, 2022, and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $93,000 for the three months ended January 31, 2021. The Pierre Towers property also uses the resources of the Hekemian insurance department to secure various insurance coverages for its property. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $10,000 for the three months ended January 31, 2021.

The following table summarizes the balance sheets of the Pierre Towers property as of January 31, 2021 and October 31, 2020 accounted for by the equity method:

	January 31,	October 31,
	2021	2020
	(In Thousands of Dollars)

Real estate, net	$79,536	$80,041
Cash and cash equivalents	1,155	754
Tenants' security accounts	529	523
Receivables and other assets	430	468
Total assets	$81,650	$81,786

Mortgages payable, net of unamortized debt issuance costs	$49,890	$49,956
Accounts payable and accrued expenses	297	314
Tenants' security deposits	521	535
Deferred revenue	59	56
Equity	30,883	30,925
Total liabilities & equity	$81,650	$81,786

FREIT's investment in TIC (65% interest)	$20,074	$20,101

Index

The following table summarizes the statement of operations of the Pierre Towers property for the three months ended January 31, 2021, accounted for by the equity method:

Three Months Ended
January 31, 2021
(In Thousands of Dollars)

Revenues	$1,891
Operating expenses	991
Net operating income	900

Depreciation	540
Interest expense including amortization of deferred financing costs	401

Net loss	$(41)

FREIT's loss on investment in TIC (65% interest)	$(27)

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

Index

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

The Sellers believe that the allegations set forth in the Complaint are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. As of the January 31, 2021, the $15 million deposit has not been included in income in the accompanying condensed consolidated statement of income.

During the three months ended January 31, 2021 and 2020, the Special Committee of the Board (which was formed in connection with the Purchase and Sale Agreement and the Plan of Liquidation discussed in Note 7) incurred on behalf of the Company $0 and $3,382,000, respectively, of third party advisory, legal and other expenses related to its activities. On May 7, 2020 the Board approved the elimination of the Special Committee as a committee of the Board and no further fees were incurred. Legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $481,000 for the three months ended January 31, 2021.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $513,000 and $699,000 for the three months ended January 31, 2021 and 2020, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $129,000 and $475,000 for the three months ended January 31, 2021 and 2020, respectively. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $69,000 and $51,000 for the three months ended January 31, 2021 and 2020, respectively.

From time to time, FREIT engages Hekemian, or certain affiliates of Hekemian, to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. There were no such fees incurred for the three months ended January 31, 2021 and 2020.

Index

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

Trustee fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for the three months ended January 31, 2021 and 2020 was approximately $0 and $21,000, respectively, for Robert S. Hekemian, $116,000 and $119,000, respectively, for Robert S. Hekemian, Jr., $8,000 and $8,000, respectively, for Allan Tubin and $14,000 and $16,000, respectively, for David Hekemian (See Note 14 to FREIT’s condensed consolidated financial statements).

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Trustee on April 5, 2018, FREIT entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to the Trust and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For the three months ended January 31, 2021 and 2020, consulting fee expense for Robert S. Hekemian was approximately $0 and $8,000, respectively.

The equity owners of Rotunda 100, LLC (“Rotunda 100”), which owns a 40% minority equity interest in Grande Rotunda, are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and are full recourse loans. On December 7, 2017, the Board approved a further extension of the previously amended maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda to its members as a result of a refinancing or sale of Grande Rotunda or the Rotunda property.

The aggregate outstanding principal balance of the Rotunda 100 notes was $4,000,000 at both January 31, 2021 and October 31, 2020. The accrued but unpaid interest related to these notes as of January 31, 2021 and October 31, 2020 amounted to approximately $1,219,000 and $1,194,000, respectively, and is included in secured loans receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2021 and October 31, 2020, Rotunda 100 has funded Grande Rotunda with approximately $6 million and $5.9 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 9 – Mortgage financings and line of credit:

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 6 to FREIT’s condensed consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of January 31, 2021, approximately $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%.

On April 3, 2019, WestFREIT Corp. (owned 100% by FREIT) exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date

Index

of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. As of January 31, 2021, approximately $21.6 million of this loan was outstanding and the interest rate was approximately 2.59%. WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space.

On February 7, 2018, Grande Rotunda refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, which matured on March 5, 2021. At January 31, 2021, the total amount outstanding on this loan was approximately $118.5 million and the interest rate was approximately 2.99%. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option. Principal payments in the amount of $500,000 per quarter are required in this first extension period and principal payments in the amount of $750,000 per quarter are required in the second extension period, if exercised. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022.

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of January 31, 2021 and October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit.

The lis pendens filed in connection with the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT’s ability to refinance certain of its residential properties. (See Note 6 to FREIT’s condensed consolidated financial statements for additional details.)

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000 which will become due at the maturity of the loans. As of January 31, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid. There will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the condensed consolidated balance sheets as of January 31, 2021 and October 31, 2020.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2021 and October 31, 2020:

($ in Millions)	January 31, 2021	October 31, 2020

Fair Value	$308.8	$311.4

Carrying Value, Net	$304.7	$305.4

Fair values are estimated based on market interest rates at January 31, 2021 and October 31, 2020 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 – Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of eight (8) properties and the residential segment is comprised of seven (7) properties, excluding the Pierre Towers property which was converted into a TIC and deconsolidated from FREIT’s operating results as of February 28, 2020 (See Note 5 to FREIT’s condensed consolidated financial statements for further details).

Index

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The chief operating and decision-making group of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board of Trustees.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the three month periods ended January 31, 2021 and 2020. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2021	2020
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$6,351	$7,014
Residential	6,609	8,516
Total real estate rental revenue	12,960	15,530

Real estate operating expenses:
Commercial	2,627	2,724
Residential	2,664	3,641
Total real estate operating expenses	5,291	6,365

Net operating income:
Commercial	3,724	4,290
Residential	3,945	4,875
Total net operating income	$7,669	$9,165

Recurring capital improvements - residential	$(82)	$(96)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$7,669	$9,165
Deferred rents - straight lining	(206)	63
Investment income	30	72
General and administrative expenses	(1,260)	(772)
Special committee third party advisory, legal and other expenses	-	(3,382)
Loss on investment in tenancy-in-common	(27)	-
Depreciation	(2,295)	(2,932)
Financing costs	(3,132)	(4,235)
Net income (loss)	779	(2,021)
Net income attributable to noncontrolling interests in subsidiaries	(221)	(241)
Net income (loss) attributable to common equity	$558	$(2,262)

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2021. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s condensed consolidated financial statements.

There was no ordinary taxable income for the fiscal year ending October 31, 2020 and no dividends were made/declared for Fiscal 2020. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT’s condensed consolidated financial statements.

As of January 31, 2021, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2018 remain open to examination by the major taxing jurisdictions.

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

Index

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

As of January 31, 2021, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the three-month periods ended January 31, 2021 and 2020:

	Three Months Ended January 31, 2021		Three Months Ended January 31, 2020
	No. of Options	Exercise	No. of Options	Exercise
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	310,740	$18.35	310,740	$18.35
Options granted during period	-	-	-	-
Options forfeited/cancelled during period	-	-	-	-
Options outstanding at end of period	310,740	$18.35	310,740	$18.35
Options vested and expected to vest	308,310		308,310
Options exercisable at end of period	276,340		260,140

For the three-month periods ended January 31, 2021 and 2020, compensation expense related to stock options granted amounted to approximately $12,000 and $12,000, respectively. At January 31, 2021, there was approximately $60,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 2 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at January 31, 2021 was approximately $111,000 and $43,000, respectively.

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

All fees payable to Trustees for the three-month periods ended January 31, 2021 and 2020 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the three-month periods ended January 31, 2021 and 2020, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $118,100 and $203,000, respectively, which have been paid through the issuance of 6,919 and 9,230 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the three-month periods ended January 31, 2021 and 2020, FREIT has charged as expense approximately $110,200 and $203,000, respectively, representing deferred Trustee fees and interest, and the balance of approximately $7,900 and $0, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of January 31, 2021 and October 31, 2020, approximately $1,542,000 and $1,542,000, respectively, of fees has been deferred together with accrued interest of approximately $1,091,000 and $1,091,000, respectively.

Index

Note 15 – Rental Income:

Commercial tenants:

Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of January 31, 2021, is as follows:

Year Ending October 31,	Amount
2021*	$17,096
2022	14,380
2023	11,817
2024	9,652
2025	8,249
Thereafter	25,486
Total	$86,680
*Amount represents full fiscal year

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the three-month periods ended January 31, 2021 and 2020 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – COVID-19 Pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Beginning in March 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. These orders continue to evolve resulting in a full or partial lifting of these restrictions at various points. While the United States has experienced a second wave of this pandemic over the past several months, the distribution of vaccinations has begun.

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

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been and continue to be adversely affected by the mandated shutdowns or continued imposed restrictions as many of these tenants have not been able to open or resume operations at full capacity. The average annual occupancy rate for the commercial properties has declined from 81.5% for the three months ended January 31, 2020 to approximately 77.1% for the three months ended January 31, 2021. During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT of approximately $140,000). Until the space is re-leased at each of these properties, FREIT’s operating results will be adversely impacted from the loss of base rent and additional rent of approximately $0.4 million (with a consolidated impact to FREIT of approximately $0.2 million) on an annualized basis. The overall average cash realization for the commercial properties excluding the office space at the Rotunda property, based on monthly billings as compared to monthly cash collections from April 2020 through January 2021, was approximately 82%. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the three months ended January 31, 2021, rental revenue deemed uncollectible of approximately $0.6 million (with a consolidated impact to FREIT of approximately $0.4 million) was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. As of January 31, 2021, FREIT has applied an aggregate of approximately $405,000 of security deposits from its commercial tenants to outstanding receivables due. For the three months ended January 31, 2021, on a case by case basis, FREIT has offered some commercial tenants rent abatements over a specified time period totaling approximately $50,000 (with a consolidated impact to FREIT of approximately $31,000). FREIT has not offered any new deferrals of rent over a specified time period during the three months ended January 31, 2021. FREIT currently remains in active discussions and negotiations with these impacted retail tenants.

Index

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of January 31, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheets as of January 31, 2021 and October 31, 2020. (See Note 9 to FREIT’s condensed consolidated financial statements for additional details).

Through the end of the fiscal quarter ended January 31, 2021, we have experienced a positive cash flow from operations with cash provided by operations of approximately $5.1 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of January 31, 2021 of approximately $39.8 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

Note 17 – Subsequent Event:

FREIT’s Board of Trustees has unanimously approved a proposal to change FREIT’s form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”). The effect of the Reincorporation will be to change the law applicable to our affairs from New Jersey law to Maryland law. If approved by shareholders at the Annual Meeting of Shareholders on May 6, 2021, the Reincorporation will be accomplished by the merger of FREIT with and into its newly formed, wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”). On the effective date of the Reincorporation, the separate existence of FREIT will cease and FREIT Maryland, will succeed to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT will receive one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of shareholders required. We believe that after the Reincorporation, we will continue to be organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and on-going negative effects of the COVID-19 pandemic on our properties and tenants, and generally on real estate assets and the real estate markets in which we operate, and the global, U.S. and local economies. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

COVID-19 Pandemic: The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Beginning in March 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. These orders continue to evolve resulting in a full or partial lifting of these restrictions at various points. While the United States has experienced a second wave of this pandemic over the past several months, the distribution of vaccinations has begun.

As the impact of the pandemic has been evolving, it continues to cause uncertainty and volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which was the highest recorded rate since the Great Depression. Since April 2020, the U.S unemployment rate has declined to 6.3% as of January 2021, as many businesses continue to reopen and rehire employees following many of the COVID-19 mandated shutdown orders. However, the jobless rate remains well above the pre-pandemic levels of about 3.5%. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to continue until such time as government shutdown orders are fully lifted, and business operations and commercial activity can fully resume. The lifting of all government shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Index

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. With the exception of the Icon at the Rotunda property, the annual average occupancy rates were approximately 94.6% or higher for the three months ended January 31, 2021. The tenants at these properties, for the most part, continue to pay their rent. The annual average occupancy rate at the Icon increased from 91.5% for the fiscal year ended October 31, 2020 to 93.1% for the three months ended January 31, 2021 which is primarily attributed to an increase in tenants who attend either Loyola University or Johns Hopkins University, both of which are in close proximity to the Icon and are offering more in-person classes in the spring semester than they did in the fall semester.

At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been and continue to be adversely affected by the mandated shutdowns or continued imposed restrictions as many of these tenants have not been able to open or resume operations at full capacity. The average annual occupancy rate for the commercial properties has declined from 81.5% for the three months ended January 31, 2020 to approximately 77.1% for the three months ended January 31, 2021. During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT of approximately $140,000). Until the space is re-leased at each of these properties, FREIT’s operating results will be adversely impacted from the loss of base rent and additional rent of approximately $0.4 million (with a consolidated impact to FREIT of approximately $0.2 million) on an annualized basis. The overall average cash realization for the commercial properties excluding the office space at the Rotunda property, based on monthly billings as compared to monthly cash collections from April 2020 through January 2021, was approximately 82%. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the three months ended January 31, 2021, rental revenue deemed uncollectible of approximately $0.6 million (with a consolidated impact to FREIT of approximately $0.4 million) was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. As of January 31, 2021, FREIT has applied an aggregate of approximately $405,000 of security deposits from its commercial tenants to outstanding receivables due. For the three months ended January 31, 2021, on a case by case basis, FREIT has offered some commercial tenants rent abatements over a specified time period totaling approximately $50,000 (with a consolidated impact to FREIT of approximately $31,000). FREIT has not offered any new deferrals of rent over a specified time period during the three months ended January 31, 2021. FREIT currently remains in active discussions and negotiations with these impacted retail tenants.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of January 31, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheets as of January 31, 2021 and October 31, 2020. (See Note 9 to FREIT’s condensed consolidated financial statements for additional details).

Through the end of the fiscal quarter ended January 31, 2021, we have experienced a positive cash flow from operations with cash provided by operations of approximately $5.1 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of January 31, 2021 of approximately $39.8 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q.

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

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT’s retail tenants, which could have an adverse impact on FREIT. As restrictions continue to evolve, the impact COVID-19 may have on the operating and financial performance of our commercial properties over the next year is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants, the magnitude and duration of the pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs, including rent and the rollout of the vaccinations to the population.

Index

Burlington Coat Factory (“Burlington”), which does business as a retail tenant at the Westridge Square Shopping Center located in Frederick, Maryland, has not exercised its option to renew its lease which is set to expire on November 30, 2021. The Company is currently engaged in discussions with Burlington in regards to extending its lease at this center. If Burlington does not extend its lease, FREIT’s operating results will be adversely impacted by the loss of base rent and additional rent of approximately $1 million on an annualized basis from this tenant.

Reincorporation: FREIT’s Board has unanimously approved a proposal to change FREIT’s form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”). The effect of the Reincorporation will be to change the law applicable to our affairs from New Jersey law to Maryland law. If approved by shareholders at the Annual Meeting of Shareholders on May 6, 2021, the Reincorporation will be accomplished by the merger of FREIT with and into its newly formed, wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”). On the effective date of the Reincorporation, the separate existence of FREIT will cease and FREIT Maryland, will succeed to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT will receive one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of shareholders required. We believe that after the Reincorporation, we will continue to be organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended. (See Note 17 to FREIT’s condensed consolidated financial statements for further details.)

Debt Financing Availability: Financing has been available to FREIT and its affiliates. The lis pendens filed in connection with the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT’s ability to refinance certain of its residential properties.

On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”), a consolidated subsidiary, refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, which matured on March 5, 2021. At January 31, 2021, the total amount outstanding on this loan was approximately $118.5 million and the interest rate was approximately 2.99%. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option. Principal payments in the amount of $500,000 per quarter are required in this first extension period and principal payments in the amount of $750,000 per quarter are required in the second extension period, if exercised. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022.

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 6 to FREIT’s condensed consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of January 31, 2021, approximately $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%.

On April 3, 2019, WestFREIT Corp. (owned 100% by FREIT) exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. As of January 31, 2021, approximately $21.6 million of this loan was outstanding and the interest rate was approximately 2.59%. WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space.

Index

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of January 31, 2021 and October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit.

In accordance with the loan agreement for each of the loans described above, FREIT may be required to meet or maintain certain financial covenants throughout the term of the loan.

Operating Cash Flow: FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, have been applied consistently as of January 31, 2021, and for the three months ended January 31, 2021 and 2020. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Index

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2021 (“Current Quarter”) decreased 18.2% to $12,754,000, compared to $15,593,000 for the three months ended January 31, 2020 (“Prior Year’s Quarter”). The decline in revenue was primarily attributable to the following: (a) a decline in revenue of approximately $2 million resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a tenancy-in-common form of ownership (“TIC”) as of February 28, 2020; (b) a reduction in total revenue in the amount of approximately $0.6 million as compared to the Prior Year’s Quarter due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; and (c) a decline in total revenue of approximately $0.2 million, which includes lease termination payments received from Pet Valu in the amount of approximately $0.2 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatres, primarily driven by a decline in the average occupancy rate for the commercial properties to 77.1% from 81.5% in the Prior Year’s Quarter.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Quarter was net income of $558,000 ($0.08 per share basic and diluted), compared to net loss of $2,262,000 (($0.32) per share basic and diluted), for the Prior Year’s Quarter. The increase in net income in the Current Quarter was primarily driven by the following: (a) a decrease in Special Committee third party advisory, legal and other expenses incurred of approximately $3.4 million as the Special Committee was eliminated in May 2020; (b) a decrease in financing costs of approximately $0.6 million (with a consolidated impact to FREIT of approximately $0.4 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $0.5 million in interest expense), driven by a decline in interest rates on variable mortgage loans; offset by (c) a reduction in total revenue, excluding the impact of the conversion of the Pierre Towers property to a TIC, in the amount of approximately $0.8 million (with a consolidated impact to FREIT of approximately $0.5 million) as explained above; and (d) an increase in General & Administrative expenses of approximately $0.5 million primarily driven by an increase in legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the three months ended January 31, 2021 and 2020:

NET INCOME (LOSS) COMPONENTS
Three Months Ended
January 31,
2021	2020	Change
(In Thousands of Dollars)

Income from real estate operations:
Commercial properties	$3,518	$4,353	$(835)
Residential properties	3,945	4,875	(930)
Total income from real estate operations	7,463	9,228	(1,765)

Financing costs:
Fixed rate mortgages	(1,461)	(2,211)	750
Floating rate mortgages	(1,316)	(1,632)	316
Other - Corporate interest	(61)	(113)	52
Mortgage cost amortization	(294)	(279)	(15)
Total financing costs	(3,132)	(4,235)	1,103

Investment income	30	72	(42)

General & administrative expenses:
Accounting fees	(154)	(165)	11
Legal and professional fees	(532)	(18)	(514)
Trustees and consultant fees	(237)	(419)	182
Stock option expense	(12)	(12)	-
Corporate expenses	(325)	(158)	(167)
Total general & administrative expenses	(1,260)	(772)	(488)

Special committee third party advisory, legal and other expenses	-	(3,382)	3,382
Depreciation	(2,295)	(2,932)	637
Loss on investment in tenancy-in-common	(27)	-	(27)
Net income (loss)	779	(2,021)	2,800

Net income attributable to noncontrolling interests in subsidiaries	(221)	(241)	20

Net income (loss) attributable to common equity	$558	$(2,262)	$2,820

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

Index

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Quarter as compared to the Prior Year’s Quarter (see below for definition of NOI):

	Commercial				Residential						Combined
	Three Months Ended January 31,		Increase (Decrease)		Three Months Ended January 31,				Increase (Decrease)		Three Months Ended January 31,
	2021	2020	$	%	2021		2020		$	%	2021	2020
	(In Thousands)				(In Thousands)						(In Thousands)

Rental income	$4,551	$5,124	$(573)	-11.2%	$6,505		$8,176		$(1,671)	-20.4%	$11,056	$13,300
Reimbursements	1,504	1,877	(373)	-19.9%	40		39		1	2.6%	1,544	1,916
Other	296	13	283	2176.9%	64		301		(237)	-78.7%	360	314
Total revenue	6,351	7,014	(663)	-9.5%	6,609		8,516		(1,907)	-22.4%	12,960	15,530
Operating expenses	2,627	2,724	(97)	-3.6%	2,664		3,641		(977)	-26.8%	5,291	6,365
Net operating income	$3,724	$4,290	$(566)	-13.2%	$3,945		$4,875		$(930)	-19.1%	7,669	9,165

Average Occupancy %	77.1%	81.5%		-4.4%	96.0%	*	94.1%	*		1.9%

Reconciliation to condensed consolidated net income (loss)-common equity:
Deferred rents - straight lining	(206)	63
Investment income	30	72
General and administrative expenses	(1,260)	(772)
Special committee third party advisory, legal and other expenses	-	(3,382)
Loss on investment in tenancy-in-common	(27)	-
Depreciation	(2,295)	(2,932)
Financing costs	(3,132)	(4,235)
Net income (loss)	779	(2,021)
Net income attributable to noncontrolling interests in subsidiaries	(221)	(241)
Net income (loss) attributable to common equity	$558	$(2,262)

*	Average occupancy rate excludes the Pierre Towers property from all periods presented as the property was deconsolidated and converted to a TIC effective February 28, 2020.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter decreased by 9.5% and 13.2%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all commercial properties for the Current Quarter decreased by 4.4%, as compared to the Prior Year’s Quarter. The decline in revenue and NOI for the Current Quarter was primarily attributable to the following: (a) a reduction in total revenue in the amount of approximately $0.4 million (excluding the straight-line rent receivable write-off of approximately $0.2 million) due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; and (b) a decline in total revenue of approximately $0.2 million, which includes lease termination payments received from Pet Valu in the amount of approximately $0.2 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatres, primarily driven by a decline in the average occupancy rate for the commercial properties to 77.1% from 81.5% in the Prior Year’s Quarter.

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

Index

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	3	6,646	$24.73	$25.34	-2.4%	$-	$0.15

Non-comparable leases	-	-	$-	N/A	N/A	$-	$-

Total leasing activity	3	6,646

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	2	2,124	$27.01	$25.93	4.2%	$-	$1.26

Non-comparable leases	-	-	$-	N/A	N/A	$-	$-

Total leasing activity	2	2,124

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.
(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT of approximately $140,000). Until the space is re-leased at each of these properties, FREIT’s operating results will be adversely impacted from the loss of base rent and additional rent of approximately $0.4 million (with a consolidated impact to FREIT of approximately $0.2 million) on an annualized basis.

On April 26, 2020, CB Theatre Experience, LLC filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. The CB Theatre Experience, LLC (known as “Cobb Theatre”) at the Rotunda retail property in Baltimore, Maryland has been closed since April 2020 due to the mandated shutdown related to the COVID-19 pandemic and on July 14, 2020 rejected its lease at this property as of June 30, 2020. Until this space is re-leased, FREIT’s operating results will be adversely impacted from loss of rent and additional rent of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.7 million) on an annualized basis. During the first quarter ended January 31, 2021, FREIT received a settlement payment from Cobb Theatre in the amount of approximately $0.2 million (with a consolidated impact to FREIT of approximately $0.1 million). The Company is currently exploring all possible options for the re-leasing of this space.

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

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. (See Note 5 to FREIT’s condensed consolidated financial statements for further details.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter decreased by 22.4% and 19.1%, respectively, as compared to the Prior Year’s Quarter. The decline in revenue for the Current Quarter was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $2 million; offset by (b) a $0.1 million increase in revenue primarily driven by the increase in the average occupancy by approximately 1.9% over the Prior Year’s Quarter. The decline in NOI for the Current Quarter was primarily attributable to the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020.

Index

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Pierre Towers property was excluded from same property results for all periods presented because this property was deconsolidated and converted to a TIC as of February 28, 2020. Same property revenue and NOI for the Current Quarter increased by 1.9% and 2.4%, respectively, as compared to the Prior Year’s Quarter. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,993 and $1,919, respectively. For comparability purposes, the average residential rent for the Prior Year’s Quarter has been restated to exclude the impact of the Pierre Towers due to the deconsolidation and conversion to a TIC in Fiscal 2020. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $280,000 and $272,000, respectively.

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

FINANCING COSTS

	Three Months Ended January 31,
	2021	2020
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$1,461	$2,211
New	-	-
Variable rate mortgages:
1st Mortgages
Existing	1,316	1,632
New	-	-
Other	61	113
Total financing costs, gross	2,838	3,956
Amortization of mortgage costs	294	279
Total financing costs, net	$3,132	$4,235

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Quarter decreased by approximately $1,103,000 or 26%, compared to the Prior Year’s Quarter which is primarily attributable to the following: (a) a decline in interest on variable mortgage loans of approximately $581,000 resulting from lower interest rates; and (b) the deconsolidation of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in net financing costs of approximately $484,000. (See Note 5 to FREIT’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for the Current Quarter was $1,260,000 compared to $772,000 for the Prior Year’s Quarter. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees and corporate expenses. The increase in G&A costs for the Current Quarter was primarily driven by an increase in legal costs of approximately $481,000 resulting from the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC and approximately $140,000 in corporate expenses to reincorporate FREIT in the state of Maryland offset by a decline in Trustees’ and consultant fees of approximately $178,000.

SPECIAL COMMITTEE THIRD PARTY ADVISORY, LEGAL AND OTHER EXPENSES

Special Committee third party advisory, legal and other expenses for the Current Quarter was $0 compared to $3,382,000 for the Prior Year’s Quarter. On May 7, 2020, the Board approved the elimination of the Special Committee as a committee of the Board and no further fees were incurred.

Index

DEPRECIATION

Depreciation expense from operations for the Current Quarter was $2,295,000 compared to $2,932,000 for the Prior Year’s Quarter. The decline in depreciation expense for the Current Quarter was primarily attributable to the following: (a) a decline in the amount of approximately $345,000 resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results as of February 28, 2020; and (b) a decline in the amount of approximately $292,000 related to tenant improvements written off in Fiscal 2020. (See Note 5 to FREIT’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $5.1 million for the Current Quarter compared to net cash used in operating activities of $2.2 million for the Prior Year’s Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of January 31, 2021, FREIT had cash, cash equivalents and restricted cash totaling $43.2 million, compared to $39.5 million at October 31, 2020. The increase in cash in the Current Quarter is primarily attributable to approximately $5.1 million in net cash provided by operating activities offset by approximately $1 million in net cash used in financing activities and approximately $0.4 million in net cash used in investing activities including capital expenditures.

In Fiscal 2017, Grande Rotunda, LLC incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda, LLC (FREIT with a 60% ownership and Rotunda 100, LLC with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. As of January 31, 2021 and October 31, 2020, Rotunda 100, LLC has funded Grande Rotunda, LLC with approximately $6 million and $5.9 million (including accrued interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Credit Line: FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of January 31, 2021 and October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit.

As at January 31, 2021, FREIT’s aggregate outstanding mortgage debt was $306.3 million, which bears a weighted average interest rate of 3.57% and an average life of approximately 3.19 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2021	2022	2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$0.0	$151.5 (A)	$59.8	$9.0	$13.9	$18.6	$0.0	$10.5	$26.0

(A) Includes the loan on the Rotunda property located in Baltimore, Maryland with a balloon payment in the amount of approximately $116 million due on February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option.

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2021 and October 31, 2020:

($ in Millions)	January 31, 2021	October 31, 2020

Fair Value	$308.8	$311.4

Carrying Value, Net	$304.7	$305.4

Fair values are estimated based on market interest rates at January 31, 2021 and October 31, 2020 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2021, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $5.4 million, and a 1% decrease would increase the fair value by $5.7 million.

Index

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On February 7, 2018, Grande Rotunda refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. At January 31, 2021, the total amount outstanding on this loan was approximately $118.5 million and the interest rate was approximately 2.99%. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option. Principal payments in the amount of $500,000 per quarter are required in this first extension period and principal payments in the amount of $750,000 per quarter are required in the second extension period, if exercised. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022.

On September 30, 2020, Westwood Hills refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 6 to FREIT’s condensed consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of January 31, 2021, approximately $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%.

On April 3, 2019, WestFREIT Corp. exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. As of January 31, 2021, approximately $21.6 million of this loan was outstanding and the interest rate was approximately 2.59%. WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space.

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

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($18,735,000 at January 31, 2021) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,171,000 at January 31, 2021) for the Regency swap, a notional amount of approximately $25,800,000 ($22,896,000 at January 31, 2021) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,130,000 at January 31, 2021) for the Station Place swap.

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

Index

FREIT has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda’s construction loan with a new loan from Aareal Capital Corporation, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. The cap contract was based on a notional amount of approximately $121,900,000 ($121,900,000 at January 31, 2021) and a maturity date of March 5, 2021 with the loan being hedged against having a balance of approximately $118,520,000 and a maturity date of February 6, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022.

In accordance with ASU 2017-12, “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s condensed consolidated statement of operations; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2021, the swap contracts for Damascus Centre, Regency, Station Place and Wayne PSC were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized losses of approximately $0 for the Grande Rotunda cap, $551,000 for the Damascus Centre swaps, $1,280,000 for the Regency swap, $1,490,000 for the Station Place swap and $1,105,000 for the Wayne PSC swap, all of which have been included as a liability in FREIT’s condensed consolidated balance sheet as at January 31, 2021. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the three months ended January 31, 2021 and 2020, FREIT recorded an unrealized gain of approximately $498,000 and unrealized loss of approximately $390,000, respectively, in the condensed consolidated statements of comprehensive income (loss).

Counterparty Credit Risk: Each party to a cap or swap contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into swap or cap contracts only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: After careful consideration of FREIT’s projected operating results and cash needs, the Board of Trustees declared a first quarter dividend of $0.05 per share which was paid on March 15, 2021 to shareholders of record on March 1, 2021. The Board will continue to evaluate the dividend on a quarterly basis.

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

	For the Three Months Ended January 31,
	2021	2020
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$779	$(2,021)
Depreciation of consolidated properties	2,295	2,932
Amortization of deferred leasing costs	110	113
Distributions to minority interests	-	(583)
Adjustment to loss in investment in tenancy-in-common for depreciation	351	-
FFO	$3,535	$441

Per Share - Basic and Diluted	$0.50	$0.06

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$3,535	$441
Deferred rents (Straight lining)	206	(63)
Capital Improvements - Apartments	(82)	(96)
AFFO	$3,659	$282

Per Share - Basic and Diluted	$0.52	$0.04

Weighted Average Shares Outstanding:
Basic and Diluted	7,009	6,979

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2021. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Index

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2020, that was filed with the Securities and Exchange Commission on January 29, 2021.

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2021, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: March 17, 2021
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)