Form 10-Q
period 2021-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2021-06-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2021
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

As of June 14, 2021, the number of shares of beneficial interest outstanding was 6,860,048.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2021	October 31, 2020
(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$274,241	$278,150
Construction in progress	638	566
Cash and cash equivalents	38,627	36,860
Investment in tenancy-in-common	19,533	20,101
Tenants' security accounts	1,395	1,408
Receivables arising from straight-lining of rents	3,764	3,977
Accounts receivable, net of allowance for doubtful accounts of $952 and $804 as of April 30, 2021 and October 31, 2020, respectively	1,167	1,811
Secured loans receivable	5,244	5,194
Prepaid expenses and other assets	5,119	4,985
Deferred charges, net	2,039	2,163
Total Assets	$351,767	$355,215

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $358 and $360 as of April 30, 2021 and October 31, 2020, respectively	$304,266	$307,240
Less unamortized debt issuance costs	1,882	1,810
Mortgages payable, net	302,384	305,430

Due to affiliate	5,205	5,921
Deferred trustee compensation payable	2,475	2,633
Accounts payable and accrued expenses	2,837	2,277
Dividends payable	342	-
Tenants' security deposits	2,068	2,124
Deferred revenue	908	1,043
Interest rate cap and swap contracts	3,249	4,924
Total Liabilities	$319,468	$324,352

Commitments and contingencies

Equity:
Common equity:
Shares of beneficial interest without par value:
8,000,000 shares authorized; 6,993,152 shares issued plus 161,979 and 152,144 vested share units granted to Trustees at April 30, 2021 and October 31, 2020, respectively	28,143	27,960
Treasury stock, at cost: 133,104 and 136,501 shares at April 30, 2021 and October 31, 2020, respectively	(2,791)	(2,863)
Undistributed earnings	13,658	13,791
Accumulated other comprehensive loss	(2,742)	(3,986)
Total Common Equity	36,268	34,902
Noncontrolling interests in subsidiaries	(3,969)	(4,039)
Total Equity	32,299	30,863
Total Liabilities and Equity	$351,767	$355,215

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$21,915	$25,457	$11,065	$12,094
Reimbursements	3,197	3,422	1,653	1,506
Sundry income	446	402	86	88
Total revenue	25,558	29,281	12,804	13,688

Expenses:
Operating expenses	8,885	8,327	4,777	4,312
Third party transaction costs (See Note 6)	-	4,519	-	1,137
Management fees	1,087	1,223	561	508
Real estate taxes	3,959	4,522	2,042	2,115
Depreciation	4,633	5,462	2,338	2,530
Total expenses	18,564	24,053	9,718	10,602

Operating income	6,994	5,228	3,086	3,086

Investment income	59	136	29	64
Gain on deconsolidation of subsidiary	-	27,680	-	27,680
Loss on investment in tenancy-in-common	(145)	(18)	(118)	(18)
Interest expense including amortization of deferred financing costs	(6,192)	(7,911)	(3,060)	(3,676)
Net income (loss)	716	25,115	(63)	27,136

Net (income) loss attributable to noncontrolling interests in subsidiaries	(149)	(157)	72	84
Net income attributable to common equity	$567	$24,958	$9	$27,220

Earnings per share:
Basic	$0.08	$3.57	$0.00	$3.89
Diluted	$0.08	$3.56	$0.00	$3.88

Weighted average shares outstanding:
Basic	7,012	6,984	7,016	6,989
Diluted	7,012	7,003	7,018	7,026

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income (loss)	$716	$25,115	$(63)	$27,136

Other comprehensive income:
Unrealized gain (loss) on interest rate cap and swap contracts before reclassifications	1,052	(3,506)	863	(3,086)
Amount reclassified from accumulated other comprehensive loss to interest expense	623	134	314	104
Net unrealized gain (loss) on interest rate cap and swap contracts	1,675	(3,372)	1,177	(2,982)
Comprehensive income	2,391	21,743	1,114	24,154

Net (income) loss attributable to noncontrolling interests in subsidiaries	(149)	(157)	72	84
Other comprehensive (income) loss:
Unrealized (gain) loss on interest rate cap and swap contracts attributable to noncontrolling interests in subsidiaries	(431)	969	(320)	840
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(580)	812	(248)	924

Comprehensive income attributable to common equity	$1,811	$22,555	$866	$25,078

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2021

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Undistributed Earnings	Accumulated Other Comprehensive Loss	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2020	$27,960	$(2,863)	$13,791	$(3,986)	$34,902	$(4,039)	$30,863

Stock based compensation expense	12				12		12

Vested share units granted to Trustees	118				118		118

Net income			558		558	221	779

Dividends declared, including $8 payable in share units ($0.05 per share)			(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts				387	387	111	498

Balance at January 31, 2021	28,090	(2,863)	13,999	(3,599)	35,627	(3,707)	31,920

Stock based compensation expense	12				12		12

Vested share units granted to Trustees	113				113		113

Vested share units issued to retired Trustee*	(72)	72			-		-

Distributions to noncontrolling interests					-	(510)	(510)

Net income (loss)			9		9	(72)	(63)

Dividends declared, including $8 payable in share units ($0.05 per share)			(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts				857	857	320	1,177

Balance at April 30, 2021	$28,143	$(2,791)	$13,658	$(2,742)	$36,268	$(3,969)	$32,299

* Represents the issuance of treasury shares to retired Trustee for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2020

(Unaudited)

	Common Equity
	Shares of Beneficial Interest	Treasury Shares at Cost	Undistributed Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Loss	Total Common Equity	Noncontrolling Interests	Total Equity
	(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2019	$28,847	$(4,330)	$(6,762)	$(2,040)	$15,715	$333	$16,048

Stock based compensation expense	12				12		12

Vested share units granted to Trustees and consultant	211				211		211

Vested share units issued to consultant and retired Trustee*	(1,401)	1,401			-		-

Distributions to noncontrolling interests					-	(583)	(583)

Net (loss) income			(2,262)		(2,262)	241	(2,021)

Net unrealized loss on interest rate swaps				(261)	(261)	(129)	(390)

Balance at January 31, 2020	27,669	(2,929)	(9,024)	(2,301)	13,415	(138)	13,277

Stock based compensation expense	12				12		12

Vested share units granted to Trustees	166				166		166

Vested share units issued to retired Trustee*	(66)	66			-		-

Deconsolidation of subsidiary					-	3,596	3,596

Net income (loss)			27,220		27,220	(84)	27,136

Net unrealized loss on interest rate swaps				(2,142)	(2,142)	(840)	(2,982)

Balance at April 30, 2020	$27,781	$(2,863)	$18,196	$(4,443)	$38,671	$2,534	$41,205

* Represents the issuance of treasury shares to consultant and retired Trustee for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	Six Months Ended
	April 30,
	2021	2020
	(In Thousands of Dollars)
Operating activities:
Net income	$716	$25,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,633	5,462
Amortization	800	786
Stock based compensation expense	24	24
Trustee fees, consultant fee and related interest paid in stock units	215	377
Gain on deconsolidation of subsidiary	-	(27,680)
Loss on investment in tenancy-in-common	145	18
Deferred rents - straight line rent	213	(121)
Bad debt expense	295	700
Changes in operating assets and liabilities:
Tenants' security accounts	(41)	(117)
Accounts receivable, prepaid expenses and other assets	1,565	324
Accounts payable, accrued expenses and deferred trustee compensation payable	223	(4,234)
Deferred revenue	(135)	(515)
Due to affiliate - accrued interest	84	126
Deferred interest on mortgages	(2)	154
Net cash provided by operating activities	8,735	419
Investing activities:
Capital improvements - existing properties	(617)	(826)
Deferred leasing costs	(108)	(151)
Distribution from investment in tenancy-in-common	423	-
Deconsolidation of subsidiary cash and cash equivalents	-	(1,383)
Net cash used in investing activities	(302)	(2,360)
Financing activities:
Repayment of mortgages	(2,972)	(2,032)
Deferred financing costs	(640)	-
Due to affiliate - loan repayment	(800)	-
Dividends paid	(342)	(1,357)
Distributions to noncontrolling interests in subsidiaries	(510)	(583)
Net cash used in financing activities	(5,264)	(3,972)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,169	(5,913)
Cash, cash equivalents and restricted cash, beginning of period	39,517	42,488
Cash, cash equivalents and restricted cash, end of period	$42,686	$36,575

Supplemental disclosure of cash flow data:
Interest paid	$5,508	$7,020

Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$15	$384
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$345	$161
Financing activities:
Dividends declared but not paid	$342	$-
Dividends paid in share units	$16	$-
Vested share units issued to consultant and retired trustee	$72	$1,467

Deconsolidation of subsidiary:
Real estate, at cost, net of accumulated depreciation	$-	$(36,225)
Accounts receivable, net of allowance for doubtful accounts	-	(55)
Prepaid expenses and other assets	-	(315)
Mortgage payable	-	48,000
Unamortized debt issuance costs	-	(489)
Accounts payable and accrued expenses	-	353
Tenants' security deposits	-	585
Deferred revenue	-	47
Deconsolidation of subsidiary cash and cash equivalents	-	(1,383)
Net carrying value of assets and liabilities deconsolidated	$-	$10,518

Recognition of retained investment in tenancy-in-common at fair value	$-	$20,758

Derecognition of noncontrolling interest in subsidiary	$-	$(3,596)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$38,627	$31,751
Tenants' security accounts	1,395	1,604
Mortgage escrows (included in prepaid expenses and other assets)	2,664	3,220
Total cash, cash equivalents and restricted cash	$42,686	$36,575

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

The consolidated results of operations for the six and three-month periods ended April 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2020 of First Real Estate Investment Trust of New Jersey (“FREIT”, “Trust”, “us”, “we”, “our” or the “Company”).

Reclassification:

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

Note 3 – Dividends and earnings per share:

The Board of Trustees (“Board”) declared a second quarter dividend of $0.05 per share which will be paid on June 15, 2021 to shareholders of record on June 1, 2021. The Board will continue to evaluate the dividend on a quarterly basis.

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14 to FREIT’s condensed consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the six months ended April 30, 2021, the outstanding stock options were anti-dilutive with no impact on earnings per share. For the three months ended April 30, 2021, the outstanding stock options increased the average dilutive shares outstanding by approximately 2,000 shares with no impact on earnings per share. For the six months ended April 30, 2020, the outstanding stock options increased the average dilutive shares outstanding by approximately 19,000 shares with a $0.01 impact on earnings per share. For the three months ended April 30, 2020, the outstanding stock options increased the average dilutive shares outstanding by approximately 37,000 shares with a $0.01 impact on earnings per share. There were approximately 311,000 and 268,000 anti-dilutive shares for the six and three months ended April 30, 2021, respectively. There were approximately 38,000 anti-dilutive shares for the six and three months ended April 30, 2020. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan.

Note 4 – Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT is accounting for the Damascus Centre, LLC (“Damascus Centre”), FREIT Regency, LLC (“Regency”), Wayne PSC, LLC (“Wayne PSC”) and Station Place on Monmouth (“Station Place”) interest rate swaps and the Grande Rotunda, LLC (“Grande Rotunda”) interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted

Index

fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income. For the six and three months ended April 30, 2021, FREIT recorded an unrealized gain of approximately $1,675,000 and $1,177,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such period. For the six and three months ended April 30, 2020, FREIT recorded an unrealized loss of approximately $3,372,000 and $2,982,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of April 30, 2021, there was a liability of approximately $459,000 for the Damascus Centre swaps, $616,000 for the Wayne PSC swap, $1,068,000 for the Regency swap, $1,106,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap. As of October 31, 2020, FREIT recorded a liability of approximately $610,000 for the Damascus Centre swaps, $1,260,000 for the Wayne PSC swap, $1,385,000 for the Regency swap, $1,669,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

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

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC, and the deconsolidation of the subsidiary (as of February 28, 2020) is not the result of a nonreciprocal transfer to owners, FREIT recognized a gain in the amount of approximately $27.7 million in the accompanying condensed consolidated statements of income for the six and three months ended April 30, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities.

FREIT’s investment in the TIC was approximately $19.5 million and $20.1 million at April 30, 2021 and October 31, 2020, respectively. For the six and three months ended April 30, 2021, FREIT recognized a loss on investment in TIC of approximately $145,000 and $118,000, respectively, in the accompanying condensed consolidated statements of income. For the six and three months ended April 30, 2020, FREIT recognized a loss on investment in TIC of approximately $18,000 and $18,000, respectively, in the accompanying condensed consolidated statements of income.

Hekemian & Co., Inc. (“Hekemian”) currently manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian dated as of February 28, 2020, which expires on February 28, 2022, and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $187,000 and $95,000 for the six and three months ended April 30, 2021, respectively, and $62,000 for the period from February 28, 2020 through April 30, 2020. The Pierre Towers property also uses the resources of the Hekemian insurance department to secure various insurance coverages for its property. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $10,000 and $0 for the six and three months ended April 30, 2021, respectively, and $0 for the period from February 28, 2020 through April 30, 2020.

Index

The following table summarizes the balance sheets of the Pierre Towers property as of April 30, 2021 and October 31, 2020, accounted for by the equity method:

	April 30,	October 31,
	2021	2020
	(In Thousands of Dollars)

Real estate, net	$79,052	$80,041
Cash and cash equivalents	580	754
Tenants' security accounts	510	523
Receivables and other assets	601	468
Total assets	$80,743	$81,786

Mortgages payable, net of unamortized debt issuance costs	$49,823	$49,956
Accounts payable and accrued expenses	280	314
Tenants' security deposits	507	535
Deferred revenue	82	56
Equity	30,051	30,925
Total liabilities & equity	$80,743	$81,786

FREIT's investment in TIC (65% interest)	$19,533	$20,101

The following table summarizes the statements of operations of the Pierre Towers property for the six and three months ended April 30, 2021 and for the period from February 28, 2020 through April 30, 2020, accounted for by the equity method:

			For the period from
	Six Months Ended	Three Months Ended	February 28, 2020
	April 30, 2021	April 30, 2021	through April 30, 2020
	(In Thousands of Dollars)

Revenue	$3,774	$1,883	$1,242
Operating expenses	2,114	1,123	643
Net operating income	1,660	760	599

Depreciation	1,081	541	358
Interest expense including amortization of deferred financing costs	802	401	268

Net loss	$(223)	$(182)	$(27)

FREIT's loss on investment in TIC (65% interest)	$(145)	$(118)	$(18)

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

Index

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

In addition, the Answer asserts counterclaims by the Sellers against the Purchaser for breach of contract due to the Purchaser’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers seek a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to the Purchaser’s default and an order from the Court that the Purchaser authorize the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers. On April 28, 2021, the Sellers amended the Answer to include (1) counterclaims against the Purchaser for breach of contract due to the Purchaser’s breach of confidentiality and non-disclosure obligations contained in the Purchase and Sale Agreement, and (2) third-party claims against Purchaser’s affiliate Kushner Realty Acquisition LLC for breach of its confidentiality and non-disclosure obligations contained in the non-disclosure agreement entered into by the parties in connection with the negotiation of the transactions contemplated by the Purchase and Sale Agreement, based on the conduct of the Purchaser and its affiliates after the Sellers terminated the Purchase and Sale Agreement.

In connection with these counterclaims and third-party claims, the Answer seeks the following relief from the Court: (a) liquidated damages in the amount of $15 million, as provided in the Purchase and Sale Agreement; (b) in the alternative to the liquidated damages provided for in the Purchase and Sale Agreement, money damages in an amount to be determined at trial; (c) interest, attorneys’ fees and costs associated with the defense of the Purchaser’s claims and the prosecution of the Sellers’ counterclaims against the Purchaser, as provided for in the Purchase and Sale Agreement; (d) judgment declaring that the Sellers properly terminated the Purchase and Sale Agreement due to the Purchaser’s default thereunder; (e) judgment declaring that the Purchaser must authorize the escrow agent to release the $15 million deposit to the Sellers; (f) an order enjoining the Purchaser and its affiliates from engaging in further breaches of the Purchase and Sale Agreement and non-disclosure agreement, and compelling the Purchaser and its affiliates to return the Sellers’ confidential information and materials and to use best efforts to ensure the return of the Sellers’ confidential information and materials from third parties to whom the Purchaser and/or its affiliates provided such materials; and (g) such other relief as the Court deems just and equitable.

In the Answer filed by the Purchaser on September 15, 2020 and the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC on June 7, 2021, the Purchaser and Kushner Realty Acquisition LLC have generally denied the claims, counterclaims and allegations contained in the Sellers’ original and amended Answer, and asserted affirmative defenses to the Sellers’ claims and counterclaims.

The Sellers believe that the allegations set forth in the Complaint and Answer filed by the Purchaser and in the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. As of the quarter ended April 30, 2021, the $15 million deposit has not been included in income in the accompanying condensed consolidated statements of income.

For the six and three months ended April 30, 2020, the Special Committee of the Board (“Special Committee”) incurred on behalf of the Company third party transaction costs for advisory, legal and other expenses primarily related to the Purchase and Sale Agreement and the Plan of Liquidation discussed in Note 7 in the amount of approximately $4,519,000 and $1,137,000, respectively, compared to $0 and $0, respectively, for the six and three months ended April 30, 2021. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers' termination of the Purchase and Sale Agreement and on May 7, 2020, the Board approved the elimination of the Special Committee. No further transaction costs were incurred thereafter. Legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $1,108,000 and $628,000 for the six and three months ended April 30, 2021, respectively, and $0 and $0, for the six and three months ended April 30, 2020, respectively, and are included in operating expenses on the condensed consolidated statements of income.

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

Index

contemplated thereby were not consummated. Accordingly, the Trust did not proceed with the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets as contemplated by the Plan of Liquidation that was adopted by the Board on January 14, 2020.

Note 8 – Management agreement, fees and transactions with related party:

Hekemian currently manages all the properties owned by FREIT and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement between FREIT and Hekemian dated as of November 1, 2001 (“Management Agreement”) has been renewed and will expire on October 31, 2023. The Management Agreement is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,062,000 and $1,198,000 for the six months ended April 30, 2021 and 2020, respectively, and $549,000 and $499,000 for the three months ended April 30, 2021 and 2020, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $255,000 and $704,000 for the six months ended April 30, 2021 and 2020, respectively, and $126,000 and $229,000 for the three months ended April 30, 2021 and 2020, respectively. FREIT also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $71,000 and $56,000 for the six months ended April 30, 2021 and 2020, respectively, and $2,000 and $4,000 for the three months ended April 30, 2021 and 2020, respectively.

From time to time, FREIT engages Hekemian, or certain affiliates of Hekemian, to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian and FREIT with respect to such additional services. Such fees incurred for the six and three months ended April 30, 2021 were approximately $236,500 and $236,500, respectively. Fees incurred during Fiscal 2021 related to commissions to Hekemian for the following: $150,000 for the extension of the Grande Rotunda, LLC loan; $54,000 for the extension and modification of the WestFREIT, Corp. loan; $32,500 for the renewal of FREIT’s line of credit. There were no such fees incurred for the six and three months ended April 30, 2020.

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

Trustee fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for the six months ended April 30, 2021 and 2020 was approximately $0 and $21,000, respectively, for Robert S. Hekemian, $232,000 and $236,000, respectively, for Robert S. Hekemian, Jr., $15,000 and $15,000, respectively, for Allan Tubin and $27,000 and $31,000, respectively, for David Hekemian. Trustee fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for the three months ended April 30, 2021 and 2020 was approximately $0 and $0, respectively, for Robert S. Hekemian, $116,000 and $117,000, respectively, for Robert S. Hekemian, Jr., $8,000 and $8,000, respectively, for Allan Tubin and $10,000 and $15,000, respectively, for David Hekemian (See Note 14 to FREIT’s condensed consolidated financial statements).

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Trustee on April 5, 2018, FREIT entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to the Trust and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For the six and three months ended April 30, 2021, there were no consulting fee expenses for Robert S. Hekemian. For the six and three months ended April 30, 2020, consulting fee expense for Robert S. Hekemian was approximately $8,000 and $0, respectively.

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

Index

previously amended maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda to its members as a result of a refinancing or sale of Grande Rotunda or the Rotunda property.

The aggregate outstanding principal balance of the Rotunda 100 notes was $4,000,000 at both April 30, 2021 and October 31, 2020. The accrued but unpaid interest related to these notes as of April 30, 2021 and October 31, 2020 amounted to approximately $1,244,000 and $1,194,000, respectively, and is included in secured loans receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. In the second quarter of Fiscal 2021, Grande Rotunda repaid $2 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $0.8 million. As of April 30, 2021 and October 31, 2020, Rotunda 100 has funded Grande Rotunda with approximately $5.2 million and $5.9 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 9 – Mortgage financings and line of credit:

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 6 to FREIT’s condensed consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of April 30, 2021, $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%.

On April 3, 2019, WestFREIT Corp. (owned 100% by FREIT) exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. As of April 30, 2021, approximately $21.5 million of this loan was outstanding and the interest rate was approximately 2.68%.

On February 7, 2018, Grande Rotunda refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options of Grande Rotunda to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, which matured on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. If the second loan extension option is exercised, principal payments in the amount of $750,000 will be required upon exercise of the second loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At April 30, 2021, the total amount outstanding on this loan was approximately $117.5 million and the interest rate was approximately 2.96%.

Index

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of April 30, 2021 and October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit.

The lis pendens filed in connection with the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT’s ability to refinance certain of its residential properties. (See Note 6 to FREIT’s condensed consolidated financial statements for additional details.)

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000 which will become due at the maturity of the loans. As of April 30, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid. There will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the condensed consolidated balance sheets as of April 30, 2021 and October 31, 2020.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2021 and October 31, 2020:

($ in Millions)	April 30, 2021	October 31, 2020

Fair Value	$303.8	$311.4

Carrying Value, Net	$302.4	$305.4

Fair values are estimated based on market interest rates at April 30, 2021 and October 31, 2020 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the six and three month periods ended April 30, 2021 and 2020. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$12,414	$13,548	$6,063	$6,534
Residential	13,357	15,612	6,748	7,096
Total real estate rental revenue	25,771	29,160	12,811	13,630

Real estate operating expenses:
Commercial	5,811	5,896	3,184	3,172
Residential	5,390	6,348	2,726	2,707
Total real estate operating expenses	11,201	12,244	5,910	5,879

Net operating income:
Commercial	6,603	7,652	2,879	3,362
Residential	7,967	9,264	4,022	4,389
Total net operating income	$14,570	$16,916	$6,901	$7,751

Recurring capital improvements - residential	$(180)	$(226)	$(98)	$(130)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$14,570	$16,916	$6,901	$7,751
Deferred rents - straight lining	(213)	121	(7)	58
Investment income	59	136	29	64
General and administrative expenses	(2,730)	(1,828)	(1,470)	(1,056)
Third party transaction costs	-	(4,519)	-	(1,137)
Gain on deconsolidation of subsidiary	-	27,680	-	27,680
Loss on investment in tenancy-in-common	(145)	(18)	(118)	(18)
Depreciation	(4,633)	(5,462)	(2,338)	(2,530)
Financing costs	(6,192)	(7,911)	(3,060)	(3,676)
Net income (loss)	716	25,115	(63)	27,136
Net (income) loss attributable to noncontrolling interests in subsidiaries	(149)	(157)	72	84
Net income attributable to common equity	$567	$24,958	$9	$27,220

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

As of April 30, 2021, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2017 remain open to examination by the major taxing jurisdictions.

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

Index

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

As of April 30, 2021, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the six month periods ended April 30, 2021 and 2020:

	Six Months Ended April 30, 2021		Six Months Ended April 30, 2020
	No. of Options	Exercise	No. of Options	Exercise
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	310,740	$18.35	310,740	$18.35
Options granted during period	-	-	-	-
Options forfeited/cancelled during period	-	-	-	-
Options outstanding at end of period	310,740	$18.35	310,740	$18.35
Options vested and expected to vest	308,310		308,310
Options exercisable at end of period	277,340		261,140

For the six month periods ended April 30, 2021 and 2020, compensation expense related to stock options vested amounted to approximately $24,000 and $24,000, respectively. At April 30, 2021, there was approximately $48,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 1.8 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at April 30, 2021 was approximately $115,000 and $47,000, respectively.

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

All fees payable to Trustees for the six and three-month periods ended April 30, 2021 and 2020 were deferred under the Deferred Fee Plan except for fees payable to one Trustee, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the six-month periods ended April 30, 2021 and 2020, the aggregate amounts of deferred Trustee fees together with related interest and dividends were approximately $230,600 and $367,000, respectively, which have been paid through the issuance of 13,233 and 18,046 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the six-month periods ended April 30, 2021 and 2020, FREIT has charged as expense approximately $214,600 and $367,000, respectively, representing deferred Trustee fees and interest, and the balance of approximately $16,000 and $0, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of April 30, 2021 and October 31, 2020, approximately $1,454,000 and $1,542,000, respectively, of fees has been deferred together with accrued interest of approximately $1,021,000 and $1,091,000, respectively.

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

Index

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of April 30, 2021, is as follows:

Year Ending October 31,	Amount
2021*	$17,006
2022	14,817
2023	12,479
2024	10,297
2025	8,723
Thereafter	27,043
Total	$90,365

*Amount represents full fiscal year

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the six and three-month periods ended April 30, 2021 and 2020 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – COVID-19 Pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Beginning in March 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. These orders have continued to evolve resulting in a full or partial lifting of these restrictions at various points over the past year. Vaccinations for the COVID-19 virus have begun to be widely distributed among the general U.S. population which has resulted in loosened restrictions previously mandated on our tenants identified as nonessential. However, the potential emergence of vaccine-resistant variants of COVID-19 could trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements.

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

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been and continue to be adversely affected by the mandated shutdowns or continued imposed restrictions as many of these tenants have not been able to open or resume operations at full capacity. While the overall average cash realization of monthly billings as compared to monthly cash collections for the commercial properties for the six months ended April 30, 2021 has resumed to pre-pandemic levels, the average annual occupancy rate has declined from approximately 81.0% for the six months ended April 30, 2020 to approximately 76.6% for the six months ended April 30, 2021. During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT of approximately $140,000). Until the space is re-leased at each of these properties, FREIT’s operating results will be adversely impacted from the loss of base rent and additional rent of approximately $0.4 million (with a consolidated impact to FREIT of approximately $0.2 million) on an annualized basis. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the six and three months ended April 30, 2021, rental revenue deemed uncollectible of approximately $0.9 million and $0.3 million (with a consolidated impact to FREIT of approximately $0.6 million and $0.2 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. As of April 30, 2021, FREIT has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $402,000 of security deposits from its

Index

commercial tenants to outstanding receivables due. For the six and three months ended April 30, 2021, on a case by case basis, FREIT has offered some commercial tenants rent abatements over a specified time period totaling approximately $101,000 and $51,000 (with a consolidated impact to FREIT of approximately $71,000 and $40,000), respectively. FREIT has not offered any significant new deferrals of rent over a specified time period during the six and three months ended April 30, 2021. FREIT currently remains in active discussions and negotiations with these impacted retail tenants.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of April 30, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the condensed consolidated balance sheets as of April 30, 2021 and October 31, 2020. (See Note 9 to FREIT’s condensed consolidated financial statements for additional details).

For the six months ended April 30, 2021, we have experienced a positive cash flow from operations with cash provided by operations of approximately $8.7 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of April 30, 2021 of approximately $38.6 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

Note 17 – Reincorporation:

FREIT’s Board of Trustees has unanimously approved a proposal to change FREIT’s form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”). The effect of the Reincorporation will be to change the law applicable to our affairs from New Jersey law to Maryland law. The Reincorporation was approved by shareholders at the Annual Meeting of Shareholders on May 6, 2021 and FREIT is in the final stages of completing all items to finalize the reincorporation which will be accomplished by the merger of FREIT with and into its newly formed, wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”). On the effective date of the Reincorporation, the separate existence of FREIT will cease and FREIT Maryland, will succeed to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT will receive one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of shareholders required. We believe that after the Reincorporation, we will continue to be organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended.

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

COVID-19 Pandemic: The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Beginning in March 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. These orders have continued to evolve resulting in a full or partial lifting of these restrictions at various points over the past year. Vaccinations for the COVID-19 virus have begun to be widely distributed among the general U.S. population which has resulted in loosened restrictions previously mandated on our tenants identified as nonessential. However, the potential emergence of vaccine-resistant variants of COVID-19 could trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements.

As the impact of the pandemic has been evolving, it continues to cause uncertainty and volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which was the highest recorded rate since the Great Depression. Since April 2020, the U.S unemployment rate has declined to 6.1% as of April 2021, as many businesses continue to reopen and rehire employees following many of the COVID-19 mandated shutdown orders. However, the jobless rate remains well above the pre-pandemic levels of about 3.5%. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to continue until such time as government shutdown orders are fully lifted, and business operations and commercial activity can fully

Index

resume. The lifting of all government shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continue to generate cash flow. The average annual occupancy rate for the residential properties (including the Pierre TIC) has increased from approximately 93.6% and 93.6%, respectively, for the six and three months ended April 30, 2020 to approximately 95.8% and 95.8%, respectively, for the six and three months ended April 30, 2021. The tenants at these properties, for the most part, continue to pay their rent.

At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been and continue to be adversely affected by the mandated shutdowns or continued imposed restrictions as many of these tenants have not been able to open or resume operations at full capacity. While the overall average cash realization of monthly billings as compared to monthly cash collections for the commercial properties for the six months ended April 30, 2021 has resumed to pre-pandemic levels, the average annual occupancy rate has declined from approximately 81.0% for the six months ended April 30, 2020 to approximately 76.6% for the six months ended April 30, 2021. During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT of approximately $140,000). Until the space is re-leased at each of these properties, FREIT’s operating results will be adversely impacted from the loss of base rent and additional rent of approximately $0.4 million (with a consolidated impact to FREIT of approximately $0.2 million) on an annualized basis. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the six and three months ended April 30, 2021, rental revenue deemed uncollectible of approximately $0.9 million and $0.3 million (with a consolidated impact to FREIT of approximately $0.6 million and $0.2 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. As of April 30, 2021, FREIT has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $402,000 of security deposits from its commercial tenants to outstanding receivables due. For the six and three months ended April 30, 2021, on a case by case basis, FREIT has offered some commercial tenants rent abatements over a specified time period totaling approximately $101,000 and $51,000 (with a consolidated impact to FREIT of approximately $71,000 and $40,000), respectively. FREIT has not offered any significant new deferrals of rent over a specified time period during the six and three months ended April 30, 2021. FREIT currently remains in active discussions and negotiations with these impacted retail tenants.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of April 30, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the condensed consolidated balance sheets as of April 30, 2021 and October 31, 2020. (See Note 9 to FREIT’s condensed consolidated financial statements for additional details).

For the six months ended April 30, 2021, we have experienced a positive cash flow from operations with cash provided by operations of approximately $8.7 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of April 30, 2021 of approximately $38.6 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. However, we believe the actions we have taken and continue to take will help minimize interruptions to our operations and will put us in the best position to participate in the economic recovery as the recovery occurs. FREIT will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

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

Index

pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs, including rent and the rollout of the vaccinations to the population.

Burlington Coat Factory (“Burlington”), which does business as a retail tenant at the Westridge Square Shopping Center located in Frederick, Maryland, did not exercise its option to renew its lease which is set to expire on November 30, 2021. On May 4, 2021, Burlington amended its lease extending the term of the lease for a period of one (1) year and ninety (90) days commencing on December 1, 2021 and expiring on February 28, 2023 (“Fourth Extension Period”). The fixed rent during this Fourth Extension Period shall be reduced from $59,120 per month to $35,830 per month. Additionally, Burlington has the right to terminate the lease at any time prior to the last day of the Fourth Extension Period by providing at least twelve (12) months prior written notice of such termination (the “Termination Notice”). In the event that Burlington delivers the Termination Notice, the term of the lease shall automatically end on the last day of the twelfth (12th) full calendar month immediately following receipt of the Termination Notice.

Reincorporation: FREIT’s Board of Trustees has unanimously approved a proposal to change FREIT’s form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”). The effect of the Reincorporation will be to change the law applicable to our affairs from New Jersey law to Maryland law. The Reincorporation was approved by shareholders at the Annual Meeting of Shareholders on May 6, 2021 and FREIT is in the final stages of completing all items to finalize the reincorporation which will be accomplished by the merger of FREIT with and into its newly formed, wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”). On the effective date of the Reincorporation, the separate existence of FREIT will cease and FREIT Maryland, will succeed to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT will receive one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of shareholders required. We believe that after the Reincorporation, we will continue to be organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended. (See Note 17 to FREIT’s condensed consolidated financial statements for further details.)

Debt Financing Availability: Financing has been available to FREIT and its affiliates. The lis pendens filed in connection with the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT’s ability to refinance certain of its residential properties.

On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”), a consolidated subsidiary, refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options of Grande Rotunda to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, which matured on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. If the second loan extension option is exercised, principal payments in the amount of $750,000 will be required upon exercise of the second loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At April 30, 2021, the total amount outstanding on this loan was approximately $117.5 million and the interest rate was approximately 2.96%.

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 6 to FREIT’s condensed consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of April 30, 2021, $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%.

On April 3, 2019, WestFREIT Corp. (owned 100% by FREIT) exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of

Index

$47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. As of April 30, 2021, approximately $21.5 million of this loan was outstanding and the interest rate was approximately 2.68%.

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of April 30, 2021 and October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, have been applied consistently as of April 30, 2021, and for the six and three months ended April 30, 2021 and 2020. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Index

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2021 (“Current Six Months”) decreased 12.7% to $25,558,000, compared to $29,281,000 for the six months ended April 30, 2020 (“Prior Year’s Six Months”). For the three months ended April 30, 2021 (“Current Quarter”) real estate revenue decreased 6.5% to $12,804,000, compared to $13,688,000 for the three months ended April 30, 2020 (“Prior Year’s Quarter”). The decline in revenue for the Current Six Months was primarily attributable to the following: (a) a decline in revenue of approximately $2.7 million resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a tenancy-in-common form of ownership (“TIC”) as of February 28, 2020; (b) a reduction in revenue in the amount of approximately $0.9 million as compared to the Prior Year’s Six Months due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; (c) a decline in revenue from the commercial segment of approximately $0.5 million, (net of lease termination payments received from PetValu in the amount of approximately $0.3 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatres), primarily driven by a decline in the average occupancy rate to 76.6% from 81.0% in the Prior Year’s Six Months; offset by (d) an increase in revenue from the residential segment of approximately $0.4 million primarily driven by an increase in the average occupancy rate to 96.2% from 94.0% in the Prior Year’s Six Months and an increase in base rents across most properties. The decline in revenue for the Current Quarter was primarily attributable to the following: (a) a decline in revenue of approximately $0.6 million resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020; (b) a reduction in revenue in the amount of approximately $0.3 million as compared to the Prior Year’s Quarter due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; (c) a decline in revenue from the commercial segment of approximately $0.2 million primarily driven by a decline in the average occupancy rate to 76.1% from 80.5% in the Prior Year’s Quarter; offset by (d) an increase in revenue from the residential segment of approximately $0.3 million primarily driven by an increase in the average occupancy rate to 96.5% from 93.9% in the Prior Year’s Quarter and an increase in base rents across most properties.

Net income attributable to common equity (“net income-common equity”) for the Current Six Months and Current Quarter was $567,000 ($0.08 per share basic and diluted) and $9,000 ($0.00 per share basic and diluted), compared to $24,958,000 ($3.57 per share basic and $3.56 per share diluted) and $27,220,000 ($3.89 per share basic and $3.88 per share diluted), for the Prior Year’s comparable periods, respectively.

Adjusted net income (loss) for the Current Six Months and Current Quarter was net income of $716,000 ($0.10 per share basic and diluted) and net loss of $63,000 (($0.01)) per share basic and diluted), compared to net loss of $2,565,000 (($0.37) per share basic and diluted) and $544,000 (($0.08) per share basic and diluted), for the Prior Year’s comparable periods, respectively. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on deconsolidation of the Pierre Towers property in Fiscal 2020. The increase in adjusted net income for the Current Six Months was primarily driven by the following: (a) a decrease in third party transaction costs incurred in the Prior Year’s Six Months of approximately $4.5 million; (b) a decrease in net financing costs of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.8 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $0.6 million in interest expense), primarily driven by a decline in interest rates on variable mortgage loans; (c) a decline in expense for the reserve of uncollectible rents for commercial tenants of approximately $0.5 million (with a consolidated impact to FREIT of approximately $0.3 million) primarily resulting from the reclassification of rental revenue being deemed uncollectible from expense to a reduction in rental revenue; offset by (d) a reduction in revenue, excluding the impact of the conversion of the Pierre Towers property to a TIC, in the amount of approximately $1.1 million (with a consolidated impact to FREIT of approximately $0.5 million) as explained above; (e) an increase in general & administrative (“G&A”) expenses of approximately $0.9 million primarily driven by an increase in legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC; (f) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.5 million (with a consolidated impact to FREIT of approximately $0.4 million); and (g) a decrease in adjusted net income with an impact of approximately $0.3 million attributed to the Pierre Towers deconsolidation from FREIT’s operating results in the Prior Year’s Six Months (with a consolidated impact to FREIT of approximately $0.3 million). The decrease in adjusted net loss for the Current Quarter was primarily driven by the following: (a) a decrease in third party transaction costs incurred in the Prior Year’s Quarter of approximately $1.1 million; (b) a decrease in net financing costs of approximately $0.5 million (with a consolidated impact to FREIT of approximately $0.3 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $0.2 million in interest expense), driven by a decline in interest rates on variable mortgage loans; (c) a decline in expense for the reserve of uncollectible rents of approximately $0.4 million (with a consolidated impact to FREIT of approximately $0.3 million) primarily resulting from the reclassification of rental revenue being deemed uncollectible from expense to a reduction in rental revenue; offset by (d) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.5 million (with a consolidated impact to FREIT of approximately $0.4 million); (e) a reduction in revenue, excluding the impact of the conversion of the Pierre Towers property to a TIC, in the amount of approximately $0.3 million (with a consolidated impact to FREIT of approximately $0.1 million) as explained above; and (f) an increase in G&A expenses of approximately $0.4 million primarily

Index

driven by an increase in legal costs attributed to the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2021 and 2020:

NET INCOME COMPONENTS	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2021	2020	Change	2021	2020	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$6,390	$7,773	$(1,383)	$2,872	$3,420	$(548)
Residential properties	7,967	9,264	(1,297)	4,022	4,389	(367)
Total income from real estate operations	14,357	17,037	(2,680)	6,894	7,809	(915)

Financing costs:
Fixed rate mortgages	(2,903)	(4,055)	1,152	(1,442)	(1,844)	402
Floating rate mortgages	(2,581)	(3,098)	517	(1,265)	(1,466)	201
Other - Corporate interest	(140)	(210)	70	(79)	(97)	18
Mortgage cost amortization	(568)	(548)	(20)	(274)	(269)	(5)
Total financing costs	(6,192)	(7,911)	1,719	(3,060)	(3,676)	616

Investment income	59	136	(77)	29	64	(35)

General & administrative expenses:
Accounting fees	(264)	(326)	62	(110)	(161)	51
Legal and professional fees	(1,177)	(35)	(1,142)	(645)	(17)	(628)
Trustees and consultant fees	(465)	(714)	249	(228)	(295)	67
Stock option expense	(24)	(24)	-	(12)	(12)	-
Corporate expenses	(800)	(729)	(71)	(475)	(571)	96
Total general & administrative expenses	(2,730)	(1,828)	(902)	(1,470)	(1,056)	(414)

Third party transaction costs	-	(4,519)	4,519	-	(1,137)	1,137
Depreciation	(4,633)	(5,462)	829	(2,338)	(2,530)	192
Loss on investment in tenancy-in-common	(145)	(18)	(127)	(118)	(18)	(100)
Adjusted net income (loss)	716	(2,565)	3,281	(63)	(544)	481

Gain on deconsolidation of subsidiary	-	27,680	(27,680)	-	27,680	(27,680)
Net income (loss)	716	25,115	(24,399)	(63)	27,136	(27,199)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(149)	(157)	8	72	84	(12)

Net income attributable to common equity	$567	$24,958	$(24,391)	$9	$27,220	$(27,211)

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

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Six Months Ended April 30,		Increase (Decrease)		Six Months Ended April 30,		Increase (Decrease)		Six Months Ended April 30,
	2021	2020	$	%	2021	2020	$	%	2021	2020
	(In Thousands)				(In Thousands)				(In Thousands)

Rental income	$8,987	$10,187	$(1,200)	-11.8%	$13,141	$15,149	$(2,008)	-13.3%	$22,128	$25,336
Reimbursements	3,119	3,346	(227)	-6.8%	78	76	2	2.6%	3,197	3,422
Other	308	15	293	1953.3%	138	387	(249)	-64.3%	446	402
Total revenue	12,414	13,548	(1,134)	-8.4%	13,357	15,612	(2,255)	-14.4%	25,771	29,160
Operating expenses	5,811	5,896	(85)	-1.4%	5,390	6,348	(958)	-15.1%	11,201	12,244
Net operating income	$6,603	$7,652	$(1,049)	-13.7%	$7,967	$9,264	$(1,297)	-14.0%	14,570	16,916

Average Occupancy %	76.6%	81.0%		-4.4%	96.2%*	94.0%*		2.2%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(213)	121
Investment income	59	136
General and administrative expenses	(2,730)	(1,828)
Third party transaction costs	-	(4,519)
Gain on deconsolidation of subsdiary	-	27,680
Loss on investment in tenancy-in-common	(145)	(18)
Depreciation	(4,633)	(5,462)
Financing costs	(6,192)	(7,911)
Net income	716	25,115
Net income attributable to noncontrolling interests in subsidiaries	(149)	(157)
Net income attributable to common equity	$567	$24,958

	Commercial				Residential				Combined
	Three Months Ended April 30,		Increase (Decrease)		Three Months Ended April 30,		Increase (Decrease)		Three Months Ended April 30,
	2021	2020	$	%	2021	2020	$	%	2021	2020
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$4,436	$5,063	$(627)	-12.4%	$6,636	$6,973	$(337)	-4.8%	$11,072	$12,036
Reimbursements	1,615	1,469	146	9.9%	38	37	1	2.7%	1,653	1,506
Other	12	2	10	500.0%	74	86	(12)	-14.0%	86	88
Total revenue	6,063	6,534	(471)	-7.2%	6,748	7,096	(348)	-4.9%	12,811	13,630
Operating expenses	3,184	3,172	12	0.4%	2,726	2,707	19	0.7%	5,910	5,879
Net operating income	$2,879	$3,362	$(483)	-14.4%	$4,022	$4,389	$(367)	-8.4%	6,901	7,751

Average Occupancy %	76.1%	80.5%		-4.4%	96.5%*	93.9%*		2.6%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(7)	58
Investment income	29	64
General and administrative expenses	(1,470)	(1,056)
Third party transaction costs	-	(1,137)
Gain on deconsolidation of subsidiary	-	27,680
Loss on investment in tenancy-in-common	(118)	(18)
Depreciation	(2,338)	(2,530)
Financing costs	(3,060)	(3,676)
Net (loss) income	(63)	27,136
Net loss attributable to noncontrolling interests in subsidiaries	72	84
Net income attributable to common equity	$9	$27,220

*	Average occupancy rate excludes the Pierre Towers property from all periods presented as the property was deconsolidated and converted to a TIC effective February 28, 2020.

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter decreased by 8.4% and 7.2%, respectively, and NOI decreased by 13.7% and 14.4%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Six Months and Current Quarter decreased by 4.4% and 4.4%, respectively, as compared to the Prior Year’s comparable periods. The decline in revenue for the Current Six Months was primarily attributable to the following: (a) a reduction in revenue in the amount of approximately $0.7 million (excluding the straight-line rent receivable write-off of approximately $0.2 million) due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; (b) a decline in revenue of approximately $0.3 million, (net of lease termination payments received from PetValu in the amount of approximately $0.3 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatres), primarily driven by a decline in the average occupancy rate; and (c) a decrease in revenue of approximately $0.1 million attributed to commercial rent abatements resulting from the COVID-19 pandemic. The decline in NOI for the Current Six Months was primarily attributable to the following: (a) a decline in revenue of approximately $1.1 million as described above; (b) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.4 million; offset by (c) a decline in expense for the reserve of uncollectible rents of approximately $0.5 million primarily resulting from the reclassification of rental revenue being deemed uncollectible from expense to a reduction in rental revenue. The decline in revenue for the Current Quarter was primarily attributable to the following: (a) a reduction in revenue in the amount of approximately $0.3 million due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; and (b) a decline in revenue of approximately $0.2 million primarily driven by a decline in the average occupancy rate. The decline in NOI for the Current Quarter was primarily attributable to the following: (a) a decline in revenue of approximately $0.5 million as described above; (b) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.4 million; offset by (c) a decline in expense for the reserve of uncollectible rents of approximately $0.4 million primarily resulting from the reclassification of rental revenue being deemed uncollectible from expense to a reduction in rental revenue.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s commercial properties are considered same properties in the Current Six Months and Current Quarter, refer to the preceding paragraph for discussion of changes in same property results.

Leasing: The following tables reflect leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	7	14,737	$24.82	$25.96	-4.4%	$-	$0.40

Non-comparable leases	3	5,356	$41.45	N/A	N/A	$2.97	$2.07

Total leasing activity	10	20,093

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	7	15,037	$32.20	$30.54	5.4%	$-	$0.43

Non-comparable leases	1	3,182	$23.27	N/A	N/A	$-	$1.39

Total leasing activity	8	18,219

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

Index

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter decreased by 14.4% and 4.9%, respectively, and NOI decreased by 14.0% and 8.4%, respectively, as compared to the Prior Year’s comparable periods. The decline in revenue for the Current Six Months was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $2.7 million; offset by (b) an increase in revenue of approximately $0.4 million driven by an increase in the average occupancy rate by approximately 2.2% over the Prior Year’s Six Months and an increase in base rent across most properties. The decline in NOI for the Current Six Months was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in NOI of approximately $1.3 million; (b) an increase in operating expenses of approximately $0.2 million partially driven by an increase in snow removal costs due to a harsher winter in Fiscal 2021; (c) an increase in repairs and maintenance of approximately $0.1 million; offset by (d) an increase in revenue of approximately $0.4 million as explained above. The decline in revenue for the Current Quarter was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $0.6 million; offset by (b) an increase in revenue of approximately $0.3 million, primarily driven by an increase in the average occupancy rate by approximately 2.6% over the Prior Year’s Quarter and an increase in base rents across most properties. The decline in NOI for the Current Quarter was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in NOI of approximately $0.3 million; (b) an increase in operating expenses of approximately $0.2 million partially driven by an increase in snow removal costs due to a harsher winter in Fiscal 2021; offset by (c) an increase in revenue of approximately $0.3 million as explained above.

Same Property Operating Results: FREIT’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Pierre Towers property was excluded from same property results for all periods presented because this property was deconsolidated and converted to a TIC as of February 28, 2020. Same property revenue for the Current Six Months and Current Quarter increased by 3.1% and 4.3%, respectively, and same property NOI increased by 0.2% and decreased by 1.9%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,952 and $1,932, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $274,000 and $264,000, respectively.

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

Index

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$2,903	$4,055	$1,442	$1,844
New	-	-	-	-
Variable rate mortgages:
1st Mortgages
Existing	2,581	3,098	1,265	1,466
New	-	-	-	-
Other	140	210	79	97
Total financing costs, gross	5,624	7,363	2,786	3,407
Amortization of mortgage costs	568	548	274	269
Total financing costs, net	$6,192	$7,911	$3,060	$3,676

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Six Months decreased by approximately $1,719,000 or 21.7%, compared to the Prior Year’s Six Months which is primarily attributable to the following: (a) a decline in interest on the variable mortgage loans for the Rotunda and WestFREIT properties of approximately $1,039,000 resulting from lower interest rates; and (b) the deconsolidation of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in net financing costs of approximately $645,000. Total financing costs for the Current Quarter decreased by approximately $616,000 or 16.8%, compared to the Prior Year’s Quarter which is primarily attributable to the following: (a) a decline in interest on the variable mortgage loans for the Rotunda and WestFREIT properties of approximately $447,000 resulting from lower interest rates; and (b) the deconsolidation of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in net financing costs of approximately $161,000. (See Note 5 to FREIT’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for the Current Six Months and Current Quarter was approximately $2,730,000 and $1,470,000, respectively, compared to $1,828,000 and $1,056,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees and corporate expenses. The increase in G&A costs for the Current Six Months was primarily driven by the following: (a) an increase in legal costs of approximately $1,108,000 resulting from the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC; (b) an increase in corporate expenses of approximately $71,000 primarily attributed to reincorporation expenses incurred in the Current Six Months of approximately $396,000 to reincorporate FREIT in the state of Maryland offset by costs incurred in the Prior Year’s Six Months for the formation and transfer of the Pierre subsidiary to a TIC of approximately $293,000; offset by (c) a decline in Trustees’ and consultant fees of approximately $249,000. The increase in G&A costs for the Current Quarter was primarily driven by the following: (a) an increase in legal costs of approximately $628,000 resulting from the legal proceedings between FREIT and certain of its affiliates and Sinatra Properties, LLC; offset by (b) a decrease in corporate expenses of approximately $96,000 primarily attributed to reincorporation expenses incurred in the Current Quarter of approximately $257,000 to reincorporate FREIT in the state of Maryland offset by costs incurred in the Prior Year’s Quarter for the formation and transfer of the Pierre subsidiary to a TIC of approximately $293,000; and (c) a decline in Trustees’ and consultant fees of approximately $67,000.

THIRD PARTY TRANSACTION COSTS

The Special Committee of the Board (“Special Committee”) incurred on behalf of the Company third party transaction costs for advisory, legal and other expenses primarily related to the Purchase and Sale Agreement and the Plan of Liquidation (See Notes 6 and 7 for additional details) in the amount of approximately $0 and $0, respectively for the Current Six Months and Current Quarter, compared to approximately $4,519,000 and $1,137,000, respectively, for the Prior Year’s comparable periods. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers' termination of the Purchase and Sale Agreement (See Note 6 for details) and on May 7, 2020, the Board approved the elimination of the Special Committee. No further transaction costs were incurred thereafter.

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was approximately $4,633,000 and $2,338,000, respectively, compared to $5,462,000 and $2,530,000, respectively, for the Prior Year’s comparable periods. The decline in depreciation expense for the Current Six Months was primarily attributable to the following: (a) a decline in the amount of approximately $460,000 resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results as of February 28, 2020; and (b) the remainder of the decline is primarily related to tenant improvements written

Index

off in Fiscal 2020. The decline in depreciation expense for the Current Quarter was primarily attributable to the following: (a) a decline in the amount of approximately $115,000 resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results as of February 28, 2020; and (b) the remainder of the decline is primarily related to tenant improvements written off in Fiscal 2020. (See Note 5 to FREIT’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $8.7 million for the Current Six Months compared to net cash provided by operating activities of $0.4 million for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of April 30, 2021, FREIT had cash, cash equivalents and restricted cash totaling $42.7 million, compared to $39.5 million at October 31, 2020. The increase in cash in the Current Six Months is primarily attributable to approximately $8.7 million in net cash provided by operating activities offset by approximately $5.3 million in net cash used in financing activities and approximately $0.3 million in net cash used in investing activities including capital expenditures.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda (FREIT with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. In the second quarter of Fiscal 2021, Grande Rotunda repaid $2 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $0.8 million. As of April 30, 2021 and October 31, 2020, Rotunda 100 has funded Grande Rotunda with approximately $5.2 million and $5.9 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Credit Line: FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of April 30, 2021 and October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit.

As at April 30, 2021, FREIT’s aggregate outstanding mortgage debt was $304.3 million, which bears a weighted average interest rate of 3.56% and an average life of approximately 2.95 years. FREIT’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2021	2022	2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$0.0	$176.5(A)	$34.8	$9.0	$13.9	$18.6	$0.0	$10.5	$26.0

(A) Includes the loan on the Rotunda property located in Baltimore, Maryland with a balloon payment in the amount of approximately $116 million due on February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option.

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2021 and October 31, 2020:

($ in Millions)	April 30, 2021	October 31, 2020

Fair Value	$303.8	$311.4

Carrying Value, Net	$302.4	$305.4

Fair values are estimated based on market interest rates at April 30, 2021 and October 31, 2020 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount

Index

of mortgage debt being retired. For example, at April 30, 2021, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $5 million, and a 1% decrease would increase the fair value by $5.2 million.

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On February 7, 2018, Grande Rotunda refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options of Grande Rotunda to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. If the second loan extension option is exercised, principal payments in the amount of $750,000 will be required upon exercise of the second loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At April 30, 2021, the total amount outstanding on this loan was approximately $117.5 million and the interest rate was approximately 2.96%.

On September 30, 2020, Westwood Hills refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 6 to FREIT’s condensed consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of April 30, 2021, $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%.

On April 3, 2019, WestFREIT Corp. exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. As of April 30, 2021, approximately $21.5 million of this loan was outstanding and the interest rate was approximately 2.68%.

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

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($18,596,000 at April 30, 2021) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,088,000 at April 30, 2021) for the Regency swap, a notional amount of approximately $25,800,000 ($22,708,000 at April 30, 2021) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,077,000 at April 30, 2021) for the Station Place swap.

Index

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

FREIT has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda’s construction loan with a new loan from Aareal Capital Corporation, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. The cap contract was based on a notional amount of approximately $118,520,000 ($118,520,000 at April 30, 2021).

In accordance with ASU 2017-12, “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s condensed consolidated statement of income; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2021, the swap contracts for Damascus Centre, Regency, Station Place and Wayne PSC were in the counterparties’ favor. If FREIT had terminated these contracts at that date it would have realized losses of approximately $0 for the Grande Rotunda cap, $459,000 for the Damascus Centre swaps, $1,068,000 for the Regency swap, $1,106,000 for the Station Place swap and $616,000 for the Wayne PSC swap, all of which have been included as a liability in FREIT’s condensed consolidated balance sheet as at April 30, 2021. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the six and three months ended April 30, 2021, FREIT recorded an unrealized gain of approximately $1,675,000 and $1,177,000, respectively, in the condensed consolidated statements of comprehensive income. For the six and three months ended April 30, 2020, FREIT recorded an unrealized loss of approximately $3,372,000 and $2,982,000, respectively, in the condensed consolidated statements of comprehensive income.

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: After careful consideration of FREIT’s projected operating results and cash needs, the Board of Trustees (“Board”) declared a second quarter dividend of $0.05 per share which will be paid on June 15, 2021 to shareholders of record on June 1, 2021. The Board will continue to evaluate the dividend on a quarterly basis.

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

	For the Six Months Ended April 30,		For the Three Months Ended April 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$716	$25,115	$(63)	$27,136
Depreciation of consolidated properties	4,633	5,462	2,338	2,530
Amortization of deferred leasing costs	232	238	122	125
Distributions to non-controlling interests	(510)	(583)	(510)	-
Gain on deconsolidation of subsidiary	-	(27,680)	-	(27,680)
Adjustment to loss in investment in tenancy-in-common for depreciation	703	233	352	233
FFO	$5,774	$2,785	$2,239	$2,344

Per Share - Basic	$0.82	$0.40	$0.32	$0.34
Per Share - Diluted	$0.82	$0.40	$0.32	$0.34

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$5,774	$2,785	$2,239	$2,344
Deferred rents (Straight lining)	213	(121)	7	(58)
Capital Improvements - Apartments	(180)	(226)	(98)	(130)
AFFO	$5,807	$2,438	$2,148	$2,156

Per Share - Basic	$0.83	$0.35	$0.31	$0.31
Per Share - Diluted	$0.83	$0.35	$0.31	$0.31

Weighted Average Shares Outstanding:
Basic	7,012	6,984	7,016	6,989
Diluted	7,012	7,003	7,018	7,026

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2021. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

In addition, the Answer asserts counterclaims by the Sellers against the Purchaser for breach of contract due to the Purchaser’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers seek a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to the Purchaser’s default and an order from the Court that the Purchaser authorize the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers. On April 28, 2021, the Sellers amended the Answer to include (1) counterclaims against the Purchaser for breach of contract due to the Purchaser’s breach of confidentiality and non-disclosure obligations contained in the Purchase and Sale Agreement, and (2) third-party claims against Purchaser’s affiliate Kushner Realty Acquisition LLC for breach of its confidentiality and non-disclosure obligations contained in the non-disclosure agreement entered into by the parties in connection with the negotiation of the transactions contemplated by the Purchase and Sale Agreement, based on the conduct of the Purchaser and its affiliates after the Sellers terminated the Purchase and Sale Agreement.

In connection with these counterclaims and third-party claims, the Answer seeks the following relief from the Court: (a) liquidated damages in the amount of $15 million, as provided in the Purchase and Sale Agreement; (b) in the alternative to the liquidated damages provided for in the Purchase and Sale Agreement, money damages in an amount to be determined at trial; (c) interest, attorneys’ fees and costs associated with the defense of the Purchaser’s claims and the prosecution of the Sellers’ counterclaims against the Purchaser, as provided for in the Purchase and Sale Agreement; (d) judgment declaring that the Sellers properly terminated the Purchase and Sale Agreement due to the Purchaser’s default thereunder; (e) judgment declaring that the Purchaser must authorize the escrow agent to release the $15 million deposit to the Sellers; (f) an order enjoining the Purchaser and its affiliates from engaging in further breaches of the Purchase and Sale Agreement and non-disclosure agreement, and compelling the Purchaser and its affiliates to return the Sellers’ confidential information and materials and to use best efforts to ensure the return

Index

of the Sellers’ confidential information and materials from third parties to whom the Purchaser and/or its affiliates provided such materials; and (g) such other relief as the Court deems just and equitable.

In the Answer filed by the Purchaser on September 15, 2020 and the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC on June 7, 2021, the Purchaser and Kushner Realty Acquisition LLC have generally denied the claims, counterclaims and allegations contained in the Sellers’ original and amended Answer, and asserted affirmative defenses to the Sellers’ claims and counterclaims.

The Sellers believe that the allegations set forth in the Complaint and Answer filed by the Purchaser and in the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. (See Note 6 to FREIT’s condensed consolidated financial statements for further details.)

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2021, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY
(Registrant)

Date: June 14, 2021
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)