Form 10-Q
period 2021-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2021-09-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ____________________
Commission File No. 000-25043

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)
Maryland	22-1697095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
505 Main Street, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)
201-488-6400
(Registrant's telephone number, including area code)
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	FREVS	OTC Pink Market

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

As of September 14, 2021, the number of shares of common stock outstanding was 6,860,048.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY, INC.

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2021	October 31, 2020
(In Thousands of Dollars)
ASSETS

Real estate, at cost, net of accumulated depreciation	$272,362	$278,150
Construction in progress	642	566
Cash and cash equivalents	36,359	36,860
Investment in tenancy-in-common	19,433	20,101
Tenants' security accounts	1,343	1,408
Receivables arising from straight-lining of rents	3,752	3,977
Accounts receivable, net of allowance for doubtful accounts of $891 and $804 as of July 31, 2021 and October 31, 2020, respectively	1,366	1,811
Secured loans receivable	5,268	5,194
Prepaid expenses and other assets	5,525	4,985
Deferred charges, net	2,096	2,163
Total Assets	$348,146	$355,215

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $358 and $360 as of July 31, 2021 and October 31, 2020, respectively	$302,774	$307,240
Less unamortized debt issuance costs	1,612	1,810
Mortgages payable, net	301,162	305,430

Due to affiliate	3,229	5,921
Deferred director compensation payable	2,475	2,633
Accounts payable and accrued expenses	2,813	2,277
Dividends payable	343	-
Tenants' security deposits	2,030	2,124
Deferred revenue	895	1,043
Interest rate cap and swap contracts	3,483	4,924
Total Liabilities	$316,430	$324,352

Commitments and contingencies

Common Equity:
Shares of beneficial interest without par value:
0 shares authorized and issued at July 31, 2021; 8,000,000 shares authorized and 6,993,152 shares issued plus 152,144 vested share units granted to Directors at October 31, 2020	-	27,960
Treasury stock, at cost: 0 and 136,501 shares at July 31, 2021 and October 31, 2020, respectively	-	(2,863)
Shares of common stock with par value of $0.01 per share:
20,000,000 and 0 shares authorized at July 31, 2021 and October 31, 2020, respectively; 6,860,048 and 0 shares issued plus 169,075 and 0 vested share units granted to Directors at July 31, 2021 and October 31, 2020, respectively	71	-
Shares of preferred stock with par value of $0.01 per share:
5,000,000 and 0 shares authorized and issued, respectively, at July 31, 2021; 0 shares authorized and issued, respectively, at October 31, 2020	-	-
Additional Paid-In-Capital	25,417	-
Retained earnings	13,516	13,791
Accumulated other comprehensive loss	(2,885)	(3,986)
Total Common Equity	36,119	34,902
Noncontrolling interests in subsidiaries	(4,403)	(4,039)
Total Equity	31,716	30,863
Total Liabilities and Equity	$348,146	$355,215

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$32,871	$36,158	$10,956	$10,701
Reimbursements	4,667	4,804	1,470	1,382
Sundry income	562	468	116	66
Total revenue	38,100	41,430	12,542	12,149

Expenses:
Operating expenses	13,078	12,620	4,193	4,293
Third party transaction costs (See Note 6)	-	4,606	-	87
Management fees	1,625	1,719	538	496
Real estate taxes	6,018	6,529	2,059	2,007
Depreciation	6,948	7,887	2,315	2,425
Total expenses	27,669	33,361	9,105	9,308

Operating income	10,431	8,069	3,437	2,841

Investment income	88	174	29	38
Gain on deconsolidation of subsidiary	-	27,680	-	-
Loss on investment in tenancy-in-common	(245)	(96)	(100)	(78)
Interest expense including amortization of deferred financing costs	(9,242)	(11,032)	(3,050)	(3,121)
Net income (loss)	1,032	24,795	316	(320)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(256)	(18)	(107)	139
Net income (loss) attributable to common equity	$776	$24,777	$209	$(181)

Earnings (loss) per share:
Basic	$0.11	$3.55	$0.03	$(0.02)
Diluted	$0.11	$3.54	$0.03	$(0.02)

Weighted average shares outstanding:
Basic	7,016	6,989	7,022	6,998
Diluted	7,018	6,992	7,026	6,998

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NINE AND THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income (loss)	$1,032	$24,795	$316	$(320)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap and swap contracts before reclassifications	501	(4,082)	(551)	(576)
Amount reclassified from accumulated other comprehensive loss to interest expense	940	438	317	304
Net unrealized gain (loss) on interest rate cap and swap contracts	1,441	(3,644)	(234)	(272)
Comprehensive income (loss)	2,473	21,151	82	(592)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(256)	(18)	(107)	139
Other comprehensive (income) loss:
Unrealized (gain) loss on interest rate cap and swap contracts attributable to noncontrolling interests in subsidiaries	(340)	1,069	91	100
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(596)	1,051	(16)	239

Comprehensive income (loss) attributable to common equity	$1,877	$22,202	$66	$(353)

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2021

(Unaudited)

	Common Equity
	Beneficial Interest		Treasury Shares at Cost		Common Stock		Additional Paid-In-	Retained	Accumulated Other Comprehensive	Total Common	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
	(In Thousands, Except Per Share Amounts)

Balance at October 31, 2020	7,145	$27,960	137	$(2,863)	-	$-	$-	$13,791	$(3,986)	$34,902	$(4,039)	$30,863

Stock based compensation expense		12								12		12

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)	7	118								118		118

Net income								558		558	221	779

Dividends declared, including $8 payable in share units ($0.05 per share)								(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts									387	387	111	498

Balance at January 31, 2021	7,152	28,090	137	(2,863)	-	-	-	13,999	(3,599)	35,627	(3,707)	31,920

Stock based compensation expense		12								12		12

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)	7	113								113		113

Vested share units issued to retired Director*	(4)	(72)	(4)	72						-		-

Distributions to noncontrolling interests										-	(510)	(510)

Net income (loss)								9		9	(72)	(63)

Dividends declared, including $8 payable in share units ($0.05 per share)								(350)		(350		(350

Net unrealized gain on interest rate cap and swap contracts									857	857	320	1,177

Balance at April 30, 2021	7,155	28,143	133	(2,791)	-	-	-	13,658	(2,742)	36,268	(3,969)	32,299

Stock based compensation expense		7					4			11		11

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)					7	1	124			125		125

Distributions to noncontrolling interests										-	(450)	(450)

Net income								209		209	107	316

Dividends declared, including $8 payable in share units ($0.05 per share)								(351)		(351)		(351)

Reincorporation of FREIT with and into FREIT Maryland (See Note 1)	(7,155)	(28,150)	(133)	2,791	7,022	70	25,289			-		-

Net unrealized loss on interest rate cap and swap contracts									(143)	(143)	(91)	(234)

Balance at July 31, 2021	-	$-	-	$-	7,029	$71	$25,417	$13,516	$(2,885)	$36,119	$(4,403)	$31,716

* Represents the issuance of treasury shares to retired Director for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2020

(Unaudited)

	Common Equity

					Retained	Accumulated
					Earnings	Other	Total
	Beneficial Interest		Treasury Shares at Cost		(Accumulated	Comprehensive	Common	Noncontrolling
	Shares	Amount	Shares	Amount	Deficit)	Loss	Equity	Interests	Total Equity
	(In Thousands, Except Per Share Amounts)

Balance at October 31, 2019	7,185	$28,847	206	$(4,330)	$(6,762)	$(2,040)	$15,715	$333	$16,048

Stock based compensation expense		12					12		12

Vested share units granted to Directors and consultant	10	211					211		211

Vested share units issued to consultant and retired Director*	(66)	(1,401)	(66)	1,401			-		-

Distributions to noncontrolling interests							-	(583)	(583)

Net (loss) income					(2,262)		(2,262)	241	(2,021)

Net unrealized loss on interest rate swaps						(261)	(261)	(129)	(390)

Balance at January 31, 2020	7,129	27,669	140	(2,929)	(9,024)	(2,301)	13,415	(138)	13,277

Stock based compensation expense		12					12		12

Vested share units granted to Directors	8	166					166		166

Vested share units issued to retired Director*	(3)	(66)	(3)	66			-		-

Deconsolidation of subsidiary							-	3,596	3,596

Net income (loss)					27,220		27,220	(84)	27,136

Net unrealized loss on interest rate swaps						(2,142)	(2,142)	(840)	(2,982)

Balance at April 30, 2020	7,134	27,781	137	(2,863)	18,196	(4,443)	38,671	2,534	41,205

Stock based compensation expense		11					11		11

Vested share units granted to Directors	5	77					77		77

Net loss					(181)		(181)	(139)	(320)

Net unrealized loss on interest rate swaps						(172)	(172)	(100)	(272)

Balance at July 31, 2020	7,139	$27,869	137	$(2,863)	$18,015	$(4,615)	$38,406	$2,295	$40,701

* Represents the issuance of treasury shares to consultant and retired Director for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Nine Months Ended
	July 31,
	2021	2020
	(In Thousands of Dollars)
Operating activities:
Net income	$1,032	$24,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,948	7,887
Amortization	1,201	1,400
Stock based compensation expense	35	35
Director fees, consultant fee and related interest paid in stock units	332	454
Gain on deconsolidation of subsidiary	-	(27,680)
Loss on investment in tenancy-in-common	245	96
Deferred rents - straight line rent	225	213
Bad debt expense	264	921
Changes in operating assets and liabilities:
Tenants' security accounts	(84)	(105)
Accounts receivable, prepaid expenses and other assets	(402)	(2,793)
Accounts payable, accrued expenses and deferred director compensation payable	441	(5,198)
Deferred revenue	(148)	(615)
Due to affiliate - accrued interest	108	171
Deferred interest on mortgages	(2)	416
Net cash provided by (used in) operating activities	10,195	(3)
Investing activities:
Capital improvements - existing properties	(1,299)	(1,738)
Deferred leasing costs	(104)	(183)
Distribution from investment in tenancy-in-common	423	-
Deconsolidation of subsidiary cash and cash equivalents	-	(1,383)
Net cash used in investing activities	(980)	(3,304)
Financing activities:
Repayment of mortgages	(4,464)	(2,916)
Deferred financing costs	(640)	-
Due to affiliate - loan repayment	(2,800)	-
Dividends paid	(684)	(1,357)
Distributions to noncontrolling interests in subsidiaries	(960)	(583)
Net cash used in financing activities	(9,548)	(4,856)
Net decrease in cash, cash equivalents and restricted cash	(333)	(8,163)
Cash, cash equivalents and restricted cash, beginning of period	39,517	42,488
Cash, cash equivalents and restricted cash, end of period	$39,184	$34,325

Supplemental disclosure of cash flow data:
Interest paid	$8,245	$9,570

Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$10	$462
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$116	$121
Financing activities:
Retirement of treasury stock	$2,791	$-
Dividends declared but not paid	$343	$-
Dividends paid in share units	$24	$-
Vested share units issued to consultant and retired director	$72	$1,467

Deconsolidation of subsidiary:
Real estate, at cost, net of accumulated depreciation	$-	$(36,225)
Accounts receivable, net of allowance for doubtful accounts	-	(55)
Prepaid expenses and other assets	-	(315)
Mortgage payable	-	48,000
Unamortized debt issuance costs	-	(489)
Accounts payable and accrued expenses	-	353
Tenants' security deposits	-	585
Deferred revenue	-	47
Deconsolidation of subsidiary cash and cash equivalents	-	(1,383)
Net carrying value of assets and liabilities deconsolidated	$-	$(10,518)

Recognition of retained investment in tenancy-in-common at fair value	$-	$20,758

Derecognition of noncontrolling interest in subsidiary	$-	$(3,596)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$36,359	$31,034
Tenants' security accounts	1,343	1,590
Mortgage escrows (included in prepaid expenses and other assets)	1,482	1,701
Total cash, cash equivalents and restricted cash	$39,184	$34,325

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of presentation:

On July 1, 2021, First Real Estate Investment Trust of New Jersey (“FREIT”) completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”) which was approved by its shareholders at the annual meeting of shareholders held on May 6, 2021. The Reincorporation changes the law applicable to FREIT’s affairs from New Jersey law to Maryland law and was accomplished by the merger of FREIT with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of FREIT has ceased and FREIT Maryland has succeeded to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT have received one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of shareholders required and all treasury stock held by FREIT was retired.

FREIT Maryland is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and its stock is traded on the over-the counter market under the trading symbol FREVS.

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2020 of FREIT.

Reclassification:

Certain prior year cash flow line items have been reclassified to conform to the current year presentation.

Note 2 – Recently issued accounting standard:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13 "Financial Instruments – Credit Losses (Topic 326)", which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses are permitted. Currently, GAAP requires entities to write down credit losses only when losses are probable and loss reversals are not permitted. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. In November 2018, the FASB issued ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which clarifies that operating lease receivables are outside the scope of the new standard. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, “Leases (Topic 842)”. FREIT Maryland does not expect the adoption of this new accounting guidance to have a significant impact on its consolidated financial statements and footnote disclosures.

Note 3 – Dividends and earnings (loss) per share:

The Board of Directors (“Board”) declared a third quarter dividend of $0.05 per share which will be paid on September 15, 2021 to shareholders of record on September 1, 2021. The Board will continue to evaluate the dividend on a quarterly basis.

Basic earnings (loss) per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14 to FREIT Maryland’s condensed consolidated financial statements) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT Maryland’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the nine and three months ended July 31, 2021, the outstanding stock options increased the average dilutive shares outstanding by approximately 2,000 and 4,000 shares, respectively, with no impact on earnings per share. For the nine months ended July 31, 2020, the outstanding stock options increased the average dilutive shares outstanding by approximately 3,000 shares with a $0.01 impact on earnings per share. For the three months ended July 31, 2020, the outstanding

Index

stock options were anti-dilutive with no impact on loss per share. There were approximately 268,000 anti-dilutive shares for both the nine and three months ended July 31, 2021. There were approximately 268,000 and 311,000 anti-dilutive shares for the nine and three months ended July 31, 2020, respectively. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan.

Note 4 – Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT Maryland is accounting for the Damascus Centre, LLC (“Damascus Centre”), FREIT Regency, LLC (“Regency”), Wayne PSC, LLC (“Wayne PSC”) and Station Place on Monmouth (“Station Place”) interest rate swaps and the Grande Rotunda, LLC (“Grande Rotunda”) interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income. For the nine and three months ended July 31, 2021, FREIT Maryland recorded an unrealized gain of approximately $1,441,000 and unrealized loss of $234,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these cash flow hedges during such period. For the nine and three months ended July 31, 2020, FREIT Maryland recorded an unrealized loss of approximately $3,644,000 and $272,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these cash flow hedges during such period. As of July 31, 2021, there was a liability of approximately $391,000 for the Damascus Centre swaps, $802,000 for the Wayne PSC swap, $1,030,000 for the Regency swap, $1,260,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap. As of October 31, 2020, FREIT Maryland recorded a liability of approximately $610,000 for the Damascus Centre swaps, $1,260,000 for the Wayne PSC swap, $1,385,000 for the Regency swap, $1,669,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Investment in tenancy-in-common:

On February 28, 2020, FREIT Maryland reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT Maryland owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT Maryland consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT Maryland reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT Maryland ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT Maryland’s investment in the TIC is accounted for under the equity method of accounting. While FREIT Maryland’s effective ownership percentage interest in the Pierre Towers property remained unchanged after the reorganization to a TIC, FREIT Maryland no longer had a controlling interest as the TIC was now under joint control. Since FREIT Maryland retained a noncontrolling financial interest in the TIC, and the deconsolidation of the subsidiary (as of February 28, 2020) was not the result of a nonreciprocal transfer to owners, FREIT Maryland recognized a gain in the amount of approximately $27.7 million in the accompanying condensed consolidated statements of operations for the nine months ended July 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities.

FREIT Maryland’s investment in the TIC was approximately $19.4 million and $20.1 million at July 31, 2021 and October 31, 2020, respectively. For the nine and three months ended July 31, 2021, FREIT Maryland recognized a loss on investment in TIC of approximately $245,000 and $100,000, respectively, in the accompanying condensed consolidated statements of operations. For the nine and three months ended July 31, 2020, FREIT Maryland recognized a loss on investment in TIC of approximately $96,000 and $78,000, respectively, in the accompanying condensed consolidated statements of operations.

Hekemian & Co., Inc. (“Hekemian”) currently manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian dated as of February 28, 2020, which expires on February 28, 2022, and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $280,000 and $93,000 for the nine and three months ended July 31, 2021, respectively, and $150,000 for the period from February 28, 2020 through July 31, 2020 and $88,000 for the three months ended July 31, 2020. The Pierre Towers property also uses the resources of the Hekemian insurance department to secure various insurance coverages for its property. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $47,000 and $37,000 for the nine and three months ended July 31, 2021, respectively, and $22,000 for both the period from February 28, 2020 through July 31, 2020 and for the three months ended July 31, 2020.

Index

The following table summarizes the balance sheets of the Pierre Towers property as of July 31, 2021 and October 31, 2020, accounted for by the equity method:

	July 31,	October 31,
	2021	2020
	(In Thousands of Dollars)

Real estate, net	$78,533	$80,041
Cash and cash equivalents	911	754
Tenants' security accounts	494	523
Receivables and other assets	545	468
Total assets	$80,483	$81,786

Mortgages payable, net of unamortized debt issuance costs	$49,757	$49,956
Accounts payable and accrued expenses	241	314
Tenants' security deposits	495	535
Deferred revenue	93	56
Equity	29,897	30,925
Total liabilities & equity	$80,483	$81,786

FREIT's investment in TIC (65% interest)	$19,433	$20,101

The following table summarizes the statements of operations of the Pierre Towers property for the nine and three months ended July 31, 2021, for the period from February 28, 2020 through July 31, 2020 and for the three months ended July 31, 2020, accounted for by the equity method:

		For the period from
	Nine Months Ended	February 28, 2020	Three Months Ended	Three Months Ended
	July 31, 2021	through July 31, 2020	July 31, 2021	July 31, 2020
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$5,674	$3,106	$1,900	$1,864
Operating expenses	3,225	1,689	1,111	1,046
Depreciation	1,623	895	542	537
Operating income	826	522	247	281

Interest expense including amortization of deferred financing costs	1,203	669	401	401

Net loss	$(377)	$(147)	$(154)	$(120)

FREIT's loss on investment in TIC (65% interest)	$(245)	$(96)	$(100)	$(78)

Note 6 – Termination of Purchase and Sale Agreement:

On January 14, 2020, FREIT Maryland and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), provided for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

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

Index

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

The Sellers believe that the allegations set forth in the Complaint and Answer filed by the Purchaser and in the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. As of the quarter ended July 31, 2021, the $15 million deposit has not been included in income in the accompanying condensed consolidated statements of operations.

For the nine and three months ended July 31, 2020, the Special Committee of the Board (“Special Committee”) incurred on behalf of the Company third party transaction costs for advisory, legal and other expenses primarily related to the Purchase and Sale Agreement and the Plan of Liquidation discussed in Note 7 in the amount of approximately $4,606,000 and $87,000, respectively, compared to $0 and $0, respectively, for the nine and three months ended July 31, 2021. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement and on May 7, 2020 the Board approved the elimination of the Special Committee. No further transaction costs were incurred thereafter. Legal costs attributed to the legal proceedings between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $1,842,000 and $733,000 for the nine and three months ended July 31, 2021, respectively, and $601,000 and $601,000, for the nine and three months ended July 31, 2020, respectively, and are included in operating expenses on the condensed consolidated statements of operations.

Index

Note 7 – Termination of Plan of Liquidation:

On January 14, 2020, the Trust’s Board adopted a Plan of Voluntary Liquidation with respect to the Trust (the “Plan of Liquidation”), which provided for the voluntary dissolution, termination and liquidation of the Trust by the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets in accordance with the terms and conditions of the Plan of Liquidation and the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder. The Plan of Liquidation provided that it would become effective upon (i) approval by a majority of the votes cast by Trust’s shareholders present in person or represented by proxy at a duly called meeting of the Trust’s shareholders at which a quorum is present and (ii) the consummation of the transactions contemplated by the Purchase and Sale Agreement.

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

Note 8 – Management agreement, fees and transactions with related party:

Hekemian currently manages all the properties owned by FREIT Maryland and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. The management agreement between FREIT Maryland and Hekemian dated as of November 1, 2001 (“Management Agreement”) has been renewed and will expire on October 31, 2023. The Management Agreement is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,587,000 and $1,682,000 for the nine months ended July 31, 2021 and 2020, respectively, and $525,000 and $484,000 for the three months ended July 31, 2021 and 2020, respectively. In addition, the management agreement provides for the payment to Hekemian of leasing commissions, as well as the reimbursement of operating expenses incurred on behalf of FREIT Maryland. Such commissions and reimbursements amounted to approximately $385,000 and $835,000 for the nine months ended July 31, 2021 and 2020, respectively, and $130,000 and $131,000 for the three months ended July 31, 2021 and 2020, respectively. FREIT Maryland also uses the resources of the Hekemian insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $181,000 and $152,000 for the nine months ended July 31, 2021 and 2020, respectively, and $110,000 and $96,000 for the three months ended July 31, 2021 and 2020, respectively.

From time to time, FREIT Maryland engages Hekemian, or certain affiliates of Hekemian, to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT Maryland. Separate fee arrangements are negotiated between Hekemian and FREIT Maryland with respect to such additional services. Such fees incurred for the nine and three months ended July 31, 2021 were approximately $236,500 and $0, respectively. Fees incurred during Fiscal 2021 related to commissions to Hekemian for the following: $150,000 for the extension of the Grande Rotunda, LLC loan; $54,000 for the extension and modification of the WestFREIT, Corp. loan; $32,500 for the renewal of FREIT Maryland’s line of credit. There were no such fees incurred for the nine and three months ended July 31, 2020.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of the Trust, is the President and Chief Operating Officer of Hekemian. David B. Hekemian, a Director of the Trust, is the Principal/Broker – Salesperson and Director of Commercial Brokerage of Hekemian. Robert S. Hekemian, the former Chairman and Chief Executive Officer of the Trust, served as a consultant to the Trust and Chairman of the Board and Chief Executive Officer of Hekemian prior to his death in December 2019. Allan Tubin, Chief Financial Officer and Treasurer of the Trust, is the Chief Financial Officer of Hekemian.

Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT Maryland for the nine months ended July 31, 2021 and 2020 was approximately $0 and $21,000, respectively, for Robert S. Hekemian, $350,000 and $322,000, respectively, for Robert S. Hekemian, Jr., $23,000 and $20,000, respectively, for Allan Tubin and $42,000 and $40,000, respectively, for David Hekemian. Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT Maryland for the three months ended July 31, 2021 and 2020 was approximately $0 and $0, respectively, for Robert S. Hekemian, $118,000 and $86,000, respectively, for Robert S. Hekemian, Jr., $8,000 and $5,000, respectively, for Allan Tubin and $15,000 and $9,000, respectively, for David Hekemian (See Note 14 to FREIT Maryland’s condensed consolidated financial statements). Such costs are included within operating expenses on the accompanying condensed consolidated statements of operations.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Director on April 5, 2018, FREIT Maryland entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to the Trust through December 2019. The Consulting Agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to the Trust and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. FREIT Maryland paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of shares on a quarterly basis (i.e. in quarterly

Index

installments of $15,000). The number of shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For the nine and three months ended July 31, 2021, there were no consulting fee expenses for Robert S. Hekemian. For the nine and three months ended July 31, 2020, consulting fee expense for Robert S. Hekemian was approximately $8,000 and $0, respectively.

The equity owners of Rotunda 100, LLC (“Rotunda 100”), which owns a 40% minority equity interest in Grande Rotunda, are principally employees of Hekemian. To incentivize the employees of Hekemian, FREIT Maryland advanced, only to employees of Hekemian, up to 50% of the amount of the equity contributions that the Hekemian employees were required to invest in Rotunda 100. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian employees’ interests in Rotunda 100 and are full recourse loans. On December 7, 2017, the Board approved a further extension of the previously amended maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda to its members as a result of a refinancing or sale of Grande Rotunda or the Rotunda property.

The aggregate outstanding principal balance of the Rotunda 100 notes was $4,000,000 at both July 31, 2021 and October 31, 2020. The accrued but unpaid interest related to these notes as of July 31, 2021 and October 31, 2020 amounted to approximately $1,268,000 and $1,194,000, respectively, and is included in secured loans receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda (FREIT Maryland with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of July 31, 2021 and October 31, 2020, Rotunda 100 has funded Grande Rotunda with approximately $3.2 million and $5.9 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Note 9 – Mortgage financings and line of credit:

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 6 to FREIT Maryland’s condensed consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT Maryland receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of July 31, 2021, $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%.

On April 3, 2019, WestFREIT Corp. (owned 100% by FREIT Maryland) exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. As of July 31, 2021, approximately $21.3 million of this loan was outstanding and the interest rate was approximately 2.68%.

On February 7, 2018, Grande Rotunda refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options of Grande Rotunda to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda

Index

had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, which matured on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. If the second loan extension option is exercised, principal payments in the amount of $750,000 will be required upon exercise of the second loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At July 31, 2021, the total amount outstanding on this loan was approximately $117 million and the interest rate was approximately 2.95%.

FREIT Maryland’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT Maryland’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of July 31, 2021 and October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit.

The lis pendens filed in connection with the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT Maryland’s ability to refinance certain of its residential properties. (See Note 6 to FREIT Maryland’s condensed consolidated financial statements for additional details.)

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000 which will become due at the maturity of the loans. As of July 31, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid. There will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the condensed consolidated balance sheets as of July 31, 2021 and October 31, 2020.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT Maryland’s long-term debt at July 31, 2021 and October 31, 2020:

($ in Millions)	July 31, 2021	October 31, 2020

Fair Value	$304.2	$311.4

Carrying Value, Net	$301.2	$305.4

Fair values are estimated based on market interest rates at July 31, 2021 and October 31, 2020 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 – Segment information:

FREIT Maryland has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of eight (8) properties and the residential segment is comprised of seven (7) properties, excluding the Pierre Towers property which was converted into a TIC and deconsolidated from FREIT Maryland’s operating results as of February 28, 2020 (See Note 5 to FREIT Maryland’s condensed consolidated financial statements for further details).

The accounting policies of the segments are the same as those described in Note 1 in FREIT Maryland’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT Maryland's commercial segment, residential segment and corporate/other is comprised of FREIT Maryland’s Board.

FREIT Maryland, through its chief operating and decision making group, assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes: deferred rents (straight lining), depreciation, financing costs and other items. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the nine and three month periods ended July 31, 2021 and 2020. Asset information is not reported since FREIT Maryland does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$18,299	$19,638	$5,885	$6,090
Residential	20,026	22,005	6,669	6,393
Total real estate rental revenue	38,325	41,643	12,554	12,483

Real estate operating expenses:
Commercial	8,346	8,810	2,535	2,914
Residential	8,232	8,997	2,842	2,649
Total real estate operating expenses	16,578	17,807	5,377	5,563

Net operating income:
Commercial	9,953	10,828	3,350	3,176
Residential	11,794	13,008	3,827	3,744
Total net operating income	$21,747	$23,836	$7,177	$6,920

Recurring capital improvements - residential	$(438)	$(353)	$(258)	$(127)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$21,747	$23,836	$7,177	$6,920
Deferred rents - straight lining	(225)	(213)	(12)	(334)
Investment income	88	174	29	38
General and administrative expenses	(4,143)	(3,061)	(1,413)	(1,233)
Third party transaction costs	-	(4,606)	-	(87)
Gain on deconsolidation of subsidiary	-	27,680	-	-
Loss on investment in tenancy-in-common	(245)	(96)	(100)	(78)
Depreciation	(6,948)	(7,887)	(2,315)	(2,425)
Financing costs	(9,242)	(11,032)	(3,050)	(3,121)
Net income (loss)	1,032	24,795	316	(320)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(256)	(18)	(107)	139
Net income (loss) attributable to common equity	$776	$24,777	$209	$(181)

Note 12 – Income taxes:

FREIT Maryland has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute 100% of its ordinary taxable income to its shareholders as dividends for the fiscal year ending October 31, 2021. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT Maryland’s condensed consolidated financial statements.

There was no ordinary taxable income for the fiscal year ending October 31, 2020 and no dividends were made/declared for Fiscal 2020. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT Maryland’s condensed consolidated financial statements.

As of July 31, 2021, FREIT Maryland had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2018 remain open to examination by the major taxing jurisdictions.

Note 13 – Equity incentive plan:

On September 4, 2014, the Board approved the grant of an aggregate of 246,000 non-qualified share options under FREIT Maryland’s Equity Incentive Plan (“the Plan”) to certain FREIT Maryland executive officers, the members of the Board and certain employees of Hekemian. The options have an exercise price of $18.45 per share, fully vested on September 3, 2019 and will expire 10 years from the date of grant, which will be September 3, 2024.

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

As of July 31, 2021, 442,060 shares are available for issuance under the Plan. As a result of the Reincorporation of FREIT with and into FREIT Maryland as discussed in Note 1 to the condensed consolidated financial statements, there was no impact to the Plan or options previously granted.

The following table summarizes stock option activity for the nine month periods ended July 31, 2021 and 2020:

	Nine Months Ended July 31, 2021		Nine Months Ended July 31, 2020
	No. of Options	Exercise	No. of Options	Exercise
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	310,740	$18.35	310,740	$18.35
Options granted during period	-	-	-	-
Options forfeited/cancelled during period	-	-	-	-
Options outstanding at end of period	310,740	$18.35	310,740	$18.35
Options vested and expected to vest	308,310		308,310
Options exercisable at end of period	284,940		268,740

For the nine month periods ended July 31, 2021 and 2020, compensation expense related to stock options vested amounted to approximately $35,000 and $35,000, respectively. For the three month periods ended July 31, 2021 and 2020, compensation expense related to stock options vested amounted to approximately $11,000 and $11,000, respectively. At July 31, 2021, there was approximately $36,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 1.5 years.

The aggregate intrinsic value of options vested and expected to vest and options exercisable at July 31, 2021 was approximately $90,000 and $53,000, respectively.

Note 14 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Maryland Deferred Fee Plan for its executive officers and directors, one of which provides for the issuance of share units payable in FREIT Maryland shares in respect of (i) deferred amounts of all director fees on a prospective basis; (ii) interest on director fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT Maryland shares on the date as set forth in the Deferred Fee Plan.

All fees payable to directors for the nine and three-month periods ended July 31, 2021 and 2020 were deferred under the Deferred Fee Plan except for fees payable to one director, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the nine-month periods ended July 31, 2021 and 2020, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $356,000 and $444,400, respectively, which have been paid through the issuance of 20,328 and 23,302 vested FREIT Maryland share units, respectively, based on the closing price of FREIT Maryland shares on the dates as set forth in the Deferred Fee Plan.

For the nine-month periods ended July 31, 2021 and 2020, FREIT Maryland has charged as expense approximately $332,000 and $444,400, respectively, representing deferred director fees and interest, and the balance of approximately $24,000 and $0, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 will be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the Participant. As of July 31, 2021 and October 31, 2020, approximately $1,454,000 and $1,542,000, respectively, of fees has been deferred together with accrued interest of approximately $1,021,000 and $1,091,000, respectively.

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

Index

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of July 31, 2021, is as follows:

Year Ending October 31,	Amount
2021*	$17,294
2022	15,985
2023	13,674
2024	11,229
2025	9,077
Thereafter	27,749
Total	$95,008

*Amount represents full fiscal year

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the nine and three-month periods ended July 31, 2021 and 2020 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – COVID-19 Pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Beginning in March 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. These orders have continued to evolve resulting in a full or partial lifting of these restrictions at various points over the past year. Vaccinations for the COVID-19 virus have been widely distributed among the general U.S. population which has resulted in loosened restrictions previously mandated on our tenants identified as nonessential. However, the potential emergence of vaccine-resistant variants of COVID-19 could trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements.

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

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties have continued to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been adversely affected by the previously mandated shutdowns and the continued lingering impact to consumer sentiment and preferences for safety amid the reemergence of other variants. During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT Maryland affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT Maryland of approximately $140,000). Until the space is re-leased at each of these properties, FREIT Maryland’s operating results will be adversely impacted from the loss of base rent and additional rent of approximately $0.4 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million) on an annualized basis. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the nine and three months ended July 31, 2021, rental revenue deemed uncollectible of approximately $1.2 million and $0.3 million (with a consolidated impact to FREIT Maryland of approximately $0.7 million and $0.1 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. As of July 31, 2021, FREIT Maryland has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. For the nine and three months ended July 31, 2021, on a case by case basis, FREIT Maryland has offered some commercial tenants rent abatements over a specified time period totaling approximately $135,000 and $34,000 (with a consolidated impact to FREIT Maryland of

Index

approximately $91,000 and $20,000), respectively. FREIT Maryland has not offered any significant new deferrals of rent over a specified time period during the nine and three months ended July 31, 2021. FREIT Maryland currently remains in active discussions and negotiations with these impacted retail tenants.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of July 31, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the condensed consolidated balance sheets as of July 31, 2021 and October 31, 2020. (See Note 9 to FREIT Maryland’s condensed consolidated financial statements for additional details).

For the nine months ended July 31, 2021, we have experienced a positive cash flow from operations with cash provided by operations of approximately $10.2 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of July 31, 2021 of approximately $36.4 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

Index

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Identifying Important Factors That Could Cause First Real Estate Investment Trust of New Jersey, Inc.’s (“FREIT Maryland”) Actual Results to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the unaudited condensed consolidated financial statements of FREIT Maryland (including related notes thereto) appearing elsewhere in this Form 10-Q, and the consolidated financial statements included in FREIT’s most recently filed Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT Maryland’s current expectations and are based on estimates, projections, beliefs, data, methods and assumptions of management of FREIT Maryland at the time of such statements regarding future results of operations, economic performance, financial condition and achievements of FREIT Maryland, and do not relate strictly to historical or current facts. These forward-looking statements are identified through the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning. Forward-looking statements involve risks and uncertainties in predicting future results and conditions.

Although FREIT Maryland believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT Maryland’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT Maryland’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and on-going negative effects of the COVID-19 pandemic on our properties and tenants, and generally on real estate assets and the real estate markets in which we operate, and the global, U.S. and local economies. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

OVERVIEW

FREIT Maryland is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT Maryland owns a portfolio of residential apartment and commercial properties. FREIT Maryland’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties and additional rent in the form of expense reimbursements derived from operating commercial properties. FREIT Maryland’s properties are primarily located in northern New Jersey, Maryland and New York.

COVID-19 Pandemic: The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Beginning in March 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shutdown orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. These orders have continued to evolve resulting in a full or partial lifting of these restrictions at various points over the past year. Vaccinations for the COVID-19 virus have been widely distributed among the general U.S. population which has resulted in loosened restrictions previously mandated on our tenants identified as nonessential. However, the potential emergence of vaccine-resistant variants of COVID-19 could trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements.

As the impact of the pandemic has been evolving, it continues to cause uncertainty and volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which was the highest recorded rate since the Great Depression. Since April 2020, the U.S unemployment rate has declined to 5.4% as of July 2021, as many businesses continue to reopen and rehire employees following many of the COVID-19 mandated shutdown orders. However, the jobless rate remains well above the pre-pandemic levels of about 3.5%. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets. These and other adverse conditions that may unfold in the future are expected to

Index

continue until such time as government shutdown orders are fully lifted, and business operations and commercial activity can fully resume. The lifting of all government shutdown orders cannot be predicted with any certainty. Further, even after such orders are fully lifted, the resumption of business operations and commercial activity will depend on several factors, including prevailing sentiments among workers and consumers regarding the safety of resuming public activity, and cannot be predicted with any certainty.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continued to generate cash flow. The average annual occupancy rate for the residential properties (including the Pierre TIC) has increased from approximately 93.5% and 93.3%, respectively, for the nine and three months ended July 31, 2020 to approximately 95.6% and 95.3%, respectively, for the nine and three months ended July 31, 2021. The tenants at these properties, for the most part, continue to pay their rent.

At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been adversely affected by the previously mandated shutdowns and the continued lingering impact to consumer sentiment and preferences for safety amid the reemergence of other variants. While the overall average cash realization of monthly billings as compared to monthly cash collections for the commercial properties for the nine months ended July 31, 2021 has resumed to pre-pandemic levels, the average annual occupancy rate has declined from approximately 80.3% and 79.1%, respectively, for the nine and three months ended July 31, 2020 to approximately 76.4% and 76%, respectively, for the nine and three months ended July 31, 2021. During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT Maryland affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT Maryland of approximately $140,000). Until the space is re-leased at each of these properties, FREIT Maryland’s operating results will be adversely impacted from the loss of base rent and additional rent of approximately $0.4 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million) on an annualized basis. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the nine and three months ended July 31, 2021, rental revenue deemed uncollectible of approximately $1.2 million and $0.3 million (with a consolidated impact to FREIT Maryland of approximately $0.7 million and $0.1 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. As of July 31, 2021, FREIT Maryland has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. For the nine and three months ended July 31, 2021, on a case by case basis, FREIT Maryland has offered some commercial tenants rent abatements over a specified time period totaling approximately $135,000 and $34,000 (with a consolidated impact to FREIT Maryland of approximately $91,000 and $20,000), respectively. FREIT Maryland has not offered any significant new deferrals of rent over a specified time period during the nine and three months ended July 31, 2021. FREIT Maryland currently remains in active discussions and negotiations with these impacted retail tenants.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of July 31, 2021 and October 31, 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the condensed consolidated balance sheets as of July 31, 2021 and October 31, 2020. (See Note 9 to FREIT Maryland’s condensed consolidated financial statements for additional details).

For the nine months ended July 31, 2021, we have experienced a positive cash flow from operations with cash provided by operations of approximately $10.2 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of July 31, 2021 of approximately $36.4 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-Q.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. However, we believe the actions we have taken and continue to take will help minimize interruptions to our operations and will put us in the best position to participate in the economic recovery as the recovery occurs. FREIT Maryland will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel. (See Note 16 to FREIT Maryland’s condensed consolidated financial statements for further details.)

Residential Properties: While our residential properties continue to generate positive cash flow, the impact COVID-19 may have on these properties over the next year is uncertain and will depend on the duration of the pandemic and the reopening of the economy.

Index

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT Maryland’s retail tenants, which could have an adverse impact on FREIT Maryland. As restrictions continue to evolve, the impact COVID-19 may have on the operating and financial performance of our commercial properties over the next year is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants, the magnitude and duration of the pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs, including rent and the continued rollout of the vaccinations to the population.

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

Reincorporation:

On July 1, 2021, First Real Estate Investment Trust of New Jersey (“FREIT”) completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”) which was approved by its shareholders at the annual meeting of shareholders held on May 6, 2021. The Reincorporation changes the law applicable to FREIT’s affairs from New Jersey law to Maryland law and was accomplished by the merger of FREIT with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of FREIT has ceased and FREIT Maryland has succeeded to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT have received one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of shareholders required and all treasury stock held by FREIT was retired.

FREIT Maryland is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and its stock is traded on the over-the counter market under the trading symbol FREVS. (See Note 1 to FREIT Maryland’s condensed consolidated financial statements for further details.)

Debt Financing Availability: Financing has been available to FREIT Maryland and its affiliates. The lis pendens filed in connection with the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT Maryland’s ability to refinance certain of its residential properties. In accordance with certain loan agreements, FREIT Maryland may be required to meet or maintain certain financial covenants throughout the term of the loan.

Operating Cash Flow: FREIT Maryland expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, have been applied consistently as of July 31, 2021, and for the nine and three months ended July 31, 2021 and 2020. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

Revenue Recognition: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Straight-line rents receivable represent unbilled rents to the extent straight-line rents exceed current rents billed in accordance with lease agreements. Before FREIT Maryland can recognize revenue, it is required to assess, among other things, its collectability.

Index

Valuation of Long-Lived Assets: FREIT Maryland assesses the carrying value of long-lived assets periodically, or whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recoverable. When FREIT Maryland determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flow method determined by FREIT Maryland's management. While FREIT Maryland believes that our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

Real Estate Development Costs: It is FREIT Maryland’s policy to capitalize pre-development costs, which generally include legal and professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT Maryland ceases capitalization of these costs when the project or portion thereof becomes operational, or when construction has been postponed. In the event of postponement, capitalization of these costs will recommence once construction on the project resumes.

See Note 2 to the condensed consolidated financial statements for recently issued accounting standards.

RESULTS OF OPERATIONS

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the nine and three months ended July 31, 2021 and 2020:

NET INCOME (LOSS) COMPONENTS	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2021	2020	Change	2021	2020	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$ 9,728	$ 10,615	$ (887)	$ 3,338	$ 2,842	$ 496
Residential properties	11,794	13,008	(1,214)	3,827	3,744	83
Total income from real estate operations	21,522	23,623	(2,101)	7,165	6,586	579

Financing costs:
Fixed rate mortgages	(4,348)	(5,773)	1,425	(1,445)	(1,718)	273
Floating rate mortgages	(3,873)	(4,190)	317	(1,292)	(1,092)	(200)
Other - Corporate interest	(183)	(270)	87	(43)	(60)	17
Mortgage cost amortization	(838)	(799)	(39)	(270)	(251)	(19)
Total financing costs	(9,242)	(11,032)	1,790	(3,050)	(3,121)	71

Investment income	88	174	(86)	29	38	(9)

General & administrative expenses:
Accounting fees	(374)	(507)	133	(110)	(181)	71
Legal and professional fees	(1,929)	(676)	(1,253)	(752)	(641)	(111)
Directors and consultant fees	(710)	(1,032)	322	(245)	(318)	73
Stock option expense	(35)	(35)	-	(11)	(11)	-
Corporate expenses	(1,095)	(811)	(284)	(295)	(82)	(213)
Total general & administrative expenses	(4,143)	(3,061)	(1,082)	(1,413)	(1,233)	(180)

Third party transaction costs	-	(4,606)	4,606	-	(87)	87
Depreciation	(6,948)	(7,887)	939	(2,315)	(2,425)	110
Loss on investment in tenancy-in-common	(245)	(96)	(149)	(100)	(78)	(22)
Adjusted net income (loss)	1,032	(2,885)	3,917	316	(320)	636
Gain on deconsolidation of subsidiary	-	27,680	(27,680)	-	-	-
Net income (loss)	1,032	24,795	(23,763)	316	(320)	636

Net (income) loss attributable to noncontrolling interests in subsidiaries	(256)	(18)	(238)	(107)	139	(246)

Net income (loss) attributable to common equity	$ 776	$ 24,777	$ (24,001)	$ 209	$ (181)	$ 390

The condensed consolidated results of operations for the nine months ended July 31, 2021 (“Current Nine Months”) and for the three months ended July 31, 2021 (“Current Quarter”) are not necessarily indicative of the results to be expected for the full year or any other period. The table above includes income from real estate operations which is a non-GAAP financial measure and is not a measure of operating results or cash flow as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs.

Real estate revenue for the Current Nine Months decreased 8.0% to $38,100,000, compared to $41,430,000 for the nine months ended July 31, 2020 (“Prior Year’s Nine Months”). Real estate revenue for the Current Quarter increased 3.2% to $12,542,000, compared to $12,149,000 for the three months ended July 31, 2020 (“Prior Year’s Quarter”).

The decline in revenue for the Current Nine Months was primarily attributable to the following: (a) a decline in revenue of approximately $2.7 million resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a tenancy-in-common form of ownership (“TIC”) as of February 28, 2020;

Index

(b) a reversal of rental revenue in the amount of approximately $1.2 million in the Current Year’s Nine Months deemed uncollectible and attributable to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; (c) a decline in revenue from the commercial segment of approximately $0.2 million, (net of lease termination payments received from PetValu in the amount of approximately $0.3 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatre at the Rotunda retail property), primarily driven by a decline in the average occupancy rate to 76.4% from 80.3% in the Prior Year’s Nine Months; offset by (d) an increase in revenue from the residential segment of approximately $0.7 million primarily driven by an increase in the average occupancy rate to 96.0% from 93.8% in the Prior Year’s Nine Months and an increase in base rents across most properties.

The increase in revenue for the Current Quarter was primarily attributable to the following: (a) an increase in revenue of approximately $0.5 million resulting from the write-off in the Prior Year’s Quarter of the straight-line rent receivable and uncollectible revenue for the Cobb Theatre at the Rotunda retail property due to the lease being rejected in the bankruptcy court proceedings; (b) an increase in revenue from the residential segment of approximately $0.3 million primarily driven by an increase in the average occupancy rate to 95.5% from 93.5% in the Prior Year’s Quarter and an increase in base rents across most properties; offset by (c) a reversal of rental revenue in the amount of approximately $0.3 million in the Current Year’s Quarter deemed uncollectible and attributable to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; and (d) a decrease in revenue in the commercial segment of approximately $0.1 million resulting from the decline in the average occupancy rate to 76.0% from 79.1% in the Prior Year’s Quarter.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Nine Months and Current Quarter was net income of $776,000 ($0.11 per share basic and diluted) and $209,000 ($0.03 per share basic and diluted), compared to $24,777,000 ($3.55 per share basic and $3.54 per share diluted) and net loss of $181,000 (($0.02) per share basic and diluted), for the Prior Year’s comparable periods, respectively.

Adjusted net income (loss) for the Current Nine Months and Current Quarter was net income of $1,032,000 ($0.15 per share basic and diluted) and $316,000 ($0.05 per share basic and diluted), compared to net loss of $2,885,000 (($0.41) per share basic and diluted) and $320,000 (($0.05) per share basic and diluted), for the Prior Year’s comparable periods, respectively. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on deconsolidation of the Pierre Towers property in Fiscal 2020.

The increase in adjusted net income for the Current Nine Months was primarily driven by the following: (a) a decrease in third party transaction costs incurred in the Prior Year’s Nine Months of approximately $4.6 million; (b) a decrease in net financing costs of approximately $1.1 million (with a consolidated impact to FREIT Maryland of approximately $0.8 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT Maryland’s operating results of approximately $0.6 million in interest expense), primarily driven by a decline in interest rates on variable mortgage loans; (c) a decline in expense for the reserve of uncollectible rents for commercial tenants of approximately $0.7 million (with a consolidated impact to FREIT Maryland of approximately $0.5 million); (d) a decline in depreciation expense of approximately $0.5 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT Maryland’s operating results of approximately $0.5 million in depreciation expense), primarily driven by the tenant improvements written off in Fiscal 2020; offset by (e) an increase in general & administrative (“G&A”) expenses of approximately $1.1 million primarily driven by an increase in legal costs attributed to the legal proceedings between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC; (f) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.5 million (with a consolidated impact to FREIT Maryland of approximately $0.4 million); (g) a reduction in revenue, excluding the impact of the conversion of the Pierre Towers property to a TIC, in the amount of approximately $0.7 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million) as explained above; (h) a decrease in adjusted net income with an impact of approximately $0.4 million attributed to the Pierre Towers deconsolidation from FREIT Maryland’s operating results in the Prior Year’s Nine Months (with a consolidated impact to FREIT Maryland of approximately $0.3 million); and (i) an increase in repairs and maintenance expense of approximately $0.4 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT Maryland’s operating results of approximately $0.2 million in repairs and maintenance expense).

The increase in adjusted net income for the Current Quarter was primarily driven by the following: (a) an increase in revenue in the amount of approximately $0.4 million (with a consolidated impact to FREIT Maryland of approximately $0.3 million) as explained above; (b) a decrease in third party transaction costs incurred in the Prior Year’s Quarter of approximately $0.1 million; (c) a decrease in depreciation expense of approximately $0.1 million (with a consolidated impact to FREIT Maryland of approximately $0.1 million) primarily attributed to tenant improvements written off in Fiscal 2020; (d) a decline in expense for the reserve of uncollectible rents of approximately $0.3 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million); offset by (e) an increase in G&A expenses of approximately $0.2 million primarily driven by an increase in corporate expenses; and (f) an increase in repairs and maintenance expense of approximately $0.2 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million). (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT Maryland’s commercial and residential segments.)

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income (“NOI”) data for FREIT Maryland’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential						Combined
	Nine Months Ended				Nine Months Ended						Nine Months Ended
	July 31,		Increase (Decrease)		July 31,				Increase (Decrease)		July 31,
	2021	2020	$	%	2021		2020		$	%	2021	2020
	(In Thousands)				(In Thousands)						(In Thousands)
Rental income	$13,410	$14,919	$(1,509)	-10.1%	$19,686		$21,452		$(1,766)	-8.2%	$33,096	$36,371
Reimbursements	4,544	4,695	(151)	-3.2%	123		109		14	12.8%	4,667	4,804
Other	345	24	321	1337.5%	217		444		(227)	-51.1%	562	468
Total revenue	18,299	19,638	(1,339)	-6.8%	20,026		22,005		(1,979)	-9.0%	38,325	41,643
Operating expenses	8,346	8,810	(464)	-5.3%	8,232		8,997		(765)	-8.5%	16,578	17,807
Net operating income	$9,953	$10,828	$(875)	-8.1%	$11,794		$13,008		$(1,214)	-9.3%	21,747	23,836

Average Occupancy %	76.4%	80.3%		-3.9%	96.0%	*	93.8%	*		2.2%

			Reconciliation to condensed consolidated net income-common equity:
			Deferred rents - straight lining								(225)	(213)
			Investment income								88	174
			General and administrative expenses								(4,143)	(3,061)
			Third party transaction costs								-	(4,606)
			Gain on deconsolidation of subsidiary								-	27,680
			Loss on investment in tenancy-in-common								(245)	(96)
			Depreciation								(6,948)	(7,887)
			Financing costs								(9,242)	(11,032)
			Net income								1,032	24,795
			Net income attributable to noncontrolling interests in subsidiaries								(256)	(18)
			Net income attributable to common equity								$776	$24,777

	Commercial					Residential						Combined
	Three Months Ended					Three Months Ended						Three Months Ended
	July 31,			Increase (Decrease)		July 31,				Increase (Decrease)		July 31,
	2021		2020	$	%	2021		2020		$	%	2021	2020
	(In Thousands)					(In Thousands)						(In Thousands)
Rental income		$4,423	$4,732	$(309)	-6.5%	$6,545		$6,303		$242	3.8%	$10,968	$11,035
Reimbursements		1,425	1,349	76	5.6%	45		33		12	36.4%	1,470	1,382
Other		37	9	28	311.1%	79		57		22	38.6%	116	66
Total revenue		5,885	6,090	(205)	-3.4%	6,669		6,393		276	4.3%	12,554	12,483
Operating expenses		2,535	2,914	(379)	-13.0%	2,842		2,649		193	7.3%	5,377	5,563
Net operating income		$3,350	$3,176	$174	5.5%	$3,827		$3,744		$83	2.2%	7,177	6,920

Average Occupancy %		76.0%	79.1%		-3.1%	95.5%	*	93.5%	*		2.0%

				Reconciliation to condensed consolidated net income (loss)-common equity:
				Deferred rents - straight lining								(12)	(334)
				Investment income								29	38
				General and administrative expenses								(1,413)	(1,233)
				Third party transaction costs								-	(87)
				Loss on investment in tenancy-in-common								(100)	(78)
				Depreciation								(2,315)	(2,425)
				Financing costs								(3,050)	(3,121)
				Net income (loss)								316	(320)
				Net (income) loss attributable to noncontrolling interests in subsidiaries								(107)	139
				Net income (loss) attributable to common equity								$209	$(181)

	*	Average occupancy rate excludes the Pierre Towers property from all periods presented as the property was deconsolidated and converted to a TIC effective February 28, 2020.

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, financing costs and other items. FREIT Maryland assesses and measures segment operating results based on NOI.

Same Property NOI: FREIT Maryland considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT Maryland defines same property within both the commercial and residential segments to be those properties that FREIT Maryland has owned and operated for both the current and prior periods presented, excluding those properties that FREIT Maryland acquired, sold or redeveloped during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment but may still be in operation at less than full capacity, and/or any property that has been sold is not considered same property.

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by GAAP, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Index

COMMERCIAL SEGMENT

The commercial segment contains eight (8) separate properties. Seven of these properties are multi-tenanted retail or office centers, and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT Maryland from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land.

As indicated in the tables above under the caption Segment Information, total revenue from FREIT Maryland’s commercial segment for the Current Nine Months and Current Quarter decreased by 6.8% and 3.4%, respectively, and NOI decreased by 8.1% and increased by 5.5%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Nine Months and Current Quarter decreased by 3.9% and 3.1%, respectively, as compared to the Prior Year’s comparable periods.

The decline in revenue for the Current Nine Months was primarily attributable to the following: (a) a reversal of rental revenue in the amount of approximately $1 million (excluding the straight-line rent receivable write-off of approximately $0.2 million) deemed uncollectible and attributable to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; (b) a decline in revenue of approximately $0.3 million, (net of lease termination payments received from PetValu in the amount of approximately $0.3 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatre at the Rotunda retail property), primarily driven by a decline in the average occupancy rate; and (c) a decrease in revenue of approximately $0.1 million attributed to commercial rent abatements resulting from the COVID-19 pandemic. The decline in NOI for the Current Nine Months was primarily attributable to the following: (a) a decline in revenue of approximately $1.3 million as described above; (b) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.4 million; offset by (c) a decline in expense for the reserve of uncollectible rents of approximately $0.7 million.

The decline in revenue for the Current Quarter was primarily attributable to the following: (a) a reversal of rental revenue in the amount of approximately $0.3 million deemed uncollectible and attributable to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; offset by (b) an increase in revenue of approximately $0.1 million (excluding the straight-line rent receivable write-off of approximately $0.4 million) resulting from the write-off in the Prior Year’s Quarter of uncollectible revenue for the Cobb Theatre at the Rotunda retail property due to the lease being rejected in the bankruptcy court proceedings. The increase in NOI for the Current Quarter was primarily attributable to the following: (a) a decline in expense for the reserve of uncollectible rents of approximately $0.3 million; offset by (b) a decline in revenue of approximately $0.2 million as described above.

Same Property Operating Results: FREIT Maryland’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since all of FREIT Maryland’s commercial properties are considered same properties in the Current Nine Months and Current Quarter, refer to the preceding paragraph for discussion of changes in same property results.

Leasing: The following tables reflect leasing activity at FREIT Maryland’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	16	132,909	$12.60	$15.81	-20.3%	$-	$0.16

Non-comparable leases	4	6,631	$38.63	N/A	N/A	$2.40	$1.92

Total leasing activity	20	139,540

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	12	29,800	$33.15	$32.13	3.2%	$-	$0.32

Non-comparable leases	2	4,053	$23.72	N/A	N/A	$-	$1.34

Total leasing activity	14	33,853

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.
(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT Maryland affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT Maryland of approximately $140,000). Until the space is re-leased at each of these properties, FREIT Maryland’s operating results will be adversely impacted from the loss of base rent and additional rent of approximately $0.4 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million) on an annualized basis.

Index

Burlington, which does business as a retail tenant at the Westridge Square Shopping Center located in Frederick, Maryland, did not exercise its option to renew its lease which is set to expire on November 30, 2021. On May 4, 2021, Burlington amended its lease extending the term of the lease for a period of one (1) year and ninety (90) days commencing on December 1, 2021 and expiring on February 28, 2023 (“Fourth Extension Period”). The fixed rent during this Fourth Extension Period shall be reduced from $59,120 per month to $35,830 per month. Additionally, Burlington has the right to terminate the lease at any time prior to the last day of the Fourth Extension Period by providing at least twelve (12) months prior written notice of such termination (the “Termination Notice”). In the event that Burlington delivers the Termination Notice, the term of the lease shall automatically end on the last day of the twelfth (12th) full calendar month immediately following receipt of the Termination Notice.

On April 26, 2020, CB Theatre Experience, LLC filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. The CB Theatre Experience, LLC (known as “Cobb Theatre”) at the Rotunda retail property in Baltimore, Maryland has been closed since April 2020 due to the mandated shutdown related to the COVID-19 pandemic and on July 14, 2020 rejected its lease at this property as of June 30, 2020. Until this space is re-leased, FREIT Maryland’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $1.1 million (with a consolidated impact to FREIT Maryland of approximately $0.7 million) on an annualized basis. During the first quarter ended January 31, 2021, FREIT Maryland received a settlement payment from Cobb Theatre in the amount of approximately $0.2 million (with a consolidated impact to FREIT Maryland of approximately $0.1 million). The Company is currently exploring all possible options for the re-leasing of this space.

RESIDENTIAL SEGMENT

FREIT Maryland currently operates seven (7) multi-family apartment buildings or complexes totaling 1,171 apartment units. On February 28, 2020, FREIT Maryland reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a TIC. Prior to this reorganization, FREIT Maryland owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT Maryland consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT Maryland reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT Maryland ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT Maryland’s investment in the TIC is accounted for under the equity method of accounting. While FREIT Maryland’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT Maryland no longer has a controlling interest as the TIC is now under joint control. (See Note 5 to FREIT Maryland’s condensed consolidated financial statements for further details.)

As indicated in the tables above under the caption Segment Information, total revenue from FREIT Maryland’s residential segment for the Current Nine Months and Current Quarter decreased by 9% and increased by 4.3%, respectively, and NOI decreased by 9.3% and increased by 2.2%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Nine Months and Current Quarter increased by 2.2% and 2%, respectively, as compared to the Prior Year’s comparable periods.

The decline in revenue for the Current Nine Months was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $2.7 million; offset by (b) an increase in revenue of approximately $0.7 million driven by an increase in the average occupancy rate by approximately 2.2% over the Prior Year’s Nine Months and an increase in base rent across most properties. The decline in NOI for the Current Nine Months was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in NOI of approximately $1.3 million; (b) an increase in repairs and maintenance expense of approximately $0.3 million; and (c) an increase in operating expenses of approximately $0.2 million partially driven by an increase in snow removal costs due to a harsher winter in Fiscal 2021; offset by (d) an increase in revenue of approximately $0.7 million as explained above.

The increase in revenue for the Current Quarter was primarily attributable to an increase in the average occupancy rate by approximately 2% over the Prior Year’s Quarter and an increase in base rents across most properties. The increase in NOI for the Current Quarter was primarily attributable to the following: (a) an increase in revenue of approximately $0.3 million as explained above; offset by (b) an increase in repairs and maintenance expense of approximately $0.2 million.

Same Property Operating Results: FREIT Maryland’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Pierre Towers property was excluded from same property results for all periods presented because this property was deconsolidated and converted to a TIC as of February 28, 2020. Same property revenue for the Current Nine Months and Current Quarter increased by 3.5% and 4.3%, respectively, and same property NOI increased by 0.9% and 2.2%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Index

FREIT Maryland’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $1,971 and $1,886, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $277,000 and $264,000, respectively.

Capital expenditures: Since all of FREIT Maryland’s apartment communities, with the exception of the Boulders, Regency, Icon and Station Place properties, were constructed more than 25 years ago, FREIT Maryland tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. As a result of the COVID-19 global pandemic, only capital improvements deemed essential are being made at this time. Funds for these capital projects will be available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$4,348	$5,773	$1,445	$1,718
New	-	-	-	-
Variable rate mortgages:
1st Mortgages
Existing	3,873	4,190	1,292	1,092
New	-	-	-	-
Other	183	270	43	60
Total financing costs, gross	8,404	10,233	2,780	2,870
Amortization of mortgage costs	838	799	270	251
Total financing costs, net	$9,242	$11,032	$3,050	$3,121

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Nine Months decreased by approximately $1,790,000 or 16.2%, compared to the Prior Year’s Nine Months which is primarily attributable to the following: (a) a decline in interest on the variable mortgage loans for the Rotunda and WestFREIT properties of approximately $1,104,000 resulting from lower interest rates; and (b) the deconsolidation of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in net financing costs of approximately $645,000. Total financing costs for the Current Quarter decreased by approximately $71,000 or 2.3%, compared to the Prior Year’s Quarter which is primarily attributable to a decline in interest on the variable mortgage loans for the Rotunda and WestFREIT properties resulting from lower interest rates. (See Note 5 to FREIT Maryland’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expense for the Current Nine Months and Current Quarter was approximately $4,143,000 and $1,413,000, respectively, compared to $3,061,000 and $1,233,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are accounting/auditing fees, legal and professional fees, directors’ and consultant fees and corporate expenses. The increase in G&A costs for the Current Nine Months was primarily driven by the following: (a) an increase in legal costs of approximately $1,253,000 resulting from the legal proceedings between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC; (b) an increase in corporate expenses of approximately $284,000 primarily attributed to reincorporation expenses incurred in the Current Nine Months of approximately $475,000 to reincorporate in the state of Maryland offset by costs incurred in the Prior Year’s Nine Months for the formation and transfer of the Pierre subsidiary to a TIC of approximately $293,000; offset by (c) a decline in directors’ and consultant fees of approximately $322,000. The increase in G&A costs for the Current Quarter was primarily driven by an increase in corporate expenses attributed to the reincorporation of FREIT in the state of Maryland.

THIRD PARTY TRANSACTION COSTS

The Special Committee of the Board (“Special Committee”) incurred on behalf of the Company third party transaction costs for advisory, legal and other expenses primarily related to the Purchase and Sale Agreement and the Plan of Liquidation (See Notes 6 and 7 for additional details) in the amount of approximately $0 and $0, respectively, for the Current Nine Months and Current Quarter, compared to approximately $4,606,000 and $87,000, respectively, for the Prior Year’s comparable periods. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement (See

Index

Note 6 for details) and on May 7, 2020, the Board approved the elimination of the Special Committee. No further transaction costs were incurred thereafter.

DEPRECIATION

Depreciation expense for the Current Nine Months and Current Quarter was approximately $6,948,000 and $2,315,000, respectively, compared to $7,887,000 and $2,425,000, respectively, for the Prior Year’s comparable periods. The decline in depreciation expense for the Current Nine Months was primarily attributable to the following: (a) a decline in the amount of approximately $460,000 resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results as of February 28, 2020; and (b) the remainder of the decline is primarily related to tenant improvements written off in Fiscal 2020. The decline in depreciation expense for the Current Quarter was primarily attributable to tenant improvements written off in Fiscal 2020. (See Note 5 to FREIT Maryland’s condensed consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $10.2 million for the Current Nine Months compared to net cash provided by operating activities of approximately $0 for the Prior Year’s Nine Months. FREIT Maryland expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of July 31, 2021, FREIT Maryland had cash, cash equivalents and restricted cash totaling $39.2 million, compared to $39.5 million at October 31, 2020. The decrease in cash in the Current Nine Months is primarily attributable to approximately $10.2 million in net cash provided by operating activities offset by approximately $9.5 million in net cash used in financing activities and approximately $1.0 million in net cash used in investing activities including capital expenditures.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda (FREIT Maryland with a 60% ownership and Rotunda 100 with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda, LLC. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of July 31, 2021 and October 31, 2020, Rotunda 100 has funded Grande Rotunda with approximately $3.2 million and $5.9 million (including interest), respectively, which is included in “Due to affiliate” on the accompanying condensed consolidated balance sheets.

Credit Line: FREIT Maryland’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT Maryland’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of July 31, 2021 and October 31, 2020, there was no amount outstanding and $13 million was available under the line of credit.

As at July 31, 2021, FREIT Maryland’s aggregate outstanding mortgage debt was $302.8 million, which bears a weighted average interest rate of 3.56% and an average life of approximately 2.7 years. FREIT Maryland’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2021	2022	2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$0.0	$176.5 (A)	$34.8	$9.0	$13.9	$18.6	$0.0	$10.5	$26.0

(A) Includes the loan on the Rotunda property located in Baltimore, Maryland with a balloon payment in the amount of approximately $116 million due on February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option.

The following table shows the estimated fair value and net carrying value of FREIT Maryland’s long-term debt at July 31, 2021 and October 31, 2020:

($ in Millions)	July 31, 2021	October 31, 2020

Fair Value	$304.2	$311.4

Carrying Value, Net	$301.2	$305.4

Index

Fair values are estimated based on market interest rates at July 31, 2021 and October 31, 2020 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT Maryland expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent FREIT Maryland has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2021, a 1% interest rate increase would reduce the fair value of FREIT Maryland’s debt by $4.8 million, and a 1% decrease would increase the fair value by $5 million.

FREIT Maryland continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to shareholders.

On February 7, 2018, Grande Rotunda refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options of Grande Rotunda to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022, which may be extended further for an additional one-year term at Grande Rotunda’s option. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. If the second loan extension option is exercised, principal payments in the amount of $750,000 will be required upon exercise of the second loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At July 31, 2021, the total amount outstanding on this loan was approximately $117 million and the interest rate was approximately 2.95%.

On September 30, 2020, Westwood Hills refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 6 to FREIT Maryland’s condensed consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT Maryland receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of July 31, 2021, $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%.

On April 3, 2019, WestFREIT Corp. exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. As of July 31, 2021, approximately $21.3 million of this loan was outstanding and the interest rate was approximately 2.68%.

Interest rate swap contracts: To reduce interest rate volatility, FREIT Maryland uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the term of a certain loan. FREIT Maryland enters into these swap contracts with a counterparty that is usually a high-quality commercial bank. In essence, FREIT Maryland agrees to pay its counterparties a fixed rate of interest on a dollar amount of notional principal (which generally corresponds to FREIT Maryland’s mortgage debt) over a term equal to the term of the mortgage notes. FREIT Maryland’s counterparties, in return, agree to pay FREIT Maryland a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as the mortgage notes.

Index

FREIT Maryland has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT Maryland entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($18,457,000 at July 31, 2021) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($15,004,000 at July 31, 2021) for the Regency swap, a notional amount of approximately $25,800,000 ($22,520,000 at July 31, 2021) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($12,024,000 at July 31, 2021) for the Station Place swap.

Interest rate cap contract: To limit exposure on interest rate volatility, FREIT Maryland uses an interest rate cap contract to cap a floating interest rate at a set pre-determined rate. FREIT Maryland enters into cap contracts with a counterparty that is usually a high-quality commercial bank. In essence, so long as the floating interest rate is below the cap rate, FREIT Maryland agrees to pay its counterparties a variable rate of interest on a dollar amount of notional principal (which generally corresponds to FREIT Maryland’s mortgage debt). Once the floating interest rate rises above the cap rate, FREIT Maryland’s counterparties, in return, agree to pay FREIT Maryland a short-term rate of interest above the cap on that same notional amount.

FREIT Maryland has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda’s construction loan with a new loan from Aareal Capital Corporation, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. The cap contract was based on a notional amount of approximately $118,520,000 ($118,520,000 at July 31, 2021).

In accordance with ASU 2017-12, “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT Maryland marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT Maryland’s condensed consolidated statement of income; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT Maryland has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT Maryland wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT Maryland’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT Maryland’s fixed interest payments and FREIT Maryland elected early termination, FREIT Maryland would realize a gain on termination. At July 31, 2021, the swap contracts for Damascus Centre, Regency, Station Place and Wayne PSC were in the counterparties’ favor. If FREIT Maryland had terminated these contracts at that date it would have realized losses of approximately $0 for the Grande Rotunda cap, $391,000 for the Damascus Centre swaps, $1,030,000 for the Regency swap, $1,260,000 for the Station Place swap and $802,000 for the Wayne PSC swap, all of which have been included as a liability in FREIT Maryland’s condensed consolidated balance sheet as at July 31, 2021. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the nine and three months ended July 31, 2021, FREIT Maryland recorded an unrealized gain of approximately $1,441,000 and unrealized loss of $234,000, respectively, in the condensed consolidated statements of comprehensive income (loss). For the nine and three months ended July 31, 2020, FREIT Maryland recorded an unrealized loss of approximately $3,644,000 and $272,000, respectively, in the condensed consolidated statements of comprehensive income (loss).

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT Maryland reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

Dividend: After careful consideration of FREIT Maryland’s projected operating results and cash needs, the Board of Directors (“Board”) declared a third quarter dividend of $0.05 per share which will be paid on September 15, 2021 to shareholders of record on September 1, 2021. The Board will continue to evaluate the dividend on a quarterly basis.

Index

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FREIT Maryland does not include sources or distributions from equity/debt sources in its computation of FFO. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT Maryland modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of its decision making process. These adjustments to GAAP net income are straight-line rents and recurring capital improvements on FREIT Maryland’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT Maryland believes that AFFO is a superior measure of its operating performance. FREIT Maryland computes FFO and AFFO as follows:

	For the Nine Months Ended July 31,		For the Three Months Ended July 31,
	2021	2020	2021	2020
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$1,032	$24,795	$316	$(320)
Depreciation of consolidated properties	6,948	7,887	2,315	2,425
Amortization of deferred leasing costs	363	601	131	363
Distributions to non-controlling interests	(960)	(583)	(450)	-
Gain on deconsolidation of subsidiary	-	(27,680)	-	-
Adjustment to loss in investment in tenancy-in-common for depreciation	1,055	582	352	349
FFO	$8,438	$5,602	$2,664	$2,817

Per Share - Basic and Diluted	$1.20	$0.80	$0.38	$0.40

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$8,438	$5,602	$2,664	$2,817
Deferred rents (Straight lining)	225	213	12	334
Capital Improvements - Apartments	(438)	(353)	(258)	(127)
AFFO	$8,225	$5,462	$2,418	$3,024

Per Share - Basic and Diluted	$1.17	$0.78	$0.34	$0.43

Weighted Average Shares Outstanding:
Basic	7,016	6,989	7,022	6,998
Diluted	7,018	6,992	7,026	6,998

FFO and AFFO do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO and AFFO by certain other REITs may vary materially from that of FREIT Maryland, and therefore FREIT Maryland’s FFO and AFFO may not be directly comparable to those of other REITs.

INFLATION

Inflation can impact the financial performance of FREIT Maryland in various ways. FREIT Maryland’s commercial tenant leases normally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT Maryland. Apartment leases are normally for a one-year term, which may allow FREIT Maryland to seek increased rents as leases renew or when new tenants are obtained, subject to prevailing market conditions.

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Commercial Segment”, “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT Maryland’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT Maryland’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT Maryland’s management, including FREIT Maryland’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT Maryland’s disclosure controls and procedures are effective as of July 31, 2021. There has been no change in FREIT Maryland’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT Maryland’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in FREIT Maryland’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in FREIT Maryland’s reports filed under the Exchange Act is accumulated and communicated to management, including FREIT Maryland’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Index

Part II: Other Information

Item 1: Legal Proceedings

On January 14, 2020, FREIT Maryland and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), provided for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

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

The Sellers believe that the allegations set forth in the Complaint and Answer filed by the Purchaser and in the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. (See Note 6 to FREIT Maryland’s condensed consolidated financial statements for further details.)

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT Maryland’s quarterly report on Form 10-Q for the period ended July 31, 2021, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: September 14, 2021
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)