Form 10-K
period 2021-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2022-01-28
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share
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

The aggregate market value of the registrant’s shares of common stock held by non-affiliates was approximately $105 million. Computation is based on the closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2021, the last business day of the registrant’s most recently completed second quarter. As of January 28, 2022, the number of shares of common stock outstanding was 6,860,048.

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

First Real Estate Investment Trust of New Jersey (“FREIT”) is an equity real estate investment trust (“REIT”) which was organized in New Jersey in 1961. On July 1, 2021, FREIT completed the change of its form of organization from a New Jersey REIT to a Maryland corporation (the “Reincorporation”) which was approved by its stockholders at the annual meeting of stockholders held on May 6, 2021. The Reincorporation changes the law applicable to FREIT’s affairs from New Jersey law to Maryland law and was accomplished by the merger of FREIT with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of FREIT has ceased and FREIT Maryland has succeeded to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT have received one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of stockholders required and all treasury stock held by FREIT was retired.

FREIT Maryland is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and its stock is traded on the over-the counter market under the trading symbol FREVS. FREIT Maryland acquires, develops, constructs and holds real estate properties for long-term investment and not for resale. FREIT Maryland’s long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to its stockholders, and (iii) increase the overall value of FREIT Maryland’s portfolio. FREIT Maryland’s investments may take the form of wholly-owned fee interests, or if the circumstances warrant diversification of risk, ownership on a joint venture basis or as tenants-in-common with other parties, including employees and affiliates of Hekemian & Co., Inc. (“Hekemian & Co.”), FREIT Maryland’s managing agent (See “Management Agreement”). While our general investment policy is to hold and maintain properties for the long-term, we may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which we have determined or determine are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

FREIT Maryland Website: All of FREIT Maryland’s Securities and Exchange Commission filings for the past three years are available free of charge on FREIT Maryland’s website, which can be accessed at http://www.freitnj.com.

Fiscal Year 2021 Developments

(i)	FINANCING
(a)	Effective beginning on February 1, 2021, WestFREIT, Corp. (owned 100% by FREIT Maryland) entered into a loan extension and modification agreement with M&T Bank on its loan secured by the Westridge Square shopping center in Frederick, Maryland. This loan requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT, Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details.) On January 7, 2022, the property owned by WestFREIT, Corp. was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan.

(b)	FREIT Maryland’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT Maryland’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of October 31, 2021, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details.)
(c)	Effective February 6, 2021, Grande Rotunda, LLC (“Grande Rotunda”) exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At October 31, 2021, the total amount outstanding on this loan was approximately $116.5 million and the interest rate was approximately 2.93%. (See Note 5 to FREIT Maryland’s consolidated financial statements for further details.) On December 30, 2021, the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)
(b)	Financial Information about Segments

FREIT Maryland has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2021 is included in Note 13 “Segment Information” to FREIT Maryland’s consolidated financial statements.

(c)	Narrative Description of Business

FREIT Maryland was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT Maryland’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey, Maryland and New York. We also currently own approximately 7.37 acres of unimproved land in New Jersey. See Item 2, “Properties - Portfolio of Investments.”

FREIT Maryland elected to be taxed as a REIT under the Internal Revenue Code. FREIT Maryland operates in such a manner as to qualify for taxation as a REIT in order to take advantage of certain favorable tax aspects of the REIT structure. Generally, a REIT will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to its equity holders.

As an equity REIT, we generally acquire interests in income producing properties to be held as long-term investments. FREIT Maryland’s return on such investments is based on the income generated by such properties mainly in the form of rents.

From time to time, FREIT Maryland has sold, and may sell again in the future, certain of its properties in order to (i) obtain capital used or to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which FREIT Maryland has determined or determines are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

We do not hold any patents, registered trademarks, or licenses.

Portfolio of Real Estate Investments

At October 31, 2021, FREIT Maryland’s real estate holdings included (i) seven (7) multi-family apartment buildings or complexes containing a total of 1,171 apartment units, (ii) a 65% tenancy-in-common undivided interest in the Pierre Towers property (See Item 1 “Investment in tenancy in common” of this Annual Report for additional details), (iii) eight (8) commercial properties (retail and office) containing a total of approximately 1,280,000 square feet of leasable space, including one (1) one-acre parcel subject to a ground lease and (iv) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT Maryland and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT Maryland’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT Maryland’s business.

Investment in Subsidiaries

The consolidated financial statements (See Note 1 to the Consolidated Financial Statements included in this Form 10-K) include the accounts of the following subsidiaries of FREIT Maryland:

Westwood Hills, LLC (“Westwood Hills”): FREIT Maryland owns a 40% membership interest in Westwood Hills, which owns and operates a 210-unit residential apartment complex in Westwood, New Jersey.

Wayne PSC, LLC (“Wayne PSC”): FREIT Maryland owns a 40% membership interest in Wayne PSC, which owns a 322,000 square foot shopping center in Wayne, New Jersey.

Grande Rotunda, LLC: FREIT Maryland owns a 60% membership interest in Grande Rotunda, which owns a 295,000 square foot mixed use property (office and retail) and a 379-unit residential apartment complex in Baltimore, Maryland.

Damascus Centre, LLC: FREIT Maryland owns a 70% membership interest in Damascus Centre, LLC which owns a 144,000 square foot shopping center in Damascus, Maryland.

WestFREIT, Corp: FREIT Maryland owns 100% of the capital stock of WestFREIT, Corp., which owns Westridge Square, a 253,000 square foot shopping center in Frederick, Maryland.

FREIT Regency, LLC: FREIT Maryland owns a 100% membership interest in FREIT Regency, LLC, which owns a 132-unit residential apartment complex located in Middletown, New York.

Station Place on Monmouth, LLC: FREIT Maryland owns a 100% membership interest in Station Place on Monmouth, LLC, which owns a 45-unit residential apartment complex located in Red Bank, New Jersey.

Berdan Court, LLC: FREIT Maryland owns a 100% membership interest in Berdan Court, LLC, which owns a 176-unit residential apartment complex located in Wayne, New Jersey.

Investment in tenancy-in-common

On February 28, 2020, FREIT Maryland reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT Maryland owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Pursuant to the TIC agreement, FREIT Maryland ultimately acquired a 65% undivided interest in the Pierre Towers property, a 266-unit residential apartment complex in Hackensack, New Jersey (which was formerly owned by S&A). (See Note 3 to FREIT Maryland’s consolidated financial statements for further details.)

Purchase and Sale Agreement

On November 22, 2021, certain affiliates (the “Sellers”) of FREIT Maryland entered into a Purchase and Sale Agreement (the “Maryland Purchase and Sale Agreement”) with MCB Acquisition Company, LLC (the “Purchaser”), a third party, pursuant to which the Sellers agreed to sell three properties to the Purchaser. The properties consisted of retail and office space and a residential apartment community owned by Grande Rotunda, LLC (the “Rotunda Property”), a shopping center owned by Damascus Centre, LLC (the “Damascus Property”), and a shopping center owned by WestFREIT Corp. (the “Westridge Square Property”). FREIT Maryland owns 100% of its subsidiary, WestFREIT Corp. (“WestFREIT”), a 60% interest in Grande Rotunda, LLC (“Grande Rotunda”), the joint venture that owned the Rotunda Property, and a 70% interest in Damascus Centre, LLC (“Damascus Centre”), the joint venture that owned the Damascus Property.

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price was to account for improvements and repairs to the Properties and miscellaneous items identified by the Purchaser in the course of its due diligence inspection. Additionally, the Purchaser was obligated under the Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow with respect to certain leases at the Properties where the rent commencement date has not occurred or economic obligations of the Sellers under certain leases remain unpaid. Although there can be no assurance, a portion of the $15,526,731 escrow deposit (the “Purchaser Escrow Payment”) may be paid to the Sellers depending upon the outcome of construction and leasing activities at the Properties.

On December 30, 2021, the sale of the Rotunda Property was consummated by Grande Rotunda and the Purchaser for a purchase price of $191,080,598. Grande Rotunda received net proceeds from the sale of approximately $68.7 million, after payment of related mortgage debt in the amount of $116.5 million and certain transactional expenses and transfer taxes, and not including loans (including interest) from each of the partners in Grande Rotunda (FREIT Maryland and Rotunda 100, LLC), totaling approximately $30.9 million which will be repaid with proceeds from the sale. In addition, the Purchaser deposited a total of $14,026,401 of the Purchaser Escrow Payment in escrow with respect to certain leases at the Rotunda Property where the rent commencement date has not occurred or economic obligations of Grande Rotunda under certain leases remain unpaid. The sale of the Rotunda Property resulted in a net gain of approximately $52 million which includes approximately $8.2 million of proceeds anticipated to be released from the $14,026,401 held in escrow.

On January 7, 2022, the sale of the Westridge Square Property was consummated by WestFREIT and the Purchaser for a purchase price of $20,984,604. WestFREIT paid net cash outlays from the sale of approximately $0.7 million, after payment of related mortgage debt in the amount of approximately $21.1 million and certain transactional expenses and transfer taxes. In addition, the Purchaser deposited a total of $1,015,396 of the Purchaser Escrow Payment in escrow with respect to certain leases at the Westridge Square Property where the rent commencement date has not occurred or economic obligations of WestFREIT under certain leases remain unpaid. The sale of the Westridge Square Property resulted in a net gain of approximately $8.7 million which includes approximately $0.7 million of proceeds anticipated to be released from the $1,015,396 held in escrow.

On January 10, 2022, the sale of the Damascus Property was consummated by Damascus Centre and the Purchaser for a purchase price of $36,685,067. Damascus Centre received net proceeds from the sale of approximately $16.9 million, after payment of related mortgage debt in the amount of approximately $18.2 million and certain transactional expenses and transfer taxes. In addition, the Purchaser deposited a total of $484,934 of the Purchaser Escrow Payment in escrow with respect to certain leases at the Damascus Property where the rent commencement date has not occurred or economic obligations of Damascus Centre under certain leases remain unpaid. The sale of the Damascus Property resulted in a net gain of approximately $10.1 million which includes approximately $0.4 million of proceeds anticipated to be released from the $484,934 held in escrow. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

Employees

On October 31, 2021, FREIT Maryland and its subsidiaries had twenty-three (23) full-time employees and two (2) part-time employees employed through a professional services organization, who work solely at the properties owned by FREIT Maryland or its subsidiaries. The number of part-time employees varies seasonally.

Robert S. Hekemian, Jr., Chief Executive Officer and President, Ronald J. Artinian, Chairman of the Board, Allan Tubin, Treasurer and Chief Financial Officer, and John A. Aiello, Esq., Secretary, are the executive officers of FREIT Maryland. FREIT Maryland does not retain the services of its executive officers on an exclusive basis, and accordingly FREIT Maryland’s executive officers are permitted to engage in other business activities as all of their business activities are not devoted to FREIT Maryland. Please see “Item 10 – Directors, Executive Officers and Corporate Governance,” for additional information about FREIT Maryland’s executive officers. Hekemian & Co. has been retained by FREIT Maryland to manage FREIT Maryland’s properties and is responsible for recruiting, on behalf of FREIT Maryland, the personnel required to perform all services related to the operation of FREIT Maryland’s properties. See “Management Agreement” below.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Director on April 5, 2018, FREIT Maryland entered into a consulting agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to FREIT Maryland through December 2019. The consulting agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT Maryland and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT Maryland paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the consulting agreement, which was payable in the form of shares on a quarterly basis (i.e. in quarterly installments of $15,000). In connection with the termination of Robert S. Hekemian’s service to FREIT Maryland under the consulting agreement between Mr. Hekemian and FREIT Maryland in December 2019, Mr. Hekemian’s accrued plan benefits under FREIT Maryland’s Deferred Fee Plan became payable to him and were paid in a single lump sum in the amount of approximately $4.8 million. See Note 11 to FREIT Maryland’s consolidated financial statements for a more complete description of the Deferred Fee Plan.

Management Agreement

On April 10, 2002, FREIT Maryland and Hekemian & Co. executed a Management Agreement whereby Hekemian & Co. would continue as managing agent for FREIT Maryland. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2023. Hekemian & Co. currently manages all the properties owned by FREIT Maryland and its affiliates, except for the office building at the Rotunda property located in Baltimore, Maryland, which is managed by an independent third party management company. However, FREIT Maryland may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian & Co. does not serve as the exclusive property acquisition advisor to FREIT Maryland and is not required to offer potential acquisition properties exclusively to FREIT Maryland before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian & Co. may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT Maryland pays Hekemian & Co. fees and commissions as compensation for its services. From time to time, FREIT Maryland engages Hekemian & Co., or certain affiliates of Hekemian

& Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT Maryland. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT Maryland with respect to such additional services. Employees of Hekemian & Co. own an interest in certain FREIT Maryland properties. (See Note 8 to FREIT Maryland’s consolidated financial statements.)

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT Maryland, is the Chief Executive Officer of Hekemian & Co., and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian & Co. David Hekemian, a Director of FREIT Maryland, is the President of Hekemian & Co., and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian & Co.

Real Estate Financing

FREIT Maryland funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans collateralized by certain of its properties. At October 31, 2021, FREIT Maryland’s aggregate outstanding mortgage debt was $301.3 million, which bears a weighted average interest rate of 3.56% and an average life of 2.44 years. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2021 with respect to each of these properties.

FREIT Maryland is highly leveraged and will continue to be for the foreseeable future. This level of indebtedness results in increased debt service requirements that could adversely affect the financial condition and results of operations of FREIT Maryland. A number of FREIT Maryland’s mortgage loans are amortized over a period that is longer than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT Maryland has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. FREIT Maryland and its subsidiaries expect to refinance such mortgage loans as they become due. See “Liquidity and Capital Resources” under Item 7.

FREIT Maryland is subject to the normal risks associated with debt financing, including the risk that FREIT Maryland’s cash flow will be insufficient to meet required payments of principal and interest; the risk that indebtedness on its properties will not be able to be renewed, repaid or refinanced when due; or that the terms of any renewal or refinancing will not be as favorable as the terms of the indebtedness being replaced. If FREIT Maryland were unable to refinance its indebtedness on acceptable terms, or at all, FREIT Maryland might be forced to dispose of one or more of its properties on disadvantageous terms which might result in losses to FREIT Maryland. These losses could have a material adverse effect on FREIT Maryland and its ability to make distributions to stockholders and to pay amounts due on its debt. If a property is mortgaged to secure payment of indebtedness and FREIT Maryland is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to FREIT Maryland. Further, payment obligations on FREIT Maryland’s mortgage loans will not be reduced if there is a decline in the economic performance of any of FREIT Maryland’s properties. If any such decline in economic performance occurs, FREIT Maryland’s revenues, earnings, and funds available for distribution to stockholders would be adversely affected.

Neither FREIT Maryland’s Amended and Restated Articles of Incorporation, as amended, nor any policy statement formally adopted by the Board limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT Maryland), which may be incurred by FREIT Maryland. Accordingly, FREIT Maryland may incur additional secured or unsecured indebtedness in the future in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT Maryland could bear interest at rates which are higher than the rates on FREIT Maryland’s existing debt. Future debt incurred by FREIT Maryland could also bear interest at a variable rate. Increases in interest rates would increase FREIT Maryland’s variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT Maryland and its ability to make distributions to stockholders and to pay amounts due on its debt or cause FREIT Maryland to be in default under its debt. Further, in the future, FREIT Maryland may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms which are acceptable to FREIT Maryland. In such event, FREIT Maryland might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT Maryland.

Competitive Conditions

FREIT Maryland is subject to normal competition with other investors to acquire real property and to profitably manage such property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT Maryland in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT Maryland.

In addition, retailers at FREIT Maryland's commercial properties face increasing competition from online shopping, outlet malls and discount shopping clubs. In many markets, the trade areas of FREIT Maryland's commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT Maryland's commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT Maryland's tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT Maryland's commercial properties.

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect of Economic and Real Estate Conditions

The revenues and value of FREIT Maryland’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, public health crises, epidemics and pandemics (See Note 16 to FREIT Maryland’s consolidated financial statements for additional details regarding the impact of COVID-19 pandemic on FREIT Maryland); the national economic climate; the regional economic climate (which may be adversely affected by plant closings, industry slow-downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a commercial property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

(B)	Commercial Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

FREIT Maryland believes that its revenues and earnings, its ability to meet its debt obligations, and its funds available for distribution to stockholders would be adversely affected if space in FREIT Maryland's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations.

The success of FREIT Maryland's investment in its shopping center properties is largely dependent upon the success of its tenants. Unfavorable economic, demographic, or competitive conditions may adversely affect the financial condition of tenants and consequently the lease revenues from and the value of FREIT Maryland's investments in its shopping center properties. If the sales of stores operating in FREIT Maryland's shopping center properties were to decline due to deteriorating economic conditions, the tenants may be unable to pay their base rents or meet other lease charges and fees due to FREIT Maryland. In addition, any lease provisions providing for additional rent based on a percentage of sales would not be operative in this economic environment. In the event of default by a tenant, FREIT Maryland could suffer a loss of rent and experience extraordinary delays while incurring additional costs in enforcing its rights under the lease, which FREIT Maryland may not be able to recapture.

As of October 31, 2021, the following table lists the ten (10) largest commercial tenants, which account for approximately 53.4% of FREIT Maryland’s leased commercial rental space and 40.3% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Burlington Coat Factory Warehouse Corp. (1)	Westridge Square (4)	85,992	3.9%
Kmart Corp.	Westwood Plaza	84,254	1.9%
Stop & Shop Supermarket Co.	Preakness	61,020	3.8%
Safeway Stores, Inc.	Damascus Center (4)	58,358	5.7%
H-Mart Frederick, LLC	Westridge Square (4)	55,300	4.0%
The Association of Universities for Research in Astronomy	Rotunda (4)	51,520	9.3%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	5.2%
TJ MAXX	Westwood Plaza	28,480	3.4%
T-Bowl, Inc. (2)	Preakness	27,195	1.9%
Gold's Gym (3)	Westridge Square (4)	20,680	1.3%

(1) On May 4, 2021, Burlington Coat Factory Warehouse Corp. ("Burlington") amended its lease extending the term of the lease for a period of one (1) year and ninety (90) days commencing on December 1, 2021 and expiring on February 28, 2023 (“Fourth Extension Period”).  The fixed rent during this Fourth Extension Period shall be reduced from $59,120 per month to $35,830 per month.  Additionally, Burlington has the right to terminate the lease at any time prior to the last day of the Fourth Extension Period by providing at least twelve (12) months prior written notice of such termination (the “Termination Notice”). In the event that Burlington delivers the Termination Notice, the term of the lease shall automatically end on the last day of the twelfth (12th) full calendar month immediately following receipt of the Termination Notice.     See “Renewal of leases and Reletting of Space” below for additional details. On January 7, 2022, the property owned by WestFREIT was sold.  See Note 17 to FREIT Maryland's consolidated financial statements for additional details.

(2) T-Bowl, Inc. was shut down for several months in Fiscal 2020 due to the effects of COVID-19 and resumed operations at a very low capacity in Fiscal 2021. Although this tenant has been paying common are maintenance, insurance reimbursements and real estate tax reimbursements ("additional rent") in Fiscal 2021, rental revenue for this tenant of approximately $369,000 during the fiscal year ended October 31, 2021 has been deemed uncollectible and classified as a reduction in rental revenue. See “Renewal of leases and Reletting of Space” below and Note 16 to FREIT Maryland’s consolidated financial statements for additional details.

(3) Gold's Gym did not exercise its option to renew its lease which expires on March 31, 2022. In the fourth quarter of Fiscal 2021, Gold's Gym ceased operations at this location while continuing to pay only additional rent. FREIT Maryland's operating results will be adversely affected from loss of base rent and additional rent of approximately $330,000 on an annualized basis.  See “Renewal of leases and Reletting of Space” below for additional details. On January 7, 2022, the property owned by WestFREIT was sold.  See Note 17 to FREIT Maryland's consolidated financial statements for additional details.

(4) On December 30, 2021, January 7, 2022 and January 10, 2022 the property owned by Grande Rotunda, WestFREIT and Damascus Centre, respectively, was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT Maryland's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT Maryland were unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT Maryland's revenues and earnings, FREIT Maryland’s ability to service its debt, and FREIT Maryland’s ability to make distributions to its stockholders, could be adversely affected.

During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT Maryland affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT Maryland of approximately $140,000). The properties owned by Grande Rotunda and Damascus Centre were sold on December 30, 2021 and January 10, 2022, respectively. See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.

FREIT Maryland owns and operates an 87,661 square foot shopping center located in Franklin Lakes, New Jersey, the anchor tenant of which is The Stop & Shop Supermarket Company, LLC (“Stop & Shop”). On July 26, 2017, Stop & Shop entered into a lease modification with FREIT Maryland whereby the tenant exercised its option to renew the lease for a ten-year period with a right of the tenant to terminate the lease at any time during the fifth year if the store did not meet certain sales volume levels set forth in the modification. Based on Stop & Shop’s sales volume levels at this location, the tenant will not be able to exercise its right terminate the lease prior to the end of its ten-year renewal period, which is June 30, 2027. This lease modification provided for a $250,000 reduction in annual rent over the renewed term.

On April 26, 2020, CB Theatre Experience, LLC filed for protection under Chapter 11 of the United States bankruptcy code (“Bankruptcy Code”) as disclosed in its bankruptcy filings. The theatre operated by CB Theatre Experience, LLC (known as “Cobb Theatre”) at the Rotunda retail property in Baltimore, Maryland, under a lease with Grande Rotunda, has been closed since April 2020 due to the mandated shut down related to the COVID-19 pandemic and on July 14, 2020, Cobb Theatre rejected its lease at this property as of June 30, 2020. Additionally, there were unamortized tenant improvements related to the buildout of the movie theatre space in the amount of approximately $7.3 million (with a consolidated impact to FREIT Maryland of approximately $4.4 million) which were deemed to be impaired, written off and charged to operating expenses in the fourth quarter of Fiscal 2020. During the first quarter ended January 31, 2021, FREIT Maryland received a settlement payment from Cobb Theatre in the amount of approximately $0.2 million (with a consolidated impact to FREIT Maryland of approximately $0.1 million). On December 30, 2021, the property owned by Grande Rotunda was sold. See “Results of Operations – Segment Information – Commercial Segment” under Item 7 and Notes 16 and 17 to FREIT Maryland’s consolidated financial statements for further details.

In Fiscal 2021, the lease for T-Bowl, Inc., which does business as a bowling alley at the Preakness Shopping Center located in Wayne, New Jersey, expired and has been on a month-to-month basis. As a result of the COVID-19 pandemic mandated shut downs and imposed restrictions, this tenant was shut down for several months in Fiscal 2020 and resumed operations at a very low capacity in Fiscal 2021. Although this tenant has been paying additional rents in Fiscal 2021, rental revenue for this tenant of approximately $369,000 during the fiscal year ended October 31, 2021 has been deemed uncollectible and classified as a reduction in rental revenue. If the tenant is unable to recommence operations and does not extend or renew this lease, FREIT Maryland’s operating results will be adversely impacted from loss of base rent and additional rent of approximately $551,000 on an annualized basis. The Company is currently in discussions with this tenant. There were no other material lease expirations during Fiscal 2021 and Fiscal 2020.

On May 4, 2021, Burlington amended its lease at the Westridge Square Shopping Center (owned by WestFREIT) extending the term of the lease for a period of one (1) year and ninety (90) days commencing on December 1, 2021 and expiring on February 28, 2023 (“Fourth Extension Period”). The fixed rent during this Fourth Extension Period was reduced from $59,120 per month to $35,830 per month. Additionally, Burlington has the right to terminate the lease at any time prior to the last day of the Fourth Extension Period by providing at least twelve (12) months prior written notice of such termination (the “Termination Notice”). In the event that Burlington delivers the Termination Notice, the term of the lease shall automatically end on the last day of the twelfth (12th) full calendar month immediately following receipt of the Termination Notice. On January 7, 2022, the property owned by WestFREIT was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

Gold's Gym, which does business as a gym at the Westridge Square Shopping Center did not exercise its option to renew its lease which expires on March 31, 2022. In the fourth quarter of Fiscal 2021, Gold's Gym ceased operations at this location while continuing to pay only additional rent. FREIT Maryland's operating results will be adversely affected from loss of base rent and additional rent of approximately $330,000 on an annualized basis.  On January 7, 2022, the property owned by WestFREIT was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(D)	Illiquidity of Real Estate Investments; Possibility that Value of FREIT Maryland's Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT Maryland to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT Maryland's interests in its partially owned subsidiaries are subject to transfer constraints imposed by the operating agreements which govern FREIT Maryland’s investment in these partially owned subsidiaries. Even without such restrictions on the transfer of its interests, FREIT Maryland believes that there would be a limited market for its interests in these partially owned subsidiaries.

If FREIT Maryland had to liquidate all or substantially all of its real estate holdings, the value of such assets would likely be diminished if a sale were required to be completed in a limited time frame. The proceeds to FREIT Maryland from any such sale of the assets in FREIT Maryland’s real estate portfolio would therefore be less than the fair market value of those assets.

Impact of Governmental Laws and Regulations on Registrant's Business

FREIT Maryland’s properties are subject to various federal, state and local laws, ordinances and regulations, including those relating to the environment and local rent control and zoning ordinances.

(A)	Environmental Matters

Both federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT Maryland incurred any such liability, it could reduce FREIT Maryland's revenues and ability to make distributions to its stockholders.

A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.

At this time, FREIT Maryland is aware of the following environmental matters affecting its properties:

(i)	Westwood Plaza Shopping Center, Westwood, NJ

This property is in a Flood Hazard Zone. FREIT Maryland maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods. FREIT Maryland acquired the Westwood Plaza property in 1988, and the property has not experienced any flooding that gave rise to any claims under FREIT Maryland’s flood insurance in this time period.

(ii)	Other

a) The State of New Jersey has adopted an underground fuel storage tank law and various regulations with respect to underground storage tanks.

FREIT Maryland no longer has underground storage tanks on any of its properties.

During the fiscal year ended October 31, 2019, FREIT Maryland conducted environmental audits for all of its properties. The environmental reports secured by FREIT Maryland have not revealed any environmental conditions on its properties which require any further remediation pursuant to any applicable federal or state law or regulation.

b) FREIT Maryland has determined that several of its properties contain lead based paint (“LBP”). FREIT Maryland has obtained lead-free interior certifications with respect to all properties that were found to contain LBP, certifying that such properties contain no LBP on the interior surfaces. FREIT Maryland believes that it complies with all federal, state and local requirements as they pertain to LBP.

FREIT Maryland does not believe that the environmental conditions described in subparagraphs (i) and (ii) above will have a material adverse effect upon the capital expenditures, revenues, earnings, financial condition or competitive position of FREIT Maryland.

(B)	Rent Control Ordinances

Each of the apartment buildings or complexes owned by FREIT Maryland or an affiliate of FREIT Maryland, is subject to some form of rent control ordinance which limits the amount by which FREIT Maryland or an affiliate of FREIT Maryland, can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT Maryland or an affiliate of FREIT Maryland can charge for vacated units, except for The Regency, Westwood Hills, The Boulders at Rockaway, Station Place and Icon which are not subject to any rent control law or regulation.

(C)	Zoning Ordinances

Local zoning ordinances may prevent FREIT Maryland from renovating, expanding or converting its existing properties for their highest and best use as determined by the Board. In Fiscal 2021, Wayne PSC received approvals from the Township of Wayne to allow it to redevelop the site immediately behind the former Macy’s department store to include 244 residential units with 37 units earmarked for affordable housing.

(D)	Financial Information about Foreign and Domestic Operations and Export Sale

FREIT Maryland does not engage in operations in foreign countries and it does not derive any portion of its revenues from customers in foreign countries.

ITEM 1A	RISK FACTORS

Almost all of FREIT Maryland’s income and cash flow are derived from the net rental income (revenues after expenses) from our properties. FREIT Maryland’s business and financial results are affected by the following fundamental factors:

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

A negative or adverse quality change in the above factors could potentially cause a detrimental effect on FREIT Maryland’s revenue, earnings and cash flow. If rental revenues decline, we would expect to have less cash available to pay our indebtedness and distribute to our stockholders.

Adverse impact resulting from the COVID-19 pandemic: FREIT Maryland is subject to risks related to the effects of public health crises, epidemics and pandemics, including the COVID-19 pandemic. Such events could inhibit global, national and local economic activity; constrain our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings or refinancings; adversely affect our residential tenants’ financial condition due to a sustained loss of income, which could affect their ability to pay rent; adversely affect our commercial tenants’ financial condition by limiting foot traffic and staffing at their businesses, which could affect their ability to pay rent and willingness to make new leasing commitments; reduce our cash flow, which could impact our ability to pay dividends or to service our debt; temporarily or permanently reduce the demand for retail or office space; reduce the value of our real estate assets, which may result in material non-cash impairment charges in future periods; and have other direct and indirect effects that are difficult to predict. Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence. In particular, we cannot predict the duration of certain government orders instituted in response to the COVID-19 pandemic, which vary by jurisdiction, or the short and long term economic effects caused by the pandemic, each of which could have a material adverse effect on our business.

Adverse Changes in General Economic Climate: FREIT Maryland derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. Over the past several years, there have been many factors aiding in economic growth in the United States such as: (a) improvement in the housing market; (b) increased consumer confidence to push spending modestly higher; (c) improvements in private sector employment; and (d) improved credit availability. However, there have been many factors impacting long-term economic growth, including, without limitation: (i) continued political gridlock in the federal government; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) increasing concerns regarding terrorism; (v) rising healthcare costs; (vi) the impact of trade policies; and (vii) rising energy, wages and consumer prices driving an increase in inflation.

FREIT Maryland receives a substantial portion of its operating income as rent under long-term leases with commercial tenants. At any time, any of our commercial tenants could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and FREIT Maryland might incur costs to remove such tenants. Also, if tenants are unable to comply with the terms of their leases, FREIT Maryland might modify lease terms in ways that are less favorable to FREIT Maryland.

Tenants unable to pay rent: Financially distressed tenants may be unable to pay rents and expense recovery charges, where applicable, and may default on their leases. Enforcing FREIT Maryland’s rights as landlord could result in substantial costs and may not result in a full recovery of unpaid rent. If a tenant files for bankruptcy, the tenant’s lease may be terminated. In each such instance FREIT Maryland’s income and cash flow would be negatively impacted. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. During the fiscal years ended October 31, 2021 and 2020, rental revenue deemed uncollectible of approximately $1.3 million (with a consolidated impact to FREIT Maryland of approximately $0.8 million) and $1.4 million (with a consolidated impact to FREIT Maryland of approximately $0.9 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants.

Costs of re-renting space: If tenants fail to renew leases, fail to exercise renewal options, or terminate their leases early, the lost rents due to vacancy and the costs of re-renting the space could prove costly to FREIT Maryland. In addition to cleaning and renovating the vacated space, we may be required to grant concessions to a new tenant, and may incur leasing brokerage commissions. The lease terms to a new tenant may be less favorable than the prior tenant’s lease terms, and will negatively impact FREIT Maryland’s income and cash flow and adversely affect FREIT Maryland’s ability to pay mortgage debt and interest or make distributions to its stockholders.

Inflation may adversely affect our financial condition and results of operations: Increased inflation could have a pronounced negative impact on FREIT Maryland’s operating and administrative expenses, as these costs may increase at a higher rate than FREIT Maryland’s rents. While increases in most operating expenses at FREIT Maryland’s commercial properties can be passed on to retail tenants, increases in expenses at its residential properties cannot be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to stockholders.

Development and construction risks: As part of its investment strategy, FREIT Maryland seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. Development and construction activities are challenged with the following risks, which may adversely affect FREIT Maryland’s cash flow:

•	financing may not be available in the amounts FREIT Maryland seeks, or may not be on favorable terms;
•	long-term financing may not be available upon completion of the construction;
•	failure to complete construction on schedule or within budget may increase debt service costs and construction costs; and
•	abandoned project costs could result in an impairment loss.

Debt financing could adversely affect income and cash flow: FREIT Maryland relies on debt financing to fund its growth through acquisitions and development activities. To the extent third party debt financing is not available or not available on acceptable terms, acquisitions and development activities will be curtailed.

As of October 31, 2021, FREIT Maryland had approximately $138.6 million of non-recourse fixed interest rate mortgage debt, including deferred interest, and approximately $162.7 million of non-recourse variable interest rate mortgage debt of which $116.5 million related to the outstanding loan balance on the Grande Rotunda, LLC loan with Aareal Capital. On December 30, 2021 the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. On January 7, 2022 the property owned by WestFREIT was sold and a portion of the proceeds was used to pay off the $21.1 million then outstanding balance of this loan. On January 10, 2022 the property owned by Damascus Centre was sold and a portion of the proceeds was used to pay off the $18.2 million then outstanding balance of this loan. See Note 17 to FREIT’s consolidated financial statements for additional details. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT Maryland expects to refinance the individual mortgages with new mortgages or exercise extension options available to FREIT Maryland or its subsidiaries when their terms expire. To this extent, FREIT Maryland has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent FREIT Maryland is unable to refinance its indebtedness on acceptable terms, FREIT Maryland might need to dispose of one or more of its properties upon disadvantageous terms.

FREIT Maryland’s revolving $13 million credit line (of which $13 million was available as of October 31, 2021), and several of its loan agreements require FREIT Maryland or its subsidiaries to meet or maintain certain financial covenants that could restrict FREIT Maryland’s acquisition activities and result in a default on these loans if FREIT Maryland fails to satisfy these covenants. As a result of COVID-19 pandemic rent losses and the planning for a potential redevelopment of its shopping center, as of October 31, 2021, Wayne PSC was not, and currently is not, in compliance with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank in the amount of approximately $22.6 million as of October 31, 2021. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan. The Company is currently working with the lender to remediate this covenant default. As of the date of the filing of this Form 10K report, the bank has not declared this loan to be in default. Until such time as a definitive agreement is entered into, there can be no assurance the loan covenant will be amended and the bank will not declare this loan to be in default. (See Note 5 to FREIT Maryland’s consolidated financial statements.)

Failure of banking and financing institutions: Banking and financing institutions such as insurance companies provide FREIT Maryland with credit lines and construction financing. The credit lines available to FREIT Maryland may be used for a variety of business purposes, including general corporate purposes, acquisitions, construction, and letters of credit. Construction financing enables FREIT Maryland to develop new properties, or renovate or expand existing properties. A failure of the banking institution making credit lines available may render the line unavailable and adversely affect FREIT Maryland’s liquidity, and negatively impact FREIT Maryland’s operations in a number of ways. A failure of a financial institution unable to fund its construction financing obligations to FREIT Maryland may cause the construction to halt or be delayed. Substitute financing may be significantly more expensive, and construction delays may subject FREIT Maryland to delivery penalties.

Failure of insurance carriers: FREIT Maryland’s properties are insured against unforeseen liability claims, property damages, and other hazards. The insurance companies FREIT Maryland uses have good ratings at the time the policies are put into effect. Substantially all of FREIT Maryland’s insurance coverage is provided by one carrier. Financial failure of FREIT Maryland’s carriers may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on FREIT Maryland’s financial condition. In addition, a failure of a FREIT Maryland insurance carrier may cause FREIT Maryland’s insurance renewal or replacement policy costs to increase.

Real estate is a competitive business: FREIT Maryland is subject to normal competition with other investors to acquire real property and to profitably manage such property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT Maryland in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT Maryland. In addition, retailers at FREIT Maryland's commercial properties face increasing competition from online shopping, outlet malls and discount shopping clubs. In many markets, the trade areas of FREIT Maryland's commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT Maryland's commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT Maryland's tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT Maryland's commercial properties.

FREIT Maryland also faces competition with respect to its residential properties based on a variety of factors, including perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing apartment complexes; the proximity of commercial shopping centers; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. Certain of these factors, such as the availability of amenities in the area surrounding a residential property, are not within FREIT Maryland’s control.

Illiquidity of real estate investment: Real estate investments are relatively difficult to buy and sell quickly. Accordingly, the ability of FREIT Maryland to diversify its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT Maryland’s interests in its partially owned subsidiaries are subject to transfer constraints imposed under the operating agreements that govern FREIT Maryland’s investment in these partially owned subsidiaries.

Environmental problems may be costly: Both federal and state governments are concerned with the impact of real estate construction and development programs upon the environment. Environmental legislation affects the cost of selling real estate, the cost to develop real estate, and the risks associated with purchasing real estate.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT Maryland incurred any such liability, it could reduce FREIT Maryland's revenues and ability to make distributions to its stockholders. During the fiscal year ended October 31, 2019, FREIT Maryland conducted environmental audits for all of its properties. The environmental reports secured by FREIT Maryland have not revealed any environmental conditions on its properties which require any further remediation pursuant to any applicable federal or state law or regulations.

A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.

Qualification as a REIT: Since its inception in 1961, FREIT Maryland has elected to qualify as a REIT for federal income tax purposes, and will continue to operate so as to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of highly technical and complex provisions of the Internal Revenue Code. Governmental legislation, new regulations, and administrative interpretations may significantly change the tax laws with respect to the requirements for qualification as a REIT, or the federal income tax consequences of qualifying as a REIT. Although FREIT Maryland intends to continue to operate in a manner to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT. Such a revocation would subject FREIT Maryland’s income to federal income tax at regular corporate rates, and failure to qualify as a REIT would also eliminate the requirement that FREIT Maryland pay dividends to its stockholders.

Change of investment and operating policies: FREIT Maryland’s investment and operating policies, including indebtedness and dividends, are exclusively determined by the Board, and not subject to stockholder approval.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Portfolio of Investments: The following tables set forth certain information relating to each of FREIT Maryland's real estate investments in addition to the specific mortgages encumbering the properties.

Residential Apartment Properties as of October 31, 2021:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/21	Average Monthly Rent per Unit @ 10/31/21*	Average Monthly Rent per Unit @ 10/31/20*	Mortgage Balance ($000) @ 10/31/21	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/21

Berdan Court (1)	1965	176	97.3%	$1,928	$1,909	$28,815	$1,490
Wayne, NJ

Regency Club	2014	132	99.9%	$1,738	$1,754	$14,921	$17,935
Middletown, NY

Steuben Arms	1975	100	97.0%	$1,706	$1,698	$9,545	$679
River Edge, NJ

Westwood Hills (2)	1994	210	94.4%	$2,068	$2,016	$25,000	$8,207
Westwood Hills, NJ

Boulders (3)	2006	129	99.0%	$2,118	$2,157	$14,453	$14,532
Rockaway, NJ

Icon (4)	2016	379	94.7%	$2,239	$2,295	$64,086 (6)	$82,192
Baltimore, Maryland

Station Place (5)	2017	45	99.1%	$2,913	$2,848	$11,971	$18,514
Red Bank, NJ

* Average monthly rent per unit excludes the impact of rent concessions and abatements.

(1) Berdan Court is 100% owned by Berdan Court, LLC, which is 100% owned by FREIT Maryland.

(2) FREIT Maryland owns a 40% equity interest in Westwood Hills, LLC which owns 100% of Westwood Hills.

(3) Construction completed in August 2006 on land acquired in 1963 / 1964.

(4) FREIT Maryland owns a 60% equity interest in Grande Rotunda, LLC ("Grande Rotunda").  A major redevelopment and expansion project was substantially completed in the third quarter of Fiscal 2016, in which a 379-unit residential complex was constructed upon property acquired in 2005. On December 30, 2021 the property owned by Grande Rotunda was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(5) Station Place is 100% owned by Station Place on Monmouth, LLC, which is 100% owned by FREIT Maryland.

(6) Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At October 31, 2021, the total amount outstanding on this loan was approximately $116.5 million and the interest rate was approximately 2.93%. Approximately 55% of this outstanding loan balance was allocated to the residential segment based on a historical appraisal.  (See Note 5 to FREIT Maryland’s consolidated financial statements.) On December 30, 2021 the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

Commercial Properties as of October 31, 2021:**
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/21	Average Annualized Rent per Sq. Ft. @ 10/31/21*	Average Annualized Rent per Sq. Ft. @ 10/31/20*	Mortgage Balance ($000) @ 10/31/21	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/21

Glen Rock, NJ	1962	4,672	46.8%	$15.79	$18.64	None (1)	$48

Franklin Crossing	1966 (2)	87,661	86.2%	$21.27	$21.20	None (1)	$6,372
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	85.8%	$11.50	$11.31	$18,001	$7,051
Westwood, NJ

Westridge Square (3)	1992	252,733	90.6%	$13.20	$13.01	$21,188 (7)	$11,626
Frederick, MD

Preakness Center (4)	2002	322,142	55.5%	$13.41	$15.26	$22,588 (9)	$23,408
Wayne, NJ

Damascus Center (5)	2003	143,815	85.0%	$18.34	$20.61	$18,274 (10)	$24,700
Damascus, MD

The Rotunda (6)	2005	294,500	74.6%	$28.99	$25.36	$52,434 (8)	$54,431
Baltimore, MD

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Land lease

* Average annualized rent per sq. ft. includes the impact of straight-line rent adjustments and the amortization of rent concessions and abatements.

** See Note 16 to FREIT Maryland's consolidated financial statements for additional details in regards to the impact of the COVID-19 pandemic on rents from commercial tenants.

(1) These properties are security for draws against FREIT Maryland's Credit Line.  (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details.)

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,661 sq. ft. center that opened in October 1997.

(3) FREIT Maryland owns a 100% interest in WestFREIT Corp, that owns the center. On January 7, 2022 the property owned by WestFREIT was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(4) FREIT Maryland owns a 40% equity interest in Wayne PSC, LLC, that owns the center.

(5) FREIT Maryland owns a 70% equity interest in Damascus Centre, LLC, that owns the center. A major renovation and expansion project was completed in November 2011. On January 10, 2022 the property owned by Damascus Centre was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(6) FREIT Maryland owns a 60% equity interest in Grande Rotunda, that owns the center. A major redevelopment and expansion project was substantially completed in the third quarter of Fiscal 2016, which included modernization of the office building containing 137,000 sq. ft. of office space and approximately 83,000 sq. ft. of retail space on the lower level of the building and an additional 75,000 square feet of new retail space. On December 30, 2021 the property owned by Grande Rotunda was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(7) WestFREIT Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. (See Note 5 to FREIT Maryland’s consolidated financial statements.)  On January 7, 2022 the property owned by WestFREIT Corp. was sold and a portion of the proceeds was used to pay off the approximately $21.1 million then outstanding balance of this loan.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(8) Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At October 31, 2021, the total amount outstanding on this loan was approximately $116.5 million and the interest rate was approximately 2.93%. Approximately 45% of this outstanding loan balance was allocated to the commercial segment based on a historical appraisal.  (See Note 5 to FREIT Maryland’s consolidated financial statements.) On December 30, 2021 the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(9) See Note 5 to FREIT Maryland’s consolidated financial statements.

(10) On January 10, 2022 the property owned by Damascus Centre was sold and a portion of the proceeds was used to pay off the approximately $18.2 million then outstanding balance of this loan.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

Supplemental Segment Information:

The following table includes commercial lease expirations for tenants at the Grande Rotunda, WestFREIT and Damascus Centre properties which were sold subsequent to October 31, 2021. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

Commercial lease expirations at October 31, 2021 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	13	43,268	4.4%	$ 765,094	$ 17.68
2022	22	166,695	17.1%	$ 1,482,508	$ 8.89
2023	27	164,609	16.8%	$ 3,093,691	$ 18.79
2024	27	116,226	11.9%	$ 2,790,370	$ 24.01
2025	15	47,735	4.9%	$ 1,301,856	$ 27.27
2026	22	102,308	10.5%	$ 1,936,913	$ 18.93
2027	16	84,409	8.6%	$ 1,864,875	$ 22.09
2028	14	45,301	4.6%	$ 1,251,638	$ 27.63
2029	9	90,057	9.2%	$ 1,548,688	$ 17.20
2030	4	59,224	6.1%	$ 864,600	$ 14.60
2031	4	21,878	2.2%	$ 599,355	$ 27.40
2032	4	31,196	3.2%	$ 534,876	$ 17.15
2033	1	4,365	0.4%	$ 135,315	$ 31.00

Vacant Land as of October 31, 2021:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0
(1) All of the above land is unencumbered, except as noted elsewhere.

FREIT Maryland believes that it has a diversified portfolio of residential and commercial properties. FREIT Maryland does not derive 10% or greater of its revenue from any single lease agreement.

In Fiscal 2021, 2020 and 2019, FREIT Maryland had one (1) property that contributed over 15% of FREIT Maryland’s total consolidated revenue: within both the residential and commercial segment, the Rotunda property in Baltimore, Maryland. The Rotunda property accounted for 34% for Fiscal 2021, 31.3% for Fiscal 2020 and 29.3% for Fiscal 2019 of total consolidated revenue. On December 30, 2021 the property owned by Grande Rotunda was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

Although FREIT Maryland’s general investment policy is to hold properties as long-term investments, FREIT Maryland could selectively sell certain properties if it determines that any such sale is in FREIT Maryland’s and its stockholders’ best interests. See “Business-Disposition” under Item 1 above. With respect to FREIT Maryland’s future acquisition and development activities, FREIT Maryland will evaluate various real estate opportunities, which FREIT Maryland believes would increase FREIT Maryland’s revenues and earnings, as well as complement and increase the overall value of FREIT Maryland’s existing investment portfolio.

Except for the TD Bank branch located in Rockaway, New Jersey and the property located in Glen Rock, New Jersey, all of FREIT Maryland’s and its subsidiaries’ commercial properties have multiple tenants.

As of October 31, 2021, FREIT Maryland and its subsidiaries’ commercial properties have seventeen (17) anchor/major tenants, which account for approximately 64.1% of the space leased. The balance of the space is leased to one hundred fifty-five (155) satellite and office tenants. The following table lists the anchor/major tenants at each center and the number of satellite tenants:

Commercial Property				No. of
Shopping Center (SC)		Net Leasable		Additional/Satellite
Office Building (O)		Space	Anchor/Major Tenants	Tenants

Westridge Square	(SC)	252,733	Burlington Coat Factory Warehouse, Corp. (5)	18
Frederick, MD			H-Mart Frederick, LLC
			Gold's Gym (6)
Franklin Crossing	(SC)	87,661	Stop & Shop Supermarket Co.	16
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,275	Kmart Corp	12
Westwood, NJ			TJMaxx
Preakness Center (1)	(SC)	322,142	Stop & Shop Supermarket Co.	22
Wayne, NJ			CVS
			Annie Sez
			T-Bowl, Inc. (4)
			Wayne Movietown (4)
Damascus Center (2)	(SC)	143,815	Safeway Stores, Inc.	22
Damascus, MD
The Rotunda (3)	(O)	137,307	iHeartMedia+Entertainment, Inc. (f/k/a Clear Channel Broadcasting Inc.)	40
Baltimore, MD			The Association of Universities for Research in Astronomy, Inc.

	(SC)	157,237	Walgreen Corporation	24
			Mom's Organic Market
			Brick Bodies

Glen Rock, NJ	(SC)	4,672	—	1

(1) FREIT Maryland has a 40% interest in this property.

(2) FREIT Maryland has a 70% interest in this property. On January 10, 2022 the property owned by Damascus Centre was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(3) FREIT Maryland has a 60% interest in this property. On December 30, 2021 the property owned by Grande Rotunda was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(4) Tenants were shut down in Fiscal 2020 due to the COVID-19 impact and have either resumed operations at a low capacity or not yet re-opened.  See Note 16 to FREIT Maryland's consolidated financial statements and “Renewal of leases and Reletting of Space” for additional details.

(5) On May 4, 2021, Burlington amended its lease extending the term of the lease for a period of one (1) year and ninety (90) days commencing on December 1, 2021 and expiring on February 28, 2023 (“Fourth Extension Period”).  The fixed rent during this Fourth Extension Period shall be reduced from $59,120 per month to $35,830 per month.  Additionally, Burlington has the right to terminate the lease at any time prior to the last day of the Fourth Extension Period by providing at least twelve (12) months prior written notice of such termination (the “Termination Notice”). In the event that Burlington delivers the Termination Notice, the term of the lease shall automatically end on the last day of the twelfth (12th) full calendar month immediately following receipt of the Termination Notice.     See “Renewal of leases and Reletting of Space” for additional details. On January 7, 2022 the property owned by WestFREIT was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

(6) Gold's Gym did not exercise its option to renew its lease which expires on March 31, 2022. In the fourth quarter of Fiscal 2021, Gold's Gym ceased operations at this location while continuing to pay only additional rent. FREIT Maryland's operating results will be adversely affected from loss of base rent and additional rent of approximately $330,000 on an annualized basis.  See “Renewal of leases and Reletting of Space” for additional details. On January 7, 2022 the property owned by WestFREIT was sold.  (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

With respect to most of FREIT Maryland’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT Maryland’s commercial properties averaged 79.2%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The lower average occupancy level is attributed to uncertainties in the retail market as well as the impact of the COVID-19 pandemic on retail business in Fiscal 2021 and Fiscal 2020, making it difficult to attract and retain tenants due to the financial hardship driven by the mandated shut downs and continued restrictions imposed upon them.

Leases for FREIT Maryland’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT Maryland has averaged, during the last three (3) completed fiscal years, a 95.4% occupancy rate with respect to FREIT Maryland’s available apartment units, excluding occupancy at the Pierre Towers property which was converted to a TIC and deconsolidated from FREIT Maryland’s operating results as of February 28, 2020.

FREIT Maryland does not believe that any seasonal factors materially affect FREIT Maryland’s business operations and the leasing of its commercial and apartment properties.

FREIT Maryland believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

ITEM 3	LEGAL PROCEEDINGS

On January 14, 2020, FREIT Maryland and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), which provided for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

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

The Sellers believe that the allegations set forth in the Complaint and Answer filed by the Purchaser and in the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. (See Note 14 to FREIT Maryland’s consolidated financial statements for further details.)

Except as disclosed in the preceding paragraphs, there are no other material pending legal proceedings to which FREIT Maryland is a party, or of which any of its properties is the subject. There is, however, ordinary and routine litigation involving FREIT Maryland's business including various tenancy and related matters. Except for the environmental conditions involving remediation disclosed in “Item 1(c) Narrative Description of Business - Impact of Governmental Laws and Regulations on Registrant’s Business; Environmental Matters,” there are no legal proceedings concerning environmental issues with respect to any property owned by FREIT Maryland.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR FREIT MARYLAND'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reincorporation

On July 1, 2021, FREIT completed the change of its form of organization from a New Jersey REIT to a Maryland corporation (the “Reincorporation”) which was approved by its shareholders at the annual meeting of shareholders held on May 6, 2021. The Reincorporation changes the law applicable to FREIT’s affairs from New Jersey law to Maryland law and was accomplished by the merger of FREIT with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of FREIT has ceased and FREIT Maryland has succeeded to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT have received one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of stockholders required and all treasury stock held by FREIT was retired.

Shares

FREIT Maryland has the authority to issue 25,000,000 shares, consisting of 20,000,000 shares of common stock with a par value of $0.01 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. FREIT Maryland’s only authorized, issued and outstanding class of equity is common stock (“Shares”). As of January 28, 2022, there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board Service (the “OTC Bulletin Board”) provided by FINRA, Inc. FREIT Maryland does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, at the end of the periods indicated, the Bid and Asked quotations for the Shares on the OTC Bulletin Board.

	Bid	Asked
Fiscal Year Ended October 31, 2021
First Quarter	$18.10	$18.50
Second Quarter	$17.65	$18.00
Third Quarter	$17.31	$19.00
Fourth Quarter	$18.51	$19.99

	Bid	Asked
Fiscal Year Ended October 31, 2020
First Quarter	$24.50	$25.45
Second Quarter	$17.76	$18.00
Third Quarter	$14.50	$15.00
Fourth Quarter	$13.21	$14.49

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the FREIT Maryland Board of Directors (“Board”). Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT Maryland’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. For Fiscal 2021, FREIT Maryland paid/declared an annual dividend of $0.25 per share. For Fiscal 2020, FREIT Maryland did not pay/declare a dividend. For Fiscal 2019, FREIT Maryland paid/declared an annual dividend of $0.60 per share. In Fiscal 2018 and Fiscal 2017, FREIT Maryland paid/declared an annual dividend of $0.15 per share for each fiscal year.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Stockholders.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Identifying Important Factors That Could Cause FREIT Maryland’s Actual Results to Differ From Those Projected in Forward Looking Statements.

Readers of this discussion are advised that the discussion should be read in conjunction with the consolidated financial statements of FREIT Maryland (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT Maryland’s current expectations and are based on estimates, projections, beliefs, data, methods and assumptions of management of FREIT Maryland at the time of such statements regarding future results of operations, economic performance, financial condition and achievements of FREIT Maryland, and do not relate strictly to historical or current facts. These forward-looking statements are identified through the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning. Forward-looking statements involve risks and uncertainties in predicting future results and conditions.

Although FREIT Maryland believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT Maryland’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT Maryland’s commercial properties, governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and on-going negative effects of the COVID-19 pandemic on our properties and tenants, and generally on our real estate assets and the real estate markets in which we operate, and the global, U.S. and local economies (see Special Note below). The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

Special Note Regarding the COVID-19 Pandemic:

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus, known as COVID-19 (“COVID-19”), a pandemic. The full extent of the effects of the COVID-19 pandemic, including the full extent of its effects on the global, U.S., and local economies, and on FREIT Maryland and our business, operating results, financial condition, properties, and tenants, cannot yet be known. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty, including the scope and duration of the pandemic, actions taken by governmental authorities and other third parties in response to the pandemic and the effects thereof, and the other factors discussed above and throughout this report. The uncertain future development of the COVID-19 pandemic could materially and adversely further affect FREIT Maryland and our business, operating results, financial condition, liquidity, and our properties and tenants.

OVERVIEW

FREIT Maryland is an equity real estate investment trust ("REIT") that is self-administered and externally managed. FREIT Maryland owns a portfolio of residential apartment and commercial properties. FREIT Maryland’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties and additional rents derived from operating commercial properties. FREIT Maryland’s properties are primarily located in northern New Jersey, Maryland and New York.

COVID-19 Pandemic: The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Beginning in March 2020 and throughout most of 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shut down orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. These orders have continued to evolve resulting in the lifting of these restrictions over the past year. Vaccinations for the COVID-19 virus have been widely distributed among the general U.S. population which has resulted in loosened restrictions previously mandated on our tenants identified as nonessential. However, the potential emergence of vaccine-resistant variants of COVID-19 could trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements.

As the impact of the pandemic evolves, it continues to cause uncertainty and volatility in the financial markets. Many U.S. industries and businesses were negatively affected and millions of people filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which was the highest recorded rate since the Great Depression. Since April 2020, the U.S unemployment rate has declined to 4.6% as of October 2021, as many businesses continue to reopen and rehire employees following many of the COVID-19 mandated shut down orders being lifted. However, the jobless rate remains above the pre-pandemic levels of about 3.5%. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continued to generate cash flow. The average annual occupancy rate for the residential properties (including the Pierre TIC) has increased from approximately 93.7% for the fiscal year ended October 31, 2020 to approximately 96.1% for the fiscal year ended October 31, 2021. The tenants at these properties, for the most part, continue to pay their rent.

At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been adversely affected by the previously mandated shut downs and the continued lingering impact to consumer sentiment and preferences for safety amid the reemergence of other COVID-19 variants. While the overall average cash realization of monthly billings as compared to monthly cash collections for the commercial properties for the year ended October 31, 2021 has resumed to pre-pandemic levels, the average annual occupancy rate has declined from approximately 79.7% for the fiscal year ended October 31, 2020 to approximately 76.3% for the fiscal year ended October 31, 2021. During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT Maryland affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT Maryland of approximately $140,000). The properties owned by Grande Rotunda and Damascus Centre were sold on December 30, 2021 and January 10, 2022, respectively. See Note 17 to FREIT Maryland’s consolidated financial statements for additional details. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the fiscal years ended October 31, 2021 and 2020, rental revenue deemed uncollectible of approximately $1.3 million and $1.4 million (with a consolidated impact to FREIT Maryland of approximately $0.8 million and $0.9 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT Maryland has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. On a case by case basis, FREIT has offered some commercial tenants deferrals of rent over a specified time period totaling approximately $132,000 and $206,000 (with a consolidated impact to FREIT Maryland of approximately $81,000 and $192,000) and rent abatements totaling approximately $239,000 and $238,000 (with a consolidated impact to FREIT Maryland of approximately $158,000 and $156,000) for the fiscal years ended October 31, 2021 and 2020, respectively. FREIT Maryland currently remains in active discussions and negotiations with these impacted retail tenants.

Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. As a result of the rejection of this lease, uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million were reversed against revenue, and unamortized leasing commissions in the amount of approximately $0.2 million were written off and fully expensed in Fiscal 2020 resulting in a net impact to net income of approximately $0.9 million (with a consolidated impact to FREIT Maryland of approximately $0.5 million) for the year ended October 31, 2020. Tenant improvements related to the Cobb Theatre with a net book value of approximately $7.3 million (with a consolidated impact to FREIT Maryland of approximately $4.4 million) as of October 31, 2020 were deemed to be impaired, written off and charged to operations in the consolidated statement of income for the fiscal year ended October 31, 2020. On December 30, 2021, the property owned by Grande Rotunda was sold. (See Notes 16 and 17 to FREIT Maryland’s consolidated financial statements for additional details.)

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of October 31, 2021 and 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheets as of October 31, 2021 and 2020. (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details).

For the fiscal year ended October 31, 2021, we have experienced a positive cash flow from operations with cash provided by operations of approximately $12.2 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of October 31, 2021 of approximately $35.9 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 5) and the additional $7.5 million in funds available to draw on the Boulders loan (See Note 17 for additional details) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-K.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. (See “Item 1A. Risk Factors” for additional details.) FREIT Maryland will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our stockholders and personnel. (See Note 16 to FREIT Maryland’s consolidated financial statements for further details.)

Residential Properties: While our residential properties continue to generate positive cash flow, the impact COVID-19 may have on these properties over the next year is uncertain and will depend on the duration of the pandemic and the recovery of the economy.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT Maryland’s retail tenants, which could have an adverse impact on FREIT Maryland. As the impact of the pandemic evolves, the impact COVID-19 may have on the operating and financial performance of our commercial properties is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants and the magnitude and duration of the pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs, including rent and the continued rollout of the vaccinations to the population.

On May 4, 2021, Burlington Coat Factory Warehouse (“Burlington”) amended its lease at the Westridge Square Shopping Center (owned by WestFREIT) extending the term of the lease for a period of one (1) year and ninety (90) days commencing on December 1, 2021 and expiring on February 28, 2023 (“Fourth Extension Period”). The fixed rent during this Fourth Extension Period was reduced from $59,120 per month to $35,830 per month. Additionally, Burlington has the right to terminate the lease at any time prior to the last day of the Fourth Extension Period by providing at least twelve (12) months prior written notice of such termination (the “Termination Notice”). In the event that Burlington delivers the Termination Notice, the term of the lease shall automatically end on the last day of the twelfth (12th) full calendar month immediately following receipt of the Termination Notice. On January 7, 2022 the property owned by WestFREIT was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

Reincorporation: On July 1, 2021, First Real Estate Investment Trust of New Jersey (“FREIT”) completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”) which was approved by its shareholders at the annual meeting of shareholders held on May 6, 2021. The Reincorporation changes the law applicable to FREIT’s affairs from New Jersey law to Maryland law and was accomplished by the merger of FREIT with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of FREIT has ceased and FREIT Maryland has succeeded to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT have received one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of stockholders required and all treasury stock held by FREIT was retired.

FREIT Maryland is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and its stock is traded on the over-the counter market under the trading symbol FREVS. (See Note 1 to FREIT Maryland’s consolidated financial statements for further details.)

Debt Financing Availability: Financing has been available to FREIT Maryland and its affiliates. The lis pendens filed in connection with the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT Maryland’s ability to refinance certain of its residential properties. In accordance with certain loan agreements, FREIT Maryland may be required to meet or maintain certain financial covenants throughout the term of the loan. As a result of COVID-19 pandemic rent losses and the planning for a potential redevelopment of its shopping center, as of October 31, 2021, Wayne PSC was not, and currently is not, in compliance with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank in the amount of approximately $22.6 million as of October 31, 2021. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan. The Company is currently working with the lender to remediate this covenant default. As of the date of the filing of this Form 10K report, the bank has not declared this loan to be in default. Until such time as a definitive agreement is entered into, there can be no assurance the loan covenant will be amended and the bank will not declare this loan to be in default.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as of October 31, 2021 and 2020, and for the years ended October 31, 2021, 2020 and 2019. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

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

See Note 1 to FREIT Maryland’s consolidated financial statements for recently issued accounting standards.

Results of Operations:

Fiscal Years Ended October 31, 2021 and 2020

Summary revenues and net income for the fiscal years ended October 31, 2021 (“Fiscal 2021”) and October 31, 2020 (“Fiscal 2020”) are as follows:

	Years Ended October 31,
	2021	2020	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$23,317	$24,089	$(772)
Residential properties	26,974	28,638	(1,664)
Total real estate revenues	50,291	52,727	(2,436)

Operating expenses:
Real estate operating expenses	22,294	22,922	(628)
Third party transaction costs	—	4,606	(4,606)
General and administrative expenses	5,195	3,821	1,374
Depreciation	9,300	10,341	(1,041)
Tenant improvement write-off due to COVID-19	—	7,277	(7,277)
Total operating expenses	36,789	48,967	(12,178)

Operating income	13,502	3,760	9,742

Investment income	116	204	(88)
Gain on deconsolidation of subsidiary	—	27,680	(27,680)
Loss on investment in tenancy-in-common	(295)	(202)	(93)
Financing costs	(12,276)	(14,122)	1,846
Net income	1,047	17,320	(16,273)

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(120)	3,233	(3,353)
Net income attributable to common equity	$927	$20,553	$(19,626)

Earnings per share - basic and diluted:	$0.13	$2.94	$(2.81)

Weighted average shares outstanding:
Basic	7,019	6,992
Diluted	7,022	6,994

Real estate revenue for Fiscal 2021 decreased 4.6% to $50,291,000 compared to $52,727,000 for Fiscal 2020. The decline in revenue was primarily attributable to the following: (a) a decline in revenue of approximately $2.7 million resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a tenancy-in-common form of ownership (“TIC”) as of February 28, 2020; (b) a decrease in reimbursement revenue of approximately $0.4 million primarily attributed to the settle-ups of Common Area Maintenance with commercial tenants in the fiscal quarter ended October 31, 2021; (c) a decline in revenue from the commercial segment of approximately $0.4 million, (net of lease termination payments received from PetValu in the amount of approximately $0.3 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatre at the Rotunda retail property), primarily driven by a decline in the average occupancy rate to 76.3% in Fiscal 2021 from 79.7% in Fiscal 2020; (d) an insurance reimbursement received at the Icon property in Fiscal 2020 in the amount of approximately $0.2 million; offset by (e) an increase in revenue from the residential segment of approximately $1.2 million primarily driven by an increase in the average occupancy rate to 96.5% in Fiscal 2021 from 94.0% in Fiscal 2020 and an increase in base rents across most properties.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2021 was $927,000 ($0.13 per share basic and diluted), compared to $20,533,000 ($2.94 per share basic and diluted) for Fiscal 2020.

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted net income-common equity for Fiscal 2021 and Fiscal 2020:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2021	2020	Change
	(In Thousands)
Income from real estate operations:
Commercial properties	$12,094	$12,755	$(661)
Residential properties	15,903	17,050	(1,147)
Total income from real estate operations	27,997	29,805	(1,808)

Financing costs:
Fixed rate mortgages	(5,783)	(7,401)	1,618
Floating rate mortgages	(5,159)	(5,303)	144
Other - Corporate interest	(225)	(329)	104
Mortgage cost amortization	(1,109)	(1,089)	(20)
Total financing costs	(12,276)	(14,122)	1,846

Investment income	116	204	(88)

General & administrative expenses:
Accounting fees	(426)	(558)	132
Legal and professional fees	(2,477)	(1,074)	(1,403)
Directors and consultant fees	(950)	(1,205)	255
Stock option expense	(42)	(46)	4
Corporate expenses	(1,300)	(938)	(362)
Total general & administrative expenses	(5,195)	(3,821)	(1,374)

Third party transaction costs	—	(4,606)	4,606
Depreciation	(9,300)	(10,341)	1,041
Loss on investment in tenancy-in-common	(295)	(202)	(93)
Adjusted net income (loss)	1,047	(3,083)	4,130

Tenant improvement write-off due to COVID-19	—	(7,277)	7,277
Gain on deconsolidation of subsidiary	—	27,680	(27,680)
Net income	1,047	17,320	(16,273)

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(120)	3,233	(3,353)
Net income attributable to common equity	$927	$20,553	$(19,626)

Adjusted net income (loss) for Fiscal 2021 was net income of $1,047,000 ($0.15 per share basic and diluted) compared to net loss of $3,083,000 (($0.44) per share basic and diluted) for Fiscal 2020. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on deconsolidation of the Pierre Towers property in Fiscal 2020; and a tenant improvement write-off due to COVID-19 in Fiscal 2020.

The increase in adjusted net income for Fiscal 2021 was primarily driven by the following: (a) third party transaction costs incurred in Fiscal 2020 of approximately $4.6 million; (b) a decrease in net financing costs of approximately $1.2 million (with a consolidated impact to FREIT Maryland of approximately $0.9 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT Maryland’s operating results of approximately $0.6 million in interest expense), primarily driven by a decline in interest rates on variable mortgage loans; (c) a decline in depreciation expense of approximately $0.6 million (with a consolidated impact to FREIT Maryland of approximately $0.3 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT Maryland’s operating results of approximately $0.5 million in depreciation expense), primarily driven by the tenant improvements written off in Fiscal 2020; (d) a decline in expense for the reserve of uncollectible rents for commercial tenants of approximately $0.4 million (with a consolidated impact to FREIT Maryland of approximately $0.3 million); (e) an increase in revenue, excluding the impact of the conversion of the Pierre Towers property to a TIC, in the amount of approximately $0.2 million (with a consolidated impact to FREIT Maryland of approximately $0.3 million) as explained above; (f) a decrease in leasing costs in the amount of approximately $0.2 million (with a consolidated impact to FREIT Maryland of approximately $0.1 million) resulting from the write-off of unamortized lease commissions in Fiscal 2020 due to the Cobb Theatres’ rejection of its lease; offset by (g) an increase in general & administrative expenses of approximately $1.4 million primarily driven by an increase in legal costs in Fiscal 2021 attributed to the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC and reincorporation expenses incurred in Fiscal 2021 to reincorporate in the state of Maryland; (h) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.5 million (with a consolidated impact to FREIT Maryland of approximately $0.4 million); (i) an increase in repairs and maintenance expense of approximately $0.5 million (with a consolidated impact to FREIT Maryland of approximately $0.3 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT Maryland’s operating results of approximately $0.2 million in repairs and maintenance expense); and (j) a decrease in adjusted net income with an impact of approximately $0.3 million attributed to the Pierre Towers deconsolidation from FREIT Maryland’s operating results in Fiscal 2020 (with a consolidated impact to FREIT Maryland of approximately $0.2 million). (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT Maryland’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT Maryland’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2021, as compared to Fiscal 2020 (See below for definition of NOI):

	Commercial				Residential						Combined
	Years Ended				Years Ended						Years Ended
	October 31,		Increase (Decrease)		October 31,				Increase (Decrease)		October 31,
	2021	2020	$	%	2021		2020		$	%	2021	2020
	(In Thousands)				(In Thousands)						(In Thousands)
Rental income	$17,875	$18,769	$(894)	-4.8%	$26,515		$27,812		$(1,297)	-4.7%	$44,390	$46,581
Reimbursements	5,311	5,690	(379)	-6.7%	157		150		7	4.7%	5,468	5,840
Other	361	27	334	1237.0%	302		676		(374)	-55.3%	663	703
Total revenue	23,547	24,486	(939)	-3.8%	26,974		28,638		(1,664)	-5.8%	50,521	53,124

Operating expenses	11,223	11,334	(111)	-1.0%	11,071		11,588		(517)	-4.5%	22,294	22,922
Net operating income	$12,324	$13,152	$(828)	-6.3%	$15,903		$17,050		$(1,147)	-6.7%	28,227	30,202

Average Occupancy %	76.3%	79.7%		-3.4%	96.5%	*	94.0%	*		2.5%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(230)	(397)
Investment income	116	204
Third party transaction costs	—	(4,606)
Gain on deconsolidation of subsidiary	—	27,680
Loss on investment in tenancy-in-common	(295)	(202)
General and administrative expenses	(5,195)	(3,821)
Depreciation	(9,300)	(10,341)
Tenant improvement write-off due to COVID-19	—	(7,277)
Financing costs	(12,276)	(14,122)
Net income	1,047	17,320
Net (income) loss attributable to noncontrolling interests in subsidiaries	(120)	3,233
Net income attributable to common equity	$927	$20,553

*Average occupancy rate excludes the Pierre Towers property  from all periods presented as the property was deconsolidated and converted to a TIC effective February 28, 2020.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT Maryland’s commercial segment for Fiscal 2021 decreased by 3.8% and 6.3%, respectively, as compared to Fiscal 2020. The decline in revenue for Fiscal 2021 was primarily attributed to the following: (a) a decrease in reimbursement revenue of approximately $0.4 million primarily attributed to the settle-ups of Common Area Maintenance with commercial tenants in the fiscal quarter ended October 31, 2021; and (b) a decline in revenue in the amount of approximately $0.6 million (net of lease termination payments received from PetValu in the amount of approximately $0.3 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatre at the Rotunda retail property) primarily attributable to a decline in the average occupancy rate to 76.3% in Fiscal 2021 from 79.7% in Fiscal 2020. The decline in NOI for Fiscal 2021 was primarily attributable to the following: (a) a decline in revenue of approximately $0.9 million as described above; (b) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.3 million; (c) an increase in repairs and maintenance expense of approximately $0.2 million; offset by (d) a decline in expense for the reserve of uncollectible rents of approximately $0.4 million; and (e) a decrease in leasing costs in the amount of approximately $0.2 million resulting from the write-off of unamortized lease commissions in Fiscal 2020 due to the Cobb Theatres’ rejection of its lease.

Same Property Operating Results: FREIT Maryland’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since all of FREIT Maryland’s commercial properties are considered same properties in Fiscal 2021 and Fiscal 2020, refer to the preceding paragraph for discussion of changes in same property results.

Leasing: The following tables reflect leasing activity at FREIT Maryland’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2021.

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	23	148,190	$13.83	$16.64	-16.9%	$—	$0.21

Non-comparable leases	7	12,514	$32.79	N/A	N/A	$1.27	$1.63

Total leasing activity	30	160,704

OFFICE:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	13	30,605	$33.01	$32.07	2.9%	$—	$0.34

Non-comparable leases	2	4,053	$23.72	N/A	N/A	$—	$1.34

Total leasing activity	15	34,658

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

On May 4, 2021, Burlington amended its lease at the Westridge Square Shopping Center (owned by WestFREIT) extending the term of the lease for a period of one (1) year and ninety (90) days commencing on December 1, 2021 and expiring on February 28, 2023 (“Fourth Extension Period”). The fixed rent during this Fourth Extension Period was reduced from $59,120 per month to $35,830 per month. Additionally, Burlington has the right to terminate the lease at any time prior to the last day of the Fourth Extension Period by providing at least twelve (12) months prior written notice of such termination (the “Termination Notice”). In the event that Burlington delivers the Termination Notice, the term of the lease shall automatically end on the last day of the twelfth (12th) full calendar month immediately following receipt of the Termination Notice. On January 7, 2022 the property owned by WestFREIT was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

On April 26, 2020, CB Theatre Experience, LLC filed for protection under Chapter 11 of the bankruptcy code as disclosed in the bankruptcy filings. The CB Theatre Experience, LLC (known as “Cobb Theatre”) at the Rotunda retail property in Baltimore, Maryland has been closed since April 2020 due to the mandated shut down related to the COVID-19 pandemic and on July 14, 2020 rejected its lease at this property as of June 30, 2020. During the first quarter ended January 31, 2021, FREIT Maryland received a settlement payment from Cobb Theatre in the amount of approximately $0.2 million (with a consolidated impact to FREIT Maryland of approximately $0.1 million).

The properties owned by Grande Rotunda, WestFREIT and Damascus Centre were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.

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

Pursuant to the TIC agreement, FREIT Maryland ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT Maryland’s investment in the TIC is accounted for under the equity method of accounting. While FREIT Maryland’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT Maryland no longer has a controlling interest as the TIC is now under joint control. (See Note 3 to FREIT Maryland’s consolidated financial statements for further details.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT Maryland’s residential segment for Fiscal 2021 decreased by 5.8% and 6.7%, respectively, as compared to Fiscal 2020. The decline in revenue for Fiscal 2021 was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $2.7 million; (b) an insurance reimbursement received at the Icon property in Fiscal 2020 in the amount of approximately $0.2 million; offset by (c) an increase in revenue of approximately $1.2 million driven by an increase in the average occupancy rate by approximately 2.5% over Fiscal 2020 and an increase in base rent across most properties. The decline in NOI for Fiscal 2021 was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in NOI of approximately $1.3 million; (b) an increase in repairs and maintenance expense of approximately $0.3 million; (c) an increase in operating expenses of approximately $0.3 million primarily driven by an increase in snow removal costs due to a harsher winter in Fiscal 2021 and an increase in janitorial costs; (d) an increase in advertising expense of approximately $0.1 million; and (e) an increase in expense for the reserve of uncollectible rents of approximately $0.1 million; offset by (f) an increase in revenue of approximately $1 million as explained above (excluding the impact of the Pierre Towers deconsolidation).

Same Property Operating Results: FREIT Maryland’s residential segment currently contains seven (7) same properties. (See definition of same property under Segment Information above.) The Pierre Towers property was excluded from same property results for both fiscal years because this property was deconsolidated and converted to a TIC as of February 28, 2020. Same property revenue and NOI increased by 3.8% and 1.1%, respectively, from Fiscal 2020. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT Maryland’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2021 and Fiscal 2020 were $1,998 and $1,953, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $281,000 and $276,000, respectively.

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

FINANCING COSTS

	Years Ended October 31,
	2021	2020
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$5,783	$7,401
New	—	—
Variable rate mortgages:
1st Mortgages
Existing	5,159	5,211
New	—	92
Other	225	329
Total financing costs, gross	11,167	13,033
Amortization of mortgage costs	1,109	1,089
Total financing costs, net	$12,276	$14,122

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2021 decreased by approximately $1,846,000 or 13.1%, compared to Fiscal 2020 which is attributable to the following: (a) a decline in interest on the variable mortgage loans for the Rotunda and WestFREIT properties of approximately $1,105,000 resulting from lower interest rates (See Note 17 to FREIT Maryland’s consolidated financial statements for further details); and (b) the deconsolidation of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in net financing costs of approximately $645,000. (See Note 3 to FREIT Maryland’s consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

INVESTMENT INCOME

Investment income for Fiscal 2021 was $116,000 as compared to $204,000 for Fiscal 2020. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian & Co. employees, including Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT Maryland, David B. Hekemian, a Director of FREIT Maryland, Allan Tubin, the Chief Financial Officer and Treasurer of FREIT Maryland and certain other members of the immediate family of the late Robert S. Hekemian, FREIT Maryland’s former Chairman, Chief Executive Officer and consultant of FREIT Maryland) for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT Maryland owns a 60% equity interest. (See Note 8 to FREIT Maryland’s consolidated financial statements for additional details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for Fiscal 2021 was $5,195,000 as compared to $3,821,000 for Fiscal 2020. The primary components of G&A are accounting/auditing fees, legal and professional fees, directors’ and consultant fees and corporate expenses. The increase in G&A costs for Fiscal 2021 was primarily driven by the following: (a) an increase in legal costs of approximately $1,403,000 primarily resulting from the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC; (b) an increase in corporate expenses of approximately $362,000 primarily attributed to reincorporation expenses incurred in Fiscal 2021 of approximately $493,000 to reincorporate in the state of Maryland offset by costs incurred in Fiscal 2020 for the formation and transfer of the Pierre subsidiary to a TIC of approximately $293,000; offset by (c) a decline in directors’ and consultant fees of approximately $255,000.

THIRD PARTY TRANSACTION COSTS

The Special Committee of the Board (“Special Committee”) incurred on behalf of the Company third party transaction costs for advisory, legal and other expenses primarily related to the Purchase and Sale Agreement and the Plan of Liquidation (See Notes 14 and 15 for additional details) in the amount of approximately $0 for Fiscal 2021 as compared to approximately $4,606,000 for Fiscal 2020. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement (See Note 14 for details) and on May 7, 2020, the Board approved the elimination of the Special Committee. No further transaction costs were incurred thereafter.

DEPRECIATION

Depreciation expense from operations for Fiscal 2021 was $9,300,000 as compared to $10,341,000 for Fiscal 2020. The decline in depreciation expense in Fiscal 2021 was primarily attributable to the following: (a) a decline in the amount of approximately $460,000 resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results as of February 28, 2020 (See Note 3 to FREIT Maryland’s consolidated financial statements for further details); and (b) the remainder of the decline is primarily related to tenant improvements written off in Fiscal 2020.

Results of Operations:

Fiscal Years Ended October 31, 2020 and 2019

Summary revenues and net income for Fiscal 2020 and October 31, 2019 (“Fiscal 2019”) are as follows:

	Years Ended October 31,
	2020	2019	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$24,089	$27,122	$(3,033)
Residential properties	28,638	33,155	(4,517)
Total real estate revenues	52,727	60,277	(7,550)

Operating expenses:
Real estate operating expenses	22,922	26,062	(3,140)
Third party transaction costs	4,606	1,416	3,190
General and administrative expenses	3,821	2,633	1,188
Depreciation	10,341	11,339	(998)
Tenant improvement write-off due to COVID-19	7,277	—	7,277
Total operating expenses	48,967	41,450	7,517

Operating income	3,760	18,827	(15,067)

Investment income	204	360	(156)
Unrealized loss on interest rate cap contract	—	(160)	160
Gain on sale of property	—	836	(836)
Gain on deconsolidation of subsidiary	27,680	—	27,680
Loss on investment in tenancy-in-common	(202)	—	(202)
Financing costs	(14,122)	(18,070)	3,948
Net income	17,320	1,793	15,527

Net loss (income) attributable to noncontrolling
interests in subsidiaries	3,233	(6)	3,239
Net income attributable to common equity	$20,553	$1,787	$18,766

Earnings per share - basic and diluted:	$2.94	$0.26	$2.68

Weighted average shares outstanding:
Basic	6,992	6,940
Diluted	6,994	6,940

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

Net income attributable to common equity (“net income-common equity”) for Fiscal 2020 was $20,553,000 ($2.94 per share basic and diluted), compared to $1,787,000 ($0.26 per share basic and diluted) for Fiscal 2019 primarily as a result of the non-cash gain on the deconsolidation of a subsidiary (See Note 3 to FREIT Maryland’s consolidated financial statements for additional details).

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted revenue and net income-common equity for Fiscal 2020 and Fiscal 2019:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2020	2019	Change
	(In Thousands)
Income from real estate operations:
Commercial properties	$12,755	$15,427	$(2,672)
Residential properties	17,050	18,788	(1,738)
Total income from real estate operations	29,805	34,215	(4,410)

Financing costs:
Fixed rate mortgages	(7,401)	(8,953)	1,552
Floating rate mortgages	(5,303)	(7,384)	2,081
Other - Corporate interest	(329)	(594)	265
Mortgage cost amortization	(1,089)	(1,139)	50
Total financing costs	(14,122)	(18,070)	3,948

Investment income	204	360	(156)
Unrealized loss on interest rate cap contract	—	(160)	160

General & administrative expenses:
Accounting fees	(558)	(654)	96
Legal and professional fees	(1,074)	(135)	(939)
Directors and consultant fees	(1,205)	(1,164)	(41)
Stock option expense	(46)	(124)	78
Corporate expenses	(938)	(556)	(382)
Total general & administrative expenses	(3,821)	(2,633)	(1,188)

Third party transaction costs	(4,606)	(1,416)	(3,190)
Depreciation	(10,341)	(11,339)	998
Loss on investment in tenancy-in-common	(202)	—	(202)
Adjusted net (loss) income	(3,083)	957	(4,040)

Tenant improvement write-off due to COVID-19	(7,277)	—	(7,277)
Gain on sale of property	—	836	(836)
Gain on deconsolidation of subsidiary	27,680	—	27,680
Net income	17,320	1,793	15,527

Net loss (income) attributable to noncontrolling
interests in subsidiaries	3,233	(6)	3,239
Net income attributable to common equity	$20,553	$1,787	$18,766

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

The adjusted net loss for Fiscal 2020 was primarily driven by the following: (a) an increase in third party transaction costs incurred in Fiscal 2020 of approximately $3.2 million; (b) a reduction in total revenue, excluding the impact of the conversion of the Pierre property to a TIC, in the amount of approximately $2.8 million (with a consolidated impact to FREIT Maryland of approximately $1.5 million) as explained above; (c) an increase in G&A expenses of approximately $1.2 million primarily driven by an increase in legal costs of approximately $1 million attributed to the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC and an increase of approximately $0.3 million in lender and legal fees related to the conversion of the Pierre Towers partnership to a TIC in Fiscal 2020; (d) an increase in expense for the reserve of uncollectible rents of approximately $0.4 million (with a consolidated impact to FREIT Maryland of approximately $0.3 million) primarily resulting from the COVID-19 pandemic impact on certain commercial non-essential tenants due to mandated shut downs and imposed restrictions; (e) an increase in leasing costs due to the Cobb Theatres’ rejection of its lease in the amount of approximately $0.2 million; offset by (f) a decrease in financing costs of approximately $2.7 million (with a consolidated impact to FREIT Maryland of approximately $1.8 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT Maryland’s operating results of approximately $1.3 million in interest expense), primarily attributed to the decline in interest rates on variable mortgage loans; and (g) a decline in repairs and maintenance expense of approximately $1.1 million (with a consolidated impact to FREIT Maryland of approximately $0.8 million) due to the deferral of non-essential maintenance projects across all properties in Fiscal 2020 in an effort to keep such costs lower while the Company has experienced a loss of revenues at the commercial properties and to adjust to the difficulty in hiring contractors due to imposed COVID-19 restrictions and mandates. See Note 3 to FREIT Maryland’s consolidated financial statements for further details on the deconsolidation of the Pierre Towers property to a TIC. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT Maryland’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT Maryland’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2020, as compared to Fiscal 2019 (See below for definition of NOI):

	Commercial					Residential						Combined
	Years Ended					Years Ended						Years Ended
	October 31,			Increase (Decrease)		October 31,				Increase (Decrease)		October 31,
	2020	2019		$	%	2020		2019		$	%	2020	2019
	(In Thousands)					(In Thousands)						(In Thousands)
Rental income	$18,769	$20,324		$(1,555)	-7.7%	$27,812		$32,592		$(4,780)	-14.7%	$46,581	$52,916
Reimbursements	5,690	6,295		(605)	-9.6%	150		134		16	11.9%	5,840	6,429
Other	27	73		(46)	-63.0%	676		449		227	50.6%	703	522
Total revenue	24,486	26,692		(2,206)	-8.3%	28,638		33,175		(4,537)	-13.7%	53,124	59,867

Operating expenses	11,334	11,694		(360)	-3.1%	11,588		14,368		(2,780)	-19.3%	22,922	26,062
Net operating income	$13,152	$14,998		$(1,846)	-12.3%	$17,050		$18,807		$(1,757)	-9.3%	30,202	33,805
Gain on sale of property	$—	$836		$(836)	-100.0%	$—		$—		$—	0.0%	—	836

Average Occupancy %	79.7%	81.5%	*		-1.8%	94.0%	**	95.6%	**		-1.6%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(397)	410
Investment income	204	360
Unrealized loss on interest rate cap contract	—	(160)
Third party transaction costs	(4,606)	(1,416)
Gain on deconsolidation of subsidiary	27,680	—
Loss on investment in tenancy-in-common	(202)	—
General and administrative expenses	(3,821)	(2,633)
Depreciation	(10,341)	(11,339)
Tenant improvement write-off due to COVID-19	(7,277)	—
Financing costs	(14,122)	(18,070)
Net income	17,320	1,793
Net loss (income) attributable to noncontrolling interests in subsidiaries	3,233	(6)
Net income attributable to common equity	$20,553	$1,787

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

Same Property NOI: FREIT Maryland considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT Maryland defines same property within both the commercial and residential segments to be those properties that FREIT Maryland has owned and operated for both the current and prior periods presented, excluding those properties that FREIT Maryland acquired or redeveloped during those periods. Any newly acquired property that has been in operation for less than a year, any property that is undergoing a major redevelopment but may still be in operation at less than full capacity, and/or any property that has been sold or deconsolidated is not considered same property.

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by GAAP, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains eight (8) separate properties. Seven of these properties are multi-tenanted retail or office centers, and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT Maryland from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. On February 8, 2019, FREIT Maryland sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. The sale of this property eliminated an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated the building in December 2015 (see Note 2 to FREIT Maryland’s consolidated financial statements for further details).

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT Maryland’s commercial segment for Fiscal 2020 decreased by 8.3% and 12.3%, respectively, as compared to Fiscal 2019. The decline in revenue for Fiscal 2020 was primarily attributable to the following: (a) a reduction in revenue as compared to Fiscal 2019 resulting from Cobb Theatre’s rejection of its lease due to the Cobb Theatre bankruptcy filing as of June 30, 2020 at the Rotunda retail property in the amount of approximately $0.7 million (excluding the straight-line rent receivable write-off of approximately $0.4 million); (b) a reduction in total revenue in the amount of approximately $1.2 million (excluding the straight-line rent receivable write-off of approximately $0.2 million) as compared to Fiscal 2019 due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue primarily attributed to commercial tenants suffering adverse financial consequences as a result of the COVID-19 pandemic; (c) a decrease in revenue of approximately $0.2 million attributed to commercial rent abatements resulting from the COVID-19 pandemic; and (d) the remainder of the decline of approximately $0.1 million attributed to the 1.8% decrease in the average annual occupancy rate in Fiscal 2020 as compared to Fiscal 2019. The decline in NOI for Fiscal 2020 was primarily attributable to the following: (a) a decrease in revenue of approximately $2.2 million as explained above; (b) an increase in expense for the reserve of uncollectible rents of approximately $0.3 million primarily resulting from the COVID-19 pandemic impact; (c) a write-off of unamortized leasing costs related to Cobb Theatres’ rejection of its lease in the amount of approximately $0.2 million; offset by (d) a decline in repairs and maintenance expense of approximately $0.7 million due to the deferral of non-essential maintenance projects across all properties in Fiscal 2020 in an effort to keep such costs lower while the Company has experienced a loss of revenues at the commercial properties and to adjust to the difficulty in hiring contractors due to imposed COVID-19 restrictions and mandates.

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

RESIDENTIAL SEGMENT

FREIT Maryland currently operates seven (7) multi-family apartment buildings or complexes totaling 1,171 apartment units. On February 28, 2020, FREIT Maryland reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a TIC. Prior to this reorganization, FREIT Maryland owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT Maryland consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT Maryland reflected as

“noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT Maryland ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT Maryland’s investment in the TIC is accounted for under the equity method of accounting. While FREIT Maryland’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT Maryland no longer has a controlling interest as the TIC is now under joint control. Since FREIT Maryland retained a noncontrolling financial interest in the TIC, and the deconsolidation (as of February 28, 2020) of the subsidiary is not the result of a nonreciprocal transfer to owners, a gain on deconsolidation in the amount of approximately $27.7 million was recognized in the accompanying consolidated statement of income for the year ended October 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities. (See Note 3 to FREIT Maryland’s consolidated financial statements for further details.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT Maryland’s residential segment for Fiscal 2020 decreased by 13.7% and 9.3%, respectively, as compared to Fiscal 2019. The decline in revenue for Fiscal 2020 was primarily attributable to the following: (a) a decline in revenue of approximately $5 million resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a TIC as of February 28, 2020; offset by (b) insurance reimbursements received in Fiscal 2020 of approximately $0.3 million; and (c) a slight increase in base rents at most properties of approximately $0.2 million as compared to Fiscal 2019. The decline in NOI for Fiscal 2020 is primarily attributed the deconsolidation of the operating results of the Pierre Towers property from FREIT Maryland’s operating results resulting in a decrease of approximately $2.2 million in NOI as compared to Fiscal 2019 offset by a decline in repairs and maintenance expense of approximately $0.4 million due to the deferral of non-essential maintenance projects across all properties in Fiscal 2020 in an effort to keep such costs lower while the Company has experienced a loss of revenues at the commercial properties and to adjust to the difficulty in hiring contractors due to imposed COVID-19 restrictions and mandates. Average occupancy for all residential properties for Fiscal 2020 decreased by approximately 1.6% over Fiscal 2019. The decline in the average occupancy rate is primarily driven by the decline in the average occupancy rate at the Icon to an average occupancy rate of 91.5% for Fiscal 2020 as compared to 95.1% for Fiscal 2019. This decline in occupancy rate is primarily attributed to tenants attending the Johns Hopkins University, which is in close proximity to the Icon and represents approximately 30% of our tenants at this property. In response to the COVID-19 pandemic, Johns Hopkins University only offered online classes for the fall semester which resulted in a loss of these tenants at our property.

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

FREIT Maryland’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2020 and Fiscal 2019 were $1,953 and $1,914, respectively. For comparability purposes, the average residential rent for Fiscal 2019 has been restated to include the impact of Station Place and exclude the impact of the Pierre Towers due to the deconsolidation and conversion to a TIC in Fiscal 2020. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $274,000 and $258,000, respectively.

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

Total net financing costs for Fiscal 2020 decreased by approximately $3,948,000 or 21.8%, compared to Fiscal 2019 which is attributable to the following: (a) a decline in interest on variable mortgage loans of approximately $2,081,000 resulting from lower interest rates; (b) the deconsolidation of the Pierre Towers property from FREIT Maryland’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in net financing costs of approximately $1,289,000; (c) a decline in other interest expense of approximately $265,000 primarily resulting from the $5 million payment of deferred Trustee fees to two retired Trustees earlier in Fiscal 2020 and a decline in the ten (10)-year Treasury Bond interest rate as compared to Fiscal 2019; and (d) the remainder of the decrease of approximately $313,000 resulted from the decline in interest on fixed interest rate mortgages due to another year of loan amortization. (See Note 3 to FREIT Maryland’s consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

INVESTMENT INCOME

Investment income for Fiscal 2020 was $204,000 as compared to $360,000 for Fiscal 2019. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian & Co. employees, including Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT Maryland, David B. Hekemian, a Director of FREIT Maryland, Allan Tubin, the Chief Financial Officer and Treasurer of FREIT Maryland and certain other members of the immediate family of the late Robert S. Hekemian, FREIT Maryland’s former Chairman, Chief Executive Officer and consultant of FREIT Maryland) for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT Maryland owns a 60% equity interest. (See Note 8 to FREIT Maryland’s consolidated financial statements for additional details.)

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expense for Fiscal 2020 was $3,821,000 as compared to $2,633,000 for Fiscal 2019. The primary components of G&A are accounting/auditing fees, legal and professional fees, Trustees’ and consultant fees and corporate expenses. The increase in G&A costs for Fiscal 2020 was primarily driven by an increase in legal costs of approximately $960,000 resulting from the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC and an increase of approximately $300,000 in lender and legal fees related to the conversion of the Pierre Towers partnership to a TIC in Fiscal 2020. (See Note 3 to FREIT Maryland’s consolidated financial statements for additional details.)

THIRD PARTY TRANSACTION COSTS

The Special Committee incurred on behalf of the Company third party transaction costs for advisory, legal and other expenses primarily related to the Purchase and Sale Agreement and the Plan of Liquidation (See Notes 14 and 15 for additional details) in the amount of approximately $4,606,000 for Fiscal 2020 as compared to approximately $1,416,000 for Fiscal 2020. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement (See Note 14 for details) and on May 7, 2020, the Board approved the elimination of the Special Committee. No further transaction costs were incurred thereafter.

DEPRECIATION

Depreciation expense from operations for Fiscal 2020 was $10,341,000 as compared to $11,339,000 for Fiscal 2019. The decline in depreciation expense for Fiscal 2020 was primarily attributable to the deconsolidation of the operating results of the Pierre

Towers property from FREIT Maryland’s operating results as of February 28, 2020. (See Note 3 to FREIT Maryland’s consolidated financial statements for further details.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $12.2 million for Fiscal 2021 as compared to net cash provided by operating activities of $3.9 million for Fiscal 2020. FREIT Maryland expects that cash provided by operating activities, including cash received from property sales subsequent to October 31, 2021 (see Note 17 to FREIT Maryland’s consolidated financial statements) and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments which are expected to be refinanced and/or extended), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this Form 10-K.

As at October 31, 2021, FREIT Maryland had cash, cash equivalents and restricted cash totaling $39 million, compared to $39.5 million at October 31, 2020. The decrease in cash in Fiscal 2021 is primarily attributable to $10.9 million in net cash used in financing activities, $1.8 million in net cash used in investing activities including capital expenditures offset by $12.2 million in net cash provided by operating activities.

On February 8, 2019, FREIT Maryland sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. In connection with and in anticipation of the closing of the sale of the Patchogue property, FREIT Maryland declared a one-time special dividend of $0.10 per share in the first quarter of Fiscal 2019. The sale of this property eliminated an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated the building in December 2015. (See Note 2 to FREIT Maryland’s consolidated financial statements.)

In Fiscal 2017, Grande Rotunda, LLC (“Grande Rotunda”) incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan previously held with Wells Fargo was at its maximum level resulting in no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda (FREIT Maryland with a 60% ownership and Rotunda 100, LLC (Rotunda 100) with a 40% ownership) contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of October 31, 2021 and 2020, Rotunda 100 has funded Grande Rotunda with approximately $3.3 million and $5.9 million (including accrued interest), respectively, which is included in “Due to affiliate” on the accompanying consolidated balance sheets.

Credit Line: FREIT Maryland’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT Maryland’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of October 31, 2021 and 2020, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details.)

Dividend: After careful consideration of FREIT Maryland’s Fiscal 2021 results and projected operating results and cash needs, the FREIT Maryland Board of Directors (“Board”) declared a fourth quarter dividend of $0.10 per share which was paid on December 15, 2021 to stockholders of record on December 1, 2021. The Board will continue to evaluate the dividend on a quarterly basis.

As of October 31, 2021, FREIT Maryland’s aggregate outstanding mortgage debt was $301.3 million, which bears a weighted average interest rate of 3.56% and an average life of approximately 2.44 years. FREIT Maryland’s fixed rate mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2022	2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$199.5 (A)	$34.8 (B)	$9.0	$13.9	$0.0	$0.0	$10.5	$26.0

	(A)	Includes the following:
		(1) A loan on the Rotunda property located in Baltimore, Maryland in the amount of approximately $116.5 million which would have matured on February 6, 2022. On December 30, 2021, the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

		(2) A loan on the Westridge Square Shopping Center located in Frederick, Maryland in the amount of approximately $21.1 million which has a maturity date of January 31, 2021. On January 7, 2022, the property owned by WestFREIT was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

		(3) A loan on the Boulders property, which is a residential property located in Rockaway, New Jersey in the amount of approximately $14.5 million which had a maturity date of February 1, 2022. The loan was refinanced on December 30, 2021 in the amount of $7.5 million with additional funding available of up to another $7.5 million and has a maturity date of January 1, 2024. (See Note 5 to FREIT Maryland's consolidated financial statements for additional details.)

		(4) A loan on the Preakness Shopping Center located in Wayne, New Jersey in the amount of approximately $22.6 million. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan. (See Note 5 to FREIT Maryland's consolidated financial statements for additional details.)

	(B)	Includes a loan on the Damascus property located in Damascus, Maryland in the amount of approximately $18.2 million. On January 10, 2022, the property owned by Damascus was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

The following table shows the estimated fair value and carrying value of FREIT Maryland’s long-term debt, net at October 31, 2021 and 2020:

($ in Millions)	October 31, 2021	October 31, 2020

Fair Value	$301.6	$311.4

Carrying Value, Net	$299.9	$305.4

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT Maryland expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent FREIT Maryland has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2021, a 1% interest rate increase would reduce the fair value of FREIT Maryland’s debt by $4.4 million, and a 1% decrease would increase the fair value by $4.6 million.

FREIT Maryland continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to stockholders.

On February 7, 2018, Grande Rotunda refinanced its construction loan with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021 with two one-year options of Grande Rotunda to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. At October 31, 2021, the total amount outstanding on this loan was approximately $116.5 million and the interest rate was approximately 2.93%. (See Notes 5 and 6 to FREIT Maryland’s consolidated financial statements for further details). On December 30, 2021, the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 to FREIT Maryland’s consolidated financial statements for additional details in regards to the lis pendens.) This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT Maryland receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of October 31, 2021, $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%. (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details.)

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), (owned 100% by FREIT Maryland), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This loan, secured by an apartment building located in Wayne, New Jersey, has a term of ten years and bears a fixed interest rate equal to 3.54%. Interest-only payments are required each month for the first five years of the term and thereafter, principal payments plus accrued interest will be required each month through maturity. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes. (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details.)

On April 3, 2019, WestFREIT, Corp. exercised its option to extend its loan secured by the Westridge Square shopping center in Frederick, Maryland, held by M&T Bank, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the existing agreement. WestFREIT, Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT, Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. As of October 31, 2021, approximately $21.2 million of this loan was outstanding and the interest rate was approximately 2.68%. (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details.) On January 7, 2022, the property owned by WestFREIT was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

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

FREIT Maryland has variable interest rate loans secured by its Damascus Centre, LLC (“Damascus Centre”), Wayne PSC, LLC (“Wayne PSC”), FREIT Regency, LLC (“Regency”) and Station Place on Monmouth, LLC (“Station Place”) properties. To reduce interest rate fluctuations, FREIT Maryland entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $22,320,000 ($18,320,000 at October 31, 2021) for the Damascus Centre swaps, a notional amount of approximately $16,200,000 ($14,921,000 at October 31, 2021) for the Regency swap, a notional amount of approximately $25,800,000 ($22,333,000 at October 31, 2021) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($11,971,000 at October 31, 2021) for the Station Place swap.

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

FREIT Maryland has a variable interest rate loan secured by its Rotunda property. As part of the refinancing of Grande Rotunda’s construction loan with a new loan from Aareal Capital Corporation, Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. The cap contract was based on a notional amount of approximately $118,520,000 ($118,520,000 at October 31, 2021). On December 30, 2021, the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")” which was adopted by FREIT Maryland in the first quarter of Fiscal 2020 (see Note 1 to FREIT Maryland’s consolidated financial statements for further details), FREIT Maryland marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT Maryland’s consolidated statement of income; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense. In Fiscal 2019, prior to the adoption of ASU 2017-12, the Grande Rotunda interest rate cap which matured on March 5, 2020 was, for accounting purposes, deemed to be an ineffective cash flow hedge with a corresponding gain or loss being recorded in FREIT Maryland’s consolidated statement of income.

FREIT Maryland has the following derivative-related risks with its swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT Maryland wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT Maryland’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT Maryland’s fixed interest payments and FREIT Maryland elected early termination, FREIT Maryland would realize a gain on termination. At October 31, 2021, the swap contracts for Damascus Centre, Regency, Station Place and Wayne PSC were in the counterparties’ favor. If FREIT Maryland had terminated these contracts at that date it would have realized losses of approximately $0 for the Grande Rotunda cap, $278,000 for the Damascus Centre swaps, $750,000 for the Regency swap, $932,000 for the Station Place swap and $348,000 for the Wayne PSC swap, all of which have been included as a liability in FREIT Maryland’s consolidated balance sheet as at October 31, 2021. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the year ended October 31, 2021, FREIT Maryland recorded an unrealized gain of approximately $2,616,000 in the consolidated statement of comprehensive income. For the year ended October 31 2020, FREIT Maryland recorded an unrealized loss of $2,798,000 in the consolidated statement of comprehensive income representing the change in fair value of the swaps during such period.

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT Maryland reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

FREIT Maryland’s total contractual obligations under its line of credit and mortgage loans in place as of October 31, 2021 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within		2 - 3		4 - 5	After 5
	Total	One Year		Years		Years	Years
Long-Term Debt
Annual Amortization	$7,550	$2,133		$1,753		$1,659	$2,005
Balloon Payments	293,726	199,547	(A)	43,824	(B)	13,892	36,463
Total Long-Term Debt *	$301,276	$201,680		$45,577		$15,551	$38,468

*	Includes deferred interest in the amount of approximately $358,000. See Note 5 to FREIT Maryland's consolidated financials for additional details.

(A)	Includes the following:
(1) A loan on the Rotunda property located in Baltimore, Maryland in the amount of approximately $116.5 million which would have matured on February 6, 2022. On December 30, 2021, the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

(2) A loan on the Westridge Square Shopping Center located in Frederick, Maryland in the amount of approximately $21.1 million which has a maturity date of January 31, 2021. On January 7, 2022, the property owned by WestFREIT was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

(3) A loan on the Preakness Shopping Center located in Wayne, New Jersey in the amount of approximately $22.6 million. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan. (See Note 5 to FREIT Maryland's consolidated financial statements for additional details.)

(4)A loan on the Boulders property, which is a residential property located in Rockaway, New Jersey in the amount of approximately $14.5 million which had a maturity date of February 1, 2022. The loan was refinanced on December 30, 2021 in the amount of $7.5 million with additional funding available of up to another $7.5 million and has a maturity date of January 1, 2024. (See Note 5 to FREIT Maryland's consolidated financial statements for additional details.)

(B)	Includes a loan on the Damascus property located in Damascus, Maryland in the amount of approximately $18.2 million. On January 10, 2022, the property owned by Damascus was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

FREIT Maryland’s annual estimated cash requirements related to interest on its line of credit and mortgage loans in place as of October 31, 2021 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
		Within		2 - 3	4 - 5	After 5
	Total	One Year		Years	Years	Years

Interest on Fixed Rate Debt*	$18,216	$4,170	(A)	$6,481	$4,164	$3,401
Interest on Variable Rate Debt **	1,649	1,649	(B)	—	—	—
Total Interest Obligations	$19,865	$5,819		$6,481	$4,164	$3,401

*	Includes interest on the loan for Preakness Shopping Center located in Wayne, New Jersey in the amount of approximately $22.6 million through the maturity date of October 1, 2026 which has been included in the column "within one year" on the Contractual Obligations - Principal table above.

**	Interest based on rates as of October 31, 2021

(A)	Includes interest on the loan on the Damascus property through the date of sale of January 10, 2022. The proceeds from the sale were used to pay off the then outstanding loan balance. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

(B)	Includes interest on the loan on the Rotunda and WestFREIT property through the date of sale of December 30, 2021 and January 7, 2022, respectively. The proceeds from each of these sales were used to pay off the then outstanding loan balance. (See Note 17 to FREIT Maryland's consolidated financial statements for additional details.)

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

	Years Ended October 31,
	2021	2020		2019
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$1,047	$17,320		$1,793
Depreciation of consolidated properties	9,300	10,341		11,339
Tenant improvement write-off due to COVID-19	—	7,277		—
Amortization of deferred leasing costs	544	730		611
Distributions to non-controlling interests	(1,350)	(583	)(b)	(686)
Adjustment to loss in investment in tenancy-in-common for depreciation	1,408	933		—
Gain on sale of property	—	—		(836)
Gain on deconsolidation of subsidiary	—	(27,680)		—

FFO	$10,949	$8,338		$12,221

Per Share - Basic and Diluted	$1.56	$1.19		$1.76

(a) As prescribed by NAREIT.
(b) FFO excludes the distribution of proceeds to non-controlling interests in the amount of approximately $3.3 million related to the refinancing of the loan for the Westwood Hills property. See Note 5 to the consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$10,949	$8,338		$12,221
Deferred rents (Straight lining)	230	397		(410)
Capital Improvements - Apartments	(625)	(347)		(685)
AFFO	$10,554	$8,388		$11,126

Per Share - Basic and Diluted	$1.50	$1.20		$1.60

Weighted Average Shares Outstanding:
Basic	7,019	6,992		6,940
Diluted	7,022	6,994		6,940

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

DISTRIBUTIONS TO STOCKHOLDERS

Since its inception in 1961, FREIT Maryland has elected to be treated as a REIT for federal income tax purposes. In order to qualify as a REIT, FREIT Maryland must satisfy a number of highly technical and complex operational requirements of the Internal Revenue Code, including a requirement that FREIT Maryland must distribute to its stockholders at least 90% of its REIT taxable income. Although cash used to make distributions reduces amounts available for capital investment, FREIT Maryland generally intends to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT Maryland dividends other than capital gains dividends, which are subject to capital gains rates. FREIT Maryland’s policy is to pass on at least 90% of its ordinary taxable income to stockholders. FREIT Maryland’s taxable income is untaxed at FREIT Maryland level to the extent distributed to stockholders. FREIT Maryland’s dividends of ordinary taxable income will be taxed as ordinary income to its stockholders and FREIT Maryland’s capital gains dividends will be taxed as capital gains to its stockholders. FREIT Maryland’s Board evaluates the dividend to be declared/paid (if any) on a quarterly basis.

The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage of taxable income for those periods.

	Fiscal Years Ended October 31,
	2021	2020	2019
First Quarter	$0.05	$—	$0.150
Second Quarter	$0.05	$—	$0.125
Third Quarter	$0.05	$—	$0.125
Fourth Quarter	$0.10	$—	$0.200
Total For Year	$0.25	$—	$0.600

		(in thousands of dollars)						Dividends
Fiscal	Per	Total	Ordinary		Capital Gain	Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis	Income		Taxable Income
2021	$0.25	$1,755	$1,774	*	$—	$1,774	*	98.9%
2020	$—	$—	$—		$—	$—		0.0%
2019	$0.60	$4,173	$4,073		$100	$3,877		107.6%
*Estimated

INFLATION

Inflation can impact the financial performance of FREIT Maryland in various ways. FREIT Maryland’s commercial tenant leases normally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT Maryland. Apartment leases are generally for a one-year term, which may allow FREIT Maryland to seek increased rents as leases renew or when new tenants are obtained, subject to prevailing market conditions.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” and “Segment Information” in Item 7 above.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT Maryland are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 67 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT Maryland’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT Maryland’s management, including FREIT Maryland’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT Maryland’s disclosure controls and procedures are effective as of October 31, 2021. There have been no significant changes in FREIT Maryland’s internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT Maryland’s management, under the supervision of FREIT Maryland’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT Maryland’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT Maryland’s internal control over financial reporting was effective as of October 31, 2021.

Changes in Internal Control Over Financial Reporting — FREIT Maryland’s management, with the participation of FREIT Maryland’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT Maryland’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2021. Based on that evaluation, management concluded that there has been no change in FREIT Maryland’s internal control over financial reporting during the fourth quarter of Fiscal 2021 that has materially affected, or is reasonably likely to materially affect, FREIT Maryland’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The executive officers and directors of FREIT Maryland are as follows:

Name	Age	Position(s)
Robert S. Hekemian, Jr.	62	Chief Executive Officer, President and Director
Ronald J. Artinian	73	Chairman of the Board and Director
David F. McBride, Esq.	74	Director
John A. Aiello, Esq.	72	Secretary and Director
Justin F. Meng	43	Director
David B. Hekemian	55	Director
Richard J. Aslanian	61	Director
Allan Tubin	83	Chief Financial Officer and Treasurer

There are no family relationships among the members of the FREIT Maryland Board of Directors (the “Board”) and the executive officers, except that Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT Maryland, and David B. Hekemian, a director, are siblings and the sons of the late Robert S. Hekemian, FREIT Maryland’s former Chairman and Chief Executive Officer and the former Chairman and Chief Executive Officer of Hekemian & Co., Inc., FREIT Maryland’s managing agent (“Hekemian & Co.”). During the past five years, none of the directors or executive officers of FREIT Maryland have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except Robert S. Hekemian, Jr., who was a director of Oritani Financial Corp. (ORIT), the holding company for Oritani Bank, of which he was also a director, until Oritani Financial Corp. merged into Valley National Bancorp in December 2019, and Ronald J. Artinian, who served as a director of CommonWealth REIT (now known as Equity Commonwealth) during 2014, and The Reserve, The Reserve Primary Fund in Liquidation and The Reserve Yield Plus Fund in Liquidation, which are registered investment companies, from 2006 to 2016.

Each of the executive officers of FREIT Maryland serves in his office(s) until such time as his successor is elected and qualified.

Biographical Information

Robert S. Hekemian, Jr. has served as a director since 2007, and he was appointed as Chief Executive Officer of FREIT Maryland in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of FREIT Maryland. Mr. Hekemian was additionally appointed to the office of President of FREIT Maryland in February 2019. Mr. Hekemian’s current term as a member of the Board is scheduled to expire in April 2023 and his term as President and Chief Executive Officer will expire at such time as his successor qualifies and is appointed. Mr. Hekemian has been involved in a variety of real estate activities for over 40 years, including property management, leasing, mortgage financing, construction and acquisitions of multifamily, residential and commercial properties located throughout the Northeast and Mid-Atlantic regions of the United States. He has served as Chief Executive Officer of Hekemian & Co. since 2021. From 2004 to 2020, Mr. Hekemian served as President and Chief Operating Officer of Hekemian & Co. From 1983 to 2003, Mr. Hekemian served as Executive Vice President of Hekemian & Co. Mr. Hekemian is principally responsible for identifying real estate acquisitions and evaluating the performance of the real estate properties managed by Hekemian & Co. with a view toward strategic decision making. Mr. Hekemian formerly served on the Board of Oritani Bank and was Chair of the Loan Committee. Mr. Hekemian is a member of the Board of Governors of Hackensack University Medical Center and a former director of the Hackensack University Medical Center Foundation. He formerly served on the Board of the New York Philharmonic and was the former Chairman of the Bergen County Community College Foundation. Mr. Hekemian is a Board Member of the Oritani Charitable Foundation. Mr. Hekemian was appointed Condemnation Commissioner by the State of New Jersey and has served on various corporate and charitable committees. He is a Board Member of the Meridian School of Medicine and Chairs the Student Affairs Committee. Mr. Hekemian earned a Bachelor of Science in Business Administration from American University and graduated as a MIT Sloan Fellow from the MIT Sloan School with a Master of Science in Management.

Ronald J. Artinian has served as a director since 1992, and he was appointed as Chairman of FREIT Maryland in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of FREIT Maryland. Mr.

Artinian’s current term as a member of the Board is scheduled to expire at the 2022 annual meeting of FREIT Maryland’s stockholders and his term as Chairman will expire at such time as his successor is appointed and qualifies. Mr. Artinian worked in the financial services industry for 26 years, including with Smith Barney, Inc. from 1989 to 1998, where Mr. Artinian held positions as an Executive Vice President, Managing Director and National Sales Manager. Mr. Artinian retired from Smith Barney in January 1998 in order to pursue other business interests as a private investor. Mr. Artinian joined the board of The Reserve, a money market fund, in 2007 and served as lead independent director from March 2009 through December 2016. Mr. Artinian earned a Bachelor of Arts in English from the University of Pennsylvania and a Master of Business Administration from the University of Pennsylvania, Wharton School.

David F. McBride, Esq. has served as a director since 2007. His current term as a member of the Board is scheduled to expire in April 2023. Mr. McBride has over 45 years of diversified real estate experience. He is the Chief Executive Officer of McBride Enterprises, Inc., a family-owned real estate company started in 1898. Mr. McBride was responsible for the development of numerous office and industrial properties, as well as residential projects in Northern New Jersey. He also oversaw the operations of his family’s general construction company, the Alpert P. Schmidt Construction Company, civil engineering firm, Urban Planning and Engineering Company, and commercial brokerage firm, McBride Corporate Real Estate. Mr. McBride was also instrumental in forming the Keystone Property Trust (NYSE) in 1998 and served as Chairman of its board until its sale to ProLogis (NYSE) in 2004. Mr. McBride has also been a Partner in and is presently Of Counsel to the law firm of Harwood Lloyd, LLC, specializing in real estate matters. Since 1998, Mr. McBride has also served as the Chairman and President of the Mountain Club Inc., t/a The High Mountain Golf Club. Mr. McBride also served on the Advisory Board of the McDonough School of Business at Georgetown University from 2008 to 2018. Mr. McBride earned a Bachelor of Arts in Economics from Georgetown University and a Juris Doctor from the Georgetown University Law School.

John A. Aiello, Esq. has served as the Secretary of FREIT Maryland since 2003 and as a member of the Board since December 2015. His current term as a member of the Board is scheduled to expire in April 2024. Mr. Aiello is an officer and shareholder of the law firm of Giordano, Halleran & Ciesla, P.C., where he has practiced law for 47 years. He is Chairman of the law firm’s Corporate and Securities practice group and concentrates his practice on corporate and securities law matters, including mergers and acquisitions and various corporate finance transactions. See the section entitled “Certain Relationships and Related Party Transactions; Director Independence”. Mr. Aiello is an emeritus member and former Chairman of the Board of Directors of the Business Law Section of the New Jersey State Bar Association and a former member of the Board of Directors of the New Jersey chapter of the Association for Corporate Growth, a non-profit organization of professionals and business leaders in the middle market mergers and acquisitions space. Mr. Aiello is also a member of the Advisory Board of the Leon Hess School of Business of Monmouth University. Mr. Aiello graduated cum laude with a Bachelor of Science in Finance from the University of Pennsylvania, Wharton School and earned a Juris Doctor degree from the Georgetown University Law School.

Justin F. Meng has served as a director since February 2016.  His current term as a member of the Board is scheduled to expire at the 2022 annual meeting of FREIT Maryland’s stockholders. Mr. Meng is a Managing Partner and Co-Portfolio Manager at V3 Capital Management L.P., an investment firm focused on publicly-traded real estate securities that he co-founded in 2011.  Previously, he was Partner and Head of REIT Research for High Rise Capital Management, L.P., where he worked from 2005 to 2011.  From 2002 to 2005, Mr. Meng served as an Associate at J.P. Morgan Asset Management in the Real Estate Investment Group, where he worked both in the acquisitions and asset management departments.  From 2000 to 2002, he served as an Analyst at J.P. Morgan Asset Management in their Fixed Income Group. Mr. Meng earned a Bachelor of Science in Mechanical Engineering from Brown University and a Master of Science in Real Estate Development from New York University. Mr. Meng is a CFA charterholder.

David B. Hekemian has served as a director since April 2018. His current term as a member of the Board is scheduled to expire in April 2024. Mr. Hekemian has served as a commercial real estate executive at Hekemian & Co. for over 30 years, holding positions of increasing responsibilities throughout his tenure at the company with a focus on strategic business and investment planning, retail development and leasing, asset profitability management and lender negotiations. From 1988 to 1992, he served as Property Manager, and from 1992 to 1996, he served as Vice President-Salesperson. Since 1996 Mr. Hekemian has served as Principal/Broker-Salesperson, Director of Commercial Brokerage and as a member of Hekemian & Co.’s Executive Committee. Mr. Hekemian is a member of the Armenian Missionary Association of America, where he served as Assistant Treasurer and a member of the Budget and Finance Committee from 1998 to 2007 and as Co-Chairman of the Investment Committee from 1996 to 2009, which included oversight and management of a $100 million equity and fixed income portfolio. Mr. Hekemian is also a member of the Council for the Borough of Saddle River, NJ. Mr. Hekemian earned a Bachelor of Science in Finance from Boston College.

Richard J. Aslanian has served as a director since April 2018. His current term as a member of the Board is scheduled to expire in April 2024. Mr. Aslanian is the Co-Founder of Welcome Home Brands, LLC, a distributor of imported paper and plastic bakeware products that services cruise lines, hotels, casinos and food service companies founded in 2010. From 2007 to 2009, Mr. Aslanian was the Chief Executive Officer, sole Managing Member and founder of Blue Ram Capital Management, LLC, which managed an investment partnership of public equities in developed markets. In 2006, Mr. Aslanian retired from Goldman

Sachs & Co. as a Managing Director after having been with the firm since 1991, during which time he was co-head of one of the most prominent wealth management teams of the firm. From 1985 to 1991, Mr. Aslanian was an attorney at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP where he concentrated his practice on corporate and tax matters and public and private mergers and acquisitions. Mr. Aslanian established the Richard J. Aslanian Scholarship Fund, an endowed scholarship, at the University of Pennsylvania, and has served on the boards of several charitable organizations, including the Partnership for Inner-City Education, the Harrison Educational Foundation and the Armenian Church Endowment Fund. Mr. Aslanian graduated summa cum laude with a Bachelor of Arts in Economics from the University of Pennsylvania and graduated from the Columbia University School of Law with honors as a Harlan Fiske Stone Scholar in each of the three years of law school.

Allan Tubin was appointed as Chief Financial Officer and Treasurer of FREIT Maryland in February 2019. Mr. Tubin is the Chief Financial Officer of Hekemian & Co., FREIT Maryland’s managing agent. As Chief Financial Officer of Hekemian & Co., Mr. Tubin is responsible for corporate and project finance, budgeting and tax planning, accounting, and SEC compliance for FREIT Maryland. He is a member of Hekemian & Co.’s Acquisitions and Development Due Diligence Team, where he is responsible for financial forecasting and modeling. Mr. Tubin has over 25 years’ experience in real estate finance. Prior to joining Hekemian & Co. in 1996, he served as the Chief Financial Officer for the international real estate activities of the investment bank Donaldson, Lufkin & Jenrette, and served as a certified public accountant with Ernst & Young. Mr. Tubin earned a Bachelor of Business Administration from Pace University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires FREIT Maryland’s executive officers and directors, and persons who own more than 10% of the Shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and stockholders holding more than 10% of the Shares are required by SEC regulation to furnish FREIT Maryland with copies of all Forms 3, 4 and 5 they file. Based solely on FREIT Maryland’s review of the copies of such forms it has received, FREIT Maryland believes that all of its directors, executive officers and stockholders holding more than 10% complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during fiscal 2021.

Code of Ethics

FREIT Maryland has adopted a Code of Ethics that is applicable to all directors, executive officers and management employees of FREIT Maryland, including, without limitation, FREIT Maryland’s principal executive and senior financial officers (the “Code of Ethics”). The Audit Committee is charged with administering and interpreting the Code of Ethics. The Code of Ethics is available on FREIT Maryland’s website at www.freitnj.com under the “About FREIT” and “Corporate Governance” tabs.

Audit Committee

The current members of the Audit Committee of the Board are Ronald J. Artinian, David F. McBride and Richard J. Aslanian. Ronald J. Artinian serves as the Chairman of the Audit Committee. Each member of the Audit Committee satisfies the audit committee qualifications under the NASDAQ Listing Rules and is independent, as independence for audit committee members is defined in the NASDAQ Listing Rules, and each meets the independence requirements of Exchange Act Rule 10A-3(b)(1).

The Audit Committee held four meetings during fiscal 2021. The Audit Committee selects the independent registered public accounting firm (the “Independent Registered Public Accountants”) to audit the books and accounts of FREIT Maryland. In addition, the Audit Committee reviews and pre-approves the scope and costs of all services (including non-audit services) provided by the Independent Registered Public Accountants. The Audit Committee also monitors the effectiveness of the audit effort and financial reporting and inquiries into the adequacy of FREIT Maryland’s financial and operating controls.

Based on its review of the criteria of an “Audit Committee Financial Expert” under the rules of the SEC, the Board does not believe that any of the members of FREIT Maryland’s Audit Committee qualify as an Audit Committee Financial Expert.

Each of Ronald J. Artinian, David F. McBride and Richard J. Aslanian has made significant contributions and provided valuable service to FREIT Maryland and its stockholders as members of the Audit Committee. The Board believes that each of Mr. Artinian, Mr. McBride and Mr. Aslanian has demonstrated that he is capable of (i) understanding accounting principles generally accepted in the United States of America (“GAAP”), (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) understanding financial statements and analyzing and evaluating FREIT Maryland’s financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an Audit Committee Financial Expert under the rules of the SEC. Given the business experience and acumen of Mr. Artinian, Mr. McBride and Mr. Aslanian, the Board believes that each of them is qualified to carry out all duties and responsibilities of FREIT Maryland’s Audit Committee. However, Mr. Artinian, Mr. McBride and Mr. Aslanian have not acquired these attributes through the specific experience that is required for qualification as an Audit Committee Financial Expert under the rules of the SEC, such as experience serving as, or experience actively supervising, a principal financial officer, principal accounting officer, controller, public accountant or auditor, or experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements. Therefore, the Board does not believe that any of its current members meets all of the requirements under the SEC rules for qualification as an Audit Committee Financial Expert.

The Board believes that Allan Tubin, FREIT Maryland’s Chief Financial Officer and Treasurer, meets all of the requirements under the rules of the SEC for qualification as an Audit Committee Financial Expert. However, Mr. Tubin is not a director of FREIT Maryland and would not meet the requirements for qualification as an “independent director” under the NASDAQ Listing Rules due to the fact that Mr. Tubin is an executive officer of FREIT Maryland and an executive officer of Hekemian & Co. As Chief Financial Officer of FREIT Maryland, Mr. Tubin will make the certifications required under the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC with respect to (i) FREIT Maryland’s financial statements and other financial information included in periodic reports filed with the SEC, (ii) FREIT Maryland’s disclosure controls and procedures regarding the disclosure to the certifying officers of material information relating to FREIT Maryland, and (iii) FREIT Maryland’s internal controls and the adequacy of the design and operation of such internal controls. As a certifying officer of FREIT Maryland, Mr. Tubin will meet with and make reports to the Audit Committee with respect to the items which are the subject matter of his certifications.

Based on the foregoing, the Board believes that the Audit Committee functions effectively and properly performs and discharges its duties, and the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board who would qualify as an Audit Committee Financial Expert.

ITEM 11	EXECUTIVE COMPENSATION

FREIT Maryland is externally managed by Hekemian & Co. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT Maryland, and David B. Hekemian, a director of FREIT Maryland, each holds a 33.3% equity interest in Hekemian & Co. The balance of the equity interests in Hekemian & Co. is held by other members of the Hekemian family. As compensation for its management services, FREIT Maryland pays Hekemian & Co. management and other fees pursuant to a Management Agreement between FREIT Maryland and Hekemian & Co. In addition, as an incentive to the employees of Hekemian & Co. (including members of the Hekemian family) to identify and provide real estate investment opportunities for FREIT Maryland, FREIT Maryland has advanced to such employees who are investors in certain joint venture projects, a portion of the equity capital required to be contributed by them to such joint ventures. The Management Agreement and these other incentives are more particularly described in “Certain Relationships and Related Party Transactions; Director Independence” below.

In view of FREIT Maryland’s external management structure, FREIT Maryland does not employ executive officers on a full-time basis. The following Compensation Discussion and Analysis presents information regarding FREIT Maryland’s compensation policies and programs and the compensation of FREIT Maryland’s executive officers.

Compensation Discussion and Analysis

Overview

FREIT Maryland’s compensation program is designed to properly compensate the executive officers commensurate with the duties and services that they are employed to perform for FREIT Maryland, to reward their dedication, hard work and success and align their interests with the long-term interests of FREIT Maryland. The Compensation Committee reviews the compensation paid to the executive officers in consideration of these objectives and makes recommendations to the Board regarding its determinations. The various factors considered by the Compensation Committee in reaching its determinations concerning the compensation of the executive officers are discussed under “Fiscal 2021 Compensation” below.

Recovery of Erroneously Awarded Compensation

The Board has adopted a policy that provides that, in the event that FREIT Maryland is required to prepare an accounting restatement due to FREIT Maryland’s material non-compliance with any financial reporting requirement, FREIT Maryland will require the reimbursement, cancellation or forfeiture, as the case may be and to the fullest extent permitted by applicable law, of any incentive-based compensation paid to any current or former executive officer during the three-year period preceding such restatement that was based on the erroneous data and that was paid in excess of the compensation that would have been paid to the executive officer based on the accounting restatement. FREIT Maryland will disclose any incentive-based compensation paid to any executive officer that is based on any measure of financial performance or any other financial information in FREIT Maryland’s proxy statement for the annual meeting of stockholders and as required by the rules and regulations of the SEC.

As discussed under “Elements of Executive Compensation” below, FREIT Maryland did not pay any incentive-based compensation to any of the executive officers during the fiscal year ended October 31, 2021.

Hedging Policy

It is the policy of FREIT Maryland that no employee or director of FREIT Maryland may purchase any financial instruments that are designed to hedge or offset any decrease in the market value of FREIT Maryland’s Shares that (i) were previously awarded, or acquired pursuant to the exercise of any option granted, to an employee or director by FREIT Maryland as part of the compensation of such employee or director or (ii) otherwise held, directly or indirectly, by an employee or director, which financial instruments will include, without limitation, puts, calls, straddles, equity swaps and any other derivative security that is directly linked to the Shares.

Elements of Executive Compensation

There are three elements to the compensation of the executive officers of FREIT Maryland: (1) base salary; (2) the Equity Incentive Plan; and (3) the Amended and Restated Deferred Fee Plan (the “Deferred Fee Plan”). The Compensation Committee and the Board believe that these elements allow FREIT Maryland to accomplish its objectives of properly compensating the executive officers for their services to FREIT Maryland, rewarding the dedication, hard work and success of executive officers and aligning the interests of executive officers with the long-term interests of FREIT Maryland.

Except for base salary, benefits under the Equity Incentive Plan and Deferred Fee Plan, and fees paid to the executive officers for their service as directors, FREIT Maryland does not pay any other compensation or benefits to its executive officers, whether it be in the form of bonus, long-term incentive compensation, perquisites, rights, warrants, convertible securities, performance units, performance shares or other similar instruments. The Equity Incentive Plan and the Deferred Fee Plan are the only employee benefit plans maintained by FREIT Maryland. There are no employment contracts between FREIT Maryland and any of the executive officers, nor is there any compensatory plan or arrangement between FREIT Maryland and any of the executive officers pursuant to which an executive officer would receive payments as the result of his resignation or retirement as an executive officer, or any other event resulting in the termination of his relationship with FREIT Maryland as an executive officer, or as a result of a change in control of FREIT Maryland. FREIT Maryland’s Deferred Fee Plan, discussed below, provides that a participant may receive Shares with respect to amounts credited to such participant’s account under the Deferred Fee Plan, including amounts deferred thereunder and accrued interest, upon such participant’s attainment of the retirement age specified in the participant’s deferral election, such participant’s actual retirement, such participant’s cessation of services prior to retirement, or the occurrence of a change in control of FREIT Maryland as defined under the Deferred Fee Plan. FREIT Maryland’s Equity Incentive Plan provides that in the event of (i) a Change in Control (as defined in the Equity Incentive Plan), or (ii) a sale of all or substantially all of the assets of FREIT Maryland, other than a sale of assets to a subsidiary or other affiliated entity of FREIT Maryland, all outstanding options granted under the Equity Incentive Plan will become exercisable (to the extent not already exercisable) immediately before or contemporaneously with the occurrence of such change in control or sale, and each outstanding restricted share award granted under the Equity Incentive Plan shall immediately become free of all restrictions, conditions and forfeiture provisions.

As of October 31, 2021, there were 202,400 unexercised options collectively held by the executive officers and directors of FREIT Maryland that were outstanding. Additional information with respect to outstanding stock options is set forth in the “Outstanding Equity Awards at Fiscal Year-End” table below.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT Maryland, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a director of FREIT Maryland, is the President of Hekemian & Co. Robert S. Hekemian, the former Chairman and Chief Executive Officer of FREIT Maryland, served as a consultant to FREIT Maryland and Chairman of the Board and Chief Executive Officer of Hekemian & Co. prior to his death in December 2019. Pursuant to the terms of the Management Agreement between Hekemian & Co. and FREIT Maryland, Hekemian & Co. is entitled to receive a termination fee from FREIT Maryland under certain circumstances, including the non-renewal of the Management Agreement by FREIT Maryland, termination of the Management Agreement by FREIT Maryland without cause, or termination of the Management Agreement by FREIT Maryland following an acquisition of FREIT Maryland. See “Certain Relationships and Related Party Transactions; Director Independence” below.

Equity Incentive Plan

FREIT Maryland originally adopted the Equity Incentive Plan in 1999 upon the approval of the Board and the stockholders. In 2007, the Board and stockholders approved amendments to the Equity Incentive Plan to (a) increase the number of Shares reserved for issuance thereunder by 300,000 Shares and (b) extend the term of the Equity Incentive Plan from September 10, 2008 to September 10, 2018. In 2018, the Board and stockholders approved further amendments to the Equity Incentive Plan to

(a) increase the number of Shares reserved for issuance thereunder by an additional 300,000 Shares and (b) further extend the term of the Equity Incentive Plan from September 10, 2018 to September 10, 2028.

The purpose of the Equity Incentive Plan is to allow FREIT Maryland to retain the services of individuals who have made, and/or who are expected to make, significant contributions to the business of FREIT Maryland and its subsidiaries, to align such persons’ interests with the long-term interests of FREIT Maryland, and to reward hard work, dedication and success by providing such individuals with an opportunity to acquire Shares of FREIT Maryland or receive other Share-based awards. Eligible participants include executive officers, directors and consultants of FREIT Maryland, including employees of Hekemian & Co., FREIT Maryland’s managing agent.

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

The exercise price of options granted under the Equity Incentive Plan will be equal to the Fair Market Value (as defined in the Equity Incentive Plan) of the Shares on the date of the grant of the options. For any other form of award, the consideration, if any, to be paid in exchange for the award will be determined by the Board, but in no event will such consideration be greater than the Fair Market Value of the Shares on the date of grant. The term of awards will be determined by the Board, but will not exceed 10 years from the date of grant. Awards will vest in accordance with terms fixed by the Board, and vesting of awards may accelerate upon the occurrence of certain events, including a Change in Control (as defined in the Equity Incentive Plan), sale of all or substantially all of FREIT Maryland’s assets, or the death, Retirement (as defined in the Equity Incentive Plan), or the disability of the participant.

The Board may terminate, modify or amend the Equity Incentive Plan at any time, provided that any modification or amendment that increases the number of Shares reserved for issuance thereunder is subject to the approval of FREIT Maryland’s stockholders, and any termination, modification or amendment that adversely affects the terms of any outstanding awards is subject to the consent of the holders thereof.

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

The Compensation Committee did not recommend, and the Board did not make, any grants of stock options or other equity-based awards under the Equity Incentive Plan during the fiscal year ended October 31, 2021.

Amended and Restated Deferred Fee Plan

Effective November 1, 2000, the Board adopted the Deferred Fee Plan, which is intended to provide a benefit to executive officers and directors who have made, and/or who are expected to continue to make, significant contributions to the long-term success of FREIT Maryland. An election to defer compensation is required to be made prior to the calendar year for which it will be effective, and is irrevocable with respect to the calendar year to which it applies.  The Deferred Fee Plan was amended and restated effective December 31, 2008, and further amended and restated effective November 1, 2014.

The original purpose of the Deferred Fee Plan was to provide executive officers and directors with a long-term savings opportunity. Prior to the amendments to the Deferred Fee Plan that went into effect as of November 1, 2014, the Deferred Fee Plan permitted any executive officer or director to elect to defer receipt of any compensation, including executive officer salary, director annual retainer fees, meeting attendance fees, and property site inspection fees, and the rate of interest payable on any amounts deferred was fixed at 9% per annum, compounded quarterly.

The amendments to the Deferred Fee Plan that went into effect as of November 1, 2014 shifted the purpose of the Deferred Fee Plan from a long-term savings vehicle for eligible participants to an opportunity for eligible participants to increase their equity position in FREIT Maryland. As amended and restated effective November 1, 2014, the Deferred Fee Plan no longer permits directors who are also executive officers of FREIT Maryland to defer amounts payable to them as salary for their services as executive officers. Participants in the Deferred Fee Plan are only permitted to defer amounts payable to them for their service as directors. In addition, from and after November 1, 2014, amounts deferred, together with the interest accrued on a participant’s entire balance, will be converted on the last day of each calendar quarter into share units that are equivalent to Shares (“Share Units”), and credited to the participant’s account. Amounts deferred under the Deferred Fee Plan are converted into Share Units on a quarterly basis, on the last day of each calendar quarter. The number of Share Units to be credited with respect to amounts deferred during a calendar quarter will be determined by the closing price of the Shares on the trading day immediately preceding the last day of such calendar quarter. The participants’ existing balances as of October 31, 2014 will be preserved in the form of cash and will not be converted into Share Units, although the interest that accrues on such existing balances from and after November 1, 2014 will be converted into Share Units. As of November 1, 2014, the interest rate on participants’ cash balances under the Deferred Fee Plan was changed from 9% per annum to the average interest rate on ten-year Treasury bonds plus 150 basis points. In the event that any cash dividend is paid by FREIT Maryland with respect to the Shares, each participant will be credited with a number of Share Units equal to (x) the amount of the cash dividend paid with respect to one Share, (y) multiplied by the total number of Share Units credited to a participant’s account as of the record date for the dividend, (z) divided by the fair market value of one Share on the trading day immediately preceding the payment date of the dividend. In the event that any dividend is paid with respect to the Shares in Shares, each participant will be credited with a number of Share Units equal to the number of full Shares that such participant would have received had the participant been the owner, on the record date for the dividend, of a number of Shares equal to the number of Share Units credited to the participant’s account.

A participant’s deferred benefits under the Deferred Fee Plan will be paid to the participant at either: (i) the retirement age specified by the participant in the deferral election; (ii) actual retirement of the participant; (iii) upon the earlier cessation of duties as a director of FREIT Maryland prior to retirement; or (iv) upon a change in control of FREIT Maryland (as defined in the Deferred Fee Plan).  On the payment date, FREIT Maryland will issue to the participant a number of Shares equal to the number of Share Units credited to the participant’s account, and will pay to the participant amounts maintained in the participant’s account as of October 31, 2014 as cash, in either a lump sum or in a number of substantially equal annual installments over a period not to exceed 10 years, at the election of the participant, except if a participant elects to receive payment upon the occurrence of a change in control, in which case all such amounts will be payable in a lump sum.  FREIT Maryland has not created and will not create a cash sinking fund for amounts deferred pursuant to the Deferred Fee Plan that are not payable in Shares.  As a result, any participant who elects to participate in the Deferred Fee Plan is an unsecured creditor of FREIT Maryland with respect to any amounts deferred thereunder.  The Deferred Fee Plan may be amended, suspended or terminated by resolution of the Board at any time and from time to time; provided, that no amendment, suspension or termination will operate to adversely affect the plan benefits accrued or available for any participant.

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common shares) must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months after, the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made.

As of October 31, 2021, an aggregate amount of approximately $2,475,000 has been deferred and earned as cash under the Deferred Fee Plan, which represents an aggregate of $1,454,000 of deferred fees and $1,021,000 of accrued deferred interest, which amounts will be maintained as cash in the participants’ accounts under the Deferred Fee Plan and will not be converted into Share Units as described above. As of October 31, 2021, there is an aggregate amount of 175,923 vested FREIT Maryland Share Units based on the conversion of deferred fees, interest and dividends earned, since November 1, 2014.

During the fiscal year ended October 31, 2021, participants deferred a total of approximately $488,000 under the Deferred Fee Plan, consisting of approximately $375,000 of deferred director fees, $71,000 of accrued deferred interest and $42,000 representing dividends payable in respect of Share Units. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $488,000 deferred by all participants converted into an aggregate of 27,176 Share Units during the fiscal year ended October 31, 2021, which were credited to the participants’ accounts. Additional information regarding the participants’ deferral of fees and the conversion of deferred amounts into Share Units credited to their accounts is set forth under “Fiscal 2021 Nonqualified Deferred Compensation” and “Fiscal 2021 Director Compensation” below.

Fiscal 2021 Compensation

With respect to compensation for the fiscal year ended October 31, 2019, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of FREIT Maryland be increased to $400,000 per year from $300,000 per year, and that there be no adjustments to the compensation paid to Allan Tubin as Chief Financial Officer and Treasurer of FREIT Maryland, Ronald J. Artinian as Chairman of the Board of FREIT Maryland, or John A. Aiello as Secretary of FREIT Maryland, and the Board approved the Compensation Committee’s recommendations.

With respect to compensation for the fiscal years ended October 31, 2021 and 2020, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of FREIT Maryland be maintained at $400,000 per year, and that there be no adjustments to the compensation paid to Allan Tubin as Chief Financial Officer and Treasurer of FREIT Maryland, Ronald J. Artinian as the Chairman of the Board of FREIT Maryland or John A. Aiello as Secretary of FREIT Maryland. In an effort to further preserve FREIT Maryland’s cash flow, in May 2020, the Board reduced all fees, salaries and retainers’ payable to our executive officers and members of the Board by up to 30% from May 1, 2020 through the end of Fiscal 2020.

The Compensation Committee considers the following factors, among other things, in the course of its review of the compensation for the executive officers: (a) compensation paid by other real estate investment trusts, both as a component of operating expenses and to ensure that FREIT Maryland’s compensation levels are competitive in the industry; (b) the duties and responsibilities of the executive officers and the value of the services provided by them; (c) FREIT Maryland’s operating results and financial condition, as well as the condition and prospects of the residential and commercial real estate markets; and (d) the results of the most recent stockholder advisory vote to approve the compensation of the executive officers, which was conducted at the special meeting in lieu of annual meeting of the stockholders held in April 2020. For the fiscal year ending October 31, 2020, the Compensation Committee also considered the roles of the executive officers with FREIT Maryland’s evaluation and pursuit of the strategic alternatives pursued by FREIT Maryland, including the Purchase and Sale Agreement and Plan of Liquidation.

The Compensation Committee reviews compensation paid by other real estate investment trusts in the most general way in view of the fact that unlike many other real estate investment trusts, FREIT Maryland is externally managed. Therefore, FREIT Maryland does not retain the services of its executive officers on a full-time, exclusive basis, and the executive officers do not spend full time in their respective positions or devote all of their business activities to FREIT Maryland. The Compensation Committee and the Board take these considerations into account when determining the compensation to be paid to FREIT Maryland’s executive officers, and the compensation paid to the executive officers reflects what the Compensation Committee and the Board believe to be fair and reasonable compensation for the services that the executive officers provide to FREIT Maryland and their commitment to serve as executive officers of FREIT Maryland under these circumstances. The Compensation Committee and the Board also consider the size and scope of FREIT Maryland’s business and operations as reflected on its balance sheet and income statement in relationship to other real estate investment trusts.

As required by the rules and regulations of the SEC, at the special meeting in lieu of annual meeting of stockholders held on April 21, 2020, the stockholders were asked to approve an advisory resolution approving the compensation of the executive officers as disclosed and described in the Compensation Discussion and Analysis and the compensation tables and narratives contained in FREIT’s proxy statement used in connection with the special meeting. The advisory resolution received the approval of approximately 89.5% of the votes cast on this proposal. The Compensation Committee and the Board concluded from the strong approval of the advisory resolution that the stockholders believe that FREIT Maryland’s compensation policies and the compensation paid to the executive officers are appropriate and reflective of FREIT Maryland’s objectives of aligning the interests of the executive officers with the long-term interests of FREIT Maryland. In accordance with the rules and regulations of the SEC, and based on the results of the vote by the stockholders at the special meeting in lieu of annual meeting of stockholders held in April 2020 on the frequency of such vote, the advisory vote by the stockholders to approve the compensation of the executive officers will occur again at the 2023 annual meeting of stockholders.

Risk Management

The Compensation Committee does not believe that FREIT Maryland’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on FREIT Maryland. Executive officers are compensated on a fixed salary basis and have not been awarded any bonuses or other compensation that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of FREIT Maryland. In addition, the Compensation Committee and the Board have utilized, the Equity Incentive Plan to align the interests of the directors and executive officers with the long-term interests of FREIT Maryland and the stockholders through grants of stock options and other equity-based awards, thereby giving the directors and executive officers additional incentives to protect the long-term value of FREIT Maryland.

Executive Compensation and Financial Performance

As discussed above, the executive officers of FREIT Maryland are compensated primarily on a fixed salary basis and have not been awarded any incentive-based cash bonuses, and the compensation paid to the executive officers is not specifically dependent upon any particular measure of financial performance. However, the Compensation Committee considers, in general terms, both the overall financial performance and condition of FREIT Maryland and FREIT Maryland’s long-term prospects in the Committee’s determination of appropriate levels of executive salary, among other factors and considerations discussed under “Fiscal 2021 Compensation” above.

Chief Executive Officer Compensation and Employee Compensation

The table below sets forth comparative information regarding (A) the total compensation of the Chief Executive Officer for the fiscal year ended October 31, 2021, (B) the median of the total compensation of all other employees of FREIT Maryland, not including the Chief Executive Officer, for the fiscal year ended October 31, 2021, and (C) the ratio of the Chief Executive Officer’s total compensation to the median of the total compensation of all other employees (other than the Chief Executive Officer). As of October 31, 2021, excluding the Chief Executive Officer, FREIT Maryland had twenty-eight (28) employees, including twenty-three (23) full-time employees, two (2) part-time and seasonal employees, and three (3) executive officers.

Chief Executive Officer compensation (A)	$468,758
Median compensation of all employees (not including Chief Executive Officer) (B)	$60,837
Ratio of (A) to (B)	7.71

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended October 31, 2021, David F. McBride, Justin F. Meng and Richard J. Aslanian served on the Compensation Committee of the Board, with Mr. McBride serving as the Chairman of the Committee. None of the members of the Compensation Committee served as an executive officer or employee of FREIT Maryland at any time during the fiscal year ended October 31, 2021, nor have any of them ever served as an executive officer of FREIT Maryland in any prior year.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10K report.

Submitted by:	David F. McBride, Chairman
Justin F. Meng
Richard J. Aslanian

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of all of the named executive officers of FREIT Maryland (the “Executive Officers”) as of October 31, 2021, 2020 and 2019 for services in all capacities to FREIT Maryland for the 2021, 2020 and 2019 fiscal years, respectively. With respect to all compensation, the term “paid” will mean actually paid or deferred.

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert S. Hekemian, Jr., President and Chief Executive Officer	2021	$400,000	$ —	$ —	$ —	$ —	$ —	$68,758 (3)	$468,758
	2020	$350,000	$ —	$ —	$ —	$ —	$ —	$58,022 (3)	$408,022
	2019	$400,000	$ —	$ —	$ —	$ —	$ —	$81,190 (3)	$481,190
Allan Tubin, Treasurer and Chief Financial Officer (4)	2021	$30,000	$ —	$ —	$ —	$ —	$ —	$ —	$30,000
	2020	$25,500	$ —	$ —	$ —	$ —	$ —	$ —	$25,500
	2019	$21,863 (5)	$ —	$ —	$ —	$ —	$ —	$ —	$21,863
Donald W. Barney, Former President, Treasurer and Chief Financial Officer (6)	2021	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —
	2020	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —
	2019	$20,342 (7)	$ —	$ —	$ —	$ —	$ —	$87,211 (8)	$107,553
John A. Aiello, Esq., Secretary	2021	$40,000	$ —	$ —	$ —	$ —	$ —	$75,000 (9)	$115,000 (10)
	2020	$34,000	$ —	$ —	$ —	$ —	$ —	$72,750 (9)	$106,750 (10)
	2019	$40,000	$ —	$ —	$ —	$ —	$ —	$76,000 (9)	$116,000 (10)

(1)	Represents the positions held by each Executive Officer for the fiscal years ended October 31, 2021, 2020 and 2019.

(2)	Represents payment to the Executive Officers for their services as Executive Officers of FREIT Maryland.

(3)	Of these amounts: $7,531, $6,772 and $9,840 represent accrued interest earned in the fiscal years ended October 31, 2021, 2020 and 2019, respectively, on amounts previously deferred by Robert S. Hekemian, Jr. pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred fees are paid to Mr. Hekemian; $55,000, $51,250 and $61,000 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2021, 2020 and 2019, respectively, as consideration for his service on the Board and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $6,227, $0 and $10,350 represent dividends earned related to accrued interest and fees in the fiscal years ended October 31, 2021, 2020 and 2019, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $68,758 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2021 converted into an aggregate of 3,820 Share Units, $58,022 deferred for the fiscal year ended October 31, 2020 converted into an aggregate of 3,328 Share Units, and the aggregate amount of $81,190 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2019 converted into an aggregate of 4,927 Share Units. See “Amended and Restated Deferred Fee Plan” above.

(4)	Allan Tubin was appointed as Chief Financial Officer and Treasurer of FREIT Maryland effective February 7, 2019.

(5)	Based on an annual base salary of $30,000 pro-rated for the period beginning on the date of Mr. Tubin’s appointment as Chief Financial Officer and Treasurer on February 7, 2019 through the remainder of the fiscal year ended October 31, 2019.

(6)	Donald W. Barney retired as President, Chief Financial Officer, Treasurer and a director of FREIT Maryland effective February 7, 2019.

(7)	Based on an annual base salary of $75,000 prorated for the fiscal year ended October 31, 2019 through the date of Mr. Barney’s retirement as Chief Financial Officer and Treasurer on February 7, 2019.

(8)	Of this amount: $57,081 represents accrued interest earned in the fiscal year ended October 31, 2019 on amounts previously deferred by Donald W. Barney for service as an Executive Officer pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred executive officer fees are paid to Mr. Barney; $13,938 represents annual retainer fees, meeting fees and other fees paid to Mr. Barney in the fiscal year ended October 31, 2019 as consideration for his service on the Board and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $16,192 represents dividends earned related to accrued interest and fees in the fiscal year ended October 31, 2019. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $87,211 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2019 converted into an aggregate of 5,363 Share Units. See “Amended and Restated Deferred Fee Plan” above.

(9)	During the fiscal years ended October 31, 2021, 2020 and 2019, the Executive Secretary was entitled to receive: (i) meeting attendance fees in the amount of $1,500 for each meeting of the Board and its committees attended, $1,000 for each meeting participated in by teleconference; and (ii) property site inspection fees in the amount of $1,000 for each site inspection attended and reimbursement of all reasonable and verified out-of-pocket expenses incurred in connection with the site visit.

(10)	Mr. Aiello is an officer and shareholder in the law firm of Giordano, Halleran & Ciesla, P.C. During the fiscal years ended October 31, 2021, 2020 and 2019, Mr. Aiello paid to the law firm the retainer and meeting fees which he received in connection with his services as Secretary of FREIT Maryland during the fiscal years ended October 31, 2021, 2020 and 2019.

The following table sets forth information concerning the compensation of the Executive Officers that was deferred pursuant to the Deferred Fee Plan, described under “Amended and Restated Deferred Fee Plan” above, for the fiscal year ended October 31, 2021:

FISCAL 2021 NONQUALIFIED DEFERRED COMPENSATION

Name (1)	(a) Executive Contributions in Last FY (2) ($)	(b) Registrant Contributions in Last FY (2) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Robert S. Hekemian, Jr.	$55,000	$ —	$13,758	$ —	$731,974
Allan Tubin	$ —	$ —	$ —	$ —	$ —
John A. Aiello, Esq.	$ —	$ —	$ —	$ —	$ —
(1)	Effective November 1, 2000, the Board adopted the Deferred Fee Plan for its executive officers and its directors. The Deferred Fee Plan was amended and restated on December 30, 2008, effective as of December 31, 2008, and further amended and restated on September 4, 2014, effective beginning November 1, 2014. Prior to the amendments that went into effect beginning November 1, 2014, the Deferred Fee Plan permitted any executive officer or director to elect to defer receipt of any executive officer, director retainer, meeting attendance, or property site inspection fee. As a result of the amendments to the Deferred Fee Plan that went into effect on November 1, 2014, participants in the Deferred Fee Plan who are also Executive Officers of FREIT Maryland are only permitted to defer amounts paid to them in their capacities as directors, and are not permitted to defer amounts paid to them in their capacities as Executive Officers. Please see the full discussion of the Deferred Fee Plan under “Amended and Restated Deferred Fee Plan” above.
(2)	All amounts reported in columns (a) and (b) are reported as compensation to the named executive officers in their capacities as members of the Board in the fiscal year ended October 31, 2021 in the “Summary Compensation Table” above.

The following table sets forth information concerning the conversion into Share Units of deferred fees, accrued deferred interest and dividends payable with respect to credited Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2021, and the aggregate number of credited Share Units, for each executive officer individually.

Participant	Aggregate Deferred Fees for FY 2021	Accrued Deferred Interest for FY 2021	Dividends Payable on Credited Share Units for FY 2021	Share Units Credited for FY 2021	Aggregate Share Units Credited
Robert S. Hekemian, Jr.	$55,000	$7,531	$6,227	3,820	26,173
Allan Tubin	$ —	$ —	$ —	—	—
John A. Aiello, Esq.	$ —	$ —	$ —	—	—

See “Amended and Restated Deferred Fee Plan” above for more information concerning the terms and provisions of the Deferred Fee Plan and the information set forth in these tables.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options and the number of securities remaining available for issuance, as of October 31, 2021 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	310,740	$18.35	442,060
Equity compensation plans not approved by stockholders	—	—	—
Total	310,740	$18.35	442,060
(1)	FREIT Maryland currently has no equity compensation plans other than the Equity Incentive Plan described under “Compensation Discussion and Analysis” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert S. Hekemian, Jr.	19,000	—	—	$18.45 (1)	9/3/2024	—	—	—	—
	4,000	—	—	$18.45 (1)	9/3/2024	—	—	—	—
Allan Tubin	6,000	—	—	$18.45 (1)	9/3/2024	—	—	—	—
John A. Aiello, Esq.	19,000	—	—	$21.00 (1)	11/9/2026	—	—	—	—

(1)	The exercise price of this option is equal to the Fair Market Value of the Shares on the date of grant (as defined in the Equity Incentive Plan), which is described under “Compensation Discussion and Analysis” above.

Fiscal 2021 Option Exercises and Stock Vested

There were no exercises of stock options or vesting of stock held by Executive Officers in the fiscal year ended October 31, 2021.

Director Compensation

For the fiscal year ended October 31, 2021, each director was entitled to receive (a) an annual retainer fee of $35,000 per year; (b) a per meeting attendance fee of $1,500 per meeting of the Board and each committee of which a director is a member; (c) a $1,000 per meeting fee for telephonic meetings of the Board and each committee; and (d) a site inspection fee of $1,000 per site inspection. The Chairman of the Board was entitled to receive an additional annual retainer in the amount of $30,000 and a per meeting attendance fee of $1,800 per meeting of the Board, and the Chairman of the Audit Committee and the Chairman of the Compensation Committee were entitled to receive per meeting attendance fees of $1,800 per meeting of the Audit Committee and Compensation Committee. The Chairman of the Audit Committee and the Chairman of the Compensation Committee were entitled to receive an additional annual retainer fee of $10,000 and $7,500, respectively.

The directors are entitled to defer all or any part of their retainer, meeting and property site inspection fees pursuant to the terms of the Deferred Fee Plan. For the fiscal year ended October 31, 2021, directors (including the directors who were also Executive Officers during the fiscal year ended October 31, 2021) elected to defer an aggregate amount of approximately $488,000 of annual retainer fees, meeting attendance fees, site inspection fees and accrued interest payable to them for their services to the Board and its committees, which amount was converted into an aggregate of 24,919 Share Units during the fiscal year ended October 31, 2021. In addition, the directors (including the directors who were also Executive Officers during the fiscal year ended October 31, 2021) were credited with an aggregate of 2,257 Share Units during the fiscal year ended October 31, 2021 from the conversion of dividends paid with respect to the Share Units credited to their accounts. See “Elements of Executive Compensation – Amended and Restated Deferred Fee Plan” under “Executive Compensation - Compensation Discussion and Analysis” above. For the fiscal year ended October 31, 2021, FREIT Maryland paid an aggregate of $55,000 of annual retainer fees, meeting attendance fees and site inspection fees to the directors in cash for their services to the Board and its committees.

FISCAL 2021 DIRECTOR COMPENSATION (1)

Name	Deferred Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Ronald J. Artinian	$140,372 (3)	$ —	$ —	$ —	$ —	$ —	$140,372
David F. McBride	$85,921	$ —	$ —	$ —	$ —	$ —	$85,921
Justin F. Meng	$61,691	$ —	$ —	$ —	$ —	$ —	$61,691
David B. Hekemian	$57,086	$ —	$ --	$ —	$ —	$ —	$57,086
Richard J. Aslanian	$65,629	$ —	$ --	$ —	$ —	$ —	$65,629
(1)	See the Summary Compensation Table above for information regarding compensation paid to each of Robert S. Hekemian, Jr. and John A. Aiello during the fiscal year ended October 31, 2021 in connection with their positions as directors.
(2)	Effective November 1, 2014, the Deferred Fee Plan was amended to provide that the interest rate was equal to the average interest rate on ten-year Treasury bonds plus 150 basis points. The Deferred Fee Plan was also amended to provide that accrued deferred interest from and after November 1, 2014 would be converted into Share Units equivalent to Shares on a monthly basis. See “Amended and Restated Deferred Fee Plan” above for a description of the amendments to the Deferred Fee Plan.
(3)	Includes base salary of $30,000 paid in cash in capacity as Chairman of the Board.

The following table sets forth information concerning the conversion of deferred fees and accrued deferred interest into Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2021 for each director who participated in the Deferred Fee Plan during the fiscal year ended October 31, 2021, except that the information concerning the participation of Robert S. Hekemian, Jr. and John A. Aiello, Esq., in the Deferred Fee Plan in their capacities as directors is set forth under “Executive Compensation” above.

Participant	Aggregate Deferred Fees for FY 2021	Accrued Deferred Interest for FY 2021	Dividends Paid on Credited Share Units for FY 2021	Share Units Credited for FY 2021	Aggregate Share Units Credited
Ronald J. Artinian	$75,800	$23,762	$10,810	6,153	45,287
David F. McBride	$70,300	$7,460	$8,161	4,782	34,196
Justin F. Meng	$56,500	$ —	$5,191	3,430	21,866
David B. Hekemian	$55,000	$ —	$2,086	3,163	9,340
Richard J. Aslanian	$62,500	$ —	$3,129	3,653	13,645
Totals	$320,100	$31,222	$29,377	21,181	124,334

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Shares for (i) each person who is a beneficial owner of 5% or more of FREIT Maryland’s outstanding Shares, (ii) each of FREIT Maryland’s directors and executive officers and (iii) all of FREIT Maryland’s directors and executive officers as a group, each as of January 28, 2022 unless otherwise indicated in the table below.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner (1)	(A) Aggregate Number of Shares Beneficially Owned (2)		(B) Number of Shares Acquirable within 60 Days	(C) Aggregate Number of Shares Deemed to be Beneficially Owned (Column A plus Column B)		(D) Percent of Class (3)
Ronald J. Artinian (4)	443,492	(6)	25,400 (5)	468,892	(6)	6.8%
David F. McBride, Esq. (4)	5,000	(7)	19,000 (5)	24,000	(7)	*
Robert S. Hekemian, Jr. (4)(8)	300,148	(9)	23,000 (5)	323,148	(9)	4.7%
John A. Aiello, Esq. (4)(8)	5,000		19,000 (5)	24,000		*
Justin F. Meng (4)	15,000	(10)	19,000 (5)	34,000	(10)	*
David B. Hekemian (4)	405,546	(11)	26,400 (5)	431,946	(11)	6.3%
Richard J. Aslanian (4)	10,200		11,400 (5)	21,600		*
Allan Tubin (8)	7,662		6,000 (5)	13,662		*
All directors and executive officers as a group (8 persons) (6)(7)(9)(10)(11)(12)	1,089,832	(12)	149,200 (5)	1,239,032	(12)	18.1%

* Shares beneficially owned do not exceed 1% of FREIT Maryland’s issued and outstanding Shares.

(1)	All directors and executive officers listed in this table, with the exception of John A. Aiello, maintain a mailing address at 505 Main Street, P.O. Box 667, Hackensack, New Jersey 07602. John A. Aiello maintains a mailing address at 125 Half Mile Road, Suite 300, Red Bank, New Jersey 07701.

(2)	Except as otherwise indicated, all of the Shares are held beneficially and of record.
(3)	Based on 6,860,048 Shares outstanding as of January 28, 2022.
(4)	A director of FREIT Maryland.
(5)	Vested options to acquire Shares that are currently exercisable, or options that vest and become exercisable within 60 days after January 28, 2022.
(6)	Includes 52,504 Shares held in Individual Retirement Accounts for the benefit of Mr. Artinian. Also includes 4,350 Shares which are held by Mr. Artinian’s son, with respect to which Mr. Artinian disclaims beneficial ownership.
(7)	Includes 4,000 Shares held by Mr. McBride’s wife.
(8)	An executive officer of FREIT Maryland.
(9)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) 9,238 Shares which are held in trust by Mr. Hekemian for the benefit of his children, and (iii) an aggregate of 11,000 Shares which are held in certain trusts for the benefit of Mr.

Hekemian’s nephews and of which Mr. Hekemian is trustee. Also includes 25,458 Shares held in a trust of which Mr. Hekemian is a beneficiary. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts.
(10)	Includes 2,400 Shares held by Mr. Meng’s wife, with respect to which Mr. Meng disclaims beneficial ownership.
(11)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) an aggregate of 17,638 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and niece and of which Mr. Hekemian is a trustee, (iii) 25,458 Shares held in a trust of which Mr. Hekemian is a beneficiary, (iv) an aggregate of 88,940 Shares held by the Robert and Mary Jane Hekemian Foundation, Inc. of which Mr. Hekemian is the Vice President/Treasurer, and (v) 6,000 Shares held in trust by Mr. Hekemian for the benefit of his children. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts. Also includes 1,600 Shares held by Mr. Hekemian’s wife, with respect to which Mr. Hekemian disclaims beneficial ownership.
(12)	Robert S. Hekemian, Jr. and David B. Hekemian are both deemed to be the beneficial owner of 102,216 Shares held by certain partnerships and limited liability companies in which each of them is a partner or member. Therefore, the total number of Shares beneficially owned by all executive officers and directors as a group, which includes both Robert S. Hekemian, Jr. and David B. Hekemian, is not merely the aggregate of the beneficial ownership of each executive officer and director, since calculating the aggregate number of Shares beneficially owned by all executive officers and directors as a group on that basis would result in the 102,216 Shares of which both Robert S. Hekemian, Jr. and David B. Hekemian are deemed the beneficial owner being double-counted. As disclosed above, Robert S. Hekemian, Jr. and David B. Hekemian disclaim beneficial ownership of the 102,216 Shares except to the extent of their respective pecuniary interests in the partnerships and limited liability companies that hold such Shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS; DIRECTOR INDEPENDENCE

Of the seven members of the Board, Ronald J. Artinian, David F. McBride, Justin F. Meng and Richard J. Aslanian qualify as “independent directors” in accordance with the applicable NASDAQ Listing Rules and SEC rules. Each of the directors serving on committees of the Board: (Nominating Committee-Ronald J. Artinian, Justin F. Meng and David F. McBride); (Compensation Committee-David F. McBride, Justin F. Meng and Richard J. Aslanian); and (Audit Committee-Ronald J. Artinian, David F. McBride and Richard J. Aslanian) qualifies as an “independent director” in accordance with the applicable NASDAQ Listing Rules and SEC rules.

The Board has adopted a written charter for the Audit Committee (see “Audit Committee” under Item 10 above) whereby the Audit Committee oversees and evaluates all related party transactions proposed to be entered into by FREIT Maryland. Further, FREIT Maryland has adopted a Code of Ethics applicable to all directors, executive officers and management employees of FREIT Maryland (see “Code of Ethics” under Item 10 above), which Code of Ethics promotes the honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

Robert S. Hekemian, Jr., President and Chief Executive Officer of FREIT Maryland and a director, and David B. Hekemian, a director, are shareholders of Hekemian & Co. Robert S. Hekemian, Jr. and David B. Hekemian each holds a 33.3% equity interest in Hekemian & Co. The balance of the equity interest in Hekemian & Co. is held by other members of the Hekemian family, including Bryan S. Hekemian. Robert S. Hekemian, Jr. serves as the Chief Executive Officer of Hekemian & Co.; David B. Hekemian serves as the President of Hekemian & Co.; and Bryan S. Hekemian serves as the Chief Operating Officer of Hekemian & Co.

On April 10, 2002, FREIT Maryland and Hekemian & Co. entered into a Management Agreement replacing the Management Agreement dated December 20, 1961, as extended. The term of the Management Agreement automatically renews for periods of two years unless either party gives at least six months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2023. FREIT Maryland may terminate the Management Agreement (i) without cause upon one year’s prior written notice, (ii) for cause if Hekemian & Co. has not cured an event of default within 30 days of receipt of notice of termination from FREIT Maryland, or (iii) in the event of an acquisition of FREIT Maryland where FREIT Maryland ceases to effectively exist as an operating entity. The Management Agreement provides for a termination fee in the event of a termination by FREIT Maryland without cause or following a merger or acquisition of FREIT Maryland.

Under the Management Agreement, Hekemian & Co. serves as managing agent for FREIT Maryland and FREIT Maryland’s properties which FREIT Maryland owned on November 1, 2001. FREIT Maryland may retain Hekemian & Co. or other managing agents to manage its properties acquired after November 1, 2001 and to perform various other duties such as sales, acquisitions, and development with respect to any or all of FREIT Maryland’s properties. However, Hekemian & Co. currently manages all properties owned by FREIT Maryland and all subsidiaries and affiliates of FREIT Maryland, except for the commercial office space of the Rotunda, a mixed use (office, retail and residential) property located in Baltimore, Maryland that was acquired in July 2005 by Grande Rotunda, LLC (“Grande Rotunda”), a limited liability company in which FREIT Maryland owns a 60% equity interest. An unaffiliated third party management company manages the commercial office space at the Rotunda. Hekemian & Co. is not the exclusive advisor for FREIT Maryland to locate and recommend investments deemed suitable for FREIT Maryland, and it is not required to offer potential acquisition properties exclusively to FREIT Maryland before acquiring those properties for Hekemian & Co.’s own account or for others, including shareholders and employees of Hekemian & Co. On December 30, 2021, the property owned by Grande Rotunda was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

FREIT Maryland retained Hekemian & Co. to manage the Preakness Shopping Center, which was acquired on November 1, 2002 by Wayne PSC, LLC (“Wayne PSC”), a limited liability company in which FREIT Maryland owns a 40% membership interest, and the Damascus Shopping Center, which was acquired on July 31, 2003 by Damascus Centre, LLC (“Damascus Centre”), a limited liability company in which FREIT Maryland owns a 70% equity interest. On January 10, 2022, the property owned by Damascus Centre was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.) In the fiscal year ended October 31, 2004, FREIT Maryland retained Hekemian & Co. to manage The Pierre Towers, an apartment complex acquired on April 15, 2004. This property was formerly owned by S And A Commercial Associates Limited Partnership (“S&A”), which was reorganized by FREIT Maryland on February 28, 2020 from a partnership into a tenancy-in-common (“TIC”), in which FREIT Maryland ultimately acquired a 65% undivided ownership interest. In the fiscal year ended October 31, 2005, FREIT Maryland retained Hekemian & Co. to provide supervisory and management services to Grande Rotunda, although FREIT Maryland did not retain Hekemian & Co. to manage the commercial office space at the Rotunda.

Pursuant to the terms of the Management Agreement, FREIT Maryland pays Hekemian & Co. certain basic management fees, mortgage origination fees, administrative fees, other miscellaneous fees and leasing commissions as compensation for its services. The Management Agreement includes a detailed schedule of such fees and commissions for those services which the managing agent may be called upon to perform. During the fiscal year ended October 31, 2021, FREIT Maryland incurred to Hekemian & Co. and Hekemian Development Resources, LLC, a wholly-owned subsidiary of Hekemian & Co. (“Hekemian Resources”), management and other fees in the approximate aggregate amount of $2,911,000, which includes the management fees of approximately $2,127,000 described in more detail below, and mortgage, leasing and other fees in the approximate amount of $784,000. Included in other fees for the fiscal year ended October 31, 2021 are commissions payable to Hekemian & Co. for the following: $150,000 for the extension of the Grande Rotunda loan; $54,000 for the extension and modification of the WestFREIT, Corp. loan; $32,500 for the renewal of FREIT Maryland’s line of credit.

FREIT Maryland also uses the resources of Hekemian & Co.’s insurance department to secure insurance coverage for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services, which amounted to approximately $209,000 in the fiscal year ended October 31, 2021.

From time to time, FREIT Maryland engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide certain additional services, such as consulting services related to development and financing activities of FREIT Maryland. Separate fee arrangements are negotiated between FREIT Maryland and Hekemian & Co. with respect to such services. FREIT Maryland also reimburses Hekemian & Co. certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT Maryland.

FREIT Maryland’s real estate investments may be in the form of wholly owned fee interests or, if the circumstances warrant, joint venture interests or as tenants-in-common. FREIT Maryland will make certain real estate investments through joint ventures with other parties from time to time in order to diversify risk. FREIT Maryland will also consider investing in real estate that requires development or that involves particular risk through joint ventures in order to meet FREIT Maryland’s investment objectives. In furtherance of these objectives, FREIT Maryland has invested in joint ventures with employees and affiliates of Hekemian & Co. and with directors of FREIT Maryland, as described below.

FREIT Maryland owns a 60% equity interest in, and is the managing member of, Grande Rotunda, which owns the Rotunda property. Rotunda 100, LLC (“Rotunda 100”), owns a 40% equity interest in Grande Rotunda. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT Maryland and an officer of Hekemian & Co.; certain other members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT Maryland and a former shareholder and former officer of Hekemian & Co. and other employees of Hekemian & Co. have majority managing control of Rotunda 100. In July 2005, Grande Rotunda completed the acquisition of the Rotunda for a purchase price of approximately $31 million (inclusive of transaction costs), which was financed, in part, from an acquisition loan in the amount of $22.5 million, and the balance of which was contributed in cash by the members of Grande Rotunda in proportion to their membership interests. As an incentive to the employees of Hekemian & Co. to identify and provide real estate investment opportunities for FREIT Maryland, FREIT Maryland advanced to the employees of Hekemian & Co. who are members of Rotunda 100 (including Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian), 50% of the amount of the equity capital required to be contributed by them to Rotunda 100 in connection with the acquisition and operation of the Rotunda. FREIT Maryland initially loaned an aggregate amount of approximately $1,900,000 to those Hekemian & Co. employees (including approximately $1,800,000 to Robert S. Hekemian, Jr., David B. Hekemian and Allan Tubin) and certain other members of the immediate family of the late Robert S. Hekemian with respect to their equity capital contributions (the “Rotunda Notes”). On May 8, 2008, the Board approved amendments to the loan agreements to increase the aggregate amount of the loans to $4,000,000 (which increased the aggregate amount loaned to Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian in connection with the Rotunda Notes to $3,800,000 from the initial aggregate amount of $1,800,000). These loans bear interest that floats at 225 basis points over the 90-day London Interbank Offered Rate (“LIBOR”), as adjusted each November 1, February 1, May 1 and August 1, and the loans are secured by such employees’ membership interests in Rotunda 100. The Rotunda Notes originally provided for payments of accrued interest on a quarterly basis, with no principal payments required during the term of the Rotunda Notes, except that the borrowers were required to pay to FREIT Maryland all refinancing proceeds and other cash flow they received from their interests in Grande Rotunda. The Rotunda Notes were originally scheduled to mature at the earlier of (a) 10 years after issue, on June 19, 2015 and (b) at the election of FREIT Maryland, 90 days after the borrower terminates employment with Hekemian & Co., at which time all outstanding unpaid amounts would be due. On June 4, 2015, the Board approved an extension of the terms of each of the Rotunda Notes to the earlier to occur of (a) June 19, 2018 and (b) the day that is 5 days after Grande Rotunda closes on a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved amendments to the Rotunda Notes to further extend the term of each of the Rotunda Notes to the date or dates upon which Grande Rotunda makes distributions of cash to its members as a result of either a refinancing of Grande Rotunda’s indebtedness or a sale of Grande Rotunda or all or a portion of the real property owned by it; provided, that the Rotunda Notes will mature only to the extent of such distributions to the maker of the Rotunda Notes. Pursuant to the December 7, 2017 amendments, distributions of cash as a result of events other than a refinancing of the indebtedness of Grande Rotunda or sale of the Rotunda property will not result in the maturation of the Rotunda Notes. At October 31, 2021, the outstanding principal balance on the Rotunda Notes was $4,000,000, and the accrued but unpaid interest on the Rotunda Notes was $1,292,000. On December 30, 2021 the property owned by Grande Rotunda was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

Grande Rotunda paid Hekemian & Co. approximately $604,000 in management fees during the fiscal year ended October 31, 2021, which is included in the $2,127,000 of management fees paid by FREIT Maryland to Hekemian & Co. during the fiscal year ended October 31, 2021 mentioned above. Pursuant to the terms of the Management Agreement, Grande Rotunda paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $25,000, which is included in the $784,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2021.

Prior to the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation, FREIT Maryland and Rotunda 100, as the 60% and 40% owners of Grande Rotunda, respectively, had been contributing their respective pro-rata share of Grande Rotunda’s cash needs through loans to Grande Rotunda. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of October 31, 2021, Rotunda 100 had funded Grande Rotunda with approximately $3.3 million (including accrued interest), which is included in “Due to affiliate” on FREIT Maryland’s consolidated balance sheet as of October 31, 2021 and is characterized as a demand loan that Rotunda 100 can require to be repaid at any time.

FREIT Maryland owns a 70% equity interest in, and is the managing member of, Damascus Centre, which is the owner of the 144,000 square foot shopping center located in Damascus, Maryland. Damascus 100, LLC (“Damascus 100”), owns a 30% equity interest in Damascus Centre. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT Maryland and an officer of Hekemian & Co.; certain other members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT Maryland and a former shareholder and former officer of Hekemian & Co. and other employees of Hekemian & Co. have majority managing control of Damascus 100. Damascus Centre paid Hekemian & Co. approximately $146,000 in management fees during the fiscal year ended October 31, 2021, which is included in $2,127,000 of management fees paid by FREIT Maryland to Hekemian & Co. during the fiscal year ended October 31, 2021 mentioned above. There were no leasing commission paid by Damascus Centre to Hekemian & Co. during the fiscal year ended

October 31, 2021. On January 10, 2022 the property owned by Damascus Centre was sold. (See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.)

FREIT Maryland owns a 40% membership interest in Westwood Hills, LLC (“Westwood Hills”), which is the owner of a 210-unit residential apartment complex in Westwood, New Jersey. In addition, an aggregate of 35% of the membership interests in Westwood Hills is beneficially owned by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; Ronald J. Artinian, the Chairman and a director of FREIT Maryland; David B. Hekemian, a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; the Estate of Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT Maryland and a former shareholder and former officer of Hekemian & Co.; members of Hekemian family; and two former directors of FREIT Maryland. Pursuant to the terms of an operating agreement, FREIT Maryland is the managing member of Westwood Hills. Hekemian & Co. currently serves as the managing agent for Westwood Hills. During the fiscal year ended October 31, 2021, Westwood Hills paid Hekemian & Co. approximately $228,000 in management fees, which is included in the $2,127,000 of management fees paid by FREIT Maryland to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2021 mentioned above.

FREIT Maryland owns a 40% equity interest in Wayne PSC. H-TPKE, LLC (“H-TPKE”), owns a 60% equity interest in Wayne PSC. In addition, an aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT Maryland and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. FREIT Maryland is the managing member of Wayne PSC. Wayne PSC owns a 322,000 square foot shopping center located in Wayne, New Jersey, known as the Preakness Shopping Center. Hekemian & Co. is the managing agent for the Preakness Shopping Center. During the fiscal year ended October 31, 2021, Wayne PSC paid Hekemian & Co. approximately $142,000 in management fees, which is included in the $2,127,000 of management fees paid by FREIT Maryland to Hekemian & Co. and Hekemian Resources during the fiscal year ended October 31, 2021 mentioned above. Pursuant to the terms of the Management Agreement, Wayne PSC paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $10,000 with respect to leasing activity at the Preakness Shopping Center, which is included in the $784,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above.

On February 28, 2020, FREIT Maryland reorganized S&A from a partnership into a TIC. Prior to this reorganization, FREIT Maryland owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT Maryland consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT Maryland reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT Maryland ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT Maryland’s investment in the TIC is accounted for under the equity method of accounting. While FREIT Maryland’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT Maryland no longer has a controlling interest as the TIC is now under joint control. The remaining 35% undivided interest in the Pierre Towers property is owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT Maryland and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT Maryland and an officer of Hekemian & Co.; and certain members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT Maryland and a former shareholder and former officer of Hekemian & Co. In February 2005, and in accordance with its investment policy regarding risk diversification, FREIT Maryland allowed the minority owners of the former S&A partnership to make a cash contribution to the former S&A partnership of approximately $1.3 million to increase their ownership interest in the former S&A partnership from approximately 25% to 35%, which approximated market value at the time of the investment. On April 15, 2004, the former S&A partnership purchased The Pierre Towers, a residential apartment complex located in Hackensack, New Jersey. During the fiscal year ended October 31, 2021, the Pierre Towers TIC paid Hekemian & Co. approximately $375,000 in management fees. Additionally, the Pierre Towers TIC also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for the Pierre Towers property. The Pierre Towers TIC paid approximately $51,000 for such insurance services for the fiscal year ended October 31, 2021.

Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT Maryland and a shareholder and officer of Hekemian & Co., was a director of Oritani Financial Corp. and its subsidiary, Oritani Bank, until Oritani Financial was merged into Valley National Bancorp in December 2019. FREIT Maryland is a party to a commercial mortgage loan with Valley National Bancorp. The mortgage loan is in the original principal amount of $22,750,000 with an interest rate of 4.75% per annum, which is secured by FREIT Maryland’s Westwood Plaza property and matures on January 13, 2023. This mortgage loan was negotiated at arm’s length and was on standard terms. Another mortgage loan with Oritani Bank in the original principal amount of $6,000,000 was repaid by FREIT Maryland in February 2019.

FREIT Maryland retained the law firm of Giordano, Halleran & Ciesla, P.C during the fiscal year ended October 31, 2021 to furnish legal services. John A. Aiello, a director and Secretary of FREIT Maryland, is an officer and shareholder in the law firm. During the fiscal year ended October 31, 2021, Giordano, Halleran & Ciesla, P.C. received $355,682 in fees from FREIT Maryland and its affiliates for its services. In addition, Mr. Aiello paid to the law firm the amount of $60,000, representing retainer and meeting fees, which Mr. Aiello received in connection with his services as the Secretary of FREIT Maryland during the fiscal year ended October 31, 2021.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a director on April 5, 2018, FREIT Maryland entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to FREIT Maryland through December 2019. Under the Consulting Agreement, Mr. Hekemian was obliged to provide advice and consultation with respect to matters pertaining to FREIT Maryland and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. FREIT Maryland paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. There were no consulting fees paid to Robert S. Hekemian for the fiscal year ended October 31, 2021.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by EisnerAmper LLP to FREIT Maryland totaled $410,000 for the fiscal year ended October 31, 2021 for professional services rendered in connection with the audits of FREIT Maryland’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2021. Audit fees billed by EisnerAmper LLP to FREIT Maryland totaled $431,000 for the fiscal year ended October 31, 2020 for professional services rendered in connection with the audits of FREIT Maryland’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2020.

Audit-Related Fees

Audit-related fees billed in the fiscal year ended October 31, 2021 and 2020 totaled $0 and $43,000, respectively, in connection with matters related to the Purchase and Sale Agreement.

Tax Fees

In the fiscal year ended October 31, 2021, EisnerAmper LLP billed FREIT Maryland $37,500 for the preparation of FREIT Maryland’s 2020 tax return. In the fiscal year ended October 31, 2020, EisnerAmper LLP billed FREIT Maryland $32,500 for the preparation of FREIT Maryland’s 2019 tax return and $8,735 in connection with an analysis relating to the payment of dividends and return of capital. In addition, EisnerAmper LLP billed FREIT Maryland $40,000 in the fiscal year ended October 31, 2020 for tax-related matters and consultations in connection with the Sale Agreement.

All Other Fees

EisnerAmper LLP did not bill FREIT Maryland for any other services during the fiscal years ended October 31, 2021 and 2020.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

All audit and non-audit services provided by FREIT Maryland’s independent registered public accounting firm and the fees associated therewith are pre-approved by the Audit Committee in accordance with the written charter of the Audit Committee adopted by the Board. The Audit Committee gives due consideration to the potential impact of all non-audit services on auditor independence. The engagement of EisnerAmper LLP, which was pre-approved by the Audit Committee, did not make use of the de minimis exception for pre-approval contained in the rules of the SEC that permit limited engagements for non-audit services involving amounts under a specified threshold.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT Maryland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey, Inc.
Dated: January 28, 2022	By: /s/ Robert S. Hekemian, Jr.
Robert S. Hekemian, Jr. President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Allan Tubin
Allan Tubin Chief Financial Officer and Treasurer (Principal Financial/Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Robert S. Hekemian, Jr. and Allan Tubin his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date
/s/ Robert S. Hekemian, Jr.	President, Chief Executive Officer	January 28, 2022
Robert S. Hekemian, Jr.	(Principal Executive Officer) and Director
/s/ Allan Tubin	Chief Financial Officer and	January 28, 2022
Allan Tubin	Treasurer (Principal Financial / Accounting Officer)
/s/ Ronald J. Artinian	Chairman of the Board and Director	January 28, 2022
Ronald J. Artinian
/s/ David F. McBride	Director	January 28, 2022
David F. McBride
/s/ John A. Aiello	Director	January 28, 2022
John A. Aiello
/s/ Justin F. Meng	Director	January 28, 2022
Justin F. Meng
/s/ David B. Hekemian	Director	January 28, 2022
David B. Hekemian
/s/ Richard J. Aslanian	Director	January 28, 2022
Richard J. Aslanian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Real Estate Investment Trust of New Jersey, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey, Inc. and Subsidiaries (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended October 31, 2021, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Real Estate

As of October 31, 2021, the Company had real estate, net of accumulated depreciation, of approximately $270.6 million. As more fully described in Note 1 to the financial statements, the Company evaluates its real estate for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. When it is determined that the carrying value of an asset is not recoverable, an impairment loss is then calculated by comparing the fair value of the asset to its carrying amount. Estimates of undiscounted cash flows or fair value are sensitive to changes in assumptions and judgements, the outcome of which could vary significantly.

We identified the impairment evaluation as a critical audit matter due to significant judgment by management in identifying indicators of impairment and in the estimated recoverability of a particular property. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to future operating income, holding periods, capitalization rates and residual values.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied, identifying the existence of any triggering events, comparing the recoverability analysis to the carrying value by property and evaluating the reasonableness of significant estimates and assumptions including future operating income, holding periods, capitalization rates and residual values, and considered if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2006.

EISNERAMPER LLP

Iselin, New Jersey

January 28, 2022

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2021	2020
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$270,634	$278,150
Construction in progress	665	566
Cash and cash equivalents	35,891	36,860
Investment in tenancy-in-common	19,383	20,101
Tenants' security accounts	1,340	1,408
Receivables arising from straight-lining of rents	3,747	3,977
Accounts receivable, net of allowance for doubtful accounts of $966 and
$804 as of October 31, 2021 and 2020, respectively	1,622	1,811
Secured loans receivable (related party)	5,292	5,194
Prepaid expenses and other assets	5,493	4,985
Deferred charges, net	2,038	2,163
Total Assets	$346,105	$355,215

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $358 and $360 as of October 31, 2021 and 2020, respectively	$301,276	$307,240
Less unamortized debt issuance costs	1,400	1,810
Mortgages payable, net	299,876	305,430

Due to affiliate	3,252	5,921
Deferred director compensation payable	2,475	2,633
Accounts payable and accrued expenses	2,375	2,277
Dividends payable	686	-
Tenants' security deposits	2,039	2,124
Deferred revenue	1,143	1,043
Interest rate cap and swap contracts	2,308	4,924
Total Liabilities	314,154	324,352

Commitments and contingencies (Note 7)

Common Equity:
Shares of beneficial interest without par value:
0 shares authorized and issued at October 31, 2021; 8,000,000 shares authorized	-	27,960
and 6,993,152 shares issued plus 152,144 vested share units granted to Directors at October 31, 2020
Treasury stock, at cost: 0 and 136,501 shares at October 31, 2021	-	(2,863)
and 2020, respectively
Preferred stock with par value of $0.01 per share:	-	-
5,000,000 and 0 shares authorized and issued, respectively, at October 31, 2021;
0 shares authorized and issued, respectively, at October 31, 2020
Common stock with par value of $0.01 per share:	71	-
20,000,000 and 0 shares authorized at October 31, 2021 and 2020, respectively;
6,860,048 and 0 shares issued plus 175,923 and 0 vested share units granted to Directors at October 31, 2021 and 2020, respectively
Additional Paid-In-Capital	25,556	-
Retained earnings	12,963	13,791
Accumulated other comprehensive loss	(2,017)	(3,986)
Total Common Equity	36,573	34,902
Noncontrolling interests in subsidiaries	(4,622)	(4,039)
Total Equity	31,951	30,863
Total Liabilities and Equity	$346,105	$355,215

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2021	2020	2019
	(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$44,160	$46,184	$53,326
Reimbursements	5,468	5,840	6,429
Sundry income	663	703	522
Total revenue	50,291	52,727	60,277

Expenses:
Operating expenses	17,249	15,805	16,501
Third party transaction costs (See Note 14)	-	4,606	1,416
Management fees	2,178	2,251	2,603
Real estate taxes	8,062	8,687	9,591
Depreciation	9,300	10,341	11,339
Tenant improvement write-off due to COVID-19	-	7,277	-
Total expenses	36,789	48,967	41,450

Operating income	13,502	3,760	18,827

Investment income	116	204	360
Unrealized loss on interest rate cap contract	-	-	(160)
Gain on sale of property	-	-	836
Gain on deconsolidation of subsidiary	-	27,680	-
Loss on investment in tenancy-in-common	(295)	(202)	-
Interest expense including amortization
of deferred financing costs	(12,276)	(14,122)	(18,070)
Net income	1,047	17,320	1,793

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(120)	3,233	(6)

Net income attributable to common equity	$927	$20,553	$1,787

Earnings per share - basic and diluted	$0.13	$2.94	$0.26

Weighted average shares outstanding:
Basic	7,019	6,992	6,940
Diluted	7,022	6,994	6,940

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2021	2020	2019
	(In Thousands of Dollars)

Net income	$1,047	$17,320	$1,793

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap and swap contracts
before reclassifications	1,360	(3,553)	(6,081)
Amount reclassified from accumulated other
comprehensive loss to interest expense	1,256	755	(319)
Net unrealized gain (loss) on interest rate cap and swap contracts	2,616	(2,798)	(6,400)
Comprehensive income (loss)	3,663	14,522	(4,607)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(120)	3,233	(6)
Other comprehensive (income) loss :
Unrealized (gain) loss on interest rate cap and swap contracts
attributable to noncontrolling interests in subsidiaries	(647)	852	1,843
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(767)	4,085	1,837
Comprehensive income (loss) attributable to common equity	$2,896	$18,607	$(2,770)

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Beneficial Interest		Treasury Shares at Cost		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Common Equity Stock	Noncontrolling Interests in Subsidiaries	Total Equity
		(In Thousands of Dollars, Except Share and Per Share Amounts)

Balance at October 31, 2018	7,150	$28,288	235	$(4,941)	-	$-	$-	(4,376)	$2,517	$21,488	$2,856	$24,344

Stock based compensation expense		124								124		124

Vested share units granted to Directors and consultant, including $106 in dividends declared payable in share units ($0.60 per share)	64	1,046								1,046		1,046

Vested share units issued to consultant and retired Directors*	(29)	(611)	(29)	611						-		-

Distributions to noncontrolling interests in subsidiaries										-	(686)	(686)

Net income								1,787		1,787	6	1,793

Dividends declared, including $106 payable in share units ($0.60 per share)								(4,173)		(4,173)		(4,173)

Net unrealized loss on interest rate swap contracts									(4,557)	(4,557)	(1,843)	(6,400)

Balance at October 31, 2019	7,185	28,847	206	(4,330)	-	-	-	(6,762)	(2,040)	15,715	333	16,048

Stock based compensation expense		46								46		46

Vested share units granted to Directors and consultant	29	534								534		534

Vested share units issued to consultant and retired Directors*	(69)	(1,467)	(69)	1,467						-		-

Deconsolidation of subsidiary										-	3,596	3,596

Distributions to noncontrolling interests in subsidiaries										-	(3,883)	(3,883)

Net income (loss)								20,553		20,553	(3,233)	17,320

Net unrealized loss on interest rate cap and swap contracts									(1,946)	(1,946)	(852)	(2,798)

Balance at October 31, 2020	7,145	27,960	137	(2,863)	-	-	-	13,791	(3,986)	34,902	(4,039)	30,863

Stock based compensation expense		31					11			42		42

Vested share units granted to Directors, including $42 in dividends declared payable in share units ($0.25 per share)	14	231			14	1	256			488		488

Vested share units issued to retired Director*	(4)	(72)	(4)	72						-		-

Distributions to noncontrolling interests in subsidiaries										-	(1,350)	(1,350)

Net income								927		927	120	1,047

Dividends declared, including $42 payable in share units ($0.25 per share)								(1,755)		(1,755)		(1,755)

Reincorporation of FREIT with and into FREIT Maryland (See Note 1)	(7,155)	(28,150)	(133)	2,791	7,022	70	25,289

Net unrealized gain on interest rate cap and swap contracts									1,969	1,969	647	2,616

Balance at October 31, 2021	-	$-	-	$-	7,036	$71	$25,556	$12,963	$(2,017)	$36,573	$(4,622)	$31,951

* Represents the issuance of treasury shares to consultant and retired Director(s) for share units earned.

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2021	2020	2019
	(In Thousands of Dollars)
Operating activities:
Net income	$1,047	$17,320	$1,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,300	10,341	11,339
Tenant improvement write-off due to COVID-19	-	7,277	-
Amortization	1,653	1,819	1,750
Unrealized loss on interest rate cap contract	-	-	160
Stock based compensation expense	42	46	124
Director fees, consultant fee and related interest paid in stock units	446	534	940
Gain on sale of property	-	-	(836)
Gain on deconsolidation of subsidiary	-	(27,680)	-
Loss on investment in tenancy-in-common	295	202	-
Deferred rents - straight line rent	230	397	(410)
Bad debt expense	361	619	263
Changes in operating assets and liabilities:
Tenants' security accounts	(75)	(285)	149
Accounts receivable, prepaid expenses and other assets	(363)	(1,527)	(968)
Accounts payable, accrued expenses and deferred director compensation payable	(7)	(5,452)	64
Deferred revenue	100	(300)	21
Due to affiliate - accrued interest	(808)	216	288
Deferred interest on mortgages	(2)	360	-
Net cash provided by operating activities	12,219	3,887	14,677
Investing activities:
Proceeds from sale of commercial property, net	-	-	7,060
Capital improvements - existing properties	(1,936)	(2,048)	(3,087)
Deferred leasing costs	(279)	(250)	(569)
Distribution from investment in tenancy-in-common	423	455	-
Deconsolidation of subsidiary cash and cash equivalents	-	(1,383)	-
Net cash (used in) provided by investing activities	(1,792)	(3,226)	3,404
Financing activities:
Repayment of mortgages	(5,962)	(22,910)	(26,529)
Proceeds from mortgage loan refinancings	(-)	25,000	28,815
Deferred financing costs	(699)	(482)	(539)
Due to affiliate - loan repayment	(1,861)	-	-
Dividends paid	(1,027)	(1,357)	(3,048)
Distributions to noncontrolling interests in subsidiaries	(1,350)	(3,883)	(686)
Net cash used in financing activities	(10,899)	(3,632)	(1,987)
Net (decrease) increase in cash, cash equivalents and restricted cash	(472)	(2,971)	16,094
Cash, cash equivalents and restricted cash, beginning of year	39,517	42,488	26,394
Cash, cash equivalents and restricted cash, end of year	$39,045	$39,517	$42,488

Supplemental disclosure of cash flow data:
Interest paid	$10,965	$12,365	$16,337
Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$10	$387	$-
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$125	$179	$157
Financing activities:
Retirement of treasury stock	$2,791	$-	$-
Dividends declared but not paid	$686	$-	$1,357
Dividends paid in share units	$42	$-	$106
Vested share units issued to consultant and retired director	$72	$1,467	$611

Deconsolidation of subsidiary:
Real estate, at cost, net of accumulated depreciation	$-	$(36,225)	$-
Accounts receivable, net of allowance for doubtful accounts	-	(55)	-
Prepaid expenses and other assets	-	(315)	-
Mortgage payable	-	48,000	-
Unamortized debt issuance costs	-	(489)	-
Accounts payable and accrued expenses	-	353	-
Tenants' security deposits	-	585	-
Deferred revenue	-	47	-
Deconsolidation of subsidiary cash and cash equivalents	-	(1,383)	-
Net carrying value of assets and liabilities deconsolidated	$-	$10,518	$-

Recognition of retained investment in tenancy-in-common at fair value	$-	$20,758	$-
Derecognition of noncontrolling interest in subsidiary	$-	$(3,596)	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

Cash and cash equivalents	$35,891	$36,860	$38,075
Tenants' security accounts	1,340	1,408	2,278
Mortgage escrows (included in prepaid expenses and other assets)	1,814	1,249	2,135
Total cash, cash equivalents and restricted cash	$39,045	$39,517	$42,488

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Organization and significant accounting policies:

Organization:

First Real Estate Investment Trust of New Jersey (“FREIT”) was organized on November 1, 1961 as a New Jersey Business Trust. On July 1, 2021, FREIT completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”) which was approved by its stockholders at the annual meeting of stockholders held on May 6, 2021. The Reincorporation changes the law applicable to FREIT’s affairs from New Jersey law to Maryland law and was accomplished by the merger of FREIT with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of FREIT has ceased and FREIT Maryland has succeeded to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT have received one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of stockholders required and all treasury stock held by FREIT was retired.

FREIT Maryland is engaged in owning residential and commercial income producing properties located primarily in New Jersey, Maryland and New York. FREIT Maryland has elected to be taxed as a Real Estate Investment Trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, FREIT Maryland does not pay federal income tax on income whenever income distributed to stockholders is equal to at least 90% of real estate investment trust taxable income. Further, FREIT Maryland pays no federal income tax on capital gains distributed to stockholders. FREIT Maryland is subject to federal income tax on undistributed taxable income and capital gains. FREIT Maryland may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year.

Recently issued accounting standards:

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04 “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, and ASU 2021-01 “Reference Rate Reform (ASC 848): Scope” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. We currently do not anticipate the need to modify our existing debt agreements as a result of reference rate reform in the current year, however if any modification is executed as a result of reference rate reform, the Company will elect the optional expedient available under ASU 2020-04 and ASU 2021-01, which allows entities to account for the modification as if the modification was not substantial. We will disclose the nature of and reason for electing the optional expedient in each interim and annual financial statement period if and when applicable through December 31, 2022.

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT Maryland and the following subsidiaries in which FREIT Maryland has a controlling financial interest, including two LLCs in which FREIT Maryland is the managing member with a 40% ownership interest:

Subsidiary	Owning Entity	% Ownership	Year Acquired/Organized

Westwood Hills, LLC	FREIT Maryland	40%	1994
Wayne PSC, LLC	FREIT Maryland	40%	2002
Damascus Centre, LLC	FREIT Maryland	70%	2003
Grande Rotunda, LLC	FREIT Maryland	60%	2005
WestFREIT, Corp	FREIT Maryland	100%	2007
FREIT Regency, LLC	FREIT Maryland	100%	2014
Station Place on Monmouth, LLC	FREIT Maryland	100%	2017
Berdan Court, LLC	FREIT Maryland	100%	2019

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by FREIT Maryland reflected as "noncontrolling interests in subsidiaries”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in tenancy-in-common:

On February 28, 2020, FREIT Maryland reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT Maryland owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT Maryland consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT Maryland reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT Maryland ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification (“ASC”) 810, “Consolidation”, FREIT Maryland’s investment in the TIC is accounted for under the equity method of accounting. While FREIT Maryland’s effective ownership percentage interest in the Pierre Towers property remained unchanged after the reorganization to a TIC, FREIT Maryland no longer had a controlling interest as the TIC is now under joint control. (See Note 3)

Reclassification:

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

Cash and cash equivalents:

Financial instruments that potentially subject FREIT Maryland to concentrations of credit risk consist primarily of cash and cash equivalents. FREIT Maryland considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. FREIT Maryland maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed federally insured limits.

Real estate development costs:

It is FREIT Maryland’s policy to capitalize pre-development costs, which generally include legal and other professional fees and other directly related third-party costs. Real estate taxes and interest costs incurred during the development and construction phases are also capitalized. FREIT Maryland ceases capitalization of these costs when the project or portion thereof becomes operational, or when construction has been postponed. In the event of a postponement, capitalization of these costs will recommence once construction on the project resumes.

Depreciation:

Real estate and equipment are depreciated on the straight-line method by annual charges to operations calculated to absorb costs of assets over their estimated useful lives.

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments of long-lived assets for the fiscal year ended October 31, 2021. In Fiscal 2020, Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. In the fourth quarter of Fiscal 2020, management determined that it would be unable to re-let the space on similar terms and as such tenant improvements in the amount of approximately $7.3 million (with a consolidated impact to FREIT Maryland of approximately $4.4 million) related to Cobb Theatre were deemed impaired and written off. (See Note 16) For the fiscal year ended October 31, 2019 there were no impairments of long-lived assets.

Deferred charges:

Deferred charges consist primarily of leasing commissions which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $1,109,000, $1,089,000 and $1,139,000 in Fiscal 2021, 2020 and 2019, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

Revenue recognition:

Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT Maryland and commercial tenants generally provide for additional rentals and reimbursements for their proportionate share of real estate taxes, insurance, common area maintenance charges and may include percentage of tenants' sales in excess of specified volumes. Percentage rents are generally included in income when reported to FREIT Maryland when earned, or ratably over the appropriate period.

Interest rate cap and swap contracts:

FREIT Maryland utilizes derivative financial instruments to reduce interest rate risk. FREIT Maryland does not hold or issue derivative financial instruments for trading purposes. FREIT Maryland recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Changes in fair value of those instruments, which qualify as cash flow hedges, are reported in other comprehensive income. (See Note 6)

Advertising:

FREIT Maryland expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $421,000, $297,000 and $281,000 in Fiscal 2021, 2020 and 2019, respectively.

Stock-based compensation:

FREIT Maryland has a stock-based compensation plan that was approved by FREIT Maryland’s Board of Directors (the “Board”), and ratified by FREIT Maryland’s stockholders. Stock based awards are accounted for based on their grant-date fair value (see Note 10).

Note 2 -  Property disposition:

On February 8, 2019, FREIT Maryland sold a commercial building, formerly occupied as a Pathmark supermarket in Patchogue, New York for a sales price of $7.5 million. The sale of this property, which had a carrying value of approximately $6.2 million, resulted in a gain of approximately $0.8 million net of sales fees and commissions. Net cash proceeds of approximately $2 million were realized after paying off the related mortgage on this property in the amount of approximately $5.2 million. FREIT Maryland distributed and paid approximately $676,000 of this gain by way of a one-time special dividend in connection with and in anticipation of the closing of the sale of the Patchogue property of $0.10 per share. The sale of this property eliminated an operating loss of approximately $0.8 million ($0.12 per share) incurred, annually, since Pathmark vacated the building in December 2015.

As the disposal of this property did not represent a strategic shift that would have a major impact on FREIT Maryland’s operations or financial results, the property’s operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

Note 3 -  Investment in tenancy-in-common:

On February 28, 2020, FREIT Maryland reorganized S&A from a partnership into a TIC. Prior to this reorganization, FREIT Maryland owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT Maryland consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT Maryland reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT Maryland ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of ASC 810, “Consolidation”, FREIT Maryland’s investment in the TIC is accounted for under the equity method of accounting. While FREIT Maryland’s effective ownership percentage interest in the Pierre Towers property remained unchanged after the reorganization to a TIC, FREIT Maryland no longer had a controlling interest as the TIC is now under joint control. Since FREIT Maryland retained a noncontrolling financial interest in the TIC, and the deconsolidation of the subsidiary (as of February 28, 2020) was not the result of a nonreciprocal transfer to owners, FREIT Maryland recognized a gain on deconsolidation in the amount of approximately $27.7 million in the accompanying consolidated statement of income for the fiscal year ended October 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities.

FREIT Maryland’s investment in the TIC was approximately $19.4 million and $20.1 million at October 31, 2021 and 2020, respectively, with a loss on investment of approximately $295,000 and $202,000, respectively, in the accompanying consolidated statements of income for the fiscal years ended October 31, 2021 and 2020, respectively.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020 and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The term of the management agreement was renewed for a one-year term which will expire on February 28, 2023. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $375,000 for the fiscal year ended October 31, 2021 and $241,000 for the period from February 28, 2020 through October 31, 2020. Hekemian & Co. management fees outstanding at October 31, 2021 and 2020 were approximately $32,500 and $32,000, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $51,000 for the fiscal year ended October 31, 2021 and $26,000 for the period from February 28, 2020 through October 31, 2020.

The following table summarizes the balance sheets of the Pierre Towers property as of October 31, 2021 and 2020 accounted for by the equity method:

	October 31,	October 31,
	2021	2020
	(In Thousands of Dollars)

Real estate, net	$78,023	$80,041
Cash and cash equivalents	1,338	754
Tenants' security accounts	484	523
Receivables and other assets	510	468
Total assets	$80,355	$81,786

Mortgages payable, net of unamortized debt issuance costs	$49,691	$49,956
Accounts payable and accrued expenses	261	314
Tenants' security deposits	484	535
Deferred revenue	99	56
Equity	29,820	30,925
Total liabilities & equity	$80,355	$81,786

FREIT Maryland's investment in TIC (65% interest)	$19,383	$20,101

The following table summarizes the statements of operations of the Pierre Towers property for the fiscal year ended October 31, 2021 and for the period from February 28, 2020 through October 31, 2020, accounted for by the equity method:

	Year Ended October 31, 2021	For the period from February 28, 2020 through October 31, 2020
	(In Thousands of Dollars)

Revenues	$7,627	$4,981
Operating expenses	4,311	2,786
Depreciation	2,166	1,435
Operating income	1,150	760

Interest expense including amortization of deferred financing costs	1,604	1,070

Net loss	$(454)	$(310)

FREIT Maryland's loss on investment in TIC (65% interest)	$(295)	$(202)

Note 4 -  Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2021	2020
		(In Thousands of Dollars)
Land		$75,688	$75,688
Unimproved land		405	405
Apartment buildings	7-40 years	156,408	155,923
Commercial buildings/shopping centers	5-40 years	151,598	151,293
Equipment/Furniture	5-15 years	2,156	1,978
Total real estate, gross		386,255	385,287
Less: accumulated depreciation		115,621	107,137
Total real estate, net		$270,634	$278,150

Note 5 -  Mortgages payable and credit line:

	October 31, 2021		October 31, 2020
	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Rockaway, NJ (A)	$14,453	$50	$15,050	$23
Westwood, NJ (B)	18,001	39	18,695	71
Wayne, NJ (C)	28,815	379	28,815	427
River Edge, NJ (D)	9,545	36	9,789	53
Red Bank, NJ (E)	11,971	93	12,181	108
Wayne, NJ (F)	22,588	172	23,336	205
Damascus, MD (G)	18,274	101	18,824	166
Middletown, NY (H)	14,921	104	15,255	137
Total fixed rate	138,568	974	141,945	1,190
Westwood, NJ (I)	25,000	220	25,000	460
Frederick, MD (J)	21,188	30	21,775	-
Baltimore, MD (K)	116,520	105	118,520	160
Line of credit - Provident Bank (L)	-	71	-	-
Total variable rate	162,708	426	165,295	620
Total	$301,276	$1,400	$307,240	$1,810

(A)Payable in monthly installments of $115,850 including interest at 5.37% through February 2022 at which time the outstanding balance is due. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $14,532,000 as of October 31, 2021. On December 30, 2021, this loan was refinanced with a new loan in the amount of $7.5 million. (See Note 17 for additional details)

(B)On January 14, 2013, FREIT Maryland refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through February 1, 2023 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,051,000 as of October 31, 2021.

As a result of the negative impact of the COVID-19 pandemic at this property, FREIT Maryland was granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $390,000, of which approximately $222,000 related to deferred interest. These deferred payments are included in the mortgages payable on the consolidated balance sheet as of October 31, 2021 and 2020 and are due at the maturity of this loan.

(C)On August 26, 2019, Berdan Court, LLC (“Berdan Court”), refinanced its $17 million loan (which matured on September 1, 2019) with the lender in the amount of $28,815,000. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million which can be used for capital expenditures and general corporate purposes.

The loan is interest-only for the first five years of the term with monthly installments of approximately $85,004 each month through September 1, 2024. Thereafter, monthly installments of principal plus interest totaling approximately $130,036 will be required each month until September 1, 2029 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,490,000 as of October 31, 2021.

(D)On November 19, 2013, FREIT Maryland refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $679,000 as of October 31, 2021.

(E)On December 7, 2017, Station Place on Monmouth, LLC (“Station Place”) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments were required each month for the first two years of the term and thereafter, principal payments plus accrued interest were required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by an apartment building in Red Bank, New Jersey having a net book value of approximately $18,514,000 as of October 31, 2021.

(F)On September 29, 2016, Wayne PSC, LLC (“Wayne PSC”) refinanced its $24,200,000 mortgage loan held by Metropolitan Life Insurance Company, with a new mortgage loan from People’s United Bank in the amount of $25,800,000. The new loan bears a floating interest rate equal to 220 basis points over the one-month BBA LIBOR with a maturity date of October 1, 2026. In order to minimize interest rate volatility during the term of the loan, Wayne PSC, entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.625% over the term of the loan. This refinancing resulted in: (i) a reduction in interest rate from 6.04% to 3.625% and (ii) net refinancing proceeds of approximately $1 million that were distributed to the partners in Wayne PSC with FREIT Maryland receiving approximately $0.4 million based on it 40% membership interest in Wayne PSC. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $23,408,000 as of October 31, 2021 including approximately $0.7 million classified as construction in progress.

As a result of the negative impact of the COVID-19 pandemic at this property, we were granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended November 1, 2020, resulting in total deferred payments of approximately $319,000, of which approximately $138,000 related to deferred interest. These deferred payments are included in the mortgages payable on the consolidated balance sheets as of October 31, 2021 and 2020 and are due at the maturity of this loan. As a result of COVID-19 pandemic rent losses and the planning for a potential redevelopment of its shopping center, as of October 31, 2021, Wayne PSC was not, and currently is not, in compliance with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank in the amount of approximately $22.6 million as of October 31, 2021. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan. The Company is currently working with the lender to remediate this covenant default. As of the date of the filing of this Form 10K report, the bank has not declared this loan to be in default. Until such time as a definitive agreement is entered into, there can be no assurance the loan covenant will be amended and the bank will not declare this loan to be in default.

(G)On December 26, 2012, Damascus Centre, LLC (“Damascus Centre”) refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million. Based on leasing and net operating income at the shopping center, People’s United Bank agreed to a takedown of the second tranche of this loan on April 22, 2016 in the amount of $2,320,000, of which approximately $470,000 was readily available and the remaining $1,850,000 was held in escrow. In July 2018, these funds totaling $1,850,000 were released from escrow by the bank and became readily available to Damascus Centre. Damascus Centre distributed amounts due to FREIT Maryland and certain members of Damascus 100.

The loan has a maturity date of January 3, 2023 and bears a floating interest rate equal to 210 points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre, LLC entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. (See Note 6 for additional information relating to the interest rate swaps.) The shopping center securing the loan has a net book value of approximately $24,700,000 as of October 31, 2021.

On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds was used to pay off the approximately $18.2 million then outstanding balance of this loan. (See Note 17 for additional details.)

(H)On December 29, 2014, FREIT Regency, LLC (“Regency”) closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and will mature on December 15, 2024. Interest-only payments had been required each month through December 15, 2017 and thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $17,935,000 as of October 31, 2021.

(I)On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”) refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 for additional details in regards to the lis pendens.) This loan, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and has a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately

$5.6 million that were distributed to the partners in Westwood Hills with FREIT Maryland receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. As of October 31, 2021, $25,000,000 of this loan was drawn and outstanding and the interest rate was based on the floor of 4.15%. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $8,207,000 as of October 31, 2021.

(J)On April 28, 2017, WestFREIT, Corp. refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company (“M&T Bank”) in the amount of $23.5 million. The new loan had a floating interest rate equal to 275 basis points over the one-month LIBOR and had a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate and (ii) net refinancing proceeds of approximately $1.1 million which have been used for general corporate purposes. The loan was payable in monthly installments of interest (as defined above) plus principal of $43,250 through May 2018 and principal of $45,250 from June 2018 through May 2019 at which time the outstanding balance became due.

On April 3, 2019, WestFREIT, Corp. exercised its option to extend this loan, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the previous agreement. WestFREIT, Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which requires monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and has a maturity date of January 31, 2022, with the option of WestFREIT, Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space. As of October 31, 2021, approximately $21.2 million of this loan was outstanding and the interest rate was approximately 2.68%. The mortgage is secured by a retail building in Frederick, Maryland having a net book value of approximately $11,626,000 as of October 31, 2021.

As a result of the negative impact of the COVID-19 pandemic at this property, FREIT Maryland was granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $303,800, of which approximately $162,100 related to deferred interest was repaid as of October 31, 2020. The remaining deferred balance due of approximately $141,700 is included in the mortgages payable on the consolidated balance sheets as of October 31, 2021 and 2020 and is due at the maturity of this loan.

On January 7, 2022, the property owned by WestFREIT was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan. (See Note 17 for additional details.)

(K)On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”) refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million with additional funding which was available through February 6, 2021 for retail tenant improvements and leasing costs in the amount of $3,380,000. This loan bears a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021, with two one-year options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, which matured on March 5, 2021.

Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Principal payments in the amount of $500,000 were required upon exercise of the first loan extension option and per calendar quarter thereafter. Additionally, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. As of October 31, 2021, the total amount outstanding on this loan was approximately $116.5 million and the interest rate was approximately 2.93%. The loan is secured by the Rotunda property, which has a net book value of approximately $136,623,000 as of October 31, 2021.

On December 30, 2021, the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. (See Note 17 for additional details.)

(L)FREIT Maryland’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT Maryland’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of October 31, 2021 and 2020, there was no amount outstanding and $13 million was available under the line of credit.

Certain of the Company’s mortgage loans and the line of credit contain financial covenants. Except as was noted in Note 5F above, the Company was in compliance with all of its financial covenants as of October 31, 2021. The lis pendens filed in connection with the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC may adversely affect FREIT Maryland’s ability to refinance certain of its residential properties. (See Note 14 for additional details.)

Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT Maryland’s long-term debt, net at October 31, 2021 and 2020:

	October 31,	October 31,
($ in Millions)	2021	2020
Fair Value	$301.6	$311.4

Carrying Value, Net	$299.9	$305.4

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2021 are as follows:

Year Ending October 31,	Amount
2022	$201,680	(a)(b)(c)(d)
2023	$35,914	(e)
2024	$9,663
2025	$14,734
2026	$817

(a)

Includes a loan on Rotunda property located in Baltimore, Maryland in the amount of approximately $116.5 million which would have matured on February 6, 2022. (See Note 5(K)) On December 30, 2021, the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. (See Note 17)

(b)

Includes a loan on Westridge Square Shopping Center located in Frederick, Maryland in the amount of approximately $21.1 million which has a maturity date of January 31, 2021. (See Note 5(J)) On January 7, 2022, the property owned by WestFREIT was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan. (See Note 17 for additional details.)

(c)

Includes a loan on Boulders, which is a residential property located in Rockaway, New Jersey in the amount of approximately $14.5 million which had a maturity date of February 1, 2022. The loan was refinanced on December 30, 2021 in the amount of $7.5 million with additional funding available of up to another $7.5 million and has a maturity date of January 1, 2024. (See Note 17)

(d)

Includes a loan on the Preakness Shopping Center located in Wayne, New Jersey in the amount of approximately $22.6 million. As a result of COVID-19 pandemic rent losses and the planning for a potential redevelopment of its shopping center, as of October 31, 2021, Wayne PSC was not, and currently is not, in compliance with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank in the amount of approximately $22.6 million as of October 31, 2021. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan. The Company is currently working with the lender to remediate this covenant default. As of the date of the filing of this Form 10K report, the bank has not declared this loan to be in default. Until such time as a definitive agreement is entered into, there can be no assurance the loan covenant will be amended and the bank will not declare this loan to be in default. (See Note 5(F))

(e)

Includes a loan on the Damascus property located in Damascus, Maryland in the amount of approximately $18.2 million. On January 10, 2022, the property owned by Damascus was sold and a portion of the proceeds was used to pay off the then outstanding balance of this loan. (See Notes 5(G) and 17)

Note 6 -  Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT Maryland is accounting for the Damascus Centre, Regency, Wayne PSC and Station Place interest rate swaps and the Grande Rotunda interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income. For the year ended October 31, 2021, FREIT Maryland recorded an unrealized gain of approximately $2,616,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2021, there was a liability of approximately $278,000 for the Damascus Centre swaps, $348,000 for the Wayne PSC swap, $750,000 for the Regency swap, $932,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap. For the year ended October 31, 2020, FREIT Maryland recorded an unrealized loss of approximately $2,798,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2020, there was a liability of approximately $610,000 for the Damascus Centre swaps, $1,260,000 for the Wayne PSC swap, $1,385,000 for the Regency swap, $1,669,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

In Fiscal 2019, FREIT Maryland was accounting for its interest rate swaps and cap contract in accordance with ASC 815. For the year ended October 31, 2019, FREIT Maryland recorded an unrealized loss of approximately $6,400,000 in the consolidated statement of comprehensive loss representing the change in the fair value of these cash flow hedges during such period. For the year ended October 31, 2019, FREIT Maryland recorded an unrealized loss in the consolidated statement of income of approximately $160,000 for the Grande Rotunda interest rate cap representing the change in the fair value of this ineffective cash flow hedge during such period.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 -  Commitments and contingencies:

Leases

Commercial tenants:

FREIT Maryland leases commercial space having a net book value of approximately $127.8 million at October 31, 2021 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancellable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, rents from tenants for which collectability is deemed to be constrained and rents from the Rotunda property, WestFREIT property and Damascus property sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively, subsequent to October 31, 2021, is as follows:

Year Ending October 31,	Amount
2022	$5,719
2023	5,083
2024	3,970
2025	3,298
2026	2,550
Thereafter	3,313
Total	$23,933

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the years in the three-year period ended October 31, 2021 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Environmental concerns

The Westwood Plaza Shopping Center property is in a Flood Hazard Zone. FREIT Maryland maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods. FREIT Maryland acquired the Westwood Plaza property in 1988, and the property has not experienced any flooding that gave rise to any claims under FREIT Maryland’s flood insurance in this time period.

Note 8 -  Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT Maryland and Hekemian & Co. executed a management agreement dated as of November 1, 2001 (“Management Agreement”) whereby Hekemian & Co. would continue as the managing agent for FREIT Maryland. The term of the Management Agreement was renewed for a two-year term which will expire on October 31, 2023. The Management Agreement is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

Hekemian & Co. currently manages all of the properties owned by FREIT Maryland and its affiliates, except for the office building at The Rotunda located in Baltimore, Maryland, which is managed by an independent third party management company. However, FREIT Maryland may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian & Co. does not serve as the exclusive property acquisition advisor to FREIT Maryland and is not required to offer potential acquisition properties exclusively to FREIT Maryland before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian & Co. may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $2,127,000, $2,201,000, and $2,549,000 in Fiscal 2021, 2020 and 2019, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT Maryland. Such commissions and reimbursements amounted to approximately $548,000, $982,000 and $762,000 in Fiscal 2021, 2020 and 2019, respectively. Total Hekemian & Co. management fees outstanding at October 31, 2021 and 2020 were approximately $185,000 and $182,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT Maryland also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $209,000, $190,000 and $196,000 in Fiscal 2021, 2020 and 2019, respectively.

Grande Rotunda owns and operates the Rotunda property. FREIT Maryland owns a 60% equity interest in Grande Rotunda and Rotunda 100, LLC (“Rotunda 100”) owns a 40% equity interest in Grande Rotunda. The equity owners of Rotunda 100 are principally employees of Hekemian & Co. To incentivize the employees of Hekemian & Co, FREIT Maryland advanced, only to employees of Hekemian & Co., up to 50% of the amount of the equity contributions that the Hekemian & Co. employees were required to invest in Rotunda 100. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian & Co. employees’ interests in Rotunda 100 and are full recourse loans. Interest only payments are required to be made when billed.

No principal payments are required during the term of the notes, except that the borrowers are required to pay to FREIT Maryland all refinancing proceeds and other cash flow they receive from their interest in Grande Rotunda. These payments shall be applied first to accrued and unpaid interest and then any outstanding principal. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue, which was June 19, 2015, or, (b) at the election of FREIT Maryland, ninety (90) days after the borrower terminates employment with Hekemian & Co., at which time all outstanding unpaid principal and interest is due. On May 8, 2008, the Board approved amendments to the existing loan agreements with the Hekemian & Co. employees, relative to their interests in Rotunda 100, to increase the aggregate amount that FREIT Maryland may advance to such employees from $2 million to $4 million. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda to its members as a result of a refinancing or sale of Grande Rotunda or the Rotunda property.

The aggregate outstanding principal balance of the Rotunda 100 notes was $4,000,000 at both October 31, 2021 and 2020. The accrued but unpaid interest related to these notes as of October 31, 2021 and 2020 amounted to approximately $1,292,000 and $1,194,000, respectively, and is included in secured loans receivable on the accompanying consolidated balance sheets.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of October 31, 2021 and 2020, Rotunda 100 has funded Grande Rotunda with approximately $3.3 million and $5.9 million (including accrued interest), respectively, which is included in due to affiliate on the accompanying consolidated balance sheets.

From time to time, FREIT Maryland engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT Maryland. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT Maryland with respect to such additional services. Such fees incurred during Fiscal 2021, 2020 and 2019 were $236,500, $125,000 and $275,000, respectively. Fees incurred during Fiscal 2021 related to commissions to Hekemian & Co. for the following: $150,000 for the extension of the Grande Rotunda loan; $54,000 for the extension and modification of the WestFREIT, Corp. loan; $32,500 for the renewal of FREIT Maryland’s line of credit. Fees incurred during Fiscal 2020 related to commissions to Hekemian & Co. for the refinancing of the Westwood Hills loan. Fees incurred during Fiscal 2019 related to commissions to Hekemian & Co. for the following: $131,250 for the sale of the Patchogue property; $144,075 for the refinancing of the Berdan Court loan.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT Maryland, is the President and Chief Operating Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT Maryland, is the Principal/Broker – Salesperson and Director of Commercial Brokerage of Hekemian & Co. Robert S. Hekemian, the former Chairman and Chief Executive Officer of FREIT Maryland, served as a consultant to FREIT Maryland and Chairman of the Board and Chief Executive Officer of Hekemian & Co. prior to his death in December 2019. Allan Tubin, Chief Financial Officer and Treasurer of FREIT Maryland, is the Chief Financial Officer of Hekemian & Co.

Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT Maryland for Fiscal 2021, 2020 and 2019 was approximately $0, $21,000 and $214,000, respectively, for Robert S. Hekemian, $469,000, $508,000 (including a $100,000 adjustment in Fiscal 2020 related to the final approved Fiscal 2019 compensation), and $381,000, respectively, for Robert S. Hekemian, Jr., $30,000, $26,000 and $22,000, respectively, for Allan Tubin and $57,000, $50,000 and $56,000, respectively, for David Hekemian. (See Note 11 to FREIT Maryland’s consolidated financial statements). Such costs are included within operating expenses on the accompanying consolidated statements of income.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Director on April 5, 2018, FREIT Maryland entered into a consulting agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to FREIT Maryland through December 2019. The consulting agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT Maryland and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT Maryland paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the consulting agreement, which was payable in the form of shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For Fiscal 2021, 2020 and 2019, consulting fee expense for Robert S. Hekemian was approximately $0, $8,000 and $60,000, respectively.

Note 9 -  Income taxes:

FREIT Maryland has elected to be treated as a REIT for federal income tax purposes and has distributed 99% of its ordinary taxable income to its stockholders as dividends for the fiscal year ended October 31, 2021. There was no ordinary taxable income for the fiscal year ended October 31, 2020 and no dividends were made/declared for Fiscal 2020. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded in FREIT Maryland’s consolidated financial statements for the fiscal years ended October 31, 2021 and 2020.

FREIT Maryland distributed 100% of its ordinary taxable income and 100% of its capital gain from the sale of the Patchogue, New York property to its stockholders as dividends for the fiscal year ended October 31, 2019. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gain was recorded in FREIT Maryland’s consolidated financial statements for the fiscal year ended October 31, 2019.

As of October 31, 2021, FREIT Maryland had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2018 remain open to examination by the major taxing jurisdictions.

Note 10 - Equity Incentive Plan:

On September 10, 1998, the Board approved FREIT Maryland's Equity Incentive Plan (the "Plan") which was ratified by FREIT Maryland's stockholders on April 7, 1999, whereby up to 920,000 of FREIT Maryland's shares (adjusted for stock splits) may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board approved an increase of 920,000 shares in FREIT Maryland's number of authorized shares. Key personnel eligible for these awards include directors, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT Maryland. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The Board will determine the actual terms of each award.

On April 4, 2007, FREIT Maryland stockholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. On April 5, 2018, FREIT Maryland stockholders approved amendments to the Plan to (a) increase the number of shares reserved for issuance thereunder by an additional 300,000 shares and (b) further extend the term of the Plan from September 10, 2018 to September 10, 2028. As of October 31, 2021, 442,060 shares are available for issuance under the Plan. There was no impact to the Plan or options previously granted as a result of the Reincorporation of FREIT with and into FREIT Maryland as discussed in Note 1.

On March 4, 2019, the Board approved the grant of an aggregate of 5,000 non-qualified share options under the Plan to the Chairman of the Board. The options have an exercise price of $15.00 per share, will vest in equal annual installments over a 5-year period and will expire 10 years from the date of grant, which will be March 3, 2029.

The following table summarizes stock option activity for Fiscal 2021, 2020 and 2019:

	Year Ended October 31,		Year Ended October 31,		Year Ended October 31,
	2021		2020		2019
	No. of Options	Exercise	No. of Options	Exercise	No. of Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of year	310,740	$18.35	310,740	$18.35	305,780	$18.40
Options granted during year	-	-	-	-	5,000	15.00
Options forfeited/cancelled during year	-	-	-	-	(40)	18.45
Options outstanding at end of year	310,740	$18.35	310,740	$18.35	310,740	$18.35
Options vested and expected to vest	309,450		308,310		308,310
Options exercisable at end of year	292,540		276,340		260,140

The estimated fair value of options granted during Fiscal 2019 was $2.43 per option. Such value was estimated on the grant date using a binomial lattice option pricing model using the following assumptions:

•

Expected volatility – 27.69%

•

Risk-free interest rate – 2.72%

•

Imputed option life – 6.3 years

•

Expected dividend yield – 3.82%

The expected volatility over the options’ expected life was based on the historical volatility of the weekly closing price of the Company’s stock over a five (5) year period. The risk-free interest rate was based on the annual yield on the grant date of a zero-coupon U.S. Treasury Bond, the maturity of which equals the option’s expected life. The imputed option life was based on the simplified expected term calculation permitted by the SEC, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The expected dividend yield was based on the Company’s historical dividend yield, exclusive of capital gain dividends. The fair value is based on unobservable inputs (level 3 in the fair value hierarchy as provided by authoritative guidance).

For Fiscal 2021, 2020 and 2019, compensation expense related to stock options granted amounted to approximately $42,000, $46,000 and $124,000, respectively. At October 31, 2021, there was approximately $30,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 1.6 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at October 31, 2021 was approximately $410,000 and $341,000, respectively.

Note 11 - Deferred fee plan:

During Fiscal 2001, the Board adopted a deferred fee plan for its officers and directors, which was amended and restated in Fiscal 2009 to make the deferred fee plan compliant with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder (the "Deferred Fee Plan"). Pursuant to the Deferred Fee Plan, any officer or director might elect to defer receipt of any fees that would be due to them. These fees included annual retainer and meeting attendance fees as determined by the Board. Prior to the amendments to the Deferred Fee Plan that went into effect November 1, 2014 (described in the following paragraph), amounts deferred under the Deferred Fee Plan accrued interest at a rate of 9% per annum, compounded quarterly. Any such deferred fee was to be paid to the participants at the later of: (i) the retirement age specified in the deferral election; (ii) actual retirement; or (iii) upon cessation of a participant's duties as an officer or director.

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Maryland Deferred Fee Plan for its executive officers and directors, one of which provided for the issuance of share units payable in FREIT Maryland shares in respect of (i) deferred amounts of all director fees on a prospective basis; (ii) interest on director fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account was determined by the closing price of FREIT Maryland shares on the date as set forth in the Deferred Fee Plan.

All fees payable to directors for the years ended October 31, 2021, 2020 and 2019 were deferred under the Deferred Fee Plan except for fees payable to one director, who elected to receive such fees in cash. As a result of the amendment to the Deferred Fee Plan described above, for the years ended October 31, 2021 and 2020, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $488,000 and $526,000, respectively, which have been paid through the issuance of 27,176 and 29,134, vested FREIT Maryland share units, respectively, based on the closing price of FREIT Maryland shares on the dates as set forth in the Deferred Fee Plan.

For the years ended October 31, 2021 and 2020, FREIT Maryland has charged as expense approximately $446,000 and $526,000, respectively, representing deferred director fees and interest, and the balance of approximately $42,000 and $0, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provided that cumulative fees together with accrued interest deferred as of November 1, 2014 was paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the participant. In connection with the termination of Robert S. Hekemian’s service to FREIT Maryland under the consulting agreement between Mr. Hekemian and FREIT Maryland in December 2019, Mr. Hekemian’s accrued plan benefits under the Deferred Fee Plan became payable to him and were paid in a single lump sum in the amount of approximately $4.8 million in Fiscal 2020. As of October 31, 2021 and 2020, approximately $1,454,000 and $1,542,000, respectively, of fees has been deferred together with accrued interest of approximately $1,021,000 and $1,091,000, respectively.

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common shares) must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made.

Note 12 - Dividends and earnings per share:

FREIT Maryland declared dividends of approximately $1,755,000 ($0.25 per share), $0 and $4,173,000 ($0.60 per share), respectively, to stockholders of record during Fiscal 2021, 2020 and 2019.

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 11) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT Maryland’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share.

For Fiscal 2021 and 2020, the outstanding stock options increased the average dilutive shares outstanding by approximately 3,000 and 1,500 shares, respectively, with no impact on earnings per share. For Fiscal 2019, the outstanding stock options were anti-dilutive with no impact on diluted earnings per share.

There were approximately 268,000, 268,000 and 306,000, respectively, anti-dilutive shares for the years ended October 31, 2021, 2020 and 2019. Anti-dilutive shares consist of out-of-the money stock options under the Plan.

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

The commercial segment is comprised of eight (8) properties, excluding the land and building formerly occupied as a Pathmark supermarket in Patchogue, New York, which was sold on February 8, 2019 (see Note 2), during the fiscal years ended October 31, 2021, 2020 and 2019. The residential segment is comprised of seven (7) properties, excluding the Pierre Towers property which was converted into a tenancy-in-common and deconsolidated from FREIT Maryland’s operating results as of February 28, 2020 (see Note 3), during the fiscal years ended October 31, 2021 and 2020. The residential segment was comprised of eight (8) properties during the fiscal year ended October 31, 2019.

The accounting policies of the segments are the same as those described in Note 1. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT Maryland's commercial segment, residential segment and corporate/other is comprised of FREIT Maryland’s Board.

FREIT Maryland through its chief operating and decision making group, assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes: deferred rents (straight lining), depreciation, financing costs and other items. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2021. Asset information is not reported since FREIT Maryland does not use this measure to assess performance.

	Years Ended October 31,
	2021	2020	2019
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$23,547	$24,486	$26,692
Residential	26,974	28,638	33,175
Total real estate rental revenue	50,521	53,124	59,867

Real estate operating expenses:
Commercial	11,223	11,334	11,694
Residential	11,071	11,588	14,368
Total real estate operating expenses	22,294	22,922	26,062

Net operating income:
Commercial	12,324	13,152	14,998
Residential	15,903	17,050	18,807
Total net operating income	$28,227	$30,202	$33,805

Recurring capital improvements - residential	$(625)	$(347)	$(685)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$28,227	$30,202	$33,805
Deferred rents - straight lining	(230)	(397)	410
Investment income	116	204	360
Unrealized loss on interest rate cap contract	-	-	(160)
Third party transaction costs	-	(4,606)	(1,416)
Gain on sale of property	-	-	836
Gain on deconsolidation of subsidiary	-	27,680	-
Loss on investment in tenancy-in-common	(295)	(202)	-
General and administrative expenses	(5,195)	(3,821)	(2,633)
Depreciation	(9,300)	(10,341)	(11,339)
Tenant improvement write-off due to COVID-19	-	(7,277)	-
Financing costs	(12,276)	(14,122)	(18,070)
Net income	1,047	17,320	1,793
Net (income) loss attributable to noncontrolling interests in subsidiaries	(120)	3,233	(6)
Net income attributable to common equity	$927	$20,553	$1,787

Note 14 - Termination of Purchase and Sale Agreement:

On January 14, 2020, FREIT Maryland and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), which provided for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

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

The Sellers believe that the allegations set forth in the Complaint and Answer filed by the Purchaser and in the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC are without merit and intend to vigorously defend the action and enforce the Sellers’ rights and remedies under the Purchase and Sale Agreement in connection with the “Purchaser Default” thereunder, including the Purchaser’s forfeiture of its $15 million deposit to the Sellers as liquidated damages as provided in the Purchase and Sale Agreement. As of the year ended October 31, 2021, the $15 million deposit has not been included in income in the accompanying consolidated statement of income.

During the years ended October 31, 2021, 2020 and 2019, the Special Committee of the Board (“Special Committee”) incurred on behalf of the Company third party transaction costs for advisory, legal and other expenses primarily related to the Purchase and Sale Agreement and the Plan of Liquidation discussed in Note 15 in the amount of approximately $0, $4,606,000 and $1,416,000, respectively. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement and on May 7, 2020 the Board approved the elimination of the Special Committee. No further transaction costs were incurred thereafter. Legal costs attributed to the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $2,282,000 and $957,000 for the years ended October 31, 2021 and 2020, respectively.

Note 15 - Termination of Plan of Liquidation:

On January 14, 2020, the Trust’s Board adopted a Plan of Voluntary Liquidation with respect to the Trust (the “Plan of Liquidation”), which provided for the voluntary dissolution, termination and liquidation of the Trust by the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets in accordance with the terms and conditions of the Plan of Liquidation and the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder. The Plan of Liquidation provided that it would become effective upon (i) approval by a majority of the votes cast by Trust’s stockholders present in person or represented by proxy at a duly called meeting of the Trust’s stockholders at which a quorum is present and (ii) the consummation of the transactions contemplated by the Purchase and Sale Agreement.

While the Plan of Liquidation received stockholder approval, the Plan of Liquidation did not become effective as the Sellers terminated the Purchase and Sale Agreement by written notice delivered to the Purchaser on April 30, 2020, and the transactions contemplated thereby were not consummated. Accordingly, the Trust did not proceed with the sale, conveyance, transfer or delivery of all of the Trust’s remaining assets as contemplated by the Plan of Liquidation that was adopted by the Board on January 14, 2020.

Note 16 - COVID-19 Pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which this pandemic could continue to affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses. Beginning in March 2020 and throughout most of 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties are located, implemented stay-at-home and shut down orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. These orders have continued to evolve resulting in the lifting of these restrictions over the past year. Vaccinations for the COVID-19 virus have been widely distributed among the general U.S. population which has resulted in loosened restrictions previously mandated on our tenants identified as nonessential. However, the potential emergence of vaccine-resistant variants of COVID-19 could trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements. As the impact of the pandemic evolves, it continues to cause uncertainty and volatility in the financial markets. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties have continued to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been adversely affected by the previously mandated shut downs and the continued lingering impact to consumer sentiment and preferences for safety amid the reemergence of other COVID-19 variants. During the first quarter of Fiscal 2021, Pet Valu, Inc., a pet store tenant, vacated several stores located in shopping centers owned by FREIT Maryland affiliates (Wayne PSC, Damascus Centre and Grande Rotunda) and terminated the related leases early paying an aggregate lease termination fee in the amount of approximately $260,000 (with a consolidated impact to FREIT Maryland of approximately $140,000). The properties owned by Grande Rotunda and Damascus Centre were sold on December 30, 2021 and January 10, 2022, respectively. See Note 17 to FREIT Maryland’s consolidated financial statements for additional details. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the fiscal years ended October 31, 2021 and 2020, rental revenue deemed uncollectible of approximately $1.3 million and $1.4 million (with a consolidated impact to FREIT Maryland of approximately $0.8 million and $0.9 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT Maryland has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. On a case by case basis, FREIT has offered some commercial tenants deferrals of rent over a specified time period totaling approximately $132,000 and $206,000 (with a consolidated impact to FREIT Maryland of approximately $81,000 and $192,000) and rent abatements totaling approximately $239,000 and $238,000 (with a consolidated impact to FREIT Maryland of approximately $158,000 and $156,000) for the fiscal years ended October 31, 2021 and 2020, respectively. FREIT Maryland currently remains in active discussions and negotiations with these impacted retail tenants.

Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. As a result of the rejection of this lease, uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million were reversed against revenue, and unamortized leasing commissions in the amount of approximately $0.2 million were written off and fully expensed in Fiscal 2020 resulting in a net impact to net income of approximately $0.9 million (with a consolidated impact to FREIT Maryland of approximately $0.5 million) for the year ended October 31, 2020. Tenant improvements related to the Cobb Theatre with a net book value of approximately $7.3 million (with a consolidated impact to FREIT Maryland of approximately $4.4 million) as of October 31, 2020 were deemed to be impaired, written off and charged to operations in the consolidated statement of income for the fiscal year ended October 31, 2020. On December 30, 2021, the property owned by Grande Rotunda was sold. (See Note 17 for additional details.)

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000 which will become due at the maturity of the loans. As of October 31, 2021 and 2020, approximately $162,000 of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheets as of October 31, 2021 and 2020. (See Note 5 to FREIT Maryland’s consolidated financial statements for additional details).

For the fiscal year ended October 31, 2021, we have experienced a positive cash flow from operations with cash provided by operations of approximately $12.2 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of October 31, 2021 of approximately $35.9 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 5) and the additional $7.5 million in funds available to draw on the Boulders loan (See Note 17 for additional details) will provide us with sufficient liquidity for at least the next twelve months from the filing of this Form 10-K.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

Note 17 -Subsequent events:

Boulders Refinancing

On December 30, 2021, FREIT Maryland refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn in the amount of $7,500,000 for corporate needs inclusive of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property resulting from the legal proceedings between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC (See Note 14). This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT Maryland to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as result of the reduction in the principal amount and a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

Purchase and Sale Agreement

On November 22, 2021, certain affiliates (the “Sellers”) of FREIT Maryland entered into a Purchase and Sale Agreement (the “Maryland Purchase and Sale Agreement”) with MCB Acquisition Company, LLC (the “Purchaser”), a third party, pursuant to which the Sellers agreed to sell three properties to the Purchaser. The properties consisted of retail and office space and a residential apartment community owned by Grande Rotunda, LLC (the “Rotunda Property”), a shopping center owned by Damascus Centre, LLC (the “Damascus Property”), and a shopping center owned by WestFREIT Corp. (the “Westridge Square Property”). FREIT Maryland owns 100% of its subsidiary, WestFREIT Corp. (“WestFREIT”), a 60% interest in Grande Rotunda, LLC (“Grande Rotunda”), the joint venture that owned the Rotunda Property, and a 70% interest in Damascus Centre, LLC (“Damascus Centre”), the joint venture that owned the Damascus Property.

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price was to account for improvements and repairs to the Properties and miscellaneous items identified by the Purchaser in the course of its due diligence inspection. Additionally, the Purchaser was obligated under the Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow with respect to certain leases at the Properties where the rent commencement date has not occurred or economic obligations of the Sellers under certain leases remain unpaid. Although there can be no assurance, a portion of the $15,526,731 escrow deposit (the “Purchaser Escrow Payment”) may be paid to the Sellers depending upon the outcome of construction and leasing activities at the Properties.

On December 30, 2021, the sale of the Rotunda Property was consummated by Grande Rotunda and the Purchaser for a purchase price of $191,080,598. Grande Rotunda received net proceeds from the sale of approximately $68.7 million, after payment of related mortgage debt in the amount of $116.5 million and certain transactional expenses and transfer taxes, and not including loans (including interest) from each of the partners in Grande Rotunda (FREIT Maryland and Rotunda 100, LLC), totaling approximately $30.9 million which will be repaid with proceeds from the sale. In addition, the Purchaser deposited a total of $14,026,401 of the Purchaser Escrow Payment in escrow with respect to certain leases at the Rotunda Property where the rent commencement date has not occurred or economic obligations of Grande Rotunda under certain leases remain unpaid. The sale of the Rotunda Property resulted in a net gain of approximately

$52 million which includes approximately $8.2 million of proceeds anticipated to be released from the $14,026,401 held in escrow.

On January 7, 2022, the sale of the Westridge Square Property was consummated by WestFREIT and the Purchaser for a purchase price of $20,984,604. WestFREIT paid net cash outlays from the sale of approximately $0.7 million, after payment of related mortgage debt in the amount of approximately $21.1 million and certain transactional expenses and transfer taxes. In addition, the Purchaser deposited a total of $1,015,396 of the Purchaser Escrow Payment in escrow with respect to certain leases at the Westridge Square Property where the rent commencement date has not occurred or economic obligations of WestFREIT under certain leases remain unpaid. The sale of the Westridge Square Property resulted in a net gain of approximately $8.7 million which includes approximately $0.7 million of proceeds anticipated to be released from the $1,015,396 held in escrow.

On January 10, 2022, the sale of the Damascus Property was consummated by Damascus Centre and the Purchaser for a purchase price of $36,685,067. Damascus Centre received net proceeds from the sale of approximately $16.9 million, after payment of related mortgage debt in the amount of approximately $18.2 million and certain transactional expenses and transfer taxes. In addition, the Purchaser deposited a total of $484,934 of the Purchaser Escrow Payment in escrow with respect to certain leases at the Damascus Property where the rent commencement date has not occurred or economic obligations of Damascus Centre under certain leases remain unpaid. The sale of the Damascus Property resulted in a net gain of approximately $10.1 million which includes approximately $0.4 million of proceeds anticipated to be released from the $484,934 held in escrow.

Note 18 - Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2021 and 2020 (in thousands, except per share amounts):

2021:	Quarter Ended					Year Ended
	January 31,	April 30,	July 31,	October 31,		October 31,

Revenue	$12,754	$12,804	$12,542	$12,191	(d)	$50,291
Expenses, net	11,975	12,867	12,226	12,176		49,244
Net income (loss)	779	(63)	316	15		1,047

Net (income) loss attributable to noncontrolling interests in subsidiaries	(221)	72	(107)	136		(120)
Net income attributable to common equity	$558	$9	$209	$151		$927

Earnings per share - basic and diluted	$0.08	$-	$0.03	$0.02		$0.13
Dividends declared per share	$0.05	$0.05	$0.05	$0.10		$0.25

2020:	Quarter Ended							Year Ended
	January 31,	April 30,		July 31,		October 31,		October 31,

Revenue	$15,593	$13,688		$12,149	(b)	$11,297		$52,727
Expenses, net	17,614	(13,448	)(a)	12,469	(b)	18,772	(c)	35,407
Net (loss) income	(2,021)	27,136		(320)		(7,475)		17,320

Net (income) loss attributable to noncontrolling interests in subsidiaries	(241)	84		139		3,251		3,233
Net (loss) income attributable to common equity	$(2,262)	$27,220		$(181)		$(4,224)		$20,553

(Loss) Earnings per share - basic and diluted	$(0.32)	$3.88	(a)	$(0.02	)(b)	$(0.60	)(c)	$2.94
Dividends declared per share	$-	$-		$-		$-		$-

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

(d) Includes settle-ups of Common Area Maintenance with commercial tenants of approximately $0.7 million for the fiscal quarter ended October 31, 2021, of which approximately $0.4 million related to Fiscal 2020 and approximately $0.3 million related to prior quarters in Fiscal 2021.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2021

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms, River Edge, NJ	$ 9,545	$ 364	$ 1,773	$ -	$ 1,531		$ 364	$ 3,304	$ 3,668	$ 2,989	1966	1975	7-40 years
Berdan Court, Wayne, NJ	28,815	250	2,206	-	4,991		250	7,197	7,447	5,957	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	25,000	3,849	11,546	-	2,919		3,849	14,465	18,314	10,107	1965-70	1994	7-39 years
Boulders - Rockaway, NJ	14,453	1,632	-	3,386	16,091		5,018	16,091	21,109	6,628	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	14,921	2,833	17,792	-	973		2,833	18,765	21,598	3,663	2003	2014	7-40 years
Icon - Baltimore, MD (2)	64,086	5,871	-	-	87,884		5,871	87,884	93,755	11,563	2016	2005	7-40 years
Station Place - Red Bank, NJ	11,971	8,793	10,757	-	19		8,793	10,776	19,569	1,055	2015	2017	7-40 years

Commercial Properties:
Damascus Shopping Center,
Damascus, MD (2)	18,274	2,950	6,987	6,296	17,232		9,246	24,219	33,465	8,765	1960's	2003	5-39.5 years
Franklin Crossing, Franklin Lakes, NJ	-	29	-	3,382	7,438		3,411	7,438	10,849	4,545	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	-	12	36	-	164		12	200	212	164	1940	1962	5-25 years
Westridge Square S/C, Frederick, MD (2)	21,188	9,135	19,159	(1)	4,796		9,134	23,955	33,089	21,463	1986	1992	5-31.5 years
Westwood Plaza, Westwood, NJ	18,001	6,889	6,416	-	2,389		6,889	8,805	15,694	8,643	1981	1988	5-31.5 years
Preakness S/C, Wayne, NJ	22,588	9,280	24,217	-	2,799		9,280	27,016	36,296	13,174	1955/89/00	2002	5-39.5 years
The Rotunda, Baltimore, MD (2)	52,434	10,392	14,634	232	46,078		10,624	60,712	71,336	16,905	1920/2016	2005	5-40 years

Land Leased:
Rockaway, NJ	-	114	-	-	-		114	-	114	-		1963/1964
Vacant Land:				`
Franklin Lakes, NJ	-	224	-	(156)	-		68	-	68	-		1966/93
Wayne, NJ	-	286	-	-	-		286	-	286	-		2002
Rockaway, NJ	-	51	-	-	-		51	-	51	-		1963/1964
	$ 310,276	$ 62,954	$ 115,523	$ 13,139	$ 195,304	$ -	$ 76,093	$ 310,827	$ 386,920	$ 115,621

(1) Total cost for each property is the same for federal income tax purposes, with the exception of the Regency Club, Station Place and the Rotunda properties (Icon and The Rotunda) whose cost for federal income tax purposes is approximately $13.5 million, $4.2 million and $163.2 million, respectively.

(2) The properties owned by Grande Rotunda, WestFREIT and Damascus Centre were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. See Note 17 to FREIT Maryland’s consolidated financial statements for additional details.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2021	2020	2019

Real estate:
Balance, Beginning of year	$385,853	$448,866	$456,658

Additions - Buildings and improvements	1,883	2,055	3,386

Disposals - Buildings and improvements	(816)	(585)	(240)

Tenant improvement write-off due to COVID-19	-	(8,910)	-

Sale of property	-	-	(10,938)

Deconsolidation of subsidiary	-	(55,573)	-

Balance, end of year	$386,920	$385,853	$448,866

Accumulated depreciation:
Balance, beginning of year	$107,137	$118,363	$111,967

Additions - Charged to operating expenses	9,300	10,341	11,339

Tenant improvement write-off due to COVID-19 - Charged to operating expenses	-	(1,637)	-

Disposals - Buildings and improvements	(816)	(583)	(217)

Sale of property	-	-	(4,726)

Deconsolidation of subsidiary	-	(19,347)	-

Balance, end of year	$115,621	$107,137	$118,363

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. (“FREIT Maryland”)

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Declaration of Trust. (Incorporated by reference to Exhibit 3.1 to FREIT’s Form 8-K filed with the SEC on March 10, 2008)
3.2	Amendment to Amended and Restated Declaration of Trust, dated May 31, 1994. (Incorporated by reference to Exhibit 3.2 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.3	Amendment to Amended and Restated Declaration of Trust, dated September 10, 1998. (Incorporated by reference to Exhibit 3.3 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.4	Amendment to Amended and Restated Declaration of Trust, dated January 21, 2004. (Incorporated by reference to Exhibit 3.4 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.5	Amendment to Amended and Restated Declaration of Trust, dated May 15, 2007. (Incorporated by reference to Exhibit 3.5 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.6	Amendment to Amended and Restated Declaration of Trust, dated March 4, 2008. (Incorporated by reference to Exhibit 3.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.7	Amendment to Amended and Restated Declaration of Trust, dated December 4, 2013. (Incorporated by reference to Exhibit 3.7 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014.)
3.8	Amendment to Amended and Restated Declaration of Trust, dated December 7, 2017. (Incorporated by reference to Exhibit 3.1 to FREIT’s 8-K dated December 7, 2017 and filed with the SEC on December 11, 2017)
3.9	Articles of Incorporation of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Exhibit 3.1 to FREIT’s Registration Statement on Form S-4 filed on February 11, 2021.)
3.10	Articles of Amendment and Restatement of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix A to FREIT’s Registration Statement on Form S-4/A filed on March 26, 2021.)
3.11	Bylaws of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix B to FREIT’s Registration Statement on Form S-4/A filed on March 26, 2021.)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT Maryland.
10.1	Management Agreement dated April 10, 2002, by and between FREIT Maryland and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3.1, 10.3.2, 10.3.3, 10.3.4, 10.3.5, 10.3.6, 10.3.7, 10.3.8, 10.3.9, 10.3.10, 10.3.11, 10.3.12, 10.3.13, 10.3.14, 10.3.15, 10.4.1, 10.4.2, 10.4.3, 10.4.4, 10.4.5, 10.4.6, 10.4.7, 10.4.8, 10.4.9 and 10.4.10, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)

10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)
10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
10.10	Property Management Agreement dated February 28, 2020 between Pierre Towers LLC and Hekemian & Co. Inc.(Incorporated by reference to Exhibit 10.10 to FREIT’s Form 10-K for the fiscal year ended October 31, 2020 and filed with the SEC on January 29, 2021).
10.11	Line of Credit Note in the principal amount of $13 million executed by FREIT Maryland as Borrower, and delivered to Provident Bank, as Lender, in connection with the Credit Facility provided by Provident Bank to FREIT Maryland.
10.12	Purchase and Sale Agreement dated November 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser.
10.13	First Amendment to Purchase and Sale Agreement dated December 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser.
10.14	Second Amendment to Purchase and Sale Agreement dated December 23, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser.
10.15	Third Amendment to Purchase and Sale Agreement dated December 28, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser.
10.16	Fourth Amendment to Purchase and Sale Agreement dated December 30, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser.
10.17	Fifth Amendment to Purchase and Sale Agreement dated January 7, 2022 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser.
21	Subsidiaries of FREIT Maryland
23.1	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following materials from FREIT Maryland’s annual report on Form 10-K for the fiscal year ended October 31, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

* FREIT Maryland will furnish a copy of any exhibit not included herewith upon request and upon payment of FREIT Maryland’s reasonable expenses in furnishing such exhibit.