Form 10-Q
period 2022-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2022-03-17
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2022
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

As of March 17, 2022, the number of shares of common stock outstanding was 6,863,744.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY, INC.

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2022	October 31, 2021
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Real estate, at cost, net of accumulated depreciation	$96,999	$270,634
Construction in progress	668	665
Cash and cash equivalents	95,438	35,891
Investment in tenancy-in-common	18,902	19,383
Tenants' security accounts	1,062	1,340
Receivables arising from straight-lining of rents	762	3,747
Accounts receivable, net of allowance for doubtful accounts of $1,327 and $966 as of January 31, 2022 and October 31, 2021, respectively	754	1,622
Secured loans receivable (related party)	221	5,292
Funds held in post-closing escrow	9,337	-
Prepaid expenses and other assets	3,059	5,493
Deferred charges, net	193	2,038
Interest rate swap contract	71	-
Total Assets	$227,466	$346,105

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $358 as of January 31, 2022 and October 31, 2021	$137,774	$301,276
Less unamortized debt issuance costs	1,283	1,400
Mortgages payable, net	136,491	299,876

Due to affiliate	-	3,252
Deferred director compensation payable	2,475	2,475
Accounts payable and accrued expenses	2,804	2,375
Dividends payable	686	686
Tenants' security deposits	1,305	2,039
Deferred revenue	559	1,143
Interest rate cap and swap contracts	1,117	2,308
Total Liabilities	145,437	314,154

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share:
5,000,000 and 0 shares authorized and issued, respectively, at January 31, 2022 and October 31, 2021	-	-
Common stock with par value of $0.01 per share:
20,000,000 shares authorized at January 31, 2022 and October 31, 2021; 6,860,048 shares issued plus 178,419 and 175,923 vested share units granted to Directors at January 31, 2022 and October 31, 2021, respectively	71	71
Additional paid-in-capital	25,622	25,556
Retained earnings	58,037	12,963
Accumulated other comprehensive loss	(1,089)	(2,017)
Total Common Equity	82,641	36,573
Noncontrolling interests in subsidiaries	(612)	(4,622)
Total Equity	82,029	31,951
Total Liabilities and Equity	$227,466	$346,105

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Three Months Ended January 31,
	2022	2021
	(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$9,763	$10,850
Reimbursements	757	1,544
Sundry income	129	360
Total revenue	10,649	12,754

Expenses:
Operating expenses	4,293	4,108
Management fees	497	526
Real estate taxes	1,863	1,917
Depreciation	1,820	2,295
Total expenses	8,473	8,846

Operating income	2,176	3,908

Investment income	26	30
Loss on investment in tenancy-in-common	(124)	(27)
Net gain on sale of Maryland properties	70,003	-
Interest expense including amortization of deferred financing costs	(2,928)	(3,132)
Net income	69,153	779

Net income attributable to noncontrolling interests in subsidiaries	(23,376)	(221)
Net income attributable to common equity	$45,777	$558

Earnings per share:
Basic	$6.51	$0.08
Diluted	$6.45	$0.08

Weighted average shares outstanding:
Basic	7,036	7,009
Diluted	7,099	7,009

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Three Months Ended January 31,
	2022	2021
	(In Thousands of Dollars)

Net income	$69,153	$779

Other comprehensive income:
Unrealized gain on interest rate cap and swap contracts before reclassifications	756	189
Amount reclassified from accumulated other comprehensive loss to interest expense	506	309
Net unrealized gain on interest rate cap and swap contracts	1,262	498
Comprehensive income	70,415	1,277

Net income attributable to noncontrolling interests in subsidiaries	(23,376)	(221)
Other comprehensive income:
Unrealized gain on interest rate cap and swap contracts attributable to noncontrolling interests in subsidiaries	(334)	(111)
Comprehensive income attributable to noncontrolling interests in subsidiaries	(23,710)	(332)

Comprehensive income attributable to common equity	$46,705	$945

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2022

(Unaudited)

	Common Equity
	Common Stock		Additional Paid-In-	Retained	Accumulated Other Comprehensive	Total Common	Noncontrolling Interests in	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Subsidiaries	Equity
	(In Thousands of Dollars, Except Per Share Amounts))

Balance at October 31, 2021	7,036	$71	$25,556	$12,963	$(2,017)	$36,573	$(4,622)	$31,951

Stock based compensation expense			5			5		5

Vested share units granted to Directors, including $17 in dividends declared payable in share units ($0.10 per share)	2		61			61		61

Distributions to noncontrolling interests in subsidiaries						-	(19,700)	(19,700)

Net income				45,777		45,777	23,376	69,153

Dividends declared, including $17 payable in share units ($0.10 per share)				(703)		(703)		(703)

Net unrealized gain on interest rate swap contracts					928	928	334	1,262

Balance at January 31, 2022	7,038	$71	$25,622	$58,037	$(1,089)	$82,641	$(612)	$82,029

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2021

(Unaudited)

	Common Equity
	Beneficial Interest		Treasury Shares at Cost			Accumulated Other	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Retained Earnings	Comprehensive (Loss) Income	Common Equity	Interests in Subsidiaries	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2020	7,145	$27,960	137	$(2,863)	$13,791	$(3,986)	$34,902	$(4,039)	$30,863

Stock based compensation expense		12					12		12

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)	7	118					118		118

Net income					558		558	221	779

Dividends declared, including $8 payable in share units ($0.05 per share)					(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts						387	387	111	498

Balance at January 31, 2021	7,152	$28,090	137	$(2,863)	$13,999	$(3,599)	$35,627	$(3,707)	$31,920

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
	(In Thousands of Dollars)
Operating activities:
Net income	$69,153	$779
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of Maryland properties	(70,003)	-
Depreciation	1,820	2,295
Amortization	434	404
Stock based compensation expense	5	12
Director fees and related interest paid in stock units	44	110
Loss on investment in tenancy-in-common	124	27
Deferred rents - straight line rent	10	206
Deferred real estate tax appeal fees	35	-
Bad debt expense	408	171
Changes in operating assets and liabilities:
Tenants' security accounts	(734)	(46)
Accounts receivable, prepaid expenses and other assets	2,139	548
Accounts payable, accrued expenses and deferred director compensation payable	91	728
Deferred revenue	(584)	(115)
Due to affiliate - accrued interest	(47)	44
Deferred interest on mortgages	-	(2)
Net cash provided by operating activities	2,895	5,161
Investing activities:
Proceeds from sale of Maryland properties, net	247,412	-
Proceeds from payment of secured loans receivable inclusive of accrued interest	5,094	-
Capital improvements - existing properties	(485)	(409)
Deferred leasing costs	(60)	(65)
Distribution from investment in tenancy-in-common	357	-
Net cash provided by (used in) investing activities	252,318	(474)
Financing activities:
Repayment of mortgages	(171,002)	(969)
Proceeds from mortgage loan refinancing	7,500	-
Deferred financing costs	(246)	(73)
Due to affiliate - loan repayment	(3,205)	-
Dividends paid	(686)	-
Distributions to noncontrolling interests in subsidiaries	(19,700)	-
Net cash used in financing activities	(187,339)	(1,042)
Net increase in cash, cash equivalents and restricted cash	67,874	3,645
Cash, cash equivalents and restricted cash, beginning of period	39,045	39,517
Cash, cash equivalents and restricted cash, end of period	$106,919	$43,162

Supplemental disclosure of cash flow data:
Interest paid	$2,525	$2,472

Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$-	$18
Investing activities:
Accrued transactional costs for sales of Maryland properties	$407	$-
Accrued capital expenditures, construction costs and pre-development costs	$58	$75
Financing activities:
Dividends declared but not paid	$686	$342
Dividends paid in share units	$17	$8

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$95,438	$39,788
Tenants' security accounts	1,062	1,451
Funds held in post-closing escrow	9,337	-
Mortgage escrows (included in prepaid expenses and other assets)	1,082	1,923
Total cash, cash equivalents and restricted cash	$106,919	$43,162

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of presentation:

First Real Estate Investment Trust of New Jersey (“FREIT”) was organized on November 1, 1961 as a New Jersey Business Trust. On July 1, 2021, FREIT completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”) which was approved by its stockholders at the annual meeting of stockholders held on May 6, 2021. The Reincorporation changed the law applicable to FREIT’s affairs from New Jersey law to Maryland law and was accomplished by the merger of FREIT with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT Maryland”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of FREIT ceased and FREIT Maryland succeeded to all the business, properties, assets and liabilities of FREIT. Holders of shares of beneficial interest in FREIT received one newly issued share of common stock of FREIT Maryland for each share of FREIT that they own, without any action of stockholders required and all treasury stock held by FREIT was retired.

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

The consolidated results of operations for the three-month period ended January 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended October 31, 2021 of FREIT Maryland.

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

Note 3 – Dividends and earnings per share:

The FREIT Maryland Board of Directors (“Board”) declared a dividend of $0.10 per share in the first quarter which was paid on March 15, 2022 to stockholders of record on March 1, 2022. The Board will continue to evaluate the dividend on a quarterly basis.

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT Maryland’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 63,000 shares with an impact of approximately $0.06 on earnings per share. For the three months ended January 31, 2021, the outstanding stock options were anti-dilutive with no impact on earnings per share. There were approximately 0 and 311,000, anti-dilutive shares for the three months ended January 31, 2022 and 2021, respectively. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

Index

Note 4 – Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT Maryland has been accounting for the Damascus Centre, LLC (“Damascus Centre”), FREIT Regency, LLC (“Regency”), Wayne PSC, LLC (“Wayne PSC”) and Station Place on Monmouth (“Station Place”) interest rate swaps and the Grande Rotunda, LLC (“Grande Rotunda”) interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income. On December 30, 2021, the Rotunda property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of this loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of this loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the three months ended January 31, 2022. (See Note 7 for further details on the sales of these properties.)

For the three months ended January 31, 2022 and 2021, FREIT Maryland recorded an unrealized gain of approximately $1,262,000 and $498,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. As of January 31, 2022, there was an asset of approximately $71,000 for the Wayne PSC swap and a liability of approximately $475,000 for the Regency swap and $642,000 for the Station Place swap. As of October 31, 2021, there was a liability of approximately $278,000 for the Damascus Centre swaps, $348,000 for the Wayne PSC swap, $750,000 for the Regency swap, $932,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

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

FREIT Maryland’s investment in the TIC was approximately $18.9 million and $19.4 million at January 31, 2022 and October 31, 2021, respectively, with a loss on investment in TIC of approximately $124,000 and $27,000, in the accompanying condensed consolidated statements of income for the three months ended January 31, 2022 and 2021, respectively.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020 and will expire on February 28, 2023. The management agreement is for a term of one year and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees charged to operations were approximately $98,000 and $93,000 for the three months ended January 31, 2022 and 2021, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $0 and $10,000 for the three months ended January 31, 2022 and 2021, respectively.

Index

The following table summarizes the balance sheets of the Pierre Towers property as of January 31, 2022 and October 31, 2021, accounted for by the equity method:

	January 31,	October 31,
	2022	2021
	(In Thousands of Dollars)

Real estate, net	$77,508	$78,023
Cash and cash equivalents	1,205	1,338
Tenants' security accounts	475	484
Receivables and other assets	359	510
Total assets	$79,547	$80,355

Mortgages payable, net of unamortized debt issuance costs	$49,624	$49,691
Accounts payable and accrued expenses	275	261
Tenants' security deposits	475	484
Deferred revenue	93	99
Equity	29,080	29,820
Total liabilities & equity	$79,547	$80,355

FREIT Maryland's investment in TIC (65% interest)	$18,902	$19,383

The following table summarizes the statements of operations of the Pierre Towers property for the three months ended January 31, 2022 and 2021, accounted for by the equity method:

	Three Months Ended January 31,
	2022	2021
	(In Thousands of Dollars)

Revenue	$1,954	$1,891
Operating expenses	1,201	991
Depreciation	542	540
Operating income	211	360

Interest expense including amortization of deferred financing costs	401	401

Net loss	$(190)	$(41)

FREIT Maryland's loss on investment in TIC (65% interest)	$(124)	$(27)

Note 6 – Termination of Purchase and Sale Agreement:

On January 14, 2020, FREIT Maryland and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), which provides for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

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

On May 6, 2020, the Purchaser filed a complaint (the “Complaint”) against the Sellers in the Superior Court of New Jersey, in which, among other things, the Purchaser alleged breach of contract and breach of the covenant of good faith and fair dealing against the Sellers in connection with the Sellers’ termination of the Purchase and Sale Agreement. The Purchaser sought (a) a judgment of specific performance compelling the Sellers to convey the properties under the Purchase and Sale Agreement to the Purchaser; (b) declaratory judgment from the court that (i) the Purchase and Sale Agreement was not terminated, (ii) the Purchaser was not in default under the Purchase and Sale Agreement, and (iii) the Sellers were in default under the Purchase and Sale Agreement, subject to a right to cure; (c) an order for injunctive relief compelling the Sellers to perform the Purchase and Sale Agreement; (d) in the event that the court did not order specific performance, a judgment directing that the Purchaser’s $15 million deposit under the Purchase and Sale Agreement be returned to the Purchaser, and compensatory, consequential and incidental damages in an amount to be determined at trial; and (e) attorneys’ fees and costs.

Index

The Purchaser filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement, providing notice to the public of the Complaint. The lis pendens have been dismissed by the Court pursuant to the Order entered on February 4, 2022 discussed below. Accordingly, subject to the Purchaser’s possible challenge of the Court’s Order, the future sale or financing of these properties is not affected by the lis pendens.

On June 17, 2020, the Sellers filed their answer, separate defenses, and counterclaims (the “Answer”) in response to the Complaint, in which, among other things, the Sellers (a) denied the Purchaser’s claim that the Sellers’ termination of the Purchase and Sale Agreement was wrongful, and asserted that there was no contractual basis in the Purchase and Sale Agreement to relieve the Purchaser from its obligation to perform thereunder, or to defer or postpone the Purchaser’s obligation to perform, (b) asserted certain defenses to the allegations set forth in the Complaint without admitting any liability, and (c) requested relief from the Court in the form of (i) judgment in the Sellers’ favor dismissing all of the Purchaser’s claims against them with prejudice and denying all of the Purchaser’s requests for relief, (ii) reasonable attorneys’ fees and costs, and (iii) such other and further relief as the Court deemed just.

In addition, the Answer asserted counterclaims by the Sellers against the Purchaser for breach of contract due to the Purchaser’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers sought a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to the Purchaser’s default and an order from the Court that the Purchaser authorized the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers. On April 28, 2021, the Sellers amended the Answer to include (1) counterclaims against the Purchaser for breach of contract due to the Purchaser’s breach of confidentiality and non-disclosure obligations contained in the Purchase and Sale Agreement, and (2) third-party claims against Purchaser’s affiliate Kushner Realty Acquisition LLC for breach of its confidentiality and non-disclosure obligations contained in the non-disclosure agreement entered into by the parties in connection with the negotiation of the transactions contemplated by the Purchase and Sale Agreement, based on the conduct of the Purchaser and its affiliates after the Sellers terminated the Purchase and Sale Agreement.

In connection with these counterclaims and third-party claims, the Answer sought the following relief from the Court: (a) liquidated damages in the amount of $15 million, as provided in the Purchase and Sale Agreement; (b) in the alternative to the liquidated damages provided for in the Purchase and Sale Agreement, money damages in an amount to be determined at trial; (c) interest, attorneys’ fees and costs associated with the defense of the Purchaser’s claims and the prosecution of the Sellers’ counterclaims against the Purchaser, as provided for in the Purchase and Sale Agreement; (d) judgment declaring that the Sellers properly terminated the Purchase and Sale Agreement due to the Purchaser’s default thereunder; (e) judgment declaring that the Purchaser must authorize the escrow agent to release the $15 million deposit to the Sellers; (f) an order enjoining the Purchaser and its affiliates from engaging in further breaches of the Purchase and Sale Agreement and non-disclosure agreement, and compelling the Purchaser and its affiliates to return the Sellers’ confidential information and materials and to use best efforts to ensure the return of the Sellers’ confidential information and materials from third parties to whom the Purchaser and/or its affiliates provided such materials; and (g) such other relief as the Court deemed just and equitable.

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

Each of the Sellers and the Purchaser filed motions for summary judgment (“Summary Judgment Motions”) with the Court in which the litigation is pending seeking, among other things, the dismissal of the other parties’ claims.

On February 4, 2022, the Court entered an Order (the “Order”) with respect to the Summary Judgment Motions which provides as follows:

(1) The Court finds that the Plaintiff’s have breached the subject contract and the Court dismisses all claims for relief filed by the Plaintiff in this suit. The Court dismissed the Complaint and dismisses the Lis Pendens.

(2) The Court finds that the liquidated damage provision of the contract is not enforceable and the Court Orders that the $15 million held in escrow be returned to the Plaintiff.

(3) The Court dismisses the Counterclaims and Third Party Complaint. All pleadings are dismissed.

Index

The Sellers are evaluating the Order and their rights and remedies with respect thereto. The Sellers continue to believe that the allegations set forth in the Complaint and Answer filed by the Purchaser and in the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC are without merit.

Through the quarter ended January 31, 2022, the $15 million deposit has not been included in income in the accompanying condensed consolidated statement of income. Legal costs attributed to the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $613,000 and $481,000 for the three months ended January 31, 2022 and 2021, respectively, and are included in operating expenses on the condensed consolidated statements of income.

Note 7 – Maryland property dispositions:

On November 22, 2021, certain affiliates (the “Maryland Sellers”) of FREIT Maryland entered into a Purchase and Sale Agreement (the “Maryland Purchase and Sale Agreement”) with MCB Acquisition Company, LLC (the “Maryland Purchaser”), a third party, pursuant to which the Maryland Sellers agreed to sell three properties to the Maryland Purchaser. The properties consisted of retail and office space and a residential apartment community owned by Grande Rotunda, LLC (the “Rotunda Property”), a shopping center owned by Damascus Centre, LLC (the “Damascus Property”), and a shopping center owned by WestFREIT Corp. (the “Westridge Square Property”). FREIT Maryland owns 100% of its subsidiary, WestFREIT Corp. (“WestFREIT”), a 60% interest in Grande Rotunda, LLC (“Grande Rotunda”), the joint venture that owned the Rotunda Property, and a 70% interest in Damascus Centre, LLC (“Damascus Centre”), the joint venture that owned the Damascus Property.

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price was to account for improvements and repairs to the Maryland Properties and miscellaneous items identified by the Maryland Purchaser in the course of its due diligence inspection. Additionally, the Maryland Purchaser was obligated under the Maryland Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow with respect to certain leases at the Maryland Properties, which have not been executed or where the rent commencement date has not occurred or economic obligations of the Maryland Sellers under certain leases remain unpaid. Although there can be no assurance, a portion of the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”) may be paid to the Maryland Sellers depending upon the outcome of construction and leasing activities at the Maryland Properties.

On December 30, 2021, the sale of the Rotunda Property which had a net book value of approximately $135.7 million, was consummated by Grande Rotunda and the Maryland Purchaser for a purchase price of $191,080,598. Grande Rotunda received net proceeds from the sale of approximately $35.4 million, after payment of related mortgage debt in the amount of $116.5 million, payment of loans (including interest) to each of the partners in Grande Rotunda (FREIT Maryland with a 60% interest and Rotunda 100, LLC (“Rotunda 100”) with a 40% interest) in the amount of approximately $31 million, with FREIT Maryland receiving approximately $27.7 million, and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $4.8 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $14,026,401 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Rotunda Property, which have not been executed or where the rent commencement date has not occurred or economic obligations of Grande Rotunda under certain leases remain unpaid. The net proceeds from the sale of approximately $35.4 million were distributed to the partners in Grande Rotunda with FREIT Maryland receiving approximately $21.4 million based on its 60% interest in Grande Rotunda. The sale of the Rotunda Property resulted in a net gain of approximately $51.2 million which includes approximately $8.2 million of proceeds anticipated to be released from the $14,026,401 of funds held in escrow (included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of January 31, 2022), a write-off of the straight-line rent receivable of approximately $1.8 million and a write-off of unamortized lease commissions of approximately $1.1 million. During the first quarter ended January 31, 2022, secured loans including accrued interest held by certain members in Rotunda 100 in the amount of approximately $5.1 million were repaid to FREIT Maryland. The Maryland Purchaser Escrow Payment Agreement provides for among other things, monthly disbursements from escrow to the Maryland Purchaser related to the aforementioned tenant lease agreements until the earlier of (i) the rent commencement date of the respective tenant lease agreements or (ii) 5-years from the date of the agreement. Release and amounts of escrowed funds to FREIT Maryland, generally, is contingent on the success and timing of future leasing activities at the Maryland Properties.

On January 7, 2022, the sale of the Westridge Square Property which had a net book value of approximately $11.5 million, was consummated by WestFREIT and the Maryland Purchaser for a purchase price of $20,984,604. WestFREIT paid net cash outlays from the sale of approximately $0.7 million, after payment of related mortgage debt in the amount of approximately $21.1 million and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.5 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $1,015,396 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Westridge Square Property, which have not been executed or where the rent commencement date has not occurred or economic obligations of WestFREIT under certain leases remain unpaid. The sale of the Westridge Square Property resulted in a net gain of approximately $8.7 million which includes approximately $0.7 million of proceeds anticipated to be released from the $1,015,396 of funds held in escrow (included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of January 31, 2022), a write-off of the straight-line rent receivable of approximately $0.5 million and a write-off of unamortized lease commissions of approximately $0.3 million.

Index

On January 10, 2022, the sale of the Damascus Property which had a net book value of approximately $24.6 million, was consummated by Damascus Centre and the Maryland Purchaser for a purchase price of $36,685,067. Damascus Centre received net proceeds from the sale of approximately $16.9 million, after payment of related mortgage debt in the amount of approximately $18.2 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.9 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $484,934 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Damascus Property, which have not been executed or where the rent commencement date has not occurred or economic obligations of Damascus Centre under certain leases remain unpaid. The net proceeds from the sale of approximately $16.9 million were distributed to the partners in Damascus Centre with FREIT Maryland receiving approximately $11.8 million based on its 70% interest in Damascus Centre. The sale of the Damascus Property resulted in a net gain of approximately $10.1 million which includes approximately $0.4 million of proceeds anticipated to be released from the $484,934 of funds held in escrow (included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of January 31, 2022), a write-off of the straight-line rent receivable of approximately $0.6 million and a write-off of unamortized lease commissions of approximately $0.3 million.

In summary, the sale of the Maryland Properties having a total net book value of $171.8 million resulted in net proceeds from the sale of approximately $51.6 million, after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the partners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $6.2 million. The sale of the Maryland Properties resulted in a net gain of approximately $70 million (with a consolidated impact to FREIT Maryland of approximately $46.3 million) which includes approximately $9.3 million of proceeds anticipated to be released from the $15,526,731 of funds held in escrow (included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of January 31, 2022), a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

As the disposal of the Maryland Properties did not represent a strategic shift that would have a major impact on FREIT Maryland’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Note 8 – Management agreement, fees and transactions with related party:

Hekemian & Co. currently manages all the properties owned by FREIT Maryland and its affiliates, except for the office building at the Rotunda Property which was sold December 30, 2021 and was formerly managed by an independent third party management company. The management agreement between FREIT Maryland and Hekemian & Co. dated as of November 1, 2001 (“Management Agreement”) expires on October 31, 2023 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $484,000 and $513,000 for the three months ended January 31, 2022 and 2021, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT Maryland. Such commissions and reimbursements amounted to approximately $184,000 and $129,000 for the three months ended January 31, 2022 and 2021, respectively. FREIT Maryland also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $52,000 and $69,000 for the three months ended January 31, 2022 and 2021, respectively.

From time to time, FREIT Maryland engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT Maryland. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT Maryland with respect to such additional services. Such fees incurred for the three months ended January 31, 2022 and 2021 were approximately $6,294,000 and $0, respectively. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; $75,000 for the refinancing of the loan on the Boulders property. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated income statement for the three months ended January 31, 2022. The commission for the refinancing of the loan on the Boulders property was a deferred mortgage cost included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet as of January 31, 2022.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT Maryland, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT Maryland, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT Maryland, is the Chief Financial Officer of Hekemian & Co.

Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT Maryland for the three months ended January 31, 2022 and 2021 was approximately $135,000 and $116,000, respectively, for Robert S. Hekemian, Jr., $10,000 and $8,000, respectively, for Allan Tubin and $15,000 and $14,000, respectively, for David Hekemian (See Note 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

Index

The equity owners of Rotunda 100, which owns a 40% minority equity interest in Grande Rotunda, are principally employees of Hekemian & Co. To incentivize the employees of Hekemian & Co., FREIT Maryland advanced, only to employees of Hekemian & Co., up to 50% of the amount of the equity contributions that the Hekemian & Co. employees were required to invest in Rotunda 100. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian & Co. employees’ interests in Rotunda 100 and are full recourse loans. On December 7, 2017, the Board approved a further extension of the previously amended maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda to its members as a result of a refinancing or sale of Grande Rotunda or the Rotunda Property. On December 30, 2021, the Rotunda Property was sold and the net sales proceeds were distributed to the partners in Grande Rotunda. (See Note 7 for further details.) As of January 31, 2022, approximately $5.1 million of the secured loans receivable (including accrued interest) were repaid to FREIT Maryland. The aggregate outstanding principal balance of the Rotunda 100 notes was approximately $167,000 and $4,000,000 at January 31, 2022 and October 31, 2021, respectively. The accrued but unpaid interest related to these notes as of January 31, 2022 and October 31, 2021 amounted to approximately $54,000 and $1,292,000, respectively, and is included in secured loans receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda Property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of October 31, 2021, Rotunda 100 had funded Grande Rotunda with approximately $3.3 million (including interest) which was included in “Due to affiliate” on the accompanying condensed consolidated balance sheet. On December 30, 2021, the Rotunda Property was sold and Grande Rotunda repaid approximately $31 million to the equity owners in Grande Rotunda resulting in a loan repayment to Rotunda 100 of approximately $3.3 million. As of January 31, 2022, all loans were repaid in full to each of the partners.

Note 9 – Mortgage financings and line of credit:

On December 30, 2021, FREIT Maryland refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs inclusive of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property resulting from the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC (See Note 6). This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT Maryland to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

FREIT Maryland’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT Maryland’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of January 31, 2022 and October 31, 2021, there was no amount outstanding and $13 million was available under the line of credit.

In accordance with certain loan agreements, FREIT Maryland may be required to meet or maintain certain financial covenants throughout the term of the loan. As a result of the COVID-19 pandemic, rent losses and the planning for a potential redevelopment of its shopping center, as of October 31, 2021, Wayne PSC was not, and currently is not, in compliance with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank. As of January 31, 2022, this loan has a balance of approximately $22.4 million. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan with a balance of approximately $22.4 million as of January 31, 2022. The Company is currently working with the lender to remediate this covenant default. As of the date of the filing of this quarterly report on Form 10-Q, the bank has not declared this loan to be in default. Until such time as a definitive agreement is entered into, there can be no assurance the loan covenant will be amended and the bank will not declare this loan to be in default.

Index

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT Maryland’s long-term debt at January 31, 2022 and October 31, 2021:

($ in Millions)	January 31, 2022	October 31, 2021

Fair Value	$136.5	$301.6

Carrying Value, Net	$136.5	$299.9

Fair values are estimated based on market interest rates at January 31, 2022 and October 31, 2021 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 – Segment information:

FREIT Maryland has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of five (5) properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. The residential segment is comprised of six (6) properties, excluding the Icon at the Rotunda Property which was sold on December 30, 2021. (See Note 7 for further details.)

The accounting policies of the segments are the same as those described in Note 1 in FREIT Maryland’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT Maryland's commercial segment, residential segment and corporate/other is comprised of FREIT Maryland’s Board.

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the three month periods ended January 31, 2022 and 2021. Asset information is not reported since FREIT Maryland does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2022	2021
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$4,321	$6,351
Residential	6,338	6,609
Total real estate rental revenue	10,659	12,960

Real estate operating expenses:
Commercial	2,685	2,627
Residential	2,641	2,664
Total real estate operating expenses	5,326	5,291

Net operating income:
Commercial	1,636	3,724
Residential	3,697	3,945
Total net operating income	$5,333	$7,669

Recurring capital improvements - residential	$(48)	$(82)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$5,333	$7,669
Deferred rents - straight lining	(10)	(206)
Investment income	26	30
General and administrative expenses	(1,327)	(1,260)
Loss on investment in tenancy-in-common	(124)	(27)
Depreciation	(1,820)	(2,295)
Net gain on sale of Maryland properties	70,003	-
Financing costs	(2,928)	(3,132)
Net income	69,153	779
Net income attributable to noncontrolling interests in subsidiaries	(23,376)	(221)
Net income attributable to common equity	$45,777	$558

Note 12 – Income taxes:

FREIT Maryland has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) and 100% of its capital gains to its stockholders as dividends for the fiscal year ending October 31, 2022. FREIT Maryland distributed 99% of its ordinary taxable income to its stockholders as dividends for the fiscal year ended October 31, 2021. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains were recorded in FREIT Maryland’s condensed consolidated financial statements for the three months ended January 31, 2022 and 2021.

As of January 31, 2022, FREIT Maryland had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2018 remain open to examination by the major taxing jurisdictions.

Index

Note 13 – Equity incentive plan:

As of January 31, 2022, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the three month periods ended January 31, 2022 and 2021:

	Three Months Ended January 31, 2022		Three Months Ended January 31, 2021
	No. of Options	Exercise	No. of Options	Exercise
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	310,740	$18.35	310,740	$18.35
Options granted during period	-	-	-	-
Options forfeited/cancelled during period	-	-	-	-
Options outstanding at end of period	310,740	$18.35	310,740	$18.35
Options vested and expected to vest	309,450		308,310
Options exercisable at end of period	292,540		276,340

For the three month periods ended January 31, 2022 and 2021, compensation expense related to stock options vested amounted to approximately $5,000 and $12,000, respectively. At January 31, 2022, there was approximately $25,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 1.4 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at January 31, 2022 was approximately $1,706,000 and $1,563,000, respectively.

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

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made.

For the three month periods ended January 31, 2022 and 2021, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $61,600 and $118,100, respectively, which have been paid through the issuance of 2,496 and 6,919 vested FREIT Maryland share units, respectively, based on the closing price of FREIT Maryland shares on the dates as set forth in the Deferred Fee Plan.

For the three month periods ended January 31, 2022 and 2021, FREIT Maryland has charged as expense approximately $43,800 and $110,200, respectively, representing deferred director fees and interest, and the balance of approximately $17,000 and $7,900, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provided that cumulative fees together with accrued interest deferred as of November 1, 2014 was paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the participant. As of January 31, 2022 and October 31, 2021, approximately $1,454,000 of fees has been deferred together with accrued interest of approximately $1,021,000.

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

Index

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of January 31, 2022, is as follows:

Year Ending October 31,	Amount
2022*	$5,782
2023	5,191
2024	4,110
2025	3,413
2026	2,666
Thereafter	3,362
Total	$24,524

*Amount represents full fiscal year and excludes rents from the Rotunda Property, the Westridge Square Property and the Damascus Property sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively.

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the three month periods ended January 31, 2022 and 2021 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – COVID-19 Pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Beginning in March 2020 and throughout most of 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties were located, implemented stay-at-home and shut down orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. Over the past year, vaccinations for the COVID-19 virus were widely distributed among the general U.S. population which resulted in loosened restrictions previously mandated on our tenants identified as nonessential. However, the potential emergence of vaccine-resistant variants of COVID-19 could trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements. As the impact of the pandemic evolves, it continues to cause uncertainty and volatility in the financial markets. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties have continued to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been adversely affected by the previously mandated shut downs and the continued lingering impact to consumer sentiment and preferences for safety amid the reemergence of other COVID-19 variants. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the three months ended January 31, 2022 and 2021, rental revenue deemed uncollectible of approximately $0.1 million and $0.6 million (with a consolidated impact to FREIT Maryland of approximately $0.1 million and $0.4 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT Maryland has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. For the three months ended January 31, 2022, there were no security deposits from its commercial tenants applied to outstanding receivables due. On a case by case basis, FREIT Maryland has offered rent abatements totaling approximately $9,000 and $50,000 (with a consolidated impact to FREIT Maryland of approximately $9,000 and $31,000) for the three months ended January 31, 2022 and 2021, respectively. There were no significant deferrals of rent over a specified time period offered to its commercial tenants for the three months ended January 31, 2022 and 2021. FREIT Maryland currently remains in active discussions and negotiations with these impacted retail tenants.

For the three months ended January 31, 2022, we have experienced a positive cash flow from operations with cash provided by operations of approximately $2.9 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of January 31, 2022 of approximately $95.4 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9) and the additional $7.5 million in funds available to be drawn upon on the Boulders loan (See Note 9 for additional details) will provide us with sufficient liquidity for at least the next twelve months from the filing of this quarterly report on Form 10-Q.

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

Readers of this discussion are advised that the discussion should be read in conjunction with the unaudited condensed consolidated financial statements of FREIT Maryland (including related notes thereto) appearing elsewhere in this Form 10-Q, and the consolidated financial statements included in FREIT Maryland’s most recently filed Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect FREIT Maryland’s current expectations and are based on estimates, projections, beliefs, data, methods and assumptions of management of FREIT Maryland at the time of such statements regarding future results of operations, economic performance, financial condition and achievements of FREIT Maryland, and do not relate strictly to historical or current facts. These forward-looking statements are identified through the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning. Forward-looking statements involve risks and uncertainties in predicting future results and conditions.

Although FREIT Maryland believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT Maryland’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT Maryland’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and on-going negative effects of the COVID-19 pandemic on our properties and tenants, and generally on our real estate assets and the real estate markets in which we operate, and the global, U.S. and local economies. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

OVERVIEW

FREIT Maryland is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT Maryland owns a portfolio of residential apartment and commercial properties. FREIT Maryland’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties and additional rents derived from operating commercial properties. FREIT Maryland’s properties are primarily located in northern New Jersey and New York.

COVID-19 Pandemic: The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Beginning in March 2020 and throughout most of 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties were located, implemented stay-at-home and shut down orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. Over the past year, vaccinations for the COVID-19 virus were widely distributed among the general U.S. population which resulted in loosened restrictions previously mandated on our tenants identified as nonessential. However, the potential emergence of vaccine-resistant variants of COVID-19 could trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements. The COVID-19 pandemic and the actions taken by individuals, businesses and government authorities to reduce its spread have caused substantial lost business revenue, changes in consumer behavior and large reductions in liquidity and fair value of many assets.

As the impact of the pandemic evolves, it continues to cause uncertainty and volatility in the financial markets. Many U.S. industries and businesses were negatively affected and millions of people filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which was the highest recorded rate since the Great Depression. Since April 2020, the U.S unemployment rate has declined to 4% as of January 2022, as many businesses continue to reopen and rehire employees following many of the COVID-19 mandated shut down orders being lifted. However, the jobless rate remains above the pre-pandemic levels of about 3.5%. Additionally, the annual inflation rate in the U.S. has accelerated to 7.5% in January 2022, the highest since 1982, which is primarily driven by soaring energy costs, labor shortages and supply disruptions.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continued to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants have been adversely affected by the previously mandated shut downs and the continued lingering impact to consumer

Index

sentiment and preferences for safety amid the reemergence of other COVID-19 variants. The Company is closely monitoring changes in the collectability assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences related to the COVID-19 pandemic. For the three months ended January 31, 2022 and 2021, rental revenue deemed uncollectible of approximately $0.1 million and $0.6 million (with a consolidated impact to FREIT Maryland of approximately $0.1 million and $0.4 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT Maryland has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. For the three months ended January 31, 2022, there were no security deposits from its commercial tenants applied to outstanding receivables due. On a case by case basis, FREIT Maryland has offered rent abatements totaling approximately $9,000 and $50,000 (with a consolidated impact to FREIT Maryland of approximately $9,000 and $31,000) for the three months ended January 31, 2022 and 2021, respectively. There were no significant deferrals of rent over a specified time period offered to its commercial tenants for the three months ended January 31, 2022 and 2021. FREIT Maryland currently remains in active discussions and negotiations with these impacted retail tenants.

For the three months ended January 31, 2022, we have experienced a positive cash flow from operations with cash provided by operations of approximately $2.9 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of January 31, 2022 of approximately $95.4 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9 to FREIT Maryland’s condensed consolidated financial statements for further details) and the additional $7.5 million in funds available to be drawn upon on the Boulders loan (See Note 9 to FREIT Maryland’s condensed consolidated financial statements for further details) will provide us with sufficient liquidity for at least the next twelve months from the filing of this quarterly report on Form 10-Q.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. (See Note 16 to FREIT Maryland’s condensed consolidated financial statements for further details.)

Residential Properties: While our residential properties continue to generate positive cash flow, the impact COVID-19 and the significant rise in inflation may have on these properties over the next year is uncertain.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT Maryland’s retail tenants, which could have an adverse impact on FREIT Maryland. The impact COVID-19 and the significant rise in inflation may have on the operating and financial performance of our commercial properties is currently uncertain.

Maryland Property Dispositions:

On November 22, 2021, certain affiliates (the “Maryland Sellers”) of FREIT Maryland entered into a Purchase and Sale Agreement (the “Maryland Purchase and Sale Agreement”) with MCB Acquisition Company, LLC (the “Maryland Purchaser”), a third party, pursuant to which the Sellers agreed to sell three properties to the Maryland Purchaser. The properties consisted of retail and office space and a residential apartment community owned by Grande Rotunda, LLC (the “Rotunda Property”), a shopping center owned by Damascus Centre, LLC (the “Damascus Property”), and a shopping center owned by WestFREIT Corp. (the “Westridge Square Property”). FREIT Maryland owns 100% of its subsidiary, WestFREIT Corp. (“WestFREIT”), a 60% interest in Grande Rotunda, LLC (“Grande Rotunda”), the joint venture that owned the Rotunda Property, and a 70% interest in Damascus Centre, LLC (“Damascus Centre”), the joint venture that owned the Damascus Property.

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price was to account for improvements and repairs to the Maryland Properties and miscellaneous items identified by the Maryland Purchaser in the course of its due diligence inspection. Additionally, the Maryland Purchaser was obligated under the Maryland Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow with respect to certain leases at the Maryland Properties, which have not been executed or where the rent commencement date has not occurred or economic obligations of the Sellers under certain leases remain unpaid. Although there can be no assurance, a portion of the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”) may be paid to the Sellers depending upon the outcome of construction and leasing activities at the Maryland Properties. The Maryland Purchaser Escrow Payment Agreement provides for among other things, monthly disbursements from escrow to the Maryland Purchaser related to the aforementioned tenant lease agreements until the earlier of (i) the rent commencement date of the respective tenant lease agreements or (ii) 5-years from the date of the agreement. Release and amounts of escrowed funds to FREIT Maryland, generally, is contingent on the success and timing of future leasing activities at the Maryland Properties.

The sale of the Maryland Properties having a total net book value of $171.8 million resulted in net proceeds from the sale of approximately $51.6 million, after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the partners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $6.2 million. The sale of the Maryland Properties resulted in a net gain of approximately $70 million (with a consolidated impact to FREIT Maryland of approximately $46.3 million) which includes approximately $9.3 million of proceeds anticipated to be released from the $15,526,731 of funds held in escrow (included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of January 31, 2022), a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million. See Note 7 to FREIT Maryland’s condensed consolidated financial statements for additional details on the sale of these three properties.

Index

Debt Financing Availability: Financing has been available to FREIT Maryland and its affiliates. The lis pendens filed in connection with the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC have been dismissed by the Court pursuant to the Order entered on February 4, 2022 discussed elsewhere in this report. (See Note 6 to FREIT Maryland’s condensed consolidated financial statements). Accordingly, subject to the possible challenge of the Court’s Order by Sinatra Properties, LLC the future sale or financing of these properties is not affected by the lis pendens.

On December 30, 2021, FREIT Maryland refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs inclusive of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property resulting from the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC (See Note 6 to FREIT Maryland’s condensed consolidated financial statements). This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT Maryland to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

In accordance with certain loan agreements, FREIT Maryland may be required to meet or maintain certain financial covenants throughout the term of the loan. As a result of the COVID-19 pandemic, rent losses and the planning for a potential redevelopment of its shopping center, as of October 31, 2021, Wayne PSC was not, and currently is not, in compliance with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank. As of January 31, 2022, this loan has a balance of approximately $22.4 million. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan with a balance of approximately $22.4 million as of January 31, 2022. The Company is currently working with the lender to remediate this covenant default. As of the date of the filing of this quarterly report on Form 10-Q, the bank has not declared this loan to be in default. Until such time as a definitive agreement is entered into, there can be no assurance the loan covenant will be amended and the bank will not declare this loan to be in default.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, have been applied consistently as of January 31, 2022, and for the three months ended January 31, 2022 and 2021. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

Revenue Recognition: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when due from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Straight-line rents receivable represent unbilled rents receivable to the extent straight-line rents exceed current rents billed in accordance with lease agreements. Before FREIT Maryland can recognize revenue, it is required to assess, among other things, its collectability.

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

See Note 2 to FREIT Maryland’s condensed consolidated financial statements for recently issued accounting standards.

Index

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2022 (“Current Quarter”) decreased 16.5% to $10,649,000, compared to $12,754,000 for the three months ended January 31, 2021 (“Prior Year’s Quarter”). The decrease in revenue for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $2.3 million attributed to the Maryland Properties sold in the Current Quarter; (b) a decrease of approximately $0.1 million primarily driven by lease termination fees received in the Prior Year’s Quarter from Pet Valu, Inc., a former pet store tenant at the Preakness Shopping Center located in Wayne, New Jersey; offset by (c) an increase from the residential segment, excluding the Icon at the Rotunda Property sold in the Current Quarter, of approximately $0.3 million primarily driven by an increase in the average occupancy rate to 98.9% from 97.3% in the Prior Year’s Quarter.

Net income attributable to common equity (“net income-common equity”) for the Current Quarter was $45,777,000 ($6.51 per share basic and $6.45 per share diluted), compared to $558,000 ($0.08 per share basic and diluted), for the Prior Year’s Quarter.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the three months ended January 31, 2022 and 2021:

NON-GAAP NET INCOME COMPONENTS	Three Months Ended
	January 31,
	2022	2021	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$1,626	$3,518	$(1,892)
Residential properties	3,697	3,945	(248)
Total income from real estate operations	5,323	7,463	(2,140)

Financing costs:
Fixed rate mortgages	(1,342)	(1,461)	119
Floating rate mortgages	(952)	(1,316)	364
Interest rate swap contracts breakage fee	(213)	—	(213)
Other - Corporate interest	(58)	(61)	3
Mortgage cost amortization	(363)	(294)	(69)
Total financing costs	(2,928)	(3,132)	204

Investment income	26	30	(4)

General & administrative expenses:
Accounting fees	(138)	(154)	16
Legal and professional fees	(713)	(532)	(181)
Directors fees	(273)	(237)	(36)
Stock option expense	(5)	(12)	7
Corporate expenses	(198)	(325)	127
Total general & administrative expenses	(1,327)	(1,260)	(67)

Depreciation	(1,820)	(2,295)	475
Loss on investment in tenancy-in-common	(124)	(27)	(97)
Adjusted net (loss) income	(850)	779	(1,629)

Net gain on sale of Maryland properties	70,003	—	70,003
Net income	69,153	779	68,374

Net income attributable to noncontrolling interests in subsidiaries	(23,376)	(221)	(23,155)

Net income attributable to common equity	$45,777	$558	$45,219

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

Adjusted net (loss) income for the Current Quarter was adjusted net loss of $850,000 ($0.12 per share basic and diluted), compared to adjusted net income of $779,000 ($0.11 per share basic and diluted), for the Prior Year’s Quarter. Adjusted net (loss) income is a

Index

non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on sale of Maryland properties in Fiscal 2022.

The decrease in adjusted net income for the Current Quarter was primarily driven by the following: (a) a decrease of approximately $1.4 million (with a consolidated impact to FREIT Maryland of approximately $0.9 million) attributed to the Maryland Properties sold in the Current Quarter; (b) an increase in general and administrative expenses (“G&A”) of approximately $0.1 million primarily driven by an increase in legal costs attributed to the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC; (c) an increase in loss on investment in tenancy-in-common of approximately $0.1 million; (d) an increase in adjusted net loss at the Preakness Shopping Center of approximately $0.3 million (with a consolidated impact to FREIT Maryland of approximately $0.1 million) primarily attributed to a decline in revenue of approximately $0.1 million as explained above, an increase in snow removal costs of approximately $0.1 million and an increase in depreciation expense of approximately $0.1 million resulting from the write-off of tenant improvements; offset by (e) an increase of approximately $0.2 million (with a consolidated impact to FREIT Maryland of approximately $0.2 million) from the residential segment, excluding the Maryland Properties sold, primarily attributed to the increase in revenue as explained above. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT Maryland’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT Maryland’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Quarter as compared to the Prior Year’s Quarter (see below for definition of NOI):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2022	2021	$	%	2022	2021	$	%	2022	2021
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$3,576	$4,551	$(975)	-21.4%	$6,197	$6,505	$(308)	-4.7%	$9,773	$11,056
Reimbursements	727	1,504	(777)	-51.7%	30	40	(10)	-25.0%	757	1,544
Other	18	296	(278)	-93.9%	111	64	47	73.4%	129	360
Total revenue	4,321	6,351	(2,030)	-32.0%	6,338	6,609	(271)	-4.1%	10,659	12,960
Operating expenses	2,685	2,627	58	2.2%	2,641	2,664	(23)	-0.9%	5,326	5,291
Net operating income	$1,636	$3,724	$(2,088)	-56.1%	$3,697	$3,945	$(248)	-6.3%	5,333	7,669

Average Occupancy % *	68.9%	70.2%		-1.3%	98.9%	97.3%		1.6%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(10)	(206)
Investment income	26	30
General and administrative expenses	(1,327)	(1,260)
Loss on investment in tenancy-in-common	(124)	(27)
Depreciation	(1,820)	(2,295)
Net gain on sale of Maryland properties	70,003	—
Financing costs	(2,928)	(3,132)
Net income	69,153	779
Net income attributable to noncontrolling interests in subsidiaries	(23,376)	(221)
Net income attributable to common equity	$45,777	$558

*	Average occupancy rate excludes the Rotunda Property, the Damascus Property and the Westridge Square Property from all periods presented as the properties were sold in the Current Quarter. See Note 7 to FREIT Maryland’s condensed consolidated financial statements for further details.

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

Index

COMMERCIAL SEGMENT

The commercial segment contains five (5) separate properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. Three of these properties are multi-tenanted retail centers, one is a single tenanted retail center located in Glen Rock, New Jersey and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT Maryland from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. (See Note 7 to FREIT Maryland’s condensed consolidated financial statements for additional details on the sale of these three properties.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT Maryland’s commercial segment for the Current Quarter decreased by 32% and 56.1%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all commercial properties for the Current Quarter decreased by 1.3%, as compared to the Prior Year’s Quarter.

The decline in revenue for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $1.9 million (excluding an increase in the straight-line rent receivable of approximately $0.2 million) attributed to the Maryland Properties sold in the Current Quarter; and (b) a decrease of approximately $0.1 million attributed to lease termination fees received in the Prior Year’s Quarter from Pet Valu, Inc., a former pet store tenant at the Preakness Shopping Center. The decrease in NOI for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $1.8 million attributed to the Maryland Properties sold in the Current Quarter; and (b) a decrease of approximately $0.2 million attributed to a decline in revenue of approximately $0.1 million as explained above and an increase in snow removal costs of approximately $0.1 million at the Preakness Shopping Center.

Same Property Operating Results: FREIT Maryland’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in the Current Quarter. Same property revenue and NOI for the Current Quarter decreased by 6.8% and 24%, respectively, as compared to the Prior Year’s Quarter. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following tables reflect leasing activity at FREIT Maryland’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter (excluding any leases executed for the Rotunda Property, the Westridge Square Property and the Damascus Property which were sold in the Current Quarter):

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	1	2,750	$20.50	$60.80	-66.3%	$—	$—

Non-comparable leases	2	4,483	$25.15	N/A	N/A	$1.49	$1.26

Total leasing activity	3	7,233

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

RESIDENTIAL SEGMENT

FREIT Maryland currently operates six (6) multi-family apartment buildings or complexes totaling 792 apartment units, excluding the Icon at the Rotunda Property which was sold on December 30, 2021. (See Note 7 to FREIT Maryland’s condensed consolidated financial statements for additional details on the sale of the Rotunda Property.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT Maryland’s residential segment for the Current Quarter decreased by 4.1% and 6.3%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all residential properties for the Current Quarter increased by 1.6%, as compared to the Prior Year’s Quarter.

The decrease in revenue for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $0.6 million attributed to the Icon at the Rotunda Property sold in the Current Quarter; offset by (b) an increase of approximately $0.3 million, excluding the Icon at the Rotunda Property, primarily driven by an increase in the average occupancy rate to 98.9% from 97.3% in the Prior Year’s Quarter. The decrease in NOI for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $0.4 million attributed to the Icon at the Rotunda Property sold in the Current Quarter; offset by (b) an increase of approximately $0.2 million, excluding the Icon at the Rotunda Property, which was primarily driven by an increase in revenue as explained above.

Same Property Operating Results: FREIT Maryland’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon at the Rotunda property was excluded from same property results

Index

for all periods presented because this property was sold in the Current Quarter. Same property revenue and NOI for the Current Quarter increased by 7.5% and 7%, respectively, as compared to the Prior Year’s Quarter. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT Maryland’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, (excluding from both periods presented for comparability purposes the Icon at the Rotunda property which was sold in the Current Quarter), at the end of the Current Quarter and the Prior Year’s Quarter were $1,958 and $1,957, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $186,000 and $184,000, respectively.

Capital expenditures: Since all of FREIT Maryland’s apartment communities, with the exception of the Boulders, Regency and Station Place properties, were constructed more than 25 years ago, FREIT Maryland tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. As a result of the COVID-19 global pandemic, only capital improvements deemed essential are being made at this time. Funds for these capital projects are available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Three Months Ended January 31,
	2022	2021
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$1,322	$1,461
New	20	—
Variable rate mortgages:
1st Mortgages
Existing	952	1,316
New	—	—
Interest rate swap contracts breakage fee	213	—
Other	58	61
Total financing costs, gross	2,565	2,838
Amortization of mortgage costs	363	294
Total financing costs, net	$2,928	$3,132

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Quarter decreased by approximately $204,000, or 6.5%, compared to the Prior Year’s Quarter which is primarily attributable to the following: (a) a decline of approximately $364,000 in interest on variable rate mortgages primarily attributed to the pay-down in the Current Quarter of the loans outstanding on the Rotunda Property and the Westridge Square Property from the net proceeds of the sale; (b) an increase of approximately $69,000 primarily attributed to the write-off of the deferred mortgage costs on the loans associated with the sale of the Maryland Properties; offset by (c) an increase of approximately $213,000 attributed to a breakage fee on the early termination of the interest rate swap contracts relating to the loan outstanding on the Damascus property, which was repaid from the net proceeds of the sale of the Damascus property in the Current Quarter. (See Note 7 to FREIT Maryland’s condensed consolidated financial statements for additional details on the sale of these three properties.)

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expense for the Current Quarter was approximately $1,327,000 compared to $1,260,000 for the Prior Year’s Quarter. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The increase in G&A costs for the Current Quarter was primarily driven by an increase in legal costs attributed to the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC.

DEPRECIATION

Depreciation expense for the Current Quarter was approximately $1,820,000 compared to $2,295,000 for the Prior Year’s Quarter. The decline in depreciation expense for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $0.5 million attributed to the sale of the Maryland Properties in the Current Quarter; offset by (b) an increase of approximately $0.1 million attributed to tenant improvements written off at the Preakness Shopping Center in the Current Quarter.

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $2.9 million for the Current Quarter compared to net cash provided by operating activities of approximately $5.2 for the Prior Year’s Quarter. FREIT Maryland expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of January 31, 2022, FREIT Maryland had cash, cash equivalents and restricted cash totaling $106.9 million, compared to $39 million at October 31, 2021. The increase in cash in the Current Quarter is primarily attributable to approximately $252.3 million in net cash provided by investing activities including capital expenditures and $2.9 million in net cash provided by operating activities offset by approximately $187.3 million in net cash used in financing activities. The increase in cash of approximately $67.9 million was primarily attributed to the following: (a) a distribution of net proceeds received from the sale of the Rotunda Property of approximately $54.2 million (inclusive of a loan repayment from Grande Rotunda of approximately $27.7 million and repayment of secured loans receivable including accrued interest held by certain members in Rotunda 100 of approximately $5.1 million); (b) a distribution of net proceeds received from the sale of the Damascus Property of approximately $11.8 million; (c) anticipated funds of approximately $9.3 million to be released from funds held in post-closing escrow related to the sale of the Maryland Properties; offset by (d) a loan pay-down including closing costs of approximately $7.6 million attributed to the refinancing of the loan on the Boulders property; and (e) a net cash outlay from the sale of the Westridge Square Property of approximately $0.7 million. (See Note 7 to FREIT Maryland’s condensed consolidated financial statements for additional details on the sale of these three properties.)

Credit Line: FREIT Maryland’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT Maryland’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of January 31, 2022 and October 31, 2021, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: After careful consideration of FREIT Maryland’s projected operating results and cash needs, the Board declared a dividend of $0.10 per share in the first quarter which was paid on March 15, 2022 to stockholders of record on March 1, 2022. The Board will continue to evaluate the dividend on a quarterly basis.

As of January 31, 2022, FREIT Maryland’s aggregate outstanding mortgage debt was $137.8 million, which bears a weighted average interest rate of 3.94% and an average life of approximately 2.03 years. FREIT Maryland’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2022	2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$47.4 (A)	$17.1	$16.5	$13.9	$0.0	$0.0	$10.5	$26.0

	(A)	Includes the following:
		(1) A loan on the Preakness Shopping Center located in Wayne, New Jersey in the amount of approximately $22.4 million. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan. (See Note 9 to FREIT Maryland's condensed consolidated financial statements for additional details.)

		(2) A loan on the Westwood Hills property located in Westwood, New Jersey in the amount of $25 million which matures on October 1, 2022 and has an option to extend for two (2) additional six (6)-month periods from the maturity date, subject to provisions of the loan agreement.

Index

The following table shows the estimated fair value and net carrying value of FREIT Maryland’s long-term debt at January 31, 2022 and October 31, 2021:

($ in Millions)	January 31, 2022	October 31, 2021

Fair Value	$136.5	$301.6

Carrying Value, Net	$136.5	$299.9

Fair values are estimated based on market interest rates at January 31, 2022 and October 31, 2021 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT Maryland expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent FREIT Maryland has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2022, a 1% interest rate increase would reduce the fair value of FREIT Maryland’s debt by $4 million, and a 1% decrease would increase the fair value by $4.3 million.

FREIT Maryland continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to stockholders.

On December 30, 2021, FREIT Maryland refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs inclusive of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property resulting from the legal proceeding between FREIT Maryland and certain of its affiliates and Sinatra Properties, LLC (See Note 6 to FREIT Maryland’s condensed consolidated financial statements). This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT Maryland to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

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

FREIT Maryland has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT Maryland entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($14,838,000 at January 31, 2022) for the Regency swap, a notional amount of approximately $25,800,000 ($22,144,000 at January 31, 2022) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($11,917,000 at January 31, 2022) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of this loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the three months ended January 31, 2022. (See Note 7 to FREIT Maryland’s condensed consolidated financial statements for further details.)

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

FREIT Maryland had a variable interest rate loan secured by its Rotunda Property. As part of the refinancing of Grande Rotunda’s construction loan with a new loan from Aareal Capital Corporation, Grande Rotunda had purchased an interest rate cap contract on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending

Index

the loan one year with a new maturity date of February 6, 2022. Additionally, Grande Rotunda purchased an interest rate cap contract on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. On December 30, 2021, the Rotunda Property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of this loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. (See Note 7 to FREIT Maryland’s condensed consolidated financial statements for further details.)

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT Maryland marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT Maryland’s condensed consolidated statement of income; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT Maryland has the following derivative-related risks with its interest rate swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT Maryland wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT Maryland’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT Maryland’s fixed interest payments and FREIT Maryland elected early termination, FREIT Maryland would realize a gain on termination. At January 31, 2022, the contracts for Regency and Station Place were in the counterparties’ favor and the contract for Wayne PSC was in FREIT Maryland’s favor. If FREIT Maryland had terminated these contracts at that date it would have realized losses of approximately $475,000 for the Regency swap and $642,000 for the Station Place swap all of which have been included as a liability in FREIT Maryland’s condensed consolidated balance sheet as at January 31, 2022 and a gain of approximately $71,000 for the Wayne PSC swap which has been included as an asset in FREIT Maryland’s condensed consolidated balance sheet as of January 31, 2022. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the three months ended January 31, 2022 and 2021, FREIT Maryland recorded an unrealized gain of approximately $1,262,000 and $498,000, respectively, in the condensed consolidated statements of comprehensive income.

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT Maryland reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

Index

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FREIT Maryland does not include distributions from equity/debt/capital gain sources in its computation of FFO. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT Maryland modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of its decision making process. These adjustments to GAAP net income are straight-line rents and recurring capital improvements on FREIT Maryland’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT Maryland believes that AFFO is a superior measure of its operating performance. FREIT Maryland computes FFO and AFFO as follows:

	For the Three Months Ended January 31,
	2022	2021
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$69,153	$779
Depreciation of consolidated properties	1,820	2,295
Amortization of deferred leasing costs	71	110
Distributions to non-controlling interests	(345)	—
Net gain on sale of Maryland properties	(70,003)	—
Adjustment to loss in investment in tenancy-in-common for depreciation	353	351
FFO	$1,049	$3,535

Per Share - Basic and Diluted	$0.15	$0.50

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$1,049	$3,535
Deferred rents (Straight lining)	10	206
Capital Improvements - Apartments	(48)	(82)
AFFO	$1,011	$3,659

Per Share - Basic and Diluted	$0.14	$0.52

Weighted Average Shares Outstanding:
Basic	7,036	7,009
Diluted	7,099	7,009

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT Maryland’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT Maryland’s management, including FREIT Maryland’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT Maryland’s disclosure controls and procedures are effective as of January 31, 2022. There has been no change in FREIT Maryland’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT Maryland’s internal control over financial reporting.

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

Index

Part II: Other Information

Item 1: Legal Proceedings

On January 14, 2020, FREIT Maryland and certain of its affiliates (collectively, the “Sellers”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”), which provides for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

Upon the execution of the Purchase and Sale Agreement, the Purchaser delivered into escrow a deposit in the amount of $15 million (the “Deposit”), in the form of an unconditional, irrevocable letter of credit in such amount (the “Letter of Credit”). The Purchase and Sale Agreement provided that the Sellers’ exclusive remedy, in the event of a “Purchaser Default” and the termination of the Purchase and Sale Agreement, is the forfeiture of the Deposit to the Sellers as liquidated damages. Accordingly, contemporaneously with the Sellers’ delivery of the termination notice to the Purchaser, the Sellers delivered written notice to the escrow agent requesting that the escrow agent release the Letter of Credit from escrow and deliver same to the Sellers.

On May 6, 2020, the Purchaser filed a complaint (the “Complaint”) against the Sellers in the Superior Court of New Jersey, in which, among other things, the Purchaser alleged breach of contract and breach of the covenant of good faith and fair dealing against the Sellers in connection with the Sellers’ termination of the Purchase and Sale Agreement. The Purchaser sought (a) a judgment of specific performance compelling the Sellers to convey the properties under the Purchase and Sale Agreement to the Purchaser; (b) declaratory judgment from the court that (i) the Purchase and Sale Agreement was not terminated, (ii) the Purchaser was not in default under the Purchase and Sale Agreement, and (iii) the Sellers were in default under the Purchase and Sale Agreement, subject to a right to cure; (c) an order for injunctive relief compelling the Sellers to perform the Purchase and Sale Agreement; (d) in the event that the court did not order specific performance, a judgment directing that the Purchaser’s $15 million deposit under the Purchase and Sale Agreement be returned to the Purchaser, and compensatory, consequential and incidental damages in an amount to be determined at trial; and (e) attorneys’ fees and costs.

The Purchaser filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement, providing notice to the public of the Complaint. The lis pendens have been dismissed by the Court pursuant to the Order entered on February 4, 2022 discussed below. Accordingly, subject to the Purchaser’s possible challenge of the Court’s Order, the future sale or financing of these properties is not affected by the lis pendens.

On June 17, 2020, the Sellers filed their answer, separate defenses, and counterclaims (the “Answer”) in response to the Complaint, in which, among other things, the Sellers (a) denied the Purchaser’s claim that the Sellers’ termination of the Purchase and Sale Agreement was wrongful, and asserted that there was no contractual basis in the Purchase and Sale Agreement to relieve the Purchaser from its obligation to perform thereunder, or to defer or postpone the Purchaser’s obligation to perform, (b) asserted certain defenses to the allegations set forth in the Complaint without admitting any liability, and (c) requested relief from the Court in the form of (i) judgment in the Sellers’ favor dismissing all of the Purchaser’s claims against them with prejudice and denying all of the Purchaser’s requests for relief, (ii) reasonable attorneys’ fees and costs, and (iii) such other and further relief as the Court deemed just.

In addition, the Answer asserted counterclaims by the Sellers against the Purchaser for breach of contract due to the Purchaser’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers sought a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to the Purchaser’s default and an order from the Court that the Purchaser authorized the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers. On April 28, 2021, the Sellers amended the Answer to include (1) counterclaims against the Purchaser for breach of contract due to the Purchaser’s breach of confidentiality and non-disclosure obligations contained in the Purchase and Sale Agreement, and (2) third-party claims against Purchaser’s affiliate Kushner Realty Acquisition LLC for breach of its confidentiality and non-disclosure obligations contained in the non-disclosure agreement entered into by the parties in connection with the negotiation of the transactions contemplated by the Purchase and Sale Agreement, based on the conduct of the Purchaser and its affiliates after the Sellers terminated the Purchase and Sale Agreement.

In connection with these counterclaims and third-party claims, the Answer sought the following relief from the Court: (a) liquidated damages in the amount of $15 million, as provided in the Purchase and Sale Agreement; (b) in the alternative to the liquidated damages provided for in the Purchase and Sale Agreement, money damages in an amount to be determined at trial; (c) interest, attorneys’ fees and costs associated with the defense of the Purchaser’s claims and the prosecution of the Sellers’ counterclaims against the Purchaser, as provided for in the Purchase and Sale Agreement; (d) judgment declaring that the Sellers properly terminated the Purchase and Sale Agreement due to the Purchaser’s default thereunder; (e) judgment declaring that the Purchaser must authorize the escrow agent to release the $15 million deposit to the Sellers; (f) an order enjoining the Purchaser and its affiliates from engaging in further breaches of the Purchase and Sale Agreement and non-disclosure agreement, and compelling the Purchaser and its affiliates to return the Sellers’ confidential information and materials and to use best efforts to ensure the return of the Sellers’

Index

confidential information and materials from third parties to whom the Purchaser and/or its affiliates provided such materials; and (g) such other relief as the Court deemed just and equitable.

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

Each of the Sellers and the Purchaser filed motions for summary judgment (“Summary Judgment Motions”) with the Court in which the litigation is pending seeking, among other things, the dismissal of the other parties’ claims.

On February 4, 2022, the Court entered an Order (the “Order”) with respect to the Summary Judgment Motions which provides as follows:

(1) The Court finds that the Plaintiff’s have breached the subject contract and the Court dismisses all claims for relief filed by the Plaintiff in this suit. The Court dismissed the Complaint and dismisses the Lis Pendens.

(2) The Court finds that the liquidated damage provision of the contract is not enforceable and the Court Orders that the $15 million held in escrow be returned to the Plaintiff.

(3) The Court dismisses the Counterclaims and Third Party Complaint. All pleadings are dismissed.

The Sellers are evaluating the Order and their rights and remedies with respect thereto. The Sellers continue to believe that the allegations set forth in the Complaint and Answer filed by the Purchaser and in the Answer and Affirmative Defenses filed by the Purchaser and Kushner Realty Acquisition LLC are without merit.

Index

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2021, that was filed with the Securities and Exchange Commission on January 28, 2022.

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT Maryland’s quarterly report on Form 10-Q for the period ended January 31, 2022, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: March 17, 2022
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)